Form 10-Q
period 2007-06-30
DCP Midstream Partners, LP
filed 2007-08-09
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

or

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

As of August 3, 2007, there were outstanding 14,183,639 common limited partner units and 7,142,857 subordinated units.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

i

GLOSSARY OF TERMS

The following is a list of certain industry terms used throughout this report:

Bbls	barrels
Bbls/d	barrels per day
Frac spread	price differences, measured in energy units, between equivalent amounts of natural gas and NGLs
Fractionation	the process by which natural gas liquids are separated into individual components
MMBtu	million British thermal units, a measurement of energy
MMBtu/d	million British thermal units per day, a measurement of energy
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
Throughput	the volume of product transported or passing through a pipeline or other facility

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

•

the extent of changes in commodity prices, our ability to effectively mitigate a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2007	December 31, 2006
	($ in millions)
ASSETS
Current assets:
Cash and cash equivalents	$55.0	$46.2
Short-term investments	—	0.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.6 million and $0.3 million, respectively	40.2	43.4
Affiliates	30.4	34.8
Inventories	30.3	30.1
Unrealized gains on non-trading derivative and hedging instruments	3.2	4.2
Other	0.2	0.3

Total current assets	159.3	159.6
Restricted investments	—	102.0
Property, plant and equipment, net	370.7	194.7
Goodwill	29.3	29.3
Intangible assets, net	15.0	2.8
Equity method investments	6.4	5.9
Unrealized gains on non-trading derivative and hedging instruments	5.0	6.5
Other long-term assets	1.3	0.8

Total assets	$587.0	$501.6

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$70.7	$66.9
Affiliates	21.6	50.4
Unrealized losses on non-trading derivative and hedging instruments	4.4	0.7
Accrued interest payable	0.4	1.1
Other	7.3	7.4

Total current liabilities	104.4	126.5
Long-term debt	249.0	268.0
Unrealized losses on non-trading derivative and hedging instruments	10.3	2.7
Other long-term liabilities	2.3	1.0

Total liabilities	366.0	398.2

Commitments and contingent liabilities

Partners’ equity:
Common unitholders (13,362,923 and 10,357,143 units issued and outstanding, respectively)	349.9	223.4
Class C unitholders (200,312 units issued and outstanding at both periods)	(20.7)	(20.7)
Subordinated unitholders (7,142,857 convertible units issued and outstanding at both periods)	(102.5)	(101.6)
General partner interest	(5.0)	(5.0)
Accumulated other comprehensive (loss) income	(0.5)	7.3

Total	221.2	103.4
Less treasury units, at cost (4,000 and 0, respectively)	(0.2)	—

Total partners’ equity	221.0	103.4

Total liabilities and partners’ equity	$587.0	$501.6

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$123.6	$107.5	$301.9	$291.6
Sales of natural gas, propane, NGLs and condensate to affiliates	62.0	46.1	116.6	121.0
Transportation and processing services	3.6	3.6	6.9	7.4
Transportation and processing services to affiliates	3.9	3.3	7.9	6.0
Losses from non-trading derivative activity, net	(5.8)	—	(5.8)	—
Losses from non-trading derivative activity — affiliates, net	(0.4)	(0.4)	(0.5)	(0.5)

Total operating revenues	186.9	160.1	427.0	425.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	129.5	113.8	292.6	324.3
Purchases of natural gas, propane and NGLs from affiliates	35.7	24.2	83.5	55.6
Operating and maintenance expense	6.3	5.1	12.9	11.5
Depreciation and amortization expense	4.5	3.1	7.9	6.4
General and administrative expense	4.5	2.7	7.0	5.5
General and administrative expense — affiliates	2.4	1.9	4.7	3.8

Total operating costs and expenses	182.9	150.8	408.6	407.1

Operating income	4.0	9.3	18.4	18.4
Interest income	0.8	1.5	2.5	3.0
Interest expense	(4.6)	(2.6)	(8.4)	(5.2)
Earnings from equity method investments	0.3	0.1	0.5	0.1

Net income	$0.5	$8.3	$13.0	$16.3
Less:
Net loss (income) attributable to predecessor operations	—	0.5	—	(2.1)
General partner interest in net income	(0.3)	(0.2)	(0.6)	(0.3)

Net income allocable to limited partners	$0.2	$8.6	$12.4	$13.9

Net income per limited partner unit — basic and diluted	$0.01	$0.47	$0.60	$0.79

Weighted-average limited partner units outstanding — basic and diluted	18.0	17.5	17.8	17.5

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	($ in millions)
Net income	$0.5	$8.3	$13.0	$16.3

Other comprehensive loss:
Reclassification of cash flow hedge into earnings	(0.7)	(0.5)	(2.1)	(0.7)
Net unrealized losses on cash flow hedges	(0.4)	(2.4)	(5.7)	(2.8)

Total other comprehensive loss	(1.1)	(2.9)	(7.8)	(3.5)

Total comprehensive (loss) income	$(0.6)	$5.4	$5.2	$12.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	($ in millions)
OPERATING ACTIVITIES:
Net income	$13.0	$16.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7.9	6.4
Undistributed earnings from equity method investments	(0.5)	(0.1)
Other, net	(0.4)	(1.4)
Change in operating assets and liabilities which provided (used) cash, net of effects from acquisitions:
Accounts receivable	9.8	73.9
Inventories	(0.2)	12.4
Net unrealized losses on non-trading derivative and hedging instruments	6.2	0.9
Accounts payable	(14.2)	(83.0)
Accrued interest	(0.7)	(0.2)
Other current assets and liabilities	(0.2)	1.7
Other long-term assets and liabilities	0.6	—

Net cash provided by operating activities	21.3	26.9

INVESTING ACTIVITIES:
Capital expenditures	(7.6)	(12.1)
Acquisition of assets	(191.3)	—
Payment of earnest deposit	(9.0)	—
Refund of earnest deposit	9.0	—
Proceeds from sales of assets	0.1	0.1
Purchases of available-for-sale securities	(6,427.7)	(4,249.8)
Proceeds from sales of available-for-sale securities	6,531.1	4,248.8

Net cash used in investing activities	(95.4)	(13.0)

FINANCING ACTIVITIES:
Borrowings of debt	188.0	—
Repayments of debt	(207.0)	(20.1)
Proceeds from issuance of common units, net of offering costs	128.5	—
Payment of deferred financing costs	(0.5)	—
Purchase of treasury units	(0.2)	—
Excess purchase price over acquired assets	(9.9)	—
Net change in advances from DCP Midstream, LLC	—	(10.9)
Distributions to unitholders	(16.4)	(8.0)
Contributions from unitholders	0.4	3.2

Net cash provided by (used in) financing activities	82.9	(35.8)

Net change in cash and cash equivalents	8.8	(21.9)
Cash and cash equivalents, beginning of period	46.2	42.2

Cash and cash equivalents, end of period	$55.0	$20.3

Supplementary disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$10.0	$5.4

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

We are a Delaware master limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system assets; our Southern Oklahoma system (which was acquired in May 2007); our NGL transportation pipelines; and our wholesale propane logistics business (which was acquired in November 2006).

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

Restricted Investments — Restricted investments consisted of $102.0 million in investments in commercial paper and various other high-grade debt securities as of December 31, 2006. These investments were used as collateral to secure the term loan portion of our credit facility and to finance gathering and compression asset acquisitions. There were no restricted investments as of June 30, 2007.

Accounting for Risk Management and Hedging Activities and Financial Instruments — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges beginning in July 2007. As a result, the remaining net loss of $2.0 million deferred in accumulated other comprehensive income, or AOCI, as of June 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings.

Revenue Recognition — We generate the majority of our revenues from gathering, processing, compressing, transporting, and fractionating natural gas and NGLs, and from trading and marketing of natural gas and NGLs. We realize revenues either by selling the residue natural gas and NGLs, or by receiving fees from the producers.

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

4.	Acquisitions

Gathering and Compression Assets

On July 1, 2007, we acquired a 25% limited liability company interest in DCP East Texas Holdings, LLC, a 40% limited liability company interest in Discovery Producer Services LLC and a derivative instrument from DCP Midstream, LLC for aggregate consideration consisting of $244.7 million in cash, the issuance of 620,404 common units valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million.

In May 2007, we agreed to acquire certain subsidiaries of Momentum Energy Group Inc., or MEG, from DCP Midstream, LLC for $165.0 million, subject to closing adjustments. This transaction is expected to close in the third quarter of 2007, but is contingent upon DCP Midstream, LLC closing their acquisition of the stock of MEG. On May 21, 2007, in connection with this acquisition, we entered into a common unit purchase agreement, which is contingent on the closing of the MEG acquisition, with certain institutional investors to sell 2,380,952 common limited partner units in a private placement at $42.00 per unit, or approximately $100.0 million in the aggregate. In connection with this common unit purchase agreement, we have a registration obligation that is contingent upon closing of the MEG acquisition.

In May 2007, we acquired certain gathering and compression assets located in Southern Oklahoma, as well as related commodity purchase contracts, from Anadarko Petroleum Corporation for approximately $181.1 million, subject to customary purchase price adjustments.

In April 2007, we acquired certain gathering and compression assets located in Northern Louisiana from Laser Gathering Company, LP for approximately $10.2 million, subject to customary purchase price adjustments.

The results of operations for these acquired assets have been included prospectively, from the dates of acquisition, as part of the Natural Gas Services segment.

Wholesale Propane Logistics Business

On November 1, 2006, we acquired our wholesale propane logistics business from DCP Midstream, LLC for aggregate consideration of approximately $82.9 million, which consisted of $77.3 million in cash ($9.9 million of which was paid in January 2007), and the issuance of 200,312 Class C units valued at approximately $5.6 million. Included in the aggregate consideration was $10.5 million of costs incurred through October 31, 2006, which were associated with the construction of a new pipeline terminal.

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

The following tables present the impact on our unaudited condensed consolidated statement of operations, adjusted for the acquisition of our wholesale propane logistics business from DCP Midstream, LLC, for the three and six months ended June 30, 2006 ($ in millions):

Three Months Ended June 30, 2006

	DCP Midstream Partners, LP	Wholesale Propane Logistics Business	Combined DCP Midstream Partners, LP
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$88.1	$65.5	$153.6
Transportation and other	6.9	(0.4)	6.5

Total operating revenues	95.0	65.1	160.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	75.7	62.3	138.0
Operating and maintenance expense	3.0	2.1	5.1
Depreciation and amortization expense	2.9	0.2	3.1
General and administrative expense	3.6	1.0	4.6

Total operating costs and expenses	85.2	65.6	150.8

Operating income	9.8	(0.5)	9.3
Interest expense, net	(1.1)	—	(1.1)
Earnings from equity method investments	0.1	—	0.1

Net income	$8.8	$(0.5)	$8.3

Six Months Ended June 30, 2006

	DCP Midstream Partners, LP	Wholesale Propane Logistics Business	Combined DCP Midstream Partners, LP
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$201.6	$211.0	$412.6
Transportation and other	13.4	(0.5)	12.9

Total operating revenues	215.0	210.5	425.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	177.8	202.1	379.9
Operating and maintenance expense	7.3	4.2	11.5
Depreciation and amortization expense	5.9	0.5	6.4
General and administrative expense	7.7	1.6	9.3

Total operating costs and expenses	198.7	208.4	407.1

Operating income	16.3	2.1	18.4
Interest expense, net	(2.2)	—	(2.2)
Earnings from equity method investments	0.1	—	0.1

Net income	$14.2	$2.1	$16.3

5.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

DCP Midstream, LLC provided centralized corporate functions on behalf of our predecessor operations, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The predecessor’s share of those costs was allocated based on the predecessor’s proportionate net investment (consisting of property, plant and equipment, net, equity method investments, and intangible assets, net) as compared to DCP Midstream, LLC’s net investment. In management’s estimation, the allocation methodologies used were reasonable and resulted in an allocation to the predecessors of their respective costs of doing business, which were borne by DCP Midstream, LLC.

Omnibus Agreement

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The Omnibus Agreement: (1) states that the annual fee of $4.8 million for the initial assets under the agreement was fixed at such amount for 2006, subject to annual increases in the Consumer Price Index, which increased to $5.0 million for 2007; (2) effective November 2006, includes an additional annual fee of $2.0 million related to the acquisition of our wholesale propane logistics business from DCP Midstream, LLC, subject to the same conditions noted above; and (3) effective May 2007, includes an additional annual fee of $0.2 million related to the Southern Oklahoma asset acquisition, subject to the same conditions noted above.

The Omnibus Agreement addresses the following matters:

•

our obligation to reimburse DCP Midstream, LLC for the payment of operating expenses, including salary and benefits of operating personnel, it incurs on our behalf in connection with our business and operations;

•

our obligation to reimburse DCP Midstream, LLC for providing us with general and administrative services with respect to our business and operations, which is $7.2 million in 2007, subject to an increase for 2008 based on increases in the Consumer Price Index and subject to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses with the concurrence of the special committee of the General Partner’s board of directors;

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

Indemnification

Under the Omnibus Agreement, DCP Midstream, LLC will indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before the closing date of our initial public offering. DCP Midstream, LLC’s maximum liability for this indemnification obligation does not exceed $15.0 million and DCP Midstream, LLC does not have any obligation under this indemnification until our aggregate losses exceed $250,000. DCP Midstream, LLC has no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of our initial public offering. We have agreed to indemnify DCP Midstream, LLC against environmental liabilities related to our assets to the extent DCP Midstream, LLC is not required to indemnify us.

Additionally, DCP Midstream, LLC will indemnify us for losses attributable to title defects, retained assets and liabilities (including preclosing litigation relating to contributed assets) and income taxes attributable to pre-closing operations. We will indemnify DCP Midstream, LLC for all losses attributable to the postclosing operations of the assets contributed to us, to the extent not subject to DCP Midstream, LLC’s indemnification obligations. In addition, DCP Midstream, LLC has agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions required to be made by us to Black Lake Pipe Line Company, or Black Lake, associated with any repairs to the Black Lake pipeline that are determined to be necessary as a result of the currently ongoing pipeline integrity testing occurring from 2005 through 2007. DCP Midstream, LLC had also agreed to indemnify us for up to $4.0 million of the costs associated with any repairs to the Seabreeze pipeline that were determined to be necessary as a result of pipeline integrity testing that occurred in 2006. Pipeline integrity testing and repairs were our responsibility and were recognized as operating and maintenance expense. Reimbursement of these expenses from DCP Midstream, LLC were not significant and were recognized by us as capital contributions.

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

In addition, we sell NGLs and condensate from our Minden and Ada processing plants, and condensate from our Pelico system to a subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation and other charges from the tailgate of the respective asset, which is recorded in the condensed consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates. We also sell propane to a subsidiary of DCP Midstream, LLC.

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

DCP Midstream, LLC was a significant customer during the three and six months ended June 30, 2007 and 2006.

Duke Energy

Prior to December 31, 2006, we charged transportation fees, sold a portion of our residue gas to, and purchased raw natural gas from, Duke Energy Corporation, or Duke Energy, and its affiliates.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services to ConocoPhillips and its affiliates. The agreements include fee-based and percentage-of-proceeds gathering and processing arrangements, gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $1.5 million and $1.2 million of capital reimbursements during the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes the transactions with affiliates ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$59.3	$46.0	$113.9	$120.9
Transportation and processing services	$1.3	$1.3	$2.9	$2.5
Purchases of natural gas, propane and NGLs	$30.0	$20.1	$70.0	$48.0
Losses from non-trading derivative activity, net	$(0.4)	$(0.4)	$(0.5)	$(0.5)
General and administrative expense	$2.4	$1.9	$4.7	$3.8
Duke Energy:
Purchases of natural gas, propane and NGLs	$—	$1.7	$—	$1.9
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$2.7	$0.1	$2.7	$0.1
Transportation and processing services	$2.6	$2.0	$5.0	$3.5
Purchases of natural gas, propane and NGLs	$5.7	$2.4	$13.5	$5.7

We had accounts receivable and accounts payable with affiliates as follows ($ in millions):

	June 30, 2007	December 31, 2006
DCP Midstream, LLC:
Accounts receivable	$19.9	$30.0
Accounts payable	$19.5	$46.6
Spectra Energy:
Accounts receivable	$0.3	$—
Duke Energy:
Accounts receivable	$—	$0.2
Accounts payable	$—	$1.8
ConocoPhillips:
Accounts receivable	$10.2	$4.6
Accounts payable	$2.1	$2.0

6.	Intangible Assets

Intangible assets consist primarily of commodity purchase contracts. The gross carrying amount and accumulated amortization for the commodity purchase contracts and other intangible assets are included in the accompanying condensed consolidated balance sheets as intangible assets, net, and were as follows ($ in millions):

	June 30, 2007	December 31, 2006
Gross carrying amount	$16.9	$4.4
Accumulated amortization	(1.9)	(1.6)

Intangible assets, net	$15.0	$2.8

Intangible assets increased in May 2007 as a result of the Southern Oklahoma asset acquisition, through which $12.5 million of net commodity purchase contracts were acquired. These intangible assets have a life of 15 years and are being amortized through 2022.

For the three and six months ended June 30, 2007, we recorded amortization expense associated with these intangibles of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2006, we recorded amortization expense associated with these intangibles of $0.1 million and $0.3 million, respectively.

7.	Debt

Long-term debt was as follows ($ in millions):

	Principal Amount
	June 30, 2007	December 31, 2006
Revolving credit facility, weighted-average interest rate of 5.77% at June 30, 2007, due June 21, 2012	$249.0	$168.0
Term loan facility	—	100.0

Total long-term debt	$249.0	$268.0

Credit Agreements

On June 21, 2007, we entered into the Amended and Restated Credit Agreement, or the Amended Credit Agreement, that replaced our existing credit agreement, or the Credit Agreement, which consists of:

•	a $600.0 million revolving credit facility; and

•	a $250.0 million term loan facility.

At June 30, 2007, we had $0.2 million of letters of credit outstanding. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheet as of December 31, 2006. In June 2007, we incurred $0.5 million of debt issuance costs associated with the Amended Credit Agreement. These expenses are deferred as other long-term assets in the condensed consolidated balance sheet and will be amortized over the term of the Amended Credit Agreement.

Under the Amended Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. As of June 30, 2007, the weighted-average interest rate on our revolving credit facility was 5.77% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%.

The Amended Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended Credit Agreement) of not more than 5.75 to 1.0 through and including the quarter ended June 30, 2007 and 5.0 to 1.0 thereafter, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.50 to 1.0. The Amended Credit Agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Amended Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

Bridge Loan

In May 2007, we entered into a two-month bridge loan, or the Bridge Loan, which provided for borrowings up to $100.0 million, and had terms and conditions substantially similar to those of our Credit Agreement. In conjunction with our entering into the Bridge Loan, our Credit Agreement was amended to provide for additional unsecured indebtedness, of an amount not to exceed $100.0 million, which was due and payable no later than August 9, 2007.

We used borrowings on the Bridge Loan of $88.0 million to partially fund the Southern Oklahoma asset acquisition. The remaining $12.0 million available for borrowing on the Bridge Loan was not utilized. We used a portion of the net proceeds of a private placement of limited partner units to extinguish the $88.0 million outstanding on the Bridge Loan.

8.	Partnership Equity and Distributions

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

On June 22, 2007, we entered into a private placement agreement, or the Private Placement Agreement, with a group of institutional investors for $130.0 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $128.5 million, net of offering costs. In connection with the Private Placement Agreement, we entered into a registration rights agreement with institutional investors that requires us to file a shelf registration statement with the Securities and Exchange Commission, or SEC, to register the units by the earlier of within 120 days of the close of the private placement or when a shelf registration statement is filed to register the units to be issued and sold by us under a common unit purchase agreement, which is contingent on the closing of the MEG acquisition. In addition the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 210 days of the closing of the private placement, or we will be liable to the institutional investors for liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for the first 60 days following the 210th day, increasing by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period.

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

General Partner Interest and Incentive Distribution Rights — Prior to June 22, 2007, the general partner was entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its general partner interest. The general partner’s 2% interest in these distributions was reduced to 1.7% on June 22, 2007 as a result of the issuance of the 3,005,780 common limited partner units in conjunction with the Private Placement Agreement.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. The general partner’s incentive distribution rights were not reduced as a result of the Private Placement Agreement, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its general partner interest. Please read the Distributions of Available Cash during the Subordination Period and Distributions of Available Cash after the Subordination Period sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

Class C Units — The Class C units have the same liquidation preference, rights to cash distributions and voting rights as the common units. On July 2, 2007, the Class C units were converted to common units.

Subordinated Units — All of the subordinated units are held by DCP Midstream, LLC. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of Available Cash each quarter in an amount equal to $0.35 per common unit, or the Minimum Quarterly Distribution, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one for one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The subordination period has an early termination provision that permits 50% of the subordinated units to convert to common units on the second business day following the first quarter distribution in 2008 and the other 50% of the subordinated units to convert to common units on the second business day following the first quarter distribution in 2009, provided the tests for ending the subordination period contained in the partnership agreement are satisfied. The rights of the subordinated unitholders, other than the distribution rights described above, are substantially the same as the rights of the common unitholders.

Treasury Units — In March 2007, we purchased 4,000 units on the open market, at an average cost of $39.16 per unit. These units were held as treasury units at June 30, 2007, and will be used for director compensation pursuant to the DCP Midstream Partners, LP Long-Term Incentive Plan, or LTIP.

Distributions of Available Cash during the Subordination Period — Our partnership agreement, after adjustment for the general partner’s relative ownership level, currently 1.7%, requires that we make distributions of Available Cash for any quarter during the subordination period in the following manner:

•

first, to the common unitholders and the general partner, in accordance with their pro rata interest, until we distribute for each outstanding common unit an amount equal to the Minimum Quarterly Distribution for that quarter;

•

second, to the common unitholders and the general partner, in accordance with their pro rata interest, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the Minimum Quarterly Distribution on the common units for any prior quarters during the subordination period;

•

third, to the subordinated unitholders and the general partner, in accordance with their pro rata interest, until we distribute for each subordinated unit an amount equal to the Minimum Quarterly Distribution for that quarter;

•

fourth, to all unitholders and the general partner, in accordance with their pro rata interest, until each unitholder receives a total of $0.4025 per unit for that quarter (the First Target Distribution);

•

fifth, 13% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.4375 per unit for that quarter (the Second Target Distribution);

•

sixth, 23% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.525 per unit for that quarter (the Third Target Distribution); and

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders (the Fourth Target Distribution).

Distributions of Available Cash after the Subordination Period — Our partnership agreement after adjustment for the general partner’s relative ownership level requires that we make distributions of Available Cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, to all unitholders and the general partner, in accordance with their pro rata interest, until each unitholder receives a total of $0.4025 per unit for that quarter;

•

second, 13% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.4375 per unit for that quarter;

•

third, 23% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.525 per unit for that quarter; and

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2007 and 2006 ($ in millions, except per unit distribution amounts):

Payment Date	Per Unit Distribution	Total Cash Distribution
May 15, 2007	$0.465	$8.6
February 14, 2007	0.430	7.8
November 14, 2006	0.405	7.4
August 14, 2006	0.380	6.7
May 15, 2006	0.350	6.3
February 13, 2006 (a)	0.095	1.7

(a)	Represents the pro rata portion of our Minimum Quarterly distribution of $0.35 per unit for the period December 7, 2005, the closing of our initial public offering, through December 31, 2005.

9.	Risk Management and Hedging Activities

The impact of our derivative activity on our results of operations and financial position is summarized below ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commodity cash flow hedges:
Losses due to ineffectiveness	$—	$(0.1)	$—	$(0.5)
Gains reclassified into earnings as a result of settlements	$0.6	$0.5	$1.8	$0.7
Commodity non-trading derivative activity:
Losses from non-trading derivative activity	$(6.2)	$(0.4)	$(6.3)	$(0.5)
Interest rate cash flow hedges:
Gains reclassified into earnings as a result of settlements	$0.1	$—	$0.3	$—

			June 30, 2007	December 31, 2006
Commodity cash flow hedges:
Net deferred (losses) gains in AOCI			$(2.0)	$6.9
Interest rate cash flow hedges:
Net deferred gains in AOCI			$1.5	$0.4

For the three and six months ended June 30, 2007 and 2006, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring, or due to a derivative no longer qualifying as an effective hedge.

Commodity Cash Flow Hedges — We use natural gas and crude oil swaps to mitigate the risk of market fluctuations in the price of NGLs, natural gas and condensate. The effective portion of the change in fair value of a derivative designated as a cash flow hedge is accumulated in AOCI, and the ineffective portion is recorded in the condensed consolidated statements of operations as sales of natural gas, propane, NGLs and condensate. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

During the period in which the hedged transaction impacts earnings, amounts in AOCI associated with the hedged transaction will be reclassified to the condensed consolidated statements of operations in the same accounts as the item being hedged. As of June 30, 2007, $0.2 million of deferred net gains on derivative instruments in AOCI will be reclassified into earnings during the next 12 months as the hedged transactions impact earnings.

Commodity Fair Value Hedges — We use fair value hedges to mitigate risk to changes in the fair value of an asset or a liability (or an identified portion thereof) that is attributable to fixed price risk. We may hedge producer price locks (fixed price gas purchases) to reduce our exposure to fixed price risk by swapping the fixed price risk for a floating price position (New York Mercantile Exchange or index-based).

For the three and six months ended June 30, 2007 and 2006 the gains or losses representing the ineffective portion of our fair value hedges were not significant. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. During the three and six months ended June 30, 2007 and 2006, there were no firm commitments that no longer qualified as fair value hedge items and, therefore, we did not recognize an associated gain or loss.

Commodity Non-Trading Derivative Activity — Our operations of gathering, processing, and transporting natural gas, and the accompanying operations of transporting and marketing of NGLs create commodity price risk due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. We occasionally will enter into financial derivatives to lock in price variability across the Pelico system to maximize the value of pipeline capacity. These financial derivatives are accounted for using mark-to-market accounting with changes in fair value recognized in current period earnings.

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

In May 2007, we executed a series of financial derivatives to mitigate a portion of the commodity exposure associated with the Southern Oklahoma asset acquisition. We entered into natural gas swap contracts for 1,500 MMBtu/d at $7.54 per MMBtu and into crude oil swap contracts for 650 Bbls/d at $67.60 per Bbl for a term from June 2007 through December 2013. In June 2007, we executed a series of financial derivatives to mitigate a portion of the commodity price exposure associated with our Northern Louisiana system assets. We entered into crude oil swap contracts for 250 Bbls/d at $71.35/Bbl for 2011, 600 Bbls/d at $71.00/Bbl for 2012 and 600 Bbls/d at $71.20/Bbl for 2013. These financial derivatives are accounted for using mark-to-market accounting with changes in fair value recognized in current period earnings.

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

The effective portions of changes in fair value are recognized in AOCI in the condensed consolidated balance sheets. As of June 30, 2007, $0.4 million of deferred net gains on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings; however, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

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

10.	Equity-Based Compensation

Total compensation cost for equity-based arrangements was as follows ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Performance Units	$0.4	$0.1	$0.5	$0.1
Phantom Units	0.3	0.1	0.4	0.2

Total compensation cost	$0.7	$0.2	$0.9	$0.3

On November 28, 2005, the board of directors of the General Partner adopted the LTIP for employees, consultants and directors of the General Partner and its affiliates who perform services for us, effective as of December 7, 2005. Under the LTIP, equity-based instruments may be granted to our key employees. The LTIP provides for the grant of LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of distribution equivalent rights, or DERs. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be delivered pursuant to awards under the LTIP. Awards that are canceled, forfeited or withheld to satisfy the General Partner’s tax withholding obligations are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the General Partner’s board of directors.

Performance Units — We have awarded phantom LPUs, or Performance Units, pursuant to the LTIP to certain employees. Performance Units generally vest in their entirety at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 150% of the outstanding Performance Units, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the compensation committee of the board of directors of the General Partner. Each Performance Unit includes a DER, which will be paid in cash at the end of the performance period.

At June 30, 2007, there was approximately $1.8 million of unrecognized compensation expense related to the Performance Units that is expected to be recognized over a weighted-average period of 2.1 years. The following table presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at December 31, 2006	23,090	$26.96
Granted	29,610	$37.23

Outstanding at June 30, 2007	52,700	$32.73	$46.62

Expected to vest	52,700	$32.73	$46.62

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

Phantom Units — In conjunction with our initial public offering, in January 2006 the General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner. Of these Phantom Units, 16,700 units will vest upon the three year anniversary of the grant date, and 5,332 units vest ratably over two years. Each Phantom Unit includes a DER, which is paid quarterly in arrears.

In May 2007, we granted 4,000 Phantom Units under the LTIP to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2007. These Phantom Units will fully vest six months following the grant date. Each Phantom Unit includes a DER, which is paid quarterly in arrears.

At June 30, 2007, there was approximately $0.6 million of unrecognized compensation expense related to the Phantom Units that is expected to be recognized over a weighted-average period of 1.1 years. The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at December 31, 2006	24,700	$24.05
Granted	4,000	$42.69
Vested or paid in cash	(2,668)	$24.05

Outstanding at June 30, 2007	26,032	$26.91	$46.62

Expected to vest	26,032	$26.91	$46.62

The estimate of Phantom Units that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our condensed consolidated statements of operations.

We intend to settle the awards issued under the LTIP in cash upon vesting, with the exception of the units granted in May 2007. Compensation expense is recognized ratably over each vesting period, and will be remeasured quarterly for all awards outstanding until the units are vested. The fair value of all awards is determined based on the closing price of our common units at each measurement date. During the six months ended June 30, 2007, 2,668 awards vested and were settled in cash for $0.1 million. No awards were vested or settled during the three and six months ended June 30, 2006.

11.	Net Income per Limited Partner Unit

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

These required disclosures do not impact our overall net income or other financial results; however, in periods in which aggregate net income exceeds the First Target Distribution Level, it will have the impact of reducing net income per LPU. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though we make distributions on the basis of Available Cash and not earnings. In periods in which our aggregate net income does not exceed the First Target Distribution Level, there is no impact on our calculation of earnings per LPU. During the three months ended June 30, 2007, our aggregate net income per LPU was less than the First Target Distribution level, and as a result there was no impact on our calculation of earnings per LPU. During the six months ended June 30, 2007, our aggregate net income per LPU exceeded the Third Target Distribution level, and as a result we allocated $1.8 million in additional earnings to the general partner. During the three months ended June 30, 2006, our aggregate net income per LPU exceeded the Second Target Distribution level, and as a result we allocated $0.3 million in additional earnings to the general partner. During the six months ended June 30, 2006, our aggregate net income per LPU was less than the First Target Distribution level, and as a result there was no impact on our calculation of earnings per LPU.

Basic and diluted net income per LPU is calculated by dividing limited partners’ interest in net income, less pro forma general partner incentive distributions as described above, by the weighted-average number of outstanding LPUs during the period.

The following table illustrates our calculation of net income per LPU ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$0.5	$8.3	$13.0	$16.3
Less:
Net loss (income) attributable to predecessor operations	—	0.5	—	(2.1)

Net income attributable to the partnership	0.5	8.8	13.0	14.2
Less: General partner interest in net income	(0.3)	(0.2)	(0.6)	(0.3)

Limited partners’ interest in net income	0.2	8.6	12.4	13.9
Less: Additional earnings allocation to general partner	—	(0.3)	(1.8)	—

Net income available to limited partners	$0.2	$8.3	$10.6	$13.9

Net income per LPU — basic and diluted	$0.01	$0.47	$0.60	$0.79

12.	Commitments and Contingent Liabilities

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

Other — We are not a party to any other significant legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect upon our consolidated results of operations, financial position, or cash flows.

Indemnification — DCP Midstream, LLC has indemnified us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the assets and occurring before the closing of our initial public offering. See the “Indemnification” section of Note 5 for additional details.

13.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of the Northern Louisiana system assets, an integrated gas gathering, compression, treating, processing, and transportation system located in northern Louisiana, as well as the Southern Oklahoma system that was acquired in May 2007.

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of six owned propane rail terminals located in the Midwest and northeastern United States, one leased propane marine terminal located in Providence, Rhode Island, one propane pipeline terminal in Midland, Pennsylvania and access to several open access pipeline terminals.

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

Three Months Ended June 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenue	$110.0	$75.2	$1.7	$—	$186.9

Gross margin (a)	$16.9	$3.8	$1.0	$—	$21.7
Operating and maintenance expense	(3.9)	(2.1)	(0.3)	—	(6.3)
Depreciation and amortization expense	(3.8)	(0.2)	(0.5)	—	(4.5)
General and administrative expense	—	—	—	(6.9)	(6.9)
Earnings from equity method investments	—	—	0.3	—	0.3
Interest income	—	—	—	0.8	0.8
Interest expense	—	—	—	(4.6)	(4.6)

Net income (loss)	$9.2	$1.5	$0.5	$(10.7)	$0.5

Capital expenditures	$2.3	$1.4	$0.5	$—	$4.2

Three Months Ended June 30, 2006

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenues	$93.6	$65.1	$1.4	$—	$160.1

Gross margin (a)	$18.2	$2.8	$1.1	$—	$22.1
Operating and maintenance expense	(2.9)	(2.1)	(0.1)	—	(5.1)
Depreciation and amortization expense	(2.7)	(0.2)	(0.2)	—	(3.1)
General and administrative expense	—	—	—	(4.6)	(4.6)
Earnings from equity method investments	—	—	0.1	—	0.1
Interest income	—	—	—	1.5	1.5
Interest expense	—	—	—	(2.6)	(2.6)

Net income (loss)	$12.6	$0.5	$0.9	$(5.7)	$8.3

Capital expenditures	$2.4	$4.0	$1.0	$—	$7.4

Six Months Ended June 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenue	$196.4	$227.0	$3.6	$—	$427.0

Gross margin (a)	$34.0	$14.6	$2.3	$—	$50.9
Operating and maintenance expense	(7.2)	(5.3)	(0.4)	—	(12.9)
Depreciation and amortization expense	(6.7)	(0.4)	(0.8)	—	(7.9)
General and administrative expense	—	—	—	(11.7)	(11.7)
Earnings from equity method investments	—	—	0.5	—	0.5
Interest income	—	—	—	2.5	2.5
Interest expense	—	—	—	(8.4)	(8.4)

Net income (loss)	$20.1	$8.9	$1.6	$(17.6)	$13.0

Capital expenditures	$4.1	$2.6	$0.9	$—	$7.6

Six Months Ended June 30, 2006

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenues	$212.4	$210.5	$2.6	$—	$425.5

Gross margin (a)	$35.2	$8.4	$2.0	$—	$45.6
Operating and maintenance expense	(7.0)	(4.2)	(0.3)	—	(11.5)
Depreciation and amortization expense	(5.5)	(0.5)	(0.4)	—	(6.4)
General and administrative expense	—	—	—	(9.3)	(9.3)
Earnings from equity method investments	—	—	0.1	—	0.1
Interest income	—	—	—	3.0	3.0
Interest expense	—	—	—	(5.2)	(5.2)

Net income (loss)	$22.7	$3.7	$1.4	$(11.5)	$16.3

Capital expenditures	$5.9	$5.2	$1.0	$—	$12.1

The following table sets forth our segment assets ($ in millions):

	June 30, 2007	December 31, 2006
Segment long-term assets:
Natural Gas Services (c)	$334.5	$147.4
Wholesale Propane Logistics	51.8	50.2
NGL Logistics	35.4	35.1
Other (d)	6.0	109.3

Total long-term assets	427.7	342.0
Current assets	159.3	159.6

Total assets	$587.0	$501.6

(a)	Gross margin consists of total operating revenues less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Other consists of general and administrative expense, interest income and interest expense.
(c)	Long-term assets for our Natural Gas Services segment increased as of June 30, 2007 as a result of our Southern Oklahoma asset acquisition of approximately $181.1 million in May 2007.
(d)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on non-trading derivative and hedging instruments and other long-term assets.

14.	Subsequent Events

On July 25, 2007, the board of directors of the General Partner declared a quarterly distribution of $0.53 per unit, payable on August 14, 2007 to unitholders of record on August 7, 2007. This distribution of $0.53 per unit exceeds the Fourth Target Distribution level (see Note 8 for discussion of distributions of available cash).

On July 1, 2007, we acquired a 25% limited liability company interest in DCP East Texas Holdings, LLC, a 40% limited liability company interest in Discovery Producer Services LLC and a derivative instrument from DCP Midstream, LLC for aggregate consideration consisting of $244.7 million in cash, the issuance of 620,404 common units valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million. We financed the cash portion of this transaction with borrowings under our amended credit facility.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges beginning in July 2007. As a result, the remaining net loss of $2.0 million deferred in AOCI as of June 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings.

In August 2007, we entered into interest rate swap agreements to convert $200.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swaps commence on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

In August 2007, our Omnibus Agreement with DCP Midstream, LLC was amended to increase the annual fee by $0.6 million for general and administrative expenses payable to DCP Midstream, LLC under the agreement to account for additional services provided to us and extend the term for all general and administrative expenses under the agreement through December 31, 2009.

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

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•	our Natural Gas Services segment, which consists of our Northern Louisiana natural gas gathering, processing and transportation system and the Southern Oklahoma system that was acquired in May 2007;

•	our Wholesale Propane Logistics segment, which consists of six owned rail terminals, one leased marine terminal, one pipeline terminal, and access to several open access pipeline terminals; and

•	our NGL Logistics segment, which consists of our interests in three NGL pipelines.

The financial information contained herein includes, for each period presented, our accounts, and the assets, liabilities and operations of our wholesale propane logistics business, which we acquired in November 2006 from DCP Midstream, LLC in a transaction among entities under common control.

Recent Events

In August 2007, our Omnibus Agreement with DCP Midstream, LLC was amended to increase the annual fee by $0.6 million for general and administrative expenses payable to DCP Midstream, LLC under the agreement to account for additional services provided to us and extend the term for all general and administrative expenses under the agreement through December 31, 2009.

In August 2007, we entered into interest rate swap agreements to convert $200.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swaps commence on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

On July 25, 2007, the board of directors of the General Partner declared a quarterly distribution of $0.53 per unit, payable on August 14, 2007 to unitholders of record on August 7, 2007. This distribution of $0.53 per unit exceeds the Fourth Target Distribution level (see Note 12 in our 2006 Form 10-K for discussion of distributions of available cash).

On July 1, 2007, we acquired a 25% limited liability company interest in DCP East Texas Holdings, LLC, a 40% limited liability company interest in Discovery Producer Services LLC and a derivative instrument from DCP Midstream, LLC for aggregate consideration consisting of $244.7 million in cash, the issuance of 620,404 common units valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million. We financed the cash portion of this transaction with borrowings under our credit facility, which was amended on June 22, 2007 as described below.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges beginning in July 2007. As a result, the remaining net loss of $2.0 million deferred in accumulated other comprehensive income as of June 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings.

On June 22, 2007, we entered into a private placement agreement with a group of institutional investors for $130.0 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $128.5 million, net of offering costs. We used a portion of the net proceeds of this private placement to pay down a portion of the debt associated with our Southern Oklahoma asset acquisition, and will use the remaining portion of the net proceeds to fund future capital expenditures including the Momentum Energy Group Inc., or MEG, acquisition described below. In connection with this private placement agreement, we entered into a registration rights agreement with institutional investors that requires us to file a shelf registration statement with the Securities and Exchange Commission, or SEC, to register the units by the earlier of within 120 days of the close of the private placement or when a shelf registration statement is filed to register the units to be issued in connection with the MEG acquisition described below. In addition the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 210 days of the closing of the private placement, or we will be liable to the institutional investors for liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for the first 60 days following the 210th day, increasing by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period.

On June 21, 2007, we entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which amended our existing credit agreement, or the Credit Agreement. This new 5-year Amended Credit Agreement consists of a $600.0 million revolving credit facility and a $250.0 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms or conditions of the Credit Agreement. See the Liquidity and Capital Resources—Description of Amended Credit Agreement section below for additional information.

In June 2007, we executed a series of financial derivatives to mitigate a portion of the commodity price exposure associated with our Northern Louisiana system assets. We entered into crude oil swap contracts for 250 Bbls/d at $71.35/Bbl for 2011, 600 Bbls/d at $71.00/Bbl for 2012 and 600 Bbls/d at $71.20/Bbl for 2013.

In May 2007, we agreed to acquire certain subsidiaries of MEG from DCP Midstream, LLC for $165.0 million, subject to closing adjustments. This transaction is expected to close in the third quarter of 2007, but is contingent upon DCP Midstream, LLC closing their acquisition of the stock of MEG. The subsidiaries we intend to acquire include assets in the Piceance Basin, including a 70% operated interest in the 31-mile Collbran Valley Gas Gathering system joint venture in western Colorado, assets in the Powder River Basin, including a 1,324-mile Douglas gas gathering system, and other facilities in Wyoming. We plan to finance this transaction with a $100.0 million private placement of common limited partner units described below, $32.0 million of the net proceeds from the June private placement, the issuance of 275,735 common limited partner units to DCP Midstream valued at approximately $12.0 million, $20.0 million in borrowings under our credit facility and approximately $1.0 million of available cash. On May 21, 2007, in connection with this acquisition, we entered into a common unit purchase agreement, which is contingent on the closing of the MEG acquisition, with certain institutional investors to sell 2,380,952 common limited partner units in a private placement at $42.00 per unit, or approximately $100.0 million in the aggregate. In connection with this common unit purchase agreement, we have a registration obligation that is contingent upon closing of the MEG acquisition.

In May 2007, we acquired certain gathering and compression assets located in Southern Oklahoma, as well as related commodity purchase contracts, from Anadarko Petroleum Corporation, for approximately $181.1 million, subject to customary purchase price adjustments. In April 2007, we acquired certain gathering and compression assets located in northern Louisiana for approximately $10.2 million, subject to customary purchase price adjustments. The results of operations from these acquired assets are included in our Natural Gas Services segment, prospectively from the dates of acquisition.

In May 2007, we executed a series of financial derivatives to mitigate a portion of the commodity exposure associated with the Southern Oklahoma asset acquisition. We entered into natural gas swap contracts for 1,500 MMBtu/d at $7.54 per MMBtu and into crude oil swap contracts for 650 Bls/d at $67.60 per Bbl for a term from June 2007 through December 2013.

In May 2007, we entered into a two-month bridge loan, or the Bridge Loan, which provided for borrowings of up to $100.0 million, and had terms and conditions substantially similar to those of our Credit Agreement. In conjunction with our entering into the Bridge Loan, our Credit Agreement was amended to provide for additional unsecured indebtedness, of an amount not to exceed $100.0 million, which was due and payable no later than August 9, 2007. We used borrowings on the Bridge Loan of $88.0 million to partially fund the Southern Oklahoma asset acquisition. The remaining $12.0 million available for borrowing on the Bridge Loan was not utilized. We used a portion of the net proceeds of a private placement of limited partner units to extinguish the $88.0 million outstanding on the Bridge Loan.

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

Our results of operations for our Natural Gas Services segment are also impacted by the fees we receive and the margins we generate. Our processing contract arrangements can have a significant impact on our profitability. Because of the volatility of the prices for natural gas, NGLs and condensate, we have mitigated a significant portion of our anticipated commodity price risk associated with our gathering and processing arrangements through 2013 with natural gas and crude oil swaps. With these swaps, we have substantially reduced our exposure to commodity price movements with respect to those volumes under these types of contractual arrangements for this period. We will continue to have direct commodity price risk associated with the remainder of our natural gas supply, and production of NGLs and condensate from our processing plants. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K. Actual contract terms will be based upon a variety of factors, including natural gas quality, geographic location, the competitive commodity and pricing environment at the time the contract is executed and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, our expansion in regions where some types of contracts are more common and other market factors.

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

Our results of operations for our Natural Gas Services segment are impacted by market conditions causing variability in natural gas prices. In the past, we have benefited from marketing activities and increased throughput related to atypical and significant differences in natural gas prices at various receipt and delivery points on our Pelico intrastate pipeline system. The market conditions causing the variability in natural gas prices may not continue in the future, nor can we assure our ability to capture upside margin if these market conditions do occur.

Our results of operations for our Wholesale Propane Logistics segment are impacted by our ability to balance our purchases and sales of propane, which may increase our exposure to commodity price risks, and by the impact on volume and pricing from weather conditions in the Midwest and northeastern sections of the United States. Our sales of propane may decline when these areas experience periods of milder weather in the winter months, which is when the demand for propane is generally at its highest.

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

During 2006, we entered into agreements with ConocoPhillips, which expanded the gathering and transportation services between us. As a result of these agreements, nine new wells were added during the six months ended June 30, 2007, and 17 new wells were added to our system during 2006.

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

Natural Gas Services Segment

Results of operations from our Natural Gas Services segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported and sold through our gathering, processing and pipeline systems; the volumes of NGLs and condensate sold; and the level of our realized natural gas, NGL and condensate prices. We generate our revenues and our gross margin for our Natural Gas Services segment principally under percentage-of-proceeds arrangements and fee-based arrangements, as described in “Critical Accounting Policies and Estimates — Revenue Recognition” in our 2006 Form 10-K.

We have mitigated a significant portion of our currently anticipated natural gas and NGL commodity price risk associated with the percentage-of-proceeds arrangements through 2013 with natural gas and crude oil swaps. With these swaps, we expect our exposure to commodity price movements to be substantially reduced. Additionally, as part of our gathering operations, we recover and sell condensate. The margins we earn from condensate sales are directly correlated with crude oil prices. We have mitigated a significant portion of our condensate price risk through 2013 with crude oil swaps. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges, which is expected to significantly increase the volatility of our results of operations as we will recognize, in current earnings, all non-cash gains and losses from the mark-to-market on non-trading derivative activity.

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

The natural gas supply for the gathering pipelines and processing plants in our Northern Louisiana system is derived primarily from natural gas wells located in five parishes in northern Louisiana, and in our Southern Oklahoma system is derived primarily from natural gas wells located in three counties in southern Oklahoma. The Pelico system receives natural gas produced in eastern Texas through its interconnect with other pipelines that transport natural gas from eastern Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our primary suppliers of natural gas to the Northern Louisiana and Southern Oklahoma systems represented approximately 64% of the 325 MMcf/d of natural gas supplied to this system in the six months ended June 30, 2007. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been released from other gathering systems.

We sell natural gas to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies, national wholesale marketers, industrial end-users and gas-fired power plants. We typically sell natural gas under market index related pricing terms. In addition, under our merchant arrangements, we use DCP Midstream, LLC as our agent to purchase natural gas from third parties at pipeline interconnect points, as well as residue gas from our Minden and Ada processing plants, and then resell the aggregated natural gas to third parties. We also have entered into a contractual arrangement with DCP Midstream, LLC that provides that DCP Midstream, LLC will purchase natural gas and transport it into our Pelico system, where we will buy the gas from DCP Midstream, LLC at the actual acquisition cost plus transportation service charges incurred. In addition, for a significant portion of the gas that we sell out of our Pelico system, we have entered into a contractual arrangement with DCP Midstream, LLC that provides that DCP Midstream, LLC will purchase that natural gas from us and transport it to a sales point at a price equal to their net weighted-average sales price less a contractually agreed-to marketing fee. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. As a service to our customers, we may enter into physical fixed price natural gas purchases and sales, utilizing financial derivatives to swap this fixed price risk back to market index. We occasionally will enter into financial derivatives to lock in price variability across the Pelico system to maximize the value of pipeline capacity. We also gather, process and transport natural gas under fee-based transportation contracts.

The NGLs extracted from the natural gas at the Minden processing plant are sold at market index prices to an affiliate of DCP Midstream, LLC and transported to the Mont Belvieu hub via the Black Lake pipeline. The NGLs extracted from the natural gas at the Ada processing plant are sold at market index prices to affiliates. The NGLs extracted from a third party that is processing natural gas in the Southern Oklahoma system are sold to third parties at market index prices.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the Midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our primary suppliers of propane represented approximately 81% of our propane purchases in the six months ended June 30, 2007.We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

NGL Logistics Segment

Our pipelines provide transportation services to customers on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC that require DCP Midstream, LLC to pay us to transport the NGLs pursuant to a fee-based rate that is applied to the volumes transported. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines; rather, the shipper retains title and the associated commodity price risk. For the Seabreeze and Wilbreeze pipelines, we are responsible for any line loss or gain in NGLs. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the mixed NGLs from the natural gas. As a result, we have experienced periods in the past, and will likely experience periods in the future, in which higher natural gas prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source.

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

Volumes — We view throughput volumes for our Natural Gas Services segment and our NGL Logistics segment, and sales volumes for our Wholesale Propane Logistics segment as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from successful new wells in other areas. The throughput volumes of NGLs on our pipelines are substantially dependent upon the quantities of NGLs produced at our processing plants, as well as NGLs produced at other processing plants that have pipeline connections with our NGL pipelines. We regularly monitor producer activity in the areas we serve and our pipelines, and pursue opportunities to connect new supply to these pipelines.

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

With respect to our Natural Gas Services segment, we calculate our gross margin as our total operating revenue for this segment less natural gas and NGL purchases. Operating revenue consists of sales of natural gas, NGLs and condensate resulting from our gathering, compression, treating, processing and transportation activities, fees associated with the gathering of natural gas, and any gains and losses from our non-trading derivative activity. Purchases include the cost of natural gas and NGLs purchased by us. Our gross margin is impacted by our contract portfolio. We purchase the wellhead natural gas from the producers under percentage-of-proceeds arrangements or percentage-of-index arrangements. Our gross margin generated from percentage-of-proceeds gathering and processing contracts is directly correlated to the price of natural gas and NGLs. Under percentage-of-index arrangements, our gross margin is adversely affected when the price of NGLs falls in relation to the price of natural gas. Generally, our contract structure allows for us to allocate fuel costs and other measurement losses to the producer or shipper and, therefore, does not impact gross margin. Additionally, as part of our gathering operations, we recover and sell condensate. The margins we earn from condensate sales are directly correlated with crude oil prices.

Our gross margin and segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin and segment gross margin in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of Non-GAAP Measures
Reconciliation of net income to gross margin:
Net income	$0.5	$8.3	$13.0	$16.3
Add:
Interest expense	4.6	2.6	8.4	5.2
Operating and maintenance expense	6.3	5.1	12.9	11.5
Depreciation and amortization expense	4.5	3.1	7.9	6.4
General and administrative expense	6.9	4.6	11.7	9.3
Less:
Interest income	(0.8)	(1.5)	(2.5)	(3.0)
Earnings from equity method investments	(0.3)	(0.1)	(0.5)	(0.1)

Gross margin	$21.7	$22.1	$50.9	$45.6

Reconciliation of segment net income to segment gross margin:

Natural Gas Services segment:
Segment net income	$9.2	$12.6	$20.1	$22.7
Add:
Depreciation and amortization expense	3.8	2.7	6.7	5.5
Operating and maintenance expense	3.9	2.9	7.2	7.0

Segment gross margin	$16.9	$18.2	$34.0	$35.2

Wholesale Propane Logistics segment:
Segment net income	$1.5	$0.5	$8.9	$3.7
Add:
Depreciation and amortization expense	0.2	0.2	0.4	0.5
Operating and maintenance expense	2.1	2.1	5.3	4.2

Segment gross margin	$3.8	2.8	$14.6	8.4

NGL Logistics segment:
Segment net income	$0.5	$0.9	$1.6	$1.4
Add:
Depreciation and amortization expense	0.5	0.2	0.8	0.4
Operating and maintenance expense	0.3	0.1	0.4	0.3
Less: Earnings from equity method investments	(0.3)	(0.1)	(0.5)	(0.1)

Segment gross margin	$1.0	$1.1	$2.3	$2.0

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

A substantial amount of our general and administrative expense is incurred through DCP Midstream, LLC. For the three months ended June 30, 2007 and 2006, our general and administrative expense was $6.9 million and $4.6 million, respectively. For the six months ended June 30, 2007 and 2006, our general and administrative expense was $11.7 million and $9.3 million, respectively. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The Omnibus Agreement: (1) states that the annual fee of $4.8 million for the initial assets under the agreement was fixed at such amount for 2006, subject to annual increases in the Consumer Price Index, which increased to $5.0 million for 2007; (2) effective November 2006, includes an additional annual fee of $2.0 million related to the acquisition of our wholesale propane logistics business from DCP Midstream, LLC, subject to the same conditions noted above; (3) effective May 2007, includes an additional annual fee of

$0.2 million related to the Southern Oklahoma asset acquisition, subject to the same conditions noted above; (4) effective July 2007, includes an additional annual fee of $0.1 million related to the acquisition of the 40% limited liability company interest in Discovery Producer Services LLC from DCP Midstream, LLC, subject to the same conditions noted above; and (5) effective August 2007, includes an additional fee of $0.6 million to account for additional services provided to us.

We incurred approximately $5.1 million and $8.2 million, and $3.4 million and $6.9 million, of other general and administrative expense during the three and six months ended June 30, 2007 and 2006, respectively, primarily relating to compensation and benefit expenses of the personnel who provide direct support to our operations. Also included are expenses associated with annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, due diligence and acquisition costs, costs associated with the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, and director compensation. These incremental expenses exclude $1.8 million and $3.5 million, and $1.2 million and $2.4 million, for the three and six ended June 30, 2007 and 2006, respectively, per the Omnibus Agreement, for other various general and administrative services.

EBITDA and Distributable Cash Flow — We define EBITDA as net income less interest income, plus interest expense, and depreciation and amortization expense. EBITDA is used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and general partner, and finance maintenance capital expenditures. EBITDA is also a financial measurement that is reported to our lenders, and used as a gauge for compliance with our financial covenants under our credit facility, which requires us to maintain: (1) a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended Credit Agreement) of not more than 5.75 to 1.0 through and including the quarter ended June 30, 2007 and 5.0 to 1.0 thereafter, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business, of not more than 5.50 to 1.0; and (2) an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Amended Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. Our EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

We define distributable cash flow as net cash provided by operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash hedge ineffectiveness, non-cash mark-to-market of derivative instruments, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” below for further definition of maintenance capital expenditures). In 2006, we also adjusted distributable cash flow for a post-closing reimbursement from DCP Midstream, LLC for maintenance capital expenditures. Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long term, our operating capacity or revenues. Non-cash hedge ineffectiveness refers to the ineffective portion of our cash flow hedges, which is recorded in earnings in the current period. This amount is considered to be non-cash for the purpose of computing distributable cash flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable cash flow is used as a supplemental financial measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Reconciliation of Non-GAAP Measures

Reconciliation of net income to EBITDA:
Net income	$0.5	$8.3	$13.0	$16.3
Interest income	(0.8)	(1.5)	(2.5)	(3.0)
Interest expense	4.6	2.6	8.4	5.2
Depreciation and amortization expense	4.5	3.1	7.9	6.4

EBITDA	$8.8	$12.5	$26.8	$24.9

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$7.1	$18.7	$21.3	$26.9
Interest income	(0.8)	(1.5)	(2.5)	(3.0)
Interest expense	4.6	2.6	8.4	5.2
Undistributed earnings from equity method investments	0.3	0.1	0.5	0.1
Net changes in operating assets and liabilities	(2.3)	(8.1)	(1.3)	(5.7)
Other, net	(0.1)	0.7	0.4	1.4

EBITDA	$8.8	$12.5	$26.8	$24.9

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2006 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2007 are the same as those described in our 2006 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2007 and 2006. The results of operations by segment are discussed in further detail following this consolidated overview discussion ($ in millions, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Natural Gas Services	$110.0	$93.6	$196.4	$212.4
Wholesale Propane Logistics	75.2	65.1	227.0	210.5
NGL Logistics	1.7	1.4	3.6	2.6

Total operating revenues	186.9	160.1	427.0	425.5

Gross margin (a):
Natural Gas Services	16.9	18.2	34.0	35.2
Wholesale Propane Logistics	3.8	2.8	14.6	8.4
NGL Logistics	1.0	1.1	2.3	2.0

Total gross margin	21.7	22.1	50.9	45.6
Operating and maintenance expense	6.3	5.1	12.9	11.5
General and administrative expense	6.9	4.6	11.7	9.3
Earnings from equity method investments (b)	(0.3)	(0.1)	(0.5)	(0.1)

EBITDA (c)	8.8	12.5	26.8	24.9
Depreciation and amortization expense	4.5	3.1	7.9	6.4
Interest income	(0.8)	(1.5)	(2.5)	(3.0)
Interest expense	4.6	2.6	8.4	5.2

Net income	$0.5	$8.3	$13.0	$16.3

Operating data:
Natural gas throughput (MMcf/d)	373	386	372	375
NGL gross production (Bbls/d)	6,620	5,320	5,962	5,141
Propane sales volume (Bbls/d)	16,179	14,837	25,715	24,664
NGL pipelines throughput (Bbls/d) (b)	28,376	24,469	27,917	23,947

(a)	Gross margin consists of total operating revenues less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.
(b)	Includes 45% of the throughput volumes and earnings of Black Lake.
(c)	EBITDA consists of net income less interest income plus interest expense, and depreciation and amortization expense. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $26.8 million, or 17%, to $186.9 million in 2007 from $160.1 million in 2006, primarily due to the following:

•	$21.7 million increase attributable primarily to higher commodity prices and an increase in natural gas, NGL and condensate sales volumes, including increases as a result of the Southern Oklahoma asset acquisition, for our Natural Gas Services segment;

•	$10.1 million increase attributable to higher propane sales volumes and prices for our Wholesale Propane Logistics segment;

•	$0.6 million increase in transportation and processing services revenue, primarily attributable to an increase in volumes in our Natural Gas Services segment; and

•	$0.2 million increase due to an increase in NGL sales for our NGL Logistics segment; offset by

•	$5.8 million decrease related to commodity hedging and non-trading derivative activity.

Gross Margin — Gross margin decreased $0.4 million, or 2%, to $21.7 million in 2007 from $22.1 million in 2006, primarily due to the following:

•	$1.3 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity hedging and non-trading derivative activity, offset by higher NGL and condensate production, as a result of the Southern Oklahoma asset acquisition; and

•	$0.1 million decrease attributable to lower per unit margins as a result of changes in product mix at various receipt points, offset by higher throughput volumes for our NGL Logistics segment; offset by

•	$1.0 million increase due to higher sales volumes and higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources for our Wholesale Propane Logistics segment,

Operating and Maintenance Expense — Operating and maintenance expense increased $1.2 million, or 24%, to $6.3 million in 2007 from $5.1 million in 2006, primarily as a result of higher labor and benefits, pipeline integrity costs and higher expenses as a result of the Southern Oklahoma asset acquisition in our Natural Gas Services segment and higher expenses as a result of the addition of our Wilbreeze pipeline in December 2006 in our NGL Logistics segment.

General and Administrative Expense — General and administrative expense increased $2.3 million, or 50%, to $6.9 million in 2007 from $4.6 million in 2006, primarily as a result of increased due diligence and acquisition costs, audit and legal fees, and labor and benefit costs.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $0.3 million in 2007 from $0.1 million in 2006. This increase was as a result of higher transport volumes on our Black Lake pipeline.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $1.4 million, or 45%, to $4.5 million in 2007 from $3.1 million in 2006, primarily as a result of asset acquisitions.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $1.5 million, or less than 1%, to $427.0 million in 2007 from $425.5 million in 2006, primarily due to the following:

•	$16.7 million increase attributable to higher propane sales volumes and prices for our Wholesale Propane Logistics segment;

•	$1.4 million increase in transportation and processing services revenue, primarily attributable to an increase in volumes in our Natural Gas Services segment; and

•	$0.6 million increase due to an increase in NGL sales as well as the composition of inventory transactions at receipt versus delivery points for our NGL Logistics segment; offset by

•	$13.1 million decrease attributable primarily to a decrease in commodity prices as well as a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation, offset by an increase in natural gas, NGL and condensate sales volumes as a result of the Southern Oklahoma asset acquisition in our Natural Gas Services segment; and

•	$4.1 million decrease related to commodity hedging and non-trading derivative activity.

Gross Margin — Gross margin increased $5.3 million, or 12%, to $50.9 million in 2007 from $45.6 million in 2006, primarily due to the following:

•	$6.2 million increase due to higher sales volumes, higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments for our Wholesale Propane Logistics segment; and

•	$0.3 million increase attributable to increased transportation revenue and volumes for our NGL Logistics segment as a result of the addition of our Wilbreeze pipeline in December 2006; offset by

•	$1.2 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity hedging and non-trading derivative activity, a decrease in marketing margins from the decline in the differences in natural gas prices at various receipt and delivery points across our Pelico system, and lower natural gas prices, offset by higher NGL and condensate production as a result of the Southern Oklahoma asset acquisition.

Operating and Maintenance Expense — Operating and maintenance expense increased $1.4 million, or 12%, to $12.9 million in 2007 from $11.5 million in 2006, primarily as a result of higher operating and maintenance expense at the new Midland terminal, which became operational in May 2007, and higher labor and benefit costs in our Wholesale Propane Logistics segment, and as a result of the Southern Oklahoma asset acquisition in our Natural Gas Services segment.

General and Administrative Expense — General and administrative expense increased $2.4 million, or 26%, to $11.7 million in 2007 from $9.3 million in 2006, primarily as a result of increased due diligence and acquisition costs, audit and legal fees, and labor and benefit costs.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $0.5 million in 2007 from $0.1 million in 2006. This increase was as a result of higher transport volumes and reduced operating expenses on our Black Lake pipeline.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $1.5 million, or 23%, to $7.9 million in 2007 from $6.4 million in 2006, primarily as a result of asset acquisitions.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system and the Southern Oklahoma system that was acquired in May 2007 ($ in millions, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Sales of natural gas, NGLs and condensate	$109.5	$87.8	$189.7	$201.1
Transportation and processing services	6.3	5.8	12.3	11.3
Losses from non-trading derivative activity	(5.8)	—	(5.6)	—

Total operating revenues	110.0	93.6	196.4	212.4
Purchases of natural gas and NGLs	93.1	75.4	162.4	177.2

Segment gross margin (a)	16.9	18.2	34.0	35.2
Operating and maintenance expense	3.9	2.9	7.2	7.0
Depreciation and amortization expense	3.8	2.7	6.7	5.5

Segment net income	$9.2	$12.6	$20.1	$22.7

Operating data:
Natural gas throughput (MMcf/d)	373	386	372	375
NGL gross production (Bbls/d)	6,620	5,320	5,962	5,141

(a)	Segment gross margin consists of total operating revenues less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $16.4 million, or 18%, to $110.0 million in 2007 from $93.6 million in 2006, primarily due to the following:

•	$12.1 million increase primarily attributable to higher natural gas, NGL and condensate sales volumes, partially as a result of the Southern Oklahoma asset acquisition;

•	$9.6 million increase attributable to an increase in commodity prices; and

•	$0.5 million increase in transportation and processing services revenue; offset by

•	$5.8 million decrease related to commodity hedging and non-trading derivative activity.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $17.7 million, or 23%, to $93.1 million in 2007 from $75.4 million in 2006, primarily due to higher costs of raw natural gas supply, driven by higher commodity prices as well as increased natural gas purchase volumes, partially as a result of the Southern Oklahoma asset acquisition.

Segment Gross Margin — Segment gross margin decreased $1.3 million, or 7%, to $16.9 million in 2007 from $18.2 million in 2006, primarily as a result of the following:

•	$5.8 million decrease related to commodity hedging and non-trading derivative activity; offset by

•	$3.9 million increase primarily attributable to an increase in NGL and condensate production, mainly as a result of the Southern Oklahoma asset acquisition; and

•	$0.6 million increase primarily attributable to higher contractual fees charged to customers.

Operating and Maintenance Expense — Operating and maintenance expense increased $1.0 million, or 34%, to $3.9 million in 2007 from $2.9 million in 2006, primarily as a result of higher labor and benefits and pipeline integrity costs and the Southern Oklahoma asset acquisition.

NGL production during 2007 increased 1,300 Bbls/d, or 24%, to 6,620 Bbls/d from 5,320 Bbls/d in 2006, due primarily to an increase in volumes from the Southern Oklahoma asset acquisition in May 2007. Natural gas transported and/or processed during 2007 decreased 13 MMcf/d, or 3%, to 373 MMcf/d from 386 MMcf/d in 2006.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues decreased $16.0 million, or 8%, to $196.4 million in 2007 from $212.4 million in 2006, primarily due to the following:

•	$7.4 million decrease attributable to a decrease in commodity prices;

•	$5.7 million decrease attributable to a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation, offset by an increase in natural gas, NGL and condensate sales volumes in the second quarter of 2007 partially as a result of the Southern Oklahoma asset acquisition; and

•	$3.9 million decrease related to commodity hedging and non-trading derivative activity; offset by

•	$1.0 million increase in transportation and processing services revenue primarily attributable to an increase in natural gas throughput.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $14.8 million, or 8%, to $162.4 million in 2007 from $177.2 million in 2006, primarily due to lower natural gas prices and decreased natural gas purchase volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico purchases from a gross presentation to a net presentation, offset by increased natural gas purchase volumes partially as a result of the Southern Oklahoma asset acquisition.

Segment Gross Margin — Segment gross margin decreased $1.2 million, or 3%, to $34.0 million in 2007 from $35.2 million in 2006, primarily as a result of the following:

•	$3.9 million decrease related to commodity hedging and non-trading derivative activity;

•	$2.5 million decrease attributable primarily to a decrease in marketing margins from the decline in the differences in natural gas prices at various receipt and delivery points across our Pelico system, which were atypically high in 2006. The market conditions causing the variability in natural gas prices may not continue in the future, nor can we assure our ability to capture upside margin if these market conditions do occur;

•	$0.9 million decrease primarily attributable to lower natural gas prices, partially offset by favorable frac spreads. The favorable frac spreads may not continue in the future; and

•	$0.1 million decrease primarily attributable to a change in contract mix; offset by

•	$5.6 million increase primarily attributable to an increase in NGL and condensate production, partially as a result of the Southern Oklahoma asset acquisition, and an increase in natural gas throughput volumes; and

•	$0.6 million increase primarily attributable to higher contractual fees charged to customers.

Operating and Maintenance Expense — Operating and maintenance expense increased $0.2 million, or 3%, to $7.2 million in 2007 from $7.0 million in 2006, primarily as a result of the Southern Oklahoma asset acquisition.

NGL production during 2007 increased 821 Bbls/d, or 16%, to 5,962 Bbls/d from 5,141 Bbls/d in 2006, due primarily to an increase in volumes from the Southern Oklahoma asset acquisition in May 2007, and an increase of gas volumes at our Minden processing plant in 2007. Natural gas transported and/or processed during 2007 decreased 3 MMcf/d, or 1%, to 372 MMcf/d from 375 MMcf/d in 2006.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes six owned rail terminals, one leased marine terminal, one pipeline terminal, and access to several open access pipeline terminals ($ in millions, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Sales of propane	$75.6	$65.5	$227.7	$211.0
Losses from non-trading derivative activity	(0.4)	(0.4)	(0.7)	(0.5)

Total operating revenues	75.2	65.1	227.0	210.5
Purchases of propane	71.4	62.3	212.4	202.1

Segment gross margin (a)	3.8	2.8	14.6	8.4
Operating and maintenance expense	2.1	2.1	5.3	4.2
Depreciation and amortization expense	0.2	0.2	0.4	0.5

Segment net income	$1.5	$0.5	$8.9	$3.7

Operating data:
Propane sales volume (Bbls/d)	16,179	14,837	25,715	24,664

(a)	Segment gross margin consists of total operating revenues less purchases of propane. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $10.1 million, or 16%, to $75.2 million in 2007 from $65.1 million in 2006, primarily due to the following:

•	$7.2 million increase attributable to higher propane sales volumes as a result of milder weather in the northeastern United States in 2006 and the completion of the new Midland terminal in May 2007; and

•	$2.9 million increase attributable to higher propane prices.

Purchases of Propane — Purchases of propane increased $9.1 million, or 15%, to $71.4 million in 2007 from $62.3 million 2006, primarily due to increased purchased volumes and prices, primarily due to milder weather in the northeastern United States in 2006, as well as increased purchased volumes due to the completion of the new Midland terminal in May 2007.

Segment Gross Margin — Segment gross margin increased $1.0 million, or 36%, to $3.8 million in 2007 from $2.8 million in 2006, primarily as a result of higher sales volumes and higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources.

Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2007 and 2006.

Propane sales increased 1,342 Bbls/d, or 9%, to 16,179 Bbls/d in 2007 from 14,837 Bbls/d in 2006, due primarily to milder weather in the northeastern United States in 2006.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $16.5 million, or 8%, to $227.0 million in 2007 from $210.5 million in 2006, primarily due to the following:

•	$10.4 million increase attributable to higher propane sales volumes as a result of milder weather in the northeastern United States in 2006 and the completion of the new Midland terminal in May 2007; and

•	$6.3 million increase attributable to higher propane prices; offset by

•	$0.2 million decrease related to non-trading derivative activity.

Purchases of Propane — Purchases of propane increased $10.3 million, or 5%, to $212.4 million in 2007 from $202.1 million 2006, primarily due to increased purchased volumes and prices, primarily due to milder weather in the northeastern United States in 2006 and the completion of the new Midland terminal in May 2007, offset by non-cash lower of cost or market inventory adjustments.

Segment Gross Margin — Segment gross margin increased $6.2 million, or 74%, to $14.6 million in 2007 from $8.4 million in 2006, primarily as a result of higher sales volumes, higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments.

Operating and Maintenance Expense — Operating and maintenance expense increased $1.1 million, or 26%, to $5.3 million in 2007 from $4.2 million in 2006, primarily as a result of higher operating and maintenance expense at the new Midland terminal, which became operational in May 2007, and higher labor and benefit costs.

Propane sales increased 1,051 Bbls/d, or 4%, to 25,715 Bbls/d in 2007 from 24,664 Bbls/d in 2006, due primarily to milder weather in the northeastern United States in 2006.

Results of Operations — NGL Logistics Segment

This segment includes our NGL transportation pipelines, which includes our Seabreeze and Wilbreeze pipelines, and our 45% interest in Black Lake ($ in millions, except operating data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Sales of NGLs	$0.5	$0.3	$1.1	$0.5
Transportation and processing services	1.2	1.1	2.5	2.1

Total operating revenues	1.7	1.4	3.6	2.6
Purchases of NGLs	0.7	0.3	1.3	0.6

Segment gross margin (a)	1.0	1.1	2.3	2.0
Operating and maintenance expense	0.3	0.1	0.4	0.3
Earnings from equity method investment (b)	(0.3)	(0.1)	(0.5)	(0.1)
Depreciation and amortization expense	0.5	0.2	0.8	0.4

Segment net income	$0.5	$0.9	$1.6	$1.4

Operating data:
NGL pipelines throughput (Bbls/d) (b)	28,376	24,469	27,917	23,947

(a)	Segment gross margin consists of total operating revenues less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.
(b)	Includes 45% of the throughput volumes and earnings of Black Lake.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $0.3 million, or 21%, to $1.7 million in 2007 from $1.4 million in 2006, primarily due to an increase in revenues attributable to an increase in volumes, as well as the composition of inventory transactions at receipt versus delivery points.

Overall, our NGL pipelines experienced an increase in throughput volumes during 2007 as compared to 2006, primarily as a result of the addition of our Wilbreeze pipeline in December 2006.

Purchases of NGLs — Purchases of NGLs increased $0.4 million, or 133%, to $0.7 million in 2007 from $0.3 million in 2006, primarily due to an increase in purchases attributable to an increase in volumes, as well as the composition of inventory transactions at receipt versus delivery points.

Segment Gross Margin — Segment gross margin remained relatively constant in 2007 and 2006, but was impacted by lower per unit margins as a result of changes in product mix at various receipt points, offset by higher throughput volumes in 2007.

Operating and Maintenance Expense — Operating and maintenance expense increased $0.2 million to $0.3 million in 2007 from $0.1 million in 2006, primarily as a result of higher expenses as a result of the addition of our Wilbreeze pipeline in December 2006.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $0.3 million in 2007 from $0.1 million in 2006. This increase was as a result of higher Black Lake transport volumes.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Total Operating Revenues — Total operating revenues increased $1.0 million, or 38%, to $3.6 million in 2007 from $2.6 million in 2006, due to an increase in revenues attributable to an increase in volumes, as well as the composition of inventory transactions at receipt versus delivery points.

Overall, our NGL pipelines experienced an increase in throughput volumes during 2007 as compared to 2006, primarily as a result of the addition of our Wilbreeze pipeline in December 2006.

Purchases of NGLs — Purchases of NGLs increased $0.7 million, or 117%, to $1.3 million in 2007 from $0.6 million 2006, primarily due to an increase in purchases attributable to an increase in volumes, as well as the composition of inventory transactions at receipt versus delivery points.

Segment Gross Margin — Segment gross margin increased $0.3 million, or 15%, to $2.3 million in 2007 from $2.0 million in 2006, primarily due to increased transportation revenue and volumes as a result of the addition of our Wilbreeze pipeline in December 2006, offset by lower per unit margins as a result of changes in product mix at various receipt points.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2007 and 2006.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $0.5 million in 2007 from $0.1 million in 2006. This increase was as a result of higher Black Lake transport volumes and reduced operating expenses.

Liquidity and Capital Resources

Sources of liquidity for our wholesale propane logistics business prior to our acquisition of this business from DCP Midstream, LLC included cash generated from operations and funding from DCP Midstream, LLC. Its cash receipts were deposited in DCP Midstream, LLC’s bank accounts and all cash disbursements were made from these accounts. Cash transactions handled by DCP Midstream, LLC for our wholesale propane logistics business were reflected in partners’ equity as intercompany advances from DCP Midstream, LLC.

We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from East Texas, Discovery and Black Lake;

•	borrowings under our revolving credit facility;

•	cash realized from the liquidation of securities that may be pledged under our term loan facility;

•	issuance of additional partnership units; and

•	debt offerings.

We anticipate our more significant uses of resources to include:

•	capital expenditures

•	business acquisitions; and

•	quarterly distributions to our unitholders.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure and acquisition requirements, and quarterly cash distributions. Our commodity derivative program, as well as any future derivatives we enter into, may require us to post collateral depending on commodity price movements. DCP Midstream, LLC has issued parental guarantees for a portion of our commodity derivative instruments that span through 2010 for natural gas swaps and crude oil swaps, which may reduce our requirement to post collateral.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a significant portion of our anticipated commodity price risk associated with our gathering and processing arrangements through 2013 with natural gas and crude oil swaps. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced by our quarterly distributions, which are required under the terms of our partnership agreement based on Available Cash, as defined in the partnership agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, along with other business factors that affect our net income and cash flows. Our working capital generally increases in periods of rising commodity prices and declines in periods of falling commodity prices. However, our working capital requirements do not necessarily change at the same rate as commodity prices. Our working capital is also impacted by the timing of operating cash receipts and disbursements, borrowings of and payments on debt, capital expenditures, and increases or decreases in restricted investments and other long-term assets.

We had working capital of $54.9 million and $33.1 million as of June 30, 2007 and December 31, 2006, respectively. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Net cash provided by or used in operating, investing and financing activities for the six months ended June 30, 2007 and 2006 were as follows ($ in millions):

	Six Months Ended June 30,
	2007	2006
Net cash provided by operating activities	$21.3	$26.9
Net cash used in investing activities	$(95.4)	$(13.0)
Net cash provided by (used in) financing activities	$82.9	$(35.8)

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2007, was primarily used for: (1) asset acquisitions of $191.3 million; and (2) capital expenditures of $7.6 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; which were partially offset by (3) net sales of available-for-sale securities of $103.4 million. Net cash used in investing activities during the six months ended June 30, 2006 was primarily used for capital expenditures, and net purchases of available-for-sale securities.

Net Cash Provided by (Used in) Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2007, was comprised of borrowings of $188.0 million and the issuance of common units for $128.5 million, net of offering costs, offset by repayment of debt of $207.0 million, the excess of purchase price over the acquired assets attributable to a payment related to our acquisition of our wholesale propane logistics business of $9.9 million, and distributions to our unitholders of $16.4 million. Net cash used in financing activities during the six months ended June 30, 2006 was primarily comprised of repayments of debt, changes in parent advances and distributions to our unitholders.

We expect to continue to use cash in financing activities for the payment of distributions to our unitholders and general partner. See Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. In our Natural Gas Services segment, a significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. Our expansion capital expenditures in this segment may include constructing new gathering lines and compression facilities to connect new wells to our Southern Oklahoma system. In our Wholesale Propane Logistics and NGL Logistics segments, our capital expenditures may include the construction of new propane terminals and NGL pipelines that would expand our distribution and transportation capabilities.

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

We have budgeted maintenance capital expenditures of $2.7 million and expansion capital expenditures of $7.2 million for the year ending December 31, 2007. During the six months ended June 30, 2007, our capital expenditures totaled $7.6 million, including maintenance capital expenditures of $0.9 million and expansion capital expenditures of $6.7 million. We have an agreement with certain producers whereby these producers will reimburse us for certain capital projects completed by us. During the six months ended June 30, 2007, the changes in receivables and collections of maintenance capital expenditures, from DCP Midstream, LLC and producers, were not significant. During the six months ended June 30, 2006, our capital expenditures totaled $12.1 million, including maintenance capital expenditures of $2.0 million and expansion capital expenditures of $10.1 million.

Maintenance capital expenditures in 2007 were lower than 2006 as a result of a higher number of well connects in the first six months of 2006 versus 2007. Annual expansion capital expenditures in 2007 are expected to increase as a result of the acquisitions detailed above in “Recent Events.” These anticipated increases in capital expenditures in 2007 will be offset by decreases as a result of the completion of Wilbreeze in December 2006, an NGL pipeline, for which expansion capital expenditures were approximately $11.8 million in 2006, and the completion of a substantial portion of our new Midland propane terminal in 2006, for which expansion capital expenditures were approximately $9.2 million in 2006. We expect to fund future capital expenditures with restricted investments, funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all cash and cash equivalents on hand at the end of the quarter, less certain reserves as identified in the partnership agreement, to unitholders of record on the applicable record date. We made cash distributions to our unitholders of $16.4 million during the six months ended June 30, 2007, as compared to $8.0 million for the same period in 2006. The distributions paid during 2006 included the pro rata portion of our Minimum Quarterly Distribution of $0.35 per unit for the period December 7, 2005, the closing of our initial public offering, through December 31, 2005. We intend to make quarterly distribution payments to our unitholders to the extent we have sufficient cash from operations after the establishment of reserves.

Description of Amended Credit Agreement — Through June 20, 2007, we had a 5-year credit agreement, or the Credit Agreement, with a $250.0 million revolving credit facility and a $100.1 million term loan facility, which was to mature on December 7, 2010. As of March 31, 2007, the outstanding balance on the revolving credit facility was $168.0 million and the outstanding balance on the term loan facility was $100.0 million. In conjunction with the April 2007 Northern Louisiana asset acquisition, we used borrowings of $11.0 million from our revolving credit facility to pay down a portion of our term loan facility. As a result of the pay down of our term loan facility, we liquidated $11.0 million of restricted investments, $10.2 million of which were used to fund the Northern Louisiana acquisition. In conjunction with the May 2007 Southern Oklahoma asset acquisition, we used borrowings of $89.0 million from our revolving credit facility to extinguish our term loan facility. As a result of the extinguishment of our term loan facility, we liquidated $90.8 million of restricted investments, which were used to partially fund the Southern Oklahoma asset acquisition. Also in conjunction with the Southern Oklahoma asset acquisition, our earnest deposit of $9.0 million, paid when we entered into the purchase agreement, was returned to us, and was used to retire indebtedness under our revolving credit facility.

On June 21, 2007, we entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which amended our existing Credit Agreement. This new 5-year Amended Credit Agreement consists of a $600.0 million revolving credit facility and a $250.0 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms or conditions of the Credit Agreement. On June 21, 2007, we borrowed $259.0 million from our revolving credit facility under the Amended Credit Agreement to replace existing borrowings under the existing Credit Agreement, of which $10.0 million was repaid in June 2007. As of June 30, 2007, the outstanding balance on the revolving credit facility was $249.0 million.

Our obligations under the revolving credit facility are unsecured, and when we have outstanding debt under the term loan facility, it is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheet as of December 31, 2006, in an amount equal to or greater than the outstanding principal amount of the term loan. We did not have outstanding debt under the term loan facility as of June 30, 2007. When outstanding, any portion of the term loan balance may be repaid at any time, and we may then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At both June 30, 2007 and December 31, 2006 there were outstanding letters of credit of $0.2 million.

We have the option of increasing the size of the revolving credit facility to $1.0 billion with the consent of the issuing lenders.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. As of June 30, 2007, the weighted-average interest rate on our revolving credit facility was 5.77% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%.

The Amended Credit Agreement prohibits us from making distributions of Available Cash to unitholders if any default or event of default (as defined in the Amended Credit Agreement) exists. The Amended Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended Credit Agreement) of not more than 5.75 to 1.0 through and including the quarter ended June 30, 2007 and 5.0 to 1.0 thereafter, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.50 to 1.0. The Amended Credit Agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Amended Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

Bridge Loan

In May 2007, we entered into a two-month bridge loan, or the Bridge Loan, which provided for borrowings up to $100.0 million, and had terms and conditions substantially similar to those of our Credit Agreement. In conjunction with our entering into the Bridge Loan, our Credit Agreement was amended to provide for additional unsecured indebtedness, of an amount not to exceed $100.0 million, which was due and payable no later than August 9, 2007.

We used borrowings on the Bridge Loan of $88.0 million to partially fund the Southern Oklahoma asset acquisition. The remaining $12.0 million available for borrowing on the Bridge Loan was not utilized. We used a portion of the net proceeds of the private placement to extinguish the $88.0 million outstanding on the Bridge Loan.

Total Contractual Cash Obligations and Off-Balance Sheet Arrangements

A summary of our total contractual cash obligations as of June 30, 2007, is as follows ($ in millions):

	Payments Due by Period
	Total	Remainder of 2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt (a)	$272.6	$3.4	$13.5	$6.7	$249.0
Operating lease obligations	41.0	4.8	14.9	10.6	10.7
Purchase obligations (b)	0.2	0.2	—	—	—
Other long-term liabilities (c)	1.2	0.1	—	—	1.1

Total	$315.0	$8.5	$28.4	$17.3	$260.8

(a)	Includes interest payments on long-term debt that has been hedged, because the interest rate is determinable. Interest payments on long-term debt, which has not been hedged, are not included as they are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized on the condensed consolidated balance sheet. Purchase obligations also exclude current and long-term unrealized losses on non-trading derivative and hedging instruments included on the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities. In addition, many of our gas purchase contracts include short- and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c)	Other long-term liabilities include $1.1 million of asset retirement obligations and $0.1 million of environmental reserves recognized on the June 30, 2007 condensed consolidated balance sheet.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. During 2006, we entered into interest rate swap agreements to mitigate the variable interest rate on $125.0 million of the indebtedness outstanding under our revolving credit facility. On August 1, 2007, we entered into interest rate swap agreements, which commence on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days, to mitigate the variable interest rate on $200.0 million of the indebtedness outstanding under our revolving credit facility. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

Based on the annualized unhedged borrowings under our revolving credit facility of $170.0 million, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.9 million annualized increase or decrease in interest expense.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing and sales activities. For gathering services, we receive fees or commodities from producers to bring the raw natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, depending on the types of contracts. We employ established policies and procedures to manage our risks associated with these market fluctuations using various commodity derivatives, including forward contracts, swaps and futures.

As of June 30, 2007, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk through 2013 with natural gas and crude oil non-trading derivatives. In addition to our previously existing non-trading derivative positions, in the second quarter of 2007 we entered into the following non-trading derivative positions.

In May 2007, we executed a series of financial derivatives to mitigate a portion of the commodity price exposure associated with the Southern Oklahoma asset acquisition. We entered into natural gas swap contracts for 1,500 MMBtu/d at $7.54 per MMBtu and crude oil swap contracts for 650 Bls/d at $67.60 per Bbl for a term from June 2007 through December 2013.

In June 2007, we executed a series of financial derivatives to mitigate a portion of the commodity price exposure associated with our Northern Louisiana system assets. We entered into crude oil swap contracts for 250 Bbls/d at $71.35/Bbl for 2011, 600 Bbls/d at $71.00/Bbl for 2012 and 600 Bbls/d at $71.20/Bbl for 2013.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges, which is expected to significantly increase the volatility of our results of operations as we will recognize, in current earnings, all non-cash gains and losses from the mark-to-market on non-trading derivative activity. We estimate the following non-cash sensitivities related to the mark-to-market on our commodity derivatives:

	Per Unit Increase	Unit of Measurement	Estimated Mark- to-Market Impact (Decrease in Net Income)
Natural gas prices	$1.00	MMBtu	$7.4
Crude oil prices	$5.00	Barrel	$20.5

These sensitivities include the effect of all non-cash gains and losses from the mark-to-market on non-trading derivative activities. The calculation includes the estimated impact of the contribution of a financial derivative to mitigate a portion of the commodity price exposure associated with the acquisition of a 25% limited liability company interest in DCP East Texas Holdings, LLC, and a 40% limited liability company interest in Discovery Producer Services LLC on July 1, 2007. This contract consists of crude oil swaps at $66.72/Bbl for 1,100 Bls/day through 2007, 1,000 Bbls/d through 2008, 925 Bbls/d through 2009, 900 Bbls/d through 2010, 875 Bbls/d through 2011 and 850 Bbls/d through 2012.

We estimate the following annualized sensitivities, excluding any impact from the mark-to-market on our commodity derivatives, due to the impact of market fluctuations:

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income
Natural gas prices	$1.00	MMBtu	$0.8
NGL prices	$0.10	Gallon	$0.9
Crude oil prices	$5.00	Barrel	$0.1

Based on our current contract mix, we believe that during the remainder of 2007 we will have a long position in natural gas, NGLs and condensate, and will be sensitive to changes in commodity prices.

These sensitivities include the effect of settlements on our financial derivatives. The calculation includes the estimated impact of the acquisition of a 25% limited liability company interest in DCP East Texas Holdings, LLC, a 40% limited liability company interest in Discovery Producer Services LLC and a derivative instrument on July 1, 2007. Please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K for more information about these hedging strategies and our commodity price risk.

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the correlation of the price of NGLs and crude oil our commodity price sensitivities may vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally correlated to the price of crude oil. Although the prevailing price of natural gas has less short term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. In the past, the prices of NGLs, crude oil and natural gas have been extremely volatile.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required for this item is provided in Note 11, “Commitments and Contingent Liabilities,” included in the Notes to Condensed Consolidated Financial Statements included under Part I. “Item 1. Financial Statements,” which information is incorporated by reference into this item.

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

In March 2007, we purchased 4,000 common units on the open market to be used for director compensation pursuant to the DCP Midstream Partners, LP Long-Term Incentive Plan. Such units were held as treasury units at June 30, 2007.

On May 21, 2007, in connection with the Momentum Energy Group Inc., or MEG, acquisition, we entered into a common unit purchase agreement with certain institutional investors to sell 2,380,952 common limited partner units in a private placement at $42.00 per unit, or approximately $100.0 million in the aggregate. In connection with this common unit purchase agreement, we have a registration obligation that is contingent upon closing of the MEG acquisition.

On June 22, 2007, we entered into a private placement agreement with a group of institutional investors for $130.0 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $128.5 million, net of offering costs. In connection with this private placement agreement, we entered into a registration rights agreement with institutional investors that requires us to file a shelf registration statement with the Securities and Exchange Commission to register the units by the earlier of within 120 days of the close of the private placement or when a shelf registration statement is filed to register the units to be issued in connection with the MEG acquisition. In addition the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 210 days of the closing of the private placement, or we will be liable to the institutional investors for liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for the first 60 days following the 210th day, increasing by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description

10.1	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 9, 2007.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Thomas E. Long
Name:	Thomas E. Long
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.