Form 10-Q
period 2007-09-30
DCP Midstream Partners, LP
filed 2007-11-09
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

or

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

As of November 2, 2007, there were outstanding 16,840,326 common limited partner units and 7,142,857 subordinated units.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006
	($ in millions)
ASSETS
Current assets:
Cash and cash equivalents	$59.6	$46.2
Short-term investments	—	0.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.5 million and $0.3 million, respectively	46.6	43.4
Affiliates	50.2	34.8
Inventories	28.0	30.1
Unrealized gains on non-trading derivative and hedging instruments	4.9	4.2
Other	0.8	0.3

Total current assets	190.1	159.6
Restricted investments	100.2	102.0
Property, plant and equipment, net	487.9	194.7
Goodwill	86.4	29.3
Intangible assets, net	25.7	2.8
Equity method investments	171.2	170.2
Unrealized gains on non-trading derivative and hedging instruments	4.9	6.5
Other long-term assets	1.4	0.8

Total assets	$1,067.8	$665.9

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$81.4	$66.9
Affiliates	46.1	50.4
Unrealized losses on non-trading derivative and hedging instruments	15.2	0.7
Accrued interest payable	1.3	1.1
Other	12.1	7.4

Total current liabilities	156.1	126.5
Long-term debt	630.0	268.0
Unrealized losses on non-trading derivative and hedging instruments	20.5	2.7
Other long-term liabilities	6.6	1.0

Total liabilities	813.2	398.2

Non-controlling interests	23.2	—
Commitments and contingent liabilities
Partners’ equity:
Predecessor equity	—	164.3
Common unitholders (16,840,326 and 10,357,143 units issued and outstanding, respectively)	346.2	223.4
Class C unitholders (0 and 200,312 units issued and outstanding, respectively)	—	(20.7)
Subordinated unitholders (7,142,857 convertible units issued and outstanding at both periods)	(103.5)	(101.6)
General partner interest	(4.4)	(5.0)
Accumulated other comprehensive (loss) income	(6.9)	7.3

Total partners’ equity	231.4	267.7

Total liabilities and partners’ equity	$1,067.8	$665.9

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$112.2	$110.6	$414.1	$402.2
Sales of natural gas, propane, NGLs and condensate to affiliates	73.6	44.7	190.2	165.7
Transportation and processing services	4.5	3.8	11.4	11.2
Transportation and processing services to affiliates	4.4	3.2	12.3	9.2
Losses from non-trading derivative activity, net	(4.7)	—	(19.2)	—
(Losses) gains from non-trading derivative activity — affiliates, net	(1.4)	0.5	(1.9)	—

Total operating revenues	188.6	162.8	606.9	588.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	131.3	119.4	423.9	443.7
Purchases of natural gas, propane and NGLs from affiliates	32.0	20.8	115.5	76.4
Operating and maintenance expense	8.1	5.8	21.0	17.3
Depreciation and amortization expense	7.9	3.2	15.8	9.6
General and administrative expense	2.9	4.0	9.9	9.5
General and administrative expense — affiliates	2.5	2.3	7.2	6.1

Total operating costs and expenses	184.7	155.5	593.3	562.6

Operating income	3.9	7.3	13.6	25.7
Interest income	1.2	1.7	3.7	4.7
Interest expense	(8.1)	(2.9)	(16.5)	(8.1)
Earnings from equity method investments	10.8	8.2	23.6	24.0
Non-controlling interest in income	(0.3)	—	(0.3)	—

Net income	$7.5	$14.3	$24.1	$46.3
Less:
Net income attributable to predecessor operations	—	(4.6)	(3.6)	(22.4)
General partner interest in net income	(0.9)	(0.2)	(1.5)	(0.5)

Net income allocable to limited partners	$6.6	$9.5	$19.0	$23.4

Net income per limited partner unit — basic and diluted	$0.29	$0.51	$0.89	$1.32

Weighted-average limited partner units outstanding — basic and diluted	22.3	17.5	19.3	17.5

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ in millions)
Net income	$7.5	$14.3	$24.1	$46.3
Other comprehensive (loss) income:
Reclassification of cash flow hedges into earnings	(0.7)	(0.7)	(2.8)	(1.4)
Net unrealized (losses) gains on cash flow hedges	(5.7)	10.1	(11.4)	7.3

Total other comprehensive (loss) income	(6.4)	9.4	(14.2)	5.9

Total comprehensive income	$1.1	$23.7	$9.9	$52.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	($ in millions)
OPERATING ACTIVITIES:
Net income	$24.1	$46.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15.8	9.6
Earnings from equity method investments, net of distributions	3.5	(4.5)
Non-controlling interest in income	0.3	—
Other, net	(0.7)	(1.8)
Change in operating assets and liabilities which provided (used) cash, net of effects from acquisitions:
Accounts receivable	(2.1)	68.5
Inventories	2.1	11.1
Net unrealized losses on non-trading derivative and hedging instruments	19.9	0.2
Accounts payable	(2.2)	(90.3)
Accrued interest	0.2	(0.4)
Other current assets and liabilities	4.3	1.1
Other long-term assets and liabilities	0.9	0.4

Net cash provided by operating activities	66.1	40.2

INVESTING ACTIVITIES:
Capital expenditures	(11.6)	(18.4)
Acquisition of subsidiaries of Momentum Energy Group, Inc., net of cash acquired	(142.0)	—
Acquisition of assets	(191.3)	—
Acquisition of equity method investees	(153.3)	—
Investments in equity method investees	(4.3)	(9.0)
Payment of earnest deposit	(9.0)	—
Refund of earnest deposit	9.0	—
Proceeds from sales of assets	0.1	0.1
Purchases of available-for-sale securities	(6,789.8)	(5,377.0)
Proceeds from sales of available-for-sale securities	6,793.1	5,375.5

Net cash used in investing activities	(499.1)	(28.8)

FINANCING ACTIVITIES:
Borrowings of debt	569.0	—
Repayments of debt	(207.0)	(20.1)
Proceeds from issuance of common units, net of offering costs	228.5	—
Payment of deferred financing costs	(0.6)	—
Purchase of treasury units	(0.2)	—
Excess purchase price over acquired assets	(100.3)	—
Net change in advances from DCP Midstream, LLC	(14.6)	(7.0)
Distributions to unitholders	(28.8)	(14.7)
Contributions from DCP Midstream, LLC	0.4	3.3

Net cash provided by (used in) financing activities	446.4	(38.5)

Net change in cash and cash equivalents	13.4	(27.1)
Cash and cash equivalents, beginning of period	46.2	42.2

Cash and cash equivalents, end of period	$59.6	$15.1

Supplementary disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$17.3	$8.4

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

We are a Delaware master limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system assets; our Southern Oklahoma system (acquired in May 2007); our limited liability company interests in DCP East Texas Holdings, LLC, or East Texas, and Discovery Producer Services LLC, or Discovery (acquired in July 2007); our Colorado and Wyoming systems (acquired in August 2007); our NGL transportation pipelines; and our wholesale propane logistics business (acquired in November 2006).

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, which is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by ConocoPhillips.

In conjunction with DCP Midstream, LLC’s acquisition of Momentum Energy Group, Inc., or MEG, in August 2007, we acquired certain subsidiaries of MEG from DCP Midstream, LLC. The subsidiaries of MEG own gathering, processing and compression assets in Colorado and Wyoming.

In July 2007, we acquired our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and our non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, from DCP Midstream, LLC, in a transaction among entities under common control. Accordingly, these condensed consolidated financial statements include the historical results of the interest in East Texas and Discovery, and the historical results of the Swap, for all periods presented.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We refer to the assets, liabilities and operations of our wholesale propane logistics business prior to our acquisition from DCP Midstream, LLC in November 2006, the equity interests in East Texas and Discovery, and the Swap, collectively as our “predecessor.” The condensed consolidated financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. All significant intercompany balances and transactions have been eliminated. Transactions between us and other DCP Midstream, LLC operations have been identified in the condensed consolidated financial statements as transactions between affiliates.

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, and the supplemental consolidated financial statements and notes thereto included in our Form 8-K filed on October 17, 2007.

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

Accounting for Risk Management and Hedging Activities and Financial Instruments — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. Therefore, we are using the mark-to-market method of accounting for all commodity cash flow hedges beginning in July 2007. As a result, the remaining net loss of $2.5 million deferred in accumulated other comprehensive income, or AOCI, as of September 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings.

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

Gathering and Compression Assets

In August 2007, we acquired certain subsidiaries of MEG from DCP Midstream, LLC for approximately $165.8 million, subject to final closing adjustments. The consideration consisted of approximately $153.8 million of cash and the issuance of 275,735 common units to an affiliate of DCP Midstream, LLC that were valued at approximately $12.0 million. We have incurred post-closing purchase price adjustments to date that include a liability of $9.0 million for net working capital and general and administrative charges. We financed this transaction with $120.0 million of revolver and term loan borrowings under our amended credit agreement, the issuance of common units through a private placement with certain institutional investors and cash on hand. In August 2007, we sold 2,380,952 common limited partner units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100.0 million in the aggregate. The proceeds from this private placement were used to purchase high-grade securities to fully secure our term loan borrowing. In connection with this common unit purchase agreement, we have a registration rights agreement that requires us to register the units within 90 days of the close of the private placement, and have met the requirement to file a registration statement with the SEC. In addition, the registration rights agreement requires DCP Partners to use its commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If the registration statement covering the common units is not declared effective by the SEC within 180 days of the closing of the private placement, then DCP Partners will be liable to the purchasers for liquidated damages of 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for the first 60 days following the 180th day, increasing by an additional 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period.

The transfer of the MEG subsidiaries between DCP Midstream, LLC and us represents a transfer between entities under common control. Transfers between entities under common control are accounted for at DCP Midstream, LLC’s carrying value, similar to the pooling method. DCP Midstream, LLC recorded its acquisition of the MEG subsidiaries under the purchase method of accounting, whereby the assets and liabilities were recorded at their respective fair values as of the date of the acquisition, including goodwill of approximately $57.1 million. DCP Midstream, LLC obtained third-party valuations for property, plant and equipment, and intangible assets. Because of the recency of this transaction, however, the values of certain assets and liabilities are preliminary, and are subject to adjustment as additional information is obtained. When finalized, material adjustments to goodwill may result.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The purchase price allocation was determined based upon third-party valuations of property, plant and equipment, and intangible assets ($ in millions):

Cash consideration	$153.8
Payable to DCP Midstream, LLC	9.0
Common limited partner units	12.0

Aggregate consideration	$174.8

The preliminary purchase price allocation is as follows:
Cash	$11.8
Accounts receivable	14.0
Other assets	1.5
Property, plant and equipment	123.1
Goodwill	57.1
Intangible assets	10.9
Accounts payable	(13.5)
Other liabilities	(7.2)
Non-controlling interest in joint venture	(22.9)

Total purchase price allocation	$174.8

On July 1, 2007, we acquired a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery and the Swap from DCP Midstream, LLC for aggregate consideration of approximately $271.3 million, consisting of approximately $243.7 million in cash, including net working capital of $1.3 million and other adjustments, the issuance of 620,404 common units to DCP Midstream, LLC valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million. We financed the cash portion of this transaction with borrowings of $245.9 million under our amended credit facility. The transfer of assets between DCP Midstream, LLC and us represents a transfer of assets between entities under common control. Transfers of net assets or exchanges of shares between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. The $118.0 million excess purchase price over the historical basis of the net acquired assets was recorded as a reduction to partners’ equity, and the $27.6 million of common and general partner equivalent units issued as partial consideration for this transaction was recorded as an increase to partners’ equity, for financial accounting purposes.

In May 2007, we acquired certain gathering and compression assets located in Southern Oklahoma, as well as related commodity purchase contracts, from Anadarko Petroleum Corporation for approximately $181.1 million.

In April 2007, we acquired certain gathering and compression assets located in Northern Louisiana from Laser Gathering Company, LP for approximately $10.2 million, subject to customary purchase price adjustments.

The results of operations for the MEG subsidiaries, and the Southern Oklahoma and Northern Louisiana acquired assets, have been included prospectively, from the dates of acquisition, as part of the Natural Gas Services segment.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Combined Financial Information

The following table presents the impact on the condensed consolidated balance sheet as of December 31, 2006, adjusted for the acquisition of East Texas and Discovery, from DCP Midstream, LLC ($ in millions):

As of December 31, 2006

	DCP Midstream Partners, LP	East Texas and Discovery	Combined DCP Midstream Partners, LP
ASSETS
Current assets:
Cash and cash equivalents	$46.2	$—	$46.2
Accounts receivable	78.2	—	78.2
Inventories	30.1	—	30.1
Other	5.1	—	5.1

Total current assets	159.6	—	159.6
Restricted investments	102.0	—	102.0
Property, plant and equipment, net	194.7	—	194.7
Goodwill and intangible assets, net	32.1	—	32.1
Other non-current assets	13.2	164.3	177.5

Total assets	$501.6	$164.3	$665.9

LIABILITIES AND PARTNERS’ EQUITY
Accounts payable and other current liabilities	$126.5	$—	$126.5
Long-term debt	268.0	—	268.0
Other long-term liabilities	3.7	—	3.7

Total liabilities	398.2	—	398.2

Commitments and contingent liabilities
Partners’ equity:
Net equity	96.1	164.3	260.4
Accumulated other comprehensive income	7.3	—	7.3

Total partners’ equity	103.4	164.3	267.7

Total liabilities and partners’ equity	$501.6	$164.3	$665.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables present the impact on the condensed consolidated statements of operations, adjusted for the acquisition of our wholesale propane logistics business, and for the acquisition of East Texas and Discovery, from DCP Midstream, LLC, for the three and nine months ended September 30, 2006 ($ in millions):

Three Months Ended September 30, 2006

	DCP Midstream Partners, LP	Wholesale Propane Logistics Business	East Texas and Discovery	Combined DCP Midstream Partners, LP
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$95.0	$60.3	$—	$155.3
Transportation and other	7.0	0.5	—	7.5

Total operating revenues	102.0	60.8	—	162.8

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	80.1	60.1	—	140.2
Operating and maintenance expense	3.6	2.2	—	5.8
Depreciation and amortization expense	3.0	0.2	—	3.2
General and administrative expense	4.4	1.9	—	6.3

Total operating costs and expenses	91.1	64.4	—	155.5

Operating income (loss)	10.9	(3.6)	—	7.3
Interest expense, net	1.2	—	—	1.2
Earnings from equity method investments	—	—	8.2	8.2

Net income (loss)	$9.7	$(3.6)	$8.2	$14.3

Nine Months Ended September 30, 2006

	DCP Midstream Partners, LP	Wholesale Propane Logistics Business	East Texas and Discovery	Combined DCP Midstream Partners, LP
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$296.6	$271.3	$—	$567.9
Transportation and other	20.4	—	—	20.4

Total operating revenues	317.0	271.3	—	588.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	257.9	262.2	—	520.1
Operating and maintenance expense	10.9	6.4	—	17.3
Depreciation and amortization expense	8.9	0.7	—	9.6
General and administrative expense	12.1	3.5	—	15.6

Total operating costs and expenses	289.8	272.8	—	562.6

Operating income (loss)	27.2	(1.5)	—	25.7
Interest expense, net	3.4	—	—	3.4
Earnings from equity method investments	0.1	—	23.9	24.0

Net income (loss)	$23.9	$(1.5)	$23.9	$46.3

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

Omnibus Agreement

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The Omnibus Agreement: (1) states that the annual fee of $4.8 million for the initial assets under the agreement was fixed at such amount for 2006, which increased to $5.0 million for 2007; (2) effective November 2006, includes an additional annual fee of $2.0 million related to the acquisition of our wholesale propane logistics business from DCP Midstream, LLC; (3) effective May 2007, includes an additional annual fee of $0.2 million related to the Southern Oklahoma asset acquisition; (4) effective July 2007, includes an additional annual fee of $0.2 million related to the acquisition of our 40% limited liability company interest in Discovery from DCP Midstream, LLC; (5) effective August 2007, includes an additional annual fee of $0.6 million to account for additional services provided to us; and (6) effective August 2007, includes an additional annual fee of $1.6 million related to our acquisition of certain subsidiaries of MEG from DCP Midstream, LLC. All of the fees under the Omnibus Agreement are subject to adjustment annually for changes in the Consumer Price Index.

The Omnibus Agreement addresses the following matters:

•

our obligation to reimburse DCP Midstream, LLC for the payment of operating expenses, including salary and benefits of operating personnel, it incurs on our behalf in connection with our business and operations;

•

our obligation to reimburse DCP Midstream, LLC for providing us with general and administrative services with respect to our business and operations, subject to an increase for 2008 based on increases in the Consumer Price Index and subject to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses with the concurrence of the special committee of the General Partner’s board of directors;

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

Additionally, DCP Midstream, LLC will indemnify us for losses attributable to title defects, retained assets and liabilities (including preclosing litigation relating to contributed assets) and income taxes attributable to pre-closing operations. We will indemnify DCP Midstream, LLC for all losses attributable to the postclosing operations of the assets contributed to us, to the extent not subject to DCP Midstream, LLC’s indemnification obligations. In addition, DCP Midstream, LLC has agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions required to be made by us to Black Lake Pipe Line Company, or Black Lake, associated with any repairs to the Black Lake pipeline that are determined to be necessary as a result of the currently ongoing pipeline integrity testing occurring from 2005 through early 2008. DCP Midstream, LLC had also agreed to indemnify us for up to $4.0 million of the costs associated with any repairs to the Seabreeze pipeline that were determined to be necessary as a result of pipeline integrity testing that occurred in 2006. Pipeline integrity testing and repairs were our responsibility and were recognized as operating and maintenance expense. Reimbursement of these expenses from DCP Midstream, LLC were not significant and were recognized by us as capital contributions.

In connection with our acquisitions of East Texas and Discovery from DCP Midstream, LLC, an affiliate of DCP Midstream, LLC will indemnify us for one year following the closing on July 1, 2007 for the breach of the representations and warranties made under the acquisition agreement and certain litigation, environmental matters, title defects and tax matters associated with these assets that were identified at the time of closing and that were attributable to periods prior to the closing date. In addition, the same affiliate of DCP Midstream, LLC agreed to indemnify us for one year after closing for the overpayment or underpayment of trade payables or receivables that pertain to periods prior to closing and agreed to indemnify us for two years after closing for any claims for fines or penalties of any governmental authority for periods prior to the closing and that are associated with certain East Texas assets that were formerly owned by Gulf South and UP Fuels. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $2.7 million and is subject to a maximum liability of $27.0 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

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

In the second quarter of 2006, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for capital projects, which were forecasted to be completed prior to our initial public offering, but were not completed by that date. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $0.3 million and $3.3 million during the nine months ended September 30, 2007 and 2006, respectively, to reimburse us for the capital costs we incurred, primarily for growth capital projects.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, we have recognized as accounts receivable-affiliates $0.3 million from DCP Midstream, LLC as of September 30, 2007.

DCP Midstream, LLC was a significant customer during the three and nine months ended September 30, 2007 and 2006.

Duke Energy

Prior to December 31, 2006, we charged transportation fees, sold a portion of our residue gas to, and purchased raw natural gas from, Duke Energy Corporation, or Duke Energy, and its affiliates.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services to ConocoPhillips and its affiliates. The agreements include fee-based and percentage-of-proceeds gathering and processing arrangements, gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $2.4 million and $2.7 million of capital reimbursements during the nine months ended September 30, 2007 and 2006, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the transactions with affiliates ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$70.3	$44.7	$184.2	$165.6
Transportation and processing services	$1.5	$1.0	$4.4	$3.5
Purchases of natural gas, propane and NGLs	$24.1	$16.7	$94.1	$64.7
(Losses) gains from non-trading derivative activity, net	$(1.4)	$0.5	$(1.9)	$—
General and administrative expense	$2.5	$2.3	$7.2	$6.1
Duke Energy:
Purchases of natural gas, propane and NGLs	$—	$1.5	$—	$3.4
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$3.3	$—	$6.0	$0.1
Transportation and processing services	$2.9	$2.2	$7.9	$5.7
Purchases of natural gas, propane and NGLs	$7.9	$2.6	$21.4	$8.3

We had accounts receivable and accounts payable with affiliates as follows ($ in millions):

	September 30, 2007	December 31, 2006
DCP Midstream, LLC:
Accounts receivable	$43.8	$30.0
Accounts payable	$44.2	$46.6
Spectra Energy:
Accounts receivable	$—	$—
Accounts payable	$0.2	$—
Duke Energy:
Accounts receivable	$—	$0.2
Accounts payable	$—	$1.8
ConocoPhillips:
Accounts receivable	$6.4	$4.6
Accounts payable	$1.7	$2.0

The following summarizes the unrealized gains and unrealized losses on non-trading derivative and hedging instruments with affiliates ($ in millions):

	September 30, 2007	December 31, 2006
DCP Midstream, LLC:
Unrealized gains—current	$—	$0.3
Unrealized losses—current	$(1.6)	$(0.2)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows ($ in millions):

	Depreciable Life	September 30, 2007	December 31, 2006
Gathering systems	15 — 30 Years	$366.7	$107.3
Processing plants	25 — 30 Years	91.2	53.2
Terminals	25 — 30 Years	24.2	8.2
Transportation	25 — 30 Years	138.9	139.6
General plant	3 — 5 Years	4.1	3.6
Construction work in progress		11.4	16.2

Property, plant and equipment		636.5	328.1
Accumulated depreciation		(148.6)	(133.4)

Property, plant and equipment, net		$487.9	$194.7

7.	Goodwill and Intangible Assets

The increase in goodwill during the third quarter of 2007 consists of the amount that we recognized in connection with our acquisition of the MEG subsidiaries. Our annual goodwill impairment test, as of August 31, 2007, indicated that our reporting units’ fair values exceed their carrying or book values. Accordingly, no impairment of goodwill is indicated. The change in the carrying amount of goodwill is as follows:

	September 30, 2007	December 31, 2006
Beginning of period	$29.3	$29.3
Acquisitions	57.1	—

End of period	$86.4	$29.3

Intangible assets consist primarily of commodity purchase contracts and relationships. The gross carrying amount and accumulated amortization for the commodity purchase contracts and other intangible assets are included in the accompanying condensed consolidated balance sheets as intangible assets, net, and were as follows ($ in millions):

	September 30, 2007	December 31, 2006
Gross carrying amount	$27.8	$4.4
Accumulated amortization	(2.1)	(1.6)

Intangible assets, net	$25.7	$2.8

Intangible assets increased as a result of the Southern Oklahoma and MEG acquisitions, through which $12.5 million and $10.9 million, respectively, of intangible assets were acquired. Intangible assets have an average life of 20 years and are being amortized through 2032.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Equity Method Investments

The following table summarizes our equity method investments ($ in millions):

	Percentage of Ownership as of September 30, 2007 and December 31, 2006	Carrying Value as of
		September 30, 2007	December 31, 2006
Discovery Producer Services LLC	40%	$113.5	$113.4
DCP East Texas Holdings, LLC	25%	50.9	50.9
Black Lake Pipe Line Company	45%	6.6	5.7
Other	50%	0.2	0.2

Total equity method investments		$171.2	$170.2

Discovery operates a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32,000 Bbl/d natural gas liquids fractionator plant near Paradis, Louisiana, a natural gas pipeline from offshore deep water in the Gulf of Mexico that transports gas to our processing plant in Larose, Louisiana with a design capacity of 600 MMcf/d and approximately 173 miles of pipe, and several laterals expanding their presence in the Gulf. There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $44.9 million and $48.6 million at September 30, 2007 and December 31, 2006, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

East Texas is engaged in the business of gathering, transporting, treating, compressing, processing, and fractionating natural gas and natural gas liquids, or NGLs. Its operations, located near Carthage, Texas, include a natural gas processing complex with a total capacity of 780 million cubic feet per day. The facility is connected to an 845 mile gathering system, as well as third party gathering systems. The complex includes and is adjacent to the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas.

Black Lake owns a 317-mile NGL pipeline, with a throughput capacity of approximately 40 MBbls/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $6.4 million and $6.7 million at September 30, 2007 and December 31, 2006, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

Earnings from equity method investments for the three and nine months ended September 30, 2007 and 2006 were as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Discovery Producer Services LLC	$6.5	$5.3	$14.1	$13.9
DCP East Texas Holdings, LLC	3.8	2.9	8.5	10.0
Black Lake Pipe Line Company and other	0.5	—	1.0	0.1

Total earnings from equity method investments	$10.8	$8.2	$23.6	$24.0

Distributions from equity method investments	$8.6	$8.4	$27.1	$19.5

Earnings from equity method investments, net of distributions	$2.2	$(0.2)	$(3.5)	$4.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following summarizes financial information of our equity method investments ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statements of operations:
Operating revenue	$180.2	$161.1	$503.4	$526.5
Operating expenses	$151.4	$140.5	$442.7	$463.6
Net income	$28.9	$21.6	$61.5	$64.7

	September 30,	December 31,
	2007	2006
Balance sheet:
Current assets	$140.9	$108.9
Non-current assets	638.9	630.7
Current liabilities	135.2	94.8
Non-current liabilities	16.8	6.0

Net assets	$627.8	$638.8

9.	Debt

Long-term debt was as follows ($ in millions):

	Principal Amount
	September 30, 2007	December 31, 2006
Revolving credit facility, weighted-average interest rate of 5.74% at September 30, 2007, due June 21, 2012	$530.0	$168.0
Term loan facility, interest rate of 5.23% at September 30, 2007, due June 21, 2012	100.0	100.0

Total long-term debt	$630.0	$268.0

Credit Agreements

On June 21, 2007, we entered into the Amended and Restated Credit Agreement, or the Amended Credit Agreement, that replaced our existing credit agreement, or the Credit Agreement, which consists of:

•	a $600.0 million revolving credit facility; and

•	a $250.0 million term loan facility.

At September 30, 2007 and December 31, 2006, we had $0.2 million of letters of credit outstanding. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006. We have incurred $0.6 million of debt issuance costs associated with the Amended Credit Agreement. These expenses are deferred as other long-term assets in the condensed consolidated balance sheet and will be amortized over the term of the Amended Credit Agreement.

Under the Amended Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%; or (2) London Interbank Offered Rate, or LIBOR, plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%.

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

We used borrowings on the Bridge Loan of $88.0 million to partially fund the Southern Oklahoma asset acquisition. The remaining $12.0 million available for borrowing on the Bridge Loan was not utilized. We used a portion of the net proceeds of a private placement of limited partner units to extinguish the $88.0 million outstanding on the Bridge Loan in June 2007.

10.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.

The universal shelf registration statement on Form S-3 we filed with the SEC in April 2007, with a maximum aggregate offering price of $1.5 billion, which will allow us to register and issue additional partnership units and debt obligations, was declared effective by the SEC in November 2007.

In June 2007, we entered into a private placement agreement with a group of institutional investors for $130.0 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $128.5 million, net of offering costs. In connection with this private placement agreement, we entered into a registration rights agreement with institutional investors that requires us to register the units by the earlier of within 120 days of the close of the private placement or when a registration statement is filed to register the units to be issued and sold by us in connection with the MEG acquisition, and we have met the requirement to file a registration statement with the SEC. In addition the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 210 days of the closing of the private placement, or we will be liable to the institutional investors for liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for the first 60 days following the 210th day, increasing by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period.

In August 2007, we sold 2,380,952 common units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100 million in the aggregate. In connection with this common unit purchase agreement, we have a registration rights agreement that requires us to register the units within 90 days of the close of the private placement, and have met the requirement to file a registration statement with the SEC. In addition, the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If the registration statement covering the common units is not declared effective by the SEC within 180 days of the closing of the private placement, then we will be liable to the purchasers for liquidated damages of 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for the first 60 days following the 180th day, increasing by an additional 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period.

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

General Partner Interest and Incentive Distribution Rights — Prior to June 2007, the general partner was entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its general partner interest. The general partner’s 2% interest in these distributions was reduced to 1.7% in June 2007 as a result of the issuance of the 3,005,780 common limited partner units in conjunction with a private placement agreement, and was reduced to 1.5% in August 2007 as a result of the issuance of 2,656,687 common limited partner units in conjunction with the MEG acquisition.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. The general partner’s incentive distribution rights were not reduced as a result of these private placement agreements, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its general partner interest. Please read the Distributions of Available Cash during the Subordination Period and Distributions of Available Cash after the Subordination Period sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

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

Treasury Units — In March 2007, we purchased 4,000 units on the open market, at an average cost of $39.16 per unit. These units are being used for director compensation pursuant to the DCP Midstream Partners, LP Long-Term Incentive Plan, or LTIP. In August 2007, these units were issued to our General Partner.

Distributions of Available Cash during the Subordination Period — Our partnership agreement, after adjustment for the general partner’s relative ownership level, currently 1.5%, requires that we make distributions of Available Cash for any quarter during the subordination period in the following manner:

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2007 and 2006 ($ in millions, except per unit distribution amounts):

Payment Date	Per Unit Distribution	Total Cash Distribution
August 14, 2007	$0.530	$12.4
May 15, 2007	0.465	8.6
February 14, 2007	0.430	7.8
November 14, 2006	0.405	7.4
August 14, 2006	0.380	6.7
May 15, 2006	0.350	6.3
February 13, 2006 (a)	0.095	1.7

(a)	Represents the pro rata portion of our Minimum Quarterly distribution of $0.35 per unit for the period December 7, 2005, the closing of our initial public offering, through December 31, 2005.

11.	Risk Management and Hedging Activities

The impact of our derivative activity on our results of operations and financial position is summarized below ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commodity cash flow hedges:
Gains (losses) due to ineffectiveness	$—	$0.1	$—	$(0.4)
Gains reclassified into earnings	$0.5	$0.7	$2.3	$1.4
Commodity non-trading derivative activity:
(Losses) gains from non-trading derivative activity	$(6.1)	$0.5	$(21.1)	$—
Interest rate cash flow hedges:
Gains reclassified into earnings	$0.2	$—	$0.5	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	September 30, 2007	December 31, 2006
Commodity cash flow hedges:
Net deferred (losses) gains in AOCI	$(2.5)	$6.9
Interest rate cash flow hedges:
Net deferred (losses) gains in AOCI	$(4.4)	$0.4

For the three and nine months ended September 30, 2007 and 2006, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Commodity Cash Flow Hedges — We use NGL, natural gas and crude oil swaps to mitigate the risk of market fluctuations in the price of NGLs, natural gas and condensate. Prior to July 1, 2007, the effective portion of the change in fair value of a derivative designated as a cash flow hedge was accumulated in AOCI. During the period in which the hedged transaction impacted earnings, amounts in AOCI associated with the hedged transaction were reclassified to the condensed consolidated statements of operations in the same accounts as the item being hedged.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. Therefore, we are using the mark-to-market method of accounting for all commodity cash flow hedges. As a result, the remaining net loss of $2.5 million deferred in AOCI as of September 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings. Deferred net losses of $0.4 million are expected to be reclassified during the next 12 months. Subsequent to July 1, 2007, the changes in fair value of these financial derivatives are included in gains and losses from non-trading derivative activity in the condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2007 and 2006 the gains or losses representing the ineffective portion of our fair value hedges were not significant. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted. During the three and nine months ended September 30, 2007 and 2006, there were no firm commitments that no longer qualified as fair value hedge items and, therefore, we did not recognize an associated gain or loss.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In August 2007, in conjunction with our acquisition of certain MEG subsidiaries we acquired a series of financial derivatives to mitigate a portion of the commodity price exposure associated with our Powder River Basin assets. These derivatives consist of natural gas swap contracts for 3,460 MMBtu/d through December 2007 and 3,320 MMBtu/d through June 2008, at an average price of $6.85 per MMBtu, and NGL swap contracts for 14,620 gallons per day through December 2007 and 14,310 gallons per day through June 2008, at an average price of $0.97 per gallon.

In July 2007, we acquired the Swap, a financial derivative, entered into by DCP Midstream, LLC in March 2007, to mitigate a portion of the commodity price exposure associated with the acquisition on July 1, 2007 of a 25% limited liability company interest in East Texas and a 40% limited liability company interest in Discovery. This contract consists of crude oil swaps at $66.72/Bbl for 1,100 Bbls/d through 2007, 1,000 Bbls/d through 2008, 925 Bbls/d through 2009, 900 Bbls/d through 2010, 875 Bbls/d through 2011 and 850 Bbls/d through 2012.

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

Interest Rate Cash Flow Hedges — In August 2007, we entered into interest rate swap agreements to convert $200.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. These interest rate swaps commenced on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

During 2006, we entered into interest rate swap agreements to hedge the variable interest rate on $125.0 million of the indebtedness outstanding under our revolving credit facility through December 7, 2010. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

The effective portions of changes in fair value are recognized in AOCI in the condensed consolidated balance sheets. As of September 30, 2007, $0.9 million of deferred net losses on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings; however, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings.

Ineffective portions of changes in fair value are recognized in earnings. The agreements reprice prospectively approximately every 90 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 4.68% to 5.19%, and receive interest payments based on the three-month LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements.

12.	Equity-Based Compensation

Total compensation cost for equity-based arrangements was as follows ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Performance Units	$—	$0.1	$0.5	$0.2
Phantom Units	0.1	0.2	0.5	0.3

Total compensation cost	$0.1	$0.3	$1.0	$0.5

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

At September 30, 2007, there was approximately $1.3 million of unrecognized compensation expense related to the Performance Units that is expected to be recognized over a weighted-average period of 1.8 years. The following table presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at December 31, 2006	23,090	$26.96
Granted	29,610	$37.29
Forfeited	(5,740)	$31.39

Outstanding at September 30, 2007	46,960	$32.93	$42.98

Expected to vest	46,960	$32.93	$42.98

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

Phantom Units — In conjunction with our initial public offering, in January 2006 the General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner. Of these Phantom Units, 15,700 units will vest upon the three year anniversary of the grant date, and 5,332 units vest ratably over two years. Each Phantom Unit includes a DER, which is paid quarterly in arrears.

In May 2007, we granted 4,000 Phantom Units under the LTIP to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2007. These Phantom Units will fully vest six months following the grant date. Each Phantom Unit includes a DER, which is paid quarterly in arrears.

In August 2007, we granted 500 Phantom Units under the LTIP to a director who is not an officer or employee of affiliates of the General Partner as part of his annual director fees for 2007. These Phantom Units will fully vest six months following the grant date. Each Phantom Unit includes a DER, which is paid quarterly in arrears.

At September 30, 2007, there was approximately $0.4 million of unrecognized compensation expense related to the Phantom Units that is expected to be recognized over a weighted-average period of 0.8 years. The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at December 31, 2006	24,700	$24.05
Granted	4,500	$42.90
Forfeited	(1,000)	$24.05
Vested or paid in cash	(2,668)	$24.05

Outstanding at September 30, 2007	25,532	$27.37	$42.98

Expected to vest	25,532	$27.37	$42.98

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We intend to settle the awards issued under the LTIP in cash upon vesting, with the exception of the units granted in May 2007. Compensation expense is recognized ratably over each vesting period, and will be remeasured quarterly for all awards outstanding until the units are vested. The fair value of all awards is determined based on the closing price of our common units at each measurement date. During the nine months ended September 30, 2007, 2,668 awards vested and were settled in cash for $0.1 million. No awards were vested or settled during the nine months ended September 30, 2006.

13.	Net Income per Limited Partner Unit

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

These required disclosures do not impact our overall net income or other financial results; however, in periods in which aggregate net income exceeds the First Target Distribution Level, it will have the impact of reducing net income per LPU. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though we make distributions on the basis of Available Cash and not earnings. In periods in which our aggregate net income does not exceed the First Target Distribution Level, there is no impact on our calculation of earnings per LPU. During the three months ended September 30, 2007, our aggregate net income per LPU was less than the First Target Distribution level, and as a result there was no impact on our calculation of earnings per LPU. During the three months ended September 30, 2006, our aggregate net income per LPU exceeded the Third Target Distribution level, and as a result we allocated $0.6 million in additional earnings to the general partner.

Basic and diluted net income per LPU is calculated by dividing limited partners’ interest in net income, less pro forma general partner incentive distributions as described above, by the weighted-average number of outstanding LPUs during the period.

The following table illustrates our calculation of net income per LPU ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$7.5	$14.3	$24.1	$46.3
Less:
Net income attributable to predecessor operations	—	(4.6)	(3.6)	(22.4)

Net income attributable to the partnership	7.5	9.7	20.5	23.9
Less: General partner interest in net income	(0.9)	(0.2)	(1.5)	(0.5)

Limited partners’ interest in net income	6.6	9.5	19.0	23.4
Less: Additional earnings allocation to general partner	—	(0.6)	(1.8)	(0.3)

Net income available to limited partners	$6.6	$8.9	$17.2	$23.1

Net income per LPU — basic and diluted	$0.29	$0.51	$0.89	$1.32

14.	Commitments and Contingent Liabilities

Litigation

Driver — In August 2007, Driver Pipeline Company, Inc., or Driver, filed a lawsuit against DCP Midstream, LP, an affiliate of the owner of our general partner, in District Court, Jackson County, Texas. The litigation stems from an ongoing commercial dispute involving the construction of our Wilbreeze pipeline, which was completed in December 2006. Driver was the primary contractor for construction of the pipeline and the construction process was managed for us by DCP Midstream, LP. Driver claims damages in the amount of $2.4 million for breach of contract. We believe Driver’s position in this litigation is without merit and we intend to

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

vigorously defend ourselves against this claim. It is not possible to predict whether we will incur any liability or to estimate the damages, if any, we might incur in connection with this matter. Management does not believe the ultimate resolution of this issue will have a material adverse effect on our consolidated financial position.

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

15.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of the Northern Louisiana system assets, the Southern Oklahoma system that was acquired in May 2007, our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and the losses associated with the Swap acquired in July 2007, and the assets of the MEG subsidiaries located in Colorado and Wyoming that were acquired in August 2007.

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of six owned propane rail terminals located in the Midwest and northeastern United States, one leased propane marine terminal located in Providence, Rhode Island, one propane pipeline terminal in Midland, Pennsylvania and access to several open access pipeline terminals.

NGL Logistics — The NGL Logistics segment consists of the Seabreeze and Wilbreeze NGL transportation pipelines, which are located along the Gulf Coast area of southeastern Texas, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline that runs from northern Louisiana to southeastern Texas. The Wilbreeze transportation pipeline began operations in December 2006.

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

Three Months Ended September 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenue	$118.6	$66.7	$3.3	$—	$188.6

Gross margin (a)	$22.0	$1.9	$1.4	$—	$25.3
Operating and maintenance expense	5.4	2.5	0.2	—	8.1
Depreciation and amortization expense	7.4	0.3	0.2	—	7.9
General and administrative expense	—	—	—	5.4	5.4
Earnings from equity method investments	10.3	—	0.5	—	10.8
Interest income	—	—	—	1.2	1.2
Interest expense	—	—	—	8.1	8.1
Non-controlling interest in income	0.3	—	—	—	0.3

Net income (loss)	$19.2	$(0.9)	$1.5	$(12.3)	$7.5

Capital expenditures	$3.1	$0.6	$0.3	$—	$4.0

Three Months Ended September 30, 2006

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenues	$100.4	$60.8	$1.6	$—	$162.8

Gross margin (a)	$20.7	$0.7	$1.2	$—	$22.6
Operating and maintenance expense	3.1	2.2	0.5	—	5.8
Depreciation and amortization expense	2.7	0.2	0.3	—	3.2
General and administrative expense	—	—	—	6.3	6.3
Earnings from equity method investments	8.2	—	—	—	8.2
Interest income	—	—	—	1.7	1.7
Interest expense	—	—	—	2.9	2.9

Net income (loss)	$23.1	$(1.7)	$0.4	$(7.5)	$14.3

Capital expenditures	$0.2	$2.2	$3.9	$—	$6.3

Nine Months Ended September 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenue	$306.3	$293.7	$6.9	$—	$606.9

Gross margin (a)	$47.3	$16.5	$3.7	$—	$67.5
Operating and maintenance expense	12.6	7.8	0.6	—	21.0
Depreciation and amortization expense	14.1	0.7	1.0	—	15.8
General and administrative expense	—	—	—	17.1	17.1
Earnings from equity method investments	22.6	—	1.0	—	23.6
Interest income	—	—	—	3.7	3.7
Interest expense	—	—	—	16.5	16.5
Non-controlling interest in income	0.3	—	—	—	0.3

Net income (loss)	$42.9	$8.0	$3.1	$(29.9)	$24.1

Capital expenditures	$7.2	$3.2	$1.2	$—	$11.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nine Months Ended September 30, 2006

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other(b)	Total
Total operating revenues	$312.8	$271.3	$4.2	$—	$588.3

Gross margin (a)	$55.9	$9.1	$3.2	$—	$68.2
Operating and maintenance expense	10.1	6.4	0.8	—	17.3
Depreciation and amortization expense	8.2	0.7	0.7	—	9.6
General and administrative expense	—	—	—	15.6	15.6
Earnings from equity method investments	23.9	—	0.1	—	24.0
Interest income	—	—	—	4.7	4.7
Interest expense	—	—	—	8.1	8.1

Net income (loss)	$61.5	$2.0	$1.8	$(19.0)	$46.3

Capital expenditures	$6.1	$7.4	$4.9	$—	$18.4

The following table sets forth our segment assets ($ in millions):

	September 30, 2007	December 31, 2006
Segment long-term assets:
Natural Gas Services (c)	$683.5	$311.7
Wholesale Propane Logistics	52.3	50.2
NGL Logistics	35.7	35.1
Other (d)	106.2	109.3

Total long-term assets	877.7	506.3
Current assets	190.1	159.6

Total assets	$1,067.8	$665.9

(a)	Gross margin consists of total operating revenues less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Other consists of general and administrative expense, interest income and interest expense.

(c)	Long-term assets for our Natural Gas Services segment increased as of September 30, 2007 as a result of our Southern Oklahoma asset acquisition in May 2007, and our acquisition of certain MEG subsidiaries in August 2007.

(d)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on non-trading derivative and hedging instruments and other long-term assets.

16.	Subsequent Events

The universal shelf registration statement on Form S-3 we filed with the SEC in April 2007, with a maximum aggregate offering price of $1.5 billion, which will allow us to register and issue additional partnership units and debt obligations, was declared effective by the SEC in November 2007.

On October 24, 2007, the board of directors of the General Partner declared a quarterly distribution of $0.55 per unit, payable on November 14, 2007 to unitholders of record on November 7, 2007. This distribution of $0.55 per unit exceeds the Fourth Target Distribution level (see Note 10 for discussion of distributions of available cash).

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In October 2007, we received a distribution of $5.6 million from Discovery for the third quarter of 2007.

In October 2007, we filed with the SEC a registration statement on Form S-3, which will, upon effectiveness, allow us to register the 3,005,780 common limited partner units represented in the June private placement agreement and the 2,380,952 common limited partner units represented in the August private placement agreement.

In November 2007, we were required to have posted collateral with certain counterparties to our commodity derivative instruments of approximately $9.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q, the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, or 2006 Form 10-K, and the supplemental consolidated financial statements and notes thereto included in our Form 8-K filed on October 17, 2007. We refer to the assets, liabilities and operations of our wholesale propane logistics business, which we acquired from DCP Midstream, LLC in November 2006, and of our 25% limited liability company interest in DCP East Texas Holdings, LLC, or East Texas, our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, which we acquired from DCP Midstream, LLC in July 2007, collectively as our “predecessors.”

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•

our Natural Gas Services segment, which consists of (1) our Northern Louisiana natural gas gathering, processing and transportation system; (2) our Southern Oklahoma system acquired in May 2007; (3) our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007 from DCP Midstream, LLC; and (4) certain subsidiaries of Momentum Energy Group, Inc, or MEG, acquired from DCP Midstream, LLC in August 2007;

•	our Wholesale Propane Logistics segment, which consists of six owned rail terminals, one leased marine terminal, one pipeline terminal, and access to several open access pipeline terminals; and

•	our NGL Logistics segment, which consists of our interests in three NGL pipelines.

The financial information contained herein includes, for each period presented, our accounts, and the assets, liabilities and operations of (1) our wholesale propane logistics business that we acquired in November 2006 and (2) our 25% interest in East Texas, 40% interest in Discovery, and the Swap that we acquired in July 2007, from DCP Midstream, LLC in transactions among entities under common control. Accordingly, our financial information includes the historical results of our predecessors for all periods presented.

Recent Events

In November 2007, we were required to have posted collateral with certain counterparties to our commodity derivative instruments of approximately $9.0 million.

The universal shelf registration statement on Form S-3 we filed with the Securities and Exchange Commission, or SEC, in April 2007, with a maximum aggregate offering price of $1.5 billion, which will allow us to register and issue additional partnership units and debt obligations, was declared effective by the SEC in November 2007.

In October 2007, we filed with the SEC a registration statement on Form S-3, which will, upon effectiveness, allow us to register the 3,005,780 common limited partner units represented in the June private placement agreement and the 2,380,952 common limited partner units represented in the August private placement agreement.

On October 24, 2007, the board of directors of the General Partner declared a quarterly distribution of $0.55 per unit, payable on November 14, 2007 to unitholders of record on November 7, 2007. This distribution of $0.55 per unit exceeds the Fourth Target Distribution level (see Note 12 in our 2006 Form 10-K for discussion of distributions of available cash).

In September 2007, we received a distribution of $5.0 million from East Texas, for the third quarter of 2007. In October 2007, we received a distribution of $5.6 million from Discovery for the third quarter of 2007, and in July 2007, we received a distribution of $3.6 million from Discovery for the second quarter of 2007.

In conjunction with DCP Midstream, LLC’s acquisition of MEG in August 2007, we acquired certain subsidiaries of MEG from DCP Midstream, LLC for aggregate consideration of approximately $165.8 million, subject to final closing adjustments. The consideration consisted of approximately $153.8 million of cash and the issuance of 275,735 common units to an affiliate of DCP Midstream, LLC that were valued at approximately $12.0 million. We have incurred post-closing purchase price adjustments to date that include a liability of $9.0 million for net working capital and general and administrative charges. The subsidiaries of MEG own gathering, processing and compression assets in the Piceance and Powder River producing basins. The Piceance Basin assets consist of a 70 percent operating interest in the 31-mile Collbran Valley Gas Gathering system joint venture, which gathers and processes natural gas from over 20,000 dedicated acres in western Colorado. The processing facility capacity is currently being expanded from 60 MMcf/d to 120 MMcf/d. The other partners in the joint venture, Plains Exploration and Delta Petroleum, are also the producers on the system. The Powder River Basin assets include the 1,324-mile Douglas gas gathering system, which gathers approximately 30 MMcf/d of gas and covers more than 4,000 square miles in Wyoming. Also included in the transaction are the idle Painter Unit fractionator and Millis terminal, and associated NGL pipelines in southwest Wyoming. DCP Midstream, LLC will manage and operate these assets on our behalf. We financed this transaction with borrowings under our amended credit facility of $120.0 million, the issuance of common units through a private placement with certain institutional investors and cash on hand. In August 2007, we sold 2,380,952 common units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100 million in the aggregate. In connection with this common unit purchase agreement, we have a registration rights agreement that requires us to register the units within 90 days of the close of the private placement, and have filed a registration statement with the SEC. In addition, the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If the registration statement covering the common units is not declared effective by the SEC within 180 days of the closing of the private placement, then we will be liable to the purchasers for liquidated damages of 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for the first 60 days following the 180th day, increasing by an additional 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period.

In August 2007, our Omnibus Agreement with DCP Midstream, LLC was amended to increase the annual fee by $0.6 million for general and administrative expenses payable to DCP Midstream, LLC under the agreement to account for additional services provided to us and extend the term for all general and administrative expenses under the agreement through December 31, 2009. The Omnibus Agreement was further amended in August 2007 to include an additional annual fee of $1.6 million in connection with our acquisition of the MEG subsidiaries, described above.

In August 2007, we entered into interest rate swap agreements to convert $200.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. These interest rate swaps commenced on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation.

On July 1, 2007, we acquired a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery and the Swap from DCP Midstream, LLC for aggregate consideration of approximately $271.3 million, consisting of approximately $243.7 million in cash, including $1.3 million for net working capital and other adjustments, the issuance of 620,404 common units to DCP Midstream, LLC valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million. We financed the cash portion of this transaction with borrowings of $245.9 million under our credit facility.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We will use the mark-to-market method of accounting for all commodity cash flow hedges beginning in July 2007. As a result, the remaining net loss of $2.5 million deferred in accumulated other comprehensive income as of September 30, 2007 will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings.

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

Our results of operations for our Natural Gas Services segment are also impacted by the fees we receive and the margins we generate. Our processing contract arrangements can have a significant impact on our profitability. Because of the volatility of the prices for natural gas, NGLs and condensate, we have mitigated a portion of our anticipated commodity price risk associated with our gathering and processing arrangements through 2013 with natural gas and crude oil swaps. With these swaps, we have reduced our exposure to commodity price movements with respect to those volumes under these types of contractual arrangements for this period.

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

In November 2006, we acquired our wholesale propane logistics business from DCP Midstream, LLC, and in July 2007 we acquired a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery and the Swap from DCP Midstream, LLC, both in transactions among entities under common control. Accordingly, our financial information includes the historical results of our predecessors for each period presented. Prior to November 2006 and July 2007, our financial statements do not give effect to various items that affected our results of operations and liquidity following these acquisitions, including the indebtedness we incurred in conjunction with the closing of these acquisitions, which increased our interest expense from the interest expense reflected in our historical financial statements.

We completed pipeline integrity testing during 2006, resulting in increased operating costs on Seabreeze, one of our NGL transportation pipelines. The construction of Wilbreeze, an NGL transportation pipeline connecting a DCP Midstream, LLC gas processing plant to the Seabreeze pipeline, was completed in December 2006. The Black Lake pipeline is currently experiencing increased operating costs due to pipeline integrity testing that commenced in 2005 and is expected to continue into early 2008. We expect that our results of operations related to our equity interest in the Black Lake pipeline will benefit in 2008 from the completion of this pipeline integrity testing, although it is possible that the integrity testing will result in the need for pipeline repairs, in which case the operations of this pipeline may be interrupted while the repairs are being made. DCP Midstream, LLC has agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions required to be made by us to Black Lake associated with repairing the Black Lake pipeline that are determined to be necessary as a result of the pipeline integrity testing, and up to $4.0 million of the costs associated with any repairs to the Seabreeze pipeline that are determined to be necessary as a result of the pipeline integrity testing. Pipeline integrity testing and repairs are our responsibility and are recognized as operating and maintenance expense. Any reimbursement of these expenses from DCP Midstream, LLC will be recognized by us as a capital contribution. Seabreeze pipeline integrity testing was completed in 2006 and reimbursements related to these repairs were not significant.

During 2006, we entered into agreements with ConocoPhillips, which expanded the gathering and transportation services between us. As a result of these agreements, 12 new wells were added during the nine months ended September 30, 2007, and 17 new wells were added to our system during 2006.

Discovery has signed definitive agreements with Chevron, Total and Statoil to construct an approximate 35-mile gathering pipeline lateral to connect Discovery’s existing pipeline system to these producers’ production facilities for the Tahiti prospect in the deepwater region of the Gulf of Mexico. The Tahiti pipeline lateral expansion is expected to have a design capacity of approximately 200 MMcf/d. The pipeline was installed on the sea bed in February 2007. Chevron had scheduled initial throughput to begin in mid-2008, but recently announced that it will face delays because of metallurgical problems discovered in the facility’s mooring shackles. Chevron recently announced that it expects first production by the third quarter of 2009. Discovery’s revenues from the Tahiti project are dependent on receiving throughput from Chevron. Therefore, delays Chevron experiences in bringing their production online will impact the initial timing of revenues for Discovery.

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

We have mitigated a portion of our currently anticipated natural gas and NGL commodity price risk associated with the percentage-of-proceeds arrangements through 2013 with natural gas and crude oil swaps. With these swaps, we expect our exposure to commodity price movements to be reduced. Additionally, as part of our gathering operations, we recover and sell condensate. The margins we earn from condensate sales are directly correlated with crude oil prices. We have mitigated a portion of our condensate price risk through 2013 with crude oil swaps. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. We are using the mark-to-market method of accounting for all commodity cash flow hedges, which is expected to significantly increase the volatility of our results of operations as we will recognize, in current earnings, all non-cash gains and losses from the mark-to-market on non-trading derivative activity.

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

The natural gas supply for the gathering pipelines and processing plants in our Northern Louisiana system is derived primarily from natural gas wells located in five parishes in northern Louisiana, and in our Southern Oklahoma system is derived primarily from natural gas wells located in three counties in southern Oklahoma. The Pelico system receives natural gas produced in eastern Texas through its interconnect with other pipelines that transport natural gas from eastern Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our primary suppliers of natural gas to the Northern Louisiana and Southern Oklahoma systems represented approximately 65% of the 324 MMcf/d of natural gas supplied to this system in the nine months ended September 30, 2007. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been released from other gathering systems.

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

The NGLs extracted from the natural gas at the Minden processing plant are sold at market index prices to an affiliate of DCP Midstream, LLC and transported to the Mont Belvieu hub via the Black Lake pipeline. The NGLs extracted from the natural gas at the Ada processing plant are sold at market index prices to affiliates. The NGLs extracted by a third party that is processing natural gas in the Southern Oklahoma system are sold to third parties at market index prices.

Our operations within the Natural Gas Services segment include a 25% limited liability company interest in East Texas and a 40% limited liability company interest in Discovery. East Texas is engaged in the business of gathering, transporting, treating, compressing, processing, and fractionating natural gas and NGLs. Its operations, located near Carthage, Texas, include a natural gas processing complex with a total capacity of 780 million cubic feet per day. The facility is connected to an 845 mile gathering system, as well as third party gathering systems. The complex includes and is adjacent to the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas. Discovery operates a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a 32,000 Bbl/d natural gas liquids fractionator plant near Paradis, Louisiana with a design capacity of 600 MMcf/d and approximately 173 miles of pipe, and several laterals expanding their presence in the Gulf.

Our operations within the Natural Gas Services segment also include the subsidiaries of MEG. The subsidiaries of MEG own gathering, processing and compression assets in the Piceance and Powder River producing basins. The Piceance Basin assets consist of a 70 percent operating interest in the 31-mile Collbran Valley Gas Gathering system joint venture, which gathers and processes natural gas from over 20,000 dedicated acres in western Colorado. The processing facility capacity is currently being expanded from 60 MMcf/d to 120 MMcf/d. The other partners in the joint venture, Plains Exploration and Delta Petroleum, are also the producers on the system. The Powder River Basin assets include the 1,324-mile Douglas gas gathering system, which gathers approximately 30 MMcf/d of gas and covers more than 4,000 square miles in Wyoming.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the Midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada, and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our primary suppliers of propane represented approximately 83% of our propane purchases in the nine months ended September 30, 2007. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

Our gross margin and segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin and segment gross margin in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Measures	2007	2006	2007	2006

Reconciliation of net income to gross margin:
Net income	$7.5	$14.3	$24.1	$46.3
Add:
Interest expense	8.1	2.9	16.5	8.1
Operating and maintenance expense	8.1	5.8	21.0	17.3
Depreciation and amortization expense	7.9	3.2	15.8	9.6
General and administrative expense	5.4	6.3	17.1	15.6
Non-controlling interest in income	0.3	—	0.3	—
Less:
Interest income	1.2	1.7	3.7	4.7
Earnings from equity method investments	10.8	8.2	23.6	24.0

Gross margin	$25.3	$22.6	$67.5	$68.2

Reconciliation of segment net income to segment gross margin:
Natural Gas Services segment:
Segment net income	$19.2	$23.1	$42.9	$61.5
Add:
Operating and maintenance expense	5.4	3.1	12.6	10.1
Depreciation and amortization expense	7.4	2.7	14.1	8.2
Non-controlling interest in income	0.3	—	0.3	—
Less: Earnings from equity method investments	10.3	8.2	22.6	23.9

Segment gross margin	$22.0	$20.7	$47.3	$55.9

Wholesale Propane Logistics segment:
Segment net (loss) income	$(0.9)	$(1.7)	$8.0	$2.0
Add:
Operating and maintenance expense	2.5	2.2	7.8	6.4
Depreciation and amortization expense	0.3	0.2	0.7	0.7

Segment gross margin	$1.9	$0.7	$16.5	$9.1

NGL Logistics segment:
Segment net income	$1.5	$0.4	$3.1	$1.8
Add:
Operating and maintenance expense	0.2	0.5	0.6	0.8
Depreciation and amortization expense	0.2	0.3	1.0	0.7
Less: Earnings from equity method investments	0.5	—	1.0	0.1

Segment gross margin	$1.4	$1.2	$3.7	$3.2

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

A substantial amount of our general and administrative expense is incurred through DCP Midstream, LLC. Our general and administrative expense was $5.4 million and $17.1 million, and $6.3 million and $15.6 million for the three and nine months ended September 30, 2007 and 2006, respectively. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The Omnibus Agreement: (1) states that the annual fee of $4.8 million for the initial assets under the agreement was fixed at such amount for 2006, which increased to $5.0 million for 2007; (2) effective November 2006, includes an additional annual fee of $2.0 million related to the acquisition of our wholesale propane logistics business from DCP Midstream, LLC; (3) effective May 2007, includes an additional annual fee of $0.2 million related to the Southern Oklahoma asset acquisition; (4) effective July 2007, includes an additional annual fee of $0.2 million related to the acquisition of our 40% limited liability company interest in Discovery from DCP Midstream, LLC; (5) effective August 2007, includes an additional annual fee of $0.6 million to account for additional services provided to us; and (6) effective August 2007, includes an additional annual fee of $1.6 million related to our acquisition of certain subsidiaries of MEG from DCP Midstream, LLC. All of the fees under the Omnibus Agreement are subject to adjustment annually for changes in the Consumer Price Index. We expect our total general and administrative expenses under the Omnibus Agreement to be $7.9 million for 2007.

We incurred approximately $3.3 million and $11.5 million, and $5.1 million and $12.0 million, of other general and administrative expense during the three and nine months ended September 30, 2007 and 2006, respectively, primarily relating to compensation and benefit expenses of the personnel who provide direct support to our operations. Also included are expenses associated with annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, due diligence and acquisition costs, costs associated with the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, and director compensation. These incremental expenses exclude $2.1 million and $5.6 million, and $1.2 million and $3.6 million, for the three and nine months ended September 30, 2007 and 2006, respectively, per the Omnibus Agreement, for other various general and administrative services.

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

We define distributable cash flow as net cash provided by operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” below for further definition of maintenance capital expenditures). In 2006, we also adjusted distributable cash flow for a post-closing reimbursement from DCP Midstream, LLC for maintenance capital expenditures. Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long term, our operating capacity or revenues. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing distributable cash flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable cash flow is used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Measures	2007	2006	2007	2006
Reconciliation of net income to EBITDA:
Net income	$7.5	$14.3	$24.1	$46.3
Interest income	(1.2)	(1.7)	(3.7)	(4.7)
Interest expense	8.1	2.9	16.5	8.1
Depreciation and amortization expense	7.9	3.2	15.8	9.6

EBITDA	$22.3	$18.7	$52.7	$59.3

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$26.3	$2.2	$66.1	$40.2
Interest income	(1.2)	(1.7)	(3.7)	(4.7)
Interest expense	8.1	2.9	16.5	8.1
Earnings from equity method investments, net of distributions	2.2	(0.2)	(3.5)	4.5
Net changes in operating assets and liabilities	(13.1)	15.1	(23.1)	9.4
Other, net	—	0.4	0.4	1.8

EBITDA	$22.3	$18.7	$52.7	$59.3

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2006 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2007 are the same as those described in our 2006 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006. The results of operations by segment are discussed in further detail following this consolidated overview discussion ($ in millions, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Natural Gas Services (a)	$118.6	$100.4	$306.3	$312.8
Wholesale Propane Logistics	66.7	60.8	293.7	271.3
NGL Logistics	3.3	1.6	6.9	4.2

Total operating revenues	188.6	162.8	606.9	588.3

Gross margin (b):
Natural Gas Services	22.0	20.7	47.3	55.9
Wholesale Propane Logistics	1.9	0.7	16.5	9.1
NGL Logistics	1.4	1.2	3.7	3.2

Total gross margin	25.3	22.6	67.5	68.2
Operating and maintenance expense	8.1	5.8	21.0	17.3
General and administrative expense	5.4	6.3	17.1	15.6
Earnings from equity method investments (c)	10.8	8.2	23.6	24.0
Non-controlling interest in income	0.3	—	0.3	—

EBITDA (d)	22.3	18.7	52.7	59.3
Depreciation and amortization expense	7.9	3.2	15.8	9.6
Interest income	1.2	1.7	3.7	4.7
Interest expense	8.1	2.9	16.5	8.1

Net income	$7.5	$14.3	$24.1	$46.3

Operating data:
Natural gas throughput (MMcf/d) (c)	770	666	735	659
NGL gross production (Bbls/d) (c)	22,570	19,119	21,083	19,292
Propane sales volume (Bbls/d)	13,014	12,428	21,539	20,642
NGL pipelines throughput (Bbls/d) (c)	30,837	25,682	28,890	24,525

(a)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap is for a total of approximately 1.9 million barrels through 2012, at $66.72 per barrel.

(b)	Gross margin consists of total operating revenues less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(c)	Includes 45% of the throughput volumes and earnings of Black Lake, 25% of the throughput volumes and earnings of East Texas and 40% of the throughput volumes and earnings of Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments, for all periods presented.

(d)	EBITDA consists of net income less interest income plus interest expense, and depreciation and amortization expense. Please read “How We Evaluate Our Operations” above.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $25.8 million, or 16%, to $188.6 million in 2007 from $162.8 million in 2006, primarily due to the following:

•

$22.1 million increase attributable primarily to an increase in natural gas, NGL and condensate sales volumes, including increases as a result of the Southern Oklahoma and MEG acquisitions, offset by a decrease in commodity prices for our Natural Gas Services segment;

•	$7.2 million increase attributable to higher propane sales volumes and prices for our Wholesale Propane Logistics segment;

•	$1.9 million increase in transportation and processing services revenue, primarily attributable to an increase in volumes in our Natural Gas Services segment; and

•	$1.5 million increase due to an increase in NGL throughput for our NGL Logistics segment; offset by

•	$6.9 million decrease related to commodity hedging and non-trading derivative activity.

Gross Margin — Gross margin increased $2.7 million, or 12%, to $25.3 million in 2007 from $22.6 million in 2006, primarily due to the following:

•

$1.3 million increase for our Natural Gas Services segment primarily due to an increase in natural gas, NGL and condensate sales volumes, mainly as a result of the Southern Oklahoma and MEG acquisitions, offset by decreases related to commodity hedging and non-trading derivative activity and lower contractual fees charged to customers;

•

$1.2 million increase for our Wholesale Propane Logistics segment due to higher sales volumes and higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments recognized in 2006, partially offset by a decrease related to non-trading derivative activity; and

•	$0.2 million increase for our NGL Logistics segment attributable to higher throughput volumes.

Operating and Maintenance Expense — Operating and maintenance expense increased $2.3 million, or 40%, to $8.1 million in 2007 from $5.8 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions, and higher labor and benefits and pipeline integrity costs in our Natural Gas Services segment, and operating and maintenance expense at the Midland terminal, which became operational in May 2007 in our Wholesale Propane Logistics segment, offset by lower pipeline integrity costs on our Seabreeze pipeline, and lower equipment rental costs in our NGL Logistics segment.

General and Administrative Expense — General and administrative expense decreased $0.9 million, or 14%, to $5.4 million in 2007 from $6.3 million in 2006, primarily as a result of higher costs in 2006 including due diligence, acquisition costs, and audit and legal fees, related to our acquisition of our wholesale propane logistics business.

Earnings from Equity Method Investments — Earnings from equity method investments increased $2.6 million, or 32%, to $10.8 million in 2007 from $8.2 million in 2006, due to increased equity earnings of $0.9 million from East Texas, increased equity earnings of $1.2 million from Discovery, and increased equity earnings of $0.5 million from Black Lake.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $0.3 million in 2007, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $4.7 million, to $7.9 million in 2007 from $3.2 million in 2006, primarily as a result of asset acquisitions.

Interest Expense — Interest expense increased $5.2 million, to $8.1 million in 2007 from $2.9 million in 2006, primarily as a result of the financing of the 2007 acquisitions.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $18.6 million, or 3%, to $606.9 million in 2007 from $588.3 million in 2006, primarily due to the following:

•	$23.9 million increase attributable to higher propane sales volumes and prices for our Wholesale Propane Logistics segment;

•

$9.0 million increase attributable primarily to an increase in natural gas, NGL and condensate sales volumes as a result of the Southern Oklahoma and MEG acquisitions, offset by a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation, as well as a decrease in commodity prices, in our Natural Gas Services segment;

•	$3.3 million increase in transportation and processing services revenue, primarily attributable to an increase in volumes in our Natural Gas Services segment; and

•	$2.1 million increase due to an increase in NGL sales volumes in our NGL Logistics segment; offset by

•	$19.7 million decrease related to commodity hedging and non-trading derivative activity.

Gross Margin — Gross margin decreased $0.7 million, or 1%, to $67.5 million in 2007 from $68.2 million in 2006, primarily due to the following:

•

$8.6 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity hedging and non-trading derivative activity, and a decrease in marketing margins from the decline in the differences in natural gas prices at various receipt and delivery points across our Pelico system, offset by higher NGL and condensate production as a result of the Southern Oklahoma and MEG acquisitions; offset by

•

$7.4 million increase primarily as a result of higher sales volumes, higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments recognized in 2006, partially offset by a decrease related to non-trading derivative activity for our Wholesale Propane Logistics segment; and

•	$0.5 million increase for our NGL Logistics segment primarily due to increased transportation revenue and volumes as a result of the addition of our Wilbreeze pipeline in December 2006.

Operating and Maintenance Expense — Operating and maintenance expense increased $3.7 million, or 21%, to $21.0 million in 2007 from $17.3 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions, and higher labor and benefits and pipeline integrity costs in our Natural Gas Services segment, higher operating and maintenance expense at the new Midland terminal, which became operational in May 2007, and higher labor and benefit costs in our Wholesale Propane Logistics segment, offset by lower pipeline integrity costs on our Seabreeze pipeline in our NGL Logistics segment.

General and Administrative Expense — General and administrative expense increased $1.5 million, or 10%, to $17.1 million in 2007 from $15.6 million in 2006, primarily as a result of increased due diligence and acquisition costs, audit and legal fees, and labor and benefit costs.

Earnings from Equity Method Investments — Earnings from equity method investments decreased $0.4 million, or 2%, to $23.6 million in 2007 from $24.0 million in 2006 due to decreased equity earnings of $1.5 million from East Texas, offset by increased equity earnings of $0.2 million from Discovery and $0.9 million from Black Lake.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $0.3 million in 2007, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $6.2 million, or 65%, to $15.8 million in 2007 from $9.6 million in 2006, primarily as a result of asset acquisitions.

Interest Expense — Interest expense increased $8.4 million, to $16.5 million in 2007 from $8.1 million in 2006, primarily as a result of the financing of the 2007 acquisitions.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system acquired in May 2007, a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007, and certain subsidiaries of MEG, acquired in August 2007 ($ in millions, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Sales of natural gas, NGLs and condensate	$116.3	$94.5	$306.0	$295.6
Transportation and processing services	7.3	5.9	19.6	17.2
Losses from non-trading derivative activity (a)	(5.0)	—	(19.3)	—

Total operating revenues	118.6	100.4	306.3	312.8
Purchases of natural gas and NGLs	96.6	79.7	259.0	256.9

Segment gross margin (b)	22.0	20.7	47.3	55.9
Operating and maintenance expense	5.4	3.1	12.6	10.1
Earnings from equity method investments (c)	10.3	8.2	22.6	23.9
Depreciation and amortization expense	7.4	2.7	14.1	8.2
Non-controlling interest in income	0.3	—	0.3	—

Segment net income	$19.2	$23.1	$42.9	$61.5

Operating data:
Natural gas throughput (MMcf/d) (c)	770	666	735	659
NGL gross production (Bbls/d) (c)	22,570	19,119	21,083	19,292

(a)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap is for a total of approximately 1.9 million barrels through 2012, at $66.72 per barrel.

(b)	Segment gross margin consists of total operating revenues less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(c)	Includes 25% of the throughput volumes and earnings of East Texas and 40% of the throughput volumes and earnings of Discovery, and the amortization of the net difference between the carrying amount of Discovery and the underlying equity of Discovery, for all periods presented.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $18.2 million, or 18%, to $118.6 million in 2007 from $100.4 million in 2006, primarily due to the following:

•	$25.2 million increase primarily attributable to higher natural gas, NGL and condensate sales volumes, primarily as a result of the Southern Oklahoma and MEG acquisitions; and

•	$1.4 million increase in transportation and processing services revenue primarily as a result of the Southern Oklahoma and MEG acquisitions; offset by

•	$5.3 million decrease related to commodity hedging and non-trading derivative activity; and

•	$3.1 million decrease attributable to a decrease in commodity prices.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $16.9 million, or 21%, to $96.6 million in 2007 from $79.7 million in 2006, primarily due to increased natural gas purchase volumes, primarily as a result of the Southern Oklahoma and MEG acquisitions, offset by lower costs of raw natural gas supply, driven by lower commodity prices.

Segment Gross Margin — Segment gross margin increased $1.3 million, or 6%, to $22.0 million in 2007 from $20.7 million in 2006, primarily as a result of the following:

•	$6.8 million increase primarily attributable to an increase in natural gas, NGL and condensate sales volumes, mainly as a result of the Southern Oklahoma and MEG acquisitions; offset by

•	$5.3 million decrease related to commodity hedging and non-trading derivative activity; and

•	$0.2 million decrease primarily attributable to lower contractual fees charged to customers.

Operating and Maintenance Expense — Operating and maintenance expense increased $2.3 million, or 74%, to $5.4 million in 2007 from $3.1 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions, and higher labor and benefits and pipeline integrity costs.

NGL production during 2007 increased 3,451 Bbls/d, or 18%, to 22,570 Bbls/d from 19,119 Bbls/d in 2006, and natural gas transported and/or processed during 2007 increased 104 MMcf/d, or 16%, to 770 MMcf/d from 666 MMcf/d in 2006. These increases were due primarily to an increase in volumes from Discovery, as well as an increase in volumes from the Southern Oklahoma and MEG acquisitions.

Earnings from Equity Method Investments — Earnings from equity method investments increased $2.1 million, or 26%, to $10.3 million in 2007 from $8.2 million in 2006, due to an increase in equity earnings of $1.2 million from Discovery and an increase in equity earnings of $0.9 million from East Texas. Increased equity earnings were primarily the result of the following variances, each representing 100% of the earnings drivers for East Texas and Discovery:

•

Increased equity earnings from East Texas were the result of an increase in East Texas’ net income of $3.7 million, or 32%, due primarily to a $5.8 million increase as a result of higher commodity prices, and a decrease in operating and general and administrative expenses of $0.3 million, offset by a $1.5 million decrease due to a decline in natural gas volumes and a $0.9 million decrease due to decreased fee-based revenue.

•

Increased equity earnings from Discovery were the result of an increase in Discovery’s net income of $3.0 million, or 30%, due primarily to $6.9 million higher NGL margins due to higher NGL sales volumes, partially offset by $1.6 million lower fee-based gathering, processing and fractionation revenues, $0.6 million lower transportation revenues and $1.9 million higher operating and maintenance expense.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $4.7 million, to $7.4 million in 2007 from $2.7 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $0.3 million in 2007, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues decreased $6.5 million, or 2%, to $306.3 million in 2007 from $312.8 million in 2006, primarily due to the following:

•	$17.9 million decrease related to commodity hedging and non-trading derivative activity; and

•	$10.5 million decrease attributable to a decrease in commodity prices; offset by

•

$19.5 million increase attributable to an increase in natural gas, NGL and condensate sales volumes, primarily as a result of the Southern Oklahoma and MEG asset acquisitions, partially offset by a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation; and

•	$2.4 million increase in transportation and processing services revenue primarily attributable to an increase in natural gas throughput.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $2.1 million, or 1%, to $259.0 million in 2007 from $256.9 million in 2006, primarily due to increased natural gas purchase volumes primarily as a result of the Southern Oklahoma and MEG asset acquisitions, offset by lower natural gas prices and decreased natural gas purchase volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico purchases from a gross presentation to a net presentation.

Segment Gross Margin — Segment gross margin decreased $8.6 million, or 15%, to $47.3 million in 2007 from $55.9 million in 2006, primarily as a result of the following:

•	$17.9 million decrease related to commodity hedging and non-trading derivative activity;

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

•	$0.9 million decrease primarily attributable to lower natural gas prices, partially offset by favorable frac spreads. The favorable frac spreads may not continue in the future; offset by

•

$12.4 million increase primarily attributable to an increase in NGL and condensate production, partially as a result of the Southern Oklahoma asset acquisition, and an increase in natural gas throughput volumes; and

•	$0.3 million increase primarily attributable to higher contractual fees charged to customers.

Operating and Maintenance Expense — Operating and maintenance expense increased $2.5 million, or 25%, to $12.6 million in 2007 from $10.1 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions, and higher labor and benefits and pipeline integrity costs.

NGL production during 2007 increased 1,791 Bbls/d, or 9%, to 21,083 Bbls/d from 19,292 Bbls/d in 2006, and natural gas transported and/or processed during 2007 increased 76 MMcf/d, or 12%, to 735 MMcf/d from 659 MMcf/d in 2006. These increases were due primarily to increased volumes from Discovery, as well as an increase in volumes from the Southern Oklahoma and MEG acquisitions.

Earnings from Equity Method Investments — Earnings from equity method investments decreased $1.3 million, or 5%, to $22.6 million in 2007 from $23.9 million in 2006, due to a decrease in equity earnings of $1.5 million from East Texas, offset by an increase in equity earnings of $0.2 million from Discovery. Decreased equity earnings were primarily the result of the following variances, each representing 100% of the earnings drivers for East Texas and Discovery:

•

Decreased equity earnings from East Texas were the result of a decrease in East Texas’s net income of $5.9 million, or 15%, due primarily to a $3.6 million decrease due to a decline in natural gas volumes, a $3.7 million decrease due to decreased fee-based revenue, and an increase in operating and maintenance expenses of $2.3 million, primarily due to increased contract services, materials and supplies, and labor an benefits, and increased general and administrative expenses of $2.1 million, primarily due to higher allocated costs from DCP Midstream, LLC, offset by a $5.8 million increase as a result of higher commodity prices.

•

Increased equity earnings from Discovery were the result of an increase in Discovery’s net income of $0.7 million, or 3%, due primarily to $20.9 million higher NGL margins on higher NGL sales volumes largely offset by $11.2 million lower fee-based transportation, gathering, processing and fractionation revenues from the absences of the 2006 Tennessee Gas Pipeline, or TGP, and Texas Eastern Transmission Company, or TETCO, open season agreements and $7.3 million higher operating and maintenance expense and $1.3 million higher other expense. The open seasons provided outlets for natural gas that was stranded following damage to third-party facilities during hurricanes Katrina and Rita. TGP’s open season contract came to an end in early 2006.

Depreciation and Amortization Expense — Depreciation and amortization expense increased $5.9 million, to $14.1 million in 2007 from $8.2 million in 2006, primarily as a result of the Southern Oklahoma and MEG acquisitions.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $0.3 million in 2007, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, comprised of six owned rail terminals, one leased marine terminal, one pipeline terminal, and access to several open access pipeline terminals ($ in millions, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Sales of propane	$67.5	$60.3	$295.2	$271.3
Transportation and processing services	0.3	—	0.3	—
(Losses) gains from non-trading derivative activity	(1.1)	0.5	(1.8)	—

Total operating revenues	66.7	60.8	293.7	271.3
Purchases of propane	64.8	60.1	277.2	262.2

Segment gross margin (a)	1.9	0.7	16.5	9.1
Operating and maintenance expense	2.5	2.2	7.8	6.4
Depreciation and amortization expense	0.3	0.2	0.7	0.7

Segment net (loss) income	$(0.9)	$(1.7)	$8.0	$2.0

Operating data:
Propane sales volume (Bbls/d)	13,014	12,428	21,539	20,642

(a)	Segment gross margin consists of total operating revenues less purchases of propane. Please read “How We Evaluate Our Operations” above.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $5.9 million, or 10%, to $66.7 million in 2007 from $60.8 million in 2006, primarily due to the following:

•	$4.4 million increase attributable to higher propane prices;

•

$2.8 million increase attributable to higher propane sales volumes as a result of milder weather in the northeastern United States in 2006 and the completion of the new Midland terminal in May 2007; and

•	$0.3 million increase in transportation and processing services; offset by

•	$1.6 million decrease related to non-trading derivative activity.

Purchases of Propane — Purchases of propane increased $4.7 million, or 8%, to $64.8 million in 2007 from $60.1 million 2006, primarily due to increased purchased volumes and prices, primarily due to milder weather in the northeastern United States in 2006, as well as increased purchased volumes due to the completion of the new Midland terminal in May 2007.

Segment Gross Margin — Segment gross margin increased $1.2 million, to $1.9 million in 2007 from $0.7 million in 2006, primarily as a result of higher sales volumes and higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments recognized in 2006, partially offset by a decrease related to non-trading derivative activity.

Operating and Maintenance Expense — Operating and maintenance expense increased $0.3 million, or 14%, to $2.5 million in 2007 from $2.2 million in 2006, primarily due to operating and maintenance expense at the Midland terminal, which became operational in May 2007.

Propane sales increased 586 Bbls/d, or 5%, to 13,014 Bbls/d in 2007 from 12,428 Bbls/d in 2006, due primarily to milder weather in the northeastern United States in 2006.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $22.4 million, or 8%, to $293.7 million in 2007 from $271.3 million in 2006, primarily due to the following:

•	$13.2 million increase attributable to higher propane sales volumes as a result of milder weather in the northeastern United States in 2006 and the completion of the new Midland terminal in May 2007;

•	$10.7 million increase attributable to higher propane prices; and

•	$0.3 million increase in transportation and processing services; offset by

•	$1.8 million decrease related to non-trading derivative activity.

Purchases of Propane — Purchases of propane increased $15.0 million, or 6%, to $277.2 million in 2007 from $262.2 million in 2006, primarily due to increased purchased volumes and prices, primarily due to milder weather in the northeastern United States in 2006, and the completion of the new Midland terminal in May 2007, offset by non-cash lower of cost or market inventory adjustments recognized in 2006.

Segment Gross Margin — Segment gross margin increased $7.4 million, or 81%, to $16.5 million in 2007 from $9.1 million in 2006, primarily as a result of higher sales volumes, higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, and non-cash lower of cost or market inventory adjustments recognized in 2006, partially offset by a decrease related to non-trading derivative activity.

Operating and Maintenance Expense — Operating and maintenance expense increased $1.4 million, or 22%, to $7.8 million in 2007 from $6.4 million in 2006, primarily as a result of higher operating and maintenance expense at the new Midland terminal, which became operational in May 2007, and higher labor and benefit costs.

Propane sales increased 897 Bbls/d, or 4%, to 21,539 Bbls/d in 2007 from 20,642 Bbls/d in 2006, due primarily to milder weather in the northeastern United States in 2006 and the completion of the Midland terminal in May 2007.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake ($ in millions, except operating data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Sales of NGLs	$2.0	$0.5	$3.1	$1.0
Transportation and processing services	1.3	1.1	3.8	3.2

Total operating revenues	3.3	1.6	6.9	4.2
Purchases of NGLs	1.9	0.4	3.2	1.0

Segment gross margin (a)	1.4	1.2	3.7	3.2
Operating and maintenance expense	0.2	0.5	0.6	0.8
Earnings from equity method investment (b)	0.5	—	1.0	0.1
Depreciation and amortization expense	0.2	0.3	1.0	0.7

Segment net income	$1.5	$0.4	$3.1	$1.8

Operating data:
NGL pipelines throughput (Bbls/d) (b)	30,837	25,682	28,890	24,525

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “How We Evaluate Our Operations” above.

(b)	Includes 45% of the throughput volumes and earnings of Black Lake and the amortization of the net difference between the carrying amount of Black Lake and the underlying equity of Black Lake, for all periods presented.

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $1.7 million, to $3.3 million in 2007 from $1.6 million in 2006, primarily due to an increase in volumes.

Overall, our NGL pipelines experienced an increase in throughput volumes during 2007 as compared to 2006, primarily as a result of the addition of our Wilbreeze pipeline in December 2006.

Purchases of NGLs — Purchases of NGLs increased $1.5 million, to $1.9 million in 2007 from $0.4 million in 2006, primarily due to an increase in volumes.

Segment Gross Margin — Segment gross margin remained relatively constant in 2007 and 2006, but was impacted by higher throughput volumes in 2007.

Operating and Maintenance Expense — Operating and maintenance expense decreased $0.3 million to $0.2 million in 2007 from $0.5 million in 2006, primarily due to lower pipeline integrity repairs on our Seabreeze pipeline, and lower equipment rental costs.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $0.5 million in 2007 from $0 in 2006. This increase was as a result of higher Black Lake transport volumes.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

Total Operating Revenues — Total operating revenues increased $2.7 million, or 64%, to $6.9 million in 2007 from $4.2 million in 2006, primarily due to an increase in volumes.

Overall, our NGL pipelines experienced an increase in throughput volumes during 2007 as compared to 2006, primarily as a result of the addition of our Wilbreeze pipeline in December 2006.

Purchases of NGLs — Purchases of NGLs increased $2.2 million to $3.2 million in 2007 from $1.0 million 2006, primarily due to an increase in volumes.

Segment Gross Margin — Segment gross margin increased $0.5 million, or 16%, to $3.7 million in 2007 from $3.2 million in 2006, primarily due to increased transportation revenue and volumes as a result of the addition of our Wilbreeze pipeline in December 2006.

Operating and Maintenance Expense — Operating and maintenance expense decreased $0.2 million, to $0.6 million in 2007 from $0.8 million in 2006, primarily due to lower pipeline integrity costs on our Seabreeze pipeline.

Earnings from Equity Method Investments — Earnings from equity method investments increased to $1.0 million in 2007 from $0.1 million in 2006. This increase was as a result of higher Black Lake transport volumes and reduced operating expenses.

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

The counterparties to each of our swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined “collateral threshold.” The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds. As of November 8, 2007, we have posted collateral with certain counterparties of approximately $9.0 million. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. As the swap contracts settle and the notional volume outstanding decreases, a higher forward curve price is required to reach the collateral threshold. Predetermined collateral thresholds for hedges guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade. DCP Midstream, LLC has provided guarantees to support certain natural gas, NGL and condensate hedging contracts through 2010 that were executed prior to our initial public offering.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with our gathering and processing arrangements through 2013 with natural gas and crude oil swaps. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Hedging Strategies” in our 2006 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

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

We had working capital of $34.0 million and $33.1 million as of September 30, 2007 and December 31, 2006, respectively. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Net cash provided by or used in operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 were as follows ($ in millions):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$66.1	$40.2
Net cash used in investing activities	$(499.1)	$(28.8)
Net cash provided by (used in) financing activities	$446.4	$(38.5)

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

We received cash distributions from equity method investments of $27.1 million and $19.5 million, during the nine months ended September 30, 2007 and 2006, respectively. Distributions exceeded earnings by $3.5 million for the nine months ended September 30, 2007. Earnings exceeded distributions by $4.5 million for the nine months ended September 30, 2006.

Net Cash Used in Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2007, was primarily used for: (1) acquisition of the MEG subsidiaries of $142.0 million; (2) asset acquisitions of $191.3 million; (3) capital expenditures of $11.6 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; and (4) investments in Discovery of $3.9 million and East Texas of $0.4 million; which were partially offset by (5) net sales of available-for-sale securities of $3.3 million. Net cash used in investing activities during the nine months ended September 30, 2006 was primarily used for capital expenditures, investments in Discovery and net purchases of available-for-sale securities.

Net Cash Provided by (Used in) Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2007, was comprised of borrowings of $569.0 million and the issuance of common units for $228.5 million, net of offering costs, offset by repayment of debt of $207.0 million, the excess of purchase price over the acquired assets attributable to a payment related to our acquisition of our wholesale propane logistics business of $9.9 million, distributions to our unitholders of $28.8 million, and net change in advances from DCP Midstream, LLC of $14.6 million. Net cash used in financing activities during the nine months ended September 30, 2006 was primarily comprised of repayments of debt, changes in parent advances and distributions to our unitholders.

During the third quarter of 2007, we acquired Discovery, East Texas and the Swap from DCP Midstream, LLC for an initial cash outlay of approximately $243.7 million. The historical value of the assets acquired of approximately $153.3 million is reflected in “net cash used in investing activities.” The remaining $90.4 million is reflected in “net cash provided by (used in) financing activities.”

We expect to continue to use cash in financing activities for the payment of distributions to our unitholders and general partner. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. In our Natural Gas Services segment, a significant portion of the cost of constructing new gathering lines to connect to our gathering system is generally paid for by the natural gas producer. Our expansion capital expenditures in this segment may include constructing new gathering lines and compression facilities to connect new wells to our Southern Oklahoma, Colorado and Wyoming systems. In our Wholesale Propane Logistics and NGL Logistics segments, our capital expenditures may include the construction of new propane terminals and NGL pipelines that may expand our distribution and transportation capabilities.

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

We have budgeted maintenance capital expenditures of $2.7 million and expansion capital expenditures of $7.2 million for the year ending December 31, 2007. During the nine months ended September 30, 2007, our capital expenditures totaled $11.6 million, including maintenance capital expenditures of $1.9 million and expansion capital expenditures of $9.7 million. We have an agreement with certain producers whereby these producers will reimburse us for certain capital projects completed by us. During the nine months ended September 30, 2007, the changes in receivables and collections of maintenance capital expenditures, from DCP Midstream, LLC and producers, were approximately $0.2 million. As a result, our total maintenance capital expenditures net of reimbursements were approximately $1.7 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, our capital expenditures totaled $18.4 million, including maintenance capital expenditures of $2.1 million and expansion capital expenditures of $16.3 million.

Maintenance capital expenditures in 2007 were lower than 2006 as a result of a higher number of well connects in the first nine months of 2006 versus 2007. Annual expansion capital and acquisition expenditures in 2007 are expected to increase as a result of the acquisitions detailed above in “Recent Events.” These anticipated increases in capital expenditures in 2007 will be offset by decreases as a result of the completion of Wilbreeze in December 2006, an NGL pipeline, for which expansion capital expenditures were approximately $11.8 million in 2006, and the completion of a substantial portion of our new Midland propane terminal in 2006, for which expansion capital expenditures were approximately $9.2 million in 2006. We expect to fund future capital expenditures with restricted investments, funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all cash and cash equivalents on hand at the end of the quarter, less certain reserves as identified in the partnership agreement, to unitholders of record on the applicable record date. We made cash distributions to our unitholders of $28.8 million during the nine months ended September 30, 2007, as compared to $14.7 million for the same period in 2006. The distributions paid during 2006 included the pro rata portion of our Minimum Quarterly Distribution of $0.35 per unit for the period December 7, 2005, the closing of our initial public offering, through December 31, 2005. We intend to make quarterly distribution payments to our unitholders to the extent we have sufficient cash from operations after the establishment of reserves.

Description of Amended Credit Agreement — On June 21, 2007, we entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which amended our existing Credit Agreement. This new 5-year Amended Credit Agreement consists of a $600.0 million revolving credit facility and a $250.0 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms or conditions of the Credit Agreement. On June 21, 2007, we borrowed $259.0 million from our revolving credit facility under the Amended Credit Agreement to replace existing borrowings under the existing Credit Agreement, of which $10.0 million was repaid in June 2007. In July 2007 we borrowed $246.0 million from our revolving credit facility to finance the acquisition of our interests in East Texas and Discovery. In August 2007 we borrowed $100.0 million from our term loan facility and $35.0 million from our revolving credit facility to finance the MEG acquisition and for general corporate purposes. As of September 30, 2007, the outstanding balance on the revolving credit facility was $530.0 million and the outstanding balance on the term loan facility was $100.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. When outstanding, any portion of the term loan balance may be repaid at any time, and we may then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At both September 30, 2007 and December 31, 2006 there were outstanding letters of credit of $0.2 million.

We have the option of increasing the size of the revolving credit facility to $1.0 billion with the consent of the issuing lenders.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. As of September 30, 2007, the weighted-average interest rate on our revolving credit facility was 5.74% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the federal funds rate plus 0.50%. As of September 30, 2007, the interest rate on our term loan facility was 5.23%.

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

We used borrowings on the Bridge Loan of $88.0 million to partially fund the Southern Oklahoma asset acquisition. The remaining $12.0 million available for borrowing on the Bridge Loan was not utilized. We used a portion of the net proceeds of the private placement to extinguish the $88.0 million outstanding on the Bridge Loan in June 2007.

Total Contractual Cash Obligations and Off-Balance Sheet Arrangements

A summary of our total contractual cash obligations as of September 30, 2007, is as follows ($ in millions):

	Payments Due by Period
	Total	Remainder of 2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt (a)	$705.8	$4.5	$36.2	$29.4	$635.7
Operating lease obligations	41.3	3.0	15.7	11.5	11.1
Purchase obligations (b)	0.1	0.1	—	—	—
Other long-term liabilities (c)	3.0	0.1	—	—	2.9

Total	$750.2	$7.7	$51.9	$40.9	$649.7

(a)	Includes interest payments on long-term debt that has been hedged, because the interest rate is determinable. Interest payments on long-term debt, which has not been hedged, are not included as they are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized on the condensed consolidated balance sheet. Purchase obligations also exclude current and long-term unrealized losses on non-trading derivative and hedging instruments included on the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities. In addition, many of our gas purchase contracts include short- and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)	Other long-term liabilities include $2.9 million of asset retirement obligations and $0.1 million of environmental reserves recognized on the September 30, 2007 condensed consolidated balance sheet.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. On August 1, 2007, we entered into interest rate swap agreements, which commenced on September 21, 2007, expire on June 21, 2012 and re-price prospectively approximately every 90 days, to mitigate the variable interest rate on $200.0 million of the indebtedness outstanding under our revolving credit facility. During 2006, we entered into interest rate swap agreements to mitigate the variable interest rate on $125.0 million of the indebtedness outstanding under our revolving credit facility. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At September 30, 2007, the effective weighted-average interest rate on our $530 million of outstanding revolver debt was 5.53%, taking into account the $325 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $305.0 million as of September 30, 2007, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $1.5 million annualized increase or decrease in interest expense.

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

As of September 30, 2007, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk through 2013 with natural gas and crude oil non-trading derivatives. In addition to our previously existing non-trading derivative positions, in the second quarter of 2007 we entered into the following non-trading derivative positions.

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

In July 2007, we acquired the Swap, a financial derivative, entered into by DCP Midstream, LLC, to mitigate a portion of the commodity price exposure associated with the acquisition on July 1, 2007 of a 25% limited liability company interest in East Texas and a 40% limited liability company interest in Discovery. This contract consists of crude oil swaps at $66.72/Bbl for 1,100 Bbls/d through 2007, 1,000 Bbls/d through 2008, 925 Bbls/d through 2009, 900 Bbls/d through 2010, 875 Bbls/d through 2011 and 850 Bbls/d through 2012.

In August 2007, in conjunction with our acquisition of certain MEG subsidiaries we acquired a series of financial derivatives to mitigate a portion of the commodity price exposure associated with our Powder River Basin assets. These derivatives consist of natural gas swap contracts for 3,460 MMBtu/d through December 2007 and 3,320 MMBtu/d through June 2008, at an average price of $6.85 per MMBtu, and NGL swap contracts for 14,620 gallons per day through December 2007 and 14,310 gallons per day through June 2008, at an average price of $0.97 per gallon.

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

	Per Unit Increase	Unit of Measurement	Estimated Mark-to-Market Impact (Decrease in Net Income)
Natural gas prices	$1.00	MMBtu	$7.2
NGL prices	$0.10	Gallon	$0.4
Crude oil prices	$5.00	Barrel	$20.5

These sensitivities include the effect of all non-cash gains and losses from the mark-to-market on non-trading derivative activities.

We estimate the following annualized sensitivities, excluding any impact from the mark-to-market on our commodity derivatives, due to the impact of market fluctuations in 2008:

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income
Natural gas prices	$1.00	MMBtu	$0.7
NGL prices	$0.10	Gallon	$3.0
Crude oil prices	$5.00	Barrel	$0.2

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

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the correlation of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required for this item is provided in Note 14, “Commitments and Contingent Liabilities,” included in the Notes to Condensed Consolidated Financial Statements included under Part I. “Item 1. Financial Statements,” which information is incorporated by reference into this item.

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

The following is a new or modified risk factor that should be read in conjunction with the risk factors disclosed in our 2006 Form 10-K:

We have partial ownership interests in a number of joint venture legal entities, including Discovery, East Texas and Black Lake, which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to you.

Our inability to control the operations and management of joint venture legal entities that we have a partial ownership interest in may mean that we will not receive the amount of cash we expect to be distributed to us. In addition, for entities where we have a minority ownership interest, we will be unable to control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund. Specifically,

•

We have limited ability to influence decisions with respect to the operations of these entities and their subsidiaries, including decisions with respect to incurrence of expenses and distributions to us;

•	These entities may establish reserves for working capital, capital projects, environmental matters and legal proceedings which would otherwise reduce cash available for distribution to us;

•	These entities may incur additional indebtedness, and principal and interest made on such indebtedness may reduce cash otherwise available for distribution to us; and

•

These entities may require us to make additional capital contributions to fund working capital and capital expenditures, our funding of which could reduce the amount of cash otherwise available for distribution.

All of these things could significantly and adversely impact our ability to distribute cash to you.

Discovery’s interstate tariff rates are subject to review and possible adjustment by federal regulators, which could have a material adverse effect on our business and operating results. Moreover, because Discovery is a non-corporate entity, it may be disadvantaged in calculating its cost-of-service for rate-making purposes.

The FERC, pursuant to the Natural Gas Act, regulates many aspects of Discovery’s interstate pipeline transportation service, including the rates that Discovery is permitted to charge for such service. Under the Natural Gas Act, interstate transportation rates must be just and reasonable and not unduly discriminatory. If the FERC fails to permit tariff rate increases requested by Discovery, or if the FERC lowers the tariff rates Discovery is permitted to charge its customers, on its own initiative, or as a result of challenges raised by Discovery’s customers or third parties, Discovery’s tariff rates may be insufficient to recover the full cost of providing interstate transportation service. The FERC could require refund by Discovery of certain amounts exceeding those rates determined by FERC to be lawful. An adverse decision by the FERC in approving Discovery’s regulated rates could adversely affect our cash flows. Although the FERC generally does not regulate the natural gas gathering operations of Discovery under the Natural Gas Act, federal regulation influences the parties that gather natural gas on the Discovery gas gathering system.

Discovery’s maximum regulated rate for mainline transportation is scheduled to decrease in 2008. At that time, Discovery may be required to reduce its mainline transportation rate on all of its contracts that have rates above the new maximum rate. This could reduce the revenues generated by Discovery. Discovery may elect to file a rate case with the FERC seeking to alter this scheduled maximum rate reduction. However, if filed, a rate case may not be successful in preventing all or part of the rate reduction. If Discovery makes such a filing, it is possible that other aspects of Discovery’s cost-of-service and rate design could be reviewed, which could result in additional reductions to its regulated rates.

Under current policy, the FERC permits pipelines to include, in the cost-of-service used as the basis for calculating the pipeline’s regulated rates, a tax allowance reflecting the actual or potential income tax liability on public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. In a future rate case, Discovery may be required to demonstrate the extent to which inclusion of an income tax allowance in Discovery’s cost-of-service is permitted under the current income tax allowance policy.

If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.

Our current assets include a 25% interest in East Texas, a 40% interest in Discovery, a 45% interest in Black Lake and investments in certain commercial paper and other high grade debt securities, some or all of which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the Commission or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events would adversely affect the price of our common units and could have a material adverse effect on our business.

Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes. As a result, we would pay federal income tax on our taxable income at the corporate tax rate, distributions to you would generally be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as an investment company would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. For a discussion of the federal income tax implications if we were treated as a corporation in any taxable year, please read “Material Tax Consequences — Partnership Status.”

Additionally, as a result of our desire to avoid having to register as an investment company under the Investment Company Act, we may have to forego potential future acquisitions of interests in companies that may be deemed to be investment securities within the meaning of the Investment Company Act or dispose of our current interests in East Texas, Discovery or Black Lake.

Unitholders may be subject to state and local taxes and return filing requirements. We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

In addition to federal income taxes, the unitholder may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. The unitholder may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in the states of Colorado, Wyoming, Oklahoma, Louisiana, Texas, Arkansas, Pennsylvania, New York, Vermont, Massachusetts, Rhode Island, Maine, Connecticut, Indiana, Kentucky, Maryland, New Hampshire, Ohio, Virginia, West Virginia and Tennessee. Each of these states, other than Texas, currently imposes a personal income tax as well as an income tax on corporations and other entities. Texas imposes a franchise tax (which is based in part on net income) on corporations and limited liability companies. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in the common units. We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Please read “Material Tax Consequences — Disposition of Common Units — Allocations Between Transferors and Transferees.”

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Vinson & Elkins L.L.P. has not rendered an opinion regarding the treatment of a unitholder where common units are loaned to a short seller to cover a short sale of common units; therefore, unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not reside as a result of investing in our units.

In addition to federal income taxes, the unitholder may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if you do not live in any of those jurisdictions. The unitholder may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in the states of Colorado, Wyoming, Oklahoma, Louisiana, Texas, Arkansas, Pennsylvania, New York, Vermont, Massachusetts, Rhode Island, Maine, Connecticut, Indiana, Kentucky, Maryland, New Hampshire, Ohio, Virginia, West Virginia and Tennessee. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in the common units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, we purchased 4,000 common units on the open market to be used for director compensation pursuant to the DCP Midstream Partners, LP Long-Term Incentive Plan. Such units were held as treasury units until August 2007 when such units were distributed to DCP Midstream, GP, LP for director compensation purposes.

In June 2007, we entered into a private placement agreement with a group of institutional investors for $130.0 million, representing 3,005,780 common limited partner units at a price of $43.25 per unit, and received proceeds of $128.5 million, net of offering costs. In connection with this private placement agreement, we entered into a registration rights agreement with institutional investors that requires us to register the units by the earlier of within 120 days of the close of the private placement or when a registration statement is filed to register the units issued in connection with the MEG acquisition, and we have met the requirement to file a registration statement with the Securities and Exchange Commission. In addition the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 210 days of the closing of the private placement, or we will be liable to the institutional investors for liquidated damages of 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for the first 60 days following the 210th day, increasing by an additional 0.25% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price times the number of registrable securities held by the institutional investors per 30-day period.

In August 2007, we sold 2,380,952 common units in a private placement, pursuant to a common unit purchase agreement with private owners of Momentum Energy Group, Inc. or affiliates of such owners, at $42.00 per unit, or approximately $100 million in the aggregate. In connection with this common unit purchase agreement, we have a registration rights agreement that requires us to register the units within 90 days of the close of the private placement, and have met the requirement to file a registration statement with the Securities and Exchange Commission. In addition, the registration rights agreement requires us to use our commercially reasonable efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If the registration statement covering the common units is not declared effective by the SEC within 180 days of the closing of the private placement, then we will be liable to the purchasers for liquidated damages of 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for the first 60 days following the 180th day, increasing by an additional 0.25% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period for each subsequent 60 days, up to a maximum of 1.00% of the product of the purchase price and the number of registrable securities held by the purchasers per 30-day period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 9, 2007.

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