Form 10-Q
period 2008-06-30
DCP Midstream Partners, LP
filed 2008-08-08
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, there were outstanding 24,661,754 common limited partner units and 3,571,429 subordinated units.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$12.3	$24.5
Short-term investments	1.1	1.3
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.5 million and $1.2 million, respectively	56.0	81.7
Affiliates	77.0	52.1
Inventories	39.3	37.3
Unrealized gains on derivative instruments	1.4	3.1
Other	39.2	18.5

Total current assets	226.3	218.5
Restricted investments	221.1	100.5
Property, plant and equipment, net	498.8	500.7
Goodwill	82.1	80.2
Intangible assets, net	28.8	29.7
Equity method investments	184.7	187.2
Unrealized gains on derivative instruments	2.8	2.7
Other long-term assets	1.1	1.2

Total assets	$1,245.7	$1,120.7

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$94.6	$110.2
Affiliates	37.4	55.6
Unrealized losses on derivative instruments	78.5	30.9
Accrued interest payable	0.8	1.6
Other	16.9	21.3

Total current liabilities	228.2	219.6
Long-term debt	660.0	630.0
Unrealized losses on derivative instruments	218.1	70.0
Other long-term liabilities	8.9	5.8

Total liabilities	1,115.2	925.4

Non-controlling interests	27.6	26.9
Commitments and contingent liabilities
Partners’ equity:
Common unitholders (24,661,754 and 16,840,326 units issued and outstanding, respectively)	210.2	308.8
Subordinated unitholders (3,571,429 and 7,142,857 convertible units issued and outstanding, respectively)	(85.9)	(120.1)
General partner interest	(8.1)	(5.4)
Accumulated other comprehensive loss	(13.3)	(14.9)

Total partners’ equity	102.9	168.4

Total liabilities and partners’ equity	$1,245.7	$1,120.7

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$162.0	$123.6	$413.8	$301.9
Sales of natural gas, propane, NGLs and condensate to affiliates	156.5	62.0	267.4	116.6
Transportation, processing and other	2.8	3.6	8.6	6.9
Transportation, processing and other to affiliates	11.2	3.9	17.5	7.9
Losses from commodity derivative activity, net	(184.8)	(11.6)	(222.6)	(14.5)
Losses from commodity derivative activity, net — affiliates	(1.8)	(0.4)	(1.1)	(0.5)

Total operating revenues	145.9	181.1	483.6	418.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	238.9	129.5	486.8	292.6
Purchases of natural gas, propane and NGLs from affiliates	48.9	35.7	130.7	83.5
Operating and maintenance expense	11.0	6.3	21.6	12.9
Depreciation and amortization expense	9.0	4.5	17.5	7.9
General and administrative expense	2.4	4.5	5.0	7.0
General and administrative expense — affiliates	2.9	2.4	5.8	4.7
Other	(1.5)	—	(1.5)	—

Total operating costs and expenses	311.6	182.9	665.9	408.6

Operating (loss) income	(165.7)	(1.8)	(182.3)	9.7
Interest income	1.8	0.8	3.4	2.5
Interest expense	(7.9)	(4.6)	(16.0)	(8.4)
Earnings from equity method investments	13.4	6.4	30.6	12.8
Non-controlling interest in income	(0.9)	—	(1.5)	—

Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6
Less:
Net income attributable to predecessor operations	—	(0.3)	—	(3.6)
General partner interest in net income	(0.5)	(0.3)	(2.2)	(0.6)

Net (loss) income allocable to limited partners	$(159.8)	$0.2	$(168.0)	$12.4

Net (loss) income per limited partner unit — basic and diluted	$(5.66)	$0.01	$(6.33)	$0.60

Weighted-average limited partner units outstanding — basic and diluted	28.2	18.0	26.6	17.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6

Other comprehensive income (loss):
Reclassification of cash flow hedges into earnings	2.3	(0.7)	2.7	(2.1)
Net unrealized gains (losses) on cash flow hedges	12.6	(0.4)	(1.1)	(5.7)

Total other comprehensive income (loss)	14.9	(1.1)	1.6	(7.8)

Total comprehensive (loss) income	$(144.4)	$(0.3)	$(164.2)	$8.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Millions)
OPERATING ACTIVITIES:
Net (loss) income	$(165.8)	$16.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	17.5	7.9
Earnings from equity method investments, net of distributions	6.9	5.7
Non-controlling interest in income	1.5	—
Other, net	(0.8)	(0.4)
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	3.4	9.8
Inventories	(2.0)	(0.2)
Net unrealized losses on derivative instruments	198.9	14.9
Accounts payable	(24.2)	(14.2)
Accrued interest	(0.8)	(0.7)
Other current assets and liabilities	(21.6)	(0.2)
Other long-term assets and liabilities	(0.3)	0.6

Net cash provided by operating activities	12.7	39.8

INVESTING ACTIVITIES:
Capital expenditures	(17.1)	(7.6)
Acquisition of subsidiaries of Momentum Energy Group, Inc.	(10.9)	—
Acquisition of assets	—	(191.3)
Investments in equity method investments	(4.4)	(3.9)
Payment of earnest deposit	—	(9.0)
Refund of earnest deposit	—	9.0
Proceeds from sales of assets	—	0.1
Purchases of available-for-sale securities	(461.9)	(6,427.7)
Proceeds from sales of available-for-sale securities	341.9	6,531.1

Net cash used in investing activities	(152.4)	(99.3)

FINANCING ACTIVITIES:
Proceeds from debt	432.0	188.0
Payments of debt	(402.0)	(207.0)
Payment of deferred financing costs	—	(0.5)
Proceeds from issuance of common units, net of offering costs	132.1	128.5
Purchase of units	—	(0.2)
Excess purchase price over acquired assets	—	(9.9)
Net change in advances from DCP Midstream, LLC	—	(14.6)
Distributions to unitholders	(35.3)	(16.4)
Contributions from non-controlling interests	2.5	—
Distributions to non-controlling interests	(3.2)	—
Contributions from DCP Midstream, LLC	1.9	0.4
Distributions to DCP Midstream, LLC	(0.5)	—

Net cash provided by financing activities	127.5	68.3

Net change in cash and cash equivalents	(12.2)	8.8
Cash and cash equivalents, beginning of period	24.5	46.2

Cash and cash equivalents, end of period	$12.3	$55.0

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

The acquisition from DCP Midstream, LLC in July 2007 of our limited liability company interest in East Texas and Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, was a transaction among entities under common control. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, prior periods are retroactively adjusted to furnish comparative information similar to the pooling method and the amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. Accordingly, our financial information includes the historical results of East Texas, Discovery and the Swap for all periods presented. In addition, the results of operations of our Southern Oklahoma, Wyoming and Colorado systems have been included in the condensed consolidated financial statements since their respective acquisition dates.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Fair Value Measurements — We measure our derivative financial assets and liabilities related to our commodity derivative activity and our interest rate swaps at fair value as of each balance sheet date. While we utilize as much information as is readily observable in the marketplace in determining fair value, to the extent that information is not available we may use a combination of indirectly observable facts or, in certain instances, may develop our own expectation of the fair value. Calculating the fair value of an instrument is a highly subjective process and involves a significant level of judgment based on our interpretation of a variety of market conditions. The resulting fair value may be significantly different from one measurement date to the next. All realized and unrealized gains and losses, and settlements of commodity derivative instruments are recorded in the condensed consolidated statements of operations as losses from commodity derivative activity, net. All unrealized gains and losses resulting from changes in the fair value of our interest rates swaps are recorded in the condensed consolidated balance sheets within accumulated other comprehensive income, or AOCI.

3.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162 — In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS 162, which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated results of operations, cash flows or financial position.

FASB Staff Position, or FSP, No. SFAS 142-3 “Determination of the Useful Life of Intangible Assets,” or FSP 142-3 — In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of assessing the impact of FSP 142-3 on our consolidated results of operations, cash flows or financial position.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 161 on our disclosures.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 160 on our consolidated results of operations, cash flows or financial position.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SFAS No. 157, “Fair Value Measurements,” or SFAS 157 — In September 2006, the FASB issued SFAS 157, which was effective for us on January 1, 2008. SFAS 157:

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

Upon the adoption of this standard we incorporated the marketplace participant view as prescribed by SFAS 157. Such changes included, but were not limited to, changes in valuation policies to reflect an exit price methodology, the effect of considering our own non-performance risk on the valuation of liabilities, and the effect of any change in our credit rating or standing. As a result of adopting SFAS 157, we recorded a cumulative effect transition adjustment of approximately $5.8 million as an increase to earnings and approximately $1.3 million as an increase to AOCI during the three months ended March 31, 2008. All changes in our valuation methodology have been incorporated into our fair value calculations as of June 30, 2008.

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

FSP of Financial Interpretation, or FIN, 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1 —In April 2008, the FASB issued FSP FIN 39-1, which permits, but does not require, a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 became effective for us beginning on January 1, 2008, however, we have elected to continue our policy to not offset cash collateral against our derivative asset or liability positions, and will continue to reflect such amounts on a gross basis in our condensed consolidated balance sheets.

4.	Acquisitions

Gathering and Compression Assets

In August 2007, we acquired certain subsidiaries of Momentum Energy Group, Inc., or MEG, from DCP Midstream, LLC for approximately $165.8 million. As a result of the acquisition, we expanded our operations into the Piceance and Powder River producing basins, thus diversifying our business into new operating areas. The consideration consisted of approximately $153.8 million of cash and the issuance of 275,735 common units to an affiliate of DCP Midstream, LLC that were valued at approximately $12.0 million. We have incurred post-closing purchase price adjustments totaling $10.9 million for net working capital and general and administrative charges. We financed this transaction with $120.0 million of borrowings under our credit agreement, along with the issuance of common units through a private placement with certain institutional investors and cash on hand. In August 2007, we issued 2,380,952 common limited partner units in a private placement, pursuant to a common unit purchase agreement with private owners of MEG or affiliates of such owners, at $42.00 per unit, or approximately $100.0 million in the aggregate. The proceeds from this private placement were used to purchase high-grade securities to fully secure our term loan borrowings. These units were registered with the SEC in January 2008.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The transfer of the MEG subsidiaries between DCP Midstream, LLC and us represents a transfer between entities under common control. Transfers between entities under common control are accounted for at DCP Midstream, LLC’s carrying value, similar to the pooling method. DCP Midstream, LLC recorded its acquisition of the MEG subsidiaries under the purchase method of accounting, whereby the assets and liabilities were recorded at their respective fair values as of the date of the acquisition, and we recorded goodwill of approximately $52.8 million, including purchase price adjustments of $1.9 million during the first quarter of 2008. The goodwill amount recognized relates primarily to projected growth in the Piceance basin due to significant natural gas reserves and high levels of drilling activity. The purchase price allocation is as follows:

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

On July 1, 2007, we acquired a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery and the Swap from DCP Midstream, LLC, for aggregate consideration of approximately $271.3 million, consisting of approximately $243.7 million in cash, including net working capital of $1.3 million and other adjustments, the issuance of 620,404 common units to DCP Midstream, LLC valued at $27.0 million and the issuance of 12,661 general partner equivalent units valued at $0.6 million. We financed the cash portion of this transaction with borrowings of $245.9 million under our amended credit facility. The $118.0 million excess purchase price over the historical basis of the net acquired assets was recorded as a reduction to partners’

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

equity, and the $27.6 million of common and general partner equivalent units issued as partial consideration for this transaction was recorded as an increase to partners’ equity. The following tables present the impact on the condensed consolidated statements of operations, adjusted for the acquisition of East Texas, Discovery and the Swap, from DCP Midstream, LLC:

Three Months Ended June 30, 2007

	DCP Midstream Partners, LP	East Texas, Discovery and the Swap	Combined DCP Midstream Partners, LP
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$185.6	$—	$185.6
Transportation and other	1.3	(5.8)	(4.5)

Total operating revenues	186.9	(5.8)	181.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	165.2	—	165.2
Operating and maintenance expense	6.3	—	6.3
Depreciation and amortization expense	4.5	—	4.5
General and administrative expense	6.9	—	6.9

Total operating costs and expenses	182.9	—	182.9

Operating income (loss)	4.0	(5.8)	(1.8)
Interest expense, net	(3.8)	—	(3.8)
Earnings from equity method investments	0.3	6.1	6.4

Net income	$0.5	$0.3	$0.8

Six Months Ended June 30, 2007

	DCP Midstream Partners, LP	East Texas, Discovery and the Swap	Combined DCP Midstream Partners, LP
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$418.5	$—	$418.5
Transportation and other	8.5	(8.7)	(0.2)

Total operating revenues	427.0	(8.7)	418.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	376.1	—	376.1
Operating and maintenance expense	12.9	—	12.9
Depreciation and amortization expense	7.9	—	7.9
General and administrative expense	11.7	—	11.7

Total operating costs and expenses	408.6	—	408.6

Operating income (loss)	18.4	(8.7)	9.7
Interest expense, net	(5.9)	—	(5.9)
Earnings from equity method investments	0.5	12.3	12.8

Net income	$13.0	$3.6	$16.6

5.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement

        We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. Under the Omnibus Agreement, DCP Midstream, LLC provided parental guarantees, totaling $63.0 million at June 30, 2008, to certain counterparties to our commodity derivative instruments. During the three months ended June 30, 2008 and 2007, we incurred $2.5 million and $1.8 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2008 and 2007, we incurred $4.9 million and $3.5 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $0.9 million and $1.2 million, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Agreements and Transactions with DCP Midstream, LLC

We sell a portion of our residue gas and NGLs to, purchase raw natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase commodities from and sell commodities to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf.

DCP Midstream, LLC was a significant customer during the three and six months ended June 30, 2008 and 2007.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. DCP Midstream, LLC has made capital contributions of $1.6 million to us during the six months ended June 30, 2008 to reimburse us for these capital projects.

Spectra Energy

We purchase a portion of our propane from and market propane on behalf of Spectra Energy. We anticipate continuing to purchase propane from and market propane on behalf of Spectra Energy in the ordinary course of business.

During the second quarter of 2008, we entered into a propane supply agreement with Spectra Energy. The propane supply agreement, effective May 1, 2008 and terminating April 30, 2014, provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. This contract replaces the supply that was previously provided under a contract with a third party that was terminated during the first quarter of 2008.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services for ConocoPhillips and its affiliates. The agreements include fee-based and percentage-of-proceeds gathering and processing arrangements, gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $1.3 million and $1.5 million of capital reimbursements during the six months ended June 30, 2008 and 2007, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$155.5	$59.3	$265.6	$113.9
Transportation, processing and other	$6.2	$1.3	$11.7	$2.9
Purchases of natural gas, propane and NGLs	$28.2	$30.0	$103.4	$70.0
Losses from commodity derivative activity, net	$(1.8)	$(0.4)	$(1.1)	$(0.5)
General and administrative expense	$2.9	$2.4	$5.8	$4.7
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$0.2	$—
Transportation, processing and other	$0.1	$—	$0.1	$—
Purchases of natural gas, propane and NGLs	$4.4	$—	$4.4	$—
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$1.0	$2.7	$1.6	$2.7
Transportation, processing and other	$4.9	$2.6	$5.7	$5.0
Purchases of natural gas, propane and NGLs	$16.3	$5.7	$22.9	$13.5

We had accounts receivable and accounts payable with affiliates as follows:

	June 30, 2008	December 31, 2007
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$72.6	$47.3
Accounts payable	$29.2	$53.3
Spectra Energy:
Accounts receivable	$0.8	$1.5
Accounts payable	$0.3	$—
ConocoPhillips:
Accounts receivable	$3.6	$3.3
Accounts payable	$7.9	$2.3

6.	Fair Value Measurement

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other marketplace participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 9 Risk Management and Hedging Activities.

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

Commodity Derivative Assets and Liabilities

We enter into a variety of derivative financial instruments, which may include over the counter, or OTC, instruments, such as natural gas, crude oil or NGL contracts.

Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. These instruments are generally classified as Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.

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

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash balances in various financial instruments such as commercial paper, money market instruments and highly rated tax-exempt debt securities that have stated maturities of 20 years or less, which are categorized as available-for-sale securities. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper and highly rated tax-exempt debt securities are priced using a yield curve for similarly rated instruments, and are classified within Level 2.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2008, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	Total Carrying Value	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Inputs (Level 2)	Internal Models With Significant Unobservable Market Inputs (Level 3)
	(Millions)
Current assets:
Short-term investments	$1.1	$—	$1.1	$—
Commodity derivative instruments (a)	$1.4	$—	$0.4	$1.0
Long-term assets:
Restricted investments	$221.1	$—	$221.1	$—
Commodity derivative instruments (b)	$1.6	$—	$—	$1.6
Interest rate instruments (b)	$1.2	$—	$1.2	$—
Current liabilities (c):
Commodity derivative instruments	$(71.2)	$—	$(63.7)	$(7.5)
Interest rate instruments	$(7.3)	$—	$(7.3)	$—
Long-term liabilities (d):
Commodity derivative instruments	$(212.9)	$—	$(205.2)	$(7.7)
Interest rate instruments	$(5.2)	$—	$(5.2)	$—

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

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

	Balance at December 31, 2007	Net Realized and Unrealized Gains (Losses) Included in Earnings	Transfers In/ Out of Level 3 (a)	Purchases, Issuances and Settlements, Net	Balance at June 30, 2008	Net Unrealized Gains (Losses) Still Held Included in Earnings (b)
	(Millions)
Commodity derivative instruments:
Current assets	$0.2	$1.0	$—	$(0.2)	$1.0	$0.8
Long-term assets	$1.5	$0.1	$—	$—	$1.6	$0.1
Current liabilities	$(1.6)	$(2.7)	$(5.0)	$1.8	$(7.5)	$(2.4)
Long-term liabilities	$(0.2)	$(2.9)	$(4.6)	$—	$(7.7)	$(2.9)

(a)	Amounts transferred in are reflected at fair value as of the end of the period and amounts transferred out are reflected at fair value at the beginning of the period.

(b)	Represents the amount of total gains or losses for the period, included in losses from commodity derivative activity, net, attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

7.	Debt

Long-term debt was as follows:

	June 30, 2008	December 31, 2007
	(Millions)
Revolving credit facility, weighted-average interest rate of 3.19% and 5.47%, respectively, due June 21, 2012 (a)	$440.0	$530.0
Term loan facility, interest rate of 2.59% and 5.05%, respectively, due June 21, 2012	220.0	100.0

Total long-term debt	$660.0	$630.0

(a)	$425.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 3.97% to 5.19%, for a net effective rate of 5.16% on the $440.0 million of outstanding debt under our revolving credit facility as of June 30, 2008.

Credit Agreement

We have a 5-year credit agreement, or the Credit Agreement, consisting of a $630.0 million revolving credit facility and a $220.0 million term loan facility. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007. The unused portion of the revolving credit facility may be used for general corporate purposes and letters of credit. At June 30, 2008 and December 31, 2007, we had $0.3 million and $0.2 million of letters of credit outstanding under the Credit Agreement, respectively. As of June 30, 2008, the available capacity under our revolving credit facility was $189.7 million.

Other Agreements

As of June 30, 2008, we had outstanding letters of credit with counterparties to our commodity derivative instruments of $75.0 million, which reduce the amount of cash we may be required to post as collateral. These letters of credit were issued directly by financial institutions and do not reduce the available capacity under our credit facility.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

8.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.

In March 2008, we issued 4,250,000 common limited partner units at $32.44 per unit, and received proceeds of $132.1 million, net of offering costs.

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

General Partner Interest and Incentive Distribution Rights — Prior to June 2007, the general partner was entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner has not participated in certain issuances of common units. Therefore, the general partner’s 2% interest has been diluted to 1.3% as of June 30, 2008.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2008 and 2007:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2008	$0.590	$19.6
February 14, 2008	0.570	15.7
November 14, 2007	0.550	14.7
August 14, 2007	0.530	12.4
May 15, 2007	0.465	8.6
February 14, 2007	0.430	7.8

Our current distribution places us in the Fourth Target Distribution level.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

9.	Risk Management and Hedging Activities

The impact of our derivative activity on our results of operations and financial position is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
Commodity cash flow hedges:
(Losses) gains reclassified into earnings	$(0.1)	$0.6	$(0.4)	$1.8
Commodity derivative activity:
Unrealized losses from derivative activity	$(170.3)	$(12.0)	$(198.3)	$(14.9)
Realized losses from derivative activity	$(16.3)	$—	$(25.4)	$(0.1)
Interest rate cash flow hedges:
(Losses) gains reclassified into earnings	$(2.2)	$0.1	$(2.3)	$0.3

	June 30, 2008	December 31, 2007
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(2.2)	$(2.6)
Interest rate cash flow hedges:
Net deferred losses in AOCI	$(11.1)	$(12.3)

For the three and six months ended June 30, 2008 and 2007, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

As of June 30, 2008, we had outstanding letters of credit with counterparties to our commodity derivative instruments of $75.0 million. These letters of credit reduce the amount of cash we may be required to post as collateral. As of June 30, 2008, we had cash collateral posted with certain counterparties to our commodity derivative instruments of approximately $39.1 million, which is included in other current assets on the condensed consolidated balance sheets.

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

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. Therefore, we are using the mark-to-market method of accounting for all commodity derivative instruments. As a result, the remaining net loss deferred in AOCI will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the hedged transactions impact earnings. Deferred net losses of $1.0 million are expected to be reclassified during the next 12 months. Subsequent to July 1, 2007, the changes in fair value of financial derivatives are included in losses from commodity derivative activity, net, in the condensed consolidated statements of operations. The agreements are with major financial institutions, which management expects to fully perform under the terms of the agreements.

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

Interest Rate Cash Flow Hedges — We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $425.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation. All interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the condensed consolidated balance sheets. Deferred net losses of $7.0 million on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings however, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings. The agreements reprice prospectively approximately every 90 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 3.97% to 5.19%, and receive interest payments based on the three-month London Interbank Offered Rate, or LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense. The agreements are with major financial institutions, which management expects to fully perform under the terms of the agreements.

10.	Net (Loss) Income per Limited Partner Unit

Our net income or loss is allocated to the general partner and the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to income allocated to predecessor operations and incentive distributions paid to the general partner.

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

These required disclosures do not impact our overall net income or loss, or other financial results; however, in periods in which aggregate net income exceeds the First Target Distribution Level, it will have the impact of reducing net income per limited partner unit, or LPU. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though we make distributions on the basis of Available Cash and not earnings. In periods in which our aggregate net income does not exceed the First Target Distribution Level, there is no impact on our calculation of earnings per LPU. During the three months ended June 30, 2008 and 2007, our aggregate net income per LPU was less than the First Target Distribution level, and as a result no additional earnings were allocated to the general partner.

Basic and diluted net income or loss per LPU is calculated by dividing limited partners’ interest in net income or loss, less pro forma general partner incentive distributions as described above, by the weighted-average number of outstanding LPUs during the period.

The following table illustrates our calculation of net (loss) income per LPU:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6
Less:
Net income attributable to predecessor operations	—	(0.3)	—	(3.6)

Net (loss) income attributable to the partnership	(159.3)	0.5	(165.8)	13.0
Less: General partner interest in net income	(0.5)	(0.3)	(2.2)	(0.6)

Limited partners’ interest in net (loss) income	(159.8)	0.2	(168.0)	12.4
Less: Additional earnings allocation to general partner	—	—	—	(1.8)

Net (loss) income available to limited partners	$(159.8)	$0.2	$(168.0)	$10.6

Net (loss) income per LPU — basic and diluted	$(5.66)	$0.01	$(6.33)	$0.60

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

11.	Commitments and Contingent Liabilities

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

Natural Gas Services — The Natural Gas Services segment consists of (1) our Northern Louisiana natural gas gathering, processing and transportation system; (2) our Southern Oklahoma system, acquired in May 2007; (3) our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007; and (4) our Colorado and Wyoming systems, acquired in August 2007.

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of six owned rail terminals, one of which is currently idle, one leased marine terminal, one pipeline terminal that became operational in May 2007, and access to several open-access pipeline terminals. We generally offer our customers the ability to obtain propane supply volumes from us in the winter months that are generally significantly greater than their purchase of propane from us in the summer.

NGL Logistics — The NGL Logistics segment consists of our Seabreeze and Wilbreeze NGL transportation pipelines, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended June 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$48.9	$94.3	$2.7	$—	$145.9

Gross margin (a)	$(146.2)	$2.4	$1.9	$—	$(141.9)
Operating and maintenance expense	(8.1)	(2.7)	(0.2)	—	(11.0)
Depreciation and amortization expense	(8.4)	(0.3)	(0.3)	—	(9.0)
General and administrative expense	—	—	—	(5.3)	(5.3)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	13.2	—	0.2	—	13.4
Interest income	—	—	—	1.8	1.8
Interest expense	—	—	—	(7.9)	(7.9)
Non-controlling interest in income	(0.9)	—	—	—	(0.9)

Net (loss) income	$(150.4)	$0.9	$1.6	$(11.4)	$(159.3)

Non-cash derivative mark-to-market (b)	$(170.2)	$(0.2)	$—	$0.1	$(170.3)

Capital expenditures	$6.6	$1.2	$0.1	$—	$7.9

Three Months Ended June 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$104.2	$75.2	$1.7	$—	$181.1

Gross margin (a)	$11.1	$3.8	$1.0	$—	$15.9
Operating and maintenance expense	(3.9)	(2.1)	(0.3)	—	(6.3)
Depreciation and amortization expense	(3.8)	(0.2)	(0.5)	—	(4.5)
General and administrative expense	—	—	—	(6.9)	(6.9)
Earnings from equity method investments	6.1	—	0.3	—	6.4
Interest income	—	—	—	0.8	0.8
Interest expense	—	—	—	(4.6)	(4.6)

Net income (loss)	$9.5	$1.5	$0.5	$(10.7)	$0.8

Non-cash derivative mark-to-market (b)	$(11.6)	$(0.3)	$—	$—	$(11.9)

Capital expenditures	$2.3	$1.4	$0.5	$—	$4.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Six Months Ended June 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$182.3	$296.0	$5.3	$—	$483.6

Gross margin (a)	$(148.7)	$11.0	$3.8	$—	$(133.9)
Operating and maintenance expense	(15.8)	(5.4)	(0.4)	—	(21.6)
Depreciation and amortization expense	(16.2)	(0.6)	(0.7)	—	(17.5)
General and administrative expense	—	—	—	(10.8)	(10.8)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	30.0	—	0.6	—	30.6
Interest income	—	—	—	3.4	3.4
Interest expense	—	—	—	(16.0)	(16.0)
Non-controlling interest in income	(1.5)	—	—	—	(1.5)

Net (loss) income	$(152.2)	$6.5	$3.3	$(23.4)	$(165.8)

Non-cash derivative mark-to-market (b)	$(201.2)	$2.5	$—	$(0.2)	$(198.9)

Capital expenditures	$14.9	$2.0	$0.2	$—	$17.1

Six Months Ended June 30, 2007

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$187.7	$227.0	$3.6	$—	$418.3

Gross margin (a)	$25.3	$14.6	$2.3	$—	$42.2
Operating and maintenance expense	(7.2)	(5.3)	(0.4)	—	(12.9)
Depreciation and amortization expense	(6.7)	(0.4)	(0.8)	—	(7.9)
General and administrative expense	—	—	—	(11.7)	(11.7)
Earnings from equity method investments	12.3	—	0.5	—	12.8
Interest income	—	—	—	2.5	2.5
Interest expense	—	—	—	(8.4)	(8.4)

Net income (loss)	$23.7	$8.9	$1.6	$(17.6)	$16.6

Non-cash derivative mark-to-market (b)	$(14.5)	$(0.4)	$—	$—	$(14.9)

Capital expenditures	$4.1	$2.6	$0.9	$—	$7.6

	June 30, 2008	December 31, 2007
	(Millions)
Segment long-term assets:
Natural Gas Services	$705.5	$710.7
Wholesale Propane Logistics	54.4	52.6
NGL Logistics	34.8	34.8
Other (c)	224.7	104.1

Total long-term assets	1,019.4	902.2
Current assets	226.3	218.5

Total assets	$1,245.7	$1,120.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

(c)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, and other long-term assets.

13.	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2008	2007
	(Millions)
Cash paid for interest, net of amounts capitalized	$14.3	$10.0
Non-cash investing and financing activities:
Net decrease in property, plant and equipment	$(6.1)	$(2.4)

14.	Subsequent Events

During the second quarter of 2008, we announced that DCP Midstream, LLC plans to offer to sell its 75% interest in East Texas to us. The closing of this transaction may be deferred beyond our original 2008 target date.

On July 24, 2008, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on August 14, 2008 to unitholders of record on August 7, 2008. This distribution of $0.60 per unit places us in the Fourth Target Distribution level (see Note 8 for discussion of distributions of available cash).

In July 2008, we received a distribution of $8.8 million from Discovery for the second quarter of 2008.

In July 2008, DCP Midstream issued parental guarantees totaling $200.0 million to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream a fee of 0.5% per annum on these outstanding guarantees.

During the third quarter of 2008, we announced plans to invest, along with the partners to our joint venture, approximately $150.0 million over a multi-year period to construct a gathering pipeline to support our Colorado system, located in the Collbran Valley area of the Piceance Basin in western Colorado. Our interest in this pipeline is 70%.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas to construct a gathering pipeline to support the East Texas system. Our interest in this pipeline is 25%.

During the third quarter of 2008, we announced plans, along with M2 Midstream, LLC, an unaffiliated entity, to pursue development of a natural gas pipeline in northern Louisiana.

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

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•

our Natural Gas Services segment, which consists of (1) our Northern Louisiana natural gas gathering, processing and transportation system; (2) our Southern Oklahoma system acquired in May 2007; (3) our limited liability company interest in East Texas, our limited liability company interest in Discovery, and the Swap, acquired in July 2007 from DCP Midstream, LLC; and (4) our Colorado and Wyoming systems, acquired in August 2007 from DCP Midstream, LLC, which were acquired by DCP Midstream, LLC from Momentum Energy Group, Inc. in August 2007 (referred to as the MEG acquisition);

•

our Wholesale Propane Logistics segment, which consists of six owned rail terminals, one of which is currently idle, one leased marine terminal, one pipeline terminal that became operational in May 2007, and access to several open-access pipeline terminals; and

•	our NGL Logistics segment, which consists of our Seabreeze and Wilbreeze NGL transportation pipelines, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline.

Recent Events

During the second quarter of 2008, we announced that DCP Midstream, LLC plans to offer to sell its 75% interest in East Texas to us. The closing of this transaction may be deferred beyond our original 2008 target date.

During the second quarter of 2008, we issued letters of credit totaling $50.0 million to counterparties to our commodity derivative instruments, which reduce the amount of cash we may be required to post as collateral. These letters of credit were issued directly by financial institutions and do not reduce the available capacity under our credit facility.

Thomas E. Long, vice president and chief financial officer of our general partner, resigned effective April 30, 2008. Our general partner is currently conducting a search for Mr. Long’s replacement.

During the second quarter of 2008, we received $1.5 million from a supplier to our Wholesale Propane Logistics segment related to the early termination of its supply agreement. This agreement was set to expire in the second quarter of 2009.

During the second quarter of 2008, we entered into a propane supply agreement with Spectra Energy. The propane supply agreement, effective May 1, 2008 and terminating April 30, 2014, provides us propane supply at our marine terminal for up to approximately 120 million gallons of propane annually.

During the second quarter of 2008, we completed pipeline integrity testing at our Wyoming system. Based on results, we curtailed certain volumes and reduced operating pressures in the pipeline, which decreased the volume of natural gas gathered. Over the next six months, we anticipate decreased operating revenues and increased operating costs as we address the results of the testing. We anticipate spending approximately $2.0 million to $3.0 million over the next two to three months to repair the pipeline.

On July 24, 2008, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on August 14, 2008 to unitholders of record on August 7, 2008. This distribution of $0.60 per unit places us in the Fourth Target Distribution level (see Note 8 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements” for discussion of distributions of available cash).

In July 2008, we received distributions of $8.8 million from Discovery, in June 2008 we received distributions of $7.9 million from East Texas, and in June 2008 we paid a contribution of $1.6 million to East Texas to fund capital expansion.

In July 2008, DCP Midstream issued parental guarantees totaling $200.0 million to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream a fee of 0.5% per annum on these outstanding guarantees.

During the third quarter of 2008, we announced plans to invest, along with the partners to our joint venture, approximately $150.0 million over a multi-year period to construct a gathering pipeline to support our Colorado system, located in the Collbran Valley area of the Piceance Basin in western Colorado. Our interest in this pipeline is 70%.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas to construct a gathering pipeline to support the East Texas system. Our interest in this pipeline is 25%. The pipeline is scheduled to be operational during the second quarter of 2009.

During the third quarter of 2008, we announced plans, along with M2 Midstream, LLC, an unaffiliated entity, to pursue development of a natural gas pipeline in northern Louisiana. If constructed, this pipeline is expected to be operational during the third quarter of 2009.

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

We have mitigated a portion of the anticipated commodity price risk associated with the equity volumes from our gathering and processing operations and certain wholesale propane sales, for both our consolidated entities and our proportionate share of exposure from our equity method investments, through 2013 with natural gas, NGL and crude oil swaps. We mark these derivative instruments to market through current period earnings based upon their fair value. While the swaps mitigate the variability of our future cash flows resulting from changes in commodity prices, the mark-to-market method of accounting significantly increases the volatility of our net income because we recognize, in current period operating revenues, all non-cash gains and losses from the changes in the fair value of these derivatives.

We primarily use crude oil swaps to mitigate the NGL and condensate commodity price risk. As a result, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. We also continue to have price risk exposure related to the portion of our equity volumes that are not covered by these derivatives. In addition, we will be required to provide cash collateral or letters of credit if the fair value of a derivative exceeds the collateral threshold set by the counterparty. Our collateral requirements may be significant.

For the six months ended June 30, 2008, the net loss recorded in operating revenues for commodity derivatives was $223.7 million. Of the loss, $25.4 million was related to cash settlements during 2008. The fair value of commodity derivatives was a net liability of $281.1 million as of June 30, 2008. Prior to our initial public offering, DCP Midstream provided parental guarantees, which currently total $63.0 million, to certain counterparties to our commodity derivative instruments. In July 2008, DCP Midstream provided additional parental guarantees totaling $200.0 million to certain counterparties to our commodity derivative instruments. As of August 1, 2008, we had letters of credit totaling $75.0 million. These parental guarantees and letters of credit reduce the amount of cash we may be required to post as collateral. As of August 1, 2008, we had no cash collateral posted with counterparties.

During the second quarter of 2008, we completed pipeline integrity testing at our Wyoming system. Based on results, we curtailed certain volumes and reduced operating pressures in the pipeline, which decreased the volume of natural gas gathered. Over the next six months, we anticipate decreased operating revenues and increased operating costs as we address the results of the testing. We anticipate spending approximately $2.0 million to $3.0 million over the next two to three months to repair the pipeline.

Our results of operations for our Wholesale Propane Logistics segment are impacted by our ability to balance our purchases and sales of propane, which may increase our exposure to commodity price risks, and by the impact on volume and pricing from weather conditions in the Midwest and northeastern areas of the United States. Our sales of propane may decline when these areas experience periods of milder weather in the winter months, which is when the demand for propane is generally at its highest.

Our results of operations for our NGL Logistics segment are impacted by the throughput volumes of the NGLs we transport on our NGL pipelines. Our NGL pipelines transport NGLs exclusively on a fee basis.

The Black Lake pipeline has experienced increased operating costs due to pipeline integrity testing that commenced in 2005 and was completed during the second quarter of 2008. We expect that our results of operations related to our equity interest in the Black Lake pipeline will benefit in 2008 from the completion of this pipeline integrity testing, although it is possible that the integrity testing will result in the need for pipeline repairs, in which case the operations of this pipeline may be interrupted while the repairs are being made. DCP Midstream, LLC has agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions required to be made by us to Black Lake associated with repairing the Black Lake pipeline that are determined to be necessary as a result of the pipeline integrity testing. We are assessing the amount of repairs necessary, if any, as a result of this testing. Pipeline integrity testing and repairs are our responsibility and are recognized as operating and maintenance expense. Any reimbursement of these expenses from DCP Midstream, LLC will be recognized by us as a capital contribution. We have not made any capital contributions to Black Lake associated with repairing the Black Lake pipeline.

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

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our two primary suppliers of natural gas in our Natural Gas Services segment represented approximately 44% of the 367 MMcf/d of natural gas supplied to this system during the six months ended June 30, 2008. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been released from other gathering systems.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the Midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, one of which is an affiliated entity, represented approximately 87% of our propane supplied during the six months ended June 30, 2008. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

NGL Logistics Segment

Our pipelines provide transportation services for customers on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC that require DCP Midstream, LLC to pay us to transport NGLs pursuant to a fee-based rate that is applied to the volumes transported. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines; rather, the shipper retains title and the associated commodity price risk. For the Seabreeze and Wilbreeze pipelines, we are responsible for any line loss or gain in NGLs. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the mixed NGLs from the natural gas. As a result, we have experienced periods in the past, and will likely experience periods in the future, in which higher natural gas prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) EBITDA and adjusted EBITDA; and (5) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, EBITDA, adjusted EBITDA and distributable cash flow measurements are not accounting principles generally accepted in the United States of America, or GAAP, financial measures. We provide reconciliations of certain non-GAAP measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

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

We define gross margin as total operating revenues less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. We define adjusted segment gross margin as segment gross margin plus non-cash derivative losses, less non-cash derivative gains for that segment. Gross margin, segment gross margin and adjusted segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin, segment gross margin and adjusted segment gross margin should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
Reconciliation of Non-GAAP Measures
Reconciliation of net (loss) income to gross margin:
Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6
Interest expense	7.9	4.6	16.0	8.4
Operating and maintenance expense	11.0	6.3	21.6	12.9
Depreciation and amortization expense	9.0	4.5	17.5	7.9
General and administrative expense	5.3	6.9	10.8	11.7
Other	(1.5)	—	(1.5)	—
Non-controlling interest in income	0.9	—	1.5	—
Interest income	(1.8)	(0.8)	(3.4)	(2.5)
Earnings from equity method investments	(13.4)	(6.4)	(30.6)	(12.8)

Gross margin	$(141.9)	$15.9	$(133.9)	$42.2

Non-cash derivative mark-to-market (a)	$(170.3)	$(11.9)	$(198.9)	$(14.9)

Reconciliation of segment net (loss) income to segment gross margin:
Natural Gas Services segment:
Segment net (loss) income	$(150.4)	$9.5	$(152.2)	$23.7
Operating and maintenance expense	8.1	3.9	15.8	7.2
Depreciation and amortization expense	8.4	3.8	16.2	6.7
Non-controlling interest in income	0.9	—	1.5	—
Earnings from equity method investments	(13.2)	(6.1)	(30.0)	(12.3)

Segment gross margin	$(146.2)	$11.1	$(148.7)	$25.3

Non-cash derivative mark-to-market (a)	$(170.2)	$(11.6)	$(201.2)	$(14.5)

Wholesale Propane Logistics segment:
Segment net income	$0.9	$1.5	$6.5	$8.9
Operating and maintenance expense	2.7	2.1	5.4	5.3
Depreciation and amortization expense	0.3	0.2	0.6	0.4
Other	(1.5)	—	(1.5)	—

Segment gross margin	$2.4	$3.8	$11.0	$14.6

Non-cash derivative mark-to-market (a)	$(0.2)	$(0.3)	$2.5	$(0.4)

NGL Logistics segment:
Segment net income	$1.6	$0.5	$3.3	$1.6
Operating and maintenance expense	0.2	0.3	0.4	0.4
Depreciation and amortization expense	0.3	0.5	0.7	0.8
Earnings from equity method investment	(0.2)	(0.3)	(0.6)	(0.5)

Segment gross margin	$1.9	$1.0	$3.8	$2.3

(a)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

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

A substantial amount of our general and administrative expense is incurred from DCP Midstream, LLC. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. Under the Omnibus Agreement, DCP Midstream, LLC provided parental guarantees, which currently total $63.0 million, to certain counterparties to our commodity derivative instruments. We anticipate incurring a total of $9.7 million for all fees under the Omnibus Agreement in 2008. During the three months ended June 30, 2008 and 2007, we incurred $2.5 million and $1.8 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $0.4 million and $0.6 million, respectively. During the six months ended June 30, 2008 and 2007, we incurred $4.9 million and $3.5 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $0.9 million and $1.2 million, respectively. We also incurred third party general and administrative fees of $2.4 million and $5.0 million, and $4.5 million and $7.0 million, for the three and six months ended June 30, 2008 and 2007, respectively.

The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support for certain obligations related to derivative financial instruments, such as commodity derivative instruments, to the extent that such credit support arrangements were in effect as of December 7, 2005 until the earlier of December 7, 2010 or when we obtain certain credit ratings from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness; and

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support for our obligations related to commercial contracts with respect to its business or operations that were in effect at December 7, 2005 until the expiration of such contracts.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow — We define EBITDA as net income less interest income, plus interest expense, income tax expense and depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus non-cash derivative losses, less non-cash derivative gains. EBITDA and adjusted EBITDA are used as supplemental liquidity measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and general partner, and finance maintenance capital expenditures. EBITDA is also a financial measurement that is reported to our lenders, and used as a gauge for compliance with our financial covenants under our credit facility, which requires us to maintain: (1) a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters following the consummation of asset acquisitions in the midstream energy business (including the quarter in which such acquisition is consummated), of not more than 5.50 to 1.0; and (2) an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Amended Credit Agreement) of equal to or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of another company because other entities may not calculate these measures in the same manner.

EBITDA and adjusted EBITDA are also used as supplemental performance measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

EBITDA and adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations.

We define distributable cash flow as net cash provided by operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” for further definition of maintenance capital expenditures). Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long term, our operating capacity or revenues. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing distributable cash flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable cash flow is used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner. The following table sets forth reconciliations of EBITDA from its most directly comparable financial measures calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Millions)
Reconciliation of Non-GAAP Measures
Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6
Interest income	(1.8)	(0.8)	(3.4)	(2.5)
Interest expense	7.9	4.6	16.0	8.4
Depreciation and amortization expense	9.0	4.5	17.5	7.9

EBITDA	$(144.2)	$9.1	$(135.7)	$30.4

Reconciliation of net cash (used in) provided by operating activities to EBITDA:
Net cash (used in) provided by operating activities	$(12.4)	$20.0	$12.7	$39.8
Interest income	(1.8)	(0.8)	(3.4)	(2.5)
Interest expense	7.9	4.6	16.0	8.4
Earnings from equity method investments, net of distributions	(4.9)	(6.5)	(6.9)	(5.7)
Net changes in operating assets and liabilities	(132.4)	(8.1)	(153.4)	(10.0)
Other, net	(0.6)	(0.1)	(0.7)	0.4

EBITDA	$(144.2)	$9.1	$(135.7)	$30.4

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2007 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the six months ended June 30, 2008 are the same as those described in our 2007 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2008 and 2007. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2008 vs. 2007		Variance Six Months 2008 vs. 2007
					Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2008 (a)	2007 (a)	2008 (a)	2007 (a)
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services (b)	$48.9	$104.2	$182.3	$187.7	$(55.3)	(53)%	$(5.4)	(3)%
Wholesale Propane Logistics	94.3	75.2	296.0	227.0	19.1	25%	69.0	30%
NGL Logistics	2.7	1.7	5.3	3.6	1.0	59%	1.7	47%

Total operating revenues	145.9	181.1	483.6	418.3	(35.2)	(19)%	65.3	16%

Gross margin (c):
Natural Gas Services	(146.2)	11.1	(148.7)	25.3	(157.3)	*	(174.0)	*
Wholesale Propane Logistics	2.4	3.8	11.0	14.6	(1.4)	(37)%	(3.6)	(25)%
NGL Logistics	1.9	1.0	3.8	2.3	0.9	90%	1.5	65%

Total gross margin	(141.9)	15.9	(133.9)	42.2	(157.8)	*	(176.1)	*
Operating and maintenance expense	(11.0)	(6.3)	(21.6)	(12.9)	4.7	75%	8.7	67%
General and administrative expense	(5.3)	(6.9)	(10.8)	(11.7)	(1.6)	(23)%	(0.9)	(8)%
Other	1.5	—	1.5	—	1.5	*	1.5	*
Earnings from equity method investments (d)	13.4	6.4	30.6	12.8	7.0	109%	17.8	139%
Non-controlling interest in income	(0.9)	—	(1.5)	—	0.9	*	1.5	*

EBITDA (e)	(144.2)	9.1	(135.7)	30.4	(153.3)	*	(166.1)	*
Depreciation and amortization expense	(9.0)	(4.5)	(17.5)	(7.9)	4.5	100%	9.6	122%
Interest income	1.8	0.8	3.4	2.5	1.0	125%	0.9	36%
Interest expense	(7.9)	(4.6)	(16.0)	(8.4)	3.3	72%	7.6	90%

Net (loss) income	$(159.3)	$0.8	$(165.8)	$16.6	$(160.1)	*	$(182.4)	*

Operating data:
Natural gas throughput (MMcf/d) (d)	835	733	831	716	102	14%	115	16%
NGL gross production (Bbls/d) (d)	23,769	21,563	24,480	20,207	2,206	10%	4,273	21%
Propane sales volume (Bbls/d)	14,442	16,179	24,178	25,715	(1,737)	(11)%	(1,537)	(6)%
NGL pipelines throughput (Bbls/d) (d)	34,286	28,376	33,081	27,917	5,910	21%	5,164	18%

*	Percentage change is not meaningful.

(a)	Includes the results from the MEG and Southern Oklahoma acquisitions, from their respective acquisition dates of August and May of 2007.

(b)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap was for a total of approximately 1.9 million barrels through 2012, at $66.72 per barrel.

(c)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and earnings of Black Lake, East Texas and Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(e)	EBITDA consists of net (loss) income less interest income plus interest expense, and depreciation and amortization expense. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues decreased in 2008 compared to 2007, primarily due to the following:

•

$175.2 million decrease related to commodity derivative activity, $0.6 million of which is included in sales of natural gas, NGLs and condensate, and $174.6 million of which is included in losses from commodity derivative activity; partially offset by

•

$113.2 million increase attributable primarily to increased commodity prices, as well as higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system, for our Natural Gas Services segment;

•	$19.7 million increase attributable to increased propane prices, partially offset by decreased propane sales volumes for our Wholesale Propane Logistics segment;

•	$6.5 million increase in transportation, processing and other revenue, primarily attributable to the MEG acquisition in our Natural Gas Services segment; and

•	$0.6 million increase attributable to increased throughput volumes and increases related to changes in product mix in our NGL Logistics segment.

Gross Margin — Gross margin decreased in 2008 compared to 2007, primarily due to the following:

•

$157.3 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity and lower NGL and condensate production across our Northern Louisiana system, partially offset by an increase in natural gas, NGL and condensate production as a result of the MEG and Southern Oklahoma acquisitions and increased commodity prices; and

•

$1.4 million decrease for our Wholesale Propane Logistics segment primarily as a result of commodity derivative activity and lower propane sales volumes, partially offset by higher per unit margins; partially offset by

•	$0.9 million increase for our NGL Logistics segment primarily due to changes in product mix and increased throughput volumes.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions in our Natural Gas Services segment, as well as increased labor and benefits in our Wholesale Propane Logistics segment.

General and Administrative Expense — General and administrative expense decreased in 2008 compared to 2007, primarily as a result of transaction costs incurred in 2007 related to acquisitions and decreased labor and benefits due to lower long-term incentive plan expenses, partially offset by increased fees paid to DCP Midstream, LLC under the Omnibus Agreement, primarily due to acquisitions.

Other — Other operating income increased due to a payment received during the second quarter of 2008 from a supplier to our Wholesale Propane Logistics segment related to the early termination of its supply agreement.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2008 compared to 2007, due to increased equity earnings of $3.9 million from East Texas and $3.2 million from Discovery, partially offset by a decrease of $0.1 million from Black Lake.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income in 2008, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of the 2007 acquisitions.

Interest Expense — Interest expense increased in 2008 compared to 2007, primarily as a result of the financing of the 2007 acquisitions.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•

$195.4 million increase attributable primarily to increased commodity prices, as well as higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system, for our Natural Gas Services segment;

•	$68.3 million increase attributable to increased propane prices, partially offset by decreased propane sales volumes for our Wholesale Propane Logistics segment;

•	$11.3 million increase in transportation, processing and other revenue, primarily attributable to the MEG acquisition in our Natural Gas Services segment; and

•	$1.2 million increase attributable primarily to increased throughput volumes and increases related to changes in product mix for our NGL Logistics segment; partially offset by

•

$210.9 million decrease related to commodity derivative activity, $2.2 million of which is included in sales of natural gas, NGLs and condensate, and $208.7 million of which is included in losses from commodity derivative activity.

Gross Margin — Gross margin decreased in 2008 compared to 2007, primarily due to the following:

•

$174.0 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity and lower NGL and condensate production across our Northern Louisiana system, partially offset by an increase in natural gas, NGL and condensate production as a result of the MEG and Southern Oklahoma acquisitions and increased commodity prices; and

•

$3.6 million decrease for our Wholesale Propane Logistics segment due to lower per unit margins, lower sales volumes, commodity derivative activity and favorable non-cash lower of cost or market inventory adjustments recognized in 2007; partially offset by

•	$1.5 million increase for our NGL Logistics segment attributable primarily due to changes in product mix and increased volumes.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions in our Natural Gas Services.

General and Administrative Expense — General and administrative expense decreased in 2008 compared to 2007, primarily as a result of transaction costs incurred in 2007 related to acquisitions and decreased labor and benefits due to lower long-term incentive plan expenses, partially offset by increased fees paid to DCP Midstream, LLC under the Omnibus Agreement, primarily due to acquisitions.

Other — Other operating income increased due to a payment received during the second quarter of 2008 from a supplier to our Wholesale Propane Logistics segment related to the early termination of its supply agreement.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2008 compared to 2007, due to increased equity earnings of $9.6 million from Discovery, $8.1 million from East Texas and $0.1 million from Black Lake.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income in 2008, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

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

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system acquired in May 2007, a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007, and certain subsidiaries of MEG, acquired in August 2007:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2008 vs. 2007		Variance Six Months 2008 vs. 2007
					Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2008 (a)	2007 (a)	2008 (a)	2007 (a)
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$222.1	$109.5	$382.9	$189.7	$112.6	103%	$193.2	102%
Transportation, processing and other	11.3	6.3	22.0	12.3	5.0	79%	9.7	79%
Losses from commodity derivative activity (b)	(184.5)	(11.6)	(222.6)	(14.3)	172.9	*	208.3	*

Total operating revenues	48.9	104.2	182.3	187.7	(55.3)	(53)%	(5.4)	(3)%
Purchases of natural gas and NGLs	195.1	93.1	331.0	162.4	102.0	110%	168.6	104%

Segment gross margin (c)	(146.2)	11.1	(148.7)	25.3	(157.3)	*	(174.0)	*
Operating and maintenance expense	(8.1)	(3.9)	(15.8)	(7.2)	4.2	108%	8.6	119%
Depreciation and amortization expense	(8.4)	(3.8)	(16.2)	(6.7)	4.6	121%	9.5	142%
Earnings from equity method investments (d)	13.2	6.1	30.0	12.3	7.1	116%	17.7	144%
Non-controlling interest in income	(0.9)	—	(1.5)	—	0.9	*	1.5	*

Segment net (loss) income	$(150.4)	$9.5	$(152.2)	$23.7	$(159.9)	*	$(175.9)	*

Operating data:
Natural gas throughput (MMcf/d) (d)	835	733	831	716	102	14%	115	16%
NGL gross production (Bbls/d) (d)	23,769	21,563	24,480	20,207	2,206	10%	4,273	21%

*	Percentage change is not meaningful.

(a)	Includes the results from the MEG and Southern Oklahoma acquisitions, from their respective acquisition dates of August and May of 2007.

(b)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap was for a total of approximately 1.9 million barrels through 2012, at $66.72 per barrel.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and earnings of East Texas and Discovery, and the amortization of the net difference between the carrying amount of Discovery and the underlying equity of Discovery, for all periods presented.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues decreased in 2008 compared to 2007, primarily due to the following:

•

$173.5 million decrease related to commodity derivative activity, $0.6 million of which is included in sales of natural gas, NGLs and condensate, and $172.9 million of which is included in losses from commodity derivative activity. This activity includes cash settlements related to our investments in East Texas and Discovery of $5.2 million which reduced operating revenues; partially offset by

•	$69.8 million increase attributable to an increase in commodity prices;

•

$43.4 million increase primarily attributable to higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system; and

•	$5.0 million increase in transportation, processing and other revenue primarily as a result of the MEG acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2008 compared to 2007, primarily due to increased natural gas purchased volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, and higher costs of raw natural gas supply, driven by higher commodity prices.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of the following:

•	$173.5 million decrease related to commodity derivative activity, as discussed in the Operating Revenues section above; and

•	$0.7 million decrease primarily attributable to changes in contract mix; partially offset by

•

$11.0 million increase primarily attributable to an increase in natural gas, NGL and condensate production as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system; and

•	$5.9 million increase due to increased commodity prices.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2008 compared to 2007, due to an increase in equity earnings of $3.9 million from East Texas and $3.2 million from Discovery. Increased equity earnings were primarily the result of the following variances, each representing 100% of the earnings drivers for East Texas and Discovery:

•

Increased equity earnings from East Texas were the result of an increase in East Texas’ net income of $15.6 million, due primarily to a $10.5 million increase as a result of higher commodity prices, a $3.9 million increase due to increased fee-based revenue and a decrease in general and administrative expenses of $2.0 million, partially offset by an increase in operating expenses of $1.2 million.

•

Increased equity earnings from Discovery were the result of an increase in Discovery’s net income of $7.8 million, due primarily to $7.5 million higher NGL sales margins resulting primarily from increased per-unit margins on slightly lower NGL sales volumes, partially offset by $1.2 million higher general and administrative expense.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income in 2008, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

NGL production and natural gas transported and/or processed increased in 2008 compared to 2007, due primarily to increased volumes from the MEG and Southern Oklahoma acquisitions and increased volumes from East Texas, partially offset by decreased volumes from Pelico.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues decreased in 2008 compared to 2007, primarily due to the following:

•

$210.5 million decrease related to commodity derivative activity, $2.2 million of which is included in sales of natural gas, NGLs and condensate, and $208.3 million of which is included in losses from commodity derivative activity. This activity includes cash settlements related to our investments in East Texas and Discovery of $8.1 million which reduced operating revenues; partially offset by

•	$109.5 million increase attributable to an increase in commodity prices;

•

$85.9 million increase primarily attributable to higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system; and

•	$9.7 million increase in transportation, processing and other revenue primarily as a result of the MEG acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2008 compared to 2007, primarily due to increased natural gas purchased volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, and higher costs of raw natural gas supply, driven by higher commodity prices.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of the following:

•	$210.5 million decrease related to commodity derivative activity, as discussed in the Operating Revenues section above; partially offset by

•

$25.0 million increase primarily attributable to an increase in natural gas, NGL and condensate production as a result of the MEG and Southern Oklahoma acquisitions, partially offset by lower NGL and condensate production across our Northern Louisiana system;

•	$9.1 million increase due to increased commodity prices; and

•	$2.4 million increase primarily attributable to changes in contract mix.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of the MEG and Southern Oklahoma acquisitions.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2008 compared to 2007, due to an increase in equity earnings of $9.6 million from Discovery and an increase in equity earnings of $8.1 million from East Texas. Increased equity earnings were primarily the result of the following variances, each representing 100% of the earnings drivers for East Texas and Discovery:

•

Increased equity earnings from East Texas were the result of an increase in East Texas’ net income of $32.4 million, due primarily to a $21.0 million increase as a result of higher commodity prices, a $6.0 million increase due to increased fee-based revenue, a $5.5 million increase due to an increase in natural gas volumes and a decrease in general and administrative expenses of $2.6 million, partially offset by an increase in operating expenses of $2.3 million.

•

Increased equity earnings from Discovery were the result of an increase in Discovery’s net income of $24.0 million, due primarily to $22.4 million higher NGL sales margins resulting from increased per-unit margins on higher NGL sales volumes from volumes processed under keep-whole and percent-of liquids processing arrangements and higher plant inlet volumes, and $3.8 million for higher other income, net, partially offset by $2.4 million higher general and administrative expense.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income in 2008, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition.

NGL production and natural gas transported and/or processed increased in 2008 compared to 2007, due primarily to increased volumes from the MEG and Southern Oklahoma acquisitions and increased volumes from East Texas and Discovery, partially offset by decreased volumes from Pelico.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes six owned rail terminals, one of which is currently idle, one leased marine terminal, one pipeline terminal, and access to several open-access pipeline terminals:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2008 vs. 2007		Variance Six Months 2008 vs. 2007
					Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2008	2007	2008	2007
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$95.3	$75.6	$296.0	$227.7	$19.7	26%	$68.3	30%
Other	1.1	—	1.1	—	1.1	*	1.1	*
Losses from commodity derivative activity	(2.1)	(0.4)	(1.1)	(0.7)	1.7	425%	0.4	57%

Total operating revenues	94.3	75.2	296.0	227.0	19.1	25%	69.0	30%
Purchases of propane	91.9	71.4	285.0	212.4	20.5	29%	72.6	34%

Segment gross margin (a)	2.4	3.8	11.0	14.6	(1.4)	(37)%	(3.6)	(25)%
Operating and maintenance expense	(2.7)	(2.1)	(5.4)	(5.3)	0.6	29%	0.1	2%
Depreciation and amortization expense	(0.3)	(0.2)	(0.6)	(0.4)	0.1	50%	0.2	50%
Other	1.5	—	1.5	—	1.5	*	1.5	*

Segment net income	$0.9	$1.5	$6.5	$8.9	$(0.6)	(40)%	$(2.4)	(27)%

Operating data:
Propane sales volume (Bbls/d)	14,442	16,179	24,178	25,715	(1,737)	(11)%	(1,537)	(6)%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$27.9 million increase attributable to higher propane prices; and

•	$1.1 million increase attributable to other fee revenue; partially offset by

•

$8.2 million decrease attributable to decreased propane sales volumes as a result of supply disruptions and lower demand as a result of higher prices, partially offset by increased propane sales volumes due to the completion of the Midland terminal in May 2007; and

•	$1.7 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2008 compared to 2007, primarily due to increased prices and the completion of the Midland terminal in May 2007, partially offset by decreased purchased volumes as a result of supply disruptions.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of commodity derivative activity and lower propane sales volumes, partially offset by higher per unit margins.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily due to increased labor and benefits.

Other — Other operating income increased due to a payment received in the second quarter of 2008 from a supplier related to the early termination of its supply agreement.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$81.6 million increase attributable to higher propane prices; and

•	$1.1 million increase attributable to other fee revenue; partially offset by

•

$13.3 million decrease attributable to decreased propane sales volumes as a result of milder weather in portions of our markets in 2008, supply disruptions and lower demand as a result of higher prices, partially offset by increased propane sales volumes due to the completion of the Midland terminal in May 2007; and

•	$0.4 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2008 compared to 2007, primarily due to increased prices and the completion of the Midland terminal in May 2007, partially offset by decreased purchased volumes as a result of milder weather in portions of our markets in 2008 and supply disruptions.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of lower per unit margins, lower sales volumes, commodity derivative activity and favorable non-cash lower of cost or market inventory adjustments recognized in 2007.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2008 compared to 2007.

Other — Other operating income increased due to a payment received in the second quarter of 2008 from a supplier related to the early termination of its supply agreement.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2008 vs. 2007		Variance Six Months 2008 vs. 2007
					Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2008	2007	2008	2007
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$1.1	$0.5	$2.3	$1.1	$0.6	120%	$1.2	109%
Transportation, processing and other	1.6	1.2	3.0	2.5	0.4	33%	0.5	20%

Total operating revenues	2.7	1.7	5.3	3.6	1.0	59%	1.7	47%
Purchases of NGLs	0.8	0.7	1.5	1.3	0.1	14%	0.2	15%

Segment gross margin (a)	1.9	1.0	3.8	2.3	0.9	90%	1.5	65%
Operating and maintenance expense	(0.2)	(0.3)	(0.4)	(0.4)	(0.1)	(33)%	—	—%
Depreciation and amortization expense	(0.3)	(0.5)	(0.7)	(0.8)	(0.2)	(40)%	(0.1)	(13)%
Earnings from equity method investment (b)	0.2	0.3	0.6	0.5	(0.1)	(33)%	0.1	20%

Segment net income	$1.6	$0.5	$3.3	$1.6	$1.1	220%	$1.7	106%

Operating data:
NGL pipelines throughput (Bbls/d) (b)	34,286	28,376	33,081	27,917	5,910	21%	5,164	18%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “How We Evaluate Our Operations” above.

(b)	Includes 45% of the throughput volumes and earnings of Black Lake and the amortization of the net difference between the carrying amount of Black Lake and the underlying equity of Black Lake, for all periods presented.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to increased transportation and other fees, increased throughput volumes and increases related to changes in product mix.

Purchases of NGLs — Purchases of NGLs remained relatively constant in 2008 compared to 2007.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007 primarily due to changes in product mix and increased throughput volumes.

Earnings from Equity Method Investments — Earnings from equity method investments remained relatively constant in 2008 compared to 2007.

Overall, our NGL pipelines experienced an increase in throughput volumes in 2008 compared to 2007, primarily as a result of an increase in processing activity associated with increased drilling due to higher commodity prices.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to increased throughput volumes, increased transportation and other fees, and increases related to changes in product mix.

Purchases of NGLs — Purchases of NGLs remained relatively constant in 2008 compared to 2007.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007 primarily due to changes in product mix and increased throughput volumes.

Earnings from Equity Method Investments — Earnings from equity method investments remained relatively constant in 2008 compared to 2007.

Overall, our NGL pipelines experienced an increase in throughput volumes in 2008 compared to 2007, primarily as a result of an increase in processing activity associated with increased drilling due to higher commodity prices.

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

We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our equity method investments;

•	borrowings under our revolving credit facility;

•	cash realized from the liquidation of securities that are pledged under our term loan facility;

•	issuance of additional partnership units;

•	debt offerings;

•	guarantees issued by DCP Midstream, which reduce the amount of cash collateral we may be required to post with certain counterparties to our commodity derivative instruments; and

•	letters of credit.

We anticipate our more significant uses of resources to include:

•	capital expenditures;

•	contributions to our equity method investments to finance our share of their capital expenditures;

•	business and asset acquisitions;

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts; and

•	quarterly distributions to our unitholders.

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

The counterparties to each of our swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined “collateral threshold.” Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Prior to our initial public offering, DCP Midstream provided parental guarantees, which currently total $63.0 million, to certain counterparties to our commodity derivative instruments. In July 2008, DCP Midstream provided additional parental guarantees totaling $200.0 million to certain counterparties to our commodity derivative instruments. We also have letters of credit totaling $75.0 million. These parental guarantees and letters of credit reduce the amount of cash we may be required to post as collateral. As of August 1, 2008, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for hedges guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had a working capital deficit of $1.9 million and $1.1 million as of June 30, 2008 and December 31, 2007, respectively. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Net cash provided by or used in operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2008	2007
	(Millions)
Net cash provided by operating activities	$12.7	$39.8
Net cash used in investing activities	$(152.4)	$(99.3)
Net cash provided by financing activities	$127.5	$68.3

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

We paid net cash for settlements of our commodity derivative instruments during the six months ended June 30, 2008 and 2007 totaling $25.4 million and $0.1 million, respectively.

We and our predecessor received cash distributions from equity method investments of $37.5 million and $18.5 million during the six months ended June 30, 2008 and 2007, respectively. Distributions exceeded earnings by $6.9 million and $5.7 million for the six months ended June 30, 2008 and 2007, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2008 was comprised of: (1) capital expenditures of $17.1 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; (2) acquisition of the MEG subsidiaries of $10.9 million; (3) investments in Discovery of $1.9 million and East Texas of $2.5 million; and (4) net purchases of available-for-sale securities of $120.0 million.

Net cash used in investing activities during the six months ended June 30, 2007 was comprised primarily of: (1) asset acquisitions of $191.3 million; (2) capital expenditures of $7.6 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; and (3) investments in Discovery of $3.9 million; which were partially offset by (4) net sales of available-for-sale securities of $103.4 million.

We invested cash in equity method investments of $4.4 million and $3.9 million during the six months ended June 30, 2008 and 2007, respectively, to fund our share of capital expansion projects.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2008 was comprised of (1) proceeds from debt of $432.0 million; (2) proceeds from sales of common limited partner units of $132.1 million, net of offering costs; (3) contributions from non-controlling interests of $2.5 million; and (4) contributions from DCP Midstream, LLC of $1.9 million; partially offset by (5) distributions to our unitholders of $35.3 million; (6) payments of debt of $402.0 million; and (7) distributions to non-controlling interests of $3.2 million.

Net cash provided by financing activities during the six months ended June 30, 2007, was comprised of (1) proceeds from debt of $188.0 million; and (2) the issuance of common units for $128.5 million, net of offering costs; partially offset by (3) payments of debt of $207.0 million; (4) distributions to our unitholders of $16.4 million; (5) changes in advances from DCP Midstream, LLC of $14.6 million; and (6) the excess of purchase price over the acquired assets attributable to a payment related to our acquisition of our wholesale propane logistics business of $9.9 million.

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

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:

•

maintenance capital expenditures, which are cash expenditures where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long term, our operating capacity or revenues; and

•

expansion capital expenditures, which are cash expenditures for acquisitions or capital improvements made to increase our operating capacity or revenues (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).

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

Our capital expenditures, excluding acquisitions, totaled $17.1 million and $7.6 million, including maintenance capital expenditures of $2.1 million and $0.9 million, and expansion capital expenditures of $15.0 million and $6.7 million, during the six months ended June 30, 2008 and 2007, respectively. In conjunction with the acquisition of our investments in East Texas and Discovery, we entered into an agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for 25% of certain East Texas capital expenditures, and will reimburse us for 40% of certain Discovery capital expenditures, as defined in the agreement, from July 1, 2007 through completion of the capital projects, for a period not to exceed three years. We also have an agreement with certain producers whereby these producers will reimburse us for certain capital projects completed by us. As a result, during the six months ended June 30, 2008, we had an increase in receivables of $0.2 million related to collections of maintenance capital expenditures from DCP Midstream, LLC and producers. As a result, our total maintenance capital expenditures net of reimbursements totaled approximately $1.9 million for the six months ended June 30, 2008. For the six months ended June 30, 2007, our changes in receivables related to collections of maintenance capital expenditures from DCP Midstream, LLC and producers were not significant.

During the third quarter of 2008, we announced plans to invest, along with the partners to our joint venture, approximately $150.0 million over a multi-year period to construct a gathering pipeline to support our Colorado system, located in the Collbran Valley area of the Piceance Basin in western Colorado. Our interest in this pipeline is 70%.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas to construct a gathering pipeline to support the East Texas system. Our interest in this pipeline is 25%. The pipeline is scheduled to be operational during the second quarter of 2009.

During the third quarter of 2008, we announced plans, along with M2 Midstream, LLC, an unaffiliated entity, to pursue development of a natural gas pipeline in northern Louisiana. If constructed, this pipeline is expected to be operational during the third quarter of 2009.

Annual maintenance capital expenditures in 2008 have increased as a result of a larger asset base due to the MEG and Southern Oklahoma acquisitions. We expect to fund future capital expenditures with restricted investments, funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders of $35.3 million during the six months ended June 30, 2008, as compared to $16.4 million for the same period in 2007. We intend to make quarterly distribution payments to our unitholders to the extent we have sufficient cash from operations after the establishment of reserves.

Description of Amended Credit Agreement — We have a 5-year credit agreement, or the Credit Agreement, consisting of a $630.0 million revolving credit facility and a $220.0 million term loan facility. The Credit Agreement matures on June 21, 2012. We have the option of increasing the size of the revolving credit facility to $1.0 billion with the consent of the issuing lenders.

During the six months ended June 30, 2008, we borrowed $252.0 million from our revolving credit facility for general corporate purposes and $30.0 million to fund a partial retirement of our term loan facility, and we repaid $372.0 million. During the six months ended June 30, 2008, we borrowed $150.0 million from our term loan facility, and we repaid $30.0 million. As of June 30, 2008, the outstanding balance on the revolving credit facility was $440.0 million and the outstanding balance on the term loan facility was $220.0 million. As of June 30, 2008, the weighted-average effective interest rate was 5.16% per annum on the $440.0 million of outstanding debt under our revolving credit facility, and the weighted-average interest rate was 2.59% on the $220.0 million of outstanding debt under our term loan facility.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for general corporate purposes and for letters of credit. At June 30, 2008 and December 31, 2007, we had outstanding letters of credit of $0.3 million and $0.2 million under the Credit Agreement, respectively. As of June 30, 2008, the available capacity under our revolving credit facility was $189.7 million.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of June 30, 2008, is as follows:

	Payments Due by Period
	Total	Remainder of 2008	2009-2010	2011-2012	2013 and Thereafter
	(Millions)
Long-term debt (a)	$740.0	$11.3	$45.1	$683.6	$—
Operating lease obligations	39.7	4.6	15.3	12.2	7.6
Purchase obligations (b)	1,702.7	213.2	585.9	461.9	441.7
Other long-term liabilities (c)	8.4	—	0.4	0.2	7.8

Total	$2,490.8	$229.1	$646.7	$1,157.9	$457.1

(a)	Includes interest payments on long-term debt that has been hedged, because the interest rate is determinable. Interest payments on long-term debt, which has not been hedged, are not included as they are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Purchase obligations include $0.1 million of purchase orders for capital expenditures and $1,702.6 million of various non-cancelable commitments to purchase physical quantities of commodities in future periods. For contracts where the price paid is based on an index, the amount is based on the forward market prices at June 30, 2008. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)	Other long-term liabilities include $7.7 million of asset retirement obligations and $0.7 million of environmental reserves recognized in the June 30, 2008 condensed consolidated balance sheet.

Our off-balance obligations consist solely of our operating lease obligations.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162 — In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS 162, which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a significant impact on our consolidated results of operations, cash flows or financial position.

FASB Staff Position, or FSP, No. SFAS 142-3 “Determination of the Useful Life of Intangible Assets,” or FSP 142-3 — In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of assessing the impact of FSP 142-3 on our consolidated results of operations, cash flows or financial position.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 161 on our disclosures.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 160 on our consolidated results of operations, cash flows or financial position.

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

SFAS No. 157, “Fair Value Measurements,” or SFAS 157 — In September 2006, the FASB issued SFAS 157, which was effective for us on January 1, 2008. SFAS 157:

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

The adoption of this standard resulted in us making slight changes to our valuation methodologies to incorporate the marketplace participant view as prescribed by SFAS 157. Such changes included, but were not limited to, changes in valuation policies to reflect an exit price methodology, the effect of considering our own non-performance risk on the valuation of liabilities, and the effect of any change in our credit rating or standing. As a result of adopting SFAS 157, we have recorded a cumulative effect transition adjustment of approximately $5.8 million as an increase to earnings and approximately $1.3 million as an increase to accumulated other comprehensive income during the three months ended March 31, 2008. All changes in our valuation methodology have been incorporated into our fair value calculations as of June 30, 2008.

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

FSP of Financial Interpretation, or FIN, 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1 —In April 2008, the FASB issued FSP FIN 39-1, which permits, but does not require, a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This FSP became effective for us beginning on January 1, 2008, however, we have elected to continue our policy to not offset cash collateral against our derivative asset or liability positions, and will continue to reflect such amounts on a gross basis in our condensed consolidated balance sheets.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $425.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swaps re-price prospectively approximately every 90 days. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At June 30, 2008, the effective weighted-average interest rate on our $440.0 million of outstanding revolver debt was 5.16%, taking into account the $425.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $235.0 million as of June 30, 2008, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $1.2 million annualized increase or decrease in interest expense.

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

We estimate the following non-cash sensitivities related to the mark-to-market on our commodity derivatives associated with our Commodity Cash Flow Protection Activities:

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income)
			(Millions)
Natural gas prices	$1.00	MMBtu	$6.0
Crude oil prices	$5.00	Barrel	$18.2

We estimate the following annualized sensitivities, excluding any impact from the mark-to-market on our commodity derivatives, due to the impact of market fluctuations in 2008:

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income
			(Millions)
Natural gas prices	$1.00	MMBtu	$1.1
NGL prices	$0.10	Gallon	$2.6
Crude oil prices	$5.00	Barrel	$0.2

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

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and the Principal Accounting Officer, in the absence of a Chief Financial Officer, of DCP Midstream GP, LLC, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that, as of the end of the period covered by this report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and the required information was effectively recorded, processed, summarized and reported within the time period necessary to prepare this quarterly report. Our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and the Principal Accounting Officer, in the absence of a Chief Financial Officer, of DCP Midstream GP, LLC, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The counterparties to our derivative instruments may require us to post collateral in the event that our potential payment exposure exceeds a predetermined collateral threshold. As of August 1, 2008, DCP Midstream provided parental guarantees to certain counterparties to our commodity derivative instruments totaling $263.0 million and we had letters of credit totaling $75.0 million, which reduce the amount of cash we may be required to post as collateral. As of August 1, 2008, we had no cash collateral posted with counterparties. Depending on the movement in commodity prices, the amount of collateral posted may increase, reducing our liquidity.

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

Item 6.	Exhibits

Exhibits

Exhibit Number	Description

10.1	Propane Sales Contract, effective May 1, 2008, between Spectra Energy Propane LLC and Gas Supply Resources LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited Condensed Consolidated Balance Sheet of DCP Midstream GP, LP as of June 30, 2008.

99.2	Unaudited Condensed Consolidated Balance Sheet of DCP Midstream, LLC as of June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 8, 2008.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
Name: Mark A. Borer Title: Chief Executive Officer

By:	/s/ Scott R. Delmoro
	Name:	Scott R. Delmoro
	Title:	Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Propane Sales Contract, effective May 1, 2008, between Spectra Energy Propane LLC and Gas Supply Resources LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President & Controller, Chief Accounting Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Unaudited Condensed Consolidated Balance Sheet of DCP Midstream GP, LP as of June 30, 2008.

99.2	Unaudited Condensed Consolidated Balance Sheet of DCP Midstream, LLC as of June 30, 2008.