Form 10-K
period 2008-12-31
DCP Midstream Partners, LP
filed 2009-03-05
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2008, was approximately $582,555,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2008.

As of February 23, 2009, there were outstanding 28,233,183 common limited partner units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Item		Page

PART I.
1.	Business	2
1A.	Risk Factors	27
1B.	Unresolved Staff Comments	49
2.	Properties	49
3.	Legal Proceedings	50
4.	Submission of Matters to a Vote of Unitholders	50

PART II.
5.	Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Units	51
6.	Selected Financial Data	54
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
7A.	Quantitative and Qualitative Disclosures about Market Risk	94
8.	Financial Statements and Supplementary Data	100
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	151
9A.	Controls and Procedures	151
9B.	Other Information	154

PART III.
10.	Directors, Executive Officers and Corporate Governance	154
11.	Executive Compensation	160
12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters	172
13.	Certain Relationships and Related Transactions, and Director Independence	173
14.	Principal Accounting Fees and Services	178

PART IV.
15.	Exhibits and Financial Statement Schedules	179
Signatures		213
Exhibit Index		215
EX-3.1
EX-10.16
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-23.4
EX-23.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

i

GLOSSARY OF TERMS

The following is a list of certain industry terms used throughout this report:

Bbl	barrel
Bbls/d	barrels per day
BBtu/d	one billion Btus per day
Bcf/d	one billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Fractionation	the process by which natural gas liquids are separated into individual components
Frac spread	price differences, measured in energy units, between equivalent amounts of natural gas and NGLs
MBbls	one thousand barrels
MBbls/d	one thousand barrels per day
MMBtu	one million Btus
MMBtu/d	one million Btus per day
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
MMscf	one million standard cubic feet
NGLs	natural gas liquids
Tcf	one trillion cubic feet
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” as well as the following risks and uncertainties:

•	the extent of changes in commodity prices, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

•	general economic, market and business conditions;

•	the level and success of natural gas drilling around our assets, and our ability to connect supplies to our gathering and processing systems in light of competition;

•	our ability to grow through acquisitions, contributions from affiliates, or organic growth projects, and the successful integration and future performance of such assets;

•	our ability to access the debt and equity markets, which will depend on general market conditions, interest rates and our ability to effectively limit a portion of the adverse effects of potential changes in interest rates by entering into derivative financial instruments, and the credit ratings for our debt obligations;

•	our ability to purchase propane from our principal suppliers for our wholesale propane logistics business;

•	our ability to construct facilities in a timely fashion, which is partially dependent on obtaining required building, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for supplies;

•	the creditworthiness of counterparties to our transactions;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and our third-party-owned infrastructure;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment or the increased regulation of our industry;

•	industry changes, including the impact of consolidations, increased delivery of liquefied natural gas to the United States, alternative energy sources, technological advances and changes in competition; and

•	the amount of collateral we may be required to post from time to time in our transactions.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Our Partnership

DCP Midstream Partners, LP along with its consolidated subsidiaries, or we, us, our, or the partnership, is a Delaware limited partnership formed in August 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We completed our initial public offering on December 7, 2005. We are currently engaged in the business of gathering, compressing, treating, processing, transporting and selling natural gas, producing, transporting, storing and selling propane in wholesale markets and transporting and selling NGLs and condensate. Supported by our relationship with DCP Midstream, LLC and its parents, Spectra Energy Corp, or Spectra Energy, and ConocoPhillips, we have a management team dedicated to executing our growth strategy by acquiring and constructing additional assets.

Our operations are organized into three business segments, Natural Gas Services, Wholesale Propane Logistics and NGL Logistics. A map representing the location of the assets that comprise our segments is set forth below. Additional maps detailing the individual assets can be found on our website at www.dcppartners.com.

Our Natural Gas Services segment includes:

•	Our Northern Louisiana system, which is an integrated pipeline system located in northern Louisiana and southern Arkansas that gathers, compresses, treats, processes, transports and sells natural gas, and that transports and sells NGLs and condensate. This system consists of the following:

•	the Minden processing plant and gathering system, which includes a 115 MMcf/d cryogenic natural gas processing plant supplied by approximately 725 miles of natural gas gathering pipelines, connected to approximately 460 receipt points, with throughput and processing capacity of approximately 115 MMcf/d;

•	the Ada processing plant and gathering system, which includes a 45 MMcf/d refrigeration natural gas processing plant supplied by approximately 130 miles of natural gas gathering pipelines, connected to approximately 210 receipt points, with throughput capacity of approximately 80 MMcf/d; and

•	the Pelico Pipeline, LLC system, or Pelico system, an approximately 600-mile intrastate natural gas gathering and transportation pipeline with throughput capacity of approximately 250 MMcf/d and connections to the Minden and Ada processing plants and approximately 450 other receipt points. The Pelico system delivers natural gas to multiple interstate and intrastate pipelines, as well as directly to industrial and utility end-use markets.

•	Our Southern Oklahoma, or Lindsay, gathering system, which was acquired in May 2007, consists of approximately 225 miles of pipeline, with throughput capacity of approximately 35 MMcf/d.

•	Our equity interests that were acquired in July 2007 from DCP Midstream, LLC, consist of the following:

•	our 40% interest in Discovery Producer Services LLC, or Discovery, which operates a 600 MMcf/d cryogenic natural gas processing plant, a natural gas liquids fractionator plant, an approximately 280-mile natural gas pipeline with approximate throughput capacity of 600 MMcf/d that transports gas from the Gulf of Mexico to its processing plant, and several onshore laterals expanding its presence in the Gulf; and

•	our 25% interest in DCP East Texas Holdings, LLC, or East Texas, which operates a 780 MMcf/d natural gas processing complex, a natural gas liquids fractionator and an approximately 900-mile gathering system with approximate throughput capacity of 780 MMcf/d, as well as third party gathering systems, and delivers residue gas to interstate and intrastate pipelines.

•	Our Colorado and Wyoming gathering, processing and compression assets were acquired in August 2007 from DCP Midstream, LLC, and consist of the following:

•	our 70% operating interest in the approximately 30-mile Collbran Valley Gas Gathering system, or Collbran system, has assets in the Piceance Basin that gather and process natural gas from over 20,000 dedicated acres in western Colorado, and a processing facility with a capacity of 120 MMcf/d; and

•	The Powder River Basin assets, which include the approximately 1,320-mile Douglas gas gathering system, or Douglas system, with throughput capacity of approximately 60 MMcf/d and covers more than 4,000 square miles in northeastern Wyoming, and Millis terminal, and associated NGL pipelines in southwestern Wyoming.

•	Our Michigan gathering and treating assets were acquired in October 2008 from Michigan Pipeline & Processing, LLC, or MPP. These assets consist of five natural gas treating plants and an approximately 155-mile gas gathering pipeline system with throughput capacity of 330 MMcf/d; an approximately 55-mile residue gas pipeline; a 75% interest in Jackson Pipeline Company, a partnership owning an approximately 25-mile residue pipeline, or Jackson Pipeline; and a 44% interest in the Litchfield pipeline, a 30-mile pipeline whereby we lease our undivided interest to ANR Pipeline Company through the use of a direct financing lease expiring in 2031.

Our Wholesale Propane Logistics segment acquired in November 2006 from DCP Midstream, LLC includes:

•	six owned rail terminals located in the Midwest and northeastern United States, one of which was idled in 2007 to consolidate our operations, with aggregate storage capacity of 25 MBbls;

•	one leased marine terminal located in Providence, Rhode Island, with storage capacity of 410 MBbls;

•	one pipeline terminal located in Midland, Pennsylvania with storage capacity of 56 MBbls; and

•	access to several open access pipeline terminals.

Our NGL Logistics segment includes:

•	our Seabreeze pipeline, an approximately 68-mile intrastate NGL pipeline located in Texas with throughput capacity of 33 MBbls/d;

•	our Wilbreeze pipeline, the construction of which was completed in December 2006, an approximately 39-mile intrastate NGL pipeline located in Texas, which connects a DCP Midstream, LLC gas processing plant to the Seabreeze pipeline, with throughput capacity of 11 MBbls/d; and

•	our 45% interest in the Black Lake Pipe Line Company, or Black Lake, the owner of an approximately 317-mile interstate NGL pipeline in Louisiana and Texas with throughput capacity of 40 MBbls/d.

We have no revenue or segment profit or loss attributable to international activities.

For additional information on our segments, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Our Business Strategies

Our primary business objective is to have sustained company profitability and a strong balance sheet. In addition, we would focus on profitable growth, thereby increasing our cash distribution per unit over time. We intend to accomplish this objective by executing the following business strategies:

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

The execution of our business strategies and our level of growth is dependent upon the availability and cost of capital, as well as the availability of growth opportunities. The recent turmoil in the capital markets has resulted in significantly higher costs of public debt and equity funds.

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

Strategically located assets.  Our assets are strategically located in areas that hold potential for expanding each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active natural gas producing areas including western Colorado, northern Louisiana, Michigan, southern Oklahoma, eastern Texas, northeastern Wyoming and the Gulf of Mexico. These natural gas gathering systems provide a variety of services to our customers including natural gas gathering, compression, treating, processing, fractionation and transportation services. The strategic location of our assets, coupled with their geographic diversity, presents us continuing opportunities to provide competitive natural gas services to our customers and opportunities to attract new natural gas production. Our NGL Logistics segment has strategically located NGL transportation pipelines in northern Louisiana, eastern Texas and southern Texas, all of which are major NGL producing regions. Our NGL pipelines connect to various natural gas processing plants in the region and transport the NGLs to large fractionation facilities, a petrochemical plant or an underground NGL storage facility along the Gulf Coast. Our Wholesale Propane Logistics Segment has terminals in the Northeastern and upper Midwestern states that are strategically located to receive and deliver propane to one of the largest demand areas for propane in the United States.

Stable cash flows.  Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our derivative activities, generate relatively stable cash flows. While certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a significant portion of our currently anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2013 with fixed price natural gas and crude oil swaps. For additional information regarding our derivative activities, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk — Commodity Cash Flow Protection Activities.”

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

Comprehensive propane logistics systems.  We have multiple propane supply sources and terminal locations for wholesale propane delivery. We believe our diversity of supply sources and our ability to purchase large volumes of propane supply and transport such supply for resale or storage allows us to provide our customers with reliable supplies of propane during periods of tight supply. These capabilities also allow us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.

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

Our Relationship with DCP Midstream, LLC and its Parents

One of our principal strengths is our relationship with DCP Midstream, LLC and its parents, Spectra Energy and ConocoPhillips. DCP Midstream, LLC intends to use us as an important growth vehicle to pursue the acquisition, expansion, and existing and organic construction of midstream natural gas, NGL and other complementary energy businesses and assets. In November 2006, we acquired our wholesale propane logistics business, in July 2007, we acquired our interest in Discovery and East Texas, and in August 2007, we acquired our Collbran and Douglas systems associated with Momentum Energy Group, Inc., or MEG, from DCP Midstream, LLC. We expect to have future opportunities to make additional acquisitions directly from DCP

Midstream, LLC; however, we cannot say with any certainty which, if any, of these acquisitions may be made available to us, or if we will choose to pursue any such opportunity. In addition, through our relationship with DCP Midstream, LLC and its parents, we expect to have access to a significant pool of management talent, strong commercial relationships throughout the energy industry and DCP Midstream, LLC’s broad operational, commercial, technical, risk management and administrative infrastructure.

DCP Midstream, LLC has a significant interest in our partnership through its approximately 1% general partner interest in us, all of our incentive distribution rights and a 29% limited partner interest in us. We have entered into an omnibus agreement, or the Omnibus Agreement, with DCP Midstream, LLC and some of its affiliates that governs our relationship with them regarding the operation of many of our assets, as well as certain reimbursement and indemnification matters.

Natural Gas and NGLs Overview

The midstream natural gas industry is the link between exploration and production of natural gas and the delivery of its components to end-use markets, and consists of the gathering, compression, treating, processing, transporting and selling of natural gas, and the production, transporting and selling of NGLs.

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

Natural Gas Processing and Transportation

The principal component of natural gas is methane, but most natural gas also contains varying amounts of NGLs including ethane, propane, normal butane, isobutane and natural gasoline. NGLs have economic value and are utilized as a feedstock in the petrochemical and oil refining industries or directly as heating, engine or industrial fuels. Long-haul natural gas pipelines have specifications as to the maximum NGL content of the gas to be shipped. In order to meet quality standards for long-haul pipeline transportation, natural gas collected through a gathering system may need to be processed to separate hydrocarbon liquids from the natural gas that can have higher values as NGLs. NGLs are typically recovered by cooling the natural gas until the NGLs become separated through condensation. Cryogenic recovery methods are processes where this is accomplished at temperatures lower than minus 150°F. These methods provide higher NGL recovery yields. After being extracted from natural gas, the NGLs are typically transported via NGL pipelines or trucks to a fractionator for separation of the NGLs into their component parts.

In addition to NGLs, natural gas collected through a gathering system may also contain impurities, such as water, sulfur compounds, nitrogen or helium, which must also be removed to meet the quality standards for long-haul pipeline transportation. As a result, a natural gas processing plant will typically provide ancillary services such as dehydration and condensate separation prior to processing. Dehydration removes water from the natural gas stream, which can form ice when combined with natural gas and cause corrosion when combined with carbon dioxide or hydrogen sulfide. Natural gas with a carbon dioxide or hydrogen sulfide content higher than permitted by pipeline quality standards requires treatment with chemicals called amines at a separate treatment plant prior to processing. Condensate separation involves the removal of hydrocarbons from the natural gas stream. Once the condensate has been removed, it may be stabilized for transportation away from the processing plant via truck, rail or pipeline.

Wholesale Propane Logistics Overview

General

We are engaged in wholesale propane logistics in the midwest and northeastern United States. Wholesale propane logistics covers the receipt of propane from processing plants, fractionation facilities and crude oil refineries, the transportation of that propane by pipeline, rail or ship to terminals and storage facilities, the storage of propane and the delivery of propane to retail distributors.

Production of Propane

Propane is extracted from the natural gas stream at processing plants, separated from NGLs at fractionation facilities or separated from crude oil during the refining process. Most of the propane that is consumed in the United States is produced at processing plants, fractionation facilities and refineries located in the mid-continent, along the Texas and Louisiana Gulf Coast or in foreign locations, particularly Canada, the North Sea, East Africa and the Middle East. There are limited processing plants and fractionation facilities in the northeastern United States, and propane production is limited.

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

Delivery

Often, upon receipt of propane at marine, rail and pipeline terminals, product is delivered to customer trucks or is stored in tanks located at the terminals or in off-site bulk storage facilities for future delivery to customers. Most terminals and storage facilities have a tanker truck loading facility commonly referred to as a “rack.” Often independent retailers will rely on independent trucking companies to pick up propane at the rack and transport it to the retailer at its location. Each truck has transport capacity of generally between 9,500 and 12,500 gallons of propane.

Natural Gas Services Segment

General

Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varying array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, fractionating and transporting natural gas; however, we do not offer all services in every location. These assets are positioned in areas with active drilling programs and opportunities for both organic growth and readily integrated acquisitions. We operate in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Northern Louisiana system, our Southern Oklahoma system, our equity interests in Discovery and East Texas, our 70% operating interest in the Collbran system, our Douglas system, and our Michigan gathering and treating assets. The Southern Oklahoma and East Texas assets provide operating synergies and opportunities for growth in conjunction with DCP Midstream. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

Our Natural Gas Services segment consists of approximately 4,500 miles of pipe, five processing plants, a treating plant, two NGL fractionation facilities and over 120,000 horsepower of compression capability. The processing plants that service our natural gas gathering systems include one cryogenic facility with approximately 115 MMcf/d of processing capacity, two refrigeration style facilities with approximately 165 MMcf/d of processing capacity and two cryogenic facilities owned via equity interests with our proportionate share at approximately 435 MMcf/d of processing capacity. Further, our Minden and Discovery processing facilities both have ethane rejection capabilities that serve to optimize value of the gas stream. The combined NGL production from our processing facilities is in excess of 20,000 barrels per day and is delivered and sold into various NGL takeaway pipelines or trucked out.

The volume throughput on our assets is in excess of 830 MMcf/d from over 3,600 individual receipt points and originates from a diversified mix of natural gas producing companies. Our Southern Oklahoma, East Texas, Northern Louisiana, Discovery and Collbran systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint.

We have primarily a mix of percent-of-proceeds and fee-based contracts with our producing customers in our Natural Gas Services segment. Contracts at Minden, Southern Oklahoma, Douglas, Discovery and East Texas have a large component of percent-of-proceeds contracts due to the processing value of the gas streams at each of these systems. In addition, Discovery may also generate a portion of its earnings through keep-

whole contracts. The Pelico, Ada, Minden, Collbran and Michigan systems are predominantly supported by fee-based contracts. This diverse contract mix is a result of contracting patterns that are largely a result of the competitive landscape in each particular geographic area.

In total, our natural gas gathering systems have the ability to deliver gas into over 20 downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.

Gathering Systems, Processing Plants and Transportation Systems

Following is operating data for our systems:

	Approximate
	Gas Gathering				Approximate		2008 Operating Data
	and	Partnership	Plants	Fractionator	Net Plant		Natural Gas		NGL
	Transmission	Operated	Operated	Operated by	Capacity		Throughput		Production
System	System (Miles)	Plants	by Others	Others	(MMcf/d)		(MMcf/d)(a)		(Bbls/d)(a)

Minden	725	1	—	—	115		83		4,619
Ada	130	1	—	—	45		62		165
Pelico	600	—	—	—	—		171		—
Southern Oklahoma (Lindsay)	225	—	—	—	—		18		2,203
Collbran	30	1	—	—	120		90		486
Douglas	1,320	—	—	—	—		16		1,025
Michigan	265	—	—	—	—		75		—
Discovery	280	—	1	1	240	(b)	170	(b)	4,703	(b)
East Texas	900	—	1	1	195	(b)	153	(b)	7,458	(b)

Total	4,475	3	2	2	715		838		20,659

(a)	Represents total volumes for 2008 divided by 366 days.

(b)	For Discovery and East Texas, includes our 40% and 25% proportionate share, respectively, of the approximate net plant capacity, natural gas throughput and NGL production.

The Northern Louisiana natural gas gathering system includes the Minden, Ada and Pelico systems, which gather natural gas from producers at approximately 670 receipt points and deliver it for processing to the processing plants. The Minden gathering system also delivers NGLs produced at the Minden processing plant to our 45% owned Black Lake pipeline. There are 26 compressor stations located within the system, comprised of 60 units with an aggregate of approximately 70,000 horsepower. Through our Northern Louisiana system, we offer producers and customers wellhead-to-market services. The Northern Louisiana system has numerous market outlets for the natural gas we gather, including several intrastate and interstate pipelines, major industrial end-users and major power plants. The system is strategically located to facilitate the transportation of natural gas from Texas and northern Louisiana to pipeline connections linking to markets in the eastern and northeastern areas of the United States.

The Minden processing plant is a cryogenic natural gas processing and treating plant located in Webster Parish, Louisiana. This processing plant has amine treating and ethane recovery and rejection capabilities such that we can recover approximately 80% of the ethane contained in the natural gas stream. In addition, the processing plant is able to reject the majority of the ethane when justified by market economics. This processing flexibility enables us to maximize the value of ethane for our customers. In 2002, we upgraded the Minden processing plant to enable greater ethane recovery and rejection capabilities. As part of that project, we reached an agreement with certain customers to receive 100% of the realized margin attributable to the incremental value of ethane recovered as an NGL from the natural gas stream when appropriate market conditions exist. The defined return on the initial investment for this ethane recovery upgrade was reached in 2007.

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

The Southern Oklahoma system consists of 9,500 horsepower of compression, and approximately 350 receipt points, and is located in the Golden Trend area of McClain, Garvin and Grady counties in southern Oklahoma. The system was acquired from Anadarko Petroleum Corporation in May 2007 and is adjacent to assets owned by DCP Midstream, LLC. Currently, natural gas gathered by the system is delivered to the Oneok Maysville plant for processing; however, we will have the ability in 2009 to process the gas at a DCP Midstream, LLC processing plant to enhance our processing economics. The current Maysville connection provides marketing flexibility to multiple pipelines and access to local liquid markets using Oneok’s fractionation capabilities.

The Collbran system has assets in the southern Piceance Basin that gather natural gas at high pressure from over 20,000 dedicated acres in western Colorado, and a refrigeration natural gas processing plant with a current capacity of 120 MMcf/d. Our 70% operating interest in the Collbran system was acquired from DCP Midstream, LLC in August 2007 following its acquisition of MEG. The remaining interests in the joint venture are held by Occidental Petroleum Corporation (25%) and Delta Petroleum Corporation (5%), who are also producers on the system. The processing plant was expanded in 2008 to an operating capacity to 120 MMcf/d to accommodate expected increases in volumes. The Collbran system is currently undergoing a further expansion, which is scheduled to be completed in the third quarter of 2009, consisting of an additional 24-inch pipeline loop and compression at the Anderson Gulch site. The expansion, expected to be completed in 2009, would increase the pipeline capacity to over 200 MMcf/d and enable gas deliveries to the Meeker Plant through a downstream connection with Enterprise Products Partners LP, which is also expanding its system feeding its plant. The Collbran system is designed to ultimately have throughput capacity of over 600 MMcf/d depending on future production growth.

The Douglas system has natural gas gathering pipelines that cover more than 4,000 square miles in Wyoming with over 1,300 miles of pipe. The system gathers primarily rich casing-head gas from oil wells at low pressure from approximately 650 receipt points and delivers the gas to a third party for processing under a fee agreement. The Douglas system has approximately 16,000 horsepower of compression to maintain our low pressure gathering service. The Douglas system was acquired from DCP Midstream, LLC in August 2007 following its acquisition of MEG.

We acquired MPP on October 1, 2008. These assets consist of five natural gas treating plants and an approximately 155-mile gas gathering pipeline system with throughput capacity of 330 MMcf/d; an approximately 55-mile residue gas pipeline; a 75% interest in Jackson Pipeline Company, a partnership owning an approximately 25-mile residue pipeline; and a 44% interest in the Litchfield pipeline, a 30-mile pipeline whereby we lease our undivided interest to ANR Pipeline Company through the use of a direct financing lease expiring in 2031.

We have a 40% equity interest in Discovery and the remaining 60% is owned by Williams Partners, L.P. Discovery owns (1) a natural gas gathering and transportation pipeline system located primarily off the coast of Louisiana in the Gulf of Mexico, with six delivery points connected to major interstate and intrastate pipeline systems; (2) a cryogenic natural gas processing plant in Larose, Louisiana; (3) a fractionator in Paradis, Louisiana and (4) an NGL pipeline connecting the gas processing plant to the fractionator. The Discovery system, operated by the Williams Companies, offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. The Discovery system is able to reject the majority of the ethane when justified by market economics.

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

Additionally, Discovery has signed definitive agreements with Chevron Corporation, Total E&P USA, Inc., and StatoilHydro ASA to construct an approximate 34-mile gathering pipeline lateral to connect Discovery’s existing pipeline system to these producers’ production facilities for the Tahiti prospect in the deepwater region of the Gulf of Mexico. The Tahiti pipeline lateral expansion has a design capacity of approximately 200 MMcf/d. Chevron expects first production to commence in the third quarter of 2009. In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC made capital contributions to us as reimbursement for remaining costs for the Tahiti pipeline lateral expansion, which were substantially completed in 2008.

We own a 25% interest in East Texas (the remaining 75% is owned by DCP Midstream, LLC), which gathers, transports, treats, compresses and processes natural gas and NGLs. The East Texas facility may also fractionate NGL production, which can be marketed at nearby petrochemical facilities. The operations, located near Carthage, Texas, include a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems. The complex includes the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines. The Carthage Hub acts as a key exchange point for the purchase and sale of residue gas in the eastern Texas region. The East Texas system consists of approximately 900 miles of pipe, processing capacity of 780 MMcf/d, fractionation capacity of 11,000 Bbls/d, over 25,000 horsepower of compression and serves over 1,500 receipt points in and around its geographic footprint.

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

Natural Gas and NGL Markets

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

The NGLs extracted from the natural gas at the Minden processing plant are delivered to our 45%-owned Black Lake pipeline through our wholly-owned approximately 9-mile Minden NGL pipeline. The Black Lake pipeline delivers NGLs to Mt. Belvieu. The NGLs extracted from natural gas at the Ada processing plant are sold at market index prices to affiliates and are delivered to third parties’ trucks at the tailgate of the plant.

The Southern Oklahoma system has access through the Maysville processing plant to deliver gas into mid-continent transmission pipelines such as Oneok Gas Transportation and Southern Star Central Gas Pipelines, among others. When the Southern Oklahoma system delivers into the DCP Midstream, LLC owned processing plant(s) in the second quarter of 2009, a similar mix of mid-continent pipelines and markets will be available to our customers. NGLs produced from this system are delivered to Oneok Gas Transportation.

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

The Michigan Antrim gas gathering and treating system delivers Antrim Shale gas to the South Chester Treating Complex. Antrim Shale natural gas requires treating in order to meet downstream gas pipeline quality specifications. The treated gas is transported to MichCon Gathering system from the tailgate of the plant. The Bay Area pipeline delivers fuel gas to a third party power plant owned by Consumers Energy. The Jackson Pipeline is operated by Consumers Energy and connects several intrastate pipelines with the Eaton Rapids gas storage facility. The Litchfield pipeline is operated by ANR Pipeline Company and facilitates receipts or deliveries between ANR Pipeline Company and the Eaton Rapids storage facility. All Michigan assets were acquired from MPP on October 1, 2008.

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

Customers and Contracts

The primary suppliers of natural gas to our Natural Gas Services segment are a broad cross-section of the natural gas producing community. We actively seek new producing customers of natural gas on all of our systems to increase throughput volume and to offset natural declines in the production from connected wells. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, by connecting new wells drilled on dedicated acreage and by obtaining natural gas that has been directly received or released from other gathering systems.

We had no third-party customers in our Natural Gas Services segment that accounted for greater than 10% of our revenues.

Our contracts with our producing customers in our Natural Gas Services segment are primarily a mix of commodity sensitive percent-of-proceeds contracts and non-commodity sensitive fee-based contracts. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at Minden, Southern Oklahoma, Douglas and East Texas are processed under percent-of-proceeds contracts. Discovery has percent-of-proceeds contracts and fee-based contracts, as well as some keep-whole contracts. The majority of the contracts for our Pelico, Ada, Collbran and Michigan systems are fee-based agreements. Our gross margin generated from percent-of-proceeds contracts is directly correlated to the price of natural gas, NGLs and condensate.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally correlated to the price of crude oil, except in recent periods, when NGL pricing has been at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close correlation. Changes in the correlation of the price of NGLs and crude oil may cause our commodity price sensitivities to vary. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing operations through 2013.

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

Wholesale Propane Logistics Segment

General

We operate a wholesale propane logistics business in the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island and Vermont.

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

We manage our wholesale propane margins by selling propane to retail propane distributors under annual sales agreements negotiated each spring that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a retail propane distributor desires to purchase propane from us on a fixed price basis, we sometimes enter into fixed price sales agreements with terms of generally up to one year, and we manage this commodity price risk by entering into either offsetting physical purchase agreements or financial derivative instruments, with either

DCP Midstream, LLC or third parties, that generally match the quantities of propane subject to these fixed price sales agreements. The financial derivatives are accounted for using mark-to-market accounting. Our portfolio of multiple supply sources and storage capabilities allows us to actively manage our propane supply purchases and to lower the aggregate cost of supplies. Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may continue to periodically recognize non-cash lower of cost or market inventory adjustments. In addition, we may, on occasion, use financial derivatives to manage the value of our propane inventories.

Pipeline deliveries to the northeast market in the winter season are generally at capacity and competing pipeline dependent terminals can have supply constraints or outages during peak market conditions. Our system of terminals has substantial excess capacity, which provides us with opportunities to increase our volumes with minimal additional cost. Additionally, we constructed a propane pipeline terminal located in Midland, Pennsylvania that became operational in May 2007, and we are actively seeking new terminals through acquisition or construction to expand our distribution capabilities, subject to the availability of capital.

Our Terminals

Our operations include six propane rail terminals with aggregate storage capacity of 25 MBbls, one of which was idled in 2007 to consolidate our operations, one propane marine terminal with storage capacity of 410 MBbls, one propane pipeline terminal with storage capacity of 56 MBbls and access to several open access pipeline terminals. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. The marine terminal is leased on a long-term lease agreement. Each of our rail terminals consist of two to three propane tanks with capacity of between 120,000 and 270,000 gallons for storage, and two high volume loading racks for loading propane into trucks. Our aggregate truck-loading capacity is approximately 400 trucks per day. We could expand each of our terminals’ loading capacity by adding a third loading rack to handle future growth. High volume submersible pumps are utilized to enable trucks to fully load within 15 minutes. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases. Each terminal relies on leased rail trackage for the storage of the majority of its propane inventory in these leased railcars. These railcars mitigate the need for larger numbers of fixed storage tanks and reduce initial capital needs when constructing a terminal. Each railcar holds approximately 30,000 gallons of propane.

We are also actively seeking to expand and favorably position our wholesale propane distribution business into the upper Midwest and Mid-Atlantic states, and have constructed a propane pipeline terminal in western Pennsylvania that became operational in May 2007.

Propane Supply

Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements under index-based pricing. The remaining supply is purchased on annual or month-to-month terms to match our anticipated sale requirements. During 2008, our primary suppliers of propane included a subsidiary of DCP Midstream, LLC, Aux Sable Liquid Products LP and Spectra Energy. During 2007, our primary suppliers of propane included Shell International Trading and Shipping Company, Aux Sable Liquid Products LP and a subsidiary of DCP Midstream, LLC.

For our rail terminals, we contract for propane at various major supply points in the United States and Canada, and transport the product to our terminals under long-term rail commitments, which provide fixed transportation costs that are subject to prevailing fuel surcharges. We also purchase propane supply from natural gas fractionation plants and crude oil refineries located in the Texas and Louisiana Gulf Coast. Through this process, we take custody of the propane and either sell it in the wholesale market or store it at our facilities. For our marine terminal, we have historically contracted under annual agreements for delivered shipments of propane. In May 2008, we entered into a long term contract with Spectra Energy that offers both product and shipping capabilities. The port where the marine terminal facility is located has been expanded, and we can now receive propane supply from larger propane tankers.

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

NGL Logistics Segment

General

We operate our NGL Logistics business in the states of Louisiana and Texas.

Our NGL transportation assets consist of our wholly-owned approximately 68-mile Seabreeze intrastate NGL pipeline and our wholly-owned approximately 39-mile Wilbreeze intrastate NGL pipeline, both of which are located in Texas, and a 45% interest in the approximately 317-mile Black Lake interstate NGL pipeline located in Louisiana and Texas. These NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, a petrochemical plant and an underground NGL storage facility. In aggregate, our NGL transportation business has 73 MBbls/d of capacity and in 2008 average throughput was approximately 31 MBbls/d.

Our pipelines provide transportation services to customers on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods in the past, and will likely experience periods in the future, when higher natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.

NGL Pipelines

Seabreeze and Wilbreeze Pipelines.  The Seabreeze pipeline has capacity of 33 MBbls/d and for 2008 average throughput on the pipeline was approximately 17 MBbls/d. The Seabreeze pipeline was put into service in 2002 to deliver NGLs to a large processing plant with capacity of approximately 340 MMcf/d located in Matagorda County, and a NGL pipeline. The Seabreeze pipeline also delivered to a second plant, which was closed during 2008. The Seabreeze pipeline is the sole NGL pipeline for one processing plant and is the only delivery point for two NGL pipelines. One third party NGL pipeline transports NGLs from five natural gas processing plants located in southeastern Texas that have aggregate processing capacity of approximately 1.6 Bcf/d. Three of these processing plants are owned by DCP Midstream, LLC. In total seven processing plants produce NGLs that flow into the Seabreeze pipeline from processed natural gas produced in southern Texas and offshore in the Gulf of Mexico. The Seabreeze pipeline delivers the NGLs it receives from these sources to a fractionator and a storage facility. We completed construction of our Wilbreeze pipeline in December 2006. Current capacity of the Wilbreeze pipeline is 11 MBbls/d and average throughput on the pipeline was approximately 6 MBbls/d for 2008.

Black Lake Pipeline.  The Black Lake pipeline has capacity of 40 MBbls/d and for 2008, average throughput on the Black Lake pipeline at our 45% interest was approximately 8 MBbls/d. The Black Lake pipeline was constructed in 1967 and delivers NGLs from processing plants in northern Louisiana and southeastern Texas to fractionation plants at Mont Belvieu on the Texas Gulf Coast. The Black Lake pipeline receives NGLs from three natural gas processing plants in northern Louisiana, including our Minden plant, Regency Intrastate Gas, LLC’s Dubach processing plant and Chesapeake Energy Corporation’s Black Lake processing plant. The Black Lake pipeline is the sole NGL pipeline for all of these natural gas processing plants in northern Louisiana, as well as the Ceritas South Raywood processing plant located in southeastern Texas, and also receives NGLs from XTO Energy Inc.’s Cotton Valley processing plant. In addition, the Black Lake pipeline receives NGLs from a natural gas processing plant located in southeastern Texas.

There are currently five significant active shippers on the pipeline, with DCP Midstream, LLC historically being the largest, representing approximately 47% of total throughput in 2008. The Black Lake pipeline generates revenues through a FERC-regulated tariff, and the average rate per barrel was $1.00 in 2008, $0.95 in 2007 and $0.94 in 2006.

Black Lake is a partnership that is operated by and 50% owned by BP PLC. Black Lake is required by its partnership agreement to make monthly cash distributions equal to 100% of its available cash for each month, which is defined generally as receipts plus reductions in cash reserves less disbursements and increases in cash reserves. In anticipation of a pipeline integrity project, Black Lake suspended making monthly cash distributions in December 2004 in order to reserve cash to pay the expenses of this project. This project was completed and cash distributions resumed during 2008.

Customers and Contracts

The Wilbreeze pipeline is supported by an NGL product dedication agreement with DCP Midstream, LLC.

Effective December 1, 2005, we entered into a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will purchase the NGLs that were historically purchased by us, and DCP Midstream, LLC will pay us to transport the NGLs pursuant to a fee-based rate that will be applied to the volumes transported. We have entered into this fee-based contractual arrangement with the objective of generating approximately the same operating income per barrel transported that we realized when we were the purchaser and seller of NGLs. We do not take title to the products transported on the NGL pipelines; rather, the shipper retains title and the associated commodity price risk. DCP Midstream, LLC is the sole shipper on the Seabreeze pipeline under a long-term transportation agreement. The Seabreeze pipeline only collects fee-based transportation revenue under this agreement. DCP Midstream, LLC receives its supply of NGLs that it then transports on the Seabreeze pipeline under an NGL purchase agreement with Williams. Under this agreement, Williams has dedicated all of their respective NGL production from this processing plant to DCP Midstream, LLC. DCP Midstream, LLC has a sales agreement with Formosa. Additionally, DCP Midstream, LLC has a transportation agreement with TEPPCO Partners, L.P. that covers all of the NGL volumes transported on TEPPCO Partners, L.P.’s South Dean NGL pipeline for delivery to the Seabreeze pipeline.

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

We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines in high-consequence areas within 10 years. The DOT has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. We currently estimate we will incur costs of approximately $2.0 million between 2009 and 2013 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. This does not include the costs, if any, of repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program. DCP Midstream, LLC agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions associated with repairing the Black Lake pipeline that are determined to be necessary as a result of the pipeline integrity testing. We anticipate repairs of approximately $0.8 million on the pipeline, which will be funded directly from Black Lake. We will not make contributions to Black Lake to cover these expenses.

States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we or the entities in which we own an interest operate. Our natural gas transmission and regulated gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.

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

FERC Regulation of Operations

FERC regulation of pipeline gathering and transportation services, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.

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

On January 18, 2007, the FERC issued a Notice of Proposed Rulemaking or 2007 NOPR in Docket No. RM07-1 wherein it proposes to make permanent its interim standards of conduct issued in Order 690. The Commission also sought comment as to whether it should make comparable changes to the electric industry standards of conduct that were not affected by either the November 2006 decision by the D.C. Circuit, or by Order 690, as well as comments regarding certain other electric-related exceptions to Order 2004. We continue to closely monitor these proceedings and administer our compliance programs accordingly.

On March 21, 2008, FERC issued an NOPR to revise the Standards of Conduct to make them clearer and to refocus the rules on the areas where there is the greatest potential for affiliate abuse, or 2008 NOPR. The 2008 NOPR replaces the 2007 NOPR. The 2008 NOPR applies the Standards of Conduct to any interstate natural gas pipeline that conducts transportation transactions with an affiliate that engages in marketing functions. The definition of marketing function exempts sales from gathering and processing facilities.

On October 16, 2008, FERC issued Order No. 717 providing a final rule on the FERC Standards of Conduct that conforms to the U.S. Court of Appeals Decision. The final rule applies the Standards of Conduct to interstate natural gas pipelines that conduct transportation transactions with an affiliate that engages in marketing functions. Under the final rule, interstate pipeline transmission information is restricted from being disclosed to the affiliate’s marketing function employees. The definition of marketing function employees is limited to those employees engaged on a day-to-day basis in the sale for resale of natural gas in interstate commerce. The FERC Standards of Conduct do not apply to Discovery under the final rule.

The Outer Continental Shelf Lands Act, or OCSLA, requires that all pipelines operating on or across the outer continental shelf, or OCS, provide open access, non-discriminatory transportation service. In an effort to heighten its oversight of transportation on the OCS, the FERC attempted to promulgate reporting requirements with respect to OCS transportation, but the regulations were struck down as ultra vires by a federal district court, which decision was affirmed by the D.C. Circuit in October 2003. The FERC withdrew those regulations in March 2004. Subsequently, in April 2004, the Minerals Management Service, or MMS, initiated an inquiry into whether it should amend its regulations to assure that pipelines provide open and non-discriminatory access over OCS pipeline facilities. In April 2007, the MMS issued a notice of proposed rulemaking that would establish a process for a shipper transporting oil or gas production from OCS leases to follow if it believes it has been denied open and nondiscriminatory access to OCS pipelines. However, the proposed rule makes clear that the MMS will defer to FERC with respect to pipelines subject to FERC’s NGA and Interstate Commerce Act jurisdiction, stating that the MMS would not consider complaints regarding a FERC pipeline that, for example, originates from a lease on the OCS and then transports production onshore to an adjacent state. The MMS has also proposed a regulation providing for civil penalties of up to $10,000 per day for violations of the OCSLA’s open and nondiscriminatory access requirements. On June 18, 2008, the MMS issued a final rule regarding open and nondiscriminatory access to pipelines on the OCS that is generally consistent with the NOPR. The final rule did institute a time limit of two years from the time of the denial of open access for initiating a formal complaint. The final rule is effective August 18, 2008. We do not expect that the final rule will affect our OCS operations.

On July 19, 2007, FERC issued a proposed policy statement regarding the appropriate composition of proxy groups for purposes of determining natural gas and oil pipeline equity returns to be included in cost-of-service based rates. FERC proposed to permit inclusion of publicly traded partnerships in the proxy group analysis relating to return on equity determinations in rate proceedings, provided that the analysis be limited to actual publicly traded partnership distributions capped at the level of the pipeline’s earnings and that evidence be provided in the form of a multiyear analysis of past earnings demonstrating a publicly traded partnership’s ability to provide stable earnings over time. On November 15, 2007, the FERC requested additional comments regarding the method to be used for creating growth forecasts for publicly traded partnerships, and FERC held a technical conference on this issue in January 2008. On April 17, 2008, FERC issued a final policy statement regarding the appropriate composition of proxy groups. FERC concluded, among other things, that MLPs should be included in the Return on Equity or ROE proxy group for both oil and gas pipelines. FERC established a paper hearing for establishing the ROE for cases that were pending before FERC. The policy statement could result in the establishment of a higher ROE in future rate proceedings but the full effect is uncertain until the policy is applied.

On September 20, 2007, FERC issued a Notice of Inquiry regarding Fuel Retention Practices of Natural Gas Pipelines (Fuel NOI). The Fuel NOI inquires whether the current policy which allows natural gas pipelines to choose between two options for recovering the costs of fuel and lost and unaccounted for (LAUF) gas should be changed in favor of a uniform method. Comments have been filed in response to the Fuel NOI. On November 20, 2008, FERC terminated this proceeding and declined making any changes to the fuel retention practices of natural gas pipelines.

On September 20, 2007, FERC issued a Notice of Proposed Rulemaking regarding Revisions to Forms, Statements, and Reporting Requirements for Natural Gas Pipelines (Reporting NOPR). The Reporting NOPR proposed to require pipelines to (i) provide additional information regarding their sources of revenue and amounts included in rate base; (ii) identify costs related to affiliate transactions; and (iii) provide additional information regarding incremental facilities, and discounted and negotiated rates. According to FERC, the changes would assist pipeline customers and other third parties in analyzing a pipeline’s actual return as compared with its approved rate of return based on publicly filed data. On March 21, 2008, FERC issued Order No. 710 implementing revisions to the forms, statements and reporting requirements of natural gas pipelines. The order is effective on January 1, 2008 and impacts the 2008 FERC Form 2 and subsequent Form 3-Qs. The final rule generally adopts the changes provided in the Reporting NOPR. While the revisions will require additional time in the development of the report, the impact of the final rule is not expected to be material to Discovery.

On November 15, 2007, FERC issued a notice of proposed rulemaking proposing to permit market-based pricing for short-term capacity releases and to facilitate asset management arrangements by relaxing FERC’s prohibition on tying and on its bidding requirements for certain capacity releases (Capacity Release NOPR). FERC proposes to lift the price ceiling for short-term capacity release transactions of one year or less. The Capacity Release NOPR is proposed to enable releasing shippers to offer competitively-priced alternatives to pipelines’ negotiated rates and to encourage more efficient construction of capacity. Under FERC’s proposal, it is possible for the releasing shipper to release the natural gas at market-based prices while pipelines would still be subject to the maximum rate cap. On June 19, 2008, FERC issued Order No. 712 implementing revised capacity release rules that revised the capacity release regulations consistent with the Capacity Release NOPR.

The most significant modification was to allow for capacity releases of one year or less to be awarded to the highest rate, without regard to the maximum rate. The impact of this rule to Discovery should be immaterial.

On December 21, 2007, FERC issued a notice of proposed rulemaking which proposes to require interstate natural gas pipelines and certain non-interstate natural gas pipelines to post capacity, daily scheduled flow information, and daily actual flow information. On November 20, 2008, FERC issued Order No. 720, a final rule adopting new regulations that require certain “major non-interstate pipelines” and interstate pipelines to publicly post certain operational and scheduling information. Interstate pipelines must post the volumes of no-notice transportation flows at each receipt and delivery point before 11:30 a.m. central clock time three days after the day of gas flow. The final rule requires interstate pipelines to post less information than under the proposed rule. The final rule does not apply to Discovery.

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

On December 21, 2007, FERC issued a notice of proposed rulemaking which proposes to require interstate natural gas pipelines and certain non-interstate natural gas pipelines to post capacity, daily scheduled flow information, and daily actual flow information. On November 20, 2008, FERC issued Order No. 720, a final rule adopting new regulations that require certain “major non-interstate pipelines” and interstate pipelines to publicly post certain operational and scheduling information. . Under the final rule, Order No. 720, “major non-interstate” gas pipelines must publicly post on a daily basis on an Internet web site (1) the design capacity of each receipt or delivery point that has a design capacity equal to or greater than 15,000 MMBtu/day, and (2) the amount scheduled at each such delivery point whenever capacity is scheduled. Order No. 720 defines a “major non interstate pipeline” as a company that is not an interstate pipeline and delivers annually more than fifty million MMBtu of natural gas measured in average deliveries for the previous three calendar years. The final rule exempts major non-interstate pipelines that lie entirely upstream of a processing, treatment, or dehydration plant. The implementation date is 150 days following the issuance of an order addressing the pending requests for rehearing. The Pelico and EastTrans Limited Partnership or East Trans systems are considered major non interstate pipelines and are required to comply with this rule. Compliance with this rule will result in additional administrative burdens related to the associated information technology costs.

On November 20, 2008, FERC issued an NOI to explore whether intrastate pipelines and Hinshaw pipelines providing interstate transportation and storage services should be required to post details of their transactions with shippers in a manner comparable to the posting requirements of interstate pipelines. Comments are due February 13, 2009. FERC’s NOI is subject to change based on comments filed and therefore we cannot predict the scope of the final rulemaking.

The Discovery interstate natural gas pipeline system filed with FERC on November 16, 2007 a rate case settlement with a January 1, 2008 effective date. Also, modifications were made to the imbalance resolution and fuel reimbursement sections of Discovery’s tariff. The settlement was approved on February 5, 2008 for all parties except ExxonMobil who contested the settlement. ExxonMobil will continue to pay the previous rates. ExxonMobil has an interruptible contract that was last used in 2006 so there will be no material impact by this outcome.

Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We believe that our natural gas pipelines meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of material, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, and in some instances complaint-based rate regulation.

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

Sales of Natural Gas

The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related derivative activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission, or CFTC. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.

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

The pending FERC proceeding regarding the appropriate composition of proxy groups for purposes of determining equity returns to be included in cost-of-service based rates is also applicable to FERC-regulated oil pipelines. On April 17, 2008, FERC issued a final policy statement regarding the appropriate composition of proxy groups. FERC concluded, among other things, that MLPs should be included in the ROE proxy group for both oil and gas pipelines. FERC established a paper hearing for establishing the ROE for cases that were pending before FERC. The policy statement could result in the establishment of a higher ROE in future rate proceedings but the full effect is uncertain until the policy is applied.

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

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. Following the performance of an audit by us during 2007 on facilities included in our Northern Louisiana system, we identified and subsequently self-disclosed to the Louisiana Department of Environmental Quality alleged violations of environmental law arising primarily from historical operations at certain of those facilities. We are currently involved in settlement discussions with the Louisiana Department of Environmental Quality to resolve these alleged matters. In addition, The Colorado Department of Public Health and Environment, or CDPHE, has alleged violations of the environmental permit at the Anderson Gulch Gas Plant, as a result of an inspection in January 2008. The allegations are primarily related to recordkeeping requirements. We are currently in settlement discussions with the CDPHE to resolve this matter. Aside from these enforcement matters, we believe that we are in material compliance with these requirements. We do not believe our future operations will be materially adversely affected by such requirements or enforcement matters.

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

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases often referred to as “greenhouse gases” may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to regulate greenhouse gas emissions. In addition, at least one-third of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) we process. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has indicated that it will issue a rulemaking notice to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, although the date for issuance of this notice has not been finalized. The Court’s holding in the Massachusetts decision that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain CAA programs. New federal or state laws requiring adoption of a stringent greenhouse gas control program or imposing restrictions on emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for the oil and gas we transport.

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

Employees

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is wholly-owned by DCP Midstream, LLC. As of December 31, 2008, the General Partner or its affiliates employed 10 people directly and approximately 138 people who provided direct support for our operations through DCP Midstream, LLC. None of these employees are covered by collective bargaining agreements. Our General Partner considers its employee relations to be good.

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

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to continue to make cash distributions to holders of our common units at our current distribution rate.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, level of production of, and demand for, natural gas, propane, condensate and NGLs;

•	the success of our commodity derivative and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;

•	the volume of natural gas we gather, treat, compress, process, transport and sell, the volume of propane and NGLs we transport and sell, and the volumes of propane we store;

•	the relationship between natural gas, NGL and crude oil prices;

•	the level of competition from other energy companies;

•	the impact of weather conditions on the demand for natural gas and propane;

•	the level of our operating and maintenance and general and administrative costs; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost and form of payment for acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets at reasonable rates;

•	restrictions contained in our debt agreements;

•	the amount of cash distributions we receive from our equity interests; and

•	the amount of cash reserves established by our general partner.

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

All of these items could significantly and adversely impact our ability to distribute cash to the unitholders.

The amount of cash we have available for distribution to holders of our common units depends primarily on our cash flow and not solely on profitability.

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

Our gathering and transportation pipeline systems are connected to or dependent on the level of production from natural gas wells, from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The primary factors affecting our ability to obtain new supplies of natural gas and NGLs, and to attract new customers to our assets include the level of successful drilling activity near these assets, and our ability to compete for volumes from successful new wells.

The level of drilling activity is dependent on economic and business factors beyond our control. The primary factor that impacts drilling decisions is natural gas prices. Currently, natural gas prices are lower than in recent periods. For example, the rolling twelve-month average New York Mercantile Exchange, or NYMEX, daily settlement price of natural gas futures contracts per MMBtu was $6.21, $7.96 and $7.23 as of December 31, 2008, 2007 and 2006 respectively. During periods of natural gas price decline, the level of drilling activity could decrease. A sustained decline in natural gas prices could result in a decrease in exploration and development activities in the fields served by our gathering and pipeline transportation systems and our natural gas treating and processing plants, which would lead to reduced utilization of these assets. Other factors that impact production decisions include producers’ capital budgets, the ability of producers to borrow funds and access capital markets at reasonable rates, the ability of producers to obtain necessary drilling and other governmental permits, and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells, or declines due to reductions in drilling activity or competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

Our Natural Gas Services segment is affected by the level of natural gas, NGL and condensate prices. NGL and condensate prices generally fluctuate on a basis that correlates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs, condensate and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related downstream operations;

•	the level of domestic and offshore production;

•	a general downturn in economic conditions, including demand for NGLs;

•	the availability of imported natural gas, NGLs and crude oil and the demand in the U.S. and globally for these commodities;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems;

•	the availability and marketing of competitive fuels;

•	the extent of governmental regulation and taxation.

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of the proceeds from the sale of residue gas and NGLs resulting from our processing activities, and then sell the resulting residue gas and NGLs at market prices. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuate. We have mitigated a significant portion of our share of anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2013 with derivative instruments.

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

We have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes from our gathering and processing operations through 2013 by entering into derivative financial instruments relating to the future price of natural gas and crude oil. Additionally, we have entered into interest rate swap agreements to convert a portion of the variable rate revolving debt under our 5-year credit agreement that matures in June 2012, or the Credit Agreement, to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices and interest rates.

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

As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our earnings and cash flows. In addition, even though our management monitors our derivative activities, these activities can result in material losses. Such losses could occur under various circumstances, including if a counterparty does not or is unable to perform its obligations under the applicable derivative arrangement, the derivative arrangement is imperfect or ineffective, or our risk management policies and procedures are not properly followed or do not work as planned.

Volumes of natural gas dedicated to our systems in the future may be less than we anticipate.

As a result of the unwillingness of producers to provide reserve information as well as the cost of such evaluation, we do not have independent estimates of total reserves dedicated to our systems or the anticipated life of such reserves. If the reserves connected to our gathering systems are less than we anticipate and we are unable to secure additional sources of natural gas, then the volumes of natural gas on our systems in the future could be less than we anticipate.

We depend on certain natural gas producer customers for a significant portion of our supply of natural gas and NGLs.

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. Our two primary suppliers of natural gas represented approximately 30% of the natural gas supplied in our Natural Gas Services segment during the year ended December 31, 2008. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

If we are not able to purchase propane from our principal suppliers, or we are unable to secure transportation under our transportation arrangements, our results of operations in our wholesale propane logistics business would be adversely affected.

Most of our propane purchases are made under supply contracts that have a term of between one to five years and provide various pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 82% of our propane supplied during the year ended December 31, 2008. In the event that we are unable to purchase propane from our significant suppliers or replace terminated or expired supply contracts, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals under our rail commitments, our ability to satisfy customer demand and our revenue and results of operations would be adversely affected.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify businesses engaged in managing, operating or owning pipelines, processing and storage assets or other midstream assets for acquisitions, joint ventures and construction projects;

•	consummate accretive acquisitions or joint ventures and complete construction projects;

•	appropriately identify liabilities associated with acquired businesses or assets;

•	integrate acquired or constructed businesses or assets successfully with our existing operations and into our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business; and

•	obtain required financing for our existing and new operations.

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

Furthermore, we have recently grown significantly through a number of acquisitions. For example, in May 2007 we acquired the southern Oklahoma system, in July 2007 we acquired a 25% interest in East Texas and a 40% interest in Discovery from DCP Midstream, LLC, in August 2007 we acquired certain subsidiaries of MEG that hold our Douglas and Collbran assets from DCP Midstream, LLC and in October 2008, we acquired the Michigan assets. If we fail to properly integrate these acquired assets successfully with our existing operations, if the future performance of these acquired assets does not meet our expectations, or we did not identify significant liabilities associated with the acquired assets, the anticipated benefits from these acquisitions may not be fully realized.

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

The profitability of our NGL pipelines is dependent on the level of production of NGLs from processing plants. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost (principally that of natural gas as a feedstock and fuel) of separating the NGLs from the natural gas. As a result, we may experience periods in which higher natural gas prices relative to NGL prices reduce the volume of natural gas processed at plants connected to our NGL pipelines, as well as reducing the amount of NGL extraction, which would reduce the volumes and gross margins attributable to our NGL pipelines.

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

Historically, a substantial portion of the propane we purchase to support our wholesale propane logistics business is delivered at our rail terminals or by ship at our leased marine terminal in Providence, Rhode Island. We also rely on shipments of propane via the Buckeye Pipeline for our Midland Terminal and via TEPPCO Partners, LP’s pipeline to open access terminals. Any significant interruption in the service at these terminals would adversely affect our ability to obtain propane, which could reduce the amount of propane that we distribute and impact our revenues or cash available for distribution.

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

The majority of our natural gas gathering and intrastate transportation operations are exempt from FERC regulation under the NGA but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of regular litigation, so the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on any reassessment by us of the jurisdictional status of our facilities or on future determinations by FERC and the courts.

In addition, the rates, terms and conditions of some of the transportation services we provide on our Pelico pipeline system and the EasTrans Limited Partnership or EasTrans pipeline system owned by East Texas, are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Pelico system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under a rate settlement with FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Black Lake pipeline system is an interstate transporter of NGLs and is subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPAct 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1,000,000 per day for each violation.

Other state and local regulations also affect our business. Our non-proprietary gathering lines are subject to ratable take and common purchaser statutes in Louisiana. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our proprietary gathering lines are currently subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

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

The Discovery interstate natural gas pipeline system filed with FERC on November 16, 2007 a rate case settlement with a January 1, 2008 effective date. Also, modifications were made to the imbalance resolution and fuel reimbursement sections of Discovery’s tariff. FERC approved the settlement on February 5, 2008 for all parties except ExxonMobil who contested the settlement. ExxonMobil will continue to pay the previous rates.

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

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas, NGLs and other petroleum products, air emissions related to our operations, and historical industry operations and waste disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and governmental claims for natural resource damages or fines or penalties for related violations of environmental laws or regulations. In addition, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance or from indemnification from DCP Midstream, LLC.

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

Although many of our natural gas facilities fall within a class that is not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipeline. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. Our NGL pipelines are also subject to integrity management and other safety regulations imposed by the Texas Railroad Commission, or TRRC.

We currently estimate that we will incur costs of approximately $2.0 million between 2009 and 2013 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.

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

The construction of additions or modifications to our existing midstream asset systems or propane terminals involves numerous regulatory, environmental, political and legal and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of additions to our existing gathering, transportation and propane terminal assets may require us to obtain new rights-of-way prior to constructing new facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines, expand our network of propane terminals, or capitalize on other attractive expansion opportunities. The construction of additions to our existing gathering, transportation and propane terminal assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, natural gas liquids, or propane. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional propane terminals may require greater capital investment if the commodity prices of certain supplies such as steel increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

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

The capital markets have recently experienced volatility, uncertainty and interventions by various governments around the globe. This turmoil in the global capital markets has caused significant financial uncertainty. Our access to funds under the Credit Agreement is dependent on the ability of the lenders that are party to the Credit Agreement to meet their funding obligations. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity. Lehman Brothers Commercial Bank, or Lehman Brothers, a lender to the Credit Agreement, has failed to fund under that agreement since its bankruptcy. Accordingly, the capacity under our Credit Agreement is approximately $824.6 million, excluding Lehman Brothers’ unfunded commitment. If additional lenders under the Credit Agreement were to fail to fund their share of the Credit Agreement, our available borrowings could be further reduced. In addition, our borrowing capacity may be further limited by the Credit Agreement’s financial covenant requirements.

A significant downturn in the economy could adversely affect our results of operations, financial position or cash flows. In the event that our results were negatively impacted, we could require additional funds for working capital purposes. The recent turmoil in the capital markets has resulted in significantly higher costs of public debt and equity funds and reduced funding capabilities generally. Further deterioration in the capital markets could adversely affect our ability to access funds on reasonable terms in a timely manner.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

Our Credit Agreement has capacity of approximately $824.6 million, assuming no capacity related to Lehman Brothers’ unfunded commitment, matures on June 21, 2012, and consists of a $764.6 million revolving credit facility and a $60.0 million term loan facility for working capital and other general corporate purposes. As of December 31, 2008, the outstanding balance on the revolving credit facility was $596.5 million and the outstanding balance on the term loan facility was $60.0 million.

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

DCP Midstream, LLC owns and controls our general partner. Some of our general partner’s directors, and some of its executive officers, are directors or officers of DCP Midstream, LLC or its parents. Therefore, conflicts of interest may arise between DCP Midstream, LLC and its affiliates and our unitholders. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires DCP Midstream, LLC to pursue a business strategy that favors us. DCP Midstream, LLC’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of DCP Midstream, LLC, which may be contrary to our interests;

•	our general partner is allowed to take into account the interests of parties other than us, such as DCP Midstream, LLC and its affiliates, in resolving conflicts of interest;

•	DCP Midstream, LLC and its affiliates, including Spectra Energy and ConocoPhillips, are not limited in their ability to compete with us. Please read “DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us” below;

•	once certain requirements are met, our general partner may make a determination to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the special committee of our general partner or our unitholders;

•	some officers of DCP Midstream, LLC who provide services to us also will devote significant time to the business of DCP Midstream, LLC, and will be compensated by DCP Midstream, LLC for the services rendered to it;

•	our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.

Neither our partnership agreement nor the Omnibus Agreement, as amended, between us, DCP Midstream, LLC and others will prohibit DCP Midstream, LLC and its affiliates, including ConocoPhillips, Spectra Energy and Spectra Energy Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Spectra Energy and ConocoPhillips, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units.

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the special committee of our general partner or holders of our common units. This may result in lower distributions to holders of our common units in certain situations.

Our general partner has the right, at a time it has received incentive distributions at the highest level to which it is entitled (48%) for each of the prior four consecutive fiscal quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2008, our general partner and its affiliates owned approximately 30% of our aggregate outstanding common units.

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

Pursuant to agreements with investors in private placements effected in 2007, we have filed a registration statement on Form S-3 registering issuances by unitholders of an aggregate of 5,386,732 of our common units. In addition, in February 2008, we satisfied the financial tests contained in our partnership agreement for the early conversion of 3,571,428, or 50%, of the outstanding subordinated units held by DCP Midstream, LLC into common units, and on February 17, 2009, we satisfied the financial tests contained in our partnership agreement for the early conversion of the remaining 3,571,429 outstanding subordinated units held by DCP Midstream, LLC into common units. After the conversion, DCP Midstream, LLC holds 8,246,451 common units.

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

Current law may change, which would cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these amendments or other proposals will ultimately be enacted. Moreover, any such modification to federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such legislative changes could negatively impact the value of an investment in our common units. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year and a Michigan business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. Imposition of such a tax on us by any other state will reduce the cash available for distribution to the unitholder. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1’s) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not reside as a result of investing in our units.

In addition to federal income taxes, the unitholder may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the unitholder does not live in any of those jurisdictions. The unitholder may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in the states of Arkansas, Colorado, Connecticut, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas, Vermont, Virginia, West Virginia and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the unitholder’s responsibility to file all United States federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 23, 2009, we owned and operated processing plants and gathering systems located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, and Wyoming, all within our Natural Gas Services segment, six propane rail terminals located in the midwest and northeastern United States, one of which is was idled in 2007 to consolidate our operations, and one propane pipeline terminal located in Pennsylvania within our Wholesale Propane Logistics Segment, and two pipelines located in Texas within our NGL Logistics segment. In addition, we own (1) a 40% interest in Discovery Producer Services, LLC, which owns an offshore gathering pipeline, a natural gas processing plant and an NGL fractionator plant in Louisiana operated by a third party, and (2) a 25% interest in DCP East Texas Holdings, LLC, which owns a natural gas processing complex in Texas, all within our Natural Gas Services Segment. We also own a 45% interest in the Black Lake pipeline located in Louisiana and Texas operated by a third party within our NGL Logistics segment, and a 50% interest in a propane rail terminal located in Maine within our Wholesale Propane Logistics segment. For additional details on these plants, propane terminals and pipeline systems, please read “Business — Natural Gas Services Segment,” “Business — Wholesale Propane Logistics Segment” and “Business — NGL Logistics Segment.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

El Paso — On February 27, 2009, a jury in the District Count, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P. and against one of our subsidiaries and DCP Midstream. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream in December 2005. We intend to appeal this decision and will continue to defend ourselves vigorously against this claim. Nevertheless, as a result of the jury verdict we have reserved, in accordance with accounting principles generally accepted in the United States of America, a contingent liability of $2.5 million for this matter, which is included in our consolidated financial statements for the year ended December 31, 2008. This reserve changes our financial results as reported in our earnings release dated February 25, 2009, which date preceded the jury verdict.

Item 4.	Submission of Matters to a Vote of Unitholders

No matters were submitted to a vote of our limited partner unitholders, through solicitation of proxies or otherwise, during 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, and Related Unitholder Matters and Issuer Purchases of Units

Market Information

Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. Prior to December 2, 2005, our equity securities were not listed on any exchange or traded on any public trading market. The following table sets forth the high and low closing sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2008 and 2007.

			Distribution Per	Distribution Per
			Common	Subordinated
Quarter Ended	High	Low	Unit	Unit

December 31, 2008	$16.94	$5.75	$0.600	$0.600
September 30, 2008	$30.21	$16.92	$0.600	$0.600
June 30, 2008	$31.51	$28.98	$0.600	$0.600
March 31, 2008	$43.51	$27.37	$0.590	$0.590

December 31, 2007	$45.95	$37.68	$0.570	$0.570
September 30, 2007	$50.50	$41.75	$0.550	$0.550
June 30, 2007	$47.00	$38.15	$0.530	$0.530
March 31, 2007	$40.06	$33.99	$0.465	$0.465

As of February 23, 2009, there were approximately 47 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

Issuance of Unregistered Units

In February 2008, we satisfied the financial tests contained in our partnership agreement for the early conversion of 50% of the outstanding subordinated units held by DCP Midstream, LLC into common units on a one-for-one basis. Before the conversion, DCP Midstream, LLC held 7,142,857 subordinated units, and after the conversion, DCP Midstream, LLC held 3,571,429 subordinated units. On February 17, 2009, we satisfied the financial tests contained in our partnership agreement for the early conversion of the remaining 3,571,429 outstanding subordinated units held by DCP Midstream, LLC into common units on a one for one basis.

Distributions of Available Cash

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

Minimum Quarterly Distribution — The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.60 per unit, or $2.40 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our credit agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Requirements — Description of Credit Agreement” for a discussion of the restrictions included in our credit agreement that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights — Prior to June 2007, our general partner was entitled to 2% of all quarterly distributions since inception that we made. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner has not participated in certain issuances of common units. Therefore, the general partner’s 2% interest has been diluted to approximately 1% as of December 31, 2008. The general partner’s interest may be further reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights were not reduced as a result of our March 2008 common limited partner unit offering, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash during the Subordination Period and Distributions of Available Cash after the Subordination Period sections in Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

On January 27, 2009, the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.60 per unit, which was paid on February 13, 2009, to unitholders of record on February 6, 2009.

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

The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations:”

	Year Ended December 31,
	2008(a)	2007(a)	2006	2005	2004
	(Millions, except per unit data)

Statements of Operations Data:
Total operating revenues(b)	$1,285.8	$873.3	$795.8	$1,144.3	$834.0

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,061.2	826.7	700.4	1,047.3	760.6
Operating and maintenance expense	43.0	32.1	23.7	22.4	19.8
Depreciation and amortization expense	36.5	24.4	12.8	12.7	14.7
General and administrative expense	24.0	24.1	21.0	14.2	8.7
Other	(1.5)	—	—	—	—

Total operating costs and expenses	1,163.2	907.3	757.9	1,096.6	803.8

Operating income (loss)	122.6	(34.0)	37.9	47.7	30.2
Interest income	5.6	5.3	6.3	0.5	—
Interest expense	(32.8)	(25.8)	(11.5)	(0.8)	—
Earnings from equity method investments(c)	34.3	39.3	29.2	25.7	17.6
Impairment of equity method investment(d)	—	—	—	—	(4.4)
Non-controlling interest in income	(3.9)	(0.5)	—	—	—
Income tax expense(e)	(0.1)	(0.1)	—	(3.3)	(2.5)

Net income (loss)	$125.7	$(15.8)	$61.9	$69.8	$40.9
Less:
Net income attributable to predecessor operations(f)	—	(3.6)	(26.6)	(65.1)	(40.9)
General partner interest in net income	(11.9)	(2.2)	(0.7)	(0.1)	—

Net income (loss) allocable to limited partners	$113.8	$(21.6)	$34.6	$4.6	$—

Net income (loss) per limited partner unit-basic and diluted	$3.25	$(1.05)	$1.90	$0.20	$—

	Year Ended December 31,
	2008(a)	2007(a)	2006	2005	2004
	(Millions, except per unit data)

Balance Sheet Data (at period end):
Property, plant and equipment, net	$629.3	$500.7	$194.7	$178.7	$179.3
Total assets	$1,180.0	$1,120.7	$665.9	$680.1	$472.5
Accounts payable	$78.4	$165.8	$117.3	$138.3	$63.5
Long-term debt	$656.5	$630.0	$268.0	$210.1	$—
Partners’ equity	$329.1	$168.4	$267.7	$320.7	$400.5
Other Information:
Cash distributions declared per unit	$2.390	$2.115	$1.565	$0.095	N/A
Cash distributions paid per unit	$2.360	$1.975	$1.230	N/A	N/A

(a)	Includes the effect of the acquisition of the Southern Oklahoma system in May 2007, certain subsidiaries of Momentum Energy Group, Inc. in August 2007 and Michigan Pipeline & Processing, LLC in October 2008.

(b)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap was for a total of approximately 1.9 million barrels at $66.72 per barrel.

(c)	Includes the effect of the acquisition of a 25% limited liability company interest in East Texas and a 40% limited liability company interest in Discovery for all periods presented, as well our proportionate share of the earnings of Black Lake, East Texas and Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(d)	In 2004, we recorded our proportionate share of an impairment charge on Black Lake totaling $4.4 million.

(e)	Income tax expense for 2004 through 2005 is applicable to the results of operations of our wholesale propane logistics business. We incurred no income tax expense in 2006, due to the change in tax status of our wholesale propane logistics business in December 2005. Income tax expense in 2008 and 2007 represents a margin-based franchise tax in Texas, or the Texas margin tax and a Michigan business tax. See Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

(f)	Includes the net income attributable to DCP Midstream Partners Predecessor through December 7, 2005, the net income (loss) attributable to our wholesale propane logistics business prior to the date of our acquisition from DCP Midstream, LLC in November 2006, and the net income attributable to the acquisition of a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap prior to the date of our acquisition from DCP Midstream, LLC in July 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•	our Natural Gas Services segment, which consists of (1) our Northern Louisiana natural gas gathering, processing and transportation system; (2) our Southern Oklahoma system acquired in May 2007; (3) our limited liability company interest in East Texas, our limited liability company interest in Discovery, and the Swap, acquired in July 2007 from DCP Midstream, LLC; (4) our Colorado and Wyoming systems, acquired in August 2007 from DCP Midstream, LLC, which were acquired by DCP Midstream, LLC from Momentum Energy Group, Inc., or MEG, in August 2007 (referred to as the MEG acquisition); and (5) our Michigan systems, acquired in October 2008 from Michigan Pipeline & Processing, LLC (referred to as the MPP acquisition);

•	our Wholesale Propane Logistics segment, which consists of six owned rail terminals, one of which was idled in 2007 to consolidate our operations, one leased marine terminal, one pipeline terminal which became operational in May 2007, and access to several open access pipeline terminals; and

•	our NGL Logistics segment, which consists of our Seabreeze and Wilbreeze NGL transportation pipelines, and a non-operated equity interest in the Black Lake interstate NGL pipeline.

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

Recent Events

On February 27, 2009, a jury in the District Count, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P. and against one of our subsidiaries and DCP Midstream. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream in December 2005. We intend to appeal this decision and will continue to defend ourselves vigorously against this claim. Nevertheless, as a result of the jury verdict we have reserved in accordance with accounting principles generally accepted in the United States of America, or GAAP, a contingent liability of $2.5 million for this matter, which is included in our consolidated financial statements for the year ended December 31, 2008. This reserve changes our financial results as reported in our earnings release dated February 25, 2009, which date preceded the jury verdict.

On February 25, 2009, we entered into a Contribution Agreement with DCP Midstream, LLC, whereby DCP Midstream, LLC will contribute an additional 25.1% interest in East Texas to us in exchange for 3.5 million Class D units, providing us with a 50.1% interest in East Texas following the expected closing of the transaction in April 2009. This closing date is subject to extension for up to 45 days to allow for repairs or replacement to our reasonable satisfaction any assets destroyed or damaged by certain casualty losses and time to enable the plant to process all available inlet volumes as defined in the Contribution Agreement. The Class D units will automatically convert into common units in August 2009 and will not be eligible to receive a distribution until the second quarter distribution payable in August 2009. DCP Midstream, LLC has agreed to provide a fixed-price NGL derivative by NGL component for the period of April 2009 to March 2010 for the acquired interest. Subsequent to this transaction, we will consolidate East Texas in our consolidated financial statements.

On February 11, 2009, we announced, along with DCP Midstream, LLC, that our East Texas natural gas processing complex and residue natural gas delivery system known as the Carthage Hub, have been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. No employees or contractors were injured in the incident. There was no significant damage to the natural gas processing complex. As of February 25, 2009, the complex began processing through one of the five plants, and it is expected that full processing capacities will be restored for the entire complex over the next 30 days. Residue gas will be redelivered into limited available pipeline interconnects while the Carthage Hub undergoes inspection and repairs.

On February 17, 2009, the remaining 3,571,429 DCP Partners subordinated units were converted to common units following the completion of the subordination period and satisfactory completion of all subordination period tests contained in the DCP Partners’ partnership agreement.

In February 2009, we entered into interest rate swap agreements to convert $275.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to interest rate fluctuations. These interest rate swaps commence in December 2010 and expire in June 2012. In November 2008, we entered into interest rate swap agreements to convert $150.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to interest rate fluctuations. These interest rate swaps expire in December 2010.

As a result of hurricanes during the third quarter of 2008, certain of our owned and operated facilities were fully or partially curtailed pending resumption of electric power and operations at downstream third party NGL facilities, in some cases. All of our operated assets have since been returned to service. There has been some temporary impact to demand as third party NGL facilities are returned to service. The net income impact of hurricane-related damages and lost margins due to curtailed operations for the third and fourth quarters of 2008 was approximately $14.7 million, including losses from our equity method investment in Discovery.

In January 2009, repairs were completed on Discovery’s 30-inch mainline, restoring approximately 85% of volumes and margins to the system. With the completion of the 18-inch lateral repairs, the remaining volumes are expected to be restored in early March. We did not receive a fourth quarter distribution from Discovery, which would have been paid during January 2009. We anticipate distributions to resume for the first quarter of 2009, which will be paid in April 2009. Discovery’s offshore gathering system had been damaged by hurricane Ike in September 2008 when an 18-inch lateral was severed from its connection to the 30-inch mainline in 250 feet of water.

On January 27, 2009, the board of directors of the general partner declared a quarterly distribution of $0.60 per unit, payable on February 13, 2009 to unitholders of record on February 6, 2009.

In January 2009, Don Baldridge was appointed to Vice President, Business Development. Previously, Mr. Baldridge was Vice President, Corporate Development for DCP Midstream, LLC. Mr. Baldridge is replacing Greg K. Smith, who was appointed Vice President, Gas Supply for DCP Midstream, LLC.

In early January 2009, the second phase of our Wyoming pipeline and systems enhancement project was completed, returning over 80% of the system volumes to service. The final phase is on target for completion in March.

In December 2008, we made contributions of $1.9 million to Discovery, $1.6 million of which was to fund hurricane damages and $0.3 million was to fund capital expansion. In December 2008 we received a distribution of $2.5 million from East Texas and paid a contribution of $2.6 million to East Texas to fund capital expansion.

In October 2008, due to executive management rotational changes at ConocoPhillips, Willie C.W. Chiang and Sigmund L. Cornelius resigned as directors of the board of directors of our general partner, and John E.

Lowe and Gregory J. Goff were appointed as the ConocoPhillips representatives to the board of directors. Mr. Lowe currently serves as assistant to the Chief Executive Officer of ConocoPhillips, an affiliate of our general partner and Mr. Goff currently serves as Senior Vice President, Commercial of ConocoPhillips. Mr. Goff was also appointed to DCP Partners’ compensation committee in December 2008.

In October 2008, we acquired Michigan Pipeline & Processing, LLC, or MPP, a privately held company engaged in natural gas gathering and treating services for natural gas produced from the Antrim Shale of northern Michigan and natural gas transportation within Michigan. Under the terms of the acquisition, we paid a purchase price of $145.0 million, plus net working capital and other adjustments of $3.4 million, subject to additional customary purchase price adjustments, plus up to an additional $15.0 million to the sellers depending on the earnings of the assets after a three-year period. We financed the acquisition through utilization of our credit facility. In addition, we entered into a separate agreement that provides the seller with available treating capacity on certain Michigan assets. The seller agreed to pay us up to $1.5 million annually for up to nine years if they do not meet certain criteria, including providing additional volumes for treatment. These payments would reduce goodwill as a return of purchase price. This agreement may be terminated earlier if certain performance criteria of Michigan assets are satisfied. Certain of these performance criteria were satisfied, and as a result, the amount has been reduced to $0.8 million per year as of February 23, 2009. We initially held a $25.0 million letter of credit to secure the seller’s performance under this agreement and to secure the seller’s indemnification obligation under the acquisition agreement; however as a result of the satisfaction of certain performance conditions, this amount has been reduced to $22.5 million as of February 23, 2009. The fees under the omnibus agreement with DCP Midstream, LLC increased $0.4 million per year effective October 1, 2008, in connection with the acquisition.

Factors That Significantly Affect Our Results

Capital Markets

Beginning in the third quarter of 2008, the capital markets experienced volatility, uncertainty and interventions by various governments around the globe. The effects of these market conditions include significant changes in the valuation of equity securities and overnight and longer-term borrowing rates. The availability of credit through traditional sources of funding such as the commercial paper, bank lending and the private and public placement debt markets also decreased dramatically. The uncertainty in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to grow our operations through acquisitions or organic growth projects. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. While we did not experience significant collection issues during 2008, we continue to monitor the payment patterns of our customers. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines. To date, our counterparties to our existing derivative instruments have fully performed under their commitments. Due to the bankruptcy of Lehman Brothers Commercial Bank, or Lehman Brothers, a lender to our Credit Agreement, the availability of borrowings under this facility has been reduced by approximately $25.4 million. Accordingly, the capacity under our Credit Agreement is approximately $824.6 million, excluding Lehman Brothers’ unfunded commitment.

Impact of Severe Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in increased commodity prices. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply and demand in our wholesale propane business.

Other Factors

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) increases and decreases in the volume of natural gas that we gather and transport through our systems, which we refer to as throughput, (2) prices of commodities such as NGLs, crude oil and natural gas, (3) the operating efficiency of our processing facilities, and (4) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints. Throughput and operating efficiency generally are driven by wellhead production, plant recoveries, operating availability of our facilities, physical integrity and our competitive position on a regional basis, and more broadly by demand for natural gas, NGLs and condensate. Historical and current trends in the price changes of commodities may not be indicative of future trends. Throughput and prices are also driven by demand and take-away capacity for residue natural gas and NGLs.

Natural Gas Services segment results of operations are also impacted by the fees we receive and the margins we generate. Our processing contract arrangements can have a significant impact on our profitability and cash flow. Our actual contract terms are based upon a variety of factors, including natural gas quality, geographic location, commodity pricing environment at the time the contract is executed, and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, impacting our expansion in regions where certain types of contracts are more common and other market factors.

Additionally, our results of operations for our Natural Gas Services segment are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally correlated to the price of crude oil, except in recent periods, when NGL pricing has been at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close correlation. Changes in the correlation of the price of NGLs and crude oil may cause our commodity price sensitivities to vary.

While pricing impacts the Natural Gas Services segment, we have mitigated a significant portion of the anticipated commodity price risk associated with the equity volumes from our gathering and processing operations, for both our consolidated entities and our proportionate share of exposure from our equity method investments, through 2013 with fixed price natural gas and crude oil swaps. We mark these derivative instruments to market through current period earnings based upon their fair value. While the swaps may mitigate the variability of our future cash flows resulting from changes in commodity prices, the mark-to-market method of accounting significantly increases the volatility of our net income because we recognize, in current period operating revenues, all non-cash gains and losses from the changes in the fair value of these derivatives. We primarily use crude oil swaps to mitigate our NGL and condensate commodity price risk. As a result, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. We also continue to have price risk exposure related to the portion of our equity volumes that are not covered by these derivatives and we have financial risk exposure to the extent our actual equity volumes differ from our projections. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities.”

Based on historical trends, however, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather, and the domestic production and drilling activity level of exploration and production companies. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also reduce North American drilling activity in the future. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall below demand levels.

Wholesale Propane Logistics Segment

Our results of operations for our Wholesale Propane Logistics segment are impacted by our ability to balance our purchases and sales of propane, which may increase our exposure to commodity price risks. We may mitigate a portion of the anticipated commodity price risk associated with fixed price propane sales by entering into either offsetting physical purchase agreements or financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to these fixed price sales agreements. There may be an impact on sales volumes from weather conditions in the midwest and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in the current recessionary environment.

NGL Logistics Segment

Our results of operations for our NGL Logistics segment are impacted by the throughput volumes of the NGLs we transport on our NGL pipelines, as we transport NGLs exclusively on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low commodity prices for ethane. During the fourth quarter of 2008, we did experience reduced throughput due to ethane rejection at certain plants. Factors that impact the supply and demand of NGLs, as described above in our Natural Gas Services segment, may also impact the throughput for our NGL Logistics segment.

Other

The above factors, including further sustained deterioration in commodity prices, volumes or other market declines, including a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or market inventory adjustments.

General Trends and Outlook

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Commodity Prices — In the fourth quarter of 2008, natural gas, NGL and crude oil prices dropped significantly compared to prices in 2007 and the first three quarters of 2008. We are continuing to experience relatively lower commodity prices in 2009. Commodity prices are impacted by demand, which has been negatively impacted by the current recessionary environment.

Natural Gas Supply and Outlook — In the near term, softening of natural gas prices, reduced demand for natural gas and NGLs, potential reduction in available capital, and the recent downturn in the economy have had a moderating effect on levels of drilling activity. The impact of these factors will vary across our broad geographic locations. Generally, we expect a decrease in drilling levels in 2009. The number of active oil and gas rigs drilling in the United States was 364 and 1,347, respectively, at December 31, 2008, compared to 325 and 1,452, respectively, at December 31, 2007. Our long-term view is that natural gas prices will return to a level that would support the relatively higher levels of natural gas-related drilling experienced in recent years in the United States, as producers seek to increase their level of natural gas production. We believe that in the long-term an increase in United States drilling activity, additional sources of supply such as liquefied natural gas, and imports of natural gas will be required for the natural gas industry to meet the expected increased demand for natural gas in the United States.

Additionally, the capacity on certain downstream NGL and natural gas infrastructure has tightened recently and can be further constrained seasonally or when there is severe weather. Constrained market outlets may restrict us from operating our facilities optimally.

Processing Margins — Except for our fee-based contracts, our processing profitability is dependent upon pricing and market demand for natural gas, NGLs and condensate, which are beyond our control and have been volatile. We have mitigated our cash flow exposure to commodity price movements for these commodities by entering into derivative arrangements through 2013 for a significant portion of our currently anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities.”

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

Competition — The natural gas services business is highly competitive in our markets and includes major integrated oil and gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport and/or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas and/or natural gas liquids. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter in length of term and therefore must be renegotiated on a more frequent basis.

The wholesale propane business is highly competitive in the upper midwest and northeastern regions of the United States. Our wholesale propane business’ competitors include major integrated oil and gas and energy companies, and interstate and intrastate pipelines.

Impact of Inflation — Our industry has experienced rising inflation due to increased activity in the energy sector. Consequently, our costs for chemicals, utilities, materials and supplies, contract labor and major equipment purchases have increased. Recently however, we have seen softening in certain costs. In the future, we may again be affected by inflation. To the extent permitted by competition, regulation and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

2009 Outlook

Our focus in 2009 will be on the basics of the business, including operating our assets well, being disciplined with all uses of funds and effectively managing our business risk and daily operations in a very uncertain and volatile business environment.

The restoration of our operations is nearing completion. Repairs to the Discovery system, which was damaged by the hurricanes in fall 2008, were substantially completed in January 2009. Approximately 85% of the volumes and margins have been returned to service, with the remainder expected by early March. The Discovery distribution is paid one quarter in arrears. We do not expect to receive a distribution from Discovery during the first quarter of 2009. We would expect to receive a distribution during the second quarter of 2009, commensurate with the partial restoration in January 2009, and a distribution during the third quarter of 2009, commensurate with the return to full service. The second phase of our Douglas pipeline integrity and system enhancement project has been completed, returning over 80% of the system volumes to service by mid-January 2009. The final phase is on target for completion in March 2009.

We are in the process of returning gas online following the fire caused by a third party pipeline rupture near our Carthage Hub, and expect it to be returned to normal service by the end of March 2009.

We will continue to execute on our two organic growth projects in the Piceance Basin and East Texas. We expect the remaining spending to be approximately $65.0 million in 2009, which will be funded through our existing credit facility.

We expect to close the transaction with DCP Midstream, LLC in April 2009 to acquire an additional 25.1% interest in East Texas. We expect the transaction will be fully financed through the issuance of 3.5 million Class D units issued to DCP Midstream, LLC. The transaction is expected to generate cash flow from operations of approximately $15.0 million over the first twelve month period following the close of the transaction. As a part of the transaction, DCP Midstream, LLC is expected to provide a fixed price NGL derivative by component for the first twelve month period following the close of the transaction.

Cash flow assumptions for our 2009 outlook include a full year impact from our Michigan acquisition, an increase in cash flows during the second half of the year related to our Piceance Basin and East Texas capital projects, and maintenance capital of $10.0 million to $15.0 million, which includes the remaining spending for the Douglas pipeline integrity and system enhancement project. In total, we estimate the impact to cash flow in 2009 as a result of operations disruptions at Discovery and Douglas to be approximately $10.0 million to $12.0 million.

Our cash flows are expected to vary under various commodity price scenarios. However, the combination of our significant fee-based business, our highly hedged position and minimum fees in certain contracts provide downside protection to our cash flows.

Our percentage of fee-based margins is expected to be approximately 56% in 2009. We have hedged approximately 80% of our equity position in natural gas liquids, condensate and natural gas associated with the remainder of our expected margins that are not fee-based.

Based upon our business plan, we expect that our available capacity under our existing credit facility is sufficient to support our operating needs and capital program in 2009.

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

Natural Gas Services Segment

Results of operations from our Natural Gas Services segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported and sold through our gathering, processing and pipeline systems; the volumes of NGLs and condensate sold; and the level of our realized natural gas, NGL and condensate prices. We generate our revenues and our gross margin for our Natural Gas Services segment principally from contracts that contain a combination of the following arrangements:

•	Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing or transporting natural gas; and transporting NGLs. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•	Percent-of-proceeds — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and

NGLs based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Our revenues under percent-of-proceeds arrangements correlate directly with the price of natural gas and/or NGLs.

In addition to the above contract types, our equity method investments also generate equity earnings for our Natural Gas Services segment under keep-whole arrangements. Under the terms of a keep-whole processing contract, we gather natural gas from the producer for processing, sell the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds the operating costs of our equity method investments. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

We have mitigated a significant portion of our anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2013 with fixed price natural gas and crude oil swaps. With these swaps, we expect our cash flow exposure to commodity price movements to be reduced. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities.”

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

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our two primary suppliers of natural gas in our Natural Gas Services segment represented approximately 30% of the 499 MMcf/d of natural gas supplied to this system in 2008. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 82% of our propane supplied in 2008. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

We manage our wholesale propane margins by selling propane to retail propane distributors under annual sales agreements negotiated each spring that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a retail propane distributor desires to purchase propane from us on a fixed price basis, we sometimes enter into fixed price sales agreements with terms of up to one year, and we manage this commodity price risk by entering into either offsetting physical purchase agreements or financial derivative instruments, with either DCP Midstream, LLC or third parties, that typically match the quantities of propane subject to these fixed price sales agreements. Our portfolio of multiple supply sources and storage capabilities allows us to actively manage our propane supply purchases and to lower the aggregate cost of supplies. Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may continue to periodically recognize non-cash lower of cost or market inventory adjustments. In addition, we may use financial derivatives to manage the value of our propane inventories.

NGL Logistics Segment

Our pipelines provide transportation services for customers on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC that require DCP Midstream, LLC to pay us to transport NGLs pursuant to a fee-based rate that is applied to the volumes transported. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines; rather, the shipper retains title and the associated commodity price risk. For the Seabreeze and Wilbreeze pipelines, we are responsible for any line loss or gain in NGLs. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, and will likely experience periods in the future, in which higher natural gas prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) EBITDA and adjusted EBITDA; and (5) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, EBITDA, adjusted EBITDA and distributable cash flow measurements are not GAAP financial measures. We provide reconciliations of certain non-GAAP measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

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

Gross Margin, Segment Gross Margin and Adjusted Segment Gross Margin — We view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.

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

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
Reconciliation of Non-GAAP Measures	2008	2007	2006
	(Millions)

Reconciliation of net income (loss) to gross margin:
Net income (loss)	$125.7	$(15.8)	$61.9
Interest expense	32.8	25.8	11.5
Income tax expense	0.1	0.1	—
Operating and maintenance expense	43.0	32.1	23.7
Depreciation and amortization expense	36.5	24.4	12.8
General and administrative expense	24.0	24.1	21.0
Other	(1.5)	—	—
Non-controlling interest in income	3.9	0.5	—
Interest income	(5.6)	(5.3)	(6.3)
Earnings from equity method investments	(34.3)	(39.3)	(29.2)

Gross margin	$224.6	$46.6	$95.4

Reconciliation of segment net income to segment gross margin:
Natural Gas Services segment:
Segment net income	$170.2	$11.6	$79.6
Depreciation and amortization expense	33.8	21.9	11.1
Operating and maintenance expense	32.1	20.9	13.5
Non-controlling interest in income	3.9	0.5	—
Earnings from equity method investments	(33.5)	(38.7)	(28.9)

Segment gross margin	$206.5	$16.2	$75.3

Non-cash commodity derivative mark-to-market(a)	$99.2	$(78.3)	$0.1

Wholesale Propane Logistics segment:
Segment net income	$1.3	$14.0	$6.6
Depreciation and amortization expense	1.3	1.1	0.8
Operating and maintenance expense	9.9	10.4	8.6
Other	(1.5)	—	—

Segment gross margin	$11.0	$25.5	$16.0

Non-cash commodity derivative mark-to-market(a)	$2.4	$(2.8)	$—

NGL Logistics segment:
Segment net income	$5.5	$3.3	$1.9
Depreciation and amortization expense	1.4	1.4	0.9
Operating and maintenance expense	1.0	0.8	1.6
Earnings from equity method investments	(0.8)	(0.6)	(0.3)

Segment gross margin	$7.1	$4.9	$4.1

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

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

A substantial amount of our general and administrative expense is incurred from DCP Midstream, LLC. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. The fees under the Omnibus Agreement increased $0.4 million per year effective October 1, 2008, in connection with the acquisition of MPP. We also pay DCP Midstream, LLC an annual fee under the Omnibus Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Under the Omnibus Agreement, DCP Midstream, LLC provided parental guarantees, totaling $43.0 million at December 31, 2008, to certain counterparties to our commodity derivative instruments.

Our total general and administrative expense was comprised of the following:

	Year Ended December 31,
	2008	2007	2006

Affiliate:
Omnibus Agreement:
Annual fee	$5.1	$5.0	$4.8
Wholesale propane logistics business	2.0	2.0	0.3
Southern Oklahoma	0.2	0.1	—
Discovery	0.2	0.1	—
Additional services	0.6	0.2	—
Momentum Energy Group, Inc.	1.6	0.5	—
Michigan Pipeline & Processing, LLC	0.1	—	—

Total Omnibus Agreement	9.8	7.9	5.1
Other — DCP Midstream, LLC	1.8	2.1	3.0

Total affiliate	11.6	10.0	8.1
Other	12.4	14.1	12.9

Total	$24.0	$24.1	$21.0

Following is a summary of the fees we anticipate incurring in 2009 under the Omnibus Agreement and the effective date for these fees:

Terms	Effective Date	Fee
		(Millions)

Annual fee	2006	$5.1
Wholesale propane logistics business	November 2006	2.0
Southern Oklahoma	May 2007	0.2
Discovery	July 2007	0.2
Additional services	August 2007	0.6
Momentum Energy Group, Inc.	August 2007	1.6
Michigan Pipeline & Processing, LLC	October 2008	0.4

Total		$10.1

The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•	DCP Midstream, LLC’s obligation to continue to maintain its credit support for certain obligations related to derivative financial instruments, such as commodity derivative instruments, to the extent that such credit support arrangements were in effect as of December 7, 2005 until the earlier of December 7, 2010 or when we obtain certain credit ratings from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness; and

•	DCP Midstream, LLC’s obligation to continue to maintain its credit support for our obligations related to commercial contracts with respect to its business or operations that were in effect at December 7, 2005 until the expiration of such contracts.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow — We define EBITDA as net income or loss less interest income, plus interest expense, income tax expense and depreciation and amortization expense. We define adjusted EBITDA as EBITDA plus non-cash commodity derivative losses, less non-cash commodity derivative gains. EBITDA and adjusted EBITDA are used as supplemental liquidity and performance measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and general partner, and finance maintenance capital expenditures;

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing methods or capital structure; and

•	viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Our EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of another company because other entities may not calculate these measures in the same manner. As discussed in the Liquidity and Capital Resources section below, our credit facility also defines EBITDA, which is used in evaluating our compliance with our financial covenants.

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

	Year Ended December 31,
Reconciliation of Non-GAAP Measures	2008	2007	2006
	(Millions)

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$125.7	$(15.8)	$61.9
Interest income	(5.6)	(5.3)	(6.3)
Interest expense	32.8	25.8	11.5
Income tax expense	0.1	0.1	—
Depreciation and amortization expense	36.5	24.4	12.8

EBITDA	$189.5	$29.2	$79.9

Reconciliation of net cash provided by operating activities to EBITDA:
Net cash provided by operating activities	$101.5	$65.4	$94.8
Interest income	(5.6)	(5.3)	(6.3)
Interest expense	32.8	25.8	11.5
Earnings from equity method investments, net of distributions	(25.6)	0.4	3.3
Income tax expense	0.1	0.1	—
Net changes in operating assets and liabilities	89.8	(56.9)	(25.8)
Other, net	(3.5)	(0.3)	2.4

EBITDA	$189.5	$29.2	$79.9

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

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

Inventories
Inventories, which consist primarily of propane, are recorded at the lower of weighted-average cost or market value.	Judgment is required in determining the market value of inventory, as the geographic location impacts market prices, and quoted market prices may not be available for the particular location of our inventory.	If the market value of our inventory is lower than the cost, we may be exposed to losses that could be material. If propane prices were to decrease by 10% below our December 31, 2008 weighted-average cost, our net income would be affected by approximately $2.1 million.
Goodwill
Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when allocating the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We completed our impairment testing of goodwill using the methodology described herein, and determined there was no impairment. We have not recorded goodwill impairment during the year ended December 31, 2008. The carrying value of goodwill as of December 31, 2008 was $88.8 million.
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.	Our impairment analyses may require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. These techniques are also used when allocating the purchase price to acquired assets and liabilities.	Using the impairment review methodology described herein, we have not recorded impairment charges during the year ended December 31, 2008. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. The carrying value of our long-lived assets as of December 31, 2008 was $677.0 million.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

Impairment of Equity Method Investments
We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of our equity method investments using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.	Using the impairment review methodology described herein, we have not recorded impairment charges during the year ended December 31, 2008. If the estimated fair value of our equity method investments is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value. The carrying value of our equity method investments as of December 31, 2008 was $175.4 million.
Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the contractual settlement period impacts earnings. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected correlations with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2008 would have affected net income by approximately $2.0 million for the year ended December 31, 2008.
Accounting for Equity-Based Compensation
Our long-term incentive plan permits for the grant of restricted units, phantom units, unit options and substitute awards. Equity-based compensation expense is recognized over the vesting period or service period of the related awards. We estimate the fair value of each award, and the number of awards that will ultimately vest, at the end of each period.	Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees and the achievement of certain performance targets over the performance period.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in compensation expense.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

Accounting for Asset Retirement Obligations
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate, and increases due to the passage of time based on the time value of money until the obligation is settled.	Estimating the fair value of asset retirement obligations requires management to apply judgment to evaluate the necessary retirement activities, estimate the costs to perform those activities, including the timing and duration of potential future retirement activities, and estimate the risk free interest rate. When making these assumptions, we consider a number of factors, including historical retirement costs, the location and complexity of the asset and general economic conditions.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2008, would not have had a significant effect on net income.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

				Variance		Variance
				2008 vs. 2007		2007 vs. 2006
	Year Ended December 31,			Increase		Increase
	2008(a)	2007(a)	2006	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except as indicated)

Operating revenues:
Natural Gas Services(b)	$791.5	$404.1	$415.3	$387.4	96%	$(11.2)	(3)%
Wholesale Propane Logistics	483.0	459.6	375.2	23.4	5%	84.4	23%
NGL Logistics	11.3	9.6	5.3	1.7	18%	4.3	81%

Total operating revenues	1,285.8	873.3	795.8	412.5	47%	77.5	10%

Gross margin(c):
Natural Gas Services	206.5	16.2	75.3	190.3	1,175%	(59.1)	(78)%
Wholesale Propane Logistics	11.0	25.5	16.0	(14.5)	(57)%	9.5	59%
NGL Logistics	7.1	4.9	4.1	2.2	45%	0.8	20%

Total gross margin	224.6	46.6	95.4	178.0	382%	(48.8)	(51)%
Operating and maintenance expense	(43.0)	(32.1)	(23.7)	10.9	34%	8.4	35%
General and administrative expense	(24.0)	(24.1)	(21.0)	(0.1)	—%	3.1	15%
Other	1.5	—	—	1.5	*	—	—%
Earnings from equity method investments(d)	34.3	39.3	29.2	(5.0)	(13)%	10.1	35%
Non-controlling interest in income	(3.9)	(0.5)	—	3.4	680%	0.5	100

EBITDA(e)	189.5	29.2	79.9	160.3	549%	(50.7)	(64)%
Depreciation and amortization expense	(36.5)	(24.4)	(12.8)	12.1	50%	11.6	91%
Interest income	5.6	5.3	6.3	0.3	6%	(1.0)	16%
Interest expense	(32.8)	(25.8)	(11.5)	7.0	27%	14.3	*
Income tax expense	(0.1)	(0.1)	—	—	—%	0.1	100%

Net income (loss)	$125.7	$(15.8)	$61.9	$141.5	*	$(77.7)	*

Operating data:
Natural gas throughput (MMcf/d)(d)	838	756	666	82	11%	90	14%
NGL gross production (Bbls/d)(d)	20,659	22,122	19,485	(1,463)	(7)%	2,637	14%
Propane sales volume (Bbls/d)	21,053	22,798	21,259	(1,745)	(8)%	1,539	7%
NGL pipelines throughput (Bbls/d)(d)	31,407	28,961	25,040	2,446	8%	3,921	16%

*	Percentage change is not meaningful.

(a)	Includes the results from the Michigan Pipeline & Processing, LLC, or MPP, Momentum Energy Group, Inc, or MEG, and Southern Oklahoma acquisitions, from their respective acquisition dates of October 2008, August 2007 and May 2007.

(b)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap was for a total of approximately 1.9 million barrels at $66.72 per barrel.

(c)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and earnings of Black Lake, East Texas and Discovery for all periods presented. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(e)	EBITDA consists of net income or loss less interest income plus interest expense, income tax expense, and depreciation and amortization expense. Please read “How We Evaluate Our Operations” above.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$213.7 million increase primarily attributable to increased commodity prices as well as higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased volumes due to the impact of hurricanes, for our Natural Gas Services segment;

•	$156.8 million increase related to commodity derivative activity, resulting from the following:

•	we had a gain of $72.3 million in 2008 and a loss of $87.6 million in 2007, resulting in an increase of $159.9 million, which is included in gains (losses) from commodity derivative activity. This increase includes an increase in unrealized gains of $184.1 million due to forward prices of commodities generally being lower at the end of the year 2008 compared to 2007. Offsetting this increase in gain was an increase in realized cash settlement losses of $24.2 million due to average prices of commodities generally being higher for the year ended December 31, 2008 compared to 2007; and

•	we had a $3.1 million increase in unrealized loss, which is included in sales of natural gas, NGLs and condensate;

•	$22.1 million increase in transportation processing and other revenue, primarily attributable to the MEG and MPP acquisitions in our Natural Gas Services segment;

•	$19.0 million increase attributable to higher propane prices offset by decreased propane sales volumes as a result of lower demand for our Wholesale Propane Logistics segment; and

•	$0.9 million increase due to increased throughput volumes, transportation, processing and other revenue, and increases related to settlement of pipeline imbalances in our NGL logistics segment.

Gross Margin — Gross margin increased in 2008 compared to 2007, primarily due to the following:

•	$190.3 million increase for our Natural Gas Services segment primarily due to increases related to commodity derivative activity, an increase in natural gas, NGL and condensate production, mainly as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased volumes due to the impact of hurricanes; and

•	$2.2 million increase for our NGL Logistics segment primarily attributable to increases related to settlement of pipeline imbalances and increased throughput volumes; partially offset by

•	$14.5 million decrease for our Wholesale Propane Logistics segment as a result of increased non-cash lower of cost or market inventory adjustments due to a decline in propane prices in the second half of 2008. We estimate that approximately half of the 2008 write downs were recovered through the sale of inventory in 2008. We also had lower per unit margins and propane sales volumes, partially offset by commodity derivative activity.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions in our Natural Gas Services segment, partially offset by decreased property taxes in our Wholesale Propane Logistics segment.

General and Administrative Expense — General and administrative expense decreased in 2008 compared to 2007, primarily due to acquisition-related costs incurred in 2007 and decreased compensation and benefits in 2008, partially offset by increased legal expenses in 2008.

Earnings from Equity Method Investments — Earnings from equity method investments decreased in 2008 compared to 2007, primarily due to decreased equity earnings of $6.7 million from Discovery due primarily to hurricanes, as discussed in the Natural Gas Services Segment section below, partially offset by increased equity earnings of $1.5 million from East Texas and $0.2 million from Black Lake.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $3.9 million and $0.5 million in 2008 and 2007, respectively, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition and in 2008 also includes the non-controlling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of acquisitions.

Interest Expense — Interest expense increased in 2008 compared to 2007, primarily as a result of financing acquisitions, partially offset by lower average interest rates.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Total Operating Revenues — Total operating revenues increased in 2007 compared to 2006, primarily due to the following:

•	$88.1 million increase attributable to higher propane prices and higher sales volumes for our Wholesale Propane Logistics segment;

•	$66.2 million increase primarily attributable to an increase in natural gas, NGL and condensate sales volumes, including increases as a result of the MEG and Southern Oklahoma acquisitions, and increases in NGL and condensate prices, partially offset by a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation for our Natural Gas Services segment;

•	$7.3 million increase in transportation processing and other revenue primarily attributable to an increase in throughput volumes in our Natural Gas Services segment; and

•	$3.4 million increase due to changes in product mix and increased volumes for our NGL Logistics segment; offset by

•	$87.5 million decrease related to commodity derivative activity, an increase of $0.2 million which is included in sales of natural gas, NGLs and condensate, and a decrease of $87.7 million which is included in losses from derivative activity.

Gross Margin — Gross margin decreased in 2007 compared to 2006, primarily due to the following:

•	$59.1 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity, and a decrease in marketing margins from the decline in the differences of natural gas prices at various receipt and delivery points across our Pelico system, offset by an increase in NGL and condensate production, mainly as a result of the MEG and Southern Oklahoma acquisitions, an increase in natural gas throughput volumes and higher contractual fees charged to customers; offset by

•	$9.5 million increase for our Wholesale Propane Logistics segment due to higher per unit margins as a result of changes in contract mix and the ability to capture lower priced supply sources, decreased non-cash lower of cost or market inventory adjustments recognized in 2007, and higher sales volumes primarily due to the completion of the Midland terminal, which became operational in May 2007, partially offset by a decrease related to commodity derivative activity; and

•	$0.8 million increase for our NGL Logistics segment primarily attributable to changes in product mix and increased volumes, as well as increased transportation processing and other revenue.

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

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system acquired in May 2007, a 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007, our Colorado and Wyoming systems, acquired in August 2007 and our Michigan systems, acquired in October 2008.

				Variance		Variance
				2008 vs. 2007		2007 vs. 2006
	Year Ended December 31,			Increase		Increase
	2008(a)	2007(a)	2006	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except operating data)

Operating revenues:
Sales of natural gas, NGLs and condensate	$668.8	$458.2	$391.8	$210.6	46%	$66.4	17%
Transportation, processing and other	50.2	29.4	23.5	20.8	71%	5.9	25%
Gains (losses) from commodity derivative activity(b)	72.5	(83.5)	—	156.0	*	(83.5)	*

Total operating revenues	791.5	404.1	415.3	387.4	96%	(11.2)	(3)%
Purchases of natural gas and NGLs	585.0	387.9	340.0	197.1	51%	47.9	14%

Segment gross margin(c)	206.5	16.2	75.3	190.3	1,175%	(59.1)	(79)%
Operating and maintenance expense	(32.1)	(20.9)	(13.5)	11.2	54%	7.4	55%
Depreciation and amortization expense	(33.8)	(21.9)	(11.1)	11.9	54%	10.8	97%
Earnings from equity method investments(d)	33.5	38.7	28.9	(5.2)	(13)%	9.8	34%
Non-controlling interest in income	(3.9)	(0.5)	—	3.4	680%	0.5	100%

Segment net income	$170.2	$11.6	$79.6	$158.6	1,367%	$(68.0)	(85)%

Operating data:
Natural gas throughput (MMcf/d)(d)	838	756	666	82	11%	90	14%
NGL gross production (Bbls/d)	20,659	22,122	19,485	(1,463)	(7)%	2,637	14%

*	Percentage change is not meaningful.

(a)	Includes the results from the MEG, MPP and Southern Oklahoma acquisitions, from their respective acquisition dates of October 2008, August 2007 and May 2007.

(b)	Includes the effect of the acquisition of the Swap entered into by DCP Midstream, LLC in March 2007. The Swap was for a total of approximately 1.9 million barrels through 2012, at $66.72 per barrel.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and earnings of East Texas and Discovery for all periods presented. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$152.9 million increase related to commodity derivative activity, resulting from the following:

•	we had a gain of $72.5 million in 2008 and a loss of $83.5 million in 2007, resulting in an increase of $156.0 million, which is included gains (losses) from commodity derivative activity. This increase includes an increase in unrealized gains of $178.8 million due to forward prices of commodities generally being lower at the end of the year 2008 compared to 2007. Offsetting this increase in gain was an increase in realized cash settlement losses of $22.8 million due to average prices of commodities generally being higher for the year ended December 31, 2008 compared to 2007; and

•	we had a $3.1 million increase in unrealized loss, which is included in sales of natural gas, NGLs and condensate;

•	$150.3 million increase attributable to increased commodity prices;

•	$63.4 million increase attributable to higher natural gas, NGL and condensate sales volumes, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased volumes due to the impact of hurricanes; and

•	$20.8 million increase in transportation, processing and other revenue as a result of the MEG and MPP acquisitions.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2008 compared to 2007, primarily due to increased natural gas purchase volumes primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, and higher costs of natural gas supply, driven by higher commodity prices.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007, primarily as a result of the following:

•	$152.9 million increase related to commodity derivative activity, as discussed in the Operating Revenues section above;

•	$24.1 million increase primarily attributable to an increase in natural gas, NGL and condensate production as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased volumes due to the impact of hurricanes;

•	$9.0 million increase primarily attributable to changes in contract mix; and

•	$4.3 million increase due to higher commodity prices.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions.

Earnings from Equity Method Investments — Earnings from equity method investments decreased in 2008 compared to 2007, primarily due to decreased equity earnings of $6.7 million from Discovery, partially offset by increased equity earnings of $1.5 million from East Texas. Decreased equity earnings were primarily the result of the following variances, each representing 100% of the earnings drivers for East Texas and Discovery;

•	Decreased equity earnings from Discovery were the result of a decrease in Discovery’s net income of $13.7 million due primarily to $32.5 million resulting from hurricanes Ike and Gustav, partially offset by $10.4 million higher product margins, $4.6 million lower depreciation and accretion expense and a 2008 reserve reversal of $3.5 million related to a recently approved Federal Energy Regulatory Commission rate case settlement.

•	Increased equity earnings from East Texas were the result of an increase in East Texas’s net income of $6.0 million due primarily to a $14.9 million increase as a result of higher commodity prices, a $9.0 million increase due to increased fee-based revenue, and decreased general and administrative expenses of $2.9 million, partially offset by a $12.9 million decrease due to decreased NGL production, partially due to the effects of hurricanes and other severe weather and an increase in operating and maintenance expenses of $7.3 million.

Non-Controlling Interest in Income — Non-controlling interest in income reduced income by $3.9 million and $0.5 million in 2008 and 2007, respectively, and represents the non-controlling interest holders’ portion of the net income of our Collbran Valley Gas Gathering system joint venture, acquired in the MEG acquisition and in 2008 also includes the non-controlling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition.

Natural gas transported and/or processed increased in 2008 compared to 2007, due primarily to increased volumes from the MEG, MPP and Southern Oklahoma acquisitions and increased volumes from East Texas, partially offset by decreased volumes from Pelico and Discovery. NGL production decreased in 2008 compared to 2007, due primarily to decreased NGL production at Discovery as a result of the hurricanes.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Total Operating Revenues — Total operating revenues decreased in 2007 compared to 2006, primarily due to the following:

•	$83.3 million decrease related to commodity derivative activity, an increase of $0.2 million which is included in sales of natural gas, NGLs and condensate, and a decrease of $83.5 million which is included in losses from derivative activity; offset by

•	$49.0 million increase attributable to an increase in natural gas, NGL and condensate sales volumes, primarily as a result of the MEG and Southern Oklahoma acquisitions, partially offset by a decrease in natural gas sales volumes, primarily as a result of an amendment to a contract with an affiliate in 2006, which resulted in a prospective change in the reporting of certain Pelico revenues from a gross presentation to a net presentation;

•	$17.2 million increase attributable to increased NGL and condensate prices; and

•	$5.9 million increase in transportation, processing and other services revenue primarily attributable to an increase in natural gas throughput.

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

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes six owned rail terminals, one of which was idled in 2007 to consolidate our operations, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

				Variance		Variance
				2008 vs. 2007		2007 vs. 2006
	Year Ended December 31,			Increase		Increase
	2008	2007	2006	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except operating data)

Operating revenues:
Sales of propane	$482.1	$463.1	$375.0	$19.0	4%	$88.1	24%
Transportation, processing and other	1.1	0.6	0.1	0.5	83%	0.5	*
(Losses) gains from commodity derivative activity	(0.2)	(4.1)	0.1	(3.9)	(95)%	(4.2)	*

Total operating revenues	483.0	459.6	375.2	23.4	5%	84.4	23%
Purchases of propane	472.0	434.1	359.2	37.9	9%	74.9	21%

Segment gross margin(a)	11.0	25.5	16.0	(14.5)	(57)%	9.5	59%
Operating and maintenance expense	(9.9)	(10.4)	(8.6)	(0.5)	(5)%	1.8	21%
Depreciation and amortization expense	(1.3)	(1.1)	(0.8)	0.2	18%	0.3	38%
Other	1.5	—	—	1.5	*	—	—%

Segment net income	$1.3	$14.0	$6.6	$(12.7)	(91)%	$7.4	*

Operating Data:
Propane sales volume (Bbls/d)	21,053	22,798	21,259	(1,745)	(8)%	1,539	7%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$54.1 million increase attributable to higher propane prices;

•	$3.9 million increase related to commodity derivative activity, which represents increased unrealized gains of $5.3 million, partially offset by increased realized cash settlement losses of $1.4 million; and

•	$0.5 million increase attributable to other fee revenue; partially offset by

•	$35.1 million decrease attributable to decreased propane sales volumes as a result of lower demand.

Purchases of Propane — Purchases of propane increased in 2008 compared to 2007, primarily due to increased prices, partially offset by decreased purchased volumes.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of increased non-cash lower of cost or market inventory adjustments of $15.1 million due to a decline in propane prices in the second half of 2008. We estimate that approximately half of the 2008 write downs were recovered through the sale of inventory in 2008. We also had lower per unit margins and lower propane sales volumes, partially offset by commodity derivative activity.

Propane sales volume decreased in 2008 compared to 2007, primarily as a result of lower demand.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2008 compared to 2007, primarily due to decreased property taxes.

Other — Other operating income increased due to a payment received in the second quarter of 2008 from a supplier related to the early termination of its supply agreement.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Total Operating Revenues — Total operating revenues increased in 2007 compared to 2006, primarily due to the following:

•	$60.8 million increase attributable to higher propane prices;

•	$27.3 million increase attributable to higher propane sales volumes as a result of colder weather in the northeastern United States and the completion of the Midland terminal, which became operational in May 2007; and

•	$0.5 million increase in transportation, processing and other services; offset by

•	$4.2 million decrease related to commodity derivative activity.

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

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake.

				Variance		Variance
				2008 vs. 2007		2007 vs. 2006
	Year Ended December 31,			Increase			Increase
	2008	2007	2006	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except operating data)

Operating revenues:
Sales of NGLs	$5.4	$4.5	$1.1	$0.9	20%	$3.4	*
Transportation, processing and other	5.9	5.1	4.2	0.8	16%	0.9	21%

Total operating revenues	11.3	9.6	5.3	1.7	18%	4.3	81%
Purchases of NGLs	4.2	4.7	1.2	(0.5)	(11)%	3.5	*

Segment gross margin(a)	7.1	4.9	4.1	2.2	45%	0.8	20%
Operating and maintenance expense	(1.0)	(0.8)	(1.6)	0.2	25%	(0.8)	(50)%
Depreciation and amortization expense	(1.4)	(1.4)	(0.9)	—	—%	0.5	56%
Earnings from equity method investment(b)	0.8	0.6	0.3	0.2	33%	0.3	100%

Segment net income	$5.5	$3.3	$1.9	$2.2	67%	$1.4	74%

Operating data:
NGL pipelines throughput (Bbls/d)(b)	31,407	28,961	25,040	2,446	8%	3,921	16%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(b)	Includes our proportionate share of the throughput volumes and earnings of Black Lake for all periods presented. Earnings for Black Lake include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to increased throughput volumes, increased transportation, processing and other revenue, and increases related to settlement of pipeline imbalances.

Purchases of NGLs — Purchases of NGLs decreased in 2008 compared to 2007, due to settlement of pipeline imbalances, partially offset by increased throughput volumes.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007, primarily due to increases related to settlement of pipeline imbalances and increased throughput volumes.

Overall, our NGL pipelines experienced an increase in throughput volumes in 2008 as compared to 2007, primarily as a result of an increase in processing activity associated with increased drilling due to higher commodity prices.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2008 compared to 2007, due to increased throughput volumes resulting in higher Black Lake equity earnings.

Year Ended December 31, 2007 vs. Year Ended December 31, 2006

Total Operating Revenues — Total operating revenues increased in 2007 compared to 2006, primarily due to changes in product mix and increased volumes, as well as increased transportation, processing and other revenue. Increased volumes and transportation, processing and other revenue are primarily as a result of the addition of our Wilbreeze pipeline in December 2006.

Purchases of NGLs — Purchases of NGLs increased in 2007 compared to 2006, primarily due to changes in product mix and increased volumes.

Segment Gross Margin — Segment gross margin increased in 2007 compared to 2006, primarily due to changes in product mix and increased volumes, as well as increased transportation, processing and other revenue.

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

Liquidity and Capital Resources

We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our equity method investments;

•	borrowings under our revolving credit facility;

•	cash realized from the liquidation of securities that are pledged under our term loan facility;

•	issuance of additional partnership units;

•	debt offerings;

•	guarantees issued by DCP Midstream, LLC, which reduce the amount of collateral we may be required to post with certain counterparties to our commodity derivative instruments; and

•	letters of credit.

We anticipate our more significant uses of resources to include:

•	capital expenditures;

•	contributions to our equity method investments to finance our share of their capital expenditures;

•	business and asset acquisitions;

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements, and which is required to the extent we exceed certain guarantees issued by DCP Midstream, LLC and letters of credit we have posted; and

•	quarterly distributions to our unitholders.

We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure and acquisition requirements, and quarterly cash distributions for the next twelve months. In the event these sources are not sufficient, we would reduce our discretionary spending, which may include capital spending.

Beginning in the third quarter of 2008, the capital markets experienced volatility, uncertainty and interventions by various governments around the globe. The effects of these market conditions include significant changes in the valuation of equity securities and overnight and longer-term borrowing rates. The availability of credit through traditional sources of funding such as the commercial paper, bank lending and the private and public placement debt markets also decreased dramatically. In these market conditions, it is uncertain if we would be successful in obtaining timely additional funding from the traditional equity or debt markets if it were needed. Furthermore, the cost of such new funding could substantially exceed the cost of funds previously obtained. Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our business, although deterioration in our operating environment beyond that currently anticipated could limit our borrowing capacity as well as impact our compliance with the Credit Agreement’s financial covenant requirements.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a significant portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing operations through 2013 with fixed price natural gas and crude oil swaps. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities.”

Our banking group is comprised of various financial institutions, of which certain institutions have recently merged. We do not expect the aggregate contractual financial commitment of these institutions to us to change during the remaining life of our existing credit agreement as a result of these mergers.

The capacity under our Credit Agreement is approximately $824.6 million, net of Lehman Brothers’ unfunded commitment. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under our Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of February 23, 2009, we had approximately $228.0 million of net available borrowings under our Credit Agreement.

Certain of our counterparties are experiencing financial difficulties, which did not have a significant impact on our business in 2008.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of February 23, 2009, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $83.0 million to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. Prior to our initial public offering, DCP Midstream, LLC provided parental guarantees to certain counterparties to our commodity derivative instruments, totaling $43.0 million as of February 23, 2009. In July 2008, DCP Midstream, LLC provided additional parental guarantees to certain counterparties to our commodity derivative instruments, totaling $40.0 million as of February 23, 2009. We pay DCP Midstream, LLC a fee of 0.5% per annum on $40.0 million of these guarantees. The fee on the remaining guarantees is covered under the omnibus agreement with DCP Midstream, LLC. As of February 23, 2009, we had a letter of credit of $10.0 million. These parental guarantees and letter of credit reduce the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of February 23, 2009, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

As of December 31, 2008, we had $48.0 million in cash and cash equivalents. Of this balance, as of December 31, 2008, $21.2 million was held by Collbran Valley Gas Gathering, or Collbran, our 70% owned joint venture which we consolidate in our financial results. Other than the cash held by Collbran, this cash balance was available for general corporate purposes.

We had working capital of $40.4 million as of December 31, 2008 and a working capital deficit of $1.1 million as of December 31, 2007. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital requirements will continue to be impacted by the factors identified above.

Cash Flow — Operating, investing and financing activities was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Net cash provided by operating activities	$101.5	$65.4	$94.8
Net cash used in investing activities	$(166.9)	$(521.7)	$(93.8)
Net cash provided by financing activities	$88.9	$434.6	$3.0

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

We and our predecessors received cash distributions from equity method investments of $59.9 million, $38.9 million and $25.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. Distributions exceeded earnings by $25.6 million for the year ended December 31, 2008. Earnings exceeded distributions by $0.4 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during 2008 was primarily used for: (1) acquisition of MPP of $146.4 million; acquisition of the MEG subsidiaries of $10.9 million; (2) capital expenditures of $41.0 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities, including the pipeline integrity costs and system upgrades at Douglas and (3) investments in equity method investments of $13.8 million; and (4) acquisition of the MEG subsidiaries of $10.9 million; which were partially offset by (5) net proceeds from available-for-sale securities of $42.3 million; and (6) $2.9 million proceeds from the sale of assets.

Net cash used in investing activities during 2007 was primarily used for: (1) asset acquisitions of $191.3 million; (2) acquisition of equity method investments of $153.3 million; (3) acquisition of the MEG subsidiaries of $142.0 million; (4) capital expenditures of $21.3 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities and (5) investments in equity method investments of $16.3 million; which were partially offset by; (6) net proceeds from available-for-sale securities of $2.4 million.

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

We invested cash in equity method investments of $13.8 million, $16.3 million and $11.1 million during the years ended December 31, 2008, 2007 and 2006, respectively, of which $12.2 million, $6.9 million and $11.1 million, respectively, was to fund our share of capital expansion projects, $1.6 million in 2008 was to fund hurricane expenses and $9.4 million in 2007 was to fund working capital needs.

Net cash used in investing activities in 2006 was also used for capital expenditures, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities.

Net Cash Provided By Financing Activities — Net cash provided by financing activities during 2008 was comprised of; (1) proceeds from debt of $660.4 million; (2) the issuance of common units for $132.1 million, net of offering costs; (3) contributions from DCP Midstream, LLC of $4.1 million; and (4) net contributions from non-controlling interests of $2.4 million; partially offset by (5) repayment of debt of $633.9 million; and (6) distributions to our unitholders and general partner of $76.2 million.

During 2008, total outstanding indebtedness under our $824.6 million credit agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $630.2 million and did not exceed $735.3 million. The weighted average indebtedness outstanding was $643.1 million, $690.0 million, $655.4 million and $666.6 million for the first, second, third and fourth quarters of 2008, respectively.

We had liquidity, which includes available commitments under the Credit Agreement and excludes cash on hand, of $364.7 million, $385.4 million, $390.4 million and $228.0 million at the end of the first, second, third and fourth quarters of 2008, respectively, which has been reduced by Lehman non-participation for all periods for comparative purposes.

During 2008, we had the following borrowings:

•	$320.4 million borrowings for cash collateral postings with our commodity derivative contracts and for general working capital purposes. $293.9 million of these borrowings were repaid as of December 31, 2008;

•	$150.0 million borrowing on our term loan facility, the proceeds of which were used to reduce borrowings on our revolving credit facility; and

•	$190.0 million borrowing from our revolving credit facility, $146.4 million of which was used for the Michigan acquisition and the remainder was used for other capital expenditures.

Net cash provided by financing activities during 2007 was comprised of borrowings of $579.0 million, the issuance of common units for $228.5 million, net of offering costs, and contributions from non-controlling interests of $3.4 million, offset by repayment of debt of $217.0 million, the excess of purchase price over the acquired assets attributable to a payment related to our acquisition of Discovery, East Texas and the Swap of $90.4 million and of our wholesale propane logistics business of $9.9 million, distributions to our unitholders of $44.0 million, and net change in advances from DCP Midstream, LLC of $14.6 million.

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

We incur capital expenditures for our consolidated entities and our equity method investments. We anticipate maintenance capital expenditures of $10.0 to $15.0 million, and expansion capital expenditures of $65.0 million, for the year ending December 31, 2009. Maintenance capital includes an estimated $5.0 million to complete the pipeline integrity and system upgrades to our Douglas system. DCP Midstream, LLC has agreed to reimburse us for our share of Discovery’s capital expenditures for the Tahiti pipeline lateral. The board of directors may approve additional growth capital during the year, at their discretion.

Our capital expenditures, excluding acquisitions, totaled $41.0 million and $21.3 million, including maintenance capital expenditures of $11.3 million and $2.4 million, and expansion capital expenditures of $29.7 million and $18.9 million, during 2008 and 2007, respectively. Maintenance capital in 2008 included $6.8 million associated with the pipeline integrity and system upgrades to our Douglas system. In conjunction with the acquisition of our investments in East Texas and Discovery, we entered into an agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for 25%, and will reimburse us for 40%, of certain capital expenditures as defined in the agreement, from July 1, 2007 through completion of the capital projects, for a period not to exceed three years. In the second quarter of 2006, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC made capital contributions to reimburse us for certain capital projects. We also have an agreement with certain producers whereby these producers will reimburse us for certain capital projects completed by us. As a result, during the year ended December 31, 2008, we had an increase in receivables of $0.3 million and during the year ended December 31, 2007, we had a decrease in receivables of $0.2 million related to collections of maintenance capital expenditures from DCP Midstream, LLC and producers. As a result, our total maintenance capital expenditures net of reimbursements were approximately $11.0 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively.

During the third quarter of 2008, we announced that Collbran Valley Gas Gathering, LLC, or Collbran, plans to invest approximately $150.0 million over a multi-year period to construct approximately 20 miles of 24-inch diameter gathering pipeline, and compression and liquids handling facilities, to support its Colorado system, located in the Collbran Valley area of the Piceance Basin in western Colorado. We are the operator and 70% owner of Collbran. We ultimately expect to invest approximately $105.0 million in this project, which is in proportion to our ownership interest. The gathering system is designed to ultimately have throughput capacity of over 600 million cubic feet per day, or MMcf/d, and is supported by long-term acreage dedications. Our share of the Collbran investment was approximately $5.6 million in 2008 and we will invest approximately $57.0 million in 2009 to achieve throughput capacity of approximately 200 MMcf/d in the third quarter of 2009. Our share of the remaining investment in primarily compression equipment of approximately $42.4 million may be spent in 2010 and beyond as production volumes increase, providing total throughput capacity in excess of 600 MMcf/d.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas to construct a gathering pipeline to support the East Texas system. Our interest in this pipeline is currently 25%. Our net investment is approximately $14.0 million. Of that total, we spent approximately $1.3 million in 2008 and expect to spend the remaining $12.7 million in 2009. The pipeline is scheduled to be operational during the second quarter of 2009.

During the third quarter of 2008, we announced plans to pursue development of a natural gas pipeline in the Haynesville shale in northern Louisiana. Development of a potential pipeline project is highly dependent upon drilling and development plans in the area, securing appropriate levels of shipper contractual commitments and securing financing. We spent approximately $2.3 million in 2008 on this project.

We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, which could include other debt and common unit issuances, to fund our acquisition and expansion capital expenditures.

We expect to fund future capital expenditures with restricted investments, funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units. If these sources are not sufficient, we may reduce our capital spending.

Given our long-term strategy of profitable growth, our long-term objective is to obtain an investment grade credit rating, to increase our available sources to fund capital expenditures.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $76.2 million and $44.0 million during 2008 and 2007, respectively. We intend to continue making quarterly distribution payments to our unitholders to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — On June 21, 2007, we entered into an Amended and Restated Credit Agreement, or the Credit Agreement, which amended our existing Credit Agreement. This new 5-year Credit Agreement consists of a $764.6 million revolving credit facility and a $60.0 million term loan facility, and matures on June 21, 2012. The amendment also improved pricing and certain other terms and conditions of the Credit Agreement. As of December 31, 2008, the outstanding balance on the revolving credit facility was $596.5 million and the outstanding balance on the term loan facility was $60.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At December 31, 2008 and 2007, there were outstanding letters of credit issued under the Credit Agreement of $0.3 million and $0.2 million, respectively.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. As of December 31, 2008, the weighted-average interest rate on our revolving credit facility was 2.08% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%. As of December 31, 2008, the interest rate on our term loan facility was 1.54%.

The Credit Agreement prohibits us from making distributions of Available Cash to unitholders if any default or event of default (as defined in the Credit Agreement) exists. The Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0. The Credit Agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of December 31, 2008, is as follows:

	Payments Due by Period
					2014 and
	Total	2009	2010-2011	2012-2013	Thereafter
	(Millions)

Long-term debt(a)	$733.4	$26.6	$42.4	$664.4	$—
Operating lease obligations	44.7	12.4	16.9	12.8	2.6
Purchase obligations(b)	632.8	140.8	201.9	188.2	101.9
Other long-term liabilities(c)	8.5	—	0.4	0.1	8.0

Total	$1,419.4	$179.8	$261.6	$865.5	$112.5

(a)	Includes interest payments on long-term debt that has been hedged, because the interest rate is determinable. Interest payments on long-term debt, which has not been hedged, are not included as they are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Purchase obligations include $3.3 million of purchase orders for capital expenditures and $629.5 million of various non-cancelable commitments to purchase physical quantities of commodities in future periods. For contracts where the price paid is based on an index, the amount is based on the forward market prices at December 31, 2008. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)	Other long-term liabilities include $7.9 million of asset retirement obligations and $0.6 million of environmental reserves, recognized on the consolidated balance sheet.

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

FASB Staff Position, or FSP, No. SFAS 142-3 “Determination of the Useful Life of Intangible Assets,” or FSP 142-3 — In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of assessing the impact of FSP 142-3 but do not expect a material impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 161 on our disclosures, and will make the required disclosures in our March 31, 2009 consolidated financial statements.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for us on January 1, 2009, and did not have a significant impact on our consolidated results of operations, cash flows or financial position. As a result of adoption effective January 1, 2009, we will reclassify our non- controlling interests in the consolidated balance sheets to partners’ equity.

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

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” or SFAS 159 — In February 2007, the FASB issued SFAS 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The provisions of SFAS 159 became effective for us on January 1, 2008. We have not elected the fair value option relative to any of our financial assets and liabilities which are not otherwise required to be measured at fair value by other accounting standards. Therefore, there is no effect of adoption reflected in our consolidated results of operations, cash flows or financial position.

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

Pursuant to FASB Staff Position 157-2, the FASB issued a partial deferral, ending on December 31, 2008, of the implementation of SFAS 157 as it relates to all non-financial assets and liabilities where fair value is the required measurement attribute by other accounting standards. While we have adopted SFAS 157 for all financial assets and liabilities effective January 1, 2008, we are in the process of assessing the impact SFAS 157 will have on our non-financial assets and liabilities, but do not expect a material impact on our consolidated results of operations, cash flows or financial positions upon adoption.

FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or FSP 157-3 — In October 2008, the FASB issued FSP 157-3, which provides guidance in situations where a) observable inputs do not exist, b) observable inputs exist but only in an inactive market and c) how market quotes should be considered when assessing the relevance of observable and unobservable inputs to determine fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We believe that the financial assets that are reflected in our financial statements are transacted within active markets, and therefore no adjustment to our fair value methodology was required and there is no effect on our consolidated results of operations, cash flows or financial positions as a result of the adoption of this FSP.

FSP of Financial Interpretation, or FIN, 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1 — In April 2008, the FASB issued FSP FIN 39-1, which permits, but does not require, a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 became effective for us beginning on January 1, 2008; however, we have elected to continue our policy of reflecting our derivative asset and liability positions, as well as any cash collateral, on a gross basis in our consolidated balance sheets.

EITF 08-06 “Equity Method Investment Accounting Considerations,” or EITF 08-06 — In November 2008, the EITF issued ETIF 08-06. Although the issuance of FAS 141(R) and FAS 160 were not intended to reconsider the accounting for equity method investments, the application of the equity method is affected by the issuance of these standards. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for and d) how to account for a change in an investment from the equity method to the cost method. This issue is effective for us on January 1, 2009, and although we do not expect any changes to the manner in which we apply equity method accounting, this guidance will be considered on a prospective basis to transactions with equity method investees.

EITF 07-04 “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” or EITF 07-04 — In March 2008, the EITF issued ETIF 07-04. This issue seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights in accordance with FASB Statement No. 128 and its related interpretations. This issue is effective for us on January 1, 2009 and will be incorporated into our EPU calculations beginning with the quarter ending March 31, 2009. We are in the process of assessing the impact of EITF 07-04 on our EPU calculations, and will make any required changes to our calculation methodology for the quarter ending March 31, 2009.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At December 31, 2008, the effective weighted-average interest rate on our $596.5 million of outstanding revolver debt was 4.48%, taking into account the $575.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $81.5 million as of December 31, 2008, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.4 million annualized increase or decrease in interest expense.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, and sales activities. For gathering services, we receive fees or commodities from producers to bring the natural gas from the wellhead to the processing plant. For processing services, we either receive fees or commodities as payment for these services, depending on the types of contracts. We employ established policies and procedures to manage our risks associated with these market fluctuations using various commodity derivatives, including forward contracts, swaps and futures.

Commodity Cash Flow Protection Activities — We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity instruments such as fixed price natural gas and crude oil contracts to mitigate the effect pricing fluctuations may have on the value of our assets and operations.

We enter into derivative financial instruments to mitigate the risk of weakening natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. Historically, there has been a strong correlation between NGL prices and crude oil prices and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate NGL price risk. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk through 2013.

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

The following table sets forth additional information about our fixed price natural gas and crude oil swaps used to mitigate our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations:

Swap
Period	Commodity	Notional Volume	Reference Price	Price Range

January 2009 — December 2009	Natural Gas	2,000 MMBtu/d	Texas Gas Transmission Price(a)	$9.20/MMBtu
January 2010 — December 2010	Natural Gas	1,900 MMBtu/d	Texas Gas Transmission Price(a)	$9.20/MMBtu
January 2009 — December 2013	Natural Gas	1,500 MMBtu/d	NYMEX Final Settlement Price(b)	$8.22/MMBtu
January 2009 — December 2013	Natural Gas Basis	1,500 MMBtu/d	IFERC Monthly Index Price for	NYMEX less
			Panhandle Eastern Pipe Line(c)	$0.68/MMBtu
January 2009 — December 2009	Crude Oil	2,450 Bbls/d	Asian-pricing of NYMEX crude oil futures(d)	$63.05 - $86.95/Bbl
January 2010 — December 2010	Crude Oil	2,415 Bbls/d	Asian-pricing of NYMEX crude oil futures(d)	$63.05 - $87.25/Bbl
January 2011 — December 2011	Crude Oil	2,350 Bbls/d	Asian-pricing of NYMEX crude oil futures(d)	$66.72 - $87.25/Bbl
January 2012 — December 2012	Crude Oil	2,325 Bbls/d	Asian-pricing of NYMEX crude oil futures(d)	$66.72 - $90.00/Bbl
January 2013 — December 2013	Crude Oil	1,250 Bbls/d	Asian-pricing of NYMEX crude oil futures(d)	$67.60 - $71.20/Bbl
March 2009 — December 2010(f)	Natural Gas	1,634 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline(e)	$3.94/MMBtu
April 2010 — December 2011(f)	Crude Oil	250 Bbls/d	Asian-pricing of NYMBEX crude oil futures(d)	$56.75 - $59.30/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(b)	NYMEX final settlement price for natural gas futures contracts (NG).

(c)	The Inside FERC monthly published index price for Panhandle Eastern Pipe Line (Texas, Oklahoma — mainline) less the NYMEX final settlement price for natural gas futures contracts.

(d)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(e)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(f)	These trades were entered into subsequent to December 31, 2008.

At December 31, 2008, the aggregate fair value of the fixed price natural gas and crude oil swaps described above was a net gain of $6.5 million and $13.5 million respectively.

We utilize crude oil derivatives to mitigate a significant portion of our commodity price exposure for propane and heavier NGLs. Due to current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have provided an additional sensitivity factor to capture movements up or down in this relationship. We have combined the NGL and crude oil sensitivities into one factor, and added our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes. Given our current contract mix and the commodity derivative contracts we have in place, we have updated our annualized sensitivities for 2009 as shown in the table below, which excludes the impact from mark-to-market on our commodity derivatives.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

			Estimated
			Decrease in
			Annual Net
	Per Unit Decrease	Unit of Measurement	Income
			(Millions)

Natural gas prices	$1.00	MMBtu	$0.3
Crude oil prices(a)	$5.00	Barrel	$1.7
NGL to crude oil price relationship(b)	5 percentage point change	Barrel	$4.6

(a)	Assuming 60% NGL to crude oil price relationship.

(b)	Assuming 60% NGL to crude oil price relationship and $60.00/Bbl crude oil price. Generally, this sensitivity changes by $1.5 million for each $20.00/Bbl change in the price of crude oil. As crude oil prices increase from $60.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $60.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

In addition to the linear relationships in our commodity sensitivities above, additional factors cause us to be less sensitive to commodity price declines. A portion of our net income is derived from fee-based contracts and a certain percentage of liquids processing arrangements that contain minimum fee clauses in which our processing margins convert to fee-based arrangements as NGL prices decline.

The above sensitivities exclude the impact from arrangements where producers on a monthly basis may elect to not process their natural gas in which case we retain a portion of the customers’ natural gas in lieu of NGLs as a fee. The above sensitivities also exclude certain related processing arrangements where we control the processing or by-pass of the production based upon individual economic processing conditions. Under each of these types of arrangements, our processing of the natural gas would yield favorable processing margins. Less than 10% of our gas throughput is associated with these arrangements.

We estimate the following non-cash sensitivities in 2009 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

			Estimated
			Mark-to-Market
			Impact
			(Decrease in
	Per Unit Increase	Unit of Measurement	Net Income)
			(Millions)

Natural gas prices	$1.00	MMBtu	$4.9
Crude oil prices	$5.00	Barrel	$18.8

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the correlation of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally correlated to the price of crude oil, except in recent periods, when NGL pricing has been at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close correlation. Changes in the correlation of the price of NGLs and crude oil may cause our commodity price sensitivities to vary. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing operations through 2013.

Based on historical trends, however, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather, and the domestic production and drilling activity level of exploration and production companies. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also reduce North American drilling activity in the future. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would have a negative effect on natural gas volumes gathered and processed, but would likely increase commodity prices.

Other Asset-Based Activities — Our operations of gathering, processing, and transporting natural gas, and the accompanying operations of transporting and marketing of NGLs create commodity price risk due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and condensate. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. We occasionally will enter into financial derivatives to lock in price differentials across the Pelico system to maximize the value of pipeline capacity.

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

	Fair Value of Contracts as of December 31, 2008
					Maturity in
		Maturity in	Maturity in	Maturity in	2014 and
Sources of Fair Value	Total	2009	2010-2011	2012-2013	Thereafter
	(Millions)

Prices supported by quoted market prices and other external sources	$(21.7)	$(2.6)	$(15.1)	$(4.0)	$—
Prices based on models or other valuation techniques	2.0	0.3	1.7	—	—

Total	$(19.7)	$(2.3)	$(13.4)	$(4.0)	$—

The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, our New York Mercantile Exchange, or NYMEX, swap positions in natural gas, NGLs and our Asian-pricing NYMEX crude oil swaps, for which our fair value is based upon unadjusted quoted market prices for identical assets or liabilities in active markets. In addition, this category includes our forward positions in natural gas basis swaps for which our forward price curves are obtained from SunGard Kiodex and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate.

The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream Partners GP, LLC
Denver, Colorado:

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Company which is accounted for by the use of the equity method. The Company’s equity in Discovery’s net assets of $145,054,000 and $161,519,000 at December 31, 2008 and 2007, respectively, and in Discovery’s net income of $13,760,000, $19,229,000, and $12,033,000 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in the accompanying consolidated financial statements. Discovery’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Discovery, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered with the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, through November 1, 2006, the portion of the accompanying consolidated financial statements attributable to the wholesale propane logistics business, have been prepared from the separate records maintained by DCP Midstream, LLC (“Midstream”) and may not necessarily be indicative of the conditions that would have existed or the results of operations if the wholesale propane logistics business had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to Midstream as a whole.

Also as described in Note 1 to the consolidated financial statements through July 1, 2007, the portion of the accompanying consolidated financial statements attributable to DCP East Texas Holdings, LLC (“East Texas”) , Discovery and a nontrading derivative instrument (the “Swap”) have been prepared from the separate records maintained by Midstream and may not necessarily be indicative of the conditions that would have existed or the results of operations if East Texas, Discovery and the Swap had been operated as unaffiliated entities. Portions of certain expenses represent allocations made from, and are applicable to Midstream as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 4, 2009

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Millions)

ASSETS
Current assets:
Cash and cash equivalents	$48.0	$24.5
Short-term investments	—	1.3
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.6 million and $1.2 million, respectively	43.6	81.7
Affiliates	36.8	52.1
Inventories	20.9	37.3
Unrealized gains on derivative instruments	15.4	3.1
Other	0.5	18.5

Total current assets	165.2	218.5
Restricted investments	60.2	100.5
Property, plant and equipment, net	629.3	500.7
Goodwill	88.8	80.2
Intangible assets, net	47.7	29.7
Equity method investments	175.4	187.2
Unrealized gains on derivative instruments	8.6	2.7
Other long-term assets	4.8	1.2

Total assets	$1,180.0	$1,120.7

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$44.8	$110.2
Affiliates	33.6	55.6
Unrealized losses on derivative instruments	17.7	30.9
Accrued interest payable	1.3	1.6
Other	27.4	21.3

Total current liabilities	124.8	219.6
Long-term debt	656.5	630.0
Unrealized losses on derivative instruments	26.0	70.0
Other long-term liabilities	8.9	5.8

Total liabilities	816.2	925.4

Non-controlling interests	34.7	26.9
Commitments and contingent liabilities
Partners’ equity:
Common unitholders (24,661,754 and 16,840,326 units issued and outstanding, respectively)	429.0	308.8
Subordinated unitholders (3,571,429 and 7,142,857 convertible units issued and outstanding, respectively)	(54.6)	(120.1)
General partner interest	(4.8)	(5.4)
Accumulated other comprehensive loss	(40.5)	(14.9)

Total partners’ equity	329.1	168.4

Total liabilities and partners’ equity	$1,180.0	$1,120.7

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Millions, except per unit amounts)

Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$678.5	$628.1	$535.1
Sales of natural gas, propane, NGLs and condensate to affiliates	477.8	297.7	232.8
Transportation, processing and other	31.2	18.5	15.0
Transportation, processing and other to affiliates	26.0	16.6	12.8
Gains (losses) from commodity derivative activity, net	75.4	(83.1)	—
(Losses) gains from commodity derivative activity, net — affiliates	(3.1)	(4.5)	0.1

Total operating revenues	1,285.8	873.3	795.8

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	798.3	647.4	581.2
Purchases of natural gas, propane and NGLs from affiliates	262.9	179.3	119.2
Operating and maintenance expense	43.0	32.1	23.7
Depreciation and amortization expense	36.5	24.4	12.8
General and administrative expense	12.4	14.1	12.9
General and administrative expense — affiliates	11.6	10.0	8.1
Other	(1.5)	—	—

Total operating costs and expenses	1,163.2	907.3	757.9

Operating income (loss)	122.6	(34.0)	37.9
Interest income	5.6	5.3	6.3
Interest expense	(32.8)	(25.8)	(11.5)
Earnings from equity method investments	34.3	39.3	29.2
Non-controlling interest in income	(3.9)	(0.5)	—

Income (loss) before income taxes	125.8	(15.7)	61.9
Income tax expense	(0.1)	(0.1)	—

Net income (loss)	$125.7	$(15.8)	$61.9
Less:
Net income attributable to predecessor operations	—	(3.6)	(26.6)
General partner interest in net income	(11.9)	(2.2)	(0.7)

Net income (loss) allocable to limited partners	$113.8	$(21.6)	$34.6

Net income (loss) per limited partner unit — basic and diluted	$3.25	$(1.05)	$1.90

Weighted-average limited partner units outstanding — basic and diluted	27.4	20.5	17.5

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Net income (loss)	$125.7	$(15.8)	$61.9

Other comprehensive income (loss):
Reclassification of cash flow hedges into earnings	7.5	(3.1)	(2.7)
Net unrealized (losses) gains on cash flow hedges	(33.1)	(19.1)	9.6

Total other comprehensive (loss) income	(25.6)	(22.2)	6.9

Total comprehensive income (loss)	$100.1	$(38.0)	$68.8

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

						Accumulated
					General	Other	Total
	Predecessor	Common	Class C	Subordinated	Partner	Comprehensive	Partners’
	Equity	Unitholders	Unitholders	Unitholders	Interest	Income (Loss)	Equity
	(Millions)

Balance, January 1, 2006	$219.8	$215.8	$—	$(109.7)	$(5.6)	$0.4	$320.7
Net change in parent advances	(25.4)	—	—	—	—	—	(25.4)
Acquisition of wholesale propane logistics business	(56.7)	—	—	—	—	—	(56.7)
Excess purchase price over acquired assets	—	—	(26.3)	—	—	—	(26.3)
Issuance of 200,312 Class C units	—	—	5.6	—	—	—	5.6
Proceeds from general partner interest (represented by 4,088 equivalent units)	—	—	—	—	0.1	—	0.1
Contributions by unitholders	—	—	—	2.8	0.2	—	3.0
Distributions to unitholders	—	(12.8)	(0.1)	(8.8)	(0.4)	—	(22.1)
Net income attributable to predecessor operations	26.6	—	—	—	—	—	26.6
Net income	—	20.4	0.1	14.1	0.7	—	35.3
Other comprehensive income	—	—	—	—	—	6.9	6.9

Balance, December 31, 2006	164.3	223.4	(20.7)	(101.6)	(5.0)	7.3	267.7
Net change in parent advances	(14.6)	—	—	—	—	—	(14.6)
Acquisition of East Texas, Discovery and the Swap	(153.3)	27.0	—	—	0.6	—	(125.7)
Excess purchase price over acquired assets	—	(118.0)	—	—	—	—	(118.0)
Acquisition of Momentum Energy Group, Inc.	—	12.0	—	—	—	—	12.0
Purchase of units	—	(0.3)	—	—	—	—	(0.3)
Issuance of units	—	0.3	—	—	—	—	0.3
Issuance of 5,386,732 common units	—	228.5	—	—	—	—	228.5
Conversion of Class C units to common units	—	(20.7)	20.7	—	—	—	—
Contributions by unitholders	—	0.2	—	0.6	—	—	0.8
Distributions to unitholders	—	(27.0)	(0.2)	(14.1)	(3.2)	—	(44.5)
Equity-based compensation	—	0.2	—	—	—	—	0.2
Net income attributable to predecessor operations	3.6	—	—	—	—	—	3.6
Net income (loss)	—	(16.8)	0.2	(5.0)	2.2	—	(19.4)
Other comprehensive loss	—	—	—	—	—	(22.2)	(22.2)

Balance, December 31, 2007	—	308.8	—	(120.1)	(5.4)	(14.9)	168.4
Issuance of 4,250,000 common units	—	132.1	—	—	—	—	132.1
Conversion of subordinated units to common units		(66.4)	—	66.4	—	—	—
Contributions by unitholders	—	4.0	—	—	—	—	4.0
Distributions to unitholders and general partner	—	(53.9)	—	(10.5)	(11.3)	—	(75.7)
Equity-based compensation	—	0.2	—	—	—	—	0.2
Net income	—	104.2	—	9.6	11.9	—	125.7
Other comprehensive loss	—	—	—	—	—	(25.6)	(25.6)

Balance, December 31, 2008	$—	$429.0	$—	$(54.6)	$(4.8)	$(40.5)	$329.1

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Millions)

OPERATING ACTIVITIES:
Net income (loss)	$125.7	$(15.8)	$61.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	36.5	24.4	12.8
Earnings from equity method investments, net of distributions	25.6	(0.4)	(3.3)
Non-controlling interest in income	3.9	0.5	—
Other, net	(0.4)	(0.2)	(2.4)
Change in operating assets and liabilities which provided (used) cash, net of effects of acquisitions:
Accounts receivable	55.4	(42.2)	43.1
Inventories	16.4	(7.2)	11.6
Net unrealized (gains) losses on derivative instruments	(101.0)	81.1	(0.1)
Accounts payable	(79.7)	38.9	(31.5)
Accrued interest	(0.3)	0.5	0.3
Other current assets and liabilities	19.8	(16.4)	2.0
Other long-term assets and liabilities	(0.4)	2.2	0.4

Net cash provided by operating activities	101.5	65.4	94.8

INVESTING ACTIVITIES:
Capital expenditures	(41.0)	(21.3)	(27.2)
Acquisition of Michigan Pipeline & Processing, LLC, net of cash acquired	(146.4)	—	—
Acquisition of subsidiaries of Momentum Energy Group, Inc., net of cash acquired	(10.9)	(142.0)	—
Acquisition of assets	—	(191.3)	—
Acquisition of equity method investments	—	(153.3)	—
Investments in equity method investments	(13.8)	(16.3)	(11.1)
Payment of earnest deposit	—	(9.0)	—
Refund of earnest deposit	—	9.0	—
Acquisition of wholesale propane logistics business	—	—	(56.7)
Proceeds from sales of assets	2.9	0.1	0.3
Purchases of available-for-sale securities	(608.2)	(6,921.6)	(7,372.4)
Proceeds from sales of available-for-sale securities	650.5	6,924.0	7,373.3

Net cash used in investing activities	(166.9)	(521.7)	(93.8)

FINANCING ACTIVITIES:
Proceeds from debt	660.4	579.0	78.0
Payments of debt	(633.9)	(217.0)	(20.1)
Payment of deferred financing costs	—	(0.6)	(0.2)
Purchase of units	—	(0.3)	—
Proceeds from issuance of common units, net of offering costs	132.1	228.5	—
Proceeds from issuance of equivalent units to general partner	—	—	0.1
Excess purchase price over acquired assets	—	(100.3)	(10.7)
Net change in advances from DCP Midstream, LLC	—	(14.6)	(25.4)
Distributions to unitholders and general partner	(76.2)	(44.0)	(22.1)
Distributions to non-controlling interests	(3.3)	—	—
Contributions from non-controlling interests	5.7	3.4	—
Contributions from DCP Midstream, LLC	4.1	0.5	3.4

Net cash provided by financing activities	88.9	434.6	3.0

Net change in cash and cash equivalents	23.5	(21.7)	4.0
Cash and cash equivalents, beginning of period	24.5	46.2	42.2

Cash and cash equivalents, end of period	$48.0	$24.5	$46.2

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1.	Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our, is engaged in the business of gathering, compressing, treating, processing, transporting and selling natural gas, producing, transporting, storing and selling propane and transporting and selling NGLs and condensate.

We are a Delaware master limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system (acquired in May 2007); our limited liability company interests in DCP East Texas Holdings, LLC, or East Texas, and Discovery Producer Services LLC, or Discovery (acquired in July 2007); our Wyoming system and a 70% interest in our Colorado system (each acquired in August 2007); our Michigan systems (acquired in October 2008); our wholesale propane logistics business (acquired in November 2006); and our NGL transportation pipelines.

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

The consolidated financial statements include our accounts, and prior to December 7, 2005 the assets, liabilities and operations contributed to us by DCP Midstream, LLC and its wholly-owned subsidiaries, which we refer to as DCP Midstream Partners Predecessor, upon the closing of our initial public offering, which have been combined with the historical assets, liabilities and operations of our wholesale propane logistics business which we acquired from DCP Midstream, LLC in November 2006, and our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, which we acquired from DCP Midstream, LLC in July 2007. These were transactions among entities under common control. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method; accordingly, our financial information includes the historical results of our wholesale propane logistics business, Discovery and East Texas for all periods presented. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. In addition, the results of operations of our Southern Oklahoma, Wyoming and Colorado systems, and our Michigan systems, have been included in the consolidated financial statements since their respective acquisition dates.

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

Restricted investments are used as collateral to secure the term loan portion of our credit facility and to finance gathering and compression asset acquisitions. We have classified all short-term and restricted investments as available-for-sale as we do not intend to hold them to maturity, nor are they bought or sold with the objective of generating profit on short-term differences in prices. These investments are recorded at fair value, with changes in fair value recorded as unrealized gains and losses in accumulated other comprehensive income (loss), or AOCI. The cost, including accrued interest on investments, approximates fair value, due to the short-term, highly liquid nature of the securities held by us, and as interest rates are re-set on a daily, weekly or monthly basis.

Inventories — Inventories, which consist primarily of propane, are recorded at the lower of weighted-average cost or market value. Transportation costs are included in inventory.

Property, Plant and Equipment — Property, plant and equipment are recorded at historical cost. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist primarily of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. These intangible assets are amortized on a straight-line basis over the period of expected future benefit.

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

Non-Controlling Interest — Non-controlling interest represents (1) the non-controlling interest holders ownership interests in the net assets of Collbran Valley Gas Gathering, a joint venture acquired in conjunction with the MEG acquisition in August 2007; and (2) the non controlling interest holders’ portion of the net

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of Jackson Pipeline Company, a partnership we acquired with the Michigan acquisition in October 2008. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party interest in our consolidated balance sheet amounts shown as non-controlling interest. Distributions to and contributions from non-controlling interests represent cash payments and cash contributions, respectively, from such third-party investors.

Accounting for Risk Management Activities and Financial Instruments  — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow protection activities. We are using the mark-to-market method of accounting for all commodity derivative instruments beginning in July 2007. As a result, the remaining net loss deferred in AOCI will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•	Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing or transporting natural gas; and transporting NGLs. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•	Percent-of-proceeds arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Our revenues under percent-of-proceeds arrangements correlate directly with the price of natural gas and/or NGLs.

•	Propane sales arrangements — Under propane sales arrangements, we generally purchase propane from natural gas processing plants and fractionation facilities, and crude oil refineries. We sell propane on a wholesale basis to retail propane distributors, who in turn resell to their retail customers. Our sales of propane are not contingent upon the resale of propane by propane distributors to their retail customers.

Our marketing of natural gas and NGLs consists of physical purchases and sales, as well as positions in derivative instruments.

We recognize revenues for sales and services under the four revenue recognition criteria, as follows:

•	Persuasive evidence of an arrangement exists — Our customary practice is to enter into a written contract, executed by both us and the customer.

•	Delivery — Delivery is deemed to have occurred at the time custody is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent we retain product as inventory, delivery occurs when the inventory is subsequently sold and custody is transferred to the third party purchaser.

•	The fee is fixed or determinable — We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable. For other arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

•	Collectibility is probable — Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, credit metrics, liquidity and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is not recognized until the cash is collected.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally report revenues gross in the consolidated statements of operations, as we typically act as the principal in these transactions, take custody to the product, and incur the risks and rewards of ownership. Effective April 1, 2006, any new or amended contracts for certain sales and purchases of inventory with the same counterparty, when entered into in contemplation of one another, are reported net as one transaction. We recognize revenues for non-trading commodity derivative activity net in the consolidated statements of operations as gains and losses from commodity derivative activity. These activities include mark-to-market gains and losses on energy trading contracts and the settlement of financial or physical energy trading contracts.

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable — trade and accounts receivable — affiliates were imbalances of $3.8 million and $1.6 million at December 31, 2008 and 2007, respectively. Included in the consolidated balance sheets as accounts payable — trade were imbalances of $1.4 million and $1.1 million at December 31, 2008 and 2007, respectively.

Significant Customer — There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2008, 2007 and 2006. In addition, there were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2008, 2007 and 2006 in any of our business segments. We also had significant transactions with affiliates, and with suppliers of natural gas and propane.

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2008 and 2007, included in the consolidated balance sheets as other current liabilities amounted to $1.3 million and $0.7 million, respectively, and as other long-term liabilities amounted to $0.6 million and $1.0 million, respectively.

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

Income Taxes — We are structured as a master limited partnership which is a pass-through entity for federal income tax purposes. Our income tax expense includes certain jurisdictions, including state, local, franchise and margin taxes of the master limited partnership and subsidiaries. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, is included in the federal returns of each partner.

Comprehensive Income or Loss — Comprehensive income or loss consists of net income or loss and other comprehensive income or loss, which includes unrealized gains and losses on the effective portion of derivative instruments classified as cash flow hedges.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income or Loss per Limited Partner Unit — Basic and diluted net income or loss per limited partner unit is calculated by dividing limited partners’ interest in net income or loss, less pro forma general partner incentive distributions, by the weighted-average number of outstanding limited partner units during the period.

3.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards, or SFAS, No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162 — In May 2008, the Financial Accounting Standards Board, or FASB, issued SFAS 162, which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission, or SEC, approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We have assessed the impact of the adoption of SFAS 162, and believe that there will be no impact on our consolidated results of operations, cash flows or financial position.

FASB Staff Position, or FSP, No. SFAS 142-3 “Determination of the Useful Life of Intangible Assets,” or FSP 142-3 — In April 2008, the FASB issued FSP 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of assessing the impact of FSP 142-3, but do not expect a material impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 161 on our disclosures, and will make the required disclosures in our March 31, 2009 consolidated financial statements.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 was effective for us on January 1, 2009, and did not have a significant impact on our consolidated results of operations, cash flows or financial position. As a result of adoption effective January 1, 2009, we will reclassify non-controlling interests in the consolidated balance sheets to partners’ equity.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” or SFAS 159 — In February 2007, the FASB issued SFAS 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The provisions of SFAS 159 became effective for us on January 1, 2008. We have not elected the fair value option relative to any of our financial assets and liabilities which are not otherwise required to be measured at fair value by other accounting standards. Therefore, there is no effect of adoption reflected in our consolidated results of operations, cash flows or financial position.

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

Pursuant to FASB Staff Position 157-2, the FASB issued a partial deferral, ending on December 31, 2008, of the implementation of SFAS 157 as it relates to all non-financial assets and liabilities where fair value is the required measurement attribute by other accounting standards. While we have adopted SFAS 157 for all financial assets and liabilities effective January 1, 2008, we are in the process of assessing the impact SFAS 157 will have on our non-financial assets and liabilities, but do not expect a material impact on our consolidated results of operations, cash flows or financial position upon adoption.

FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or FSP 157-3 — In October 2008, the FASB issued FSP 157-3, which provides guidance in situations where a) observable inputs do not exist, b) observable inputs exist but only in an inactive market and c) how market quotes should be considered when assessing the relevance of observable and unobservable inputs to determine fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We believe that the financial assets that are reflected in our financial statements are transacted within active markets, and therefore, there is no effect on our consolidated results of operations, cash flows or financial positions as a result of the adoption of this FSP.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP of Financial Interpretation, or FIN, 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1 — In April 2007, the FASB issued FSP FIN 39-1, which permits, but does not require, a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 became effective for us beginning on January 1, 2008; however, we have elected to continue our policy of reflecting our derivative asset and liability positions, as well as any cash collateral, on a gross basis in our consolidated balance sheets.

EITF 08-06 “Equity Method Investment Accounting Considerations,” or EITF 08-06 — In November 2008, the EITF issued ETIF 08-06. Although the issuance of FAS 141(R) and FAS 160 were not intended to reconsider the accounting for equity method investments, the application of the equity method is affected by the issuance of these standards. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for and d) how to account for a change in an investment from the equity method to the cost method. This issue is effective for us on January 1, 2009, and although we do not expect any changes to the manner in which we apply equity method accounting, this guidance will be considered on a prospective basis to transactions with equity method investees.

EITF 07-04 “Application of the Two — Class Method under FASB Statement No. 128 to Master Limited Partnerships” or EITF 07-04 — In March 2008, the EITF issued ETIF 07-04. This issue seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights in accordance with FASB Statement No. 128 and its related interpretations. This issue is effective for us on January 1, 2009 and will be incorporated into our EPU calculations beginning with the quarter ending March 31, 2009. We are in the process of assessing the impact of EITF 07-04 on our EPU calculations, and will make any required changes to our calculation methodology for the quarter ending March 31, 2009.

4.	Acquisitions

Gathering and Compression Assets

On October 1, 2008, we acquired Michigan Pipeline & Processing, LLC, or MPP, a privately held company engaged in natural gas gathering and treating services for natural gas produced from the Antrim Shale of northern Michigan and natural gas transportation within Michigan. The results of MPP’s operations have been included in the consolidated financial statements since that date. Under the terms of the acquisition, we paid a purchase price of $145.0 million, plus net working capital and other adjustments of $3.4 million, subject to additional customary purchase price adjustments. We may pay up to an additional $15.0 million to the sellers depending on the earnings of the assets after a three-year period. We financed the acquisition through utilization of our credit facility. In addition, we entered into a separate agreement that provides the seller with available treating capacity on certain Michigan assets. The seller agreed to pay up to $1.5 million annually for up to nine years if they do not meet certain criteria, including providing additional volumes for treatment. These payments would reduce goodwill as a return of purchase price. This agreement may be terminated earlier if certain performance criteria of Michigan assets are satisfied. Certain of these performance criteria were satisfied, and as a result, the amount was reduced to approximately $0.8 million per year as of December 31, 2008. We initially held a $25.0 million letter of credit to secure the seller’s performance under this agreement and to secure the seller’s indemnification obligation under the acquisition agreement; however as a result of the satisfaction of certain performance conditions, this amount was reduced to approximately $22.5 million as of December 31, 2008. The fees under the Omnibus Agreement increased $0.4 million per year effective October 1, 2008, in connection with the acquisition.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the purchase method of accounting, the assets and liabilities of MPP were recorded at their respective fair values as of the date of the acquisition, and we recorded goodwill of approximately $6.7 million. The goodwill amount recognized relates primarily to projected growth from new customers. The values of certain assets and liabilities are preliminary, and are subject to adjustment as additional information is obtained, which when finalized may result in material adjustments. The purchase price allocation is as follows:

(Millions)

Cash	$1.7
Accounts receivable	2.1
Other assets	0.1
Other long term assets	3.8
Property, plant and equipment	116.1
Goodwill	6.7
Intangible assets	20.0
Other liabilities	(0.5)
Non-controlling interest in joint venture	(1.6)

Total purchase price allocation	$148.4

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations for MPP, MEG, and the Southern Oklahoma and northern Louisiana acquired assets, have been included prospectively, from the dates of acquisition, as part of the Natural Gas Services segment.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the net acquired assets was recorded as a reduction to partners’ equity, and the $5.6 million of common and general partner equivalent units issued as partial consideration for this transaction was recorded as an increase to partners’ equity.

Combined Financial Information

The following table presents pro forma information for the consolidated statements of operations for the years ended 2008 and 2007, as if the acquisition of MPP had occurred at the beginning of each year presented. There is no impact shown for the MEG acquisition because there were no predecessor operations of MEG at DCP Midstream, LLC.

	2008			2007
			DCP			DCP
	DCP		Midstream	DCP		Midstream
	Midstream	Acquisition	Partners, LP	Midstream	Acquisition	Partners, LP
	Partners, LP	of MPP	Pro Forma	Partners, LP	of MPP	Pro Forma
	(Millions, except per unit amounts)

Total operating revenues	$1,285.8	$14.8	$1,300.6	$873.3	$20.9	$894.2
Net income (loss)	$125.7	$2.2	$127.9	$(15.8)	$1.2	$(14.6)
Less:
Net income attributable to predecessor operations	—	—	—	(3.6)	—	(3.6)
General partner interest in net income	(11.9)	—	(11.9)	(2.2)	(0.1)	(2.3)

Net income (loss) allocable to limited partners	$113.8	$2.2	$116.0	$(21.6)	$1.1	$(20.5)

Net income (loss) per limited partner unit — basic and diluted	$3.25	$0.04	$3.29	$(1.05)	$0.05	$(1.00)

The pro forma information is not intended to reflect actual results that would have occurred if the companies had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

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

Omnibus Agreement

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Under the Omnibus Agreement, DCP Midstream, LLC provided parental guarantees, totaling $43.0 million at December 31, 2008, to certain counterparties to our commodity derivative instruments.

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

Following is a summary of the fees we incurred under the Omnibus Agreement and the effective date for these fees, as well as other fees paid to DCP Midstream, LLC:

		Year Ended December 31,
Terms	Effective Date	2008	2007	2006
		(Millions)

Annual fee	2006	$5.1	$5.0	$4.8
Wholesale propane logistics business	November 2006	2.0	2.0	0.3
Southern Oklahoma	May 2007	0.2	0.1	—
Discovery	July 2007	0.2	0.1	—
Additional services	August 2007	0.6	0.2	—
Momentum Energy Group, Inc.	August 2007	1.6	0.5	—
Michigan Pipeline & Processing, LLC	October 2008	0.1	—	—

Total Omnibus Agreement		9.8	7.9	5.1
Other fees		1.8	2.1	3.0

Total		$11.6	$10.0	$8.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnification

The Black Lake pipeline has experienced increased operating costs due to pipeline integrity testing that commenced in 2005 and was completed during the second quarter of 2008. Testing revealed irregularities, the more severe of which were repaired in October 2008 and the less severe of which are scheduled for repair in 2009. DCP Midstream, LLC agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions associated with repairing the Black Lake pipeline that are determined to be necessary as a result of the pipeline integrity testing. We anticipate repairs of approximately $0.8 million on the pipeline, which will be funded directly from Black Lake. We will not make contributions to Black Lake to cover these expenses.

In connection with our acquisition of our wholesale propane logistics business, DCP Midstream, LLC agreed to indemnify us until October 31, 2009 for any claims for fines or penalties of any governmental authority for periods prior to the closing, agreed to indemnify us until October 31, 2010 if certain contractual matters result in a claim, and agreed to indemnify us indefinitely for breaches of the agreement. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $680,000 and is subject to a maximum liability of $6.8 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

In connection with our acquisitions of East Texas and Discovery from DCP Midstream, LLC, DCP Midstream, LLC agreed to indemnify us until July 1, 2009 for any claims for fines or penalties of any governmental authority for periods prior to the closing and that are associated with certain East Texas assets that were formerly owned by Gulf South and UP Fuels, and agreed to indemnify us indefinitely for breaches of the agreement and certain existing claims. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $2.7 million and is subject to a maximum liability of $27.0 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

In connection with our acquisition of certain subsidiaries of MEG, DCP Midstream, LLC agreed to indemnify us until August 29, 2008 for any breach of the representations and warranties (except certain corporate related matters that survive indefinitely), and indefinitely for breaches of the agreement.

We have not pursued indemnification under these agreements.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ability to move natural gas around Pelico, there are certain contractual relationships around Pelico that define how natural gas is bought and sold between us and DCP Midstream, LLC. The agreement is described below:

•	DCP Midstream, LLC will supply Pelico’s system requirements that exceed its on-system supply. Accordingly, DCP Midstream, LLC purchases natural gas and transports it to our Pelico system, where we buy the gas from DCP Midstream, LLC at the actual acquisition cost plus transportation service charges incurred. We generally report purchases associated with these activities gross in the consolidated statements of operations as purchases of natural gas, propane and NGLs from affiliates.

•	If our Pelico system has volumes in excess of the on-system demand, DCP Midstream, LLC will purchase the excess natural gas from us and transport it to sales points at an index-based price, less a contractually agreed-to marketing fee. We generally report revenues associated with these activities gross in the consolidated statements of operations as sales of natural gas, propane and NGLs to affiliates.

•	In addition, DCP Midstream, LLC may purchase other excess natural gas volumes at certain Pelico outlets for a price that equals the original Pelico purchase price from DCP Midstream, LLC, plus a portion of the index differential between upstream sources to certain downstream indices with a maximum differential and a minimum differential, plus a fixed fuel charge and other related adjustments. We generally report revenues and purchases associated with these activities net in the consolidated statements of operations as transportation, processing and other services to affiliates.

In addition, we sell NGLs processed at our Minden and Ada plants, and sell condensate removed from the gas gathering systems that deliver to the Minden and Ada plants, and from our Pelico system to a subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation, processing and other charges from the tailgate of the respective asset, which is recorded in the consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates. We also sell propane to a subsidiary of DCP Midstream, LLC.

We also have a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze pipeline, pursuant to a fee-based rate that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on the Seabreeze pipeline under a transportation agreement. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other services to affiliates.

In December 2006, we completed construction of our Wilbreeze pipeline, which connects a DCP Midstream, LLC gas processing plant to our Seabreeze pipeline. The project is supported by an NGL product dedication agreement with DCP Midstream, LLC. We generally report revenues, which are earned pursuant to a fee-based rate applied to the volumes transported on this pipeline, in the consolidated statements of operations as transportation, processing and other services to affiliates.

We anticipate continuing to purchase commodities from and sell commodities to DCP Midstream, LLC in the ordinary course of business.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $3.8 million and $0.3 million during 2008 and 2007, respectively to reimburse us for these capital projects, which were substantially completed in 2008.

In the second quarter of 2006, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for capital projects, which were

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasted to be completed prior to our initial public offering, but were not completed by that date. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $3.4 million during 2006 and $0.3 million during 2007, to reimburse us for the capital costs we incurred, primarily for growth capital projects.

In July 2008, DCP Midstream, LLC issued additional parental guarantees outside of the Omnibus Agreement, totaling $200.0 million, to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. These guarantees were reduced to $65.0 million as of December 31, 2008 to correspond with lower commodity prices and collateral requirements. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees.

DCP Midstream, LLC was a significant customer during the years ended December 31, 2008, 2007 and 2006.

Duke Energy

Prior to December 31, 2006, we purchased natural gas from Duke Energy and its affiliates.

Spectra Energy

We purchase a portion of our propane from and market propane on behalf of Spectra Energy. We anticipate continuing to purchase propane from and market propane on behalf of Spectra Energy in the ordinary course of business.

During the second quarter of 2008, we entered into a propane supply agreement with Spectra Energy. This agreement, effective May 1, 2008 and terminating April 30, 2014, provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. This contract replaces the supply provided under a contract with a third party that was terminated for non-performance during the first quarter of 2008.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services to ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $1.9 million, $2.9 million and $3.9 million of capital reimbursements during the years ended December 31, 2008, 2007 and 2006, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the transactions with affiliates:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$475.7	$290.0	$231.7
Transportation, processing and other	$15.4	$6.0	$4.8
Purchases of natural gas, propane and NGLs	$175.3	$150.1	$102.9
(Losses) gains from derivative activity, net	$(3.1)	$(4.5)	$0.1
Operating and maintenance expense	$—	$0.4	$0.2
General and administrative expense	$11.6	$10.0	$8.1
Interest expense	$0.4	$—	$—
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$0.3	$1.1	$—
Transportation, processing and other	$0.2	$—	$—
Purchases of natural gas, propane and NGLs	$51.0	$—	$—
Duke Energy:
Purchases of natural gas, propane and NGLs	$—	$—	$3.4
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$1.8	$6.6	$1.1
Transportation, processing and other	$10.4	$10.6	$8.0
Purchases of natural gas, propane and NGLs	$36.6	$29.2	$12.9

We had accounts receivable and accounts payable with affiliates as follows:

	December 31,
	2008	2007
	(Millions)

DCP Midstream, LLC:
Accounts receivable	$30.3	$47.3
Accounts payable	$27.9	$53.3
Spectra Energy:
Accounts receivable	$4.0	$1.5
Accounts payable	$5.3	$—
ConocoPhillips:
Accounts receivable	$2.5	$3.3
Accounts payable	$0.4	$2.3

The following summarizes the unrealized losses on derivative instruments with affiliates:

	December 31,
	2008	2007
	(Millions)

DCP Midstream, LLC:
Unrealized losses — current	$(1.2)	$(2.7)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	December 31,
	Life	2008	2007
		(Millions)

Gathering systems	15 — 30 Years	$405.0	$371.3
Processing plants	25 — 30 Years	163.4	91.4
Terminals	25 — 30 Years	28.5	24.2
Transportation	25 — 30 Years	174.0	141.0
General plant	3 — 5 Years	6.0	4.0
Construction work in progress		43.5	25.5

Property, plant and equipment		820.4	657.4
Accumulated depreciation		(191.1)	(156.7)

Property, plant and equipment, net		$629.3	$500.7

The above amounts include accrued capital expenditures of $12.3 million and $8.4 million as of December 31, 2008 and 2007, respectively, which are included in other current liabilities in the consolidated balance sheets.

Depreciation expense was $34.4 million, $23.3 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We lease one of our Michigan transmission pipelines to a third party under a long-term contract. The carrying value of the pipeline is approximately $23.0 million, with accumulated depreciation of $0.2 million. Minimum future non-cancelable rental payments are as follows:

Rental Payments
(Millions)

2009	$3.0
2010	2.9
2011	2.9
2012	2.8
2013	2.3
Thereafter	20.7

Total	$34.6

Asset Retirement Obligations — Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements, and contractual leases for land use. We adjust our asset retirement obligation each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation, included in other long-term liabilities in the consolidated balance sheets, was $7.9 million and $3.1 million at December 31, 2008 and 2007, respectively. The asset retirement obligation increased in 2008 and 2007, respectively, as a result of the MPP and MEG acquisitions. Accretion expense for the years ended December 31, 2008 and 2007 was $0.4 million and $0.1 million, respectively, and for the year ended December 31, 2006 was not significant.

We identified various assets as having an indeterminate life, for which there is no requirement to establish a fair value for future retirement obligations associated with such assets. These assets include certain pipelines,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2008	2007
	(Millions)

Beginning of period	$80.2	$29.3
Acquisitions	8.6	50.9

End of period	$88.8	$80.2

Goodwill increased during 2008 by $6.7 million as a result of the MPP acquisition, and by $1.9 million for the final purchase price allocation for the MEG subsidiaries acquired from DCP Midstream, LLC. The increase in goodwill during 2007 represents the amount that we recognized in connection with our acquisition of the MEG subsidiaries from DCP Midstream, LLC.

We perform an annual goodwill impairment test, and update the test during interim periods if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We use a discounted cash flow analysis supported by market valuation multiples to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. Our annual goodwill impairment tests indicated that our reporting unit’s fair value exceeded its carrying or book value.

During the fourth quarter of 2008, as a result of the decline in the general equity market indices and in our unit price on the New York Stock exchange, we updated our fair value analysis using current marketplace assumptions and concluded that the carrying value of goodwill is recoverable; therefore, we did not record any impairment charges during the years ended December 31, 2008, 2007 and 2006. However, given the current volatility in the equity market, as well as volatile commodity prices, we will continue to monitor the recoverability of such amounts. Continued volatility and marketplace activity may alter our conclusion in the future, and could result in the recognition of an impairment charge.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2008	2007
	(Millions)

Gross carrying amount	$52.5	$32.4
Accumulated amortization	(4.8)	(2.7)

Intangible assets, net	$47.7	$29.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets increased in 2008 as a result of the MPP acquisition.

For the years ended December 31, 2008, 2007 and 2006, we recorded amortization expense of $2.1 million, $1.1 million and $0.4 million, respectively. As of December 31, 2008, the remaining amortization periods range from approximately less than one year to 25 years, with a weighted-average remaining period of approximately 21 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future
Amortization
(Millions)

2009	$2.6
2010	2.6
2011	2.3
2012	2.3
2013	2.3
Thereafter	35.6

Total	$47.7

8.	Equity Method Investments

The following table summarizes our equity method investments:

	Percentage of
	Ownership as of	Carrying Value as of
	December 31,	December 31,
	2008 and 2007	2008	2007
		(Millions)

Discovery Producer Services LLC	40%	$105.0	$117.9
DCP East Texas Holdings, LLC	25%	63.9	62.9
Black Lake Pipe Line Company	45%	6.3	6.2
Other	50%	0.2	0.2

Total equity method investments		$175.4	$187.2

Discovery operates a 600 MMcf/d cryogenic natural gas processing plant near Larose, Louisiana, a natural gas liquids fractionator plant near Paradis, Louisiana, a natural gas pipeline from offshore deep water in the Gulf of Mexico that transports gas to its processing plant in Larose, Louisiana with a design capacity of 600 MMcf/d and approximately 280 miles of pipe, and several laterals in the Gulf of Mexico. There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $39.7 million and $43.7 million at December 31, 2008 and 2007, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

East Texas is engaged in the business of gathering, transporting, treating, compressing, processing, and fractionating natural gas and NGLs. Its operations, located near Carthage, Texas, include a natural gas processing complex with a total capacity of 780 MMcf/d and a natural gas liquids fractionator. The facility is connected to an approximately 900-mile gathering system, as well as third party gathering systems. The complex includes and is adjacent to the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 Bcf/d, acts as a key exchange point for the purchase and sale of residue gas.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black Lake owns a 317-mile NGL pipeline, with a throughput capacity of approximately 40 MBbls/d. The pipeline receives NGLs from a number of gas plants in Louisiana and Texas. There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $6.0 million and $6.4 million at December 31, 2008 and 2007, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

Earnings from equity method investments were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Discovery Producer Services LLC	$17.4	$24.1	$16.9
DCP East Texas Holdings, LLC	16.1	14.6	12.0
Black Lake Pipe Line Company and other	0.8	0.6	0.3

Total earnings from equity method investments	$34.3	$39.3	$29.2

Distributions from equity method investments	$59.9	$38.9	$25.9

Earnings from equity method investments, net of distributions	$(25.6)	$0.4	$3.3

The following summarizes financial information of our equity method investments:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Statements of operations:
Operating revenue	$792.7	$739.6	$686.9
Operating expenses	$(696.9)	$634.6	$612.2
Net income	$99.8	$106.8	$77.4

	December 31,
	2008	2007
	(Millions)

Balance sheet:
Current assets	$104.3	$168.8
Long-term assets	646.3	630.3
Current liabilities	(84.4)	(100.9)
Long-term liabilities	(22.4)	(14.9)

Net assets	$643.8	$683.3

9.	Fair Value Measurement

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

•	Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value as a result of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. We record counterparty credit valuation adjustments on all derivatives that are in a net asset position as of the measurement date in accordance with our established counterparty credit policy, which takes into account any collateral margin that a counterparty may have posted with us.

•	Entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability position with each counterparty. This adjustment takes into account any credit enhancements, such as collateral margin we may have posted with a counterparty, as well as any letters of credit that we have provided. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account our own credit rating, current credit spreads, as well as any change in such spreads since the last measurement date.

•	Liquidity valuation adjustments are necessary when we are not able to observe a recent market price for financial instruments that trade in less active markets for the fair value to reflect the cost of exiting the position. Exchange traded contracts are valued at market value without making any additional valuation adjustments and, therefore, no liquidity reserve is applied. For contracts other than exchange traded instruments, we mark our positions to the midpoint of the bid/ask spread, and record a liquidity reserve based upon our total net position. We believe that such practice results in the most reliable fair value measurement as viewed by a market participant.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other marketplace participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 13 Risk Management Activities Credit Risk and Financial Instruments.

Valuation Hierarchy

Our fair value measurements are grouped into a three-level valuation hierarchy. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.

•	Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities in active markets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash balances in various financial instruments such as commercial paper, money market instruments and highly rated tax-exempt debt securities that have stated maturities of 20 years or more, which are categorized as available-for-sale securities. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper and highly rated tax-exempt debt securities are priced using a yield curve for similarly rated instruments, and are classified within Level 2. As of December 31, 2008, nearly all of our short-term and restricted investments were held in the form of money market securities. By virtue of our balances in these funds on September 19, 2008, all of these investments are eligible for, and the funds are participating in, the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds.

The following table presents the financial instruments carried at fair value as of December 31, 2008, by consolidated balance sheet caption and by valuation hierarchy, as described above:

		Internal Models	Internal Models
	Quoted Market	with Significant	with Significant
	Prices in	Observable	Unobservable
	Active Markets	Market Inputs	Market Inputs	Total Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
	(Millions)

Current assets:
Commodity derivative instruments(a)	$—	$15.1	$0.3	$15.4
Long-term assets:
Restricted investments	$—	$60.2	$—	$60.2
Commodity derivative instruments(b)	$—	$6.9	$1.7	$8.6
Interest rate instruments(b)	$—	$—	$—	$—
Current liabilities(c):
Commodity derivative instruments	$—	$(1.2)	$—	$(1.2)
Interest rate instruments	$—	$(16.5)	$—	$(16.5)
Long-term liabilities(d):
Commodity derivative instruments	$—	$(3.2)	$—	$(3.2)
Interest rate instruments	$—	$(22.8)	$—	$(22.8)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(c)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(d)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Level 3 Fair Value Measurements

The table below illustrates a rollforward of the amounts included in our consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers In/Out of Level 3” caption.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

		Net Realized
		and Unrealized				Net Unrealized
	Balance at	Gains Included	Transfers In/	Purchases,	Balance at	Gains (Losses)
	December 31,	in (Losses)	Out of	Issuances and	December 31,	Still Held Included
	2007	Earnings	Level 3(a)	Settlements, Net	2008	in Earnings(b)
	(Millions)

Commodity derivative instruments:
Current assets	$0.2	$0.8	$—	$(0.7)	$0.3	$0.3
Long-term assets	$1.5	$1.0	$(0.8)	$—	$1.7	$1.0
Current liabilities	$(1.6)	$(0.2)	$—	$1.8	$—	$—
Long-term liabilities	$(0.2)	$0.2	$—	$—	$—	$0.2

(a)	Amounts transferred in are reflected at fair value as of the end of the period and amounts transferred out are reflected at fair value at the beginning of the period.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2008.

10.	Estimated Fair Value of Financial Instruments

We have determined fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Debt

Long-term debt was as follows:

	Principal Amount
	2008	2007
	(Millions)

Revolving credit facility, weighed-average interest rate of 2.08% and 5.47%, respectively, due June 21, 2012(a)	$596.5	$530.0
Term loan facility, interest rate 1.54% and 5.05%, respectively, due June 21, 2012(b)	60.0	100.0

Total long-term debt	$656.5	$630.0

(a)	$575.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.26% to 5.19%, for a net effective rate of 4.48% on the $596.5 million of outstanding debt under our revolving credit facility as of December 31, 2008.

(b)	The term loan facility is fully secured by restricted investments.

Credit Agreement

We have an $824.6 million 5-year credit agreement that matures June 21, 2012, or the Credit Agreement, which consists of:

•	a $764.6 million revolving credit facility; and

•	a $60.0 million term loan facility.

At December 31, 2008 and 2007, we had $0.3 million and $0.2 million of letters of credit issued under the credit agreement outstanding, respectively. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying consolidated balance sheet as of December 31, 2008 and 2007. As of December 31, 2008, the available capacity under the revolving credit facility was $171.5 million, which is net of approximately $21.7 million non-participation by Lehman Brothers Commercial Bank, or Lehman Brothers, as discussed below. We incurred $0.6 million of debt issuance costs during 2007 associated with the Credit Agreement. These expenses are deferred as other long-term assets in the consolidated balance sheet and will be amortized over the term of the Credit Agreement.

Under the Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our leverage level or credit rating. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our applicable leverage level or debt rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%.

The Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0. The Credit Agreement also requires us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lehman Brothers is a lender in our Credit Agreement. Lehman Brothers has not funded its portion of our borrowing requests since its bankruptcy, and it is uncertain whether it will participate in future borrowing requests. Accordingly, the availability of new borrowings under the Credit Agreement has been reduced by approximately $25.4 million as of December 31, 2008. Our borrowing capacity may be further limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the June 21, 2012 maturity date.

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

Other Agreements

As of December 31, 2008, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million, which reduces the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

General Partner Interest and Incentive Distribution Rights — Prior to June 2007, the general partner was entitled to 2% of all quarterly distributions that we make prior to our liquidation. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner has not participated in certain issuances of common units. Therefore, the general partner’s 2% interest has been diluted to approximately 1% as of December 31, 2008.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. The general partner’s incentive distribution rights were not reduced as a result of these private placement agreements, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash during the Subordination Period and Distributions of Available Cash after the Subordination Period sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

Class C Units — On July 2, 2007, the Class C units were converted to common units.

Subordinated Units — All of the subordinated units are held by DCP Midstream, LLC. Our partnership agreement provides that, during the subordination period, the common units will have the right to receive distributions of Available Cash each quarter in an amount equal to $0.35 per common unit, or the Minimum Quarterly Distribution, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the Minimum Quarterly Distribution plus any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end, and the subordinated units will convert to common units, on a one for one basis, when certain distribution requirements, as defined in the partnership agreement, have been met. The subordination period has an early termination provision that permits 50% of the subordinated units to convert to common units on the second business day following the first quarter distribution in 2008 and the other 50% of the subordinated units to convert to common units on the second business day following the first quarter distribution in 2009, provided the tests for ending the subordination period contained in the partnership agreement are satisfied. In 2008, we determined that the criteria set forth in the partnership agreement for early termination of the subordination period occurred in February 2008 and,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, 50% of the subordinated units, or 3,571,428 units, converted into common units. We determined that the criteria set forth in the partnership agreement for early termination of the subordination period occurred in February 2009 and, therefore, the remaining 3,571,429 units, converted into common units. Our board of directors and the conflicts committee of the board certified that all conditions for early conversion were satisfied. The rights of the subordinated unitholders, other than the distribution rights described above, are substantially the same as the rights of the common unitholders.

Distributions of Available Cash during the Subordination Period — Our partnership agreement, after adjustment for the general partner’s relative ownership level, currently approximately 1%, requires that we make distributions of Available Cash for any quarter during the subordination period in the following manner:

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

Distributions of Available Cash after the Subordination Period — Our partnership agreement, after adjustment for the general partner’s relative ownership level, requires that we make distributions of Available Cash from operating surplus for any quarter after the subordination period in the following manner:

•	first, to all unitholders and the general partner, in accordance with their pro rata interest, until each unitholder receives a total of $0.4025 per unit for that quarter;

•	second, 13% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.4375 per unit for that quarter;

•	third, 23% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders pro rata until each unitholder receives a total of $0.525 per unit for that quarter; and

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our cash distributions paid in 2008, 2007 and 2006:

	Per Unit	Total Cash
Payment Date	Distribution	Distribution
		(Millions)

November 14, 2008	$0.600	$20.1
August 14, 2008	0.600	20.1
May 15, 2008	0.590	19.6
February 14, 2008	0.570	15.7
November 14, 2007	0.550	14.7
August 14, 2007	0.530	12.4
May 15, 2007	0.465	8.6
February 14, 2007	0.430	7.8
November 14, 2006	0.405	7.4
August 14, 2006	0.380	6.7
May 15, 2006	0.350	6.3
February 13, 2006(a)	0.095	1.7

(a)	Represents the pro rata portion of our Minimum Quarterly distribution of $0.35 per unit for the period December 7, 2005, the closing of our initial public offering, through December 31, 2005.

13.	Risk Management Activities, Credit Risk and Financial Instruments

The impact of our derivative activity on our results of operations and financial position is summarized below:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Commodity cash flow hedges:
Losses due to ineffectiveness	$—	$—	$(0.3)
(Losses) gains reclassified into earnings	$(0.8)	$2.4	$2.6
Commodity derivative activity:
Unrealized gains (losses) from derivative activity	$102.4	$(81.7)	$0.3
Realized losses from derivative activity	$(30.1)	$(5.9)	$(0.2)
Interest rate cash flow hedges:
(Losses) gains reclassified into earnings	$(6.7)	$0.7	$0.1

	December 31,
	2008	2007
	(Millions)

Commodity cash flow hedges:
Net deferred losses in AOCI	$(1.8)	$(2.6)
Interest rate cash flow hedges:
Net deferred losses in AOCI	$(38.7)	$(12.3)

For the years ended December 31, 2008, 2007 and 2006, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, we posted collateral with certain counterparties to our commodity derivative instruments of approximately $18.2 million, which is included in other current assets on the consolidated balance sheet. As of December 31, 2008, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million. This letter of credit reduces the amount of cash we may be required to post as collateral. As of December 31, 2008, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Commodity Price Risk — Our operations of gathering, processing, and transporting natural gas, and the accompanying operations of transporting and marketing of NGLs create commodity price risk due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. As an owner and operator of natural gas processing and other midstream assets, we have an inherent exposure to market variables and commodity price risk. The amount and type of price risk is dependent on the underlying natural gas contracts to purchase and process natural gas. Risk is also dependent on the types and mechanisms for sales of natural gas and NGLs, and related products produced, processed, transported or stored.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for our commodity cash flow hedges. Therefore, we are using the mark-to-market method of accounting for all commodity derivative instruments. As a result, the remaining net loss deferred in AOCI will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings. As of December 31, 2008, deferred net losses of $0.9 million are expected to be reclassified during the next 12 months. Subsequent to July 1, 2007, the changes in fair value of financial derivatives are included in gains and losses from derivative activity in the consolidated statements of operations. The agreements are with major financial institutions, which management expects to fully perform under the terms of the agreements.

As of December 31, 2008, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2013 with natural gas, NGLs and crude oil derivatives.

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

Normal Purchases and Normal Sales — If a contract qualifies and is designated as a normal purchase or normal sale, no recognition of the contract’s fair value in the consolidated financial statements is required until

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the associated delivery period impacts earnings. We have applied this accounting election for contracts involving the purchase or sale of commodities in future periods as well as select operating expense contracts.

Interest Rate Cash Flow Hedges — We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the consolidated balance sheets. As of December 31, 2008, $16.0 million of deferred net losses on derivative instruments in AOCI are expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. However, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings. $425.0 million of the agreements reprice prospectively approximately every 90 days and the remaining $150.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 2.26% to 5.19%, and receive interest payments based on the three-month LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense. The agreements are with major financial institutions, which are expected to fully perform under the terms of the agreements.

14.	Equity-Based Compensation

Total compensation (credit) cost for equity-based arrangements was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Performance Units	$(0.7)	$1.1	$0.2
Phantom Units	(0.4)	0.6	0.4
Restricted Phantom Units	0.1	—	—

Total compensation (credit) cost	$(1.0)	$1.7	$0.6

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

All awards are accounted for as liability awards.

Performance Units — We have awarded phantom LPUs, or Performance Units, pursuant to the LTIP to certain employees. Performance Units generally vest in their entirety at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 200% of the outstanding Performance Units, depending on the achievement of specified performance targets over three year

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance periods. The final performance payout is determined by the compensation committee of the board of directors of our General Partner. The DERs will be paid in cash at the end of the performance period. Of the remaining Performance Units outstanding at December 31, 2008, 21,705 units vested in January 2009, 15,101 units are expected to vest on December 31, 2009, and 8,544 units are expected to vest on December 31, 2010.

At December 31, 2008, there was approximately $0.3 million of unrecognized compensation expense related to the Performance Units that is expected to be recognized over a weighted-average period of 0.7 years. The following table presents information related to the Performance Units:

		Grant Date
		Weighted-	Measurement
		Average Price	Date Price
	Units	per Unit	per Unit

Outstanding at January 1, 2006	—	$—
Granted	40,560	$26.96
Forfeited	(17,470)	$26.96

Outstanding at December 31, 2006	23,090	$26.96
Granted	29,610	$37.29
Forfeited	(5,740)	$31.39

Outstanding at December 31, 2007	46,960	$32.93
Granted	17,085	$33.85
Forfeited	(12,025)	$32.42

Outstanding at December 31, 2008	52,020	$33.35	$9.40

Expected to vest(a)	45,350	$31.70	$9.40

(a)	Based on our December 31, 2008 estimated achievement of specified performance targets, the performance target for units granted in 2008 is 100%, for units granted in 2007 is 102%, and for units granted in 2006 is 140.4%. The estimated forfeiture rate for units granted in 2008 and 2007 is 50%, and for units granted in 2006 is 0%.

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

Phantom Units — In conjunction with our initial public offering, in January 2006 our General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner. The remaining Phantom Units outstanding at December 31, 2008 vested on January 3, 2009.

In 2007, we granted 4,500 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2007. Of these units, 4,000 units vested during 2007 and 500 units vested in February 2008.

In 2008, we granted 4,000 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2008. All of these units vested during 2008.

The DERs are paid quarterly in arrears.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information related to the Phantom Units:

		Grant Date
		Weighted-	Measurement
		Average Price	Date Price
	Units	per Unit	per Unit

Outstanding at January 1, 2006	—	$—
Granted	35,900	$24.05
Forfeited	(11,200)	$24.05

Outstanding at December 31, 2006	24,700	$24.05
Granted	4,500	$42.90
Forfeited	(2,333)	$24.05
Vested	(6,668)	$35.23

Outstanding at December 31, 2007	20,199	$24.56
Granted	4,000	$35.88
Forfeited	(4,000)	$24.05
Vested	(6,501)	$32.91

Outstanding at December 31, 2008	13,698	$24.05	$9.40

Expected to vest	13,698	$24.05	$9.40

The estimate of Phantom Units that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate.

Restricted Phantom Units — Our General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. The RPUs outstanding at December 31, 2008 are expected to vest on December 31, 2011. The DERs are paid quarterly in arrears.

At December 31, 2008, there was approximately $0.2 million of unrecognized compensation expense related to the RPUs that is expected to be recognized over a weighted-average period of 2.0 years. The following table presents information related to the RPUs:

		Grant Date
		Weighted-	Measurement
		Average Price	Date Price
	Units	per Unit	per Unit

Outstanding at January 1, 2008	—	$—	$—
Granted	17,085	$33.85
Forfeited	(2,395)	$35.88
Vested	—	$—

Outstanding at December 31, 2008	14,690	$33.52	$9.40

Expected to vest	8,544	$33.85	$9.40

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 50% as of December 31, 2008. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

We intend to settle certain awards issued under the LTIP in cash upon vesting. Compensation expense on these awards is recognized ratably over each vesting period, and will be remeasured each reporting period for

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all awards outstanding until the units are vested. The fair value of all awards is determined based on the closing price of our common units at each measurement date.

15.	Income Taxes

We are structured as a master limited partnership, which is a pass-through entity for federal income tax purposes. Accordingly, we had no deferred tax balances as of December 31, 2008, 2007 and 2006, and no federal income tax expense for the years ended December 31, 2008, 2007 and 2006.

The State of Texas imposes a margin tax that is assessed at 1% of taxable margin apportioned to Texas. Accordingly, we have recorded current tax expense for the Texas margin tax beginning in 2007. During 2008 we acquired properties in Michigan. Michigan imposes a business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. The sum of the gross receipts and income tax is subject to a tax surcharge of 21.99%. Michigan provides tax credits that may reduce our final tax liability.

Income tax expense for the years ended December 31, 2008 and 2007, consisted of current expense of $0.1 million for both periods, related primarily to the Texas margin tax. We did not have income tax expense in 2006. Our effective tax rate differs from statutory rates, primarily due to being structured as a limited partnership, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states.

16.	Net Income or Loss per Limited Partner Unit

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

These required disclosures do not impact our overall net income or loss or other financial results; however, in periods in which aggregate net income exceeds the First Target Distribution Level, it will have the impact of reducing net income per LPU. This result occurs as a larger portion of our aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though we make distributions on the basis of Available Cash and not earnings. In periods in which our aggregate net income does not exceed the First Target Distribution Level, there is no impact on our calculation of earnings per LPU. During the year ended December 31, 2008, our aggregate net income per limited partner unit exceeded the Fourth Target Distribution level, and as a result we allocated an additional $24.8 million in additional earnings to the general partner. During the year ended December 31, 2007, no additional earnings were allocated to the general partner. During the year ended December 31, 2006, our aggregate net income per limited partner unit exceeded the Second Target Distribution level, and as a result we allocated $1.3 million in additional earnings to the general partner.

Basic and diluted net income or loss per LPU is calculated by dividing limited partners’ interest in net income or loss, less pro forma general partner incentive distributions as described above, by the weighted-average number of outstanding LPUs during the period.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates our calculation of net income per LPU:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Net income (loss)	$125.7	$(15.8)	$61.9
Less:
Net income attributable to predecessor operations	—	(3.6)	(26.6)

Net income (loss) attributable to the partnership	125.7	(19.4)	35.3
Less: General partner interest in net income	(11.9)	(2.2)	(0.7)

Limited partners’ interest in net income or net loss	113.8	(21.6)	34.6
Less: Additional earnings allocation to general partner	(24.8)	—	(1.3)

Net income (loss) available to limited partners	$89.0	$(21.6)	$33.3

Net income (loss) per LPU — basic and diluted	$3.25	$(1.05)	$1.90

17.	Commitments and Contingent Liabilities

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

El Paso — On February 27, 2009, a jury in the District Count, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P. and against one of our subsidiaries and DCP Midstream. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream in December 2005. We intend to appeal this decision and will continue to defend ourselves vigorously against this claim. Nevertheless, as a result of the jury verdict we have reserved a contingent liability of $2.5 million for this matter, which is included in our consolidated financial statements for the year ended December 31, 2008.

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

Insurance — We contract with a third party insurer for our primary general liability insurance covering third party exposures. DCP Midstream, LLC provides our remaining insurance coverage through third party insurers for: (1) statutory workers’ compensation insurance; (2) automobile liability insurance for all owned,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-owned and hired vehicles; (3) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (4) property insurance, which covers replacement value of all real and personal property and includes business interruption/ extra expense and (5) directors and officers insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

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

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $12.9 million, $11.4 million and $11.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2008:

(Millions)

2009	$12.4
2010	9.0
2011	7.9
2012	7.0
2013	5.8
Thereafter	2.6

Total minimum rental payments	$44.7

18.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of (1) our Northern Louisiana natural gas gathering, processing and transportation system; (2) our Southern Oklahoma system, acquired in May 2007; (3) our 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007; (4) our Colorado and Wyoming systems, acquired in August 2007; and (5) our Michigan systems, acquired in October 2008.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of six owned rail terminals, one of which was idled in 2007 to consolidate our operations, one leased marine terminal, one pipeline terminal and access to several open access pipeline terminals.

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

The following tables set forth our segment information:

Year Ended December 31, 2008:

		Wholesale
	Natural Gas	Propane	NGL
	Services	Logistics	Logistics	Other(c)	Total
	(Millions)

Total operating revenue	$791.5	$483.0	$11.3	$—	$1,285.8

Gross margin(a)	$206.5	$11.0	$7.1	$—	$224.6
Operating and maintenance expense	(32.1)	(9.9)	(1.0)	—	(43.0)
Depreciation and amortization expense	(33.8)	(1.3)	(1.4)	—	(36.5)
General and administrative expense	—	—	—	(24.0)	(24.0)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	33.5	—	0.8	—	34.3
Interest income	—	—	—	5.6	5.6
Interest expense	—	—	—	(32.8)	(32.8)
Income tax expense(b)	—	—	—	(0.1)	(0.1)
Non-controlling interest in income	(3.9)	—	—	—	(3.9)

Net income (loss)	$170.2	$1.3	$5.5	$(51.3)	$125.7

Non-cash derivative mark-to-market(d)	$99.2	$2.4	$—	$(0.6)	$101.0

Capital expenditures	$36.6	$3.3	$0.4	$0.7	$41.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007:

		Wholesale
	Natural Gas	Propane	NGL
	Services	Logistics	Logistics	Other(c)	Total
	(Millions)

Total operating revenue	$404.1	$459.6	$9.6	$—	$873.3

Gross margin(a)	$16.2	$25.5	$4.9	$—	$46.6
Operating and maintenance expense	(20.9)	(10.4)	(0.8)	—	(32.1)
Depreciation and amortization expense	(21.9)	(1.1)	(1.4)	—	(24.4)
General and administrative expense	—	—	—	(24.1)	(24.1)
Earnings from equity method investments	38.7	—	0.6	—	39.3
Interest income	—	—	—	5.3	5.3
Interest expense	—	—	—	(25.8)	(25.8)
Income tax expense(b)	—	—	—	(0.1)	(0.1)
Non-controlling interest in income	(0.5)	—	—	—	(0.5)

Net income (loss)	$11.6	$14.0	$3.3	$(44.7)	$(15.8)

Non-cash derivative mark-to-market(d)	$(78.3)	$(2.8)	$—	$—	$(81.1)

Capital expenditures	$16.2	$3.9	$1.2	$—	$21.3

Year Ended December 31, 2006:

		Wholesale
	Natural Gas	Propane	NGL
	Services	Logistics	Logistics	Other(c)	Total
	(Millions)

Total operating revenue	$415.3	$375.2	$5.3	$—	$795.8

Gross margin(a)	$75.3	$16.0	$4.1	$—	$95.4
Operating and maintenance expense	(13.5)	(8.6)	(1.6)	—	(23.7)
Depreciation and amortization expense	(11.1)	(0.8)	(0.9)	—	(12.8)
General and administrative expense	—	—	—	(21.0)	(21.0)
Earnings from equity method investments	28.9	—	0.3	—	29.2
Interest income	—	—	—	6.3	6.3
Interest expense	—	—	—	(11.5)	(11.5)

Net income (loss)	$79.6	$6.6	$1.9	$(26.2)	$61.9

Non-cash derivative mark-to-market(d)	$0.1	$—	$—	$—	$0.1

Capital expenditures	$6.5	$9.4	$11.3	$—	$27.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(Millions)

Segment long-term assets:
Natural Gas Services(e)	$856.4	$710.7
Wholesale Propane Logistics	54.3	52.6
NGL Logistics	33.8	34.8
Other(f)	70.3	104.1

Total long-term assets	1,014.8	902.2
Current assets	165.2	218.5

Total assets	$1,180.0	$1,120.7

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Income tax expense in 2008 and 2007 relates primarily to the Texas margin tax.

(c)	Other consists of general and administrative expense, interest income, interest expense and income tax expense.

(d)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

(e)	Long-term assets for our Natural Gas Services segment increased in 2008 as a result of our acquisition of MPP in October 2008, and in 2007 as a result of our Southern Oklahoma acquisition in May 2007, and our acquisition of certain MEG subsidiaries in August 2007. Long-term assets for our Natural Gas Services segment include the effects of our 25% equity interest in East Texas, our 40% equity interest in Discovery and the Swap acquired in July 2007, for all periods presented.

(f)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$26.3	$26.5	$11.1
Non-cash investing and financing activities:
Non-cash additions of property, plant and equipment	$1.5	$5.9	$1.4
Accounts payable related to acquisitions	$—	$9.0	$9.9
Accrued distributions to DCP Midstream, LLC related to reimbursements	$—	$0.5	$—
Accrued contributions from DCP Midstream, LLC related to reimbursements	$—	$0.3	$—
Accrued equity-based compensation	$0.2	$0.2	$—

20.	Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2008, 2007 and 2006 were as follows (millions, except per unit amounts):

					Year Ended
					December 31,
2008	First	Second	Third	Fourth	2008

Total operating revenues	$337.7	$145.9	$426.8	$375.4	$1,285.8
Operating (loss) income	$(16.6)	$(165.7)	$152.4	$152.5	$122.6
Net (loss) income	$(6.5)	$(159.3)	$152.7	$138.8	$125.7
Limited partners’ interest in net (loss) income	$(8.2)	$(159.8)	$147.8	$134.0	$113.8
Basic net (loss) income per limited partner unit	$(0.33)	$(5.66)	$2.97	$2.72	$3.25

					Year Ended
					December 31,
2007	First	Second	Third	Fourth	2007

Total operating revenues	$237.2	$181.1	$188.6	$266.4	$873.3
Operating income (loss)	$11.5	$(1.8)	$3.9	$(47.6)	$(34.0)
Net income (loss)	$15.8	$0.8	$7.5	$(39.9)	$(15.8)
Limited partners’ interest in net income (loss)(a)	$12.2	$0.2	$6.6	$(40.6)	$(21.6)
Basic net income (loss) per limited partner unit(a)	$0.58	$0.01	$0.29	$(1.69)	$(1.05)

					Year Ended
					December 31,
2006	First	Second	Third	Fourth	2006

Total operating revenues	$265.4	$160.1	$162.8	$207.5	$795.8
Operating income	$9.1	$9.3	$7.3	$12.2	$37.9
Net income	$16.3	$15.7	$14.3	$15.6	$61.9
Limited partners’ interest in net income(a)(b)	$5.3	$8.6	$9.5	$11.1	$34.6
Basic net income per limited partner unit(a)(b)	$0.30	$0.47	$0.51	$0.55	$1.90

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Total limited partners’ interest in net income and basic income per limited partner unit excludes the results from our interest in East Texas, Discovery and the Swap for the period January 1, 2006 through June 30, 2007.

(b)	Total limited partners’ interest in net income and basic income per limited partner unit excludes the results from our wholesale propane logistics business for the period January 1, 2006 through October 31, 2006.

21.	Subsequent Events

On February 27, 2009, a jury in the District Count, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P. and against one of our subsidiaries and DCP Midstream. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream in December 2005. We intend to appeal this decision and will continue to defend ourselves vigorously against this claim. Nevertheless, as a result of the jury verdict we have reserved a contingent liability of $2.5 million for this matter, which is included in our consolidated financial statements for the year ended December 31, 2008.

On February 25, 2009, we entered into a Contribution Agreement with DCP Midstream, LLC, whereby DCP Midstream, LLC will contribute an additional 25.1% interest in East Texas to us in exchange for 3.5 million Class D units, providing us with a 50.1% interest in East Texas following the expected closing of the transaction in April 2009. This closing date is subject to extension for up to 45 days to allow for repairs or replacement to our reasonable satisfaction any assets destroyed or damaged by certain casualty losses and time to enable the plant to process all available inlet volumes as defined in the Contribution Agreement. The Class D units will automatically convert into common units in August 2009 and will not be eligible to receive a distribution until the second quarter distribution payable in August 2009. DCP Midstream, LLC has agreed to provide a fixed-price NGL derivative by NGL component for the period of April 2009 to March 2010 for the acquired interest. Subsequent to this transaction, we will consolidate East Texas in our consolidated financial statements.

On February 11, 2009, we announced, along with DCP Midstream, LLC, that our East Texas natural gas processing complex and residue natural gas delivery system known as the Carthage Hub, have been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. No employees or contractors were injured in the incident. There was no significant damage to the natural gas processing complex. As of February 25, 2009, the complex began processing through one of the five plants, and it is expected that full processing capacities will be restored for the entire complex over the next 30 days. Residue gas will be redelivered into limited available pipeline interconnects while the Carthage Hub undergoes inspection and repairs.

On February 17, 2009, the remaining 3,571,429 DCP Partners subordinated units were converted to common units following the completion of the subordination period and satisfactory completion of all subordination period tests contained in the DCP Partners’ partnership agreement.

In February 2009, we entered into interest rate swap agreements to convert $275.0 million of the indebtedness on our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to interest rate fluctuations. These interest rate swaps commence in December 2010 and expire in June 2012

On January 27, 2009, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on February 13, 2009 to unitholders of record on February 6, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2008.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream Partners GP, LLC
Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 4, 2009 expressed an unqualified opinion (including explanatory paragraphs referring to (1) the preparation of the portion of the DCP Midstream Partners, LP consolidated financial statements attributable to the wholesale propane logistics business from the separate records maintained by DCP Midstream, LLC and (2) the preparation of the portion of the DCP Midstream Partners, LP consolidated financial statements attributable to the DCP East Texas Holdings, LLC, Discovery Producer Services, LLC, and a nontrading derivative instrument from the separate records maintained by DCP Midstream, LLC) on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Denver, Colorado
March 4, 2009

Item 9B.  Other Information

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2008.

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

Meeting Attendance and Preparation

Members of our board of directors attended at least 75% of regular board meetings and meetings of the committees on which they serve, either in person or telephonically, during 2008. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Directors and Executive Officers

The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with DCP Midstream GP, LLC

Thomas C. O’Connor	53	Chairman of the Board and Director
Mark A. Borer	54	President, Chief Executive Officer and Director
Angela A. Minas	44	Vice President and Chief Financial Officer
Michael S. Richards	49	Vice President, General Counsel and Secretary
Don Baldridge	39	Vice President, Business Development
Paul F. Ferguson, Jr.	59	Director
Gregory J. Goff	52	Director
Alan N. Harris	55	Director
John E. Lowe	50	Director
Frank A. McPherson	75	Director
Thomas C. Morris	68	Director
Stephen R. Springer	62	Director

Our directors hold office for one year or until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Thomas C. O’Connor was elected Chairman of the Board of DCP Midstream GP, LLC in September 2008, and has been a director of DCP Midstream GP, LLC since December 2007. Mr. O’Connor has over 20 years experience in the natural gas industry with Duke Energy prior to joining DCP Midstream, LLC in November 2007 as Chairman of the board, President and CEO. Mr. O’Connor joined Duke Energy in 1987 where he served in a variety of positions in the company’s natural gas and pipeline operations units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy.

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

Angela A. Minas was elected Vice President and Chief Financial Officer of DCP Midstream GP, LLC in September 2008. Ms. Minas was previously Chief Financial Officer, Chief Accounting Officer and Treasurer for Constellation Energy Partners from September 2006 through March 2008. She also served as Managing Director of the Commodities Group at Constellation Energy Group, Inc. from September 2006 through March 2008. Prior to that, Ms. Minas was Senior Vice President, Global Consulting from 2004 to 2006 for SAIC and Vice President, US Consulting from 2002 to 2003 for SAIC. Prior to that, Ms. Minas was a partner with Arthur Andersen LLP from 1997 through 2002.

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

Don Baldridge was elected Vice President, Business Development of DCP Midstream GP, LLC in January 2009. Mr. Baldridge was previously Vice President, Corporate Development of DCP Midstream, LLC since August 2008. Prior to that, he served as senior director, corporate development and other management positions with DCP Midstream, LLC since April 2005. Mr. Baldridge has more than 16 years experience in the energy industry, including commercial, trading and business development activities.

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

Gregory J. Goff, was elected a director of DCP Midstream GP, LLC in October 2008, and is currently Senior Vice President, Commercial for ConocoPhillips. Previously, Mr. Goff served as President, Specialty Businesses and Business Development. From 2004 to 2006, Mr. Goff served as president of ConocoPhillips’ US Lower 48 and Latin American exploration and production business. From 2002 to 2004 Mr. Goff served as president of Europe and Asia Pacific Downstream Activities for ConocoPhillips. From 2000 to 2002 Mr. Goff served as Chairman and Managing Director of Conoco Limited in the United Kingdom. From 1998 to 2000 Mr. Goff served as managing Director and Chief Executive Officer of Conoco JET Nordic in Stockholm, Sweden.

Alan N. Harris was appointed as a director of DCP Midstream GP, LLC in December 2008, effective January 1, 2009; at that time he was not appointed to any committee of the board of Directors. In January 2009, the board of directors appointed Mr. Harris as Chairman to the compensation committee of the board of directors. Mr. Harris currently serves as chief development and operations officer of Spectra Energy. Prior to Spectra Energy’s spin-off from Duke Energy in 2007, Mr. Harris served as group vice president and chief financial officer of Duke Energy Gas Transmission, or DEGT, from February 2004 and was named executive vice president of DEGT in December 2002. Mr. Harris, who joined the corporation in 1982, has served in a number of other senior management positions since that time. Mr. Harris has been in the energy industry for over 30 years.

John E. Lowe, was elected a director of DCP Midstream GP, LLC in October 2008, and is currently Assistant to the Chief Executive Officer for ConocoPhillips, representing the company in external relationships and assisting on special projects. Mr. Lowe was previously Executive Vice President, Exploration and Production. Mr. Lowe has also served ConocoPhillips as Executive Vice President of Planning, Strategy and Corporate Affairs. Senior Vice President of Corporate Strategy and Development and was responsible for the forward strategy, development opportunities and public relations functions of Phillips Petroleum Company. From 1999 to 2000, Mr. Lowe served as Vice President of Planning and Strategic Transactions for ConocoPhillips.

Frank A. McPherson was elected as a director of DCP Midstream GP, LLC in December 2005. Mr. McPherson retired as Chairman and Chief Executive Officer from Kerr McGee Corporation in 1997 after a 40-year career with the company. Mr. McPherson was Chairman and Chief Executive Officer of Kerr McGee from 1983 to 1997. Prior to that he served in various capacities in management of Kerr McGee. Mr. McPherson joined Kerr McGee in 1957. Mr. McPherson previously served on the boards of Integris Health, Tri Continental Corporation, Seligman Group of Mutual Funds, ConocoPhillips, Kimberly Clark Corporation, MAPCO Inc., Bank of Oklahoma, the Federal Reserve Bank of Kansas City, the Oklahoma State University Foundation Board of Trustees, the American Petroleum Institute, and several non-profit organizations in Oklahoma.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission, or SEC, and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Directors, executive officers and greater than 10% unitholders are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to such reporting persons were complied with, except that a late Form 4 was filed for Ms. Minas in January 2009 reflecting the granted phantom units dated October 1, 2008, following her employment by the Partnership.

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

Compensation Committee

The board of directors of our General Partner has a standing compensation committee, which is composed of four directors, Alan N. Harris (chairman), Gregory J. Goff, Thomas C. O’Connor and Frank A. McPherson. The compensation committee oversees compensation decisions for the officers of our general partner and administers the long-term incentive plan, selecting individuals to be granted equity-based awards from among those eligible to participate. The compensation committee has adopted a charter, which has been ratified and approved by the board of directors.

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

New York Stock Exchange, or NYSE, Annual Certification

On March 26, 2008, Mark A. Borer, our Chief Executive Officer, certified to the NYSE, as required by NYSE rules, that as of March 26, 2008, he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.

Report of the Audit Committee

The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The audit committee operates under a written charter approved by the board of directors. The charter, among other things, provides that the audit committee has authority to appoint, retain and oversee the independent auditor. In this context, the audit committee:

•	reviewed and discussed the audited financial statements in this annual report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•	reviewed with Deloitte & Touche, LLP, our independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards;

•	received the written disclosures and the letter required by standard No. 1 of the independence standards board (independence discussions with audit committees) provided to the audit committee by Deloitte & Touche, LLP;

•	discussed with Deloitte & Touche, LLP its independence from management and us and considered the compatibility of the provision of nonaudit service by the independent auditors with the auditors’ independence;

•	discussed with Deloitte & Touche, LLP the matters required to be discussed by statement on auditing standards No. 61 (communications with audit committees);

•	discussed with our internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•	based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission; and

•	approved the selection and appointment of Deloitte & Touche, LLP to serve as our independent auditors.

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

As of February 23, 2009, our General Partner has four executive officers and six additional employees. All of these employees are solely dedicated to our operations and management, except our President and Chief Executive Officer, or CEO, who devotes more than 90% of his time to our operations and management. The General Partner has not entered into employment agreements with any of our executive officers. The compensation committee of our General Partner’s board of directors establishes the compensation program for these employees.

Compensation Committee

The compensation committee is comprised of directors of our General Partner and has four members as of February 23, 2009. The compensation committee’s responsibilities include, among other duties, the following:

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

Methodology

The compensation committee reviews data from market surveys provided by independent consultants to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation. With respect to executive officer compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2008 we engaged the services of BDO Seidman, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our executives. The study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2008 Towers Perrin General Industry Executive Compensation Database, or the Towers Perrin Database. The study was comprised of the following peer companies: Boardwalk Pipeline Partners, LP, Buckeye Partners, L.P., Copano Energy, L.L.C., Crosstex Energy, L.P., Enbridge Energy Partners, L.P., Genesis Energy, L.P., Magellan Midstream Partners, L.P., MarkWest Energy Partners, L.P., NuStar Energy L.P., ONEOK Partners, L.P., Plains All American Pipeline, L.P., Regency Energy Partners LP, Spectra Energy Partners, LP, Sunoco Logistics Partners L.P., Targa Resources Partners LP and TEPPCO Partners LP. Studies such as this generally include only the most highly compensated officers of each company, which correlates with our executive officers. The results of this study, as well as other factors such as our targeted performance objectives, served as a benchmark for establishing our total direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our executive officers we used the median amount for peer positions from the BDO study and the data point that represents the 50th percentile of the market in the Towers Perrin Database.

Components of Compensation

The total annual direct compensation program for executives of the General Partner consists of three components: (1) base salary; (2) an annual short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based cash settled grant under our long-term incentive plan, or LTIP. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2008, this allocation for targeted compensation of our executive officers was as follows:

		Targeted	Targeted
	Base Salary	STI Level	LTIP Level

CEO	34%	21%	45%
Chief Financial Officer, or CFO	44%	20%	36%
Vice Presidents	44%	20%	36%

In allocating compensation among these components, we believe a significant portion of the compensation of our executive officers should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the BDO study of the companies named above. Each component of compensation is further described below.

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

In 2008, the STI objectives were initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the full board of directors. In 2008, the STI objectives approved by the compensation committee were divided as follows: (1) company objectives accounted for 75% of the STI and (2) personal objectives accounted for 25% of the STI. The target incentive opportunities for 2008 as a percentage of base salary for the CEO, the CFO, and the Vice Presidents were 60%, 45% and 45%, respectively. All STI objectives are subject to change each year.

The 2008 stated company objectives under the STI were based on the following and were weighted as indicated:

1)	The achievement of our budget for operating cash flow from our 2008 budgeted asset base, excluding the impact from non-cash mark to market adjustments to derivative instruments and any one-time transaction costs. We define operating cash flow as our distributable cash flow plus maintenance capital and interest expense. As a publicly traded limited partnership, our performance is generally judged on our ability to pay cash distributions to our unitholders. Distributable cash flow has three primary components: maintenance capital, interest expense and operating cash flow. We use operating cash flow as the financial objective because we believe it is the most controllable component of distributable cash flow and permits management to focus on the long term sustainability and development of our assets. For this company objective, the target level of performance is operating cash flow of $118.0 million, the maximum level of performance is operating cash flow of $135.0 million and the minimum level of performance operating cash flow of $110.0 million. The weighting of this objective relative to the other stated company objectives was 35%.

2)	Deliver on board approved 2008 growth capital including acquisitions, organic growth projects and the dropdown of assets from our sponsors. We believe that our performance is also judged by our growth, which can translate into distribution growth. For this company objective, the target level of performance is $400.0 million of approved growth capital in 2008, the maximum level of performance is $900.0 million of approved growth capital in 2008 and the minimum level of performance is $250.0 million of approved growth capital in 2008. The weighting of this objective relative to the other stated company objectives was 25%.

3)	Establishing and maintaining strong internal controls and accounting accuracy while meeting the performance requirements of the Sarbanes-Oxley Act of 2002. For this company objective, the minimum level of performance will be based on having no material weaknesses identified by management or the external auditor. A subjective determination will be made by the Audit Committee to assess performance between the minimum and maximum level of performance taking into consideration the number of significant deficiencies identified. The weighting of this objective relative to the other stated company objectives was 7%.

4)	A safety objective based on recordable incident rate, or RIR, of both our assets and the assets of DCP Midstream, LLC, the owner of our general partner and the operator or our assets. If a fatality occurs of our employee or that of our contractor on our premises, a 5% safety penalty will be assessed against the entire STI payout. For this company objective, the target level of performance is an RIR of 0.75, the maximum level of performance is an RIR of 0.40 and the minimum level of performance is an RIR of 0.95. The weighting of this objective relative to the other stated company objectives was 5%.

5)	An environmental objective of non-routine air emissions, natural gas vented or flared, of both our assets and the assets of DCP Midstream, LLC. For this company objective, the target level of performance is 1,000 million standard cubic feet, or MMscf, the maximum level of performance is 790 MMscf and the minimum level of performance is 1,200 MMscf. The weighting of this objective relative to the other stated company objectives was 3%.

The payout on these company objectives ranged from 0% if the minimum level of performance was not achieved, 50% if the minimum level of performance was achieved, 100% if the target level of performance was achieved and 200% if the maximum level of performance was achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation. The level of performance achieved for each objective was as follows:

Level of
STI Objective	Performance Achieved

1) Operating cash flow	Between Minimum and Target
2) Growth capital	Between Minimum and Target
3) Internal controls	Target
4) Safety	Between Minimum and Target
5) Environmental	Below Minimum — No Payout

For fiscal year 2008, the compensation committee and the board of directors adjusted the actual payout on the company objectives downward to 50% of target. In making this adjustment, we considered the current economic challenges created by the U.S. and global recession, the performance of the Partnership’s publicly traded equity and the operational challenges that were encountered by the Partnership in 2008. Taking all of these factors into consideration, we felt that it was prudent to reduce the annual cash incentives of management for these company objectives. As a result of this adjustment, the aggregate level of payout achieved for the above company objectives will be 50% of target.

The 2008 stated personal objectives under the STI were based on a number of individual performance objectives for each employee, which included items such as distribution growth, maintenance of strong liquidity in the debt and equity capital markets, and execution of our growth strategies. The personal objectives were approved by the compensation committee for the CEO, and by the CEO for the other executive officers. The payout on the individual personal objectives ranged from 0% if the minimum level of performance was not achieved, 50% if the minimum level of performance was achieved, 100% if the target level of performance was achieved and 200% if the maximum level of performance was achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

For fiscal year 2008, the compensation committee and the board of directors adjusted downward the actual payout on these personal objectives as a result of the U.S. and global recessions, the performance of the Partnership’s publicly traded equity and the operational challenges that were encountered by the Partnership in 2008. As a result of these adjustments, the aggregate level of payout achieved by the executive officers as a group on their personal objectives will be 54.5% of target.

As a result of the adjustments recommended by the compensation committee and ratified by the board of directors discussed above regarding the company objectives and the personal objectives, the total payout for the executive officers under the STI for fiscal year 2008 ranged from 37.5% to 65.5% of target, with the CEO at 37.5%.

Long-Term Incentive Plan, or LTIP — The long-term incentive compensation program has the objective of providing a focus on long-term value creation and enhancing executive retention. Under our LTIP program, we issued phantom limited partner units to each executive officer. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three year performance period, or the Performance Period. The RPUs will automatically vest if the executive officer remains employed with us at the end of a three year vesting period, or the Vesting Period. We believe this program promotes retention of our executive officers, and focuses our executive officers on the goal of long-term value creation.

For 2008, the PPUs have as a performance measurement total shareholder return over the Performance Period relative to a peer group of 31 other similar public limited partnerships that we believe that we compete with in the capital markets. The companies included in this peer group at the start of 2008 were the following: Atlas Pipeline Partners LP, Boardwalk Pipeline Partners LP, Buckeye Partners L P, Copano Energy, L.L.C., Crosstex Energy LP, Duncan Energy Partners L.P., Eagle Rock Energy Partners L P, El Paso Pipeline Partners, L.P., Enbridge Energy Partners LP, Energy Transfer Partners, L.P., Enterprise Products Partners L P, Genesis Energy LP, Global Partners LP, Hiland Partners, LP, Holly Energy Partners LP, Kinder Morgan Energy Partners LP, Magellan Midstream Partners LP, MarkWest Energy Partners LP, NuStar Energy L.P., ONEOK Partners LP, Plains All American Pipeline LP, Quicksilver Gas Services LP, Regency Energy Partners LP, Semgroup Energy Partners, L.P., Spectra Energy Partners, LP, Sunoco Logistics Partners LP, Targa Resources Partners LP, TC Pipelines LP, TEPPCO Partners LP, TransMontaigne Partners L.P. and Williams Partners L.P. If a company originally named to the peer group is not publicly traded at the end of the Performance Period, none of its performance will be used in calculating the peer group’s total shareholder return. If there is a combination of any peer group companies during the Performance Period, the performance of the surviving entity will be used. No new companies will be added to the peer group during the Performance Period.

For 2008, the RPUs will vest automatically at the end of the Vesting Period provided the executive officer remains employed with us at the end of such period.

These PPU and RPU awards were granted at the first regular board of directors’ meeting during the first quarter of 2008. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs will be paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid during the Performance Period and the Vesting Period on the number of PPUs or RPUs earned.

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of PPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the closing price of our common units on the New York Stock Exchange on the date of grant. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions. The target 2008 long-term incentive opportunities, expressed as a percentage of base salary, for the CEO, the CFO and the Vice Presidents were 130%, 80% and 80%, respectively.

For the PPUs granted in 2008, the performance measure is total shareholder return over the Performance Period relative to the peer group described above. This performance measure was initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the full board of directors. The compensation committee believes utilizing total shareholder return as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. This performance measure, coupled with the 2008 STI objectives to meet or exceed operating cash flow targets, provides management with appropriate incentives for our disciplined and steady growth. If our total shareholder return ranking among the 31 companies listed in our peer group over the Performance Period is less than the 30th percentile, 0% of the PPUs will vest. If such ranking over the Performance Period is in the 30th percentile, 50% percent of the PPUs will vest. If such ranking over the Performance Period is in the 50th percentile, 100% of the PPUs will vest and if such ranking over the Performance Period is in the 90th percentile, 200% of the PPUs will vest. Total shareholder return will be based on data obtained from Bloomberg and assumes that any dividends or distributions are reinvested.

In the event that any person other than DCP Midstream, LLC and/or an affiliate thereof becomes the beneficial owner of more than 50% of the combined voting power of the General Partner’s equity interests prior to the completion of the Performance Period, the PPUs, RPUs and related DERs will (i) be replaced with equivalent units of the new enterprise if there is no change in the recipient’s job status for twelve months or (ii) fully vest if the recipient is severed or if the recipient’s job is lower in status within twelve months of the change in control.

In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, the recipient’s (i) performance units will contingently vest on a pro-rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) time vested units will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units.

Other Compensation — In addition, our executives are eligible to participate in other compensation programs, which include but are not limited to:

Phantom IPO Units — In conjunction with our initial public offering, in January 2006 our General Partner’s board of directors granted phantom limited partnership units, or Phantom IPO Units, to key employees, including the executive officers. These Phantom IPO Units vested in January 2009 and were paid in common units. There was no performance condition associated with these Phantom IPO Units. Award recipients also received DERs based on the number of common units awarded, which were paid in cash on a quarterly basis from the date of the initial grant. These phantom IPO units were granted to reward those key employees and executive officers that made significant contributions to our successful initial public offering. The amounts of awards granted to our executive officers are set forth in the “Grants of Plan-Based Awards” table below.

Company Matching and Retirement Contributions to Defined Contribution Plans — Employees may elect to participate in the DCP Midstream, LP 401(k) and Retirement Plan. Under the plan, employees may elect to defer up to 75% of their eligible compensation, or up to the limits specified by the Internal Revenue Service. We match the first 6% of eligible compensation contributed by the employee to the plan. In addition, we make retirement contributions ranging from 4% to 7% of the eligible compensation of qualifying participants to the plan, based on years of service, up to the limits specified by the Internal Revenue Service. We have no defined benefit plans.

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

Executive officers and other eligible employees may participate in a nonqualified, defined contribution retirement plan. Benefits earned under this plan are attributable to compensation in excess of the annual compensation limits under section 401(k) of the Internal Revenue Code. Under this plan, we make a contribution of up to 13% of eligible compensation, as defined by this plan, to the nonqualified deferred compensation program.

In addition, we provide our employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well being. These programs include medical, wellness, pharmacy, dental, life insurance premiums, and accidental death and disability. In addition, we pay certain perquisites to our executives, which include items such as financial planning, club dues and an allowance towards annual physical exam expenses. Finally, we provide all our employees with a monthly parking pass or a pass to be used on available public transportation systems.

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code § 162(m). Accordingly, none of the compensation paid to our named executive officers is subject to the limitation.

Other

Unit Ownership Guidelines — To underscore the importance of linking executive and unitholder interests, the board of directors of our General Partner has adopted unit ownership guidelines for executive officers and key employees who are eligible to receive long-term incentive awards. To that extent, the board has established target equity ownership obligations for the various levels of executives, which have a five-year build term from the date the executive officer commences employment with us. Ownership is reported annually to the compensation committee. As of December 31, 2008, the unit ownership guidelines for the executive officers were as follows:

Number of
Units

CEO	28,000
CFO	10,000
Vice Presidents	10,000

Report of the Compensation Committee

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the compensation committee had discussions are the Chief Executive Officer of the General Partner and the Group Vice President and Chief Administrative Officer of DCP Midstream, LLC. In addition, the compensation committee engaged the services of BDO Seidman, LLP, and a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended to the board of directors of the General Partner that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2008.

Compensation Committee

Alan N. Harris (Chairman)
Gregory J. Goff
Frank A. McPherson
Thomas C. O’Connor

Executive Compensation

The following table discloses the compensation of the General Partner’s principal executive officers, principal financial officer and named executive officers, or collectively, the “executive officers”:

					Change in
					Nonqualified
				Non-Equity	Deferred
				Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	LTIP Awards(e)	Compensation	Earnings(f)	Compensation(g)	Total

Mark A. Borer(a)	2008	$358,538	$(34,138)	$80,671	$56,236	$126,851	$588,158
President and Chief	2007	$341,000	$151,763	$331,043	$36,518	$80,908	$941,232
Executive Officer	2006	$47,215	$—	$46,655	$45	$2,052	$95,967
Angela A. Minas(b)	2008	$61,923	$3,541	$18,252	$—	$49,199	$132,915
Vice President and Chief Financial Officer
Thomas E. Long(c)	2008	$76,168	$(396,593)	$—	$(61,564)	$31,955	$(350,034)
Vice President and	2007	$199,212	$304,402	$145,605	$1,584	$54,268	$705,071
Chief Financial Officer	2006	$180,000	$92,191	$133,650	$—	$33,182	$439,023
Michael S. Richards	2008	$181,748	$(232,166)	$52,343	$(6,765)	$65,136	$60,296
Vice President, General	2007	$172,615	$282,729	$125,903	$48	$46,431	$627,726
Counsel and Secretary	2006	$165,000	$88,390	$122,048	$—	$32,717	$408,155
Greg K. Smith(d)	2008	$190,970	$(236,289)	$32,226	$(4,248)	$69,620	$52,279
Vice President, Business	2007	$179,644	$289,184	$131,080	$866	$51,185	$651,959
Development	2006	$170,000	$89,600	$121,444	$480	$36,044	$417,568

(a)	Mr. Borer’s employment with the General Partner commenced effective November 10, 2006.

(b)	Ms. Minas’ employment with the General Partner commenced effective September 8, 2008.

(c)	Mr. Long’s employment with the General Partner terminated effective April 30, 2008.

(d)	Mr. Smith’s employment with the General Partner terminated effective January 5, 2009, and he commenced employment with DCP Midstream, LLC. Mr. Smith has been replaced by Don Baldridge, formerly employed by DCP Midstream, LLC.

(e)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, or SFAS 123R, which incorporates re-measurement of awards for changes in the underlying assumptions used in prior periods, such as the unit price at the measurement date and the performance measure percentage. These amounts reflect our accounting expense and may not necessarily correspond to the actual value that will be realized by the named executives. The amounts exclude the impact of an estimated forfeiture rate under SFAS 123R, but do include the impact of forfeited awards if any of the named executives fail to perform the requisite service. Accordingly, the amounts may be negative due to these factors. This column reflects awards granted in January 2006 related to our initial public offering, and awards granted in conjunction with our LTIP. See Note 14 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

(f)	Amounts in this column are also included in the “Nonqualified Deferred Compensation” table below.

(g)	Includes DERs, company retirement and nonqualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation.

Mark A. Borer, President and CEO

The annual base salary for Mr. Borer was $365,000 for 2008 and $341,000 for both 2007 and 2006, of which he deferred $125,488, $120,391 and $8,944 in 2008, 2007 and 2006, respectively. The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2008, 2007 and 2006 STI, Mr. Borer’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0 to 120% of his annual base salary in 2008, and 0% to 109% of his annual base salary in 2007 and 2006, depending on the level of performance in each of the STI objectives, which was pro rated in 2006 based upon his service period during 2006. While an employee at DCP Midstream, LLC during 2006, he received various equity grants and other compensation which are not reflected as part of the compensation attributable to his service with the Partnership.

“All Other Compensation” includes the following:

	2008	2007	2006

Company retirement contributions to defined contribution plans	$29,900	$29,950	$—
Nonqualified deferred compensation program contributions	$50,160	$32,063	$1,945
DERs	$44,947	$18,370	$—
Life insurance premiums(a)	$1,844	$1,225	$107

(a)	Paid by the Partnership on behalf of Mr. Borer.

Angela A. Minas, Vice President and CFO

The annual base salary for Ms. Minas was $230,000 for 2008, of which she deferred $0 in 2008. The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2008 STI, Ms. Minas’ target opportunity was 45% of her annual base salary, with the possibility of earning from 0% to 90% of her annual base salary, depending on the level of performance in each of the STI objectives, which was pro rated in 2008 based upon her service period in 2008.

“All Other Compensation” includes the following:

2008

Relocation expenses	$41,901
Company retirement contributions to defined contribution plans	$5,131
DERs	$2,034
Life insurance premiums(a)	$133

(a)	Paid by the Partnership on behalf of Ms. Minas.

Thomas E. Long, former Vice President and CFO

The annual base salary for Mr. Long was $215,000, $199,980 and $180,000 for 2008, 2007 and 2006, respectively, of which he deferred $131,070, $89,645 and $0 in 2008, 2007 and 2006, respectively. The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under the 2008, 2007 and 2006 STI, Mr. Long’s target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2008, and 0% to 82% of his annual base salary in 2007 and 2006, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2008	2007	2006

Company retirement contributions to defined contribution plans	$11,795	$28,476	$21,553
Nonqualified deferred compensation program contributions	$14,796	$—	$—
DERs	$5,324	$25,075	$10,981
Life insurance premiums(a)	$40	$717	$648

(a)	Paid by the Partnership on behalf of Mr. Long.

Michael S. Richards, Vice President, General Counsel and Secretary

The annual base salary for Mr. Richards was $185,000, $172,920 and $165,000 for 2008, 2007 and 2006, respectively, of which he deferred $15,397, $3,452 and $0 in 2008, 2007 and 2006, respectively. The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under both the 2008 and 2007 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2008, and 0% to 82% of his annual base salary in 2007 and 2006, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2008	2007	2006

Company retirement contributions to defined contribution plans	$23,000	$22,500	$20,891
Nonqualified deferred compensation program contributions	$6,550	$—	$—
DERs	$35,020	$23,309	$10,482
Life insurance premiums(a)	$566	$622	$594
Deminimus bonus	$—	$—	$750

(a)	Paid by the Partnership on behalf of Mr. Richards.

Greg K. Smith, former Vice President, Business Development

The annual base salary for Mr. Smith was $195,000, $180,030 and $170,000 for 2008, 2007 and 2006, respectively, of which he deferred $7,638, $7,186 and $6,800 in 2008, 2007 and 2006, respectively. The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under the 2008, 2007 and 2006 STI, Mr. Smith’s target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2008, and 0% to 82% of his annual base salary in 2007 and 2006, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2008	2007	2006

Company retirement contributions to defined contribution plans	$23,926	$23,855	$21,928
Nonqualified deferred compensation program contributions	$9,265	$2,864	$2,864
DERs	$36,030	$23,818	$10,640
Life insurance premiums(a)	$399	$648	$612

(a)	Paid by the Partnership on behalf of Mr. Smith.

Grants of Plan-Based Awards

Following are the grants of plan-based awards during the year ended December 31, 2008 for the General Partner’s executive officers:

								Grant Date
								Fair Value
		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			of LTIP
		Minimum	Target	Maximum	Minimum	Target	Maximum	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)

Mark A. Borer	NA	$109,500	$219,000	$438,000	—	—	—	$—
PPUs	2/25/2008(b)	$—	$—	$—	3,305	6,610	9,915	$237,167
RPUs	2/25/2008(c)	$—	$—	$—	6,610	6,610	6,610	$237,167
Angela A. Minas	NA	$51,750	$103,500	$207,000	—	—	—	$—
PPUs	2/25/2008(b)	$—	$—	$—	848	1,695	2,543	$28,273
RPUs	2/25/2008(c)	$—	$—	$—	1,695	1,695	1,695	$28,273
Michael S. Richards	NA	$41,625	$83,250	$166,500	—	—	—	$—
PPUs	2/25/2008(b)	$—	$—	$—	1,030	2,060	3,090	$73,913
RPUs	2/25/2008(c)	$—	$—	$—	2,060	2,060	2,060	$73,913
Greg K. Smith	NA	$43,875	$87,750	$175,500	—	—	—	$—
PPUs	2/25/2008(b)	$—	$—	$—	1,088	2,175	3,263	$78,039
RPUs	2/25/2008(c)	$—	$—	$—	2,175	2,175	2,175	$78,039

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.

The PPUs awarded on February 25, 2008 will vest in their entirety on December 31, 2010 if the specified performance conditions are satisfied and the RPUs awarded on February 25, 2008 will vest in their entirety on December 31, 2010 if the executive is still employed by the Partnership.

Outstanding Equity Awards at Fiscal Year-End

Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2008:

	Outstanding LTIP Awards
				Equity Incentive
			Equity Incentive	Plan Awards:
			Plan Awards:	Market Value of
		Market Value of	Unearned Units	Unearned Units
	Units That Have	Units That Have Not	That Have Not	That Have Not
Name	Not Vested(a)	Vested(b)	Vested(c)	Vested(b)

Mark A. Borer	—	$—	25,110	$238,269
Angela A. Minas	—	$—	3,390	$31,866
Michael S. Richards	4,000	$37,600	12,730	$138,968
Greg K. Smith	4,000	$37,600	13,250	$144,416

(a)	Phantom IPO Units awarded 1/3/2006; units vest in their entirety on 1/3/2009. For additional information, see “Compensation Discussion and Analysis — Other Compensation — Phantom IPO Units.”

(b)	Value calculated based on the closing price of our common units at December 31, 2008.

(c)	PPUs and RPUs awarded 5/5/2006, 2/26/2007 and 2/25/2008; units vest in their entirety over a range of 0% to 150% on 12/31/2008, 12/31/2009 and 12/31/2010, respectively, if the specified performance conditions are satisfied, except that the RPUs vest in their entirety on 12/31/2010; to determine the market value, the calculation of the number of units that are expected to vest for units granted in 2008 is based on assumed performance at 100%, for units granted in 2007 is based on assumed performance at 102%, and for units granted in 2006 is based on actual performance at 140.4%.

Options Exercises and Stock Vested

There were no options exercised and no limited partnership units held by our executive officers that vested during the year ended December 31, 2008.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2008:

	Executive	Registrant	Aggregate Earnings		Aggregate
	Contributions in	Contributions in	(Losses) in	Aggregate	Balance at
	Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	December 31,
Name	Year(a)	Year(b)	Year(c)	Distributions	2008

Mark A. Borer	$125,488	$50,160	$56,236	$—	$901,245
Thomas E. Long	$131,070	$14,796	$(61,564)	$(27,339)	$148,337
Angela A. Minas	$—	$—	$—	$—	$—
Michael S. Richards	$15,397	$6,550	$(6,765)	$—	$18,708
Greg K. Smith	$7,638	$9,265	$(4,248)	$—	$44,305

(a)	These amounts were included in the gross salary reported in the “Salary” column of the “Summary Compensation” table.

(b)	These amounts are included in the “Summary Compensation” table within “All Other Compensation.”

(c)	These amounts are included in the “Summary Compensation” table as “Change in Nonqualified Deferred Compensation Earnings.”

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

Compensation of Directors

General — Effective February 17, 2009, the board of directors of the General Partner approved a compensation package for directors who are not officers or employees of affiliates of the General Partner, or Non-Employee Directors. Members of the board who are also officers or employees of affiliates of the General Partner do not receive additional compensation for serving on the board. The board approved the payment to each Non-Employee Director of an annual compensation package containing the following: (1) a $40,000 retainer; (2) a board meeting fee of $1,250 for each board meeting attended; (3) a telephonic board meeting fee of $500 for each telephonic meeting attended; and (4) an annual grant of Phantom Units that approximate $40,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units will be paid in units upon vesting.

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

Following is the compensation of the General Partner’s Non-Employee Directors for the year ended December 31, 2008:

		LTIP
Name	Fees Earned	Awards(a)	DERs	Total

Paul F. Ferguson, Jr.	$90,000	$5,479	$2,762	$98,241
Frank A. McPherson	$72,500	$5,479	$2,762	$80,741
Thomas C. Morris	$69,000	$5,479	$2,762	$77,241
Stephen R. Springer	$89,500	$24,774	$1,475	$115,749

(a)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, in accordance with the provisions of SFAS 123R, and include amounts from awards granted in conjunction with our LTIP. See Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Mr. Ferguson is the audit committee chair and a member of the special committee.

Mr. McPherson was the special committee chair until February 2008, and is a member of the audit committee and the compensation committee.

Mr. Morris is a member of the audit committee and the special committee.

Mr. Springer is the special committee chair, and is a member of the audit committee.

The total aggregate grant date fair value of LTIP awards for the Non-Employee Directors for 2008 was $143,520. At December 31, 2008, Messrs. Ferguson, McPherson and Morris each had 666 Phantom IPO Units outstanding, which vested on January 3, 2009 and were paid in common units.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 23, 2009;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.

Percentage of total common units beneficially owned is based on 28,233,183 common units outstanding.

		Percentage of
	Common	Common
	Units	Units
	Beneficially	Beneficially
Name of Beneficial Owner(a)	Owned	Owned

DCP LP Holdings, LP(b)(1)	8,246,451	29.2%
Kayne Anderson Capital Advisors, L.P.(c)	1,778,335	6.3%
Barclays PLC(d)	1,666,334	5.9%
Mark A. Borer	38,001		*
Angela A. Minas	15,000		*
Michael S. Richards	12,101		*
Don Baldridge	6,101		*
Alan N. Harris	9,842		*
Paul F. Ferguson, Jr.	6,334		*
John E. Lowe	40,001		*
Frank A. McPherson	15,666		*
Thomas C. Morris	20,667		*
Thomas C. O’Connor	8,000		*
Stephen R. Springer	1,500		*
All directors and executive officers as a group (11 persons)	173,213		*

*	Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2775, Denver, Colorado 80202.

(b)	DCP Midstream, LLC is the ultimate parent company of DCP LP Holdings, LP and may, therefore, be deemed to beneficially own the units held by DCP LP Holdings, LP. DCP Midstream, LLC disclaims beneficial ownership of all of the units owned by DCP LP Holdings, LP. The address of DCP LP Holdings, LP and DCP Midstream, LLC is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(c)	As set forth in a Schedule 13G filed on February 17, 2009. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(d)	As set forth in a Schedule 13G filed on September 22, 2008. The address of Barclays PLC is 1 Churchill Place, London, E14 5HP, England.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2008.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected in
	and rights (1)	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	—	—	769,592

Total	—	$—	769,592

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation — Components of Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Operational Stage:
Distributions of Available Cash to our General Partner and its affiliates	We will generally make cash distributions to the unitholders and to our General Partner, in accordance with their pro rata interest. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.
Payments to our General Partner and its affiliates	We reimburse DCP Midstream, LLC and its affiliates $10.1 million per year, adjusted annually by changes in the Consumer Price Index, for the provision of various general and administrative services for our benefit. For further information regarding the reimbursement, please see the “Omnibus Agreement” section below.
Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.
Liquidation Stage:
Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Omnibus Agreement

The employees supporting our operations are employees of DCP Midstream, LLC. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. The fees under the Omnibus Agreement increased $0.4 million per year effective October 1, 2008, in connection with the acquisition of Michigan Pipeline & Processing, LLC, or MPP. We also pay DCP Midstream, LLC an annual fee for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering.

Following is a summary of the fees we anticipate incurring in 2009 under the Omnibus Agreement and the effective date for these fees:

Terms	Effective Date	Fee
		(Millions)

Annual fee	2006	$5.1
Wholesale propane logistics business	November 2006	2.0
Southern Oklahoma	May 2007	0.2
Discovery	July 2007	0.2
Additional services	August 2007	0.6
Momentum Energy Group, Inc.	August 2007	1.6
Michigan Pipeline & Processing, LLC	October 2008	0.4

Total		$10.1

All of the fees under the Omnibus Agreement are subject to adjustment annually for changes in the Consumer Price Index.

The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•	DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to derivative financial instruments, such as commodity price derivative contracts, to the extent that such credit support arrangements were in effect as of December 7, 2005 until the earlier of December 7, 2010 or when we obtain an investment grade credit rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness; and

•	DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to commercial contracts with respect to its business or operations that were in effect at the closing of our initial public offering until the expiration of such contracts.

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

Indemnification

DCP Midstream, LLC agreed to indemnify us for up to $5.3 million of our pro rata share of any capital contributions associated with repairing the Black Lake pipeline that are determined to be necessary as a result of the pipeline integrity testing. We anticipate repairs of approximately $0.8 million on the pipeline, which will be funded directly from Black Lake. We will not make contributions to Black Lake to cover these expenses.

In connection with our acquisition of our wholesale propane logistics business, DCP Midstream, LLC agreed to indemnify us until October 31, 2009 for any claims for fines or penalties of any governmental authority for periods prior to the closing, agreed to indemnify us until October 31, 2010 if certain contractual matters result in a claim, and agreed to indemnify us indefinitely for breaches of the agreement. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $680,000 and is subject to a maximum liability of $6.8 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

In connection with our acquisitions of East Texas and Discovery from DCP Midstream, LLC, DCP Midstream, LLC agreed to indemnify us until July 1, 2009 for any claims for fines or penalties of any governmental authority for periods prior to the closing and that are associated with certain East Texas assets that were formerly owned by Gulf South and UP Fuels, and agreed to indemnify us indefinitely for breaches of the agreement and certain existing claims. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $2.7 million and is subject to a maximum liability of $27.0 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

In connection with our acquisition of certain subsidiaries of MEG, DCP Midstream agreed to indemnify us until August 29, 2008 for any breach of the representations and warranties (except certain corporate related matters that survive indefinitely), and indefinitely for breaches of the agreement.

We have not pursued indemnification under these agreements.

Contracts with Affiliates

We charge transportation fees, sell a portion of our residue gas and NGLs to, and purchase natural gas and NGLs from, DCP Midstream, LLC, ConocoPhillips, and their respective affiliates. We also purchase a portion of our propane from and market propane on behalf of Spectra Energy. Management anticipates continuing to purchase and sell these commodities to DCP Midstream, LLC, ConocoPhillips and their respective affiliates, and Spectra Energy in the ordinary course of business.

Natural Gas Gathering and Processing Arrangements

We have a fee-based contractual relationship with ConocoPhillips, which includes multiple contracts, pursuant to which ConocoPhillips has dedicated all of its natural gas production within an area of mutual interest to our Ada, Minden and Pelico systems under multiple agreements that have terms of up to five years and are market based. These agreements provide for the gathering, processing and transportation services at our Ada and Minden gathering and processing systems and the Pelico system. At our Ada gathering and processing system, we collect fees from ConocoPhillips for gathering and compressing the natural gas from the wellhead or receipt point and processing the natural gas at the Ada processing plant. At our Minden gathering and processing system, we purchase natural gas from ConocoPhillips at the wellhead or receipt point, transport the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs at index prices based on published index market prices. At our Pelico system, we collect fees for compression and transportation services. Please read Item 1. “Business — Natural Gas Services Segment — Customers and Contracts” and Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” One of these arrangements is set forth in a natural gas gathering agreement dated June 1, 1987, as amended, between DCP Assets Holding, LP (successor to the interest of Cornerstone Natural Gas Company) and ConocoPhillips (successor to interest of Phillips Petroleum Company). We succeeded to the rights and obligations of DCP Assets Holding, LP under this agreement upon the closing of our initial public offering. Pursuant to this agreement, we receive gathering and compression fees from ConocoPhillips with respect to natural gas produced by ConocoPhillips that we gather and compress in our Ada gathering system from wells located in a designated area of mutual interest located in northern Louisiana covering approximately 54 square miles. The fees we receive are based on market rates for these types of services. To date, ConocoPhillips has drilled and connected approximately 180 wells to our Ada gathering system pursuant to this contract. This agreement expires in 2011. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Propane Supply Arrangements

During the second quarter of 2008, we entered into a propane supply agreement with Spectra Energy. This agreement, effective May 1, 2008 and terminating April 30, 2014, provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. This contract replaces the supply provided under a contract with a third party that was terminated for non-performance during the first quarter of 2008.

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

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $3.8 million and $0.3 million during 2008 and 2007, respectively, to reimburse us for these capital projects, which were substantially completed in 2008.

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

The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2008	2007
	(Millions)

Audit Fees(a)	$1.6	$1.9

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with Securities and Exchange Commission filings and financing transactions.

For the last two fiscal years, Deloitte has not billed us for assurance and related services, unless such services were reasonably related to the performance of the audit or review of our financial statements, and are included in the table above. Deloitte has not provided any services to us over the last two fiscal years related to tax compliance, tax services and tax planning.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statements Schedules included in this Item 15:

(a)	Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

(b)	Consolidated Financial Statements of Discovery Producer Services LLC and Financial Statements of DCP East Texas Holdings, LLC

(c)	Exhibits

(a)	Financial Statement Schedules

DCP MIDSTREAM PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged to			Credit to
	Balance at	Consolidated	Charged to		Consolidated	Balance at
	Beginning of	Statements of	Other	Deductions/	Statements of	End of
	Period	Operations	Accounts(a)	Other	Operations	Period
	(Millions)

December 31, 2008
Allowance for doubtful accounts	$1.2	$(0.5)	$—	$(0.1)	$—	$0.6
Environmental	1.7	0.5	—	(0.3)	—	1.9
Other(b)	—	2.6	—	—	—	2.6

	$2.9	$2.6	$—	$(0.4)	$—	$5.1

December 31, 2007
Allowance for doubtful accounts	$0.3	$0.8	$0.2	$(0.1)	$—	$1.2
Environmental	0.1	0.1	1.6	(0.1)	—	1.7
Other(b)	0.3	—	—	(0.3)	—	—

	$0.7	$0.9	$1.8	$(0.5)	$—	$2.9

December 31, 2006
Allowance for doubtful accounts	$0.3	$0.3	$—	$(0.3)	$—	$0.3
Environmental	0.1	—	—	—	—	0.1
Other(b)	—	0.3	—	—	—	0.3

	$0.4	$0.6	$—	$(0.3)	$—	$0.7

(a)	Related to acquisition of certain subsidiaries of Momentum Energy Group, Inc.

(b)	Principally consists of other contingency liabilities, which are included in other current liabilities.

(b)	Financial Statements

Discovery Producer Services LLC

Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Management Committee of
Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC as of December 31, 2008 and 2007, and the related consolidated statements of income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst &Young LLP

Tulsa, Oklahoma
February 23, 2009

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$42,052	$38,509
Trade accounts receivable:
Affiliate	202	22,467
Other	1,899	5,847
Insurance receivable	3,373	5,692
Inventory	519	483
Other current assets	2,933	5,037

Total current assets	50,978	78,035
Restricted cash	3,470	6,222
Property, plant, and equipment, net	370,482	368,228

Total assets	$424,930	$452,485

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$3,125	$8,106
Other	34,779	17,617
Accrued liabilities	5,714	6,439
Other current liabilities	1,616	1,658

Total current liabilities	45,234	33,820
Noncurrent accrued liabilities	19,771	12,216
Members’ capital	359,925	406,449

Total liabilities and members’ capital	$424,930	$452,485

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Product sales:
Affiliate	$207,706	$216,889	$148,385
Third-party	1,324	5,251	—
Gas and condensate transportation services:
Affiliate	782	979	3,835
Third-party	13,308	15,553	14,668
Gathering and processing services:
Affiliate	1,506	3,092	8,605
Third-party	12,709	17,767	19,473
Other revenues	3,913	1,141	2,347

Total revenues	241,248	260,672	197,313
Costs and expenses:
Product cost and shrink replacement:
Affiliate	83,576	93,722	66,890
Third-party	63,422	61,982	52,662
Operating and maintenance expenses:
Affiliate	8,836	5,579	5,276
Third-party	27,834	23,409	17,773
Depreciation and accretion	21,324	25,952	25,562
Taxes other than income	1,439	1,330	1,114
General and administrative expenses — affiliate	4,500	2,280	2,150
Other (income) expense, net	(3,511)	534	283

Total costs and expenses	207,420	214,788	171,710

Operating income	33,828	45,884	25,603
Interest income	(650)	(1,799)	(2,404)
Foreign exchange (gain) loss	78	(388)	(2,076)

Net income	$34,400	$48,071	$30,083

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL

		Williams
	Williams	Partners	DCP Assets
	Energy,	Operating	Holding,
	L.L.C.	LLC	LP	Total

Balance, December 31, 2005	$87,806	$170,532	$155,298	$413,636
Contributions	800	1,600	11,109	13,509
Distributions	(10,798)	(16,400)	(16,400)	(43,598)
Net income	6,017	12,033	12,033	30,083

Balance at December 31, 2006	83,825	167,765	162,040	413,630
Contributions	—	—	3,920	3,920
Distributions	(7,233)	(28,270)	(23,669)	(59,172)
Net income	2,602	26,241	19,228	48,071
Sale of Williams Energy, L.L.C.’s 20% interest to Williams Partners Operating LLC	(79,194)	79,194	—	—

Balance at December 31, 2007	—	244,930	161,519	406,449
Contributions	—	5,700	7,376	13,076
Distributions	—	(56,400)	(37,600)	(94,000)
Net income	—	20,641	13,759	34,400

Balance at December 31, 2008	$—	$214,871	$145,054	$359,925

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

OPERATING ACTIVITIES:
Net income	$34,400	$48,071	$30,083
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	21,324	25,952	25,562
Net loss on disposal of equipment	175	603	—
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	26,213	(9,389)	26,599
Insurance receivable	2,319	6,931	(12,147)
Inventory	(36)	93	348
Other current assets	2,104	(802)	(1,911)
Accounts payable	5,932	(7,540)	(6,062)
Accrued liabilities	(725)	1,320	(1,086)
Other current liabilities	(52)	(3,147)	2,070

Net cash provided by operating activities	91,654	62,092	63,456
INVESTING ACTIVITIES:
Decrease in restricted cash	2,752	22,551	15,786
Property, plant, and equipment:
Capital expenditures	(16,188)	(31,739)	(33,516)
Proceeds from sale of property, plant and equipment	—	649	—
Change in accounts payable — capital expenditures	6,249	2,625	568

Net cash used by investing activities	(7,187)	(5,914)	(17,162)
FINANCING ACTIVITIES:
Distributions to members	(94,000)	(59,172)	(43,598)
Capital contributions	13,076	3,920	13,509

Net cash used by financing activities	(80,924)	(55,252)	(30,089)

Increase in cash and cash equivalents	3,543	926	16,205
Cash and cash equivalents at beginning of period	38,509	37,583	21,378

Cash and cash equivalents at end of period	$42,052	$38,509	$37,583

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Description of Business

Our company consists of Discovery Producer Services LLC (DPS) a Delaware limited liability company formed on June 24, 1996, and its wholly owned subsidiary, Discovery Gas Transmission LLC (DGT) a Delaware limited liability company also formed on June 24, 1996. DPS was formed for the purpose of constructing and operating a 600 million cubic feet per day (MMcf/d) cryogenic natural gas processing plant near Larose, Louisiana and a 32,000 barrel per day (bpd) natural gas liquids fractionator near Paradis, Louisiana. DGT was formed for the purpose of constructing and operating a natural gas pipeline from offshore deep water in the Gulf of Mexico to DPS’s gas processing plant in Larose, Louisiana. The mainline has a design capacity of 600 MMcf/d and consists of approximately 105 miles of pipe. DPS has since connected several laterals to the DGT pipeline to expand its presence in the Gulf. Herein, DPS and DGT are collectively referred to in the first person as “we,” “us” or “our” and sometimes as “the Company”.

At the beginning of the periods presented, we were owned 20% by Williams Energy, L.L.C. (a wholly owned subsidiary of The Williams Companies, Inc.), 40% by DCP Assets, LP (DCP) and 40% by Williams Partners Operating LLC (a wholly owned subsidiary of Williams Partners L.P) (WPZ). Williams Energy, L.L.C. is our operator. Herein, The Williams Companies, Inc. and its subsidiaries are collectively referred to as “Williams.”

On June 28, 2007, WPZ acquired the 20% interest in us previously held by Williams Energy, L.L.C. Hence, at December 31, 2007, we are owned 60% by WPZ and 40% by DCP.

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

Cash and Cash Equivalents.  The cash and cash equivalent balance is primarily invested in funds with high-quality, short term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable.  Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There was no allowance for doubtful accounts at December 31, 2008 and 2007.

Insurance Receivable.  Hurricane Katrina damaged our pipeline and onshore facilities in 2005, and Hurricane Ike damaged the 30” mainline and 18” lateral in 2008. Expenditures incurred for the repair of these damages which are probable for recovery when incurred are recorded as insurance receivable. We expense

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures up to the insurance deductible ($6.4 million in 2008), amounts not covered by insurance ($2.0 million in 2008) and amounts subsequently determined not to be recoverable.

Gas Imbalances.  In the course of providing transportation services to customers, DGT may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. This results in gas transportation imbalance receivables and payables which are recovered or repaid in cash, based on market-based prices, or through the receipt or delivery of gas in the future. Imbalance receivables and payables are included in Other current assets and Other current liabilities in the Consolidated Balance Sheets. Imbalance receivables are valued based on the lower of the current market prices or weighted average cost of natural gas in the system. Imbalance payables are valued at current market prices. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and the timing of delivery of gas based on operational conditions. Pursuant to a settlement with our shippers issued by the Federal Energy Regulatory Commission on February 5, 2008, if a cash-out refund is due and payable to a shipper during any year pursuant to Transporter’s FERC Gas Tariff, shipper will be deemed to have immediately assigned its right to the refund amount to us.

Inventory.  Inventory includes fractionated products at our Paradis facility and is carried at the lower of cost or market. Cost is determined based on the weighted average natural gas shrink replacement cost.

Restricted Cash.  Restricted cash within non-current assets relates to escrow funds contributed by our members for the construction of the Tahiti pipeline lateral expansion. The restricted cash is classified as non-current because the funds will be used to construct a long-term asset. The restricted cash is primarily invested in short-term money market accounts with financial institutions.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. The natural gas and natural gas liquids maintained in the pipeline facilities necessary for their operation (line fill) are included in property, plant and equipment. Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of 25 to 35 years. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of the assets or increase their functionality are capitalized. The cost of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in the Statements of Income.

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset is depreciated in a manner consistent with the depreciation of the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income.

Revenue Recognition.  Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to Federal Energy Regulatory Commission (FERC) regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There were no rate refund liabilities accrued at December 31, 2008 or 2007.

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

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3.	Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	sales to Williams of NGLs to which we take title and excess gas at current market prices for the products and

•	processing and sales of natural gas liquids and transportation of gas and condensate for DCP’s affiliates, Texas Eastern Corporation and ConocoPhillips Company.

The following table summarizes these related-party revenues during 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Williams	$207,782	$217,012	$148,543
Texas Eastern Corporation	1,953	3,912	12,282
ConocoPhillips	259	36	—

Total	$209,994	$220,960	$160,825

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses— affiliate includes the following:

•	direct payroll and employee benefit costs incurred on our behalf by Williams, and

•	rental expense under a 10-year leasing agreement for pipeline capacity through 2015 from Texas Eastern Transmission, LP (an affiliate of DCP)

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

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Capitalized labor	$317	$222	$373
Capitalized project fee	375	651	538

	$692	$873	$911

Note 4.	Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2008 and 2007:

			Estimated
	Years Ended December 31,		Depreciable
	2008	2007	Lives
	(In thousands)

Property, plant, and equipment:
Construction work in progress	$76,302	$66,550
Buildings	5,054	4,950	25 — 35 years
Land and land rights	5,575	2,491	0 — 35 years
Transportation lines	305,172	311,368	25 — 35 years
Plant and other equipment	216,189	200,722	25 — 35 years

Total property, plant, and equipment	608,292	586,081
Less accumulated depreciation	237,810	217,853

Net property, plant, and equipment	$370,482	$368,228

Effective July 1, 2008, we revised our estimate of the useful lives of the Larose processing plant and the regulated pipeline and gathering system. The annual depreciation expense will decrease $13 million.

Commitments for construction and acquisition of property, plant, and equipment for the Tahiti pipeline lateral expansion are approximately $1.5 million at December 31, 2008.

Our asset retirement obligations relate primarily to our offshore platform and pipelines and our onshore processing and fractionation facilities. At the end of the useful life of each respective asset, we are legally or contractually obligated to dismantle the offshore platform, properly abandon the offshore pipelines, remove the onshore facilities and related surface equipment and restore the surface of the property.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of our asset retirement obligation for 2008 and 2007 is presented below.

	Years Ended December 31,
	2008	2007
	(In thousands)

Balance at January 1	$12,118	$3,728
Accretion expense	1,082	422
Estimate revisions	3,327	7,554
Liabilities incurred	3,157	414

Balance at December 31	$19,684	$12,118

Note 5.	Leasing Activities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The initial term of each lease is 20 years with renewal options for an additional 30 years. We also have a ten-year leasing agreement for pipeline capacity from Texas Eastern Transmission, LP that includes renewal options and options to increase capacity which would also increase rentals. On September 12, 2008, we filed an amendment to the capacity lease agreement increasing the leased capacity and resulting in a lease payment increase of $380,000 annually. The future minimum annual rentals under these non-cancelable leases as of December 31, 2008 are payable as follows:

(In thousands)

2009	$1,241
2010	1,241
2011	1,241
2012	1,241
2013	1,241
Thereafter	2,105

$8,310

Total rent expense for 2008, 2007 and 2006, including a cancelable platform space lease and month-to-month leases, was $1.6 million, $1.4 million and $1.4 million, respectively.

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

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Cash and cash equivalents	$42,052	$42,052	$38,509	$38,509
Restricted cash	3,470	3,470	6,222	6,222

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Our cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2008, substantially all of our customer accounts receivable result from gas transmission services provided for our largest three customers. This concentration of customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We did not incur any credit losses on receivables during 2008 and 2007.

Major Customers.  Williams accounted for approximately $208.0 million (86%), $217.0 million (83%), $149.8 million (75%) respectively, of our total revenues in 2008, 2007 and 2006. These revenues were for the sale of NGLs received as compensation under processing contracts with third-party producers.

Note 7.  Rate and Regulatory Matters

Rate and Regulatory Matters.  Annually, DGT files a request with the FERC for a lost-and-unaccounted-for gas percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On May 30, 2008, DGT filed to maintain a lost-and-unaccounted-for percentage of zero percent until July 1, 2009 and to retain the 2007 net system gains of $2.3 million that are unrelated to the lost-and-unaccounted-for gas over recovered from its shippers. By Order dated June 26, 2008 the filing was approved. The approval was subject to a 30-day protest period, which passed without protest. As of December 31, 2008, and 2007, DGT has deferred amounts of $5.5 million and $5.8 million, respectively, included in current accrued liabilities in the accompanying Consolidated Balance Sheets. The December 31, 2008 balance includes 2008 unrecognized net system gains. The December 31, 2007 balance represents amounts collected from customers pursuant to prior years’ lost and unaccounted for gas percentage and unrecognized net system gains.

On October 16, 2008, the FERC issued Order No. 717, implementing standards of conduct for interstate pipelines and marketing function employees of the interstate pipeline or of the pipeline’s affiliates. The standards of conduct preclude an interstate pipeline from any actions that might provide any of its or its affiliate’s marketing function employees with an unfair market advantage. The standards of conduct only apply to natural gas transmission providers that are affiliated with a marketing or brokering entity that conducts transportation transactions on such natural gas transmission provider’s pipeline. Currently DGT’s marketing or brokering affiliates do not conduct transmission transactions on DGT’s pipeline; therefore, the standards of conduct are not currently applicable to DGT.

On November 16, 2007, DGT filed a petition for approval of a settlement in lieu of a general rate change filing with FERC. One shipper, ExxonMobil Gas & Power Marketing Company, filed a protest. On February 5, 2008, the FERC issued an order approving the settlement as to all parties except the protesting ExxonMobil Gas & Power Marketing Company. The settlement allowed Discovery to recognize the amounts collected from customers pursuant to prior years lost and unaccounted for gas of $3.5 million. The order is now final and no longer subject to rehearing. DGT implemented the settlement rates and surcharges effective January 1, 2008.

Environmental Matters.  We are subject to extensive federal, state, and local environmental laws and regulations which affect our operations related to the construction and operation of our facilities. Appropriate governmental authorities may enforce these laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties, assessment and remediation requirements and injunctions as to future compliance. We have not been notified and are not currently aware of any material noncompliance under the various environmental laws and regulations.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DCP East Texas Holdings, LLC

Consolidated Financial Statements

For the Years Ended

December 31, 2008, 2007 and 2006

Deloitte & Touche LLP Suite 3600 555 Seventeenth Street Denver, CO 80202-3942 USA

Tel: +1 303 292 5400 Fax: +1 303 312 4000 www.deloitte.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
DCP Midstream, LLC
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP East Texas Holdings, LLC (the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, through July 1, 2007, the accompanying consolidated financial statements have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, DCP Midstream, LLC as a whole.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 4, 2009

DCP EAST TEXAS HOLDINGS, LLC

CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$13.9	$4.8
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.4 million and $0.5 million, respectively	14.1	16.0
Affiliates	20.7	64.5
Other	1.1	0.8
Other	0.4	0.4

Total current assets	50.2	86.5
Property, plant and equipment, net	253.4	236.5

Total assets	$303.6	$323.0

LIABILITIES AND PARTNERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$25.8	$53.6
Affiliates	2.4	1.5
Other	0.9	2.9
Operating accrual	1.8	1.3
Capital spending accrual	5.1	2.7
Other	2.4	3.7

Total current liabilities	38.4	65.7
Deferred income taxes	1.7	1.7
Other long-term liabilities	0.6	0.5

Total liabilities	40.7	67.9
Commitments and contingent liabilities
Partners’ equity	262.9	255.1

Total liabilities and partners’ equity	$303.6	$323.0

See Notes to Consolidated Financial Statements.

DCP EAST TEXAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Years Ended December 31,
	2008	2007	2006

Operating revenues:
Sales of natural gas, NGLs and condensate	$202.8	$179.8	$177.7
Sales of natural gas, NGLs and condensate to affiliates	313.7	270.9	286.6
Transportation and processing services	28.7	22.2	21.9
Transportation and processing services to affiliates	0.2	0.1	0.3
Losses from non-trading derivative activity — affiliates	(0.6)	(0.1)	(1.1)

Total operating revenues	544.8	472.9	485.4

Operating costs and expenses:
Purchases of natural gas and NGLs	419.7	357.8	376.0
Purchases of natural gas and NGLs from affiliates	0.1	1.1	9.3
Operating and maintenance expense	34.5	27.2	24.4
Depreciation expense	16.7	15.8	14.6
General and administrative expense	0.7	1.8	0.2
General and administrative expense — affiliate	8.5	10.3	11.3

Total operating costs and expenses	480.2	414.0	435.8

Operating income	64.6	58.9	49.6
Interest income	0.4	0.3	—

Income before income taxes	65.0	59.2	49.6
Income tax expense	0.5	0.7	1.8

Net income	$64.5	$58.5	$47.8

See Notes to Consolidated Financial Statements.

DCP EAST TEXAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
(millions)

Balance, January 1, 2006	$194.0
Net change in parent advances	(38.1)
Net income	47.8

Balance, December 31, 2006	203.7
Net change in parent advances	(17.1)
Contributions	54.5
Distributions	(44.5)
Net income	58.5

Balance, December 31, 2007	255.1
Contributions	29.5
Distributions	(86.2)
Net income	64.5

Balance, December 31, 2008	$262.9

See Notes to Consolidated Financial Statements.

DCP EAST TEXAS HOLDINGS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64.5	$58.5	$47.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16.7	15.8	14.6
Deferred income taxes	(0.1)	(0.1)	1.8
Other, net	(0.1)	(0.1)	0.1
Change in operating assets and liabilities which provided (used) cash:
Accounts receivable	45.9	(50.6)	0.3
Accounts payable	(28.7)	10.2	(12.6)
Other current assets and liabilities	(0.8)	2.9	(1.0)
Other non-current assets and liabilities	—	—	(0.2)

Net cash provided by operating activities	97.4	36.6	50.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31.6)	(24.5)	(12.8)
Proceeds from sales of assets	—	—	0.1

Net cash used in investing activities	(31.6)	(24.5)	(12.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in parent advances	—	(17.1)	(38.1)
Distributions	(86.2)	(44.5)	—
Contributions	29.5	54.3	—

Net cash used in financing activities	(56.7)	(7.3)	(38.1)

Net change in cash and cash equivalents	9.1	4.8	—
Cash and cash equivalents, beginning of period	4.8	—	—

Cash and cash equivalents, end of period	$13.9	$4.8	$—

See Notes to Consolidated Financial Statements.

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

DCP East Texas Holdings, LLC, or East Texas, we, our, or us, is a joint venture formed in July 2007 engaged in the business of gathering, transporting, treating, compressing, processing, and fractionating natural gas and natural gas liquids, or NGLs. Our operations, located near Carthage, Texas, include a natural gas processing complex with a total capacity of 780 million cubic feet per day and a natural gas liquids fractionator. The facility is connected to our about 900 mile gathering system, as well as third party gathering systems. The complex is adjacent to our Carthage Hub, which delivers residue gas to interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas.

East Texas is owned 75% by DCP Midstream, LLC, or Midstream, and 25% by DCP Midstream Partners, LP, or Partners. The consolidated financial statements include the accounts of East Texas and, prior to July 1, 2007, the operations, assets and liabilities contributed to us by Midstream, or the Business. This was a transaction between entities under common control; accordingly, our financial information includes the results for all periods presented. Midstream is a joint venture owned 50% by Spectra Energy Corp (which was spun off by Duke Energy Corporation on January 2, 2007) and 50% by ConocoPhillips. As of December 31, 2008, Midstream owns an approximate 30% interest in Partners, which includes 100% of the general partner interest. Midstream is currently appointed as our operator and is responsible for day-to-day operation, maintenance and repair of our assets and the related managerial and administrative duties. East Texas does not currently, and does not expect to, have any employees.

The consolidated financial statements include the accounts of East Texas and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements of the Business were prepared from the separate records maintained by Midstream prior to July 1, 2007 and may not necessarily be indicative of the conditions that would have existed, or the results of operations, if the Business had been operated as an unaffiliated entity. Because a direct ownership relationship did not exist among all the various assets comprising East Texas until July 1, 2007, Midstream’s contributions and distributions are shown as net change in parent advances in lieu of contributions and distributions in the consolidated statements of changes in partners’ equity. Transactions between East Texas and other Midstream operations have been identified in the consolidated financial statements as transactions between affiliates. Intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments have been reflected that are necessary for a fair presentation of the consolidated financial statements.

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

Accounting for Risk Management Activities and Financial Instruments — Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and liabilities remain classified in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the contractual settlement period impacts earnings.

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

Property, Plant and Equipment — Property, plant and equipment are recorded at original cost. The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

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

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analyses from outside advisors. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets.

Revenue Recognition — We generate the majority of our revenues from natural gas gathering, processing, compression, transportation, and fractionation of natural gas and NGLs. We realize revenues either by selling the residue natural gas and NGLs, or by receiving fees from the producers.

We obtain access to raw natural gas and provide our midstream natural gas services principally under contracts that contain a combination of one or more of the following arrangements.

•	Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, or transporting of natural gas. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead, or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the fees we would otherwise charge for gathering of natural gas from the wellhead location to the delivery point. The revenue we earn is directly related to the volume of natural gas that flows through our systems and is not directly dependent on commodity prices. To the extent a sustained decline in commodity prices results in a decline in volumes, however, our revenues from these arrangements would be reduced.

•	Percent-of-proceeds arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Our revenues under percent-of-proceeds arrangements correlate directly with the price of natural gas and/or NGLs.

•	Keep-whole arrangements — Under the terms of a keep-whole processing contract, we gather raw natural gas from the producer for processing, sell the NGLs and return to the producer residue natural gas with a British thermal unit, or Btu, content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under these types of contracts, we are exposed to the “frac spread.” The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices.

We recognize revenue for sales and services under the four revenue recognition criteria, as follows:

•	Persuasive evidence of an arrangement exists — Our customary practice is to enter into a written contract, executed by both us and the customer.

•	Delivery — Delivery is deemed to have occurred at the time custody is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent we retain product as inventory,

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

delivery occurs when the inventory is subsequently sold and custody is transferred to the third party purchaser.

•	The fee is fixed or determinable — We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable. For other arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

•	Collectibility is probable — Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, credit metrics, liquidity and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized until the cash is collected.

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

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as other receivables or other payables using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable — other as of December 31, 2008 and 2007 were imbalances totaling $1.1 million and $0.8 million, respectively. Included in the consolidated balance sheets as accounts payable — other as of December 31, 2008 and 2007 were imbalances totaling $0.9 million and $2.9 million, respectively.

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations, and that do not generate current or future revenue, are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities are included in the consolidated balances sheets as other current liabilities. There were no environmental liabilities included in the consolidated balance as of December 31, 2008 and 2007.

Income Taxes — We are structured as a joint venture which is a pass-through entity for federal income tax purposes. Our income tax expense includes certain jurisdictions, including state, local, franchise and margin taxes of the joint venture and subsidiaries. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. East Texas is a member of a consolidated group. We have calculated current and deferred income taxes as if we were a separate taxpayer.

The Texas legislature replaced their franchise tax with a margin tax system in May 2006. As of 2007, we are subject to the Texas margin tax, which is treated as an income tax. Accordingly, we recorded a deferred tax liability and related expense in 2008 and 2007, related to the temporary differences that are expected to reverse in periods when the tax will apply.

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162 — In May 2008, the FASB issued SFAS 162, which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission, or SEC’s, approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We have assessed the impact of the adoption of SFAS 162, and believe that there will be no impact on our consolidated results of operations, cash flows or financial position.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us on January 1, 2009. We are in the process of assessing the impact of SFAS 161 on our disclosures, and will make the required disclosures in our December 31, 2009 consolidated financial statements.

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

SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115”, or SFAS 159 — In February 2007, the FASB, issued SFAS 159, which allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. SFAS 159 became effective for us on January 1, 2008. We have not elected the fair value option relative to any of our financial assets and liabilities which are not otherwise required to be measured at fair value by other accounting standards. Therefore, there is no effect of adoption reflected in our consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements”, or SFAS 157 — In September 2006, the FASB issued SFAS 157, which was effective for us on January 1, 2008. SFAS 157:

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

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Upon adoption of this standard we incorporated the marketplace participant view as prescribed by SFAS 157. Such changes included, but were not be limited to changes in valuation policies to reflect an exit price methodology, the effect of considering our own non-performance risk on the valuation of liabilities, and the effect of any change in our credit rating or standing. There has been no impact to our earnings as a result of adopting SFAS 157. All changes in our valuation methodology have been incorporated into our fair value calculations subsequent to adoption.

Pursuant to FASB Financial Staff Position 157-2, the FASB issued a partial deferral, ending on December 31, 2008, of the implementation of SFAS 157 as it relates to all non-financial assets and liabilities where fair value is the required measurement attribute by other accounting standards. While we have adopted SFAS 157 for all financial assets and liabilities effective January 1, 2008, we are in the process of assessing the impact that the adoption of SFAS 157 will have on our non-financial assets and liabilities, but do not expect a material impact on our consolidated results of operations, cash flows or financial positions upon adoption.

FASB FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” or FSP 157-3 — In October 2008, the FASB issued FSP 157-3, which provides guidance in situations where a) observable inputs do not exist, b) observable inputs exist but only in an inactive market and c) how market quotes should be considered when assessing the relevance of observable and unobservable inputs to determine fair value. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. We believe that the financial assets that are reflected in our financial statements are transacted within active markets, and therefore, there is no effect on our consolidated results of operations, cash flows or financial positions as a result of the adoption of this FSP.

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

Effective July 1, 2007, as part of the agreement with Midstream, we are required to reimburse Midstream for salaries of operating personnel and employee benefits as well as capital expenditures, maintenance and repair costs, insurance, taxes and other direct, indirect, and allocable costs and expenses incurred by Midstream on our behalf. We also pay Midstream an annual fee for centralized corporate functions performed by Midstream on our behalf, including legal, accounting, cash management, insurance administration and claims

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. The agreement states that the fee for 2007 shall be $4.0 million as prorated from July 1 through December 31, 2007. For 2008, the fee was $8.3 million as adjusted for changes in the Consumer Price Index. After 2008, the fee shall be mutually agreed upon.

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

We currently, and anticipate to continue to, sell to Midstream, and purchase from and sell to ConocoPhillips, in the ordinary course of business. Midstream was a significant customer during the years ended December 31, 2008, 2007, and 2006.

Prior to December 31, 2006, we sold to and purchased from Duke Energy Corporation. On January 2, 2007, Duke Energy Corporation spun off their natural gas businesses, including their 50% ownership interest in Midstream, to Duke Energy shareholders. As a result of this transaction, Duke Energy Corporation’s 50% ownership interest in Midstream was transferred to Spectra Energy Corp. Consequently, Duke Energy Corporation is not considered a related party for reporting periods after January 2, 2007. We had no significant transactions with Spectra Energy Corp.

The following table summarizes transactions with affiliates:

	Year Ended December 31,
	2008	2007	2006
	(Millions)

DCP Midstream, LLC:
Sales of natural gas, NGLs and condensate	$284.4	$263.2	$276.3
Losses from non-trading derivative activity	$0.6	$0.1	$1.1
General and administrative expense	$8.5	$10.3	$11.3
Duke Energy Corporation:
Sales of natural gas, NGLs and condensate	$—	$—	$6.6
Purchases of natural gas and NGLs	$—	$—	$0.1
ConocoPhillips:
Sales of natural gas, NGLs and condensate	$29.3	$7.7	$3.7
Transportation and processing services	$0.2	$0.1	$0.3
Purchases of natural gas and NGLs	$0.1	$1.1	$9.2

We had accounts receivable and accounts payable with affiliates as follows:

	December 31,
	2008	2007
	(Millions)

DCP Midstream LLC:
Accounts receivable	$20.6	$64.5
Accounts payable	$2.4	$1.5
ConocoPhillips:
Accounts receivable	$0.1	$—

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Project Reimbursement

In addition, Midstream has reimbursed us for work we performed on certain capital projects as defined in the Contribution Agreement. We received $2.3 million and $3.4 million of capital reimbursements during the years ended December 31, 2008 and 2007, respectively. These reimbursements are treated as contributions from Midstream.

Competition

Neither Midstream or Partners, nor any of their respective affiliates are restricted under the limited liability agreement from competing with us in other business opportunities, transactions, ventures, or other arrangements that may be competitive with or the same as us.

Indemnification

Effective upon closing on July 1, 2007, Midstream agreed to indemnify us until July 1, 2009 for any claims for fines or penalties of any governmental authority for periods prior to the closing and that are associated with assets that were formerly owned by Gulf South and UP Fuels, and agreed to indemnify us indefinitely for breaches of the agreement and certain existing claims. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $2.7 million and is subject to a maximum liability of $27.0 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000.

5.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

	Depreciable	December 31,
	Life	2008	2007
		(Millions)

Gathering systems	15 – 30 Years	$92.8	$78.9
Processing plants	25 – 30 Years	219.8	218.5
Transportation	25 – 30 Years	42.6	40.0
Underground storage	20 – 50 Years	0.1	—
General plant	3 – 5 Years	7.9	7.8
Construction work in progress		30.3	14.7

		393.5	359.9
Accumulated depreciation		(140.1)	(123.4)

Property, plant and equipment, net		$253.4	$236.5

Depreciation expense for the years ended December 31, 2008, 2007 and 2006, was $16.7 million, $15.8 million and $14.6 million respectively. At December 31, 2008, we had non-cancelable purchase obligations of approximately $0.8 million for capital projects anticipated to be completed in 2009.

6.	Risk Management and Derivative Activities, Credit Risk and Financial Instruments

The only impact of our derivative activity was losses from non-trading derivative activity — affiliates of $0.6 million, $0.1 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Asset Retirement Obligations

Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements, and contractual leases for land use. We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation is settled. Accretion expense for the years ended December 31, 2008, 2007 and 2006 was not significant.

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation as December 31, 2008 and 2007 included in the consolidated balance sheets as other long-term liabilities was $0.6 million and $0.5 million, respectively.

8.	Income Taxes

In May 2006, the State of Texas enacted a margin-based franchise tax law that replaced the existing franchise tax, commonly referred to as the Texas margin tax. The Texas margin tax is assessed at 1% of taxable margin apportioned to Texas. As a result of the change in Texas franchise law, our status in the state of Texas changed from non-taxable to taxable. Since the Texas margin tax is considered an income tax, in 2006 we recorded a non-current deferred tax liability of $1.8 million. The Texas margin tax became effective for franchise tax reports due on or after January 1, 2008. The 2008 tax was based on revenues earned during the 2007 fiscal year. Accordingly, we recorded current tax expense for the Texas margin tax for 2008 and 2007 of $0.6 million and $0.8 million, respectively, and a reduction in deferred taxes of $0.1 million for both 2008 and 2007.

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

DCP EAST TEXAS HOLDINGS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
	(Millions)

Non-cash investing and financing activities:
Non-cash additions of property, plant and equipment	$2.0	$0.9	$3.1
Accrued contributions related to reimbursements	$—	$0.2	$—

11.	Subsequent Events

In February 2009, we announced that our East Texas natural gas processing complex and residue natural gas delivery system known as the Carthage Hub, have been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. No employees or contractors were injured in the incident. There was no significant damage to the natural gas processing complex. As of February 25, 2009, the complex began processing through one of the five plants, and it is expected that full processing capacities will be restored for the entire complex over the next 30 days. Residue gas will be redelivered into limited available pipeline interconnects while the Carthage Hub undergoes inspection and repairs.

In February 2009, Midstream entered into an agreement to contribute an additional 25.1% interest in East Texas to Partners in exchange for 3.5 million Class D units. This transaction is expected to close in April 2009. Subsequent to this transaction, Partners will consolidate East Texas in their consolidated financial statements.

DCP EAST TEXAS HOLDINGS, LLC

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Charged to
	Balance at	Consolidated		Balance at
	Beginning of	Statements of	Deductions/	End of
	Period	Operations	Other	Period
	(Millions)

December 31, 2008
Allowance for doubtful accounts	$0.5	$(0.1)	$—	$0.4

December 31, 2007
Allowance for doubtful accounts	$0.2	$0.3	$—	$0.5
Environmental	0.3	—	(0.3)	—

	$0.5	$0.3	$(0.3)	$0.5

December 31, 2006
Allowance for doubtful accounts	$0.1	$0.1	$—	$0.2
Environmental	0.4	—	(0.1)	0.3

	$0.5	$0.1	$(0.1)	$0.5

(c)	Exhibits

A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit
Number		Description

3.1		Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005.
10	.1*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.2*	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.3*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.4*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.5*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.6*	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.7*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.8*	Common Unit Purchase Agreement, dated June 19, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).
10	.9*	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).
10	.10*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 27, 2007).
10	.11*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).
10	.12*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).
10	.13*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP Form 10-Q (File No. 001-32678) filed with the Securities and Exchange Commission on August 9, 2007).

Exhibit
Number		Description

10	.14*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).
10	.15*	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).
10.16		Contribution Agreement dated February 24, 2009, among DCP Midstream Partners, LP, DCP LP Holdings, LLC, DCP Midstream GP, LP and DCP Midstream, LLC.
12.1		Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.
23.2		Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
23.3		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP East Texas Holdings, LLC.
23.4		Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream GP, LP.
23.5		Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream, LLC.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Balance Sheet of DCP Midstream GP, LP as of December 31, 2008.
99.2		Consolidated Balance Sheet of DCP Midstream, LLC as of December 31, 2008.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 5, 2009.

DCP Midstream Partners, LP

By:	/s/ DCP Midstream GP, LP
its General Partner

By:	/s/ DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
Name:     Mark A. Borer

Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints each of Mark A. Borer and Angela A. Minas as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Borer Mark A. Borer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2009

/s/ Angela A. Minas Angela A. Minas	Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2009

/s/ Scott R. Delmoro Scott R. Delmoro	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2009

/s/ Thomas C. O’Connor Thomas C. O’Connor	Chairman of the Board and Director	March 5, 2009

/s/ Paul F. Ferguson, Jr. Paul F. Ferguson, Jr.	Director	March 5, 2009

/s/ Gregory J. Goff Gregory J. Goff	Director	March 5, 2009

/s/ Alan N. Harris Alan N. Harris	Director	March 5, 2009

/s/ John E. Lowe John E. Lowe	Director	March 5, 2009

/s/ Frank A. McPherson Frank A. McPherson	Director	March 5, 2009

/s/ Thomas C. Morris Thomas C. Morris	Director	March 5, 2009

/s/ Stephen R. Springer Stephen R. Springer	Director	March 5, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005.
10	.1*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.2*	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.3*	Contribution and Sale Agreement, dated May 9, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.4*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).
10	.5*	Contribution Agreement, dated May 21, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.6*	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.7*	Contribution Agreement, dated May 23, 2007, among DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).
10	.8*	Common Unit Purchase Agreement, dated June 19, 2007, among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).
10	.9*	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).
10	.10*	Amended and Restated Credit Agreement, dated July 1, 2007, among DCP Midstream, LLC and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 27, 2007).
10	.11*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).
10	.12*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).
10	.13*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP Form 10-Q (File No. 001-32678) filed with the Securities and Exchange Commission on August 9, 2007).

Exhibit
Number		Description

10	.14*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).
10	.15*	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).
10.16		Contribution Agreement dated February 24, 2009, among DCP Midstream Partners, LP, DCP LP Holdings, LLC, DCP Midstream GP, LP and DCP Midstream, LLC.
12.1		Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.
23.2		Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
23.3		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP East Texas Holdings, LLC.
23.4		Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream GP, LP.
23.5		Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream, LLC.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Consolidated Balance Sheet of DCP Midstream GP, LP as of December 31, 2008.
99.2		Consolidated Balance Sheet of DCP Midstream, LLC as of December 31, 2008.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.