Form 10-Q
period 2009-06-30
DCP Midstream Partners, LP
filed 2009-08-10
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, there were outstanding 28,233,183 common limited partner units and 3,500,000 Class D units.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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

•

our ability to access the debt and equity markets, which will depend on general market conditions, inflation rates, interest rates and our ability to effectively limit a portion of the adverse effects of potential changes in interest rates by entering into derivative financial instruments, and our ability to comply with the covenants to our credit agreement;

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

•	the creditworthiness of counterparties to our transactions;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company owned and third-party-owned infrastructure;

•	changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment, including climate change legislation, or the increased regulation of our industry;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of the insurance to cover our losses;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4.6	$61.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.8 million and $1.0 million, respectively	35.2	58.8
Affiliates	57.6	57.5
Inventories	16.9	20.9
Unrealized gains on derivative instruments	5.9	15.4
Other	1.7	0.9

Total current assets	121.9	215.4
Restricted investments	35.1	60.2
Property, plant and equipment, net	973.9	882.7
Goodwill	89.1	88.8
Intangible assets, net	46.0	47.7
Equity method investments	117.0	111.5
Unrealized gains on derivative instruments	3.8	8.6
Other long-term assets	4.6	4.8

Total assets	$1,391.4	$1,419.7

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable:
Trade	$57.3	$71.6
Affiliates	13.4	36.0
Unrealized losses on derivative instruments	25.7	17.7
Accrued interest payable	0.8	1.3
Other	33.3	36.6

Total current liabilities	130.5	163.2
Long-term debt	638.0	656.5
Unrealized losses on derivative instruments	43.6	26.0
Other long-term liabilities	13.8	11.2

Total liabilities	825.9	856.9

Commitments and contingent liabilities

Equity:
Predecessor equity	—	66.0
Common unitholders (28,233,183 and 24,661,754 units issued and outstanding, respectively)	320.5	429.0
Class D unitholders (3,500,000 and 0 units issued and outstanding, respectively)	67.7	—
Subordinated unitholders (0 and 3,571,429 convertible units issued and outstanding, respectively)	—	(54.6)
General partner interest	(5.6)	(4.8)
Accumulated other comprehensive loss	(31.0)	(40.5)

Total partners’ equity	351.6	395.1
Noncontrolling interests	213.9	167.7

Total equity	565.5	562.8

Total liabilities and equity	$1,391.4	$1,419.7

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$71.8	$236.2	$229.0	$532.3
Sales of natural gas, propane, NGLs and condensate to affiliates	101.9	274.6	201.8	475.7
Transportation, processing and other	20.7	9.5	37.4	22.4
Transportation, processing and other to affiliates	3.5	11.3	7.1	17.6
Losses from commodity derivative activity, net	(44.0)	(184.9)	(36.3)	(222.7)
Losses from commodity derivative activity, net — affiliates	(1.9)	(2.4)	(2.6)	(1.7)

Total operating revenues	152.0	344.3	436.4	823.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	110.6	397.5	248.4	746.8
Purchases of natural gas, propane and NGLs from affiliates	37.7	48.9	116.8	130.8
Operating and maintenance expense	17.1	19.3	33.3	37.3
Depreciation and amortization expense	16.3	13.0	30.9	25.7
General and administrative expense	2.0	3.0	5.2	5.5
General and administrative expense — affiliates	5.1	4.8	10.5	9.9
Other, net	—	(1.5)	—	(1.5)

Total operating costs and expenses	188.8	485.0	445.1	954.5

Operating loss	(36.8)	(140.7)	(8.7)	(130.9)
Interest income	0.1	2.0	0.3	3.7
Interest expense	(7.0)	(7.9)	(14.3)	(16.0)
Earnings from equity method investments	3.7	7.1	2.6	17.8

Loss before income taxes	(40.0)	(139.5)	(20.1)	(125.4)
Income tax expense	—	(0.3)	(0.1)	(0.6)

Net loss	(40.0)	(139.8)	(20.2)	(126.0)
Net (income) loss attributable to noncontrolling interests	(2.1)	(13.3)	(0.8)	(27.0)

Net loss attributable to partners	(42.1)	(153.1)	(21.0)	(153.0)
Net (income) loss attributable to predecessor operations	—	(6.2)	1.0	(12.8)
General partner interest in net income or net loss	(2.7)	(0.7)	(5.9)	(3.4)

Net loss allocable to limited partners	$(44.8)	$(160.0)	$(25.9)	$(169.2)

Net loss per limited partner unit — basic and diluted	$(1.41)	$(5.67)	$(0.86)	$(6.36)

Weighted-average limited partner units outstanding — basic and diluted	31.7	28.2	30.0	26.6

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Net loss	$(40.0)	$(139.8)	$(20.2)	$(126.0)

Other comprehensive income:
Reclassification of cash flow hedges into earnings	4.7	2.3	9.2	2.7
Net unrealized gains (losses) on cash flow hedges	4.8	12.6	0.3	(1.1)

Total other comprehensive income	9.5	14.9	9.5	1.6

Total comprehensive loss	(30.5)	(124.9)	(10.7)	(124.4)
Total comprehensive income attributable to noncontrolling interests	(2.1)	(13.3)	(0.8)	(27.0)

Total comprehensive loss attributable to partners	$(32.6)	$(138.2)	$(11.5)	$(151.4)

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Millions)
OPERATING ACTIVITIES:
Net loss	$(20.2)	$(126.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	30.9	25.7
Earnings from equity method investments, net of distributions	0.4	4.0
Other, net	(0.2)	(1.0)

Change in operating assets and liabilities, which provided (used) cash: net of effects of acquisition:
Accounts receivable	22.8	(23.0)
Inventories	4.0	(2.0)
Net unrealized losses on derivative instruments	54.0	198.9
Accounts payable	(38.0)	16.7
Accrued interest	(0.5)	(0.8)
Other current assets and liabilities	(2.3)	(21.4)
Other long-term assets and liabilities	0.4	(0.3)

Net cash provided by operating activities	51.3	70.8

INVESTING ACTIVITIES:
Capital expenditures	(118.4)	(31.2)
Acquisition of Michigan Pipeline & Processing, LLC	(0.1)	—
Acquisition of subsidiaries of Momentum Energy Group, Inc	—	(10.9)
Investments in equity method investments	(5.8)	(1.9)
Proceeds from sale of assets	0.3	—
Purchases of available-for-sale securities	(1.1)	(461.9)
Proceeds from sales of available-for-sale securities	26.1	341.9

Net cash used in investing activities	(99.0)	(164.0)

FINANCING ACTIVITIES:
Proceeds from debt	68.3	432.0
Payments of debt	(86.8)	(402.0)
Proceeds from issuance of common units, net of offering costs	—	132.1
Net change in advances to predecessor from DCP Midstream, LLC	3.0	(12.6)
Distributions to unitholders and general partner	(40.2)	(35.8)
Distributions to noncontrolling interests	(4.9)	(34.6)
Contributions from noncontrolling interests	50.3	9.3
Contributions from DCP Midstream, LLC	0.7	1.9

Net cash (used in) provided by financing activities	(9.6)	90.3

Net change in cash and cash equivalents	(57.3)	(2.9)
Cash and cash equivalents, beginning of period	61.9	29.3

Cash and cash equivalents, end of period	$4.6	$26.4

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	Class D Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2009	$66.0	$429.0	$—	$(54.6)	$(4.8)	$(40.5)	$167.7	$562.8
Net change in parent advances	3.0	—	—	—	—	—	—	3.0
Conversion of subordinated units to common units	—	(52.1)	—	52.1	—	—	—	—
Distributions to unitholders and general partner	—	(31.7)	—	(2.1)	(6.4)	—	—	(40.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.9)	(4.9)
Contributions from DCP Midstream, LLC	—	0.7	—	—	—	—	—	0.7
Contributions from noncontrolling interests	—	—	—	—	—	—	50.3	50.3
Other	—	(0.1)	—	—	—	—	—	(0.1)
Issuance of 3,500,000 Class D units	—	—	49.7	—	—	—	—	49.7
Acquisition of additional 25.1% interest in East Texas and the NGL Hedge	(68.0)	—	4.6	—	—	—	—	(63.4)
Deficit purchase price over acquired assets	—	—	18.3	—	—	—	—	18.3

Comprehensive income:
Net loss attributable to predecessor operations	(1.0)	—	—	—	—	—	—	(1.0)
Net (loss) income	—	(25.3)	(4.9)	4.6	5.6	—	0.8	(19.2)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	9.2	—	9.2
Net unrealized gains on cash flow hedges	—	—	—	—	—	0.3	—	0.3

Total comprehensive (loss) income	(1.0)	(25.3)	(4.9)	4.6	5.6	9.5	0.8	(10.7)

Balance, June 30, 2009	$—	$320.5	$67.7	$—	$(5.6)	$(31.0)	$213.9	$565.5

Balance, January 1, 2008	$64.0	$308.8	$—	$(120.1)	$(5.4)	$(14.9)	$155.1	$387.5
Net change in parent advances	(12.6)	—	—	—	—	—	—	(12.6)
Conversion of subordinated units to common units	—	(66.4)	—	66.4	—	—	—	—
Distributions to unitholders and general partner	—	(24.2)	—	(6.2)	(4.9)	—	—	(35.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34.6)	(34.6)
Contributions from DCP Midstream, LLC	—	1.8	—	—	—	—	—	1.8
Contributions from noncontrolling interests	—	—	—	—	—	—	9.3	9.3
Equity-based compensation	—	0.1	—	—	—	—	—	0.1
Issuance of 4,250,000 common units	—	132.1	—	—	—	—	—	132.1

Comprehensive income:
Net income attributable to predecessor operations	12.8	—	—	—	—	—	—	12.8
Net (loss) income	—	(142.0)	—	(26.0)	2.2	—	27.0	(138.8)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	2.7	—	2.7
Net unrealized losses on cash flow hedges	—	—	—	—	—	(1.1)	—	(1.1)

Total comprehensive (loss) income	12.8	(142.0)	—	(26.0)	2.2	1.6	27.0	(124.4)

Balance, June 30, 2008	$64.2	$210.2	$—	$(85.9)	$(8.1)	$(13.3)	$156.8	$323.9

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

We are a Delaware master limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system and a 70% interest in our Colorado system; our 50.1% interest in our East Texas system; our Michigan systems (acquired in October 2008); our wholesale propane logistics business; and our NGL transportation pipelines.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, which is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by ConocoPhillips. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate our assets. DCP Midstream, LLC owns approximately 38% of our partnership.

In April 2009, we acquired an additional 25.1% interest in DCP East Texas Holdings, LLC, or East Texas, and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, in a transaction among entities under common control. Our East Texas system includes a natural gas processing complex with a total capacity of 780 MMcf/d and an NGL fractionator, which serves as the processing facility for our 900-mile gathering system, as well as third party gathering systems. The complex is adjacent to our Carthage Hub, which delivers gas to interstate and intrastate pipelines. The Carthage Hub, with an aggregate delivery capacity of 1.5 billion cubic feet per day, acts as a key exchange point for the purchase and sale of residue gas. Transfers of net assets or exchanges of units between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Accordingly, these condensed consolidated financial statements include the historical results of East Texas for all periods presented. The NGL Hedge was entered into on the date of the transaction. Accordingly these condensed consolidated financial statements include the results of the NGL Hedge prospectively from April 1, 2009. Prior to this transaction we owned a 25.0% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% interest in East Texas, and account for East Texas as a consolidated subsidiary. The $18.3 million deficit purchase price under the historical basis of the net acquired assets was recorded as an increase in partners’ equity, and the $49.7 million of Class D units issued as consideration for this transaction was recorded as an increase in partners’ equity. The Class D units will convert into the Partnership’s Common units on a one for one basis on August 17, 2009.

The results of operations of our Michigan systems have been included in the condensed consolidated financial statements since October 1, 2008, the date of acquisition.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We refer to the assets, liabilities and operations of East Texas prior to our acquisition of an additional 25.1% from DCP Midstream, LLC in April 2009, collectively as our “predecessor.” The condensed consolidated financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies

Noncontrolling Interest — Noncontrolling interest represents (1) the noncontrolling interest holders’ ownership interest in the net assets of Collbran Valley Gas Gathering, a joint venture acquired in August 2007; (2) the noncontrolling interest holders’ ownership interest in the net assets of Jackson Pipeline Company, a partnership we acquired in October 2008; and (3) DCP Midstream, LLC’s ownership interest in the net assets of East Texas. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our consolidated balance sheet amounts shown as noncontrolling interest in equity. Distributions to and contributions from noncontrolling interests represent cash payments to and cash contributions from, respectively, such third party and affiliate investors.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162,” or SFAS 168 — In June 2009, the FASB issued SFAS 168, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative U.S. Generally Accepted Accounting Principles, or GAAP. The Codification supersedes all existing non-SEC accounting and reporting standards. This SFAS becomes effective for us for annual and interim periods beginning after September 15, 2009 and will not affect our condensed consolidated results of operations, cash flows and financial position as a result of adoption.

SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” or SFAS 167 — In June 2009, the FASB issued SFAS 167, which requires entities to perform additional analysis of their variable interest entities and consolidation methods. This SFAS becomes effective for us on January 1, 2010 and we are in the process of assessing the impact of this guidance on our condensed consolidated results of operations, cash flows and financial position.

SFAS No. 165 “Subsequent Events,” or SFAS 165 — In May 2009, the FASB issued SFAS 165, which sets forth the recognition and disclosure requirements for events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted SFAS 165 effective June 30, 2009, and there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption. All appropriate disclosure of subsequent events is made within the footnotes.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009, and have included all required disclosures in this filing. SFAS 161 impacts only disclosures so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 effective January 1, 2009, which required retrospective restatement of our condensed consolidated financial statements for all periods presented in this filing. As a result of adoption, we have reclassified our noncontrolling interest on our condensed consolidated balance sheets, from a component of liabilities to a component of equity and have also reclassified net income attributable to noncontrolling interest on our condensed consolidated statements of operations, to below net income for all periods presented. Furthermore, we have displayed the portion of other comprehensive income that is attributable to the noncontrolling interest within our condensed consolidated statements of comprehensive income. We also added a rollforward of the noncontrolling interest within our condensed consolidated statements of changes in partners’ equity and will present this financial statement on a quarterly basis.

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

SFAS No. 157 “Fair Value Measurements,” or SFAS 157 — In September 2006, the FASB issued SFAS 157, which we adopted on January 1, 2008 for all financial assets and liabilities. Pursuant to FASB Staff Position, or FSP, 157-2, the FASB issued a partial deferral, ending on December 31, 2008, of the implementation of SFAS 157 as it relates to all nonfinancial assets and liabilities where fair value is the required measurement attribute by other accounting standards. Effective January 1, 2009, we adopted SFAS 157 for all nonfinancial assets and liabilities. There was no effect on our condensed consolidated results of operations, cash flows, or financial position, and we have included all required disclosures as a result of the adoption of this standard relative to nonfinancial assets and liabilities. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is different than would have been calculated prior to the adoption of SFAS 157.

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

FSP No. SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4 — In April 2009, the FASB issued FSP 157-4, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this FSP does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. Certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

FSP No. SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1 — In April 2009, the FASB issued FSP 141(R)-1, which provides additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of SFAS No. 5 “Accounting for Contingencies,” or SFAS 5. This FSP emphasizes the guidance set forth in SFAS 141(R) that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to SFAS 5. This FSP becomes effective for us for business combinations with closing dates subsequent to January 1, 2009. During the first two quarters of 2009 we did not have any transactions that were accounted for as business combinations. We will account for any business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

FSP No. SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” — This FSP was issued in April 2009, and requires disclosure of summarized financial information for financial instruments accounted for under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” or SFAS 107. We have instruments that are subject to the fair value disclosure requirements of SFAS 107, and are subject to the revised disclosure provisions of this FSP. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

FSP No. SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” — This FSP was issued in April 2009, and amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

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

EITF 07-4 “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” or EITF 07-4 — In March 2008, the EITF issued EITF 07-4. This issue seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights in accordance with FASB Statement No. 128 and its related interpretations. We adopted EITF 07-4 effective January 1, 2009. As a result of adopting EITF 07-4, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. EITF 07-4 is applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net loss per LPU increased from $(5.66) per unit to $(5.67) per unit and from $(6.33) per unit to $(6.36) per unit for the three and six months ended June 30, 2008, respectively.

4. Acquisitions

Gathering Compression and Processing Assets

On April 1, 2009, we acquired an additional 25.1% interest in East Texas and the NGL Hedge from DCP Midstream, LLC, for aggregate consideration of 3,500,000 Class D units valued at $49.7 million.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Combined Financial Information

The following table presents the impact on the condensed consolidated balance sheet as of December 31, 2008, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC.

	DCP Midstream Partners, LP	Consolidate East Texas	Remove East Texas Equity Investment	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$48.0	$13.9	$—	$61.9
Accounts receivable	80.4	35.9	—	116.3
Inventories	20.9	—	—	20.9
Other	15.9	0.4	—	16.3

Total current assets	165.2	50.2	—	215.4
Restricted investments	60.2	—	—	60.2
Property, plant and equipment, net	629.3	253.4	—	882.7
Goodwill and intangible assets, net	136.5	—	—	136.5
Equity method investments	175.4	—	(63.9)	111.5
Other non-current assets	13.4	—	—	13.4

Total assets	$1,180.0	$303.6	$(63.9)	$1,419.7

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$124.8	$38.4	$—	$163.2
Long-term debt	656.5	—	—	656.5
Other long-term liabilities	34.9	2.3	—	37.2

Total liabilities	816.2	40.7	—	856.9

Commitments and contingent liabilities

Equity:
Partners’ equity
Net equity	369.6	129.9	(63.9)	435.6
Accumulated other comprehensive income	(40.5)	—	—	(40.5)

Total partners’ equity	329.1	129.9	(63.9)	395.1
Noncontrolling interests	34.7	133.0	—	167.7

Total equity	363.8	262.9	(63.9)	562.8

Total liabilities and equity	$1,180.0	$303.6	$(63.9)	$1,419.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables present the impact on the condensed consolidated statements of operations, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC, for the three and six months ended June 30, 2008.

Three Months Ended June 30, 2008

	DCP Midstream Partners, LP	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$318.5	$192.3	$—	$510.8
Transportation, processing and other	14.0	6.8	—	20.8
Losses from commodity derivative activity, net	(186.6)	(0.7)	—	(187.3)

Total operating revenues	145.9	198.4	—	344.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	287.8	158.6	—	446.4
Operating and maintenance expense	11.0	8.3	—	19.3
Depreciation and amortization expense	9.0	4.0	—	13.0
General and administrative expense and other	3.8	2.5	—	6.3

Total operating costs and expenses	311.6	173.4	—	485.0

Operating (loss) income	(165.7)	25.0	—	(140.7)
Interest expense, net	(6.1)	0.2	—	(5.9)
Earnings from equity method investments	13.4	—	(6.3)	7.1

(Loss) income before income taxes	(158.4)	25.2	(6.3)	(139.5)
Income tax expense	—	(0.3)	—	(0.3)

Net (loss) income	(158.4)	24.9	(6.3)	(139.8)
Net income attributable to noncontrolling interests	(0.9)	(12.4)	—	(13.3)

Net (loss) income attributable to partners	$(159.3)	$12.5	$(6.3)	$(153.1)

Six Months Ended June 30, 2008

	DCP Midstream Partners, LP	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
		(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$681.2	$326.8	$—	$1,008.0
Transportation, processing and other	26.1	13.9	—	40.0
Losses from commodity derivative activity, net	(223.7)	(0.7)	—	(224.4)

Total operating revenues	483.6	340.0	—	823.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	617.5	260.1	—	877.6
Operating and maintenance expense	21.6	15.7	—	37.3
Depreciation and amortization expense	17.5	8.2	—	25.7
General and administrative expense and other	9.3	4.6	—	13.9

Total operating costs and expenses	665.9	288.6	—	954.5

Operating (loss) income	(182.3)	51.4	—	(130.9)
Interest expense, net	(12.6)	0.3	—	(12.3)
Earnings from equity method investments	30.6	—	(12.8)	17.8

(Loss) income before income taxes	(164.3)	51.7	(12.8)	(125.4)
Income tax expense	—	(0.6)	—	(0.6)

Net (loss) income	(164.3)	51.1	(12.8)	(126.0)
Net income attributable to noncontrolling interests	(1.5)	(25.5)	—	(27.0)

Net (loss) income attributable to partners	$(165.8)	$25.6	$(12.8)	$(153.0)

(a)	Amounts as previously reported with 25% of East Texas’ results presented as earnings from equity method investments.
(b)	Adjustments to present East Texas on a consolidated basis at 100%, with noncontrolling interest of 49.9%.
(c)	Adjustments to remove East Texas equity earnings at 25%.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On October 1, 2008, we acquired Michigan Pipeline & Processing, LLC, or MPP, a privately held company engaged in natural gas gathering and treating services for natural gas produced from the Antrim Shale of northern Michigan and natural gas transportation within Michigan. The results of MPP’s operations have been included in the condensed consolidated financial statements, within the Natural Gas Services segment, since that date. Under the terms of the acquisition, we paid a purchase price of $145.0 million, plus net working capital and other adjustments of $3.4 million. We may pay up to an additional $15.0 million to the sellers depending on the earnings of the assets after a three-year period. We financed the acquisition through utilization of our credit facility. In addition, we entered into a separate agreement that provides the seller with available treating capacity on certain Michigan assets. The seller agreed to pay up to $1.5 million annually for up to nine years if they do not meet certain criteria, including providing additional volumes for treatment. These payments may reduce goodwill as a return of purchase price. This agreement may be terminated earlier if certain performance criteria of Michigan assets are satisfied. Certain of these performance criteria were satisfied and, as a result, the amount was reduced to approximately $0.8 million per year as of June 30, 2009. We initially held a $25.0 million letter of credit to secure the seller’s performance under this agreement and to secure the seller’s indemnification obligation under the acquisition agreement; however as a result of the satisfaction of certain performance conditions, this amount was reduced to approximately $20.0 million as of June 30, 2009. The fees under our omnibus agreement with DCP Midstream, LLC increased $0.4 million per year effective October 1, 2008, in connection with the acquisition.

Under the purchase method of accounting, the assets and liabilities of MPP were recorded at their respective fair values as of the date of the acquisition, and we recorded goodwill of approximately $7.0 million. The goodwill amount recognized relates primarily to projected growth from new customers. The values of certain assets and liabilities are preliminary, and are subject to adjustment as additional information is obtained, which when finalized may result in material adjustments. The purchase price allocation is as follows:

(Millions)
Cash	$1.7
Accounts receivable	2.1
Other assets	0.1
Other long term assets	3.9
Property, plant and equipment	116.1
Goodwill	7.0
Intangible assets	19.6
Other liabilities	(0.5)
Noncontrolling interest in joint venture	(1.6)

Total purchase price allocation	$148.4

5. Agreements and Transactions with Affiliates

DCP Midstream, LLC

Predecessor

DCP Midstream, LLC provided centralized corporate functions on behalf of our predecessor operations, including legal, accounting, cash management, insurance administration and claims processing, risk management, health safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering.

Omnibus Agreement

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. Under the Omnibus Agreement, DCP Midstream, LLC has issued parental guarantees, totaling $43.0 million at June 30, 2009, to certain counterparties to our commodity derivative instruments.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended June 30, 2009 and 2008, we incurred $2.4 million and $2.5 million, respectively for all fees under the Omnibus Agreement and incurred other fees with DCP Midstream, LLC of $2.7 million and $2.3 million, respectively. During the six months ended June 30, 2009 and 2008, we incurred $4.8 million and $4.9 million, respectively, for all fees under the Omnibus Agreement and incurred other fees with DCP Midstream, LLC of $5.6 million and $5.0 million, respectively.

Other Agreements and Transactions with DCP Midstream, LLC

In conjunction with our acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC in April 2009, we entered into an agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain East Texas capital projects as defined in the Contribution Agreement from April 1, 2009 for a period not to exceed three years. DCP Midstream, LLC made additional capital contributions of $11.5 million during the three months ended June 30, 2009 to East Texas for these capital projects.

On February 11, 2009, we announced that our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, had been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party. We also have insurance covering these amounts, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse us 25% of any claims received as reimbursement of costs and lost margin, from the responsible third party. DCP Midstream, LLC will pay 75% of costs related to the incident.

On February 25, 2009, we entered into a Contribution Agreement with DCP Midstream, LLC, whereby DCP Midstream, LLC contributed an additional 25.1% interest in East Texas and the NGL Hedge to us in exchange for 3,500,000 Class D units, providing us with a 50.1% interest in East Texas. This transaction closed in April 2009. Subsequent to this transaction we consolidate our 50.1% interest in East Texas and consequently no longer account for East Texas as an equity method investment.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

DCP Midstream, LLC was a significant customer during the three and six months ended June 30, 2009 and 2008.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects. DCP Midstream, LLC made capital contributions to us during the six months ended June 30, 2009 and 2008 of $0.7 million and $1.6 million, respectively, to reimburse us for these capital projects.

In conjunction with our acquisition of East Texas and Discovery in July 2007 we entered into an agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for 25% of certain East Texas capital expenditures, defined in the agreement, from July 1, 2007, through completion of the capital projects for a period not to exceed three years. DCP Midstream, LLC made additional capital contributions to East Texas for these capital projects of $6.2 million and $1.5 million during the six months ended June 30, 2009 and 2008, respectively.

DCP Midstream, LLC has issued additional parental guarantees outside of the Omnibus Agreement, totaling $40.0 million at June 30, 2009, to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

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

ConocoPhillips

We have multiple agreements whereby we provide a variety of services for ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0.7 million and $1.3 million of capital reimbursements during the six months ended June 30, 2009 and 2008, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$101.3	$257.3	$201.1	$455.6
Transportation, processing and other	$1.4	$6.2	$2.6	$11.7
Purchases of natural gas, propane and NGLs	$19.3	$28.1	$62.4	$103.4
(Losses) gains from commodity derivative activity, net	$(1.9)	$(2.4)	$(2.6)	$(1.7)
General and administrative expense	$5.1	$4.8	$10.4	$9.9
Interest expense	$—	$—	$0.1	$—
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$—	$0.2
Transportation, processing and other	$0.2	$0.1	$0.2	$0.1
Purchases of natural gas, propane and NGLs	$14.5	$4.4	$48.1	$4.4
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$0.6	$17.3	$0.7	$19.9
Transportation, processing and other	$1.9	$5.0	$4.3	$5.8
Purchases of natural gas, propane and NGLs	$3.9	$16.4	$5.9	$23.0
General and administrative expense	$—	$—	$0.1	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$0.4	$—

We had balances with affiliates as follows:

	June 30, 2009	December 31, 2008
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$55.0	$51.0
Accounts payable	$11.6	$30.3
Unrealized gains on derivative instruments—current	$1.0	$—
Unrealized losses on derivative instruments—current	$(1.0)	$(1.2)
Spectra Energy:
Accounts receivable	$1.2	$4.0
Accounts payable	$1.3	$5.3
ConocoPhillips:
Accounts receivable	$1.4	$2.5
Accounts payable	$0.5	$0.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2009	December 31, 2008
		(Millions)
Gathering systems	15 — 30 Years	$576.5	$497.7
Processing plants	25 — 30 Years	407.6	383.2
Terminals	25 — 30 Years	28.9	28.5
Transportation	25 — 30 Years	217.5	216.6
Underground storage	20 — 50 Years	0.1	0.1
General plant	3 — 5 Years	15.0	13.9
Construction work in progress		89.1	73.9

Property, plant and equipment		1,334.7	1,213.9
Accumulated depreciation		(360.8)	(331.2)

Property, plant and equipment, net		$973.9	$882.7

The above amounts include accrued capital expenditures of $18.7 million and $17.4 million as of June 30, 2009 and December 31, 2008, respectively, which are included in other current liabilities in the condensed consolidated balance sheets.

7. Equity Method Investments

The following table summarizes our equity method investments:

	Percentage of Ownership as of June 30, 2009 and December 31, 2008
		Carrying Value as of
		June 30, 2009	December 31, 2008
		(Millions)
Discovery Producer Services LLC	40%	$110.3	$105.0
Black Lake Pipe Line Company	45%	6.5	6.3
Other	50%	0.2	0.2

Total equity method investments		$117.0	$111.5

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $38.5 million and $39.7 million at June 30, 2009 and December 31, 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $5.9 million and $6.0 million at June 30, 2009 and December 31, 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

In the second quarter of 2009, Discovery’s LLC agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g. May 31 for the second quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Earnings and distributions from equity method investments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Discovery Producer Services LLC	$3.3	$6.9	$1.8	$17.2
Black Lake Pipe Line Company and other	0.4	0.2	0.8	0.6

Total earnings from equity method investments	$3.7	$7.1	$2.6	$17.8

Distributions from equity method investments	$2.5	$10.4	$3.0	$21.8

Distributions from equity method investments, net of earnings	$(1.2)	$3.3	$0.4	$4.0

The following summarizes financial information of our equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Statements of operations:
Operating revenue	$40.4	$84.4	$61.9	$173.3
Operating expenses	$32.9	$70.1	$58.8	$139.5
Net income	$7.5	$14.5	$2.9	$37.9

	June 30, 2009	December 31, 2008
	(Millions)
Balance sheets:
Current assets	$66.5	$54.1
Long-term assets	389.5	392.9
Current liabilities	(40.1)	(46.0)
Long-term liabilities	(22.1)	(20.1)

Net assets	$393.8	$380.9

8. Fair Value Measurement

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

Within our Wholesale Propane Logistics segment, we may enter into a variety of financial instruments to either secure sales or purchase prices, or capture a variety of market opportunities. Since financial instruments for NGLs tend to be counterparty and location specific, we primarily use the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and a market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming on line, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.

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

Interest Rate Derivative Assets and Liabilities

We have interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our floating rate debt for fixed rate debt. The swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a significant portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash balances in various financial instruments such as commercial paper and money market instruments. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper are priced using a yield curve for similarly rated instruments, and are classified within Level 2. As of June 30, 2009, nearly all of our short-term and restricted investments were held in the form of money market securities. By virtue of our balances in these funds on September 19, 2008, all of these investments are eligible for, and the funds are participating in, the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds.

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

The following table presents the financial instruments carried at fair value as of June 30, 2009 and December 31, 2008:

	June 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$4.7	$1.2	$5.9	$—	$15.1	$0.3	$15.4

Long-term assets:
Restricted investments	$—	$35.1	$—	$35.1	$—	$60.2	$—	$60.2
Commodity derivatives (b)	$—	$2.9	$—	$2.9	$—	$6.9	$1.7	$8.6
Interest rate derivatives (b)	$—	$0.9	$—	$0.9	$—	$—	$—	$—

Current liabilities (c):
Commodity derivatives	$—	$(6.9)	$(0.1)	$(7.0)	$—	$(1.2)	$—	$(1.2)
Interest rate derivatives	$—	$(18.7)	$—	$(18.7)	$—	$(16.5)	$—	$(16.5)

Long-term liabilities (d):
Commodity derivatives	$—	$(29.9)	$(0.9)	$(30.8)	$—	$(3.2)	$—	$(3.2)
Interest rate derivatives	$—	$(12.8)	$—	$(12.8)	$—	$(22.8)	$—	$(22.8)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Beginning Balance	Net Realized and Unrealized Gains (Losses) Included in Earnings	Transfers In/Out of Level 3 (a)	Purchases, Issuances and Settlements, Net	Ending Balance	Net Unrealized Gains (Losses) Still Held Included in Earnings (b)
	(millions)
Three months ended June 30, 2009:
Commodity derivative instruments:
Current assets	$1.0	$(3.3)	$—	$3.5	$1.2	$(2.6)
Long-term assets	$1.7	$(1.7)	$—	$—	$—	$(1.7)
Current liabilities	$—	$(0.1)	$—	$—	$(0.1)	$(0.1)
Long-term liabilities	$(0.3)	$(0.6)	$—	$—	$(0.9)	$(0.6)

Three months ended June 30, 2008:
Commodity derivative instruments:
Current assets	$—	$—	$1.0	$—	$1.0	$—
Long-term assets	$1.2	$(1.1)	$1.5	$—	$1.6	$(1.1)
Current liabilities	$(1.3)	$(1.9)	$(5.3)	$1.0	$(7.5)	$(1.6)
Long-term liabilities	$—	$(3.1)	$(4.6)	$—	$(7.7)	$(3.1)

Six months ended June 30, 2009:
Commodity derivative instruments:
Current assets	$0.3	$(2.7)	$—	$3.6	$1.2	$(2.0)
Long-term assets	$1.7	$(1.7)	$—	$—	$—	$(1.7)
Current liabilities	$—	$(0.1)	$—	$—	$(0.1)	$(0.1)
Long-term liabilities	$—	$(0.9)	$—	$—	$(0.9)	$(0.9)

Six months ended June 30, 2008:
Commodity derivative instruments:
Current assets	$0.2	$1.0	$—	$(0.2)	$1.0	$0.8
Long-term assets	$1.5	$0.1	$—	$—	$1.6	$0.1
Current liabilities	$(1.6)	$(2.7)	$(5.0)	$1.8	$(7.5)	$(2.4)
Long-term liabilities	$(0.2)	$(2.9)	$(4.6)	$—	$(7.7)	$(2.9)

(a)	Amounts transferred in are reflected at the fair value as of the beginning of the period and amounts transferred out are reflected at fair value at the end of the period.
(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at June 30, 2009 and 2008.

9. Debt

Long-term debt was as follows:

	June 30, 2009	December 31, 2008
	(Millions)
Revolving credit facility, weighted-average interest rate of 1.03% and 2.08%, respectively, due June 21, 2012 (a)	$603.0	$596.5
Term loan facility, interest rate of 0.42% and 1.54%, respectively, due June 21, 2012 (b)	35.0	60.0

Total long-term debt	$638.0	$656.5

(a)	$575.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.26% to 5.19%, for a net effective rate of 4.47% on the $603.0 million of outstanding debt under our revolving credit facility as of June 30, 2009.
(b)	The term loan facility is fully secured by restricted investments.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Credit Agreement

We have an $824.6 million 5-year credit agreement that matures June 21, 2012, or the Credit Agreement, which consists of:

•	a $789.6 million revolving credit facility; and

•	a $35.0 million term loan facility.

The above amounts are net of non-participation by Lehman Brothers Commercial Bank. At June 30, 2009 and December 31, 2008, we had $0.3 million of letters of credit outstanding under the Credit Agreement. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets. As of June 30, 2009 the available capacity under the revolving credit facility was $188.5 million.

Other Agreements

As of June 30, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million, which reduces the amount of cash we may be required to post as collateral. We pay a fee of 0.8% per annum on this letter of credit. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under the Credit Agreement.

10. Risk Management and Hedging Activities

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering and processing services, we may receive fees or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Additionally, given the limited depth of the NGL derivatives market, we primarily utilize crude oil swaps and following our acquisition of the NGL Hedge on April 1, 2009, NGL derivatives to mitigate a significant portion of our commodity price exposure for propane and heavier NGLs. Historically, there has been a relationship between NGL prices and crude oil prices and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate a portion of NGL price risks. As a result of the current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have additional exposure to changes in the relationship. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2014 with natural gas, crude oil and NGL derivative instruments. These transactions are primarily accomplished through the use of forward contracts, swap futures that effectively exchange our floating rate price risk for a fixed rate, but the type of instrument that we use to mitigate our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

financial transactions. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a retail propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may on occasion use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and the change in value is reflected in the current period within our condensed consolidated statements of operations.

Furthermore, with respect to our Pelico system, we may enter into financial derivatives to lock in price differentials across the system and connected storage to maximize value. This objective may be achieved through the use of physical purchases or sales of gas that are accounted for under accrual accounting. While the physical purchase or sale of gas transactions are accounted for under accrual accounting, the swaps are not designated as hedging instruments for accounting purposes and any change in fair value of these instruments is reflected within our condensed consolidated statements of operations.

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

•

If we were to have an effective event of default under our credit agreement that occurs and is continuing, our ISDA counterparties may have the right to request early termination and net settlement of any outstanding derivative liability positions.

•

In the event that DCP Midstream, LLC was to be downgraded below investment grade by at least one of the major credit rating agencies, certain of our ISDA counterparties may have the right to reduce our collateral threshold to zero, potentially requiring us to fully collateralize any commodity contracts in a net liability position.

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high, and are generally consistent with the terms of our credit agreement. As of June 30, 2009, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices, each of our individual contracts with counterparties to our commodity derivative instruments are in either a net asset or net liability position. As of June 30, 2009, we had approximately $36.7 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2009 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of June 30, 2009, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $28.9 million.

As of June 30, 2009 our interest rate swaps were in a net liability position of approximately $30.6 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our credit agreement, that occurs and is continuing, the counterparties to our swap instruments may have the right to request that we net settle the instrument in the form of cash.

Collateral

As of June 30, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million. This letter of credit reduces the amount of cash we may be required to post as collateral. As of June 30, 2009, we had no cash collateral posted with counterparties to our commodity derivative instruments.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	June 30, 2009	December 31, 2008
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(1.2)	$(1.8)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(29.8)	(38.7)

Total AOCI	$(31.0)	$(40.5)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked to market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	June 30, 2009	December 31, 2008	Balance Sheet Line Item	June 30, 2009	December 31, 2008
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(18.7)	$(16.5)
Unrealized gains on derivative instruments – long term	0.9	—	Unrealized losses on derivative instruments – long term	(12.8)	(22.8)

	$0.9	$—		$(31.5)	$(39.3)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments – current	$5.9	$15.4	Unrealized losses on derivative instruments – current	$(7.0)	$(1.2)
Unrealized gains on derivative instruments – long term	2.9	8.6	Unrealized losses on derivative instruments – long term	(30.8)	(3.2)

	$8.8	$24.0		$(37.8)	$(4.4)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	Three Months Ended June 30,
	2009	2008	2009	2008		2009	2008
	(Millions)		(Millions)			(Millions)
Interest rate derivatives	$4.8	$12.6	$(4.6)	$(2.2	)(b)	$—	$—	(b)(c)
Commodity derivatives	$—	$—	$(0.1)	$(0.1	)(a)	$—	$—	(a)(c)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Six Months Ended June 30,
	2009	2008	2009	2008		2009	2008
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$0.3	$(1.1)	$(8.6)	$(2.3	)(b)	$—	$—	(b)(c)	$(17.9)
Commodity derivatives	$—	$—	$(0.6)	$(0.4	)(a)	$—	$—	(a)(c)	$(0.7)

(a)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(b)	Included in interest expense in our condensed consolidated statements of operations.
(c)	For the three and six months ended June 30, 2009 and 2008, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Line Item	2009	2008	2009	2008
	(Millions)
Third party:
Realized	$7.9	$(14.4)	$14.8	$(21.4)
Unrealized	(51.9)	(170.5)	(51.1)	(201.3)

Losses from commodity derivative activity, net	$(44.0)	$(184.9)	$(36.3)	$(222.7)

Affiliates:
Realized	$0.3	$(2.6)	$(0.4)	$(4.7)
Unrealized	(2.2)	0.2	(2.2)	3.0

Losses from commodity derivative activity, net — affiliates	$(1.9)	$(2.4)	$(2.6)	$(1.7)

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

	June 30, 2009
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) position (MMbtu)	Net Long (Short) Position (Bbls)
2009	(450,800)	(1,350,000)	(111,621)
2010	(950,225)	(2,023,500)	(74,001)
2011	(949,000)	(1,314,000)	—
2012	(777,750)	(1,317,600)	—
2013	(748,250)	(730,000)	—
2014	(365,000)	—	—

We periodically enter into interest rate swap agreements to mitigate our floating rate interest exposure. As of June 30, 2009 we have swaps with a notional value between $25.0 million and $150.0 million, which, in aggregate, exchange $575.0 million of our floating rate obligation to a fixed rate obligation.

11. Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.

In April 2009, we issued 3,500,000 Class D units valued at $49.7 million. The Class D units were issued to DCP LP Holdings, LP and DCP Midstream GP, LP in consideration for an additional 25.1% interest in East Texas and the NGL Hedge. The Class D units represent limited partnership interests in the partnership.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of June 30, 2009. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Class D Units — The Class D Units will be eligible to receive distributions of Available Cash in August 2009, including the payment of the second quarter distribution. The Class D Units otherwise generally have the same rights as the Partnership’s outstanding Common Units and will convert into the Partnership’s Common Units on a one for one basis on August 17, 2009.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2009 and 2008:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2009	$0.600	$20.1
February 13, 2009	0.600	20.1
November 14, 2008	0.600	20.1
August 14, 2008	0.600	20.1
May 15, 2008	0.590	19.6
February 14, 2008	0.570	15.7

12. Net Income or Loss per Limited Partner Unit

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

These required disclosures do not impact our overall net income or loss, or other financial results; however, in periods in which aggregate net income exceeds our Available Cash it will have the impact of reducing net income per LPU. During the three and six months ended June 30, 2009 and 2008, no additional earnings were allocated to the general partner.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Basic and diluted net income or loss per LPU is calculated by dividing limited partners’ interest in net income or loss, less pro forma additional earnings allocated to the general as described above, by the weighted-average number of outstanding LPUs during the period.

The following table illustrates our calculation of net income (loss) per LPU:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Net loss attributable to partners	$(42.1)	$(153.1)	$(21.0)	$(153.0)
Net (income) loss attributable to predecessor operations	—	(6.2)	1.0	(12.8)

Net loss attributable to the partnership	(42.1)	(159.3)	(20.0)	(165.8)
General partner interest in net income or net loss	(2.7)	(0.7)	(5.9)	(3.4)

Net loss available to limited partners	$(44.8)	$(160.0)	$(25.9)	$(169.2)

Net loss per LPU — basic and diluted	$(1.41)	$(5.67)	$(0.86)	$(6.36)

13. Commitments and Contingent Liabilities

Litigation — We are a party to various legal proceedings, as well as administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of these matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our condensed consolidated results of operations, financial position, or cash flows. See Note 17 in Item 8 of our 2008 Form 10-K for additional details.

Anderson Gulch — In February 2009, the Colorado Department of Public Health and Environment, or CDPHE, issued a Notice of Violation that alleges violations of the environmental permit at our Anderson Gulch gas plant in 2008. The Anderson Gulch gas plant is owned by Collbran Valley Gas Gathering, LLC, our 70% owned joint venture in western Colorado. We have negotiated a resolution of this matter with the CDPHE for approximately $186,000, which will consist of a monetary penalty and an agreement to perform a supplemental environmental project.

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream, LLC in December 2005. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas and will continue to defend ourselves vigorously against this claim. El Paso has filed an additional lawsuit in Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the asset. We intend to file motions to remove us from the Louisiana matter. As a result of the jury verdict, we recorded a contingent liability of $2.5 million in the fourth quarter of 2008 for this matter, which is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2009 and in other current liabilities in the condensed consolidated balance sheets as of December 31, 2008.

Indemnification — DCP Midstream, LLC has indemnified us for certain potential environmental claims, losses and expenses associated with the operation of the assets of certain of our predecessors. See the “Indemnification” section of Note 5 in Item 8 of our 2008 Form 10-K for additional details.

Insurance — We renewed our insurance policies in June and July 2009 for the 2009-2010 insurance year. Previously, we carried insurance jointly with DCP Midstream, LLC. Following our 2009 renewals, we now contract with a third party insurer separately from DCP Midstream for: (1) statutory workers’ compensation insurance; (2) automobile liability insurance for all owned, non-owned and hired vehicles; (3) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (4) property insurance, which covers replacement value of all real and personal property and

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

includes business interruption/extra expense. However, we are still jointly insured with DCP Midstream, LLC for directors and officers insurance covering our directors and officers for acts related to our business activities. As a result of separating this insurance, we have reduced the excess liability and property limits to match the type and size of assets covered by this insurance. These changes have not resulted in any material change to the premiums we will pay in the 2009-2010 insurance year. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

Discovery’s previous property insurance policy expired in June 2009. Our insurance on Discovery for the 2009-2010 insurance year covers onshore and offshore property, onshore named windstorm and onshore business interruption insurance. The availability of named windstorm insurance has been significantly reduced as a result of higher industry-wide damage claims in past years. Additionally, the named windstorm insurance that is available comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Consequently, Discovery elected to not purchase offshore named windstorm insurance coverage for the 2009-2010 insurance year.

14. Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of (1) our Northern Louisiana system; (2) our Southern Oklahoma system; (3) our 40% limited liability company interest in Discovery; (4) our Colorado and Wyoming systems; (5) our East Texas system; and (6) our Michigan systems (acquired in October 2008).

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended June 30, 2009

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$103.3	$46.9	$1.8	$—	$152.0

Gross margin (a)	$(3.4)	$5.8	$1.3	$—	$3.7
Operating and maintenance expense	(14.5)	(2.4)	(0.2)	—	(17.1)
Depreciation and amortization expense	(15.4)	(0.4)	(0.4)	(0.1)	(16.3)
General and administrative expense	—	—	—	(7.1)	(7.1)
Earnings from equity method investments	3.3	—	0.4	—	3.7
Interest income	—	—	—	0.1	0.1
Interest expense	—	—	—	(7.0)	(7.0)
Income tax expense (b)	—	—	—	—	—

Net (loss) income	(30.0)	3.0	1.1	(14.1)	(40.0)
Net income attributable to noncontrolling interests	(2.1)	—	—	—	(2.1)

Net (loss) income attributable to partners	$(32.1)	$3.0	$1.1	$(14.1)	$(42.1)

Non-cash derivative mark-to-market (c)	$(54.0)	$(0.1)	$—	$(0.1)	$(54.2)

Capital expenditures	$62.1	$0.3	$—	$—	$62.4

Three Months Ended June 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$247.3	$94.3	$2.7	$—	$344.3

Gross margin (a)	$(106.4)	$2.4	$1.9	$—	$(102.1)
Operating and maintenance expense	(16.4)	(2.7)	(0.2)	—	(19.3)
Depreciation and amortization expense	(12.4)	(0.3)	(0.3)	—	(13.0)
General and administrative expense	—	—	—	(7.8)	(7.8)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	6.9	—	0.2	—	7.1
Interest income	—	—	—	2.0	2.0
Interest expense	—	—	—	(7.9)	(7.9)
Income tax expense (b)	—	—	—	(0.3)	(0.3)

Net (loss) income	(128.3)	0.9	1.6	(14.0)	(139.8)
Net income attributable to noncontrolling interests	(13.3)	—	—	—	(13.3)

Net (loss) income attributable to partners	$(141.6)	$0.9	$1.6	$(14.0)	$(153.1)

Non-cash derivative mark-to-market (c)	$(170.2)	$(0.2)	$—	$0.1	$(170.3)

Capital expenditures	$14.4	$1.2	$0.1	$—	$15.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Six Months Ended June 30, 2009

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$253.1	$179.7	$3.6	$—	$436.4

Gross margin (a)	$37.0	$31.6	$2.6	$—	$71.2
Operating and maintenance expense	(27.7)	(5.1)	(0.5)	—	(33.3)
Depreciation and amortization expense	(29.3)	(0.7)	(0.8)	(0.1)	(30.9)
General and administrative expense	—	—	—	(15.7)	(15.7)
Earnings from equity method investments	1.8	—	0.8	—	2.6
Interest income	—	—	—	0.3	0.3
Interest expense	—	—	—	(14.3)	(14.3)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net (loss) income	(18.2)	25.8	2.1	(29.9)	(20.2)
Net income attributable to noncontrolling interests	(0.8)	—	—	—	(0.8)

Net (loss) income attributable to partners	$(19.0)	$25.8	$2.1	$(29.9)	$(21.0)

Non-cash derivative mark-to-market (c)	$(53.9)	$0.1	$—	$(0.2)	$(54.0)

Capital expenditures	$118.0	$0.4	$—	$—	$118.4

Six Months Ended June 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenues	$522.3	$296.0	$5.3	$—	$823.6

Gross margin (a)	$(68.8)	$11.0	$3.8	$—	$(54.0)
Operating and maintenance expense	(31.5)	(5.4)	(0.4)	—	(37.3)
Depreciation and amortization expense	(24.4)	(0.6)	(0.7)	—	(25.7)
General and administrative expense	—	—	—	(15.4)	(15.4)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	17.2	—	0.6	—	17.8
Interest income	—	—	—	3.7	3.7
Interest expense	—	—	—	(16.0)	(16.0)
Income tax expense (b)	—	—	—	(0.6)	(0.6)

Net (loss) income	(107.5)	6.5	3.3	(28.3)	(126.0)
Net income attributable to noncontrolling interests	(27.0)	—	—	—	(27.0)

Net (loss) income attributable to partners	$(134.5)	$6.5	$3.3	$(28.3)	$(153.0)

Non-cash derivative mark-to-market (c)	$(201.2)	$2.5	$—	$(0.2)	$(198.9)

Capital expenditures	$29.0	$2.0	$0.2	$—	$31.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	June 30, 2009	December 31, 2008
	(Millions)
Segment long-term assets:
Natural Gas Services	$1,141.9	$1,045.9
Wholesale Propane Logistics	54.0	54.3
NGL Logistics	33.3	33.8
Other (d)	40.3	70.3

Total long-term assets	1,269.5	1,204.3
Current assets	121.9	215.4

Total assets	$1,391.4	$1,419.7

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

15. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2009	2008
	(Millions)
Cash paid for interest, net of amounts capitalized	$6.2	$14.3

Non-cash investing and financing activities:
Non-cash increase (decrease) in property, plant and equipment	$2.4	$(7.8)

16. Subsequent Events

We have evaluated subsequent events occurring through August 10, 2009, the date the financial statements were issued.

On July 28, 2009, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on August 14, 2009 to unitholders of record on August 7, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2008 Form 10-K. In April 2009, we acquired an additional 25.1% interest in DCP East Texas Holdings, LLC, or East Texas, and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, in a transaction among entities under common control. Accordingly, our financial information includes the historical results of East Texas for all periods presented. The NGL Hedge was entered into on the date of the transaction. Accordingly, our financial information include the results of the NGL Hedge prospectively from April 1, 2009. We refer to the assets, liabilities and operations of East Texas, prior to our acquisition of an additional 25.1% from DCP Midstream, LLC in April 2009, collectively as our “predecessor.” Prior to this transaction we owned a 25.0% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% interest in East Texas, and account for East Texas as a consolidated subsidiary.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•

our Natural Gas Services segment, which consists of (1) our Northern Louisiana system; (2) our Southern Oklahoma system; (3) our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; (4) our Colorado and Wyoming systems; (5) our East Texas system; and (6) our Michigan systems (acquired in October 2008);

•

our Wholesale Propane Logistics segment, which consists of five owned and operated rail terminals, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals; and

•	our NGL Logistics segment, which consists of our Seabreeze and Wilbreeze NGL transportation pipelines, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline.

Recent Events

On July 28, 2009, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on August 14, 2009 to unitholders of record on August 7, 2009.

In May 2009, service was initiated on our new 30-mile, 20-inch gathering pipeline for our East Texas system, with a designed capacity of 175 MMcf/d. The pipeline is currently flowing approximately 30 MMcf/d that was previously flowing to another party.

On April 1, 2009, we completed our acquisition from DCP Midstream, LLC of an additional 25.1% ownership interest in East Texas in exchange for 3,500,000 Class D Units. The Class D units will convert into common units in August 2009 and will be eligible to receive distributions including the second quarter distribution payable in August 2009. DCP Midstream, LLC also provided a fixed price NGL derivative by NGL component for the period of April 2009 to March 2010 for the newly acquired interest. In conjunction with the acquisition of our additional 25.1% interest in East Texas, DCP Midstream, LLC will continue to be responsible for 75% of certain East Texas capital expenditures from April 1, 2009 through completion of the capital projects, for a period not to exceed three years. Subsequent to this transaction we will consolidate our 50.1% interest in East Texas and we will consequently no longer account for East Texas as an equity method investment. As a result of this transaction, DCP Midstream, LLC owns an approximately 37% limited partnership interest and an approximately 1% general partnership interest in us.

In May 2009, Chevron announced that they commenced production at Tahiti, one of the largest oil and gas fields in the Gulf of Mexico, and expect gas flow of approximately 70 MMcf/d by the end of the year. The Tahiti asset has increased our volumes at Discovery, and is currently flowing at approximately 60 MMcf/d. In addition, we received a distribution from Discovery of $2.4 million for the second quarter of 2009 in June, which reflects a change in Discovery’s LLC Agreement to make cash distributions for a given quarter in the same quarter.

We are actively pursuing full reimbursement of our costs and lost margin associated with a fire at our East Texas natural gas processing complex and residue gas delivery system known as the Carthage Hub from the responsible third party.

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

Additionally, our results of operations for our Natural Gas Services segment are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, except in recent periods, when NGL pricing has been at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term, the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary.

While pricing impacts the Natural Gas Services segment, we have mitigated a significant portion of the anticipated commodity price risk associated with the equity volumes from our gathering and processing activities, for both our consolidated entities and our proportionate share of exposure from our equity method investment, through 2014 with fixed price natural gas crude oil and NGL swaps. With these swaps, we expect our cash flow exposure to commodity price movements to be reduced. We mark these derivative instruments to market through current period earnings based upon their fair value. While the swaps may mitigate the variability of our future cash flows resulting from changes in commodity prices, the mark-to-market method of accounting significantly increases the volatility of our net income because we recognize, in current period operating revenues, all non-cash gains and losses from the changes in the fair value of these derivatives. We primarily use crude oil and NGL swaps to mitigate our NGL and condensate commodity price risk. As a result, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. We also continue to have price risk exposure related to the portion of our equity volumes that are not covered by these derivatives and we have financial risk exposure to the extent our actual equity volumes differ from our projections. For additional information regarding our derivative activities, please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Based on historical trends, however, we generally expect NGL prices to follow changes in crude oil prices over the long term, which we believe will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather, and the domestic production and drilling activity level of exploration and production companies. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also further reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall below demand levels.

In April 2009, we completed the acquisition of an additional 25.1% interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008, which excluded the impact of this transaction.

Additionally, note that while we utilize commodity derivative instruments to help stabilize distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

Wholesale Propane Logistics Segment

Our results of operations for our Wholesale Propane Logistics segment are impacted by our ability to balance our purchases and sales of propane, which may increase our exposure to commodity price risk. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to these fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our inventory value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the Midwest and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in the current recessionary environment.

NGL Logistics Segment

Our results of operations for our NGL Logistics segment are impacted by the throughput volumes of the NGLs we transport on our NGL pipelines, as we transport NGLs exclusively on a fee basis. Throughput is impacted by natural gas volumes received by processing plants connected to our NGL pipelines and may also be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode. Factors that impact the supply of and demand for NGLs, as described above in our Natural Gas Services segment, may also impact the throughput for our NGL Logistics segment.

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

Natural Gas Supply and Outlook — In the near term, softening of natural gas prices, reduced demand for natural gas and NGLs, potential reduction in producer’s available capital and cash flows, and the downturn in the economy is causing a reduction in levels of drilling activity. The impact of these factors will vary across our broad geographic locations. Generally, we have seen a decrease in drilling levels in the first half of 2009. To date, we have experienced lower gas throughput volumes at certain of our natural gas assets. Throughput volumes could decline further should natural gas prices and reduced drilling levels remain at current levels. Our long-term view is that as economic conditions improve, natural gas prices will return to a level that would support the relatively higher levels of natural gas-related drilling experienced in past years in the United States, as producers seek to increase their level of natural gas production.

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

In addition to the above contract types, Discovery also generates equity earnings for our Natural Gas Services segment under keep-whole arrangements. Under the terms of a keep-whole processing contract, we gather natural gas from the producer for processing, sell the NGLs and return to the producer residue natural gas with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds the operating costs of Discovery. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our one primary supplier of natural gas in our Natural Gas Services segment represented approximately 16% of the 953 MMcf/d of natural gas supplied to our systems during the six months ended June 30, 2009. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received by or released from other gathering systems.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the Midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 97% of our propane supplied during the six months ended June 30, 2009. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

NGL Logistics Segment

Our pipelines provide transportation services for customers on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC that require DCP Midstream, LLC to pay us to transport NGLs pursuant to a fee-based rate that is applied to the volumes transported. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines; rather, the shipper retains title and the associated commodity price risk. For the Seabreeze and Wilbreeze pipelines, we are responsible for any line loss or gain in NGLs. DCP Midstream, LLC provides 100% of volumes transported on the Seabreeze and Wilbreeze pipelines. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; and (5) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, adjusted EBITDA and distributable cash flow measurements are not accounting principles generally accepted in the United States of America, or GAAP, financial measures. We provide reconciliations of certain non-GAAP measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

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

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of net loss attributable to partners to gross margin:
Net loss attributable to partners	$(42.1)	$(153.1)	$(21.0)	$(153.0)
Interest expense	7.0	7.9	14.3	16.0
Income tax expense	—	0.3	0.1	0.6
Operating and maintenance expense	17.1	19.3	33.3	37.3
Depreciation and amortization expense	16.3	13.0	30.9	25.7
General and administrative expense	7.1	7.8	15.7	15.4
Other	—	(1.5)	—	(1.5)
Interest income	(0.1)	(2.0)	(0.3)	(3.7)
Earnings from equity method investments	(3.7)	(7.1)	(2.6)	(17.8)
Net income attributable to noncontrolling interests	2.1	13.3	0.8	27.0

Gross margin	$3.7	$(102.1)	$71.2	$(54.0)

Non-cash derivative mark-to-market (a)	$(54.2)	$(170.3)	$(54.0)	$(198.9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of segment net income (loss) attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net loss attributable to partners	$(32.1)	$(141.6)	$(19.0)	$(134.5)
Operating and maintenance expense	14.5	16.4	27.7	31.5
Depreciation and amortization expense	15.4	12.4	29.3	24.4
Earnings from equity method investment	(3.3)	(6.9)	(1.8)	(17.2)
Net income attributable to noncontrolling interests	2.1	13.3	0.8	27.0

Segment gross margin	$(3.4)	$(106.4)	$37.0	$(68.8)

Non-cash derivative mark-to-market (a)	$(54.0)	$(170.2)	$(53.9)	$(201.2)

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$3.0	$0.9	$25.8	$6.5
Operating and maintenance expense	2.4	2.7	5.1	5.4
Depreciation and amortization expense	0.4	0.3	0.7	0.6
Other	—	(1.5)	—	(1.5)

Segment gross margin	$5.8	$2.4	$31.6	$11.0

Non-cash derivative mark-to-market (a)	$(0.1)	$(0.2)	$0.1	$2.5

NGL Logistics segment:
Segment net income attributable to partners	$1.1	$1.6	$2.1	$3.3
Operating and maintenance expense	0.2	0.2	0.5	0.4
Depreciation and amortization expense	0.4	0.3	0.8	0.7
Earnings from equity method investment	(0.4)	(0.2)	(0.8)	(0.6)

Segment gross margin	$1.3	$1.9	$2.6	$3.8

(a)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

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

A substantial amount of our general and administrative expense is incurred from DCP Midstream, LLC. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. The fees under the Omnibus Agreement increased $0.4 million per year effective October 1, 2008, in connection with the Michigan acquisition. Under the Omnibus Agreement, DCP Midstream, LLC provided parental guarantees, which currently total $43.0 million, to certain counterparties to our commodity derivative instruments. We anticipate incurring a total of $9.7 million for all fees under the Omnibus Agreement in 2009. During the three months ended June 30, 2009 and 2008, we incurred $2.4 million and $2.5 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $2.7 million and $2.3 million, respectively. During the six months ended June 30, 2009 and 2008, we incurred $4.8 million and $4.9 million, respectively, for all fees under the Omnibus Agreement and incurred other fees to DCP Midstream, LLC of $5.6 million and $5.0 million, respectively.

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

The Omnibus Agreement was not amended following our acquisition of an additional 25.1% interest in East Texas on April 1, 2009. East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the three months ended June 30, 2009 and 2008 East Texas incurred $2.2 million and $2.1 million, respectively, for general and administrative expenses from DCP Midstream, LLC. During the six months ended June 30, 2009 and 2008 East Texas incurred $4.4 million and $4.1 million, respectively, for general and administrative expenses from DCP Midstream, LLC.

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

Discovery pays fees to Williams, for direct general and administrative costs incurred on their behalf. These fees reduce the amount of cash available from Discovery for distribution to us.

Adjusted EBITDA and Distributable Cash Flow — We define adjusted EBITDA as net income or loss attributable to partners less interest income, noncontrolling interest in depreciation and income tax expense and non-cash commodity derivative gains, plus interest expense, income tax expense, depreciation and amortization expense and non-cash commodity derivative losses. Adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

Our adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2008 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the six months ended June 30, 2009 are the same as those described in our 2008 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2009 and 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2009 vs. 2008		Variance Six Months 2009 vs. 2008
	2009 (a)	2008 (b)	2009 (a)(b)	2008 (b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services (c)	$103.3	$247.3	$253.1	$522.3	$(144.0)	(58)%	$(269.2)	(52)%
Wholesale Propane Logistics	46.9	94.3	179.7	296.0	(47.4)	(50)%	(116.3)	(39)%
NGL Logistics	1.8	2.7	3.6	5.3	(0.9)	(33)%	(1.7)	(32)%

Total operating revenues	152.0	344.3	436.4	823.6	(192.3)	(56)%	(387.2)	(47)%

Gross margin (d):
Natural Gas Services	(3.4)	(106.4)	37.0	(68.8)	103.0	97%	105.8	*
Wholesale Propane Logistics	5.8	2.4	31.6	11.0	3.4	142%	20.6	187%
NGL Logistics	1.3	1.9	2.6	3.8	(0.6)	(32)%	(1.2)	(32)%

Total gross margin	3.7	(102.1)	71.2	(54.0)	105.8	*	125.2	*
Operating and maintenance expense	(17.1)	(19.3)	(33.3)	(37.3)	(2.2)	(11)%	(4.0)	(11)%
Depreciation and amortization expense	(16.3)	(13.0)	(30.9)	(25.7)	3.3	25%	5.2	20%
General and administrative expense	(7.1)	(7.8)	(15.7)	(15.4)	(0.7)	(9)%	0.3	2%
Other	—	1.5	—	1.5	(1.5)	(100)%	(1.5)	(100)%
Earnings from equity method investments (d)	3.7	7.1	2.6	17.8	(3.4)	(48)%	(15.2)	(85)%
Interest income	0.1	2.0	0.3	3.7	(1.9)	(95)%	(3.4)	(92)%
Interest expense	(7.0)	(7.9)	(14.3)	(16.0)	(0.9)	(11)%	(1.7)	(11)%
Income tax expense	—	(0.3)	(0.1)	(0.6)	(0.3)	(100)%	(0.5)	(83)%
Net income attributable to noncontrolling interests	(2.1)	(13.3)	(0.8)	(27.0)	(11.2)	(84)%	(26.2)	(97)%

Net loss attributable to partners	$(42.1)	$(153.1)	$(21.0)	$(153.0)	$111.0	73%	$132.0	86%

Operating data:
Natural gas throughput (MMcf/d) (e)	1,108	980	1,051	980	128	13%	71	7%
NGL gross production (Bbls/d) (e)	28,584	30,659	25,208	31,702	(2,075)	(7)%	(6,494)	(20)%
Propane sales volume (Bbls/d)	13,912	14,442	25,502	24,178	(530)	(4)%	1,324	5%
NGL pipelines throughput (Bbls/d) (e)	26,850	34,286	25,409	33,081	(7,436)	(22)%	(7,672)	(23)%

*	Percentage change is not meaningful.
(a)	Includes the results of MPP since October 1, 2008, the date of acquisition.
(b)	In April 2009, we completed the acquisition of an additional 25.1% interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008, which excluded the impact of this transaction.

Additionally, note that while we utilize commodity derivative instruments to help stabilize distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

Our gross margin for our Natural Gas Services segment changed from a loss of $146.2 million and $148.7 million as previously reported in 2008, to a loss of $106.4 million and $68.8 million as currently reported, for the three and six months ended June 30, 2008, respectively.

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010.
(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.
(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, East Texas, Black Lake and Discovery and our proportionate earnings of Black Lake and Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$48.5 million decrease primarily attributable to lower propane prices, for our Wholesale Propane Logistics segment;

•

$288.0 million decrease primarily attributable to decreased commodity prices and a decrease in transport volumes, partially offset by a January 1, 2009 amendment to a contract with an affiliate such that our sales to the affiliate are no longer associated with our purchases from the affiliate, which resulted in a prospective change in certain Pelico revenues from a net presentation to a gross presentation, for our Natural Gas Services segment; and

•	$0.7 million decrease due to decreased throughput volumes, as well as a decline in volumes from connected plants for our NGL Logistics segment; partially offset by

•	$141.5 million increase related to commodity derivative activity, resulting from the following:

•

a loss of $45.9 million in 2009 and a loss of $187.3 million in 2008, resulting in a decrease in losses of $141.4 million, which is included in losses from commodity derivative activity. This decrease in losses includes a decrease in unrealized losses of $116.2 million due to forward prices of commodities generally being lower in 2009 compared to 2008 and an increase in realized cash settlement gains of $25.2 million due to average prices of commodities generally being lower in 2009 compared to 2008; and

•	a $0.1 million decrease in unrealized loss, which is included in sales of natural gas, NGLs and condensate; and

•	$3.4 million increase in transportation processing and other revenue, primarily attributable to the MPP acquisition in our Natural Gas Services segment.

Gross Margin — Gross margin increased in 2009 compared to 2008, primarily due to the following:

•

$103.0 million increase for our Natural Gas Services segment primarily due to increases related to commodity derivative activity and the MPP acquisition, partially offset by the impact of decreased commodity prices and lower natural gas, NGL and condensate production as well as lower processing margins; and

•	$3.4 million increase for our Wholesale Propane Logistics segment as a result of increased per unit margins; partially offset by

•	$0.6 million decrease for our NGL Logistics segment, primarily attributable to decreased throughput, as well as a decline in volumes from connected plants.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the MPP acquisition in our Natural Gas Services segment.

General and Administrative Expense — General and administrative expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by the MPP acquisition.

Earnings from Equity Method Investments — Earnings from equity method investments decreased in 2009 compared to 2008, primarily due to decreased equity earnings from Discovery of $3.6 million.

Noncontrolling Interest in Income — Noncontrolling interest in income represents the noncontrolling interest holders’ portion of the net income of East Texas, our Collbran Valley Gas Gathering system joint venture, and in 2009 the noncontrolling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition during 2008.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas expansion project.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$459.3 million decrease primarily attributable to decreased commodity prices and a decrease in transport volumes, partially offset by a January 1, 2009 amendment to a contract with an affiliate such that our sales to the affiliate are no longer associated with our purchases from the affiliate, which resulted in a prospective change in certain Pelico revenues from a net presentation to a gross presentation, for our Natural Gas Services segment; and

•	$116.4 million decrease primarily attributable to lower propane prices, partially offset by increased sales volumes driven by an increase in spot sales, for our Wholesale Propane Logistics segment;

•

$1.3 million decrease due to decreased throughput volumes resulting from ethane rejection at certain connected processing plants during the first quarter and lower commodity prices in our NGL Logistics segment; partially offset by

•	$185.3 million increase related to commodity derivative activity, resulting from the following:

•

a loss of $38.9 million in 2009 and a loss of $224.4 million in 2008, resulting in a decrease in losses of $185.5 million, which is included in losses from commodity derivative activity. This decrease in losses includes a decrease in unrealized gains of $145.0 million due to forward prices of commodities generally being lower in 2009 compared to 2008 and an increase in realized cash settlement gains of $40.5 million due to average prices of commodities generally being lower in 2009 compared to 2008; partially offset by

•	a $0.2 million increase in unrealized loss, which is included in sales of natural gas, NGLs and condensate; and

•	$4.5 million increase in transportation processing and other revenue, primarily attributable to the MPP acquisition in our Natural Gas Services segment.

Gross Margin — Gross margin increased in 2009 compared to 2008, primarily due to the following:

•

$105.8 million increase for our Natural Gas Services segment primarily due to increases related to commodity derivative activity and the MPP acquisition, partially offset by the impact of decreased commodity prices and lower natural gas, NGL and condensate production as well as lower processing margins; and

•

$20.6 million increase for our Wholesale Propane Logistics segment as a result of increased per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008, as well as increased volumes; partially offset by

•

$1.2 million decrease for our NGL Logistics segment, primarily attributable to decreased throughput volumes resulting from ethane rejection at certain connected processing plants during the first quarter, as well as a decline in volumes from connected plants and lower commodity prices.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the MPP acquisition in our Natural Gas Services segment.

General and Administrative Expense — General and administrative expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition, partially offset by our cost reduction initiatives.

Earnings from Equity Method Investments — Earnings from equity method investments decreased in 2009 compared to 2008, primarily due to the impact of hurricanes and lower per unit margins on Discovery. Settlements related to our commodity derivatives on our equity method investments are included in segment gross margin.

Noncontrolling Interest in Income — Noncontrolling interest in income represents the noncontrolling interest holders’ portion of the net income or loss of our East Texas, Collbran Valley Gas Gathering system joint venture and in 2009 the noncontrolling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas expansion project.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Colorado and Wyoming systems, our East Texas systems, and our Michigan systems acquired in October 2008.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2009 vs. 2008		Variance Six Months 2009 vs. 2008

					Increase (Decrease)		Increase (Decrease)
	2009 (a)	2008 (b)	2009 (a)(b)	2008 (b)		Percent		Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$126.5	$414.4	$250.2	$709.7	$(287.9)	(69)%	$(459.5)	(65)%
Transportation, processing and other	22.6	18.1	41.7	35.9	4.5	25%	5.8	16%
Losses from commodity derivative activity (c)	(45.8)	(185.2)	(38.8)	(223.3)	(139.4)	(75)%	(184.5)	(83)%

Total operating revenues	103.3	247.3	253.1	522.3	(144.0)	(58)%	(269.2)	(52)%
Purchases of natural gas and NGLs	106.7	353.7	216.1	591.1	(247.0)	(70)%	(375.0)	(63)%

Segment gross margin (d)	(3.4)	(106.4)	37.0	(68.8)	103.0	97%	105.8	*
Operating and maintenance expense	(14.5)	(16.4)	(27.7)	(31.5)	(1.9)	(12)%	(3.8)	(12)%
Depreciation and amortization expense	(15.4)	(12.4)	(29.3)	(24.4)	3.0	24%	4.9	20%
Earnings from equity method investment (e)	3.3	6.9	1.8	17.2	(3.6)	(52)%	(15.4)	(90)%

Segment net loss	(30.0)	(128.3)	(18.2)	(107.5)	98.3	77%	89.3	83%
Segment net income attributable to noncontrolling interests	(2.1)	(13.3)	(0.8)	(27.0)	(11.2)	(84)%	(26.2)	(97)%

Segment net loss attributable to partners	$(32.1)	$(141.6)	$(19.0)	$(134.5)	$109.5	77%	$115.5	86%

Operating data:
Natural gas throughput (MMcf/d) (d)	1,108	980	1,051	980	128	13%	71	7%
NGL gross production (Bbls/d) (d)	28,584	30,659	25,208	31,702	(2,075)	(7)%	(6,494)	(20)%

*	Percentage change is not meaningful.
(a)	Includes the results of MPP since October 1, 2008, the date of acquisition.
(b)	In April 2009, we completed the acquisition of an additional 25.1% interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008, which excluded the impact of this transaction.

Additionally, note that while we utilize commodity derivative instruments to help stabilize distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

Our gross margin for our Natural Gas Services segment changed from a loss of $146.2 million and $148.7 million as previously reported in 2008, to a loss of $106.4 million and $68.8 million as currently reported, for the three and six months ended June 30, 2008, respectively.

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010.
(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.
(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson East Texas and Discovery and our proportionate share of the earnings of Discovery for each period presented. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$233.5 million decrease attributable to decreased commodity prices;

•

$54.5 million decrease, primarily due to a decrease in transport volumes and, partially offset by a January 1, 2009 amendment to a contract with an affiliate such that certain Pelico revenues changed from a net presentation to a gross presentation; partially offset by

•	$139.5 million increase related to commodity derivative activity, resulting from the following:

•

a loss of $45.8 million in 2009 and a loss of $185.2 million in 2008, resulting in a decrease in losses of $139.4 million, which is included in losses from commodity derivative activity. This decrease in losses includes a decrease in unrealized losses of $116.1 million due to forward prices of commodities generally being lower in 2009 compared to 2008, and an increase in realized cash settlement gains of $23.3 million due to average prices of commodities generally being lower in 2009 compared to 2008; and

•	a $0.1 million decrease in unrealized loss, which is included in sales of natural gas, NGLs and condensate;

•	$4.5 million increase in transportation, processing and other revenue, primarily as a result of the MPP acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2009 compared to 2008, primarily due to lower costs of natural gas supply, driven by lower commodity prices, partially offset by an amendment to a contract with an affiliate, which resulted in a prospective change in certain Pelico purchases from a net presentation to a gross presentation.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of the following:

•	$139.5 million increase related to commodity derivative activity, as discussed in the Operating Revenues section above; and

•	$5.0 million increase primarily as a result of the MPP acquisition; partially offset by

•	$34.1 million decrease due to lower commodity prices; and

•	$7.4 million decrease due to lower natural gas volumes and NGL production, as well as lower processing margins.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas expansion project.

Earnings from Equity Method Investment — Earnings from equity method investment decreased in 2009 compared to 2008, primarily due to the impact of lower per-unit margins on Discovery. Settlements related to our commodity derivatives on our equity method investment are included in segment gross margin. Decreased equity earnings were primarily as a result of the following variances, representing 100% of the earnings drivers for Discovery: a decrease in Discovery’s net income of $7.6 million, due primarily to $12.0 million lower NGL sales margins resulting from lower average per-unit margins on higher volumes. These decreases were partially offset by $2.0 million lower depreciation and accretion expense and $1.8 million lower operating and maintenance expense.

Noncontrolling Interest in Income — Noncontrolling interest in income represents the noncontrolling interest holders’ portion of the net income of our East Texas, Collbran Valley Gas Gathering system joint venture and in 2009 the noncontrolling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition.

Natural gas transported, processed and/or treated increased in 2009 compared to 2008, due primarily to increased volumes from the MPP acquisition, partially offset by decreased volumes across our Northern Louisiana system, as well as at East Texas and Discovery. NGL production decreased in 2009 compared to 2008, due primarily to decreased NGL production at East Texas.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$369.2 million decrease attributable to decreased commodity prices;

•

$90.1 million decrease in transport volumes, partially offset by a January 1, 2009 amendment to a contract with an affiliate such that certain Pelico revenues changed from a net presentation to a gross presentation; partially offset by

•	$184.3 million increase related to commodity derivative activity, resulting from the following:

•

a loss of $38.8 million in 2009 and a loss of $223.3 million in 2008, resulting in a decrease in losses of $184.5 million, which is included in losses from commodity derivative activity. This increase includes a decrease in unrealized losses of $147.4 million due to forward prices of commodities generally being lower in 2009 compared to 2008, and an increase in realized cash settlement gains of $37.1 million due to average prices of commodities generally being lower in 2009 compared to 2008; partially offset by

•	a $0.2 million increase in unrealized loss, which is included in sales of natural gas, NGLs and condensate;

•	$5.8 million increase in transportation, processing and other revenue, primarily as a result of the MPP acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2009 compared to 2008, primarily due to lower costs of natural gas supply, driven by lower commodity prices, partially offset by an amendment to a contract with an affiliate, which resulted in a prospective change in certain Pelico purchases from a net presentation to a gross presentation.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of the following:

•	$184.3 million increase related to commodity derivative activity, as discussed in the Operating Revenues section above; and

•	$9.9 million increase primarily as a result of the MPP acquisition, partially offset by lower processing margins; partially offset by

•	$60.6 million decrease due to lower commodity prices; and

•	$27.8 million decrease due to lower natural gas volumes and NGL production, as well as lower processing margins.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas expansion project.

Earnings from Equity Method Investment — Earnings from equity method investment decreased in 2009 compared to 2008, primarily due to the impact of lower per-unit margins and hurricanes on Discovery. Settlements related to our commodity derivatives on our equity method investment are included in segment gross margin. Decreased equity earnings were primarily as a result of the following variances, representing 100% of the earnings drivers for Discovery: a decrease in Discovery’s net income of $35.7 million due primarily to $35.0 million lower NGL sales margins resulting from lower average per-unit margins and lower volumes on NGL equity sales, combined with $5.2 million unfavorable other income/expense – net. These decreases were partially offset by $5.1 million lower depreciation and accretion expense.

Noncontrolling Interest in Income — Noncontrolling interest in income represents the noncontrolling interest holders’ portion of the net income or loss of our East Texas, Collbran Valley Gas Gathering system joint venture and in 2009 the noncontrolling interest holders’ portion of the net income of Jackson Pipeline Company, acquired in the MPP acquisition.

Natural gas transported, processed and/or treated increased in 2009 compared to 2008, due primarily to increased volumes from the MPP acquisition, partially offset by decreased volumes across our Northern Louisiana system and East Texas. NGL production decreased in 2009 compared to 2008, due primarily to decreased NGL production at East Texas and Discovery. Decreased production at East Texas was primarily as a result of production being temporarily shut in following a fire resulting from a third party underground pipeline rupture, during the first quarter of 2009.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes five owned and operated rail terminals, one leased marine terminal, one pipeline terminal, and access to several open-access pipeline terminals:

	Three Months Ended		Six Months Ended		Variance Three Months 2009 vs. 2008		Variance Six Months 2009 vs. 2008
	June 30,		June 30,		Increase		Increase
	2009	2008	2009	2008	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$46.8	$95.3	$179.6	$296.0	$(48.5)	(51)%	$(116.4)	(39)%
Other	0.2	1.1	0.2	1.1	(0.9)	(82)%	(0.9)	(82)%
Losses from commodity derivative activity	(0.1)	(2.1)	(0.1)	(1.1)	(2.0)	(95)%	(1.0)	(91)%

Total operating revenues	46.9	94.3	179.7	296.0	(47.4)	(50)%	(116.3)	(39)%
Purchases of propane	41.1	91.9	148.1	285.0	(50.8)	(55)%	(136.9)	(48)%

Segment gross margin (a)	5.8	2.4	31.6	11.0	3.4	142%	20.6	187%
Operating and maintenance expense	(2.4)	(2.7)	(5.1)	(5.4)	(0.3)	(11)%	(0.3)	(6)%
Depreciation and amortization expense	(0.4)	(0.3)	(0.7)	(0.6)	0.1	33%	0.1	17%
Other	—	1.5	—	1.5	(1.5)	(100)%	(1.5)	(100)%

Segment net income attributable to partners	$3.0	$0.9	$25.8	$6.5	$2.1	233%	$19.3	297%

Operating data:
Propane sales volume (Bbls/d)	13,912	14,442	25,502	24,178	(530)	(4)%	1,324	5%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$45.0 million decrease attributable to lower propane prices;

•	$3.5 million decrease attributable to decreased sales volumes; and

•	$0.9 million decrease attributable to other fee revenue; partially offset by

•

$2.0 million increase related to commodity derivative activity, which represents a decrease in unrealized losses of $0.1 million recognized in 2008, and a decrease in realized cash settlement losses of $1.9 million recognized in 2008.

Purchases of Propane — Purchases of propane decreased in 2009 compared to 2008, primarily due to decreased per unit prices.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of increased per unit margins and decreased losses related to commodity derivative activity.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$132.7 million decrease attributable to lower propane prices;

•	$0.9 million decrease attributable to other fee revenue; partially offset by

•	$16.3 million increase attributable to increased propane sales volumes, driven by an increase in spot sales during the first quarter;

•

$1.0 million increase related to commodity derivative activity, which represents decreased realized cash settlement losses of $3.4 million, partially offset by a decrease in unrealized gains of $2.4 million.

Purchases of Propane — Purchases of propane decreased in 2009 compared to 2008, primarily due to decreased per unit prices, partially offset by increased purchase volumes.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of increased per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008, as well as increased volumes and decreases in losses related to commodity derivative activity.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake:

	Three Months Ended		Six Months Ended		Variance Three Months 2009 vs. 2008		Variance Six Months 2009 vs. 2008
	June 30,		June 30,		Increase		Increase
	2009	2008	2009	2008	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$0.4	$1.1	$1.0	$2.3	$(0.7)	(64)%	$(1.3)	(57)%
Transportation, processing and other	1.4	1.6	2.6	3.0	(0.2)	(13)%	(0.4)	(13)%

Total operating revenues	1.8	2.7	3.6	5.3	(0.9)	(33)%	(1.7)	(32)%
Purchases of NGLs	0.5	0.8	1.0	1.5	(0.3)	(38)%	(0.5)	(33)%

Segment gross margin (a)	1.3	1.9	2.6	3.8	(0.6)	(32)%	(1.2)	(32)%
Operating and maintenance expense	(0.2)	(0.2)	(0.5)	(0.4)	—	—%	0.1	25%
Depreciation and amortization expense	(0.4)	(0.3)	(0.8)	(0.7)	0.1	33%	0.1	14%
Earnings from equity method investment (b)	0.4	0.2	0.8	0.6	0.2	100%	0.2	33%

Segment net income attributable to partners	$1.1	$1.6	$2.1	$3.3	$(0.5)	(31)%	$(1.2)	(36)%

Operating data:
NGL pipelines throughput (Bbls/d) (b)	26,850	34,286	25,409	33,081	(7,436)	(22)%	(7,672)	(23)%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “How We Evaluate Our Operations” above.
(b)	Includes our proportionate share of the throughput volumes and earnings of Black Lake and the amortization of the net difference between the carrying amount of Black Lake and the underlying equity of Black Lake, for each period presented.

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to decreased throughput, as well as a decline in volumes from connected plants.

Purchases of NGLs — Purchases of NGLs decreased in 2009 compared to 2008, due primarily to decreased throughput volumes and lower commodity prices.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily die to decreased throughput volumes, as well as a decline in volumes from connected plants.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to decreased throughput volumes resulting from ethane rejection at certain connected processing plants during the first quarter of 2009 and lower commodity prices, as well as a decline in volumes from connected plants.

Purchases of NGLs — Purchases of NGLs decreased in 2009 compared to 2008, due primarily to decreased throughput volumes resulting from ethane rejection at certain connected processing plants during the first quarter of 2009 and lower commodity prices.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily due to decreased throughput volumes resulting from ethane rejection at certain connected processing plants during the first quarter of 2009 and lower commodity prices, as well as a decline in volumes from connected plants.

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

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a significant portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2014 with fixed price natural gas, crude oil and NGL swaps. For additional information regarding our derivative activities, please read “Item7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Our banking group is comprised of various financial institutions, of which certain institutions have recently merged. We do not expect the aggregate contractual financial commitment of these institutions to us to change during the remaining life of our existing credit agreement as a result of these mergers.

We have a 5-year credit agreement, or the Credit Agreement, consisting of a $789.6 million revolving credit facility and a $35.0 million term loan facility at June 30, 2009. These amounts are net of non-participation by Lehman Brothers Commercial Bank. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of August 3, 2009, we had approximately $221.3 million of borrowing capacity under the Credit Agreement.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of August 3, 2009 DCP Midstream, LLC had issued and outstanding parental guarantees totaling $83.0 million to certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream LLC a fee of 0.5% per annum on $40.0 million of these parental guarantees. The fee on the remaining parental guarantees of $43.0 million, which were provided prior to our initial public offering, is covered under the omnibus agreement with DCP Midstream, LLC. As of August 3, 2009 we had a letter of credit of $10.0 million, on which we pay a fee of 0.8% per annum. These parental guarantees and letter of credit reduce the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of August 3, 2009, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

As of June 30, 2009, we had $4.6 million in cash and cash equivalents. Of this balance, as of June 30, 2009, $3.4 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes.

We had a working capital deficit of $8.6 million and working capital of $52.2 million as of June 30, 2009 and December 31, 2008, respectively. Excluding derivative working capital liabilities of $19.8 million and $2.3 million, working capital would be $11.2 million and $54.5 million as of June 30, 2009 and December 31, 2008, respectively. The changes in working capital are primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2009	2008
	(Millions)
Net cash provided by operating activities	$51.3	$70.8
Net cash used in investing activities	$(99.0)	$(164.0)
Net cash (used in) provided by financing activities	$(9.6)	$90.3

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

We received net cash for settlements of our commodity derivative instruments during the six months ended June 30, 2009 totaling $14.4 million, approximately $3.9 million of which was associated with rebalancing our portfolio. We paid net cash for settlements of our commodity derivative instruments during the six months ended June 30, 2008 totaling $26.1 million.

We received cash distributions from equity method investments of $3.0 million and $21.8 million during the six months ended June 30, 2009 and 2008, respectively. Distributions exceeded earnings by $0.4 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2009 was comprised of: (1) capital expenditures of $118.4 million (our portion of which was $51.4 million and the noncontrolling interest holders’ portion was $67.0 million), which primarily consisted of expenditures for installation of compression and expansion of our East Texas system, our Collbran system, and the completion of pipeline integrity system upgrades to our Douglas system; (2) investments in Discovery of $5.8 million; and (3) a net payment of $0.1 million related to our acquisition of MPP partially offset by (4) net proceeds from sale of available-for-sale securities of $25.0 million; and (5) proceeds from sale of assets of $0.3 million.

Net cash used in investing activities during the six months ended June 30, 2008, was primarily used for: (1) capital expenditures of $31.2 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; (2) a payment of $10.9 million related to our acquisition of the MEG subsidiaries; (3) investments in Discovery of $1.9 million; and (4) net purchases of available-for-sale securities of $120.0 million.

We invested cash in equity method investments of $5.8 million and $1.9 million during the six months ended June 30, 2009 and 2008, respectively, of which $1.6 million and $1.9 million, respectively, was to fund our share of capital expansion projects, and $4.2 million in 2009 was to fund repairs to Discovery following damage caused by Hurricane Ike in 2008.

Net Cash (Used in) Provided by Financing Activities — Net cash used in financing activities during the six months ended June 30, 2009 was comprised of (1) repayments of debt of $86.8 million; (2) distributions to our unitholders and general partner of $40.2 million; and (3) distributions to noncontrolling interests of $4.9 million; partially offset by (4) borrowings of $68.3 million; (5) contributions from non controlling interests of $50.3 million; (6) net changes in advances to predecessor from DCP Midstream, LLC of $3.0 million; and (7) contributions from DCP Midstream, LLC of $0.7 million.

Net cash provided by financing activities during the six months ended June 30, 2008 was comprised of (1) borrowings of $432.0 million; (2) net proceeds from sales of common limited partner units of $132.1 million; (3) contributions from noncontrolling interests of $9.3 million; (4) contributions from DCP Midstream, LLC of $1.9 million, partially offset by; (5) repayments of debt of $402.0 million; (6) distributions to our unitholders and general partner of $35.8 million; (7) distributions to noncontrolling interests of $34.6 million; and (8) net changes in advances from DCP Midstream, LLC relating to our predecessor of $12.6 million.

During the six months ended June 30, 2009, total outstanding indebtedness under our $824.6 million credit agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $638.3 million and did not exceed $656.8 million. The weighted average indebtedness outstanding for the six months ended June 30, 2009 was $650.5 million.

During the six months ended June 30, 2009 we borrowed (1) $43.3 million under our revolving credit facility for general working capital purposes; and (2) $25.0 million under our revolving credit facility to fund partial repayment of our term loan facility; and we repaid $61.8 million under our revolving credit facility and $25.0 million on our term loan facility.

During the six months ended June 30, 2008, we borrowed (1) $252.0 million under our revolving credit facility for general corporate purposes; (2) $30.0 million under our revolving credit facility to fund a partial retirement of our term loan facility; and (3) $150.0 million under our term loan facility; and we repaid $372.0 million on our revolving credit facility and $30.0 million on our term loan facility.

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

We incur capital expenditures for our consolidated entities and our equity method investments. Of the total $118.4 million of capital expenditures for the six months ended June 30, 2009, $51.4 million represents our portion and $67.0 million represents the noncontrolling interest holders’ portion. We paid a total of $51.4 million and $17.1 million for our portion of capital expenditures during the six months ended June 30, 2009 and 2008, respectively. This was made up of our portion of expansion capital expenditures of $42.5 million and $13.9 million, and our portion of maintenance capital expenditures of $8.9 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. The amounts we paid for our portion, combined with amounts paid from noncontrolling interests (including DCP Midstream, LLC), amount to our consolidated capital expenditures of $118.4 million and $31.2 million during the six months ended June 30, 2009 and 2008, respectively. These amounts do not reflect capital expenditures for our equity method investments.

We anticipate our portion of maintenance capital expenditures will be approximately $7.0 million and our portion of expansion capital expenditures will be approximately $30.0 million for the remainder of 2009. The board of directors may approve additional growth capital during the year, at their discretion.

Collbran Valley Gas Gathering, LLC, or Collbran, completed the construction of approximately 20 miles of 24-inch diameter gathering pipeline, and is currently setting compression and liquids handling facilities to support its Colorado system, located in the Collbran Valley area of the Piceance Basin in western Colorado. We are the operator and 70% owner of Collbran. We have invested approximately $5.6 million in 2008 and $27.0 million on this project during the six months ended June 30, 2009.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas to construct a gathering pipeline to support the East Texas system. In May 2009, service was initiated on the pipeline. Our net investment is approximately $12.9 million, which represents 25% of the total cost of the project. Of this total, we spent approximately $1.3 million in 2008 and $10.6 million during the six months ended June 30, 2009.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $40.2 million during the six months ended June 30, 2009, as compared to $35.3 million for the same period in 2008. We intend to make quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — We have a 5-year credit agreement, or the Credit Agreement, consisting of a $789.6 million revolving credit facility and a $35.0 million term loan facility at June 30, 2009. The Credit Agreement matures on June 21, 2012. As of June 30, 2009, the outstanding balance on the revolving credit facility was $603.0 million and the outstanding balance on the term loan facility was $35.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition or construction of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At June 30, 2009 and December 31, 2008, we had outstanding letters of credit issued under the Credit Agreement of $0.3 million.

As of June 30, 2009, the interest rate on our term loan facility was 0.42% and the weighted-average interest rate on our revolving credit facility was 1.03% per annum.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of June 30, 2009, is as follows:

	Payments Due by Period
	Total	Remainder of 2009	2010-2011	2012-2013	2014 and Thereafter
	(Millions)
Long-term debt (a)	$716.5	$13.5	$52.2	$650.8	$—
Operating lease obligations	47.6	6.7	22.3	14.9	3.7
Purchase obligations (b)	664.3	92.7	246.3	212.3	113.0
Other long-term liabilities (c)	9.0	—	0.9	0.1	8.0

Total	$1,437.4	$112.9	$321.7	$878.1	$124.7

(a)	Includes interest payments on long-term debt that has been hedged, because the interest rate is determinable. Interest payments on long-term debt, which has not been hedged, are not included as they are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Purchase obligations include $10.9 million of purchase orders for capital expenditures and $653.4 million of various non-cancelable commitments to purchase physical quantities of commodities in future periods. For contracts where the price paid is based on an index, the amount is based on the forward market prices at June 30, 2009. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c)	Other long-term liabilities include $8.2 million of asset retirement obligations and $0.8 million of environmental reserves recognized in the June 30, 2009 condensed consolidated balance sheet.

Our off-balance obligations consist solely of our operating lease obligations.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162,” or SFAS 168 — In June 2009, the FASB issued SFAS 168, which establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative U.S. Generally Accepted Accounting Principles, or GAAP. The Codification supersedes all existing non-SEC accounting and reporting standards. This SFAS becomes effective for us for annual and interim periods beginning after September 15, 2009 and will have no affect on our condensed consolidated results of operations, cash flows and financial position as a result of adoption.

SFAS No. 167 “Amendments to FASB Interpretation No. 46(R),” or SFAS 167 — In June 2009, the FASB issued SFAS 167, which requires entities to perform additional analysis of their variable interest entities and consolidation methods. This SFAS becomes effective for us on January 1, 2010 and we are in the process of assessing the impact of this guidance on our condensed consolidated results of operations, cash flows and financial position.

SFAS No. 165 “Subsequent Events,” or SFAS 165 — In May 2009, the FASB issued SFAS 165, which sets forth the recognition and disclosure requirements for events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted SFAS 165 effective June 30, 2009, and there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption. All appropriate disclosure of subsequent events is made within “Part 1, Notes to the Condensed Consolidated Financial Statements” in this Quarterly Report on form 10-Q.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” or SFAS 161 — In March 2008, the FASB issued SFAS 161, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009, and have included all required disclosures in this filing. SFAS 161 impacts only disclosures so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51,” or SFAS 160 — In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted SFAS 160 effective January 1, 2009, which required retrospective restatement of our condensed consolidated financial statements for all periods presented in this filing. As a result of adoption, we have reclassified our noncontrolling interest on our condensed consolidated balance sheets, from a component of liabilities to a component of equity and have also reclassified net income attributable to noncontrolling interest on our condensed consolidated statements of operations, to below net income for all periods presented. Furthermore, we have displayed the portion of other comprehensive income that is attributable to the noncontrolling interest within our condensed consolidated statements of comprehensive income. We also added a rollforward of the noncontrolling interest within our condensed consolidated statements of changes in partners’ equity and will present this financial statement on a quarterly basis.

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

SFAS No. 157 “Fair Value Measurements,” or SFAS 157 — In September 2006, the FASB issued SFAS 157, which we adopted on January 1, 2008 for all financial assets and liabilities. Pursuant to FASB Staff Position, or FSP, 157-2, the FASB issued a partial deferral, ending on December 31, 2008, of the implementation of SFAS 157 as it relates to all nonfinancial assets and liabilities where fair value is the required measurement attribute by other accounting standards. Effective January 1, 2009, we adopted SFAS 157 for all nonfinancial assets and liabilities. There was no effect on our condensed consolidated results of operations, cash flows, or financial position, and we have included all required disclosures as a result of the adoption of this standard relative to nonfinancial assets and liabilities. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is different than would have been calculated prior to the adoption of SFAS 157.

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

FSP No. SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4 — In April 2009, the FASB issued FSP 157-4, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this FSP does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. Certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

FSP No. SFAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP 141(R)-1 — In April 2009, the FASB issued FSP 141(R)-1, which provides additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of SFAS No. 5 “Accounting for Contingencies,” or SFAS 5. This FSP emphasizes the guidance set forth in SFAS 141(R) that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to SFAS 5. This FSP becomes effective for us for business combinations with closing dates subsequent to January 1, 2009. During the first two quarters of 2009 we did not have any transactions that were accounted for as business combinations. We will account for any business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

FSP No. SFAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” — This FSP was issued in April 2009, and requires disclosure of summarized financial information for financial instruments accounted for under SFAS No. 107 “Disclosures about Fair Value of Financial Instruments,” or SFAS 107. We have instruments that are subject to the fair value disclosure requirements of SFAS 107, and are subject to the revised disclosure provisions of this FSP. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

FSP No. SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” — This FSP was issued in April 2009, and amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We have adopted this FSP as of June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

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

EITF 07-4 “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” or EITF 07-4 — In March 2008, the EITF issued EITF 07-4. This issue seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights in accordance with FASB Statement No. 128 and its related interpretations. We adopted EITF 07-4 effective January 1, 2009. As a result of adopting EITF 07-4, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. EITF 07-4 is applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net loss per LPU increased from $(5.66) per unit to $(5.67) per unit and from $(6.33) per unit to $(6.36) per unit for the three and six months ended June 30, 2008, respectively.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At June 30, 2009, the effective weighted-average interest rate on our $603.0 million of outstanding revolver debt was 4.47%, taking into account the $575.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $63.0 million as of June 30, 2009, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.3 million annualized increase or decrease in interest expense.

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

Commodity Cash Flow Protection Activities — We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity instruments such as fixed price natural gas, crude oil and NGL contracts to mitigate the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.

We enter into derivative financial instruments to mitigate the risk of weakening natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. Historically, there has been a relationship between NGL prices and crude oil prices and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate NGL price risk. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk through 2014.

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

The following table sets forth our commodity derivative instruments as of August 3, 2009:

Period	Commodity	Notional Volume	Reference Price	Swap Price Range
July 2009 — December 2009	Natural Gas	2,000 MMBtu/d	Texas Gas Transmission Price (a)	$9.20/MMBtu
July 2009 — December 2009	Natural Gas	1,500 MMBtu/d	NYMEX Final Settlement Price (b)	$8.22/MMBtu
January 2010 — December 2013	Natural Gas	1,000 MMBtu/d	NYMEX Final Settlement Price (b)	$8.22/MMBtu
July 2009 — December 2010	Natural Gas	1,634 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (e)	$3.94/MMBtu
January 2011 — December 2012	Natural Gas	500/ MMBtu/d	IFERC Monthly Index Prices for Colorado Interstate Gas Pipeline (e)	$5.89/MMBtu
January 2010 — December 2010	Natural Gas	1,900 MMBtu/d	Texas Gas Transmission Price (a)	$6.41 -$9.20/MMBtu
January 2011 — December 2012	Natural Gas	1,100 MMBtu/d	Texas Gas Transmission Price (a)	$6.41 - $6.80/MMBtu
July 2009 — December 2009	Natural Gas Basis	1,500 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (c)	NYMEX less $0.68/MMBtu
January 2010 — December 2013	Natural Gas Basis	1,000 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (c)	NYMEX less $0.68/MMBtu
July 2009 — December 2009	Crude Oil	2,450 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$63.05 - $86.95/Bbl
January 2010 — December 2010	Crude Oil	2,415 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$63.05 - $87.25/Bbl
April 2010 — December 2011	Crude Oil	250 Bbls/d	Asian-pricing of NYMBEX crude oil futures (d)	$56.75 - $59.30/Bbl
January 2011 — December 2011	Crude Oil	2,350 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$66.72 - $87.25/Bbl
January 2012 — December 2012	Crude Oil	2,125 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$66.72 - $90.00/Bbl
January 2013 — December 2013	Crude Oil	2,050 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$67.60 - $83.00/Bbl
January 2014 — December 2014	Crude Oil	1,000 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$74.90 - $84.70/Bbl
July 2009 — March 2010	NGLs	839 Bbls/d	Mt. Belvieu Non-TET (f)	$0.66 - $1.63/Gal

(a)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(b)	NYMEX final settlement price for natural gas futures contracts (NG).
(c)	The Inside FERC monthly published index price for Panhandle Eastern Pipe Line (Texas, Oklahoma – mainline) less the NYMEX final settlement price for natural gas futures contracts.
(d)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(e)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(f)	The average monthly OPIS price for Mt. Belvieu Non-TET.

We utilize crude oil and NGL derivatives to mitigate a significant portion of our commodity price exposure for propane and heavier NGLs. Due to current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have provided an additional sensitivity factor to capture movements up or down in this relationship. We have combined the NGL and crude oil sensitivities into one factor, and added our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes. Given our current contract mix and the commodity derivative contracts we have in place, we have updated our annualized sensitivities for 2009 as shown in the table below, which excludes the impact from mark-to-market on our commodity derivatives.

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

We estimate the following non-cash sensitivities in 2009 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income)
			(Millions)
Natural gas prices	$1.00	MMBtu	$4.5
Crude oil prices	$5.00	Barrel	$20.7
NGL prices	$0.10	Gallon	$1.0

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, except in recent periods, when NGL pricing has been at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term, the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2014. Given the historical relationship between NGL prices and crude oil prices and lack of liquidity in the NGL financial market, we have generally used crude oil swaps to mitigate NGL price risk. As a result of the current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have additional exposure to changes in the relationship.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Except for the two matters noted below, the information required for this item is provided in Note 17, “Commitments and Contingent Liabilities,” included in Item 8 of our 2008 Form 10-K, which information is incorporated by reference into this item.

Anderson Gulch — In February 2009, the Colorado Department of Public Health and Environment, or CDPHE, issued a Notice of Violation that alleges violations of the environmental permit at our Anderson Gulch gas plant in 2008. The Anderson Gulch gas plant is owned by Collbran Valley Gas Gathering, LLC, our 70% owned joint venture in western Colorado. We have negotiated a resolution of this matter with the CDPHE for approximately $186,000, which will consist of a monetary penalty and an agreement to perform a supplemental environmental project.

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P. and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream, LLC in December 2005. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas and will continue to defend ourselves vigorously against this claim. El Paso has filed an additional lawsuit in Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the asset. We intend to file motions to remove us from the Louisiana matter. As a result of the jury verdict we recorded a contingent liability of $2.5 million in the fourth quarter of 2008 for this matter, which is included in other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2009 and in other current liabilities in the condensed consolidated balance sheets as of December 31, 2008.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2008 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our condensed consolidated results of operations, financial condition and cash flows.

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

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are natural gas prices and the deterioration generally of the credit and financial markets. Natural gas prices are lower in recent periods when compared to historical periods. For example, the rolling twelve-month average New York Mercantile Exchange, or NYMEX, daily settlement price of natural gas futures contracts per MMBtu was $5.10 as of June 30, 2009, $4.83 as of March 31, 2009 and was $6.21, $7.96 and $7.23 as of December 31, 2008, 2007 and 2006, respectively. During periods of natural gas price decline, in particular in periods when capital markets are experiencing severe strain as in the current economy, the level of drilling activity could decrease. Suppliers which finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity may not be able or willing to do so under current market conditions, which continue to demonstrate a decline from prior periods in credit availability and a reduction in equity values. When combined with a reduction of cash flow resulting from recent declines in natural gas prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems.

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

We may incur significant costs in the future associated with proposed climate change legislation.

The United States Congress and some states where we have operations are currently considering legislation related to greenhouse gas emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. The United States Congress is currently considering a number of bills that would compel carbon dioxide emission reductions. Some of these proposals include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. The current proposal in the United States Congress places the entire burden of obtaining allowances for the carbon content of natural gas liquids, or NGLs, on the midstream natural gas industry. To the extent legislation is enacted that regulates greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) operate and maintain our facilities; (iii) install new emission controls; and (iv) manage a greenhouse gas emissions program. If such legislation becomes law in the United States or any states we have operations and we are unable to pass these costs through as part of our services, it could have an adverse affect on our business and cash available for distributions.

Item 6.	Exhibits

Exhibits

Exhibit Number	Description
3.1 *	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2 *	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3 *	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4 *	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5 *	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.6 *	Partnership Agreement Amendment, dated April 1, 2009, entered into by DCP Midstream GP, LP (attached as Exhibit 3.1 to DCP Midstream Partners LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009)

10.1 *	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2 *	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3 *	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.4 *

Natural Gas Gathering Agreement, dated June 1, 1987, as amended, between DEFS Assets Holding, LP, successor to the interest of Cornerstone Natural Gas Company and ConocoPhillips, successor to the interest of Phillips Petroleum Company (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

10.5 *	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.6 *	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

10.7 *	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.8 *	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.9 *	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wachovia Bank, National Association and Wachovia Capital Markets, LLC (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10 *	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11 *	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.12 *	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.13 *	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.14 *	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.15 *	Common Unit Purchase Agreement, dated June 19, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.16 *	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.17 *	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 27, 2007).

10.18 *	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.19 *	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.20 *	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.21 *	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.22 *	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.23 *	Agreement of Purchase and Sale dated October 1, 2008, by and among Ganesh Energy, LLC, Gas Processing & Pipeline, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on October 7, 2008).

10.24 *	Seventh Amendment to Omnibus Agreement, dated October 1, 2008, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC and DCP Midstream Operating , LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on October 7, 2008).

10.25 *	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.26 *	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Balance Sheet of DCP Midstream GP, LP as of June 30, 2009.

99.2	Condensed Consolidated Balance Sheet of DCP Midstream, LLC as of June 30, 2009.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 10, 2009.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
Name:	Mark A. Borer
Title:	Chief Executive Officer

By:	/s/ Angela A. Minas
Name:	Angela A. Minas
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1 *	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2 *	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3 *	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4 *	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5 *	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.6 *	Partnership Agreement Amendment, dated April 1, 2009, entered into by DCP Midstream GP, LP (attached as Exhibit 3.1 to DCP Midstream Partners LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009)

10.1 *	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2 *	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3 *	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.4 *

Natural Gas Gathering Agreement, dated June 1, 1987, as amended, between DEFS Assets Holding, LP, successor to the interest of Cornerstone Natural Gas Company and ConocoPhillips, successor to the interest of Phillips Petroleum Company (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

10.5 *	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.6 *	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

10.7 *	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.8 *	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.9 *	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wachovia Bank, National Association and Wachovia Capital Markets, LLC (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10 *	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11 *	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.12 *	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.13 *	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.14 *	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.15 *	Common Unit Purchase Agreement, dated June 19, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.16 *	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.17 *	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 27, 2007).

10.18 *	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.19 *	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.20 *	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.21 *	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.22 *	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.23 *	Agreement of Purchase and Sale dated October 1, 2008, by and among Ganesh Energy, LLC, Gas Processing & Pipeline, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on October 7, 2008).

10.24 *	Seventh Amendment to Omnibus Agreement, dated October 1, 2008, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC and DCP Midstream Operating , LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on October 7, 2008).

10.25 *	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.26 *	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Consolidated Balance Sheet of DCP Midstream GP, LP as of June 30, 2009.

99.2	Condensed Consolidated Balance Sheet of DCP Midstream, LLC as of June 30, 2009.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.