Form 10-Q
period 2009-09-30
DCP Midstream Partners, LP
filed 2009-11-06
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, there were outstanding 31,733,183 common limited partner units.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008, as well as the following risks and uncertainties:

•

the extent of changes in commodity prices, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$12.9	$61.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.6 million and $1.0 million, respectively	38.1	58.8
Affiliates	49.5	57.5
Inventories	25.3	20.9
Unrealized gains on derivative instruments	10.7	15.4
Other	2.2	0.9

Total current assets	138.7	215.4
Restricted investments	10.0	60.2
Property, plant and equipment, net	976.0	882.7
Goodwill	89.1	88.8
Intangible assets, net	45.3	47.7
Equity method investments	117.8	111.5
Unrealized gains on derivative instruments	2.1	8.6
Other long-term assets	4.6	4.8

Total assets	$1,383.6	$1,419.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$51.5	$71.6
Affiliates	34.2	36.0
Unrealized losses on derivative instruments	34.3	17.7
Accrued interest payable	0.7	1.3
Other	31.0	36.6

Total current liabilities	151.7	163.2
Long-term debt	613.0	656.5
Unrealized losses on derivative instruments	40.6	26.0
Other long-term liabilities	14.1	11.2

Total liabilities	819.4	856.9

Commitments and contingent liabilities

Equity:
Predecessor equity	—	66.0
Common unitholders (31,733,183 and 24,661,754 units issued and outstanding, respectively)	376.4	429.0
Subordinated unitholders (0 and 3,571,429 convertible units issued and outstanding, respectively)	—	(54.6)
General partner interest	(5.7)	(4.8)
Accumulated other comprehensive loss	(33.9)	(40.5)

Total partners’ equity	336.8	395.1
Noncontrolling interests	227.4	167.7

Total equity	564.2	562.8

Total liabilities and equity	$1,383.6	$1,419.7

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$65.6	$186.7	$294.6	$719.0
Sales of natural gas, propane, NGLs and condensate to affiliates	112.5	203.0	314.3	678.7
Transportation, processing and other	20.2	16.1	57.6	38.5
Transportation, processing and other to affiliates	4.0	4.2	11.1	21.8
Gains (losses) from commodity derivative activity, net	4.4	143.6	(31.9)	(79.1)
Losses from commodity derivative activity, net — affiliates	(1.0)	(1.5)	(3.6)	(3.2)

Total operating revenues	205.7	552.1	642.1	1,375.7

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	112.4	287.6	360.8	1,034.4
Purchases of natural gas, propane and NGLs from affiliates	38.9	63.2	155.7	194.0
Operating and maintenance expense	19.0	19.8	52.3	57.1
Depreciation and amortization expense	16.4	13.0	47.3	38.7
General and administrative expense	2.9	3.4	8.1	8.9
General and administrative expense — affiliates	5.0	5.1	15.5	15.0
Other, net	—	—	—	(1.5)

Total operating costs and expenses	194.6	392.1	639.7	1,346.6

Operating income	11.1	160.0	2.4	29.1
Interest income	—	1.8	0.3	5.5
Interest expense	(7.1)	(8.3)	(21.4)	(24.3)
Earnings from equity method investments	8.4	6.4	11.0	24.2

Income (loss) before income taxes	12.4	159.9	(7.7)	34.5
Income tax expense	—	(0.1)	(0.1)	(0.7)

Net income (loss)	12.4	159.8	(7.8)	33.8
Net income attributable to noncontrolling interests	(2.5)	(5.0)	(3.3)	(32.0)

Net income (loss) attributable to partners	9.9	154.8	(11.1)	1.8
Net (income) loss attributable to predecessor operations	—	(2.1)	1.0	(14.9)
General partner interest in net income or net loss	(3.4)	(4.9)	(9.3)	(8.3)

Net income (loss) allocable to limited partners	$6.5	$147.8	$(19.4)	$(21.4)

Net income (loss) per limited partner unit — basic and diluted	$0.21	$5.24	$(0.63)	$(0.79)

Weighted-average limited partner units outstanding — basic and diluted	31.7	28.2	30.6	27.1

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)
Net income (loss)	$12.4	$159.8	$(7.8)	$33.8

Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	5.4	2.3	14.6	5.0
Net unrealized losses on cash flow hedges	(8.3)	(4.4)	(8.0)	(5.5)

Total other comprehensive (loss) income	(2.9)	(2.1)	6.6	(0.5)

Total comprehensive income (loss)	9.5	157.7	(1.2)	33.3
Total comprehensive income attributable to noncontrolling interests	(2.5)	(5.0)	(3.3)	(32.0)

Total comprehensive income (loss) attributable to partners	$7.0	$152.7	$(4.5)	$1.3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Millions)
OPERATING ACTIVITIES:
Net (loss) income	$(7.8)	$33.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47.3	38.7
Earnings from equity method investments, net of distributions	(0.5)	6.6
Other, net	(0.4)	(0.8)

Change in operating assets and liabilities, which provided (used) cash: net of effects of acquisition:
Accounts receivable	27.9	63.1
Inventories	(4.4)	5.5
Net unrealized losses on derivative instruments	53.7	44.6
Accounts payable	(22.8)	(89.7)
Accrued interest	(0.6)	—
Other current assets and liabilities	2.1	19.4
Other long-term assets and liabilities	0.6	(0.2)

Net cash provided by operating activities	95.1	121.0

INVESTING ACTIVITIES:
Capital expenditures	(143.0)	(44.3)
Acquisition of DCP East Texas Holdings, LLC – purchase price adjustment	0.7	—
Acquisition of Michigan Pipeline & Processing, LLC	(0.1)	—
Acquisition of subsidiaries of Momentum Energy Group, Inc	—	(10.9)
Investments in equity method investments	(5.8)	(1.9)
Proceeds from sale of assets	0.3	2.5
Purchases of available-for-sale securities	(1.1)	(532.2)
Proceeds from sales of available-for-sale securities	51.1	410.9

Net cash used in investing activities	(97.9)	(175.9)

FINANCING ACTIVITIES:
Proceeds from debt	113.7	432.0
Payments of debt	(157.2)	(407.0)
Proceeds from issuance of common units, net of offering costs	—	132.1
Net change in advances to predecessor from DCP Midstream, LLC	3.0	(14.6)
Distributions to unitholders and general partner	(62.8)	(55.8)
Distributions to noncontrolling interests	(15.4)	(41.2)
Contributions from noncontrolling interests	71.8	12.9
Contributions from DCP Midstream, LLC	0.7	1.9

Net cash (used in) provided by financing activities	(46.2)	60.3

Net change in cash and cash equivalents	(49.0)	5.4
Cash and cash equivalents, beginning of period	61.9	29.3

Cash and cash equivalents, end of period	$12.9	$34.7

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	Class D Unitholders	Subordinated Unitholders	General Partner Interest	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2009	$66.0	$429.0	$—	$(54.6)	$(4.8)	$(40.5)	$167.7	$562.8
Net change in parent advances	3.0	—	—	—	—	—	—	3.0
Conversion of subordinated units to common units	—	(52.1)	—	52.1	—	—	—	—
Distributions to unitholders and general partner	—	(48.7)	(2.1)	(2.1)	(9.9)	—	—	(62.8)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15.4)	(15.4)
Contributions from DCP Midstream, LLC	—	0.7	—	—	—	—	—	0.7
Contributions from noncontrolling interests	—	—	—	—	—	—	71.8	71.8
Issuance of 3,500,000 Class D units	—	—	49.7	—	—	—	—	49.7
Conversion of Class D units to common units	—	66.8	(66.8)	—	—	—	—	—
Acquisition of additional 25.1% interest in East Texas and the NGL Hedge	(68.0)	—	4.6	—	—	—	—	(63.4)
Deficit purchase price over acquired assets	—	—	19.0	—	—	—	—	19.0

Comprehensive (loss) income:
Net loss attributable to predecessor operations	(1.0)	—	—	—	—	—	—	(1.0)
Net (loss) income	—	(19.3)	(4.4)	4.6	9.0	—	3.3	(6.8)
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—	14.6	—	14.6
Net unrealized losses on cash flow hedges	—	—	—	—	—	(8.0)	—	(8.0)

Total comprehensive (loss) income	(1.0)	(19.3)	(4.4)	4.6	9.0	6.6	3.3	(1.2)

Balance, September 30, 2009	$—	$376.4	$—	$—	$(5.7)	$(33.9)	$227.4	$564.2

Balance, January 1, 2008	$64.0	$308.8	$—	$(120.1)	$(5.4)	$(14.9)	$155.1	$387.5
Net change in parent advances	(14.6)	—	—	—	—	—	—	(14.6)
Conversion of subordinated units to common units	—	(66.4)	—	66.4	—	—	—	—
Distributions to unitholders and general partner	—	(39.1)	—	(8.3)	(8.1)	—	—	(55.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	(41.2)	(41.2)
Contributions from DCP Midstream, LLC	—	1.8	—	—	—	—	—	1.8
Contributions from noncontrolling interests	—	—	—	—	—	—	12.9	12.9
Equity-based compensation	—	0.2	—	—	—	—	—	0.2
Issuance of 4,250,000 common units	—	132.1	—	—	—	—	—	132.1

Comprehensive income (loss):
Net income attributable to predecessor operations	14.9	—	—	—	—	—	—	14.9
Net (loss) income	—	(12.9)	—	(7.3)	7.1	—	32.0	18.9
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—	5.0	—	5.0
Net unrealized losses on cash flow hedges	—	—	—	—	—	(5.5)	—	(5.5)

Total comprehensive income (loss)	14.9	(12.9)	—	(7.3)	7.1	(0.5)	32.0	33.3

Balance, September 30, 2008	$64.3	$324.5	$—	$(69.3)	$(6.4)	$(15.4)	$158.8	$456.5

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

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 70% interest in our Colorado system; our 50.1% interest in our East Texas system (25.1% of which was acquired in April 2009); our Michigan systems (acquired in October 2008); our wholesale propane logistics business; and our NGL transportation pipelines.

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We refer to the assets, liabilities and operations of DCP East Texas Holdings, LLC, or East Texas, prior to our acquisition of an additional 25.1% membership interest from DCP Midstream, LLC in April 2009, collectively as our “predecessor.” The condensed consolidated financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

2. Summary of Significant Accounting Policies

Noncontrolling Interest — Noncontrolling interest represents (1) DCP Midstream, LLC’s ownership interest in the net assets of East Texas; (2) the noncontrolling interest holders’ ownership interest in the net assets of Collbran Valley Gas Gathering, LLC, or Collbran, a joint venture acquired in August 2007; and (3) the noncontrolling interest holders’ ownership interest in the net assets of Jackson Pipeline Company, a partnership we acquired in October 2008. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our consolidated balance sheet amounts shown as noncontrolling interest in equity. Distributions to and contributions from noncontrolling interests represent cash payments to and cash contributions from, respectively, such third party and affiliate investors.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On July 1, 2009, the FASB Accounting Standards Codification, or ASC, became the source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP, as noted in the discussion of Accounting Standards Update, or ASU, 2009-01 below. During the current quarter, the FASB issued several ASUs and ASC’s. The following outlines the ASUs and ASCs that are applicable to us and may have an impact on our condensed consolidated financial statements and related disclosures:

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 is effective for us on January 1, 2011 and we are in the process of assessing the impact of ASU 2009-13 on our condensed consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value,” or ASU 2009-05 — In August 2009, the FASB issued ASU 2009-05 which amended ASC Topic 820-10 “Fair Value Measurements and Disclosures—Overall” for the fair value measurement of liabilities. The amended provisions in this update are designed to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities, helping to improve the consistency in the application of Topic 820 “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for us on October 1, 2009.We have assessed the impact of ASU 2009-05 and there will be no impact on our condensed consolidated results of operations, cash flows or financial position. We will make the required disclosures in our December 31, 2009 financial statements.

ASU 2009-01 “Topic 105 — Generally Accepted Accounting Principles,” or ASU 2009-01 — In June 2009, the FASB issued ASU 2009-01, which amended ASC Topic 105 “Generally Accepted Accounting Principles,” or ASC 105 which establishes the FASB ASC as the source of authoritative GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards. We adopted the amended provisions of ASC 105 effective September 15, 2009, and have included all required disclosures in this filing. The amended provisions of ASC 105 impacts only disclosures so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 260 “Earnings per Share,” or ASC 260 — In March 2008, the FASB amended guidance relating to earnings per share. The amendment seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights. We adopted these amended provisions effective January 1, 2009. As a result of adopting the amended provisions, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. These amended provisions are applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net income per LPU increased from $2.97 per unit to $5.24 per unit and net loss increased from $(0.75) per unit to $(0.79) per unit for the three and nine months ended September 30, 2008, respectively.

ASC 320 “Investments — Debt and Equity Securities,” or ASC 320 — In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

ASC 323 “Investments — Equity Method and Joint Ventures,” or ASC 323 — In November 2008, the FASB amended guidance on equity method investments. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for; and d) how to account for a change in an investment from the equity method to the cost method. This amendment became effective for us on January 1, 2009, and although it has not impacted the manner in which we apply equity method accounting, this guidance will be considered on a prospective basis to transactions with equity method investees.

ASC 350 “Intangibles — Goodwill and Other,” or ASC 350, ASC 275 “Risks and Uncertainties,” or ASC 275 — In April 2008, the FASB amended guidance relating to intangible assets and risks and uncertainties, for factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. We adopted these amended provisions on January 1, 2009. As a result of acquisitions, we have intangible assets for customer contracts and related

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

relationships in our condensed consolidated balance sheets. Generally, costs to renew or extend such contracts are not significant, and are expensed to the condensed consolidated statements of operations as incurred. During the current quarter, there were no contracts that were recognized as intangible assets that were renewed or extended.

ASC 805 “Business Combinations,” or ASC 805 — In April 2009, the FASB amended guidance relating to business combinations, providing additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of other applicable GAAP. This amendment emphasizes that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to other applicable GAAP. This amendment was effective for us for business combinations with closing dates subsequent to January 1, 2009. During the first three quarters of 2009 we did not have any transactions that were accounted for as business combinations. We will account for any business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

In December 2007, the FASB amended guidance relating to business combinations, which requires the acquiring entity in a business combination subsequent to January 1, 2009 to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We adopted these amended provisions effective January 1, 2009, and will account for all transactions with closing dates subsequent to adoption in accordance with the revised provisions of this standard.

ASC 810 “Consolidation,” or ASC 810 — In December 2007, the FASB amended guidance relating to consolidation, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. These amended provisions also establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted these amended provisions effective January 1, 2009, which required retrospective restatement of our condensed consolidated financial statements for all periods presented in this filing. As a result of adoption, we have reclassified our noncontrolling interest on our condensed consolidated balance sheets, from a component of liabilities to a component of equity and have also reclassified net income attributable to noncontrolling interest on our condensed consolidated statements of operations, to below net income for all periods presented. Furthermore, we have displayed the portion of other comprehensive income that is attributable to the noncontrolling interest within our condensed consolidated statements of comprehensive income. We also added a rollforward of the noncontrolling interest within our condensed consolidated statements of changes in partners’ equity and will present this financial statement on a quarterly basis.

ASC 815 “Derivatives and Hedging,” or ASC 815 — In March 2008, the FASB amended guidance relating to derivatives and hedging to require disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted these amended provisions effective January 1, 2009, and have included all required disclosures in this filing. The amended provisions impact only disclosures, so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 — In April 2009, the FASB amended guidance relating to fair value measurements and disclosures, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this amendment does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. During 2009, certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

On January 1, 2008 we adopted the fair value measurement and disclosure requirements of ASC 820 for all financial assets and liabilities. Effective January 1, 2009, we adopted the fair value measurement and disclosure requirements for all nonfinancial assets and liabilities. There was no effect on our condensed consolidated results of operations, cash flows, or financial position,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

and we have included all required disclosures as a result of the adoption of these requirements relative to nonfinancial assets and liabilities. The provisions of these requirements will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is different than would have been calculated prior to the adoption of the fair value measurement and disclosure requirements.

ASC 825 “Financial Instruments,” or ASC 825 — In April 2009, the FASB amended guidance relating to financial instruments, requiring disclosure of summarized financial information for financial instruments. We have instruments that are subject to the fair value disclosure requirements of ASC 825, and are subject to the amended provisions of this guidance. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

ASC 855 “Subsequent Events,” or ASC 855 — In May 2009, the FASB amended guidance relating to subsequent events, which sets forth the recognition and disclosure requirements for events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted these amended provisions effective June 30, 2009, and there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption. All appropriate disclosure of subsequent events is made within the footnotes.

4. Acquisitions

Gathering Compression and Processing Assets

In April 2009, we acquired an additional 25.1% interest in East Texas and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, for aggregate consideration of 3,500,00 Class D units, valued at $49.7 million. This transaction was among entities under common control. Our East Texas system includes a natural gas processing complex, an NGL fractionator and a gathering system. Transfers of net assets or exchanges of units between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Accordingly, these condensed consolidated financial statements include the historical results of East Texas for all periods presented. The NGL Hedge was entered into on the date of the transaction. Accordingly these condensed consolidated financial statements include the results of the NGL Hedge prospectively from April 1, 2009. Prior to this transaction we owned a 25.0% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% interest in East Texas, and account for East Texas as a consolidated subsidiary. The $19.0 million deficit purchase price, including purchase price adjustments for working capital of $0.7 million in the third quarter of 2009, under the historical basis of the net acquired assets was recorded as an increase in partners’ equity, and the $49.7 million of Class D units issued as consideration for this transaction was recorded as an increase in partners’ equity. The Class D units converted into our common units on a one for one basis on August 17, 2009. The holders of the Class D units received the second quarter distribution paid on August 14, 2009.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables present the impact on the condensed consolidated statements of operations, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC, for the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2008

	DCP Midstream Partners, LP	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$271.2	$118.5	$—	$389.7
Transportation, processing and other	13.6	6.7	—	20.3
Gains from commodity derivative activity, net	142.0	0.1	—	142.1

Total operating revenues	426.8	125.3	—	552.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	249.4	101.4	—	350.8
Operating and maintenance expense	10.2	9.6	—	19.8
Depreciation and amortization expense	8.8	4.2	—	13.0
General and administrative expense and other	6.0	2.5	—	8.5

Total operating costs and expenses	274.4	117.7	—	392.1

Operating income	152.4	7.6	—	160.0
Interest expense, net	(6.6)	0.1	—	(6.5)
Earnings from equity method investments	8.1	—	(1.7)	6.4

Income before income taxes	153.9	7.7	(1.7)	159.9
Income tax expense	—	(0.1)	—	(0.1)

Net income	153.9	7.6	(1.7)	159.8
Net income attributable to noncontrolling interests	(1.2)	(3.8)	—	(5.0)

Net income attributable to partners	$152.7	$3.8	$(1.7)	$154.8

Nine Months Ended September 30, 2008

	DCP Midstream Partners, LP	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$952.4	$445.3	$—	$1,397.7
Transportation, processing and other	39.7	20.6	—	60.3
Losses from commodity derivative activity, net	(81.7)	(0.6)	—	(82.3)

Total operating revenues	910.4	465.3	—	1,375.7

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	866.9	361.5	—	1,228.4
Operating and maintenance expense	31.8	25.3	—	57.1
Depreciation and amortization expense	26.3	12.4	—	38.7
General and administrative expense and other	15.3	7.1	—	22.4

Total operating costs and expenses	940.3	406.3	—	1,346.6

Operating (loss) income	(29.9)	59.0	—	29.1
Interest expense, net	(19.2)	0.4	—	(18.8)
Earnings from equity method investments	38.7	—	(14.5)	24.2

(Loss) income before income taxes	(10.4)	59.4	(14.5)	34.5
Income tax expense	—	(0.7)	—	(0.7)

Net (loss) income	(10.4)	58.7	(14.5)	33.8
Net income attributable to noncontrolling interests	(2.7)	(29.3)	—	(32.0)

Net (loss) income attributable to partners	$(13.1)	$29.4	$(14.5)	$1.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(a)	Amounts as previously reported with 25% of East Texas’ results presented as earnings from equity method investments.

(b)	Adjustments to present East Texas on a consolidated basis at 100%, with noncontrolling interest of 49.9%.

(c)	Adjustments to remove East Texas equity earnings at 25%.

On October 1, 2008, we acquired Michigan Pipeline & Processing, LLC, or MPP. The results of MPP’s operations have been included in the condensed consolidated financial statements, within the Natural Gas Services segment, since that date. We may pay up to an additional $15.0 million to the sellers depending on the earnings of the assets after a three-year period. This payment would increase goodwill as additional purchase price, if paid. In addition, we entered into a separate agreement that provides the seller with available treating capacity on certain Michigan assets. The seller agreed to pay up to $1.5 million annually (reduced to $0.8 million annually as of September 30, 2009) for up to nine years if they do not meet certain criteria, including providing additional volumes for treatment. These amounts may reduce goodwill as a return of purchase price, if paid. Of the payments received relating to this agreement, $0.1 million was recorded to goodwill during the nine months ended September 30, 2009. No amounts were recorded to goodwill during the three months ended September 30, 2009. This agreement may be terminated earlier if certain performance criteria of Michigan assets are satisfied. Certain of these performance criteria were satisfied and, as a result, the amount was reduced to $0.8 million per year as of September 30, 2009. We initially held a $25.0 million letter of credit to secure the seller’s performance under this agreement and to secure the seller’s indemnification obligation under the acquisition agreement; however as a result of the satisfaction of certain performance conditions, this amount was reduced to approximately $20.0 million as of September 30, 2009.

Under the purchase method of accounting, the assets and liabilities of MPP were recorded at their respective fair values as of the date of the acquisition, and we recorded goodwill of approximately $7.0 million. The goodwill amount recognized relates primarily to projected customer growth. The purchase price allocation is as follows:

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

Omnibus Agreement

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. Under the Omnibus Agreement, DCP Midstream, LLC has issued parental guarantees, totaling $43.0 million at September 30, 2009, in favor of certain counterparties to our commodity derivative instruments. We incurred $2.5 million and $2.4 million, respectively for the three months ended September 30, 2009 and 2008, and $7.3 million for both the nine months ended September 30, 2009 and 2008, for all fees under the Omnibus Agreement.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Omnibus Agreement was not amended following our acquisition of an additional 25.1% interest in East Texas on April 1, 2009. East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the three months ended September 30, 2009 and 2008 East Texas incurred $2.0 million and $2.3 million, respectively, and during both the nine months ended September 30, 2009 and 2008 East Texas incurred $6.4 million, for general and administrative expenses from DCP Midstream, LLC.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC of $0.4 million for both the three months ended September 30, 2009 and 2008 and $1.6 million and $1.3 million, respectively, for the nine months ended September 30, 2009 and 2008. These amounts include allocated expenses, including professional services, insurance and internal audit.

Other Agreements and Transactions with DCP Midstream, LLC

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas from DCP Midstream, LLC, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain amounts of East Texas capital projects as defined in the Contribution Agreements. These reimbursements are for a period not to exceed three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $62.4 million and $14.7 million for the nine months ended September 30, 2009 and 2008, respectively.

On February 11, 2009, we announced that our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, had been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party. In the event we are not reimbursed by the responsible third party, we have insurance covering property damage, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse to us 25% of any claims received as reimbursement of costs and lost margin, from the responsible third party or from insurance. DCP Midstream, LLC will pay seventy-five percent of costs related to the incident as a result of this agreement. As of September 30, 2009, East Texas recorded a $1.0 million receivable for reimbursement from DCP Midstream, LLC for insurance deductibles relating to this incident. Seventy-five percent of this reimbursement will be allocated to noncontrolling interest.

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

DCP Midstream, LLC was a significant customer during the three and nine months ended September 30, 2009 and 2008.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for contributions to Discovery related to Discovery’s Tahiti capital project. DCP Midstream, LLC made capital contributions to us during the nine months ended September 30, 2009 and 2008 of $0.7 million and $1.6 million, respectively, to reimburse us for this capital project.

DCP Midstream, LLC has issued additional parental guarantees outside of the Omnibus Agreement, totaling $40.0 million at September 30, 2009, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these outstanding guarantees.

Spectra Energy

We purchase a portion of our propane from and market propane on behalf of Spectra Energy. We anticipate continuing to purchase propane from and market propane on behalf of Spectra Energy in the ordinary course of business.

We entered into a propane supply agreement with Spectra Energy, effective May 1, 2008 and terminating April 30, 2014, which provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. This contract replaces the supply provided under a contract with a third party that was terminated for non-performance during the first quarter of 2008.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services for ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0.7 million and $1.8 million of capital reimbursements during the nine months ended September 30, 2009 and 2008, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$110.1	$192.0	$311.2	$647.6
Transportation, processing and other	$2.0	$1.9	$4.6	$13.6
Purchases of natural gas, propane and NGLs	$21.3	$30.6	$83.7	$134.0
(Losses) gains from commodity derivative activity, net	$(1.0)	$(1.5)	$(3.6)	$(3.2)
General and administrative expense	$4.9	$5.1	$15.3	$15.0
Interest expense	$0.1	$0.3	$0.2	$0.3
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$—	$0.2
Transportation, processing and other	$—	$—	$0.2	$0.1
Purchases of natural gas, propane and NGLs	$14.2	$21.9	$62.3	$26.3
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$2.4	$11.0	$3.1	$30.9
Transportation, processing and other	$2.0	$2.3	$6.3	$8.1
Purchases of natural gas, propane and NGLs	$3.4	$10.7	$9.3	$33.7
General and administrative expense	$0.1	$—	$0.2	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$0.4	$—

We had balances with affiliates as follows:

	September 30, 2009	December 31, 2008
	(Millions)
DCP Midstream, LLC:
Accounts receivable (a)	$47.8	$51.0
Accounts payable	$14.5	$30.3
Unrealized gains on derivative instruments—current	$7.2	$—
Unrealized losses on derivative instruments—current	$(7.1)	$(1.2)
Spectra Energy:
Accounts receivable	$—	$4.0
Accounts payable	$18.4	$5.3
ConocoPhillips:
Accounts receivable	$1.7	$2.5
Accounts payable	$1.3	$0.4

(a)	Includes a $1.0 million receivable for reimbursement of insurance deductibles relating to the fire at East Texas on February 11, 2009, which are treated as a reduction to operating expense in the accompanying condensed consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2009	December 31, 2008
		(Millions)
Gathering systems	15 — 30 Years	$597.8	$497.7
Processing plants	25 — 30 Years	390.5	383.2
Terminals	25 — 30 Years	28.9	28.5
Transportation	25 — 30 Years	217.3	216.6
Underground storage	20 — 50 Years	0.1	0.1
General plant	3 — 5 Years	16.0	13.9
Construction work in progress		102.0	73.9

Property, plant and equipment		1,352.6	1,213.9
Accumulated depreciation		(376.6)	(331.2)

Property, plant and equipment, net		$976.0	$882.7

The above amounts include accrued capital expenditures of $11.5 million and $17.4 million as of September 30, 2009 and December 31, 2008, respectively, which are included in other current liabilities in the condensed consolidated balance sheets.

Depreciation expense was $15.7 million and $12.5 million for the three months ended September 30, 2009 and 2008, respectively, and $45.4 million and $37.3 million for the nine months ended September 30, 2009 and 2008, respectively.

7. Goodwill

We performed our annual goodwill assessment during the quarter and concluded that the entire amount of goodwill on the balance sheet is recoverable. We used a discounted cash flow analysis supported by market valuation multiples to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimated run rate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. Our annual goodwill impairment tests indicated that our reporting units’ fair value exceeded the carrying or book value. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

8. Equity Method Investments

The following table summarizes our equity method investments:

	Percentage of Ownership as of September 30,	Carrying Value as of
	2009 and December 31, 2008	September 30, 2009	December 31, 2008
		(Millions)
Discovery Producer Services LLC	40%	$110.8	$105.0
Black Lake Pipe Line Company	45%	6.8	6.3
Other	50%	0.2	0.2

Total equity method investments		$117.8	$111.5

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $38.2 million and $39.7 million at September 30, 2009 and December 31, 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $5.8 million and $6.0 million at September 30, 2009 and December 31, 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

In the second quarter of 2009, Discovery’s LLC agreement was amended to calculate available cash based on cash on hand at the end of the month preceding the end of each calendar quarter (e.g., August 31, for the third quarter) and to require distribution of available cash by the end of each calendar quarter. Prior to this amendment, Discovery calculated available cash based on cash on hand at the end of each calendar quarter and made the related distribution within 30 days of the end of each calendar quarter. The change in distribution timing will result in an extra distribution to us in 2009 from Discovery.

Earnings and distributions from equity method investments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)
Discovery Producer Services LLC	$7.9	$6.1	$9.7	$23.3
Black Lake Pipe Line Company and other	0.5	0.3	1.3	0.9

Total earnings from equity method investments	$8.4	$6.4	$11.0	$24.2

Distributions from equity method investments	$7.5	$9.0	$10.5	$30.8

Earnings from equity method investments, net of distributions earnings, respectively	$(0.9)	$2.6	$(0.5)	$6.6

The following summarizes financial information of our equity method investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)
Statements of operations:
Operating revenue	$51.3	$63.0	$113.2	$236.3
Operating expenses	$32.4	$48.8	$91.2	$188.3
Net income	$19.0	$14.2	$21.9	$52.1

	September 30, 2009	December 31, 2008
	(Millions)
Balance sheets:
Current assets	$57.5	$54.1
Long-term assets	386.2	392.9
Current liabilities	(26.1)	(46.0)
Long-term liabilities	(23.3)	(20.1)

Net assets	$394.3	$380.9

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

We manage our derivative instruments on a portfolio basis and the valuation adjustments described above are calculated on this basis. We believe that the portfolio level approach represents the highest and best use for these assets as there are benefits inherent in naturally offsetting positions within the portfolio at any given time, and this approach is consistent with how a market participant would view and value the assets and liabilities. Although we take a portfolio approach to managing these assets/liabilities, in order to reflect the fair value of any one individual contract within the portfolio, we allocate all valuation adjustments down to the contract level, to the extent deemed necessary, based upon either the notional contract volume, or the contract value, whichever is more applicable.

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

Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage or transportation assets. These instruments are generally classified as Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.

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

Interest Rate Derivative Assets and Liabilities

We use interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our floating rate debt for fixed rate debt. The swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a significant portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash balances in various financial instruments such as commercial paper and money market instruments. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper are priced using a yield curve for similarly rated instruments, and are classified within Level 2. As of September 30, 2009, nearly all of our short-term and restricted investments were held in the form of money market securities.

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

The following table presents the financial instruments carried at fair value as of September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Short term investments (a)	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Commodity derivatives (b)	$—	$10.3	$0.4	$10.7	$—	$15.1	$0.3	$15.4

Long-term assets:
Restricted investments	$—	$10.0	$—	$10.0	$—	$60.2	$—	$60.2
Commodity derivatives (c)	$—	$2.0	$0.1	$2.1	$—	$6.9	$1.7	$8.6
Interest rate derivatives (c)	$—	$—	$—	$—	$—	$—	$—	$—

Current liabilities (d):
Commodity derivatives	$—	$(13.4)	$(0.9)	$(14.3)	$—	$(1.2)	$—	$(1.2)
Interest rate derivatives	$—	$(20.0)	$—	$(20.0)	$—	$(16.5)	$—	$(16.5)

Long-term liabilities (e):
Commodity derivatives	$—	$(26.0)	$(1.0)	$(27.0)	$—	$(3.2)	$—	$(3.2)
Interest rate derivatives	$—	$(13.6)	$—	$(13.6)	$—	$(22.8)	$—	$(22.8)

(a)	Included in other current assets in our condensed consolidated balance sheets.
(b)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

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

	Beginning Balance	Net Realized and Unrealized Gains (Losses) Included in Earnings	Transfers In/Out of Level 3 (a)	Purchases, Issuances and Settlements, Net	Ending Balance	Net Unrealized Gains (Losses) Still Held Included in Earnings (b)
	(millions)
Three months ended September 30, 2009:
Commodity derivative instruments:
Current assets	$1.2	$(0.2)	$—	$(0.6)	$0.4	$(0.8)
Long-term assets	$—	$0.1	$—	$—	$0.1	$0.1
Current liabilities	$(0.1)	$(0.6)	$—	$(0.2)	$(0.9)	$(0.6)
Long-term liabilities	$(0.9)	$(0.1)	$—	$—	$(1.0)	$(0.1)

Three months ended September 30, 2008:
Commodity derivative instruments:
Current assets	$1.0	$1.0	$—	$(0.2)	$1.8	$1.2
Long-term assets	$1.6	$(0.3)	$—	$—	$1.3	$(0.4)
Current liabilities	$(7.5)	$2.1	$5.3	$—	$(0.1)	$2.0
Long-term liabilities	$(7.7)	$3.1	$4.6	$—	$—	$3.1

Nine months ended September 30, 2009:
Commodity derivative instruments:
Current assets	$0.3	$(3.0)	$—	$3.1	$0.4	$0.4
Long-term assets	$1.7	$(1.6)	$—	$—	$0.1	$(1.6)
Current liabilities	$—	$(0.9)	$—	$—	$(0.9)	$(0.9)
Long-term liabilities	$—	$(1.0)	$—	$—	$(1.0)	$(1.0)

Nine months ended September 30, 2008:
Commodity derivative instruments:
Current assets	$0.2	$2.0	$—	$(0.4)	$1.8	$1.8
Long-term assets	$1.5	$(0.2)	$—	$—	$1.3	$(0.3)
Current liabilities	$(1.6)	$(0.3)	$—	$1.8	$(0.1)	$(0.1)
Long-term liabilities	$(0.2)	$0.2	$—	$—	$—	$0.2

(a)	Amounts transferred in are reflected at the fair value as of the beginning of the period and amounts transferred out are reflected at fair value at the end of the period.
(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at September 30, 2009 and 2008.

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

The fair value of restricted investments, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our credit agreement are approximately $613.0 million, and $587.6 million, respectively, as of September 30, 2009. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. Additionally, we have executed interest rate swap agreements on a portion of our interest rate exposure which swaps variable for fixed interest rates.

10. Debt

Long-term debt was as follows:

	September 30, 2009	December 31, 2008
	(Millions)
Revolving credit facility, weighted-average variable interest rate of 0.71% and 2.08%, respectively, and net effective interest rate of 4.39% and 4.48%, respectively, due June 21, 2012 (a)	$603.0	$596.5
Term loan facility, variable interest rate of 0.35% and 1.54%, respectively, due June 21, 2012 (b)	10.0	60.0

Total long-term debt	$613.0	$656.5

(a)	$575.0 million of interest rate exposure has been swapped to a fixed interest rate obligation with effective fixed interest rates ranging from 2.26% to 5.19%, for a net effective interest rate of 4.39% on the $603.0 million of outstanding debt under our revolving credit facility as of September 30, 2009.
(b)	The term loan facility is fully secured by restricted investments.

Credit Agreement

We have an $824.6 million 5-year credit agreement that matures June 21, 2012, or the Credit Agreement, which consists of:

•	a $814.6 million revolving credit facility; and

•	a $10.0 million term loan facility.

The above amounts are net of non-participation by Lehman Brothers Commercial Bank. At September 30, 2009 and December 31, 2008, we had $0.3 million of letters of credit outstanding under the Credit Agreement. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets. As of September 30, 2009 the available capacity under the revolving credit facility was $211.9 million.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other Agreements

As of September 30, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million, which reduces the amount of cash we may be required to post as collateral. We pay a fee of 0.75% per annum on this letter of credit. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under the Credit Agreement.

11. Risk Management and Hedging Activities

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering and processing services, we may receive fees or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2014 with natural gas, crude oil and NGL derivative instruments. Additionally, given the limited depth of the NGL derivatives market, we primarily utilize crude oil swaps and, following our acquisition of the NGL Hedge on April 1, 2009, to a limited extent NGL derivatives to mitigate a portion of our commodity price exposure for propane and heavier NGLs. Historically, there has been a relationship between NGL prices and crude oil prices. Given the relationship and the lack of liquidity in the NGL financial market, we have historically used crude oil swaps to mitigate a portion of NGL price risks. As a result of the current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have additional exposure to changes in the relationship. These transactions are primarily accomplished through the use of forward contracts, which are swap futures that effectively exchange our floating rate price risk for a fixed rate. However, the type of instrument that we use to mitigate our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or loss on commodity derivative activity.

With respect to our Pelico system, we may enter into financial derivatives to lock in transportation margins across the system, or to lock in margins around our leased storage facility to maximize value. This objective may be achieved through the use of physical purchases or sales of gas that are accounted for under accrual accounting. While the physical purchase or sale of gas transactions are accounted for under accrual accounting and any inventory is stated at lower of cost or market, the swaps are not designated as hedging instruments for accounting purposes and any change in fair value of these instruments is reflected within our condensed consolidated statements of operations.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a retail propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may on occasion use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and the change in value is reflected in the current period within our condensed consolidated statements of operations as a gain or loss on commodity derivative activity.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our credit agreement. As of September 30, 2009, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position.

As of September 30, 2009, we had approximately $34.0 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of September 30, 2009 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of September 30, 2009, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $28.6 million.

As of September 30, 2009 our interest rate swaps were in a net liability position of approximately $33.6 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our credit agreement, that occurs and is continuing, the counterparties to our swap instruments may have the right to request that we net settle the instrument in the form of cash.

Collateral

As of September 30, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million and DCP Midstream, LLC had issued and outstanding parental guarantees totaling $83.0 million in favor of certain counterparties to our commodity derivative instruments. This letter of credit and parental guarantees reduce the amount of cash we may be required to post as collateral. As of September 30, 2009, we had no cash collateral posted with counterparties to our commodity derivative instruments.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	September 30, 2009	December 31, 2008
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(1.1)	$(1.8)

Interest rate cash flow hedges:
Net deferred losses in AOCI	(32.8)	(38.7)

Total AOCI	$(33.9)	$(40.5)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked to market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	September 30, 2009	December 31, 2008	Balance Sheet Line Item	September 30, 2009	December 31, 2008
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(20.0)	$(16.5)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	(13.6)	(22.8)

	$—	$—		$(33.6)	$(39.3)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments – current	$10.7	$15.4	Unrealized losses on derivative instruments – current	$(14.3)	$(1.2)
Unrealized gains on derivative instruments – long term	2.1	8.6	Unrealized losses on derivative instruments – long term	(27.0)	(3.2)

	$12.8	$24.0		$(41.3)	$(4.4)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	Three Months Ended September 30,
	2009	2008	2009	2008		2009	2008
	(Millions)		(Millions)			(Millions)
Interest rate derivatives	$(8.3)	$(4.4)	$(5.3)	$(2.2	) (a)	$—	$—	(a)(c)
Commodity derivatives	$—	$—	$(0.1)	$(0.1	) (b)	$—	$—	(b)(c)

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings
	Nine Months Ended September 30,								Over the Next
	2009	2008	2009	2008		2009	2008		12 Months
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(8.0)	$(5.5)	$(13.9)	$(4.5	) (a)	$—	$—	(a)(c)	$(19.2)
Commodity derivatives	$—	$—	$(0.7)	$(0.5	) (b)	$—	$—	(b)(c)	$(0.6)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the three and nine months ended September 30, 2009 and 2008, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Line Item	2009	2008	2009	2008
	(Millions)
Third party:
Realized	$2.8	$(11.7)	$17.6	$(33.1)
Unrealized	1.6	155.3	(49.5)	(46.0)

Gains (losses) from commodity derivative activity, net	$4.4	$143.6	$(31.9)	$(79.1)

Affiliates:
Realized	$0.1	$(0.7)	$(0.3)	$(5.4)
Unrealized	(1.1)	(0.8)	(3.3)	2.2

Losses from commodity derivative activity, net — affiliates	$(1.0)	$(1.5)	$(3.6)	$(3.2)

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

	September 30, 2009
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) position (MMBtu)	Net Long (Short) Position (Bbls)
2009	(225,400)	(830,000)	(97,394)
2010	(950,225)	(2,023,500)	(74,001)
2011	(866,875)	(1,496,500)	—
2012	(777,750)	(1,500,600)	—
2013	(748,250)	(730,000)	—
2014	(365,000)	—	—

We periodically enter into interest rate swap agreements to mitigate our floating rate interest exposure. As of September 30, 2009 we have swaps with a notional value between $25.0 million and $150.0 million, which, in aggregate, exchange $575.0 million of our floating rate obligation to a fixed rate obligation.

12. Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.

In April 2009, we issued 3,500,000 Class D units valued at $49.7 million. The Class D units were issued to DCP LP Holdings, LP and DCP Midstream GP, LP in consideration for an additional 25.1% interest in East Texas and the NGL Hedge. The Class D units converted into our common units on a one for one basis on August 17, 2009.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of September 30, 2009. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

Class D Units — The Class D Units converted into our common units on a one for one basis on August 17, 2009. The holders of the Class D Units received the second quarter distribution paid on August 14, 2009.

Subordinated Units — All of our subordinated units were held by DCP Midstream, LLC. The subordination period had an early termination provision that permitted 50% of the subordinated units, or 3,571,428 units, to convert into common units on a one-to-one basis in February 2008 and permitted the other 50% of the subordinated units, or 3,571,429 units, to convert into common units on a one-to-one basis in February 2009, following the satisfactory completion of the tests for ending the subordination period contained in our partnership agreement. The board of directors of the General Partner certified that all conditions for early conversion were satisfied.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2009 and 2008:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
August 14, 2009	$0.600	$22.6
May 15, 2009	0.600	20.1
February 13, 2009	0.600	20.1
November 14, 2008	0.600	20.1
August 14, 2008	0.600	20.1
May 15, 2008	0.590	19.6
February 14, 2008	0.570	15.7

13. Net Income or Loss per Limited Partner Unit

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

The following table illustrates our calculation of net income (loss) per LPU:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)

Net income (loss) attributable to partners	$9.9	$154.8	$(11.1)	$1.8
Net (income) loss attributable to predecessor operations	—	(2.1)	1.0	(14.9)

Net income (loss) attributable to the partnership	9.9	152.7	(10.1)	(13.1)
General partner interest in net income or net loss	(3.4)	(4.9)	(9.3)	(8.3)

Net income (loss) available to limited partners	$6.5	$147.8	$(19.4)	$(21.4)

Net income (loss) per LPU — basic and diluted	$0.21	$5.24	$(0.63)	$(0.79)

14. Commitments and Contingent Liabilities

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

Anderson Gulch — In February 2009, the Colorado Department of Public Health and Environment, or CDPHE, issued a Notice of Violation that alleges violations of the air permit at our Anderson Gulch gas plant in 2008. The Anderson Gulch gas plant is owned by Collbran, our 70% owned joint venture in western Colorado. Collbran resolved this matter with the CDPHE and paid $186,000 in October 2009.

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream, LLC in December 2005. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas and will continue to defend ourselves vigorously against this claim. El Paso filed an additional lawsuit in the District Court of Webster Parish, Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the Minden processing plant. The Louisiana court determined in August 2009 that El Paso’s Louisiana claims were barred by the doctrine of res judicata and dismissed the case with prejudice in Louisiana. El Paso has appealed this decision. As a result of the jury verdict in the Texas litigation, we recorded a contingent liability of $2.5 million in the fourth quarter of 2008 for this matter, which is included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2009 and in other current liabilities in the condensed consolidated balance sheets as of December 31, 2008.

Indemnification — DCP Midstream, LLC has indemnified us for certain potential environmental claims, losses and expenses associated with the operation of the assets of certain of our predecessors. See the “Indemnification” section of Note 5 in Item 8 of our 2008 Form 10-K for additional details.

Insurance — We renewed our insurance policies in May, June and July 2009 for the 2009-2010 insurance year. Previously, we carried insurance jointly with DCP Midstream, LLC. Following our 2009 renewals, we now contract with a third party insurer separately from DCP Midstream, LLC for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (3) property insurance, which covers replacement value of all real and personal property and includes business interruption/extra expense. However, we are still jointly insured with DCP Midstream, LLC for directors and officers insurance covering our directors and officers for acts related to our business activities. As a result of separating the excess liability insurance, we have reduced the limits of insurance to match the type and size of exposure covered by this insurance. These changes have not resulted in any material change to the premiums we will pay in the 2009-2010 insurance year. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended September 30, 2009

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenues	$154.1	$48.5	$3.1	$—	$205.7

Gross margin (a)	$47.3	$5.2	$1.9	$—	$54.4
Operating and maintenance expense	(16.1)	(2.5)	(0.4)	—	(19.0)
Depreciation and amortization expense	(15.8)	(0.3)	(0.3)	—	(16.4)
General and administrative expense	—	—	—	(7.9)	(7.9)
Earnings from equity method investments	7.9	—	0.5	—	8.4
Interest income	—	—	—	—	—
Interest expense	—	—	—	(7.1)	(7.1)
Income tax expense (b)	—	—	—	—	—

Net income (loss)	23.3	2.4	1.7	(15.0)	12.4
Net income attributable to noncontrolling interests	(2.5)	—	—	—	(2.5)

Net income (loss) attributable to partners	$20.8	$2.4	$1.7	$(15.0)	$9.9

Non-cash derivative mark-to-market (c)	$(0.3)	$0.6	$—	$—	$0.3

Capital expenditures	$24.6	$—	$—	$—	$24.6

Three Months Ended September 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenues	$466.6	$82.0	$3.5	$—	$552.1

Gross margin (a)	$198.8	$0.9	$1.6	$—	$201.3
Operating and maintenance expense	(17.5)	(1.9)	(0.4)	—	(19.8)
Depreciation and amortization expense	(12.3)	(0.3)	(0.4)	—	(13.0)
General and administrative expense	—	—	—	(8.5)	(8.5)
Earnings from equity method investments	6.1	—	0.3	—	6.4
Interest income	—	—	—	1.8	1.8
Interest expense	—	—	—	(8.3)	(8.3)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net income (loss)	175.1	(1.3)	1.1	(15.1)	159.8
Net income attributable to noncontrolling interests	(5.0)	—	—	—	(5.0)

Net income (loss) attributable to partners	$170.1	$(1.3)	$1.1	$(15.1)	$154.8

Non-cash derivative mark-to-market (c)	$154.1	$0.2	$—	$—	$154.3

Capital expenditures	$12.3	$0.7	$0.1	$—	$13.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nine Months Ended September 30, 2009

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenues	$407.2	$228.2	$6.7	$—	$642.1

Gross margin (a)	$84.3	$36.8	$4.5	$—	$125.6
Operating and maintenance expense	(43.8)	(7.6)	(0.9)	—	(52.3)
Depreciation and amortization expense	(45.1)	(1.0)	(1.1)	(0.1)	(47.3)
General and administrative expense	—	—	—	(23.6)	(23.6)
Earnings from equity method investments	9.7	—	1.3	—	11.0
Interest income	—	—	—	0.3	0.3
Interest expense	—	—	—	(21.4)	(21.4)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net (loss) income	5.1	28.2	3.8	(44.9)	(7.8)
Net income attributable to noncontrolling interests	(3.3)	—	—	—	(3.3)

Net (loss) income attributable to partners	$1.8	$28.2	$3.8	$(44.9)	$(11.1)

Non-cash derivative mark-to-market (c)	$(54.2)	$0.7	$—	$(0.2)	$(53.7)

Capital expenditures	$142.6	$0.4	$—	$—	$143.0

Nine Months Ended September 30, 2008

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenues	$988.9	$378.0	$8.8	$—	$1,375.7

Gross margin (a)	$130.0	$11.9	$5.4	$—	$147.3
Operating and maintenance expense	(49.0)	(7.3)	(0.8)	—	(57.1)
Depreciation and amortization expense	(36.7)	(0.9)	(1.1)	—	(38.7)
General and administrative expense	—	—	—	(23.9)	(23.9)
Other	—	1.5	—	—	1.5
Earnings from equity method investments	23.3	—	0.9	—	24.2
Interest income	—	—	—	5.5	5.5
Interest expense	—	—	—	(24.3)	(24.3)
Income tax expense (b)	—	—	—	(0.7)	(0.7)

Net income (loss)	67.6	5.2	4.4	(43.4)	33.8
Net income attributable to noncontrolling interests	(32.0)	—	—	—	(32.0)

Net income (loss) attributable to partners	$35.6	$5.2	$4.4	$(43.4)	$1.8

Non-cash derivative mark-to-market (c)	$(47.1)	$2.7	$—	$(0.2)	$(44.6)

Capital expenditures	$41.3	$2.7	$0.3	$—	$44.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	September 30, 2009	December 31, 2008
	(Millions)
Segment long-term assets:
Natural Gas Services	$1,144.7	$1,045.9
Wholesale Propane Logistics	53.7	54.3
NGL Logistics	33.3	33.8
Other (d)	13.2	70.3

Total long-term assets	1,244.9	1,204.3
Current assets	138.7	215.4

Total assets	$1,383.6	$1,419.7

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2009	2008
	(Millions)
Cash paid for interest, net of amounts capitalized	$7.8	$19.7

Non-cash investing and financing activities:
Non-cash decrease in property, plant and equipment	$(4.4)	$(6.2)

17. Subsequent Events

We have evaluated subsequent events occurring through November 6, 2009, the date the condensed consolidated financial statements were issued.

On October 27, 2009, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on November 13, 2009 to unitholders of record on November 6, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2008 Form 10-K. In April 2009, we acquired an additional 25.1% membership interest in DCP East Texas Holdings, LLC, or East Texas, and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, in a transaction among entities under common control. Accordingly, our financial information includes the historical results of East Texas for all periods presented. The NGL Hedge was entered into on the date of the transaction. Accordingly, our financial information includes the results of the NGL Hedge prospectively from April 1, 2009. We refer to the assets, liabilities and operations of East Texas, prior to our acquisition of an additional 25.1% membership interest from DCP Midstream, LLC in April 2009, collectively as our “predecessor.” Prior to this transaction we owned a 25.0% membership interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% membership interest in East Texas, and account for East Texas as a consolidated subsidiary.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We operate in three business segments:

•

our Natural Gas Services segment, which consists of (1) our Northern Louisiana system; (2) our Southern Oklahoma system; (3) our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; (4) our Colorado and Wyoming systems; (5) our East Texas system (25.1% of which was acquired in April 2009); and (6) our Michigan systems (acquired in October 2008);

•

our Wholesale Propane Logistics segment, which consists of five owned and operated rail terminals, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals; and

•	our NGL Logistics segment, which consists of our Seabreeze and Wilbreeze NGL transportation pipelines, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline.

Recent Events

On October 27, 2009, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on November 13, 2009 to unitholders of record on November 6, 2009.

Our expansion project at our Collbran Valley Gas Gathering, LLC joint venture, or Collbran, was substantially completed and became commercially operational in late September 2009 when Collbran began delivering gas to Enterprise Gas Processing, LLC’s pipeline. Installation of additional compression at Collbran is ongoing and is expected to be operational in the fourth quarter.

Factors That Significantly Affect Our Results

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) increases and decreases in the volume of natural gas that we gather and transport through our systems, which we refer to as throughput, (2) the associated Btu content of our system throughput and our related processing volumes, (3) prices of commodities such as NGLs, crude oil and natural gas, (4) the operating efficiency of our processing facilities, and (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints. Throughput and operating efficiency generally are driven by wellhead production, plant recoveries, operating availability of our facilities, physical integrity and our competitive position on a regional basis, and more broadly by demand for natural gas, NGLs and condensate. Historical and current trends in the price changes of commodities may not be indicative of future trends. Throughput and prices are also driven by demand and take-away capacity for residue natural gas and NGLs.

Natural Gas Services segment results of operations are also impacted by the fees we receive and the margins we generate. Our processing contract arrangements can have a significant impact on our profitability and cash flow. Our actual contract terms are based upon a variety of factors, including natural gas quality, geographic location, the commodity pricing environment at the time the contract is executed and customer requirements. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, impacting our expansion in regions where certain types of contracts are more common, as well as other market factors.

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

While pricing impacts the Natural Gas Services segment, we have mitigated a portion of the anticipated commodity price risk associated with the equity volumes from our gathering and processing activities, for both our consolidated entities and our proportionate share of exposure from our equity method investment, through 2014 with fixed price natural gas, crude oil and NGL swaps. With these swaps, we expect our cash flow exposure to commodity price movements to be reduced. We also may enter into natural gas derivatives to lock in margin around our transportation or leased storage assets. We mark these derivative instruments to market through current period earnings based upon their fair value. While the swaps may mitigate the variability of our future cash flows resulting from changes in commodity prices, the mark-to-market method of accounting significantly increases the volatility of our net income because we recognize, in current period operating revenues, all non-cash gains and losses from the changes in the fair value of these derivatives. We primarily use crude oil and NGL swaps to mitigate our NGL and condensate commodity price risk. As a result, the volatility of our future cash flows and net income may increase if there is a change in the pricing relationship between crude oil and NGLs. We also continue to have price risk exposure related to the portion of our equity volumes that are not covered by these derivatives and we have financial risk exposure to the extent our actual equity volumes differ from our projections. For additional information regarding our derivative activities, please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Based on historical trends, we generally expect NGL prices to directionally follow changes in crude oil prices over the long term. However, the pricing relationship between NGLs and crude oil may vary, as we believe crude oil prices will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy, whereas NGL prices are more correlated to supply and U.S. petrochemical demand. We believe that future natural gas prices will be influenced by supply deliverability, the severity of winter and summer weather, and the domestic production and drilling activity level of exploration and production companies. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also further reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall below demand levels.

In April 2009, we completed the acquisition of an additional 25.1% membership interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% membership interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008, which excluded the impact of this transaction.

Additionally, note that while we utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods beginning in the second quarter of 2009.

Wholesale Propane Logistics Segment

Our results of operations for our Wholesale Propane Logistics segment are impacted by our ability to provide our retail propane distribution customers with reliable supplies of propane. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our inventory value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the Midwest and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in the current recessionary environment.

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

Impact of Severe Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply and demand in our Wholesale Propane Logistics segment. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all.

Other

The above factors, including further sustained deterioration in commodity prices, volumes or other market declines, including a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of non-cash goodwill or asset impairment charges, or non-cash lower of cost or market inventory adjustments.

General Trends and Outlook

We expect our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Commodity Prices — In the fourth quarter of 2008, natural gas, NGL and crude oil prices dropped significantly compared to the first three quarters of 2008. We are continuing to experience relatively lower commodity prices for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Commodity prices are impacted by demand, which has been negatively impacted by the current recessionary environment.

Natural Gas Supply and Outlook — In the near term, softening of natural gas prices, reduced demand for natural gas, potential reduction in producer’s available capital and cash flows, and the downturn in the economy is causing a reduction in levels of drilling activity and the associated natural gas throughput volumes. The impact of these factors will vary across our broad geographic locations. Generally, we have seen a decrease in drilling levels in the first three quarters of 2009 compared to the same period in 2008. To date, we have experienced lower gas throughput volumes at certain of our natural gas assets. Throughput volumes could decline further should natural gas prices and reduced drilling levels remain at current levels. Our long-term view is that as economic conditions improve, natural gas prices will return to a level that would support the relatively higher levels of natural gas-related drilling experienced in past years in the United States, as producers seek to increase their level of natural gas production.

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

In addition to the above contract types, Discovery also generates equity earnings for our Natural Gas Services segment under keep-whole arrangements. Under the terms of a keep-whole processing contract, Discovery gathers natural gas from the producer for processing, sells the NGLs and returns to the producer residue natural gas with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, Discovery is exposed to the frac spread. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds the operating costs of Discovery. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our one primary supplier of natural gas in our Natural Gas Services segment represented approximately 16% of the 962 MMcf/d of natural gas supplied to our systems during the nine months ended September 30, 2009. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received by or released from other gathering systems. Currently, due to the decline in producer drilling in various areas in which we operate, new well connections have been limited.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the Midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 96% of our propane supplied during the nine months ended September 30, 2009. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

We manage our wholesale propane margins by selling propane to retail propane distributors under annual sales agreements negotiated each spring that specify floating price terms, which provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. Our portfolio of multiple supply sources and storage capabilities allows us to actively manage our propane supply purchases and to lower the aggregate cost of supplies. Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may continue to periodically recognize non-cash lower of cost or market inventory adjustments. In addition, we may use financial derivatives to manage the value of our propane inventories.

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

Volumes — We view throughput volumes for our Natural Gas Services segment and our NGL Logistics segment, and sales volumes for our Wholesale Propane Logistics segment, as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from successful new wells in other areas. The throughput volumes of NGLs on our pipelines are substantially dependent upon the quantities of NGLs produced at our processing plants, as well as NGLs produced at other processing plants that have pipeline connections with our NGL pipelines. We regularly monitor producer activity in the areas we serve and in which our pipelines are located, and pursue opportunities to connect new supply to these pipelines.

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

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of net income (loss) attributable to partners to gross margin:
Net income (loss) attributable to partners	$9.9	$154.8	$(11.1)	$1.8
Interest expense	7.1	8.3	21.4	24.3
Income tax expense	—	0.1	0.1	0.7
Operating and maintenance expense	19.0	19.8	52.3	57.1
Depreciation and amortization expense	16.4	13.0	47.3	38.7
General and administrative expense	7.9	8.5	23.6	23.9
Other	—	—	—	(1.5)
Interest income	—	(1.8)	(0.3)	(5.5)
Earnings from equity method investments	(8.4)	(6.4)	(11.0)	(24.2)
Net income attributable to noncontrolling interests	2.5	5.0	3.3	32.0

Gross margin	$54.4	$201.3	$125.6	$147.3

Non-cash derivative mark-to-market (a)	$0.3	$154.3	$(53.7)	$(44.6)

Reconciliation of segment net income (loss) attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$20.8	$170.1	$1.8	$35.6
Operating and maintenance expense	16.1	17.5	43.8	49.0
Depreciation and amortization expense	15.8	12.3	45.1	36.7
Earnings from equity method investment	(7.9)	(6.1)	(9.7)	(23.3)
Net income attributable to noncontrolling interests	2.5	5.0	3.3	32.0

Segment gross margin	$47.3	$198.8	$84.3	$130.0

Non-cash derivative mark-to-market (a)	$(0.3)	$154.1	$(54.2)	$(47.1)

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$2.4	$(1.3)	$28.2	$5.2
Operating and maintenance expense	2.5	1.9	7.6	7.3
Depreciation and amortization expense	0.3	0.3	1.0	0.9
Other	—	—	—	(1.5)

Segment gross margin	$5.2	$0.9	$36.8	$11.9

Non-cash derivative mark-to-market (a)	$0.6	$0.2	$0.7	$2.7

NGL Logistics segment:
Segment net income attributable to partners	$1.7	$1.1	$3.8	$4.4
Operating and maintenance expense	0.4	0.4	0.9	0.8
Depreciation and amortization expense	0.3	0.4	1.1	1.1
Earnings from equity method investment	(0.5)	(0.3)	(1.3)	(0.9)

Segment gross margin	$1.9	$1.6	$4.5	$5.4

(a)	Non-cash derivative mark-to-market from commodity derivative activity is included in segment gross margin, along with cash settlements for our derivative contracts.

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

A substantial amount of our general and administrative expense is incurred from DCP Midstream, LLC. We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. We anticipate incurring a total of $9.7 million for all fees under the Omnibus Agreement in 2009. We incurred $2.5 million and $2.4 million, respectively, for the three months ended September 30, 2009 and 2008 and $7.3 million for both the nine months ended September 30, 2009 and 2008, for all fees under the Omnibus Agreement.

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

All of the fees under the Omnibus Agreement will be adjusted annually on January 1 by the percentage change in the Consumer Price Index for the applicable year. In addition, our general partner will have the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses, with the concurrence of the special committee of DCP Midstream GP, LLC’s board of directors.

The Omnibus Agreement was not amended following our acquisition of an additional 25.1% membership interest in East Texas on April 1, 2009. East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the three months ended September 30, 2009 and 2008 East Texas incurred $2.0 million and $2.3 million, respectively, and during both the nine months ended September 30, 2009 and 2008 East Texas incurred $6.4 million, for general and administrative expenses from DCP Midstream, LLC.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC of $0.4 million for both the three months ended September 30, 2009 and 2008 and $1.6 million and $1.3 million, respectively, for the nine months ended September 30, 2009 and 2008. These amounts include allocated expenses, including professional services, insurance and internal audit.

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

Discovery pays fees to Williams Partners L.P., for direct general and administrative costs incurred on its behalf. These fees reduce the amount of cash available from Discovery for distribution to us.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2008 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the nine months ended September 30, 2009 are the same as those described in our 2008 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2009 vs. 2008		Variance Nine Months 2009 vs. 2008
	2009 (a)	2008 (b)	2009 (a)(b)	2008 (b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services (c)	$154.1	$466.6	$407.2	$988.9	$(312.5)	(67)%	$(581.7)	(59)%
Wholesale Propane Logistics	48.5	82.0	228.2	378.0	(33.5)	(41)%	(149.8)	(40)%
NGL Logistics	3.1	3.5	6.7	8.8	(0.4)	(11)%	(2.1)	(24)%

Total operating revenues	205.7	552.1	642.1	1,375.7	(346.4)	(63)%	(733.6)	(53)%

Gross margin (d):
Natural Gas Services	47.3	198.8	84.3	130.0	(151.5)	(76)%	(45.7)	(35)%
Wholesale Propane Logistics	5.2	0.9	36.8	11.9	4.3	478%	24.9	209%
NGL Logistics	1.9	1.6	4.5	5.4	0.3	19%	(0.9)	(17)%

Total gross margin	54.4	201.3	125.6	147.3	(146.9)	(73)%	(21.7)	(15)%
Operating and maintenance expense	(19.0)	(19.8)	(52.3)	(57.1)	(0.8)	(4)%	(4.8)	(8)%
Depreciation and amortization expense	(16.4)	(13.0)	(47.3)	(38.7)	3.4	26%	8.6	22%
General and administrative expense	(7.9)	(8.5)	(23.6)	(23.9)	(0.6)	(7)%	(0.3)	(1)%
Other	—	—	—	1.5	—	—%	(1.5)	(100)%
Earnings from equity method investments (e)	8.4	6.4	11.0	24.2	2.0	31%	(13.2)	(55)%
Interest income	—	1.8	0.3	5.5	(1.8)	(100)%	(5.2)	(95)%
Interest expense	(7.1)	(8.3)	(21.4)	(24.3)	(1.2)	(14)%	(2.9)	(12)%
Income tax expense	—	(0.1)	(0.1)	(0.7)	(0.1)	(100)%	(0.6)	(86)%
Net income attributable to noncontrolling interests	(2.5)	(5.0)	(3.3)	(32.0)	(2.5)	(50)%	(28.7)	(90)%

Net income (loss) attributable to partners	$9.9	$154.8	$(11.1)	$1.8	$(144.9)	(94)%	$(12.9)	*

Operating data:
Natural gas throughput (MMcf/d) (e)	1,111	816	1,071	926	295	36%	145	16%
NGL gross production (Bbls/d) (e)	30,843	24,824	27,086	29,409	6,019	24%	(2,323)	(8)%
Propane sales volume (Bbls/d)	12,435	11,445	21,146	19,934	990	9%	1,212	6%
NGL pipelines throughput (Bbls/d) (e)	32,417	31,881	27,745	32,681	536	2%	(4,936)	(15)%

*	Percentage change is not meaningful.
(a)	Includes the results of MPP since October 1, 2008, the date of acquisition.
(b)	In April 2009, we completed the acquisition of an additional 25.1% membership interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% membership interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008, which excluded the impact of this transaction.

Additionally, while we utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

Our gross margin for our Natural Gas Services segment changed from $174.9 million and $26.2 million as previously reported in 2008, to $198.8 million and $130.0 million as currently reported, for the three and nine months ended September 30, 2008, respectively.

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010.
(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.
(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, East Texas, Black Lake and Discovery and our proportionate earnings of Black Lake and Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$177.3 million decrease primarily attributable to decreased commodity prices and a decrease in natural gas sales volumes across certain assets, partially offset by increased NGL and condensate sales volumes. 2008 results were significantly impacted by hurricanes and operational downtime, for our Natural Gas Services segment;

•

$138.7 million decrease related to commodity derivative activity, resulting from a gain of $3.4 million in 2009 and gain of $142.1 million in 2008, included in gains from commodity derivative activity, which total to a decrease in gains of $138.7 million. This decrease in gains is the result of a decrease in unrealized gains of $154.0 million due to forward prices of commodities in 2009 compared to a decline in forward prices of commodities in 2008, partially offset by an increase in realized cash settlement gains of $15.3 million due to generally lower average prices of commodities in 2009;

•

$33.5 million decrease primarily attributable to lower propane prices, which impact both sales and purchases, partially offset by increased sales volumes which impact both sales and purchases, for our Wholesale Propane Logistics segment; and

•	$0.8 million decrease primarily attributable to lower commodity prices, for our NGL Logistics segment.

These decreases were partially offset by:

•	$3.9 million increase in transportation, processing and other revenue, primarily attributable to increased fee-based throughput volumes due to the MPP acquisition in our Natural Gas Services segment.

Gross Margin — Gross margin decreased in 2009 compared to 2008, primarily due to the following:

•

$151.5 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity, lower commodity prices, lower gas volumes across certain assets, as well as lower processing margins. These decreases are partially offset by increased fee-based throughput volumes due to the MPP acquisition, as well as NGL and condensate volumes across certain assets. 2008 results were significantly impacted by hurricanes and operational downtime.

This decrease was partially offset by:

•

$4.3 million increase for our Wholesale Propane Logistics segment, primarily as a result of increased volumes and margins in 2009. 2008 results include $3.0 million in unfavorable non-cash lower of cost or market inventory adjustments; and

•	$0.3 million increase for our NGL Logistics segment, primarily attributable to increased throughput volumes and margins.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives and a $1.0 million reimbursement from DCP Midstream, LLC for insurance deductibles relating to the fire at East Texas in the first quarter of 2009, partially offset by increased expenses as a result of the MPP acquisition.

General and Administrative Expense — General and administrative expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by the MPP acquisition.

Earnings from Equity Method Investments — Earnings from equity method investments increased in 2009 compared to 2008, primarily due to increased equity earnings from Discovery. Settlements related to our commodity derivatives on our equity method investments are included in segment gross margin.

Noncontrolling Interest in Income — Noncontrolling interest in income in 2008 represents the noncontrolling interest holders’ portion of the net income of East Texas and our Collbran joint ventures. 2009 also includes the noncontrolling interest holders’ portion of the net income of Jackson, acquired in the MPP acquisition. The decrease in 2009 primarily relates to lower earnings at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas and Wyoming capital projects.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$636.6 million decrease primarily attributable to decreased commodity prices and a decrease in natural gas sales volumes across certain assets. 2008 results were significantly impacted by hurricanes and operational downtime for our Natural Gas Services segment;

•

$149.9 million decrease primarily attributable to lower propane prices, which impact both sales and purchases, partially offset by increased sales volumes, for our Wholesale Propane Logistics segment; and

•

$2.1 million decrease due primarily to lower throughput volumes partially resulting from ethane rejection at certain connected processing plants during the first quarter of 2009 and lower commodity prices, which impact both sales and purchases, for our NGL Logistics segment.

These decreases were partially offset by:

•

$46.6 million increase related to commodity derivative activity, resulting from a loss of $35.5 million in 2009 and a loss of $82.3 million in 2008, included in losses from commodity derivative activity, which total to a decrease in losses of $46.8 million. This decrease in losses includes an increase in realized cash settlement gains of $55.8 million due to generally lower average prices of commodities in 2009, partially offset by an increase in unrealized losses of $9.0 million due to forward prices of commodities increasing in 2009 compared to 2008. We also had a $0.2 million increase in unrealized losses, which is included in sales of natural gas, NGLs and condensate; and

•	$8.4 million increase in transportation processing and other revenue, primarily attributable to increased fee-based throughput volumes due to the MPP acquisition.

Gross Margin — Gross margin decreased in 2009 compared to 2008, primarily due to the following:

•

$45.7 million decrease for our Natural Gas Services segment primarily due to lower commodity prices and lower natural gas volumes and NGL production. These decreases include the impact of a fire at East Texas in the first quarter of 2009, as well as lower processing margins. The decreases were partially offset by increases related to commodity derivative activity and increased fee-based throughput volumes due to the MPP acquisition. 2008 results were significantly impacted by hurricanes and operational downtime; and

•

$0.9 million decrease for our NGL Logistics segment, primarily due to decreased throughput volumes partly resulting from ethane rejection at certain connected processing plants during the first quarter of 2009.

These decreases were partially offset by:

•

$24.9 million increase for our Wholesale Propane Logistics segment as a result of increased volumes and margins, a portion of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008, as well as gains related to commodity derivative activity.

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

Earnings from Equity Method Investments — Earnings from equity method investments decreased in 2009 compared to 2008, primarily due to decreased earnings from Discovery. Settlements related to our commodity derivatives on our equity method investments are included in segment gross margin.

Noncontrolling Interest in Income — Noncontrolling interest in income in 2008 represents the noncontrolling interest holders’ portion of the net income or loss of our East Texas and Collbran joint ventures. 2009 also includes the noncontrolling interest holders’ portion of the net income of Jackson, acquired in the MPP acquisition. The decrease in 2009 primarily relates to lower earnings at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas and Wyoming capital projects.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Colorado and Wyoming systems, our East Texas system, and our Michigan systems acquired in October 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2009 vs. 2008		Variance Nine Months 2009 vs. 2008
	2009 (a)	2008 (b)	2009 (a)(b)	2008 (b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$129.1	$306.4	$379.3	$1,016.1	$(177.3)	(58)%	$(636.8)	(63)%
Transportation, processing and other	22.2	18.7	63.9	54.6	3.5	19%	9.3	17%
Gains (losses) from commodity derivative activity (c)	2.8	141.5	(36.0)	(81.8)	(138.7)	(98)%	45.8	(56)%

Total operating revenues	154.1	466.6	407.2	988.9	(312.5)	(67)%	(581.7)	(59)%
Purchases of natural gas and NGLs	106.8	267.8	322.9	858.9	(161.0)	(60)%	(536.0)	(62)%

Segment gross margin (d)	47.3	198.8	84.3	130.0	(151.5)	(76)%	(45.7)	(35)%
Operating and maintenance expense	(16.1)	(17.5)	(43.8)	(49.0)	(1.4)	(8)%	(5.2)	(11)%
Depreciation and amortization expense	(15.8)	(12.3)	(45.1)	(36.7)	3.5	28%	8.4	23%
Earnings from equity method investment (e)	7.9	6.1	9.7	23.3	1.8	30%	(13.6)	(58)%

Segment net income	23.3	175.1	5.1	67.6	(151.8)	(87)%	(62.5)	(92)%
Segment net income attributable to noncontrolling interests	(2.5)	(5.0)	(3.3)	(32.0)	(2.5)	(50)%	(28.7)	(90)%

Segment net income (loss) attributable to partners	$20.8	$170.1	$1.8	$35.6	$(149.3)	(88)%	$(33.8)	(95)%

Operating data:
Natural gas throughput (MMcf/d) (e)	1,111	816	1,071	926	295	36%	145	16%
NGL gross production (Bbls/d) (e)	30,843	24,824	27,086	29,409	6,019	24%	(2,323)	(8)%

(a)	Includes the results of MPP since October 1, 2008, the date of acquisition.
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

Additionally, while we utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

Our gross margin for our Natural Gas Services segment changed from $174.9 million and $26.2 million as previously reported in 2008, to $198.8 million and $130.0 million as currently reported, for the three and nine months ended September 30, 2008, respectively.

(c)

Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010.

(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.
(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, East Texas and Discovery and our proportionate share of the earnings of Discovery for each period presented. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$198.4 million decrease attributable to decreased commodity prices, which impact both sales and purchases, and includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged;

•

$138.7 million decrease related to commodity derivative activity, resulting from a gain of $2.8 million in 2009 and a gain of $141.5 million in 2008, included in gains from commodity derivative activity, which total to a decrease in gains of $138.7 million. This decrease in gains includes a decrease in unrealized gains of $154.4 million due to forward prices of commodities in 2009 compared to a decline in forward prices of commodities in 2008, partially offset by an increase in realized cash settlement gains of $15.7 million due to generally lower average prices of commodities in 2009.

These decreases were partially offset by:

•

$21.1 million increase, due to an increase in NGL and condensate sales volumes and increased Pelico revenues resulting from a January 1, 2009 amendment to a contract with an affiliate such that certain Pelico revenues changed from a net presentation to a gross presentation. 2008 results were significantly impacted by the effects of hurricanes and operational downtime, as well as curtailed volumes due to a pipeline integrity and system enhancement project at our Wyoming system. These increases were partially offset by a decrease in natural gas sales volumes across certain assets; and

•	$3.5 million increase in transportation, processing and other revenue, primarily as a result of increased fee-based throughput volumes due to the MPP acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2009 compared to 2008, primarily due to lower costs of natural gas supply, driven by lower commodity prices, partially offset by an amendment to a contract with an affiliate, which resulted in a prospective change in certain Pelico purchases from a net presentation to a gross presentation.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily as a result of the following:

•	$138.7 million decrease related to commodity derivative activity, as discussed in the Operating Revenues section above; and

•	$29.6 million decrease due to lower commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged.

These decreases were partially offset by:

•

$11.3 million increase due to increased NGL and condensate volumes, partially offset by lower gas volumes at certain assets, as well as lower processing margins. 2008 results include the effects of hurricanes and operational downtime, as well as curtailed volumes due to a pipeline integrity and system enhancement project at our Wyoming system; and

•	$5.5 million increase primarily as a result of increased fee-based throughput volumes due to the MPP acquisition.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives and a $1.0 million reimbursement from DCP Midstream, LLC for insurance deductibles relating to the fire at East Texas in the first quarter of 2009, partially offset by increased expenses as a result of the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition and our East Texas and Wyoming capital projects.

Earnings from Equity Method Investment — Earnings from equity method investment, representing our 40% ownership of Discovery, increased in 2009 compared to 2008. Settlements related to our commodity derivatives on our equity method investment are included in segment gross margin. Increased equity earnings were primarily as a result of the following variances in earnings drivers, representing 100% of Discovery’s results of operations: an increase in Discovery’s net income of $4.7 million, or 34%, due primarily to $5.1 million lower operating and maintenance expense and $4.9 million higher transportation and gathering revenue. These decreases were partially offset by $2.0 million lower NGL sales margins resulting from lower average per-unit margins on higher volumes, and higher general and administrative expense and depreciation and accretion expense.

Noncontrolling Interest in Income — Noncontrolling interest in income in 2008 represents the noncontrolling interest holders’ portion of the net income of our East Texas and Collbran joint ventures. 2009 also includes the noncontrolling interest holders’ portion of the net income of Jackson, acquired in the MPP acquisition. The decrease in 2009 primarily relates to lower earnings at East Texas.

Natural gas volumes transported, processed and/or treated increased in 2009 compared to 2008, due primarily to increased fee-based throughput from the MPP acquisition and Discovery, partially offset by decreased volumes across certain other systems. NGL production increased in 2009 compared to 2008, due primarily to increased NGL production at Discovery and East Texas. 2008 results include the impact of hurricanes, operational downtime, as well as a pipeline integrity and system enhancement project at our Wyoming system.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$567.6 million decrease attributable to decreased commodity prices, which impact both sales and purchases, and includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged; and

•

$69.0 million decrease due primarily to a decrease in natural gas sales volumes across certain assets, partially offset by increased Pelico revenues due to a January 1, 2009 amendment to a contract with an affiliate such that certain Pelico revenues changed from a net presentation to a gross presentation. 2008 results were significantly impacted by hurricanes and operational downtime, as well as curtailed volumes due to a pipeline integrity and system enhancement project at our Wyoming system.

These decreases were partially offset by:

•

$45.6 million increase related to commodity derivative activity, resulting from a loss of $36.0 million in 2009 and a loss of $81.8 million in 2008, included in losses from commodity derivative activity, which total to a decrease in losses of $45.8 million. This decrease in losses includes an increase in realized cash settlement gains of $52.8 million due to generally lower average prices of commodities in 2009, partially offset by an increase in unrealized losses of $7.0 million due to forward prices of commodities increasing in 2009 compared to 2008. We also had a $0.2 million increase in unrealized loss, which is included in sales of natural gas, NGLs and condensate; and

•	$9.3 million increase in transportation, processing and other revenue, primarily as a result of the MPP acquisition.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2009 compared to 2008, primarily due to lower costs of natural gas supply, driven by lower commodity prices, partially offset by an amendment to a contract with an affiliate, which resulted in a prospective change in certain Pelico purchases from a net presentation to a gross presentation.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily as a result of the following:

•	$90.2 million decrease due to lower commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged; and

•

$16.5 million decrease due to lower natural gas volumes and NGL production, partially resulting from the lower processing margin environment. These decreases include the impact of a fire at East Texas in the first quarter of 2009. 2008 results were significantly impacted by hurricanes and operational downtime, as well as curtailed volumes due to a pipeline integrity and system enhancement project at our Wyoming system.

These decreases were partially offset by:

•	$45.6 million increase related to commodity derivative activity, as discussed in the Operating Revenues section above; and

•	$15.4 million increase primarily as a result of increased fee-based throughput volumes due to the MPP acquisition.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the MPP acquisition.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the MPP acquisition, and our East Texas and Wyoming capital projects.

Earnings from Equity Method Investment — Earnings from equity method investment, representing our 40% ownership of Discovery, decreased in 2009 compared to 2008. Settlements related to our commodity derivatives on our equity method investment are included in segment gross margin. Decreased equity earnings were primarily as a result of the following variances in earnings drivers, representing 100% of Discovery’s results of operations: a decrease in Discovery’s net income of $31.0 million, or 61%, due primarily to $37.0 million lower NGL sales margins resulting from lower average per-unit margins and lower volumes on NGL equity sales, combined with $5.1 million unfavorable other income or expense — net. These decreases were partially offset by $6.6 million higher gathering and transportation revenue, $5.4 million lower operating and maintenance expense and $3.8 million lower depreciation and accretion expense.

Noncontrolling Interest in Income — Noncontrolling interest in income in 2008 represents the noncontrolling interest holders’ portion of the net income or loss of our East Texas and Collbran joint ventures. 2009 also includes the noncontrolling interest holders’ portion of the net income of Jackson, acquired in the MPP acquisition. Noncontrolling interest in income decreased in 2009 compared to 2008 primarily as a result of decreased net income at East Texas.

Natural gas transported, processed and/or treated increased in 2009 compared to 2008, due primarily to increased volumes from the MPP acquisition, partially offset by decreased volumes across certain other assets. NGL production decreased in 2009 compared to 2008, due primarily to decreased NGL production at East Texas and Discovery. Decreased production at East Texas and Discovery includes the impact of a fire at East Texas during the first quarter of 2009 and the impact in 2009 of operational downtime at Discovery following the hurricanes.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes five owned and operated rail terminals, one leased marine terminal, one pipeline terminal, and access to several open-access pipeline terminals:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2009 vs. 2008		Variance Nine Months 2009 vs. 2008
	2009	2008	2009	2008	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$47.9	$81.4	$227.5	$377.4	$(33.5)	(41)%	$(149.9)	(40)%
Other	—	—	0.2	1.1	—	—%	(0.9)	(82)%
Gains (losses) from commodity derivative activity	0.6	0.6	0.5	(0.5)	—	—%	1.0	*

Total operating revenues	48.5	82.0	228.2	378.0	(33.5)	(41)%	(149.8)	(40)%
Purchases of propane	43.3	81.1	191.4	366.1	(37.8)	(47)%	(174.7)	(48)%

Segment gross margin (a)	5.2	0.9	36.8	11.9	4.3	478%	24.9	209%
Operating and maintenance expense	(2.5)	(1.9)	(7.6)	(7.3)	0.6	32%	0.3	4%
Depreciation and amortization expense	(0.3)	(0.3)	(1.0)	(0.9)	—	—%	0.1	11%
Other	—	—	—	1.5	—	—%	(1.5)	*

Segment net income (loss) income attributable to partners	$2.4	$(1.3)	$28.2	$5.2	$3.7	*	$23.0	442%

Operating data:
Propane sales volume (Bbls/d)	12,435	11,445	21,146	19,934	990	9%	1,212	6%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$40.6 million decrease attributable to lower propane prices, which impact both sales and purchases; partially offset by

•	$7.1 million increase attributable to increased sales volumes and margins.

Purchases of Propane — Purchases of propane decreased in 2009 compared to 2008, primarily due lower propane prices, which impact both sales and purchases, partially offset by increased volumes.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, partially as a result of higher volumes and margins. 2008 results included $3.0 million in unfavorable non-cash lower of cost or market inventory adjustments.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2009 compared to 2008 primarily due to property taxes, partially offset by our cost reduction initiatives.

Propane sales volumes increased by 9% in 2009 compared to 2008.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$173.3 million decrease attributable to lower propane prices, which impact both sales and purchases;

•	$0.9 million decrease attributable to other fee revenue; partially offset by

•	$23.4 million increase attributable to increased propane sales volumes and margins; and

•	$1.0 million increase related to commodity derivative activity.

Purchases of Propane — Purchases of propane decreased in 2009 compared to 2008, due to lower propane prices, which impact both sales and purchases, partially offset by increased volumes.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of increased volumes and margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008, and gains related to commodity derivative activity.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2009 compared to 2008 due to property taxes, partially offset by our cost reduction initiatives.

Propane sales volumes increased 6% in 2009 compared to 2008.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2009 vs. 2008		Variance Nine Months 2009 vs. 2008
	2009	2008	2009	2008	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$1.1	$1.9	$2.1	$4.2	$(0.8)	(42)%	$(2.1)	(50)%
Transportation, processing and other	2.0	1.6	4.6	4.6	0.4	25%	—	—%

Total operating revenues	3.1	3.5	6.7	8.8	(0.4)	(11)%	(2.1)	(24)%
Purchases of NGLs	1.2	1.9	2.2	3.4	(0.7)	(37)%	(1.2)	(35)%

Segment gross margin (a)	1.9	1.6	4.5	5.4	0.3	19%	(0.9)	(17)%
Operating and maintenance expense	(0.4)	(0.4)	(0.9)	(0.8)	—	—%	0.1	13%
Depreciation and amortization expense	(0.3)	(0.4)	(1.1)	(1.1)	(0.1)	(25)%	—	—%
Earnings from equity method investment (b)	0.5	0.3	1.3	0.9	0.2	67%	0.4	44%

Segment net income attributable to partners	$1.7	$1.1	$3.8	$4.4	$0.6	55%	$(0.6)	(14)%

Operating data:
NGL pipelines throughput (Bbls/d) (b)	32,417	31,881	27,745	32,681	536	2%	(4,936)	(15)%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “How We Evaluate Our Operations” above.
(b)	Includes our proportionate share of the throughput volumes and earnings of Black Lake and the amortization of the net difference between the carrying amount of Black Lake and the underlying equity of Black Lake, for each period presented.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to lower commodity prices, which impact both sales and purchases, partially offset by increased per unit margins.

Purchases of NGLs — Purchases of NGLs decreased in 2009 compared to 2008, due primarily to lower commodity prices, which impact both sales and purchases.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily due to higher per unit margins.

Earnings from Equity Method Investment — Earnings from equity method investments increased in 2009 compared to 2008, primarily due to decreased operating expenses.

NGL pipeline throughput increased in 2009 compared to 2008. Volumes from new interconnects offset declines from certain connected plants.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to lower commodity prices, which impact both sales and purchases, and lower throughput volumes.

Purchases of NGLs — Purchases of NGLs decreased in 2009 compared to 2008, due primarily to lower commodity prices, which impact both sales and purchases.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily due to decreased throughput volumes.

Earnings from Equity Method Investment — Earnings from equity method investments increased in 2009 compared to 2008, primarily due to decreased operating expenses.

NGL pipeline throughput decreased in 2009 compared to 2008, partially resulting from ethane rejection at certain connected processing plants during the first quarter of 2009. 2008 throughput volumes reflected a higher commodity price environment and increased processing activity.

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

During 2009, there has been a general improvement in the market for and the valuations of equity securities and a general improvement in the availability and cost of funds obtained in the public and private debt markets, as compared with the latter part of 2008. Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our business, although deterioration in our operating environment could limit our borrowing capacity, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our credit agreement. Our sources of funding could include the placement of public and private debt and the issuance of our common units. Current debt and equity market conditions indicate the costs of funds obtained in these markets would likely be greater than what we previously were able to obtain.

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

We have a 5-year credit agreement, or the Credit Agreement, consisting of a $814.6 million revolving credit facility and a $10.0 million term loan facility at September 30, 2009. These amounts are net of non-participation by Lehman Brothers Commercial Bank. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of November 2, 2009, we had approximately $213.0 million of borrowing capacity under the Credit Agreement.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of November 2, 2009 DCP Midstream, LLC had issued and outstanding parental guarantees totaling $103.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream LLC a fee of 0.50% per annum on $60.0 million of these parental guarantees. The fee on the remaining parental guarantees of $43.0 million, which were provided prior to our initial public offering, is covered under the omnibus agreement with DCP Midstream, LLC. As of November 2, 2009 we had a letter of credit of $10.0 million, on which we pay a fee of 0.75% per annum. These parental guarantees and letter of credit reduce the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of November 2, 2009, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

As of September 30, 2009, we had $12.9 million in cash and cash equivalents. Of this balance, as of September 30, 2009, $10.0 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes.

We had a working capital deficit of $13.0 million and working capital of $52.2 million as of September 30, 2009 and December 31, 2008, respectively. Excluding derivative working capital liabilities of $23.6 million and $2.3 million, working capital would be $10.6 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2009	2008
	(Millions)
Net cash provided by operating activities	$95.1	$121.0
Net cash used in investing activities	$(97.9)	$(175.9)
Net cash (used in) provided by financing activities	$(46.2)	$60.3

Net Cash Provided by Operating Activities — The change in net cash provided by operating activities is attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and change in working capital as discussed above.

We received net cash for settlements of our commodity derivative instruments during the nine months ended September 30, 2009 totaling $17.3 million, approximately $3.9 million of which was associated with rebalancing our portfolio. We paid net cash for settlements of our commodity derivative instruments during the nine months ended September 30, 2008 totaling $38.5 million.

We received cash distributions from equity method investments of $10.5 million and $30.8 million during the nine months ended September 30, 2009 and 2008, respectively. Earnings exceeded distributions by $0.5 million for the nine months ended September 30, 2009. Distributions exceeded earnings by $6.6 million for the nine months ended September 30, 2008.

Net Cash Used in Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2009 was comprised of: (1) capital expenditures of $143.0 million (our portion of which was $66.3 million and the noncontrolling interest holders’ portion was $76.7 million), which primarily consisted of expenditures for installation of compression and expansion of our East Texas system, expansion of our Collbran system, and the completion of pipeline integrity system upgrades to our Wyoming system; (2) investments in Discovery of $5.8 million; and (3) a net payment of $0.1 million related to our acquisition of MPP partially offset by (4) net proceeds from sale of available-for-sale securities of $50.0 million; (5) a $0.7 million net working capital adjustment in relation to our acquisition of an additional 25.1% interest in East Texas in April 2009; and (6) proceeds from sale of assets of $0.3 million.

Net cash used in investing activities during the nine months ended September 30, 2008, was primarily used for: (1) capital expenditures of $44.3 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; (2) a payment of $10.9 million related to our acquisition of the MEG subsidiaries; (3) investments in Discovery of $1.9 million; and (4) net purchases of available-for-sale securities of $121.3 million; which were partially offset by (5) $2.5 million of proceeds from the sale of assets.

We invested cash in equity method investments of $5.8 million and $1.9 million during the nine months ended September 30, 2009 and 2008, respectively, of which $1.6 million and $1.9 million, respectively, was to fund our share of capital expansion projects, and $4.2 million in 2009 was to fund repairs to Discovery following damage caused by Hurricane Ike in 2008.

Net Cash (Used in) Provided by Financing Activities — Net cash used in financing activities during the nine months ended September 30, 2009 was comprised of (1) repayments of debt of $157.2 million; (2) distributions to our unitholders and general partner of $62.8 million; and (3) distributions to noncontrolling interests of $15.4 million; partially offset by (4) borrowings of $113.7 million; (5) contributions from non controlling interests of $71.8 million; (6) net changes in advances to predecessor from DCP Midstream, LLC of $3.0 million; and (7) contributions from DCP Midstream, LLC of $0.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2008 was comprised of (1) borrowings of $432.0 million; (2) net proceeds from sales of common limited partner units of $132.1 million; (3) contributions from noncontrolling interests of $12.9 million; (4) contributions from DCP Midstream, LLC of $1.9 million, partially offset by; (5) repayments of debt of $407.0 million; (6) distributions to our unitholders and general partner of $55.8 million; (7) distributions to noncontrolling interests of $41.2 million; and (8) net changes in advances from DCP Midstream, LLC relating to our predecessor of $14.6 million.

During the nine months ended September 30, 2009, total outstanding indebtedness under our $824.6 million credit agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $613.3 million and did not exceed $656.8 million. The weighted average indebtedness outstanding for the nine months ended September 30, 2009 was $646.4 million.

During the nine months ended September 30, 2009 we borrowed (1) $63.7 million under our revolving credit facility for general working capital purposes; and (2) $50.0 million under our revolving credit facility to fund partial repayment of our term loan facility; and we repaid $107.2 million under our revolving credit facility and $50.0 million on our term loan facility.

During the nine months ended September 30, 2008, we borrowed (1) $252.0 million under our revolving credit facility for general corporate purposes; (2) $30.0 million under our revolving credit facility to fund a partial retirement of our term loan facility; and (3) $150.0 million under our term loan facility; and we repaid $377.0 million on our revolving credit facility and $30.0 million on our term loan facility.

We expect to continue to use cash in financing activities for the payment of distributions to our unitholders and general partner. See Note 12 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

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

We incur capital expenditures for our consolidated entities and our equity method investments. Of the total $143.0 million of capital expenditures for the nine months ended September 30, 2009, $66.3 million represents our portion and $76.7 million represents the noncontrolling interest holders’ portion. We paid a total of $66.3 million and $24.3 million for our portion of capital expenditures during the nine months ended September 30, 2009 and 2008, respectively. This amount was comprised of our portion of expansion capital expenditures of $56.4 million and $18.8 million, and our portion of maintenance capital expenditures of $9.9 million and $5.5 million, for the nine months ended September 30, 2009 and 2008, respectively. The amounts we paid for our portion, combined with amounts paid from noncontrolling interests (including DCP Midstream, LLC), amount to our consolidated capital expenditures of $143.0 million and $44.3 million during the nine months ended September 30, 2009 and 2008, respectively. These amounts do not reflect capital expenditures for our equity method investments.

We anticipate our portion of maintenance capital expenditures will be up to $5.0 million and our portion of expansion capital expenditures will be up to $12.0 million for the remainder of 2009. The board of directors may approve additional growth capital during the year, at their discretion.

Our expansion project at Collbran was substantially completed and became commercially operational in late September 2009 when Collbran began delivering gas to Enterprise Gas Processing LLC’s pipeline. Installation of additional compression at Collbran is ongoing and is expected to be operational in the fourth quarter. We have invested approximately $5.6 million in 2008 and $39.5 million during the nine months ended September 30, 2009 on this project. As of November 2, 2009, one of our partners in Collbran has not participated in their respective share of contributions to this project by $2.3 million.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas, our share of which is $14 million, to construct a gathering pipeline to support the East Texas system. In May 2009, service was initiated on the pipeline. As of September 30, 2009, our cumulative net investment in this project is approximately $12.3 million.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $62.8 million during the nine months ended September 30, 2009, as compared to $55.4 million for the same period in 2008. We intend to make quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — We have a 5-year credit agreement, or the Credit Agreement, consisting of a $814.6 million revolving credit facility and a $10.0 million term loan facility at September 30, 2009. The Credit Agreement matures on June 21, 2012. As of September 30, 2009, the outstanding balance on the revolving credit facility was $603.0 million and the outstanding balance on the term loan facility was $10.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition or construction of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At September 30, 2009 and December 31, 2008, we had outstanding letters of credit issued under the Credit Agreement of $0.3 million.

As of September 30, 2009, the interest rate on our term loan facility was 0.35% and the weighted-average interest rate on our revolving credit facility was 0.71% per annum.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of September 30, 2009, is as follows:

	Payments Due by Period
	Total	Remainder of 2009	2010-2012	2013-2014	2015 and Thereafter
	(Millions)
Long-term debt (a)	$683.5	$6.6	$676.9	$—	$—
Operating lease obligations (b)	46.8	4.0	31.5	10.5	0.8
Purchase obligations (c)	708.1	64.3	427.5	155.2	61.1
Other long-term liabilities (d)	9.1	—	0.9	0.1	8.1

Total	$1,447.5	$74.9	$1,136.8	$165.8	$70.0

(a)	Includes interest payments on long-term debt that has been hedged. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Our operating lease obligations are off-balance sheet obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are off balance sheet obligations and include $1.9 million of purchase orders for capital expenditures and $706.2 million of various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business. For contracts where the price paid is based on an index, the amount is based on the forward market prices at September 30, 2009. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $8.3 million of asset retirement obligations and $0.8 million of environmental reserves recognized in the September 30, 2009 condensed consolidated balance sheet.

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

On July 1, 2009, the FASB Accounting Standards Codification, or ASC, became the source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP, as noted in the discussion of Accounting Standards Update, or ASU, 2009-01 below. During the current quarter, the FASB issued several ASUs and ASC’s. The following outlines the ASUs and ASCs that are applicable to us and may have an impact on our condensed consolidated financial statements and related disclosures:

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 is effective for us on January 1, 2011 and we are in the process of assessing the impact of ASU 2009-13 on our condensed consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value,” or ASU 2009-05 — In August 2009, the FASB issued ASU 2009-05 which amended ASC Topic 820-10 “Fair Value Measurements and Disclosures — Overall” for the fair value measurement of liabilities. The amended provisions in this update are designed to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities, helping to improve the consistency in the application of Topic 820 “Fair Value Measurements and Disclosures.” ASU 2009-05 is effective for us on October 1, 2009.We have assessed the impact of ASU 2009-05 and there will be no impact on our condensed consolidated results of operations, cash flows or financial position. We will make the required disclosures in our December 31, 2009 financial statements.

ASU 2009-01 “Topic 105 — Generally Accepted Accounting Principles,” or ASU 2009-01 — In June 2009, the FASB issued ASU 2009-01, which amended ASC Topic 105 “Generally Accepted Accounting Principles,” or ASC 105 which establishes the FASB ASC as the source of authoritative GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards. We adopted the amended provisions of ASC 105 effective September 15, 2009, and have included all required disclosures in this filing. The amended provisions of ASC 105 impacts only disclosures so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 260 “Earnings per Share,” or ASC 260 — In March 2008, the FASB amended guidance relating to earnings per share. The amendment seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights. We adopted these amended provisions effective January 1, 2009. As a result of adopting the amended provisions, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. These amended provisions are applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net income per LPU increased from $2.97 per unit to $5.24 per unit and net loss increased from $(0.75) per unit to $(0.79) per unit for the three and nine months ended September 30, 2008, respectively.

ASC 320 “Investments — Debt and Equity Securities,” or ASC 320 — In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

ASC 323 “Investments — Equity Method and Joint Ventures,” or ASC 323 — In November 2008, the FASB amended guidance on equity method investments. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for; and d) how to account for a change in an investment from the equity method to the cost method. This amendment became effective for us on January 1, 2009, and although it has not impacted the manner in which we apply equity method accounting, this guidance will be considered on a prospective basis to transactions with equity method investees.

ASC 350 “Intangibles — Goodwill and Other,” or ASC 350, ASC 275 “Risks and Uncertainties,” or ASC 275 — In April 2008, the FASB amended guidance relating to intangible assets and risks and uncertainties, for factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. We adopted these amended provisions on January 1, 2009. As a result of acquisitions, we have intangible assets for customer contracts and related relationships in our condensed consolidated balance sheets. Generally, costs to renew or extend such contracts are not significant, and are expensed to the condensed consolidated statements of operations as incurred. During the current quarter, there were no contracts that were recognized as intangible assets that were renewed or extended.

ASC 805 “Business Combinations,” or ASC 805 — In April 2009, the FASB amended guidance relating to business combinations, providing additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of other applicable GAAP. This amendment emphasizes that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to other applicable GAAP. This amendment was effective for us for business combinations with closing dates subsequent to January 1, 2009. During the first three quarters of 2009 we did not have any transactions that were accounted for as business combinations. We will account for any business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

In December 2007, the FASB amended guidance relating to business combinations, which requires the acquiring entity in a business combination subsequent to January 1, 2009 to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We adopted these amended provisions effective January 1, 2009, and will account for all transactions with closing dates subsequent to adoption in accordance with the revised provisions of this standard.

ASC 810 “Consolidation,” or ASC 810 — In December 2007, the FASB amended guidance relating to consolidation, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. These amended provisions also establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted these amended provisions effective January 1, 2009, which required retrospective restatement of our condensed consolidated financial statements for all periods presented in this filing. As a result of adoption, we have reclassified our noncontrolling interest on our condensed consolidated balance sheets, from a component of liabilities to a component of equity and have also reclassified net income attributable to noncontrolling interest on our condensed consolidated statements of operations, to below net income for all periods presented. Furthermore, we have displayed the portion of other comprehensive income that is attributable to the noncontrolling interest within our condensed consolidated statements of comprehensive income. We also added a rollforward of the noncontrolling interest within our condensed consolidated statements of changes in partners’ equity and will present this financial statement on a quarterly basis.

ASC 815 “Derivatives and Hedging,” or ASC 815 — In March 2008, the FASB amended guidance relating to derivatives and hedging to require disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted these amended provisions effective January 1, 2009, and have included all required disclosures in this filing. The amended provisions impact only disclosures, so there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 — In April 2009, the FASB amended guidance relating to fair value measurements and disclosures, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this amendment does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. During 2009, certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

On January 1, 2008 we adopted the fair value measurement and disclosure requirements of ASC 820 for all financial assets and liabilities. Effective January 1, 2009, we adopted the fair value measurement and disclosure requirements for all nonfinancial assets and liabilities. There was no effect on our condensed consolidated results of operations, cash flows, or financial position, and we have included all required disclosures as a result of the adoption of these requirements relative to nonfinancial assets and liabilities. The provisions of these requirements will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is different than would have been calculated prior to the adoption of the fair value measurement and disclosure requirements.

ASC 825 “Financial Instruments,” or ASC 825 — In April 2009, the FASB amended guidance relating to financial instruments, requiring disclosure of summarized financial information for financial instruments. We have instruments that are subject to the fair value disclosure requirements of ASC 825, and are subject to the amended provisions of this guidance. We adopted these amended provisions effective June 30, 2009 and there was no impact on our condensed consolidated results of operations, cash flows or financial position.

ASC 855 “Subsequent Events,” or ASC 855 — In May 2009, the FASB amended guidance relating to subsequent events, which sets forth the recognition and disclosure requirements for events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. We adopted these amended provisions effective June 30, 2009, and there was no effect on our condensed consolidated results of operations, cash flows or financial position as a result of adoption. All appropriate disclosure of subsequent events is made within the footnotes.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At September 30, 2009, the effective weighted-average interest rate on our $603.0 million of outstanding revolver debt was 4.39%, taking into account the $575.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $38.0 million as of September 30, 2009, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.2 million annualized increase or decrease in interest expense.

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

We enter into derivative financial instruments to mitigate the risk of decreased natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. Historically, there has been a relationship between NGL prices and crude oil prices and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate NGL price risk. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk through 2014.

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

The following table sets forth our commodity derivative instruments as of November 2, 2009:

Period	Commodity	Notional Volume	Reference Price	Swap Price Range
October 2009 — December 2009	Natural Gas	2,000 MMBtu/d	Texas Gas Transmission Price (a)	$9.20/MMBtu
October 2009 — December 2009	Natural Gas	1,500 MMBtu/d	NYMEX Final Settlement Price (b)	$8.22/MMBtu
October 2009 — December 2010	Natural Gas	1,634 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (e)	$3.94/MMBtu
January 2010 — December 2010	Natural Gas	1,900 MMBtu/d	Texas Gas Transmission Price (a)	$6.41 -$9.20/MMBtu
January 2011 — December 2012	Natural Gas	1000 MMBtu/d	IFERC Monthly Index Prices for Colorado Interstate Gas Pipeline (e)	$5.89 -$6.89 /MMBtu
January 2011 — December 2012	Natural Gas	1,100 MMBtu/d	Texas Gas Transmission Price (a)	$6.41 -$6.80/MMBtu
January 2010 — December 2013	Natural Gas	1,000 MMBtu/d	NYMEX Final Settlement Price (b)	$8.22/MMBtu
October 2009 — December 2009	Natural Gas Basis	1,500 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (c)	NYMEX less $0.68/MMBtu
January 2010 — December 2013	Natural Gas Basis	1,000 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (c)	NYMEX less $0.68/MMBtu
October 2009 — December 2009	Crude Oil	2,450 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$63.05 - $86.95/Bbl
January 2010 — December 2010	Crude Oil	2,415 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$63.05 - $87.25/Bbl
April 2010 — December 2011	Crude Oil	250 Bbls/d	Asian-pricing of NYMBEX crude oil futures (d)	$56.75 - $59.30/Bbl
January 2011 — December 2011	Crude Oil	2,350 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$66.72 - $83.80/Bbl
January 2012 — December 2012	Crude Oil	2,125 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$66.72 - $90.00/Bbl
January 2013 — December 2013	Crude Oil	2,050 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$67.60 - $83.00/Bbl
January 2014 — December 2014	Crude Oil	1,000 Bbls/d	Asian-pricing of NYMEX crude oil futures (d)	$74.90 - $84.70/Bbl
October 2009 — March 2010	NGLs	839 Bbls/d	Mt. Belvieu Non-TET (f)	$0.66 - $1.63/Gal

(a)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(b)	NYMEX final settlement price for natural gas futures contracts (NG).
(c)	The Inside FERC monthly published index price for Panhandle Eastern Pipe Line (Texas, Oklahoma—mainline) less the NYMEX final settlement price for natural gas futures contracts.
(d)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(e)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(f)	The average monthly OPIS price for Mt. Belvieu Non-TET.

We utilize crude oil and NGL derivatives to mitigate a portion of our commodity price exposure for propane and heavier NGLs. Due to current movements in the relationship of NGL prices to crude oil prices outside of recent historical ranges, we have provided an additional sensitivity factor to capture movements up or down in this relationship. We have combined the NGL and crude oil sensitivities into one factor, and added our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes. Given our current contract mix and the commodity derivative contracts we have in place, we have updated our annualized sensitivities for 2009 as shown in the table below, which excludes the impact from mark-to-market on our commodity derivatives.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$1.00	MMBtu	$0.1
Crude oil prices (a)	$5.00	Barrel	$1.4
NGL to crude oil price relationship (b)	5 percentage point change	Barrel	$4.3

(a)	Assuming 60% NGL to crude oil price relationship.
(b)	Assuming 60% NGL to crude oil price relationship and $60.00/Bbl crude oil price. Generally, this sensitivity changes by $1.5 million for each $20.00/Bbl change in the price of crude oil. As crude oil prices increase from $60.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $60.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

We estimate the following non-cash sensitivities in 2009 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$4.5
Crude oil prices	$5.00	Barrel	$19.3
NGL prices	$0.10	Gallon	$0.5

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Except for the two matters noted below, the information required for this item is provided in Note 17, “Commitments and Contingent Liabilities,” included in Item 8 of our 2008 Form 10-K, which information is incorporated by reference into this item.

Anderson Gulch — In February 2009, the Colorado Department of Public Health and Environment, or CDPHE, issued a Notice of Violation that alleges violations of the air permit at our Anderson Gulch gas plant in 2008. The Anderson Gulch gas plant is owned by Collbran Valley Gas Gathering, LLC, or Collbran, our 70% owned joint venture in western Colorado. Collbran resolved this matter with the CDPHE and paid $186,000 in October, 2009.

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000, which includes periods of time prior to our ownership of this asset. Our responsibility for this judgment will be limited to the time period after we acquired the asset from DCP Midstream, LLC in December 2005. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas and will continue to defend ourselves vigorously against this claim. El Paso filed an additional lawsuit in the District Court of Webster Parish, Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the Minden processing plant. The Louisiana court determined in August 2009 that El Paso’s Louisiana claims were barred by the doctrine of res judicata and dismissed the case with prejudice in Louisiana. El Paso has appealed this decision. As a result of the jury verdict in the Texas litigation, we recorded a contingent liability of $2.5 million in the fourth quarter of 2008 for this matter, which is included in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2009 and in other current liabilities in the condensed consolidated balance sheets as of December 31, 2008.

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

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are natural gas prices, the cost of finding and producing natural gas and the general condition of the credit and financial markets. Natural gas prices are lower in recent periods when compared to historical periods. For example, the rolling twelve-month average New York Mercantile Exchange, or NYMEX, daily settlement price of natural gas futures contracts per MMBtu was $5.93 as of September 30, 2009, $5.10 as of June 30, 2009, $4.83 as of March 31, 2009 and was $6.21, $7.96 and $7.23 as of December 31, 2008, 2007 and 2006, respectively. During periods of natural gas price decline, in particular in periods when capital markets are experiencing severe strain as in the current economy, the level of drilling activity could decrease. Suppliers that finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity may not be able or willing to do so under current market conditions, which continue to demonstrate a decline from prior periods in credit availability and a reduction in equity values. When combined with a reduction of cash flow resulting from recent declines in natural gas prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems.

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

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightening and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we may be unable to obtain insurance on commercially reasonable terms, if at all. If we incur a significant disruption in our operations or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 6, 2009.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/S/ MARK A. BORER
Name:	Mark A. Borer
Title:	Chief Executive Officer

By:	/S/ ANGELA A. MINAS
Name:	Angela A. Minas
Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as
Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1
(File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as
Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K
(File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.