Form 10-K
period 2009-12-31
DCP Midstream Partners, LP
filed 2010-03-11
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-32678

DCP MIDSTREAM PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	03-0567133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 2775 Denver, Colorado	80202 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 303-633-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934, or the Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common limited partner units held by non-affiliates of the registrant on June 30, 2009, was approximately $429,482,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2009.

As of March 9, 2010, there were outstanding 34,608,183 common limited partner units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

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

•

the level and success of natural gas drilling around our assets, the level and quality of gas production volumes around our assets and our ability to connect supplies to our gathering and processing systems in light of competition;

•	our ability to grow through acquisitions, contributions from affiliates, or organic growth projects, and the successful integration and future performance of such assets;

•

our ability to access the debt and equity markets, which will depend on general market conditions, inflation rates, interest rates and our ability to effectively limit a portion of the adverse effects of potential changes in interest rates by entering into derivative financial instruments, our ability to comply with the covenants to our credit agreement, and our ability to maintain our credit rating;

•	our ability to purchase propane from our principal suppliers for our wholesale propane logistics business;

•

our ability to construct facilities in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for supplies;

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

OUR PARTNERSHIP

DCP Midstream Partners, LP along with its consolidated subsidiaries, or we, us, our, or the partnership, is a Delaware master limited partnership formed in August 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We completed our initial public offering on December 7, 2005. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; transporting, storing and selling propane in wholesale markets; and producing, fractionating, transporting and selling NGLs and condensate. Supported by our relationship with DCP Midstream, LLC and its parents, Spectra Energy Corp, or Spectra Energy, and ConocoPhillips, we have a management team dedicated to executing our growth strategy by acquiring and constructing additional assets.

Our operations are organized into three business segments, Natural Gas Services, Wholesale Propane Logistics and NGL Logistics. A map representing the geographic location and type of our assets for all segments is set forth below. Additional maps detailing the individual assets can be found on our website at www.dcppartners.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report. For more information on our segments, see the “Our Operating Segments” discussion below.

OVERVIEW AND STRATEGIES

Our Business Strategies

Our primary business objectives are to have sustained company profitability, a strong balance sheet and profitable growth; thereby increasing our cash distribution per unit over time. We intend to accomplish this objective by executing the following business strategies:

Optimize: maximize the profitability of existing assets.    We intend to optimize the profitability of our existing assets by maintaining existing volumes and adding new volumes to enhance utilization, improve operating efficiencies and capture marketing opportunities when available. Our facilities, terminals and pipelines have excess capacity, which allows us to connect new supplies of natural gas and NGLs at minimal incremental cost. Our wholesale propane logistics business has diversified supply options that allow us to capture lower cost supply to lock in our margin, while providing reliable supplies to our customers.

Build: capitalize on organic expansion opportunities.    We continually evaluate economically attractive organic expansion opportunities to construct midstream systems in new or existing operating areas. For example, we believe there are opportunities to expand several of our gas gathering systems to attach increased volumes of natural gas produced in the areas of our operations. We also believe that we can continue to expand our wholesale propane logistics business via the construction of new propane terminals.

Acquire: pursue strategic and accretive acquisitions.    We pursue strategic and accretive acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation. We believe there will continue to be acquisition opportunities as energy companies continue to divest their midstream assets. We intend to pursue acquisition opportunities both independently and jointly with DCP Midstream, LLC and its parents, Spectra Energy and ConocoPhillips, and we may also acquire assets directly from them, which we believe will provide us with a broader array of growth opportunities than those available to many of our competitors.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of increasing our cash distribution per unit because of the following competitive strengths:

Affiliation with DCP Midstream, LLC and its parents.    Our relationship with DCP Midstream, LLC and its parents, Spectra Energy and ConocoPhillips, should continue to provide us with significant business opportunities. DCP Midstream, LLC is one of the largest gatherers of natural gas (based on wellhead volume), and one of the largest producers and marketers of NGLs in North America. This relationship also provides us with access to a significant pool of management talent. We believe our strong relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies. Additionally, we believe DCP Midstream, LLC, which operates many of our assets on our behalf, has established a reputation in the midstream business as a reliable and cost-effective supplier of services to our customers, and has a track record of safe, efficient and environmentally responsible operation of our facilities.

We believe we are an important growth vehicle for DCP Midstream, LLC to pursue the acquisition, expansion, and organic construction of midstream natural gas, wholesale propane, NGL and other complementary energy businesses and assets. DCP Midstream, LLC has also provided us with growth opportunities through acquisitions directly from it. We expect to have future opportunities to make additional acquisitions directly from DCP Midstream, LLC; however, we cannot say with any certainty which, if any, of these acquisitions may be made available to us, or if we will choose to pursue any such opportunity. In addition, through our relationship with DCP Midstream, LLC and its parents, we believe we have strong commercial relationships throughout the energy industry and access to DCP Midstream, LLC’s broad operational, commercial, technical, risk management and administrative infrastructure.

DCP Midstream, LLC has a significant interest in our partnership through its approximately 1% general partner interest in us, our incentive distribution rights and an approximately 34% limited partner interest in us. We have entered into an omnibus agreement, or the Omnibus Agreement, with DCP Midstream, LLC and some of its affiliates that govern our relationship with them regarding the operation of many of our assets, as well as certain reimbursement and indemnification matters.

Strategically located assets.    Our assets are strategically located in areas that have potential for expanding each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active natural gas producing areas including Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. These natural gas gathering systems provide a variety of services to our customers including natural gas gathering, compression, treating, processing, fractionation and transportation services. The strategic location of our assets, coupled with their geographic diversity, presents us continuing opportunities to provide competitive natural gas services to our customers and opportunities to attract new natural gas production. Our NGL Logistics segment has strategically located NGL transportation pipelines in Colorado, Kansas, Louisiana and Texas which are major NGL producing regions. Our NGL pipelines connect to various natural gas processing plants in the region and transport the NGLs to large fractionation facilities, a petrochemical plant or an underground NGL storage facility along the Gulf Coast. Our Wholesale Propane Logistics Segment has terminals in the northeastern and upper midwestern states that are strategically located to receive and deliver propane to one of the largest demand areas for propane in the United States.

Stable cash flows.    Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our derivative activities, generate relatively stable cash flows. While certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2014 with fixed price natural gas, NGL and crude oil swaps.

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

Comprehensive propane logistics systems.    We have multiple propane supply sources and terminal locations for wholesale propane delivery. We believe our diversity of supply source and logistics capabilities allows us to provide our customers with reliable supplies of propane during periods of tight supply. These capabilities also allow us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.

Experienced management team.    Our senior management team and board of directors include some of the most senior officers of DCP Midstream, LLC and former senior officers from other energy companies who have extensive experience in the midstream industry. Our management team has a proven track record of enhancing value through the acquisition, optimization and integration of midstream assets.

Midstream Natural Gas Industry Overview

General

The midstream natural gas industry is the link between exploration and production of natural gas and the delivery of its components to end-use markets, and consists of the gathering, compression, treating, processing, transporting, storing and selling of natural gas, and the production, transporting and selling of NGLs.

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

Natural Gas Compression

Gathering systems are generally operated at design pressures that will maximize the total throughput from all connected wells. Since wells produce at progressively lower field pressures as they deplete, it becomes increasingly difficult to deliver the remaining lower pressure production from the well against the prevailing gathering system pressures. Natural gas compression is a mechanical process in which a volume of wellhead gas is compressed to a desired higher pressure, allowing gas to flow into a higher pressure downstream pipeline to be brought to market. Field compression is typically used to lower the pressure of a gathering system to operate at a lower pressure or provide sufficient pressure to deliver gas into a higher pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise would not be produced.

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

In addition to NGLs, natural gas collected through a gathering system may also contain impurities, such as water, sulfur compounds, nitrogen or helium, which must also be removed to meet the quality standards for long-haul pipeline transportation. As a result, a natural gas processing plant will typically provide ancillary services such as dehydration and condensate separation prior to processing. Dehydration removes water from the natural gas stream, which can form ice when combined with natural gas and cause corrosion when combined with carbon dioxide or hydrogen sulfide. Natural gas with a carbon dioxide or hydrogen sulfide content higher than permitted by pipeline quality standards requires treatment with chemicals called amines at a separate treatment plant prior to processing. Condensate separation involves the removal of liquefied hydrocarbons from the natural gas stream. Once the condensate has been removed, it may be stabilized for transportation away from the processing plant via truck, rail or pipeline.

Wholesale Propane Logistics Overview

General

Wholesale propane logistics covers the receipt of propane from processing plants, fractionation facilities and crude oil refineries, the transportation of that propane by pipeline, rail or ship to terminals and storage facilities, the storage of propane and the delivery of propane to retail distributors.

Production of Propane

Propane is extracted from the natural gas stream at processing plants, separated from NGLs at fractionation facilities or separated from crude oil during the refining process. Most of the propane that is consumed in the United States is produced at processing plants, fractionation facilities and refineries located in the United States or in foreign locations, particularly Canada, the North Sea, East Africa and the Middle East. There are limited processing plants, fractionation facilities and propane production in the northeastern United States.

Propane Demand

Propane demand is typically highest in suburban and rural areas where natural gas is not readily available, such as the northeastern United States. Propane is supplied by wholesalers to retailers to be sold to residential and commercial consumers primarily for heating and industrial applications. Propane demand is typically highest in the winter heating season months of October through April.

Transportation and Storage

Due to the region’s limited propane production and relatively high demand, the northeastern United States is an importer of propane. It relies almost exclusively on pipeline, marine and rail sources for incoming supplies from both domestic and foreign locations. Independent terminal operators and wholesale distributors, own, lease or have access to propane storage facilities that receive supplies via pipeline, ship or rail. Generally, inventories in the propane storage facilities increase during the spring and summer months for delivery to customers during the fall and winter heating season when demand is typically at its peak.

Delivery

Often, upon receipt of propane at marine, rail and pipeline terminals, product is delivered to customer trucks or is stored in tanks located at the terminals or in off-site bulk storage facilities for future delivery to customers. Most terminals and storage facilities have a tanker truck loading facility commonly referred to as a “rack.” Typically independent retailers will rely on independent trucking companies to pick up propane at the rack and transport it to the retailer at its location. Each truck has transport capacity of generally between 9,500 and 12,500 gallons of propane.

OUR OPERATING SEGMENTS

Natural Gas Services Segment

General

Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varying array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, fractionating, transporting and storing natural gas; however, we do not offer all services in every location. These assets are positioned in areas with active drilling programs and opportunities for both organic growth and readily integrated acquisitions. We operate in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Northern Louisiana system (including the Minden, Ada and Pelico systems), our Southern Oklahoma system (Lindsay system), our 40% equity interest in the Discovery system, our 50.1% operating interest in the East Texas system, our 70% operating interest in the Collbran system, our Douglas system, and our Michigan systems. The Southern Oklahoma and East Texas systems provide operating synergies and opportunities for growth in conjunction with DCP Midstream, LLC. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

Our Natural Gas Services segment consists of approximately 4,700 miles of pipe, four processing plants, six treating plants and two NGL fractionation facilities. The processing plants that service our natural gas gathering systems include one cryogenic facility with approximately 115 MMcf/d of processing capacity, one refrigeration style facility with approximately 45 MMcf/d of processing capacity and two cryogenic facilities, one owned by Discovery and the other by East Texas with our proportionate share at approximately 631 MMcf/ d of processing capacity. Further, our Minden and Discovery processing facilities both have ethane rejection capabilities that serve to optimize the value of the gas stream. The combined NGL production from our processing facilities is in excess of 28,000 barrels per day and is delivered and sold into various NGL takeaway pipelines or trucked out.

The volume throughput on our assets is in excess of 1,000 MMcf/d, originating from a diversified mix of natural gas producing companies. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint.

In total, our natural gas gathering systems have the ability to deliver gas into over 20 downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.

Gathering Systems, Processing Plants and Transportation Systems

Following is operating data for our systems:

System	Approximate Gas Gathering and Transmission System (Miles)	Partnership Operated Plants		Plants Operated by Third Party		Partnership Operated Fractionator	Fractionator Operated by Third Party	Approximate Net Plant Capacity (MMcf/d)(a)	2009 Operating Data
									Natural Gas Throughput (MMcf/d)(a)	NGL Production (Bbls/d)(a)
Minden	725	1	(b)	—		—	—	115	70	4,396
Ada	130	1	(b)	—		—	—	45	44	170
Pelico	600	—		—		—	—	—	162	—
Southern Oklahoma (Lindsay)	225	—		—		—	—	—	19	2,154
Collbran	40	1	(c)	—		—	—	84	61	735
Douglas	1,300	—		—		—	—	—	17	1,835
Michigan	440	5	(c)	—		—	—	495	261	—
Discovery	300	—		1	(b)	—	1	240	182	6,495
East Texas	900	1	(b)	—		1	—	391	256	13,046

Total	4,660	9		1		1	1	1,370	1,072	28,831

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share for 2009 divided by 365 days.

(b)	Represents NGL extraction plants.

(c)	Represents treating plants.

Our Northern Louisiana system includes our Minden, Ada and Pelico systems, which gather natural gas from producers and deliver it for processing to the processing plants. Through our Northern Louisiana system, we offer producers and customers wellhead-to-market services. Our Northern Louisiana system has numerous market outlets for the natural gas we gather, including several intrastate and interstate pipelines, major industrial end-users and major power plants. The system is strategically located to facilitate the transportation of natural gas from Texas and northern Louisiana to pipeline connections linking to markets in the eastern and northeastern areas of the United States.

The Minden processing plant is a cryogenic natural gas processing and treating plant located in Webster Parish, Louisiana. This processing plant has amine treating and ethane recovery and rejection capabilities such that we can recover approximately 80% of the ethane contained in the natural gas stream. In addition, the processing plant is able to reject the majority of the ethane when justified by market economics. This processing flexibility enables us to maximize the value of ethane for our customers. In 2002, the Minden processing plant was upgraded to enable greater ethane recovery and rejection capabilities. As part of that project, we reached an agreement with certain customers to receive 100% of the realized margin attributable to the incremental value of ethane recovered as an NGL from the natural gas stream when appropriate market conditions exist. NGLs produced at the Minden processing plant are delivered to our 45% owned Black Lake pipeline.

The Ada gathering system is located in Bienville and Webster Parish in Louisiana and the Ada processing plant is a refrigeration natural gas processing plant located in Bienville Parish, Louisiana. This low pressure gathering system compresses and processes natural gas for our producing customers and delivers residue gas into our Pelico intrastate system. We then sell the NGLs to third-parties who truck them from the plant tailgate.

The Pelico system is an intrastate natural gas gathering and transportation pipeline that gathers and transports natural gas that does not require processing from producers in the area. Additionally, the Pelico system transports processed gas from the Minden and Ada processing plants and natural gas supplied from third party interstate and intrastate natural gas pipelines. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana.

Our Southern Oklahoma system is located in the Golden Trend area of McClain, Garvin and Grady counties in southern Oklahoma. The system was acquired from Anadarko Petroleum Corporation in May 2007 and is adjacent to assets owned by DCP Midstream, LLC. Natural gas gathered by the system is delivered to a DCP Midstream, LLC processing plant.

Our Collbran system consists of assets in the southern Piceance Basin that gather natural gas at high pressure from over 20,000 dedicated acres in western Colorado. Our original 70% operating interest in the Collbran system was acquired from DCP Midstream, LLC in August 2007 immediately following its acquisition of Momentum Energy Group, Inc, or MEG. We acquired an additional 5% interest in Collbran from Delta Petroleum Corporation in February 2010, bringing our total ownership in the Collbran system to 75%. The remaining 25% interest in the joint venture is held by Occidental Petroleum Corporation who, along with Delta Petroleum Corporation, are the producers on the system. The Collbran system underwent expansion, completed in the third quarter of 2009, which consisted of an additional 24-inch pipeline loop and installation of compression at the Anderson Gulch site. The expansion increased the pipeline capacity to over 200 MMcf/d and enables gas deliveries to the third-party Meeker Plant through a downstream connection with Enterprise Products Partners LP. As a result of our arrangement with Enterprise Products Partners LP, we have decommissioned the processing services at our natural gas processing plant at the Anderson Gulch site. However, this plant will continue to provide treating and compression services.

Our Douglas system consists of over 1,300 miles of natural gas gathering pipelines that cover more than 4,000 square miles in Wyoming. The system gathers primarily rich casing-head gas from oil wells at low pressure and delivers the gas to a third party for processing under a fee agreement. The Douglas system was acquired from DCP Midstream, LLC in August 2007 immediately following its acquisition of MEG.

Our Michigan systems were acquired from Michigan Pipeline & Processing, LLC, or MPP, on October 1, 2008 and from MichCon Pipeline Company in November 2009. These assets consist of five natural gas treating plants and an approximately 330-mile gas gathering pipeline system with throughput capacity of 495 MMcf/d; an approximately 55-mile residue gas pipeline, or Bay Area pipeline; a 75% interest in Jackson Pipeline Company, a partnership owning an approximately 25-mile residue pipeline; and a 44% interest in the 30-mile Litchfield pipeline.

We have a 40% equity interest in Discovery, which we acquired from DCP Midstream, LLC in July 2007. The remaining 60% is owned by Williams Partners, L.P. Discovery owns (1) a natural gas gathering and transportation pipeline system located primarily off the coast of Louisiana in the Gulf of Mexico, with six delivery points connected to major interstate and intrastate pipeline systems; (2) a cryogenic natural gas processing plant in Larose, Louisiana; (3) a fractionator in Paradis, Louisiana; and (4) an NGL pipeline connecting the gas processing plant to the fractionator. The Discovery system, operated by the Williams Companies, offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. The Discovery system is able to reject the majority of the ethane when justified by market economics.

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

We have a 50.1% consolidating interest in East Texas. We acquired an initial 25% limited liability company interest in East Texas from DCP Midstream, LLC in July 2007, and an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC in April 2009. Our East Texas system gathers, transports, treats, compresses and processes natural gas and NGLs. Our East Texas facility may also fractionate NGL production, which can be marketed at nearby petrochemical facilities. Our East Texas system, located near Carthage, Texas, includes a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems. The complex includes the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines and acts as a key exchange point for the purchase and sale of residue gas in the eastern Texas region. The East Texas system consists of approximately 900-miles of pipe, processing capacity of 780 MMcf/d and fractionation capacity of 11,000 Bbls/d.

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

The NGLs extracted from the natural gas at the Minden processing plant are delivered to our 45%-owned Black Lake pipeline through our wholly-owned Minden NGL pipeline. The Black Lake pipeline delivers NGLs to Mt. Belvieu. The NGLs extracted from natural gas at the Ada processing plant are sold at market index prices to affiliates and are delivered to third parties’ trucks at the tailgate of the plant.

The Southern Oklahoma system has access to a mix of mid-continent pipelines and markets through DCP Midstream, LLC owned processing plants.

The Collbran system in western Colorado gathers, compresses and redelivers unprocessed gas to the third party Meeker plant.

The Douglas system in the Powder River basin in northeastern Wyoming delivers to the Kinder Morgan Interstate Gas Transmission interstate pipeline. The NGLs on the Douglas system are transported on the ConocoPhillips owned Powder River Pipeline.

The Michigan Antrim gas gathering and treating system delivers Antrim Shale gas to the South Chester Treating Complex. Antrim Shale natural gas requires treating in order to meet downstream gas pipeline quality specifications. The treated gas is transported away from the tailgate of the plant. The Bay Area pipeline delivers fuel gas to a third party power plant owned by Consumers Energy. The Jackson Pipeline is operated by Consumers Energy and connects several intrastate pipelines with the Eaton Rapids gas storage facility. The Litchfield pipeline is operated by ANR Pipeline Company and facilitates receipts or deliveries between ANR Pipeline Company and the Eaton Rapids storage facility.

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

The East Texas system delivers gas primarily through its Carthage Hub which delivers residue gas to ten different interstate and intrastate pipelines including CenterPoint Energy Gas Transmission, Texas Gas Transmission, Tennessee Gas Pipeline Company, Natural Gas Pipeline Company of America, Gulf South Pipeline Company, Enterprise and others. Certain of the lighter NGLs, consisting of ethane and propane, are fractionated at the East Texas facility and sold to regional petrochemical purchasers. The remaining NGLs, including butanes and natural gasoline, are purchased by DCP Midstream, LLC and shipped on the Panola NGL pipeline to Mont Belvieu for fractionation and sale.

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

Our contracts with our producing customers in our Natural Gas Services segment are primarily a mix of commodity sensitive percent-of-proceeds contracts and non-commodity sensitive fee-based contracts. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at Minden, Southern Oklahoma, Douglas and East Texas are processed under percent-of-proceeds contracts due to the processing value of the gas streams at each of these systems. Discovery has percent-of-proceeds contracts and fee-based contracts, as well as some keep-whole contracts. The majority of the contracts for our Pelico, Ada, Collbran and Michigan systems are fee-based agreements. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, with some exceptions, notably in late 2008 to early 2009, when NGL pricing has been at a greater discount to crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Changes in the relationship of the price of NGLs and crude oil will cause our commodity price sensitivities to vary. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing operations through 2014.

Discovery’s wholly owned subsidiary, Discovery Gas Transmission, owns the mainline and the Federal Energy Regulatory Commission, or FERC-regulated laterals, which generate revenues through a tariff on file with FERC for several types of service: traditional firm transportation service with reservation fees (although no current shippers have elected this service); firm transportation service on a commodity basis with reserve dedication; and interruptible transportation service. In addition, for any of these general services, Discovery Gas Transmission has the authority to negotiate a specific rate arrangement with an individual shipper and has several of these arrangements currently in effect.

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

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our retail propane distribution customers with reliable, low cost deliveries and greater volumes of propane during periods of tight supply such as the winter months. We believe these factors generally result in our maintaining favorable relationships with our customers and allowing us to remain a supplier to many of the large retail distributors in the northeastern United States. As a result, we serve as the baseload provider of propane supply to many of our retail propane distribution customers.

Pipeline deliveries to the northeast market in the winter season are generally at capacity and competing pipeline dependent terminals can have supply constraints or outages during peak market conditions. Our system of terminals has excess capacity, which provides us with opportunities to increase our volumes with minimal additional cost. Additionally, we constructed a propane pipeline terminal located in Midland, Pennsylvania that became operational in May 2007, and we are actively seeking new terminals through acquisition or construction to expand our distribution capabilities.

Our Terminals

Our operations include five owned and operated propane rail terminals with aggregate storage capacity of 19 MBbls, one propane marine terminal with storage capacity of 410 MBbls, one propane pipeline terminal with storage capacity of 56 MBbls and access to several open access pipeline terminals. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. The marine terminal is leased on a long-term lease agreement. Each of our rail terminals consist of two to three propane tanks with capacity of between 120,000 and 270,000 gallons for storage, and two high volume racks for loading propane into trucks. Our aggregate truck-loading capacity is approximately 400 trucks per day. We could expand each of our terminals’ loading capacity by adding a third rack to handle future growth. High volume submersible pumps are utilized to enable trucks to fully load within 15 minutes. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases. Each terminal relies on leased rail trackage for the storage of the majority of its propane inventory in these leased railcars. These railcars mitigate the need for larger numbers of fixed storage tanks and reduce initial capital needs when constructing a terminal. Each railcar holds approximately 30,000 gallons of propane.

Propane Supply

Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements under index-based pricing. The remaining supply is purchased on annual or month-to-month terms to match our anticipated sale requirements. During 2009 and 2008, our primary suppliers of propane included a subsidiary of DCP Midstream, LLC, Aux Sable Liquid Products LP and Spectra Energy.

For our rail terminals, we contract for propane at various major supply points in the United States and Canada, and transport the product to our terminals under long-term rail commitments, which provide fixed transportation costs that are subject to prevailing fuel surcharges. We also purchase propane supply from natural gas fractionation plants and crude oil refineries located in the Texas and Louisiana Gulf Coast. Through this process, we take custody of the propane and either sell it in the wholesale market or store it at our facilities. We entered into a long term contract with Spectra Energy for our marine terminal that offers both product and shipping capabilities.

Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may periodically recognize non-cash lower of cost or market inventory adjustments.

Customers and Contracts

We typically sell propane to retail propane distributors under annual sales agreements negotiated each spring that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a retail propane distributor desires to purchase propane from us on a fixed price basis, we sometimes enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by entering into either offsetting physical purchase agreements or financial derivative instruments, with DCP Midstream, LLC or third parties that generally match the quantities of propane subject to these fixed price sales agreements. Our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. Historically, approximately 75% of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.

We had one third-party customer in our Wholesale Propane Logistics segment that accounted for greater than 10% of our revenues.

Competition

The wholesale propane business is highly competitive in the upper midwest and northeastern regions of the United States. Our wholesale propane business’ competitors include integrated oil and gas and energy companies, and interstate and intrastate pipelines.

NGL Logistics Segment

General

We operate our NGL Logistics business in the states of Louisiana and Texas, and from January 2010, we also operate in Colorado and Kansas.

Our NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, a petrochemical plant and an underground NGL storage facility. In aggregate, our NGL transportation business has 95 MBbls/d of capacity, which includes the Wattenberg pipeline acquired in January 2010, and in 2009 average throughput was approximately 30 MBbls/d for Seabreeze, Wilbreeze and Black Lake pipelines.

Our pipelines provide transportation services to customers on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods in the past, and will likely experience periods in the future, when higher relative natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.

NGL Pipelines

Seabreeze and Wilbreeze Pipelines.    The Seabreeze interstate NGL pipeline is approximately 68-miles long, has capacity of 33 MBbls/d and for 2009 average throughput on the pipeline was approximately 17 MBbls/d. The Seabreeze pipeline, located in Texas, delivers NGLs to a large third-party processing plant with capacity of approximately 340 MMcf/d located in Matagorda County, and a NGL pipeline. The Seabreeze pipeline is the sole NGL pipeline for one processing plant and is the only delivery point for two NGL pipelines. One third party NGL pipeline transports NGLs from five natural gas processing plants located in southeastern Texas that have aggregate processing capacity of approximately 1.6 Bcf/d. Three of these processing plants are owned by DCP Midstream, LLC. In total, seven processing plants produce NGLs that flow into the Seabreeze pipeline from processed natural gas produced in southern Texas and offshore in the Gulf of Mexico. The Seabreeze pipeline delivers the NGLs it receives from these sources to a third party fractionator and a third party storage facility. The Wilbreeze interstate pipeline, located in Texas, is approximately 39-miles long, has a current capacity of 11 MBbls/d and average throughput on the pipeline was approximately 6 MBbls/d for 2009.

Wattenberg Pipeline.    The Wattenberg NGL pipeline that we purchased in January 2010 is approximately 350 miles long and has capacity of 22 MBbls/d. It originates in the Denver-Julesburg, or DJ, basin in Colorado and terminates near the Conway hub in Bushton, Kansas.

Black Lake Pipeline.    The Black Lake interstate NGL pipeline is approximately 317-miles long, has capacity of 40 MBbls/d and for 2009, average throughput on the Black Lake pipeline at our 45% interest was approximately 8 MBbls/d. The Black Lake pipeline was constructed in 1967 and delivers NGLs from processing plants in northern Louisiana and southeastern Texas to fractionation plants at Mont Belvieu on the Texas Gulf Coast. The Black Lake pipeline receives NGLs from three natural gas processing plants in northern Louisiana, including our Minden plant, Regency Intrastate Gas, LLC’s Dubach processing plant and Chesapeake Energy Corporation’s Black Lake processing plant. The Black Lake pipeline is the sole NGL pipeline for all of these natural gas processing plants in northern Louisiana, as well as the Ceritas South Raywood processing plant located in southeastern Texas, and also receives NGLs from XTO Energy Inc.’s Cotton Valley processing plant. In addition, the Black Lake pipeline receives NGLs from a natural gas processing plant located in southeastern Texas.

There are currently five significant active shippers on the pipeline, with DCP Midstream, LLC historically being the largest, representing approximately 46% of total throughput in 2009. The Black Lake pipeline generates revenues through a FERC-regulated tariff, and the average rate per barrel was $1.07 in 2009, $1.00 in 2008 and $0.95 in 2007.

Black Lake is a partnership that is operated by and 50% owned by BP PLC. We own 45% and DCP Midstream, LLC owns 5%. Black Lake is required by its partnership agreement to make monthly cash distributions equal to 100% of its available cash for each month, which is defined generally as receipts plus reductions in cash reserves less disbursements and increases in cash reserves.

Customers and Contracts

The Wilbreeze pipeline is supported by an NGL product dedication agreement with DCP Midstream, LLC.

DCP Midstream, LLC is the sole shipper on the Seabreeze pipeline under a long-term transportation agreement. The Seabreeze pipeline only collects fee-based transportation revenue under this agreement. DCP Midstream, LLC receives its supply of NGLs that it then transports on the Seabreeze pipeline under an NGL purchase agreement with Williams. Under this agreement, Williams has dedicated all of their respective NGL production from this processing plant to DCP Midstream, LLC. DCP Midstream, LLC has a sales agreement with Formosa. Additionally, DCP Midstream, LLC has a transportation agreement with TEPPCO Partners, L.P. that covers all of the NGL volumes transported on TEPPCO Partners, L.P.’s South Dean NGL pipeline for delivery to the Seabreeze pipeline. In conjunction with the acquisition of the Wattenberg pipeline in January 2010, we have entered into a 10 year transportation agreement with DCP Midstream, LLC.

Other

For additional information on our segments, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

We have no revenue or segment profit or loss attributable to international activities.

REGULATORY AND ENVIRONMENTAL MATTERS

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

We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines in high-consequence areas within 10 years. The DOT has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. We currently estimate we will incur costs of up to $8.0 million between 2010 and 2014 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines, including our Wattenberg NGL pipeline acquired in January 2010. This does not include the costs, if any, of repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program. We believe that we are in material compliance with the NGPSA and the Pipeline Safety Improvement Act of 2002.

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

Interstate Natural Gas Pipeline Regulation

The Discovery 105-mile mainline, approximately 60-miles of laterals and its market expansion project are subject to regulation by FERC, under the Natural Gas Act of 1938, or NGA. Natural gas companies may not charge rates that have been determined to be unjust or unreasonable. In addition, FERC authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce includes:

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

Generally, the maximum filed recourse rates for interstate pipelines are based on the cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, allowed rate of return and volume throughput and contractual capacity commitment assumptions. The maximum applicable recourse rates and terms and conditions for service are set forth in each pipeline’s FERC-approved gas tariff. Rate design and the allocation of costs also can impact a pipeline’s profitability. FERC-regulated natural gas pipelines are permitted to discount their firm and interruptible rates without further FERC authorization down to the minimum rate or variable cost of performing service, provided they do not “unduly discriminate.”

Tariff changes can only be implemented upon approval by FERC. Two primary methods are available for changing the rates, terms and conditions of service of an interstate natural gas pipeline. Under the first method, the pipeline voluntarily seeks a tariff change by making a tariff filing with FERC justifying the proposed tariff change and providing notice, generally 30 days, to the appropriate parties. If FERC determines that a proposed change is just and reasonable as required by the NGA, FERC will accept the proposed change and the pipeline will implement such change in its tariff. However, if FERC determines that a proposed change may not be just and reasonable as required by NGA, then FERC may suspend such change for up to five months beyond the date on which the change would otherwise go into effect and set the matter for an administrative hearing. Subsequent to any suspension period ordered by FERC, the proposed change may be placed into effect by the company, pending final FERC approval. In most cases, a proposed rate increase is placed into effect before a final FERC determination on such rate increase, and the proposed increase is collected subject to refund (plus interest). Under the second method, FERC may, on its own motion or based on a complaint, initiate a proceeding seeking to compel the company to change its rates, terms and/or conditions of service. If FERC determines that the existing rates, terms and/or conditions of service are unjust, unreasonable, unduly discriminatory or preferential, then any rate reduction or change that it orders generally will be effective prospectively from the date of FERC order requiring this change.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing affiliates of certain pipeline companies engaged in interstate commerce. In response to this issue, Congress, in the Energy Policy Act of 2005, or EPACT 2005, and FERC have implemented requirements to ensure that energy prices are not impacted by the exercise of market power or manipulative conduct. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. In addition, EPACT 2005 gave FERC increased penalty authority for these violations. FERC may now issue civil penalties of up to $1.0 million per day, and there are possible criminal penalties of up to $1.0 million and 5 years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC adopted the Market Manipulation Rules and the Market Behavior Rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. In the past year, FERC has relied on its EPACT 2005 enforcement authority in issuing a number of natural gas enforcement actions giving rise to the imposition of aggregate penalties exceeding $34.0 million and aggregate disgorgements exceeding $28.0 million. These orders reflect FERC’s view that it has broad latitude in determining whether specific behavior violates the rules. Given FERC’s broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC will investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.

Intrastate Natural Gas Pipeline Regulation

Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. However, to the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. Under Section 311, intrastate pipelines providing interstate service may avoid jurisdiction that would otherwise apply under the NGA. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every three years. The rate review may, but does not necessarily, involve an administrative-type hearing before FERC staff panel and an administrative appellate review. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by FERC and/or the imposition of administrative, civil and criminal penalties. Among other matters, EPAct 2005 amends the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1,000,000 per day per violation for violations occurring after August 8, 2005. For violations occurring before August 8, 2005, FERC had the authority to impose civil penalties for violations of the NGPA up to $5,000 per violation per day. The Pelico and EasTrans systems are subject to FERC jurisdiction under Section 311 of the NGPA.

On December 21, 2007, FERC issued a notice of proposed rulemaking which proposed to require interstate natural gas pipelines and certain non-interstate natural gas pipelines to post capacity, daily flow information. On November 20, 2008, FERC issued Order No. 720, a final rule adopting new regulations that require certain “major non-interstate pipelines” and interstate pipelines to publicly post certain operational and scheduling information. Under Order No. 720, “major non-interstate” gas pipelines must publicly post on a daily basis on an Internet web site (1) the design capacity of each receipt or delivery point that has a design capacity equal to or greater than 15,000 MMBtu/day, and (2) the amount scheduled at each such delivery point whenever capacity is scheduled. Order No. 720 defines a “major non-interstate pipeline” as a company that is not an interstate pipeline and delivers annually more than fifty million MMBtu of natural gas measured in average deliveries for the previous three calendar years. The final rule exempts major non-interstate pipelines that lie entirely upstream of a processing, treatment, or dehydration plant. On January 21, 2010, FERC issued its Order of Rehearing and Clarification, Order No. 720-A, reaffirming most aspects of Order No. 720. The Pelico and East Trans systems are considered major non interstate pipelines and are required to comply with this rule. The deadline for compliance with Order Nos. 720 and 720-A is now July 1, 2010. Compliance with this rule will result in additional administrative burdens related to the associated information technology costs.

On November 20, 2008, FERC issued a Notice of Inquiry, or NOI, to explore whether intrastate pipelines and Hinshaw pipelines providing interstate transportation and storage services should be required to post details of their transactions with shippers in a manner comparable to the posting requirements of interstate pipelines. On July 16, 2009, FERC issued a notice of proposed rulemaking, or NOPR, proposing to revise its contract reporting requirements for pipelines that fall under FERC’s jurisdiction pursuant to Section 311 of the NGPA. FERC proposes that transactional reports be filed on a quarterly basis and include additional types of information. Comments were filed on November 2, 2009. FERC’s NOPR is subject to change based on comments filed and therefore we cannot predict the scope of the final order.

On March 31, 2009, EasTrans, LLC filed a Section 311 rate case with the Railroad Commission of Texas, or TRRC, justifying the current maximum rate applicable to transportation pursuant to Section 311 of the NGPA of $0.1773 per MMBtu. On October 30, 2009, Pelico filed a Section 311 rate case with FERC proposing a maximum rate for transportation pursuant to Section 311 of NGPA of $0.3291 per MMBtu. Both cases are pending approval but are not expected to have a significant impact on earnings.

Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of material, on-going litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, and in some instances complaint-based rate regulation.

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

Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels where FERC has recognized a jurisdictional exemption for the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. Many of the producing states have adopted some form of complaint-based regulation that generally allows natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination. Our gathering operations could be adversely affected should they be subject in the future to the application of state or federal regulation of rates and services. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

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

Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies that remain subject to FERC jurisdiction. These initiatives also may affect the intrastate transportation of natural gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. We cannot predict the ultimate impact of these regulatory changes to our natural gas marketing operations, and we note that some of FERC’s more recent proposals may adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any such FERC action materially differently than other natural gas marketers with whom we compete.

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

In October 1992, Congress passed the Energy Policy Act of 1992, or EPAct, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Specifically, the indexing methodology allows a pipeline to increase its rates annually by a percentage equal to the change in the producer price index for finished goods, PPI-FG, plus 1.3% to the new ceiling level. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. If the PPI-FG falls and the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” by EPAct (see below) below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. FERC’s indexing methodology is subject to review every five years; the current methodology is expected to remain in place through June 30, 2011. If FERC continues its policy of using the PPI-FG plus 1.3%, changes in that index might not fully reflect actual increases in the costs associated with the pipelines subject to indexing, thus hampering our ability to recover cost increases.

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

On April 17, 2008, FERC issued a final policy statement regarding the appropriate composition of proxy groups used in discounted flow analysis to determine Return on Equity, or ROE, for oil and gas pipelines subject to cost-of-service rates. FERC concluded, among other things, that MLPs should be included in the

ROE proxy group for both oil and gas pipelines, but required an adjustment of 50 percent for long-term growth projections related to MLP proxies. FERC established a paper hearing for establishing the ROE for cases that were pending before FERC. In January 2010, FERC reaffirmed its new ROE policy statement as it applied those policies in resolving a natural gas pipeline proceeding. The new ROE policies have also been applied by FERC Administrative Law Judge, or ALJs, in oil pipeline proceedings. The policy statement’s ROE policies, as construed and applied by FERC, provide more predictability for ROE determinations and reaffirm the likelihood that ROE results will fall within an acceptable range.

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

As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of permits to conduct regulated activities;

•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations;

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations; and

•	regulating changes to the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, and utilize specific emission control technologies to limit emissions. EPA’s December 2009 Endangerment finding relating to greenhouse gasses, or GHGs, and anticipated EPA rules and policies addressing GHGs, may result in additional regulation and control technology requirements for GHGs such as carbon dioxide and methane. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hazardous Substances and Waste

Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas at a facility where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, will in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.

We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.

Water

The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The EPA has promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

Global Warming and Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases often referred to as “greenhouse gases”, or GHGs, may be contributing to warming of the Earth’s atmosphere, the U.S. Congress continues to consider climate change-related legislation to regulate greenhouse gas emissions. In addition, at least one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) we process. Also, following the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA has declared that GHGs endanger public health and welfare and has taken steps to regulate GHG emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA issued a proposed rule to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, and the rule is expected to be finalized in March 2010. Final action on the greenhouse gas vehicle emission rule will also trigger regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under various Clean Air Act, or CAA, programs at both the federal and state levels, such as the Prevention of Significant Deterioration, or PSD, and Title V. permitting, although recent statement by EPA suggest that these requirements will be delayed for most sources until 2011 or later. New federal or state laws requiring adoption of stringent greenhouse gas control programs or imposing restrictions on emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for the oil and gas we transport.

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

Employees

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is wholly-owned by DCP Midstream, LLC. As of December 31, 2009, the General Partner or its affiliates employed 9 people directly and approximately 239 people who provided direct support for our operations through DCP Midstream, LLC. None of these employees are covered by collective bargaining agreements. Our General Partner considers its employee relations to be good.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, level of production of, and demand for, natural gas, propane, condensate and NGLs;

•	the success of our commodity derivative and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;

•	the volume and quality of natural gas we gather, treat, compress, process, transport and sell, the volume of propane and NGLs we transport and sell, and the volumes of propane we store;

•	the relationship between natural gas, NGL and crude oil prices;

•	the level of competition from other energy companies;

•	the impact of weather conditions on the demand for natural gas and propane;

•	the level of our operating and maintenance and general and administrative costs; and

•	prevailing economic conditions.

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

We have partial ownership interests in a number of joint venture legal entities, including Discovery and Black Lake, which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to you.

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

Our gathering and transportation pipeline systems are connected to or dependent on the level of production from natural gas wells, from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The primary factors affecting our ability to obtain new supplies of natural gas and NGLs, and to attract new customers to our assets include the level of successful drilling activity near these assets, the demand for natural gas and crude oil, producers’ desire and ability to obtain necessary permits in an efficient manner, natural gas field characteristics and production performance, surface access and infrastructure issues, and our ability to compete for volumes from successful new wells. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

Current economic conditions may adversely affect natural gas and NGL producers’ drilling activity and transportation spending levels, which may in turn negatively impact our volumes and results of operations and our ability to make distributions to our unitholders.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are natural gas prices, the cost of finding and producing natural gas and the general condition of the credit and financial markets. Natural gas prices are lower in recent periods when compared to historical periods. For example, the twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $5.87, $6.21 and $7.96 as of December 31, 2009, 2008 and 2007 respectively. During periods of natural gas price decline the level of drilling activity could decrease. When combined with a reduction of cash flow resulting from recent declines in natural gas prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems.

Furthermore a sustained decline in natural gas prices could result in a decrease in exploration and development activities in the fields served by our gathering and pipeline transportation systems and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines due to reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

The cash flow from our Natural Gas Services segment is affected by natural gas, NGL and condensate prices.

Our Natural Gas Services segment is affected by the level of natural gas, NGL and condensate prices. NGL and condensate prices generally fluctuate on a basis that relates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs, condensate and crude oil depend upon factors beyond our control. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

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

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of the proceeds from the sale of residue gas and NGLs resulting from our processing activities, and then sell the resulting residue gas and NGLs at market prices. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuate. We have mitigated a portion of our share of anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2014 with derivative instruments.

Our derivative activities and the application of fair value measurements may have a material adverse effect on our earnings, profitability, cash flows, liquidity and financial condition.

We are exposed to risks associated with fluctuations in commodity prices. The extent of our commodity price risk is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual natural gas, NGL and condensate prices that we realize in our operations. To mitigate a portion of our cash flow exposure to fluctuations in the price of NGLs, we have primarily entered into derivative financial instruments relating to the future price of crude oil. If the price relationship between NGLs and crude oil declines, our commodity price risk will increase. Furthermore, we have entered into derivative transactions related to only a portion of the volume of our expected natural gas supply and production of NGLs and condensate from our processing plants; as a result, we will continue to have direct commodity price risk to the open portion. Our actual future production may be significantly higher or lower than we estimate at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimate, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, reducing our liquidity.

We have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes from our gathering and processing operations through 2014 by entering into derivative financial instruments relating to the future price of natural gas and crude oil. Additionally, we have entered into interest rate swap agreements to convert a portion of the variable rate revolving debt under our 5-year credit agreement that matures in June 2012, or the Credit Agreement, to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices and interest rates.

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

We will continue to evaluate whether to enter into any new derivative arrangements, but there can be no assurance that we will enter into any new derivative arrangement or that our future derivative arrangements will be on terms similar to our existing derivative arrangements. Although we enter into derivative instruments to mitigate a portion of our commodity price and interest rate risk, we also forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. Our one primary suppliers of natural gas represented approximately 16% of the natural gas supplied in our Natural Gas Services segment during the year ended December 31, 2009. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

If we are not able to purchase propane from our principal suppliers, or we are unable to secure transportation under our transportation arrangements, our results of operations in our wholesale propane logistics business would be adversely affected.

Most of our propane purchases are made under supply contracts that have a term of between one to five years and provide various pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 92% of our propane supplied during the year ended December 31, 2009. In the event that we are unable to purchase propane from our significant suppliers or replace terminated or expired supply contracts, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals under our rail commitments, our ability to satisfy customer demand and our revenue and results of operations would be adversely affected.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	identify businesses engaged in managing, operating or owning pipelines, processing and storage assets or other midstream assets for acquisitions, joint ventures and construction projects;

•	consummate accretive acquisitions or joint ventures and complete construction projects;

•	appropriately identify liabilities associated with acquired businesses or assets;

•	integrate acquired or constructed businesses or assets successfully with our existing operations and into our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business; and

•	obtain required financing for our existing and new operations at reasonable rates.

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

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightening and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we have been unable to obtain insurance on commercially reasonable terms, if at all. If we incur a significant disruption in our operations or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

Weather conditions could also have an impact on the demand for wholesale propane because the end-users of propane depend on propane principally for heating purposes. As a result, warm weather conditions could adversely impact the demand for and prices of propane. Since our wholesale propane logistics business is located almost solely in the northeast, warmer than normal temperatures in the northeast can decrease the total volume of propane we sell. Such conditions may also cause downward pressure on the price of propane, which could result in a lower of cost or market adjustment to the value of our inventory.

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

FERC, pursuant to the NGA, regulates many aspects of Discovery’s interstate pipeline transportation service, including the rates that Discovery is permitted to charge for such service. Under the NGA, interstate transportation rates must be just and reasonable and not unduly discriminatory. If FERC fails to permit tariff rate increases requested by Discovery, or if FERC lowers the tariff rates Discovery is permitted to charge its customers, on its own initiative, or as a result of challenges raised by Discovery’s customers or third parties, Discovery’s tariff rates may be insufficient to recover the full cost of providing interstate transportation service. In certain circumstances, FERC also has the power to order refunds.

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

Under current policy, FERC permits pipelines to include, in the cost-of-service used as the basis for calculating the pipeline’s regulated rates, a tax allowance reflecting the actual or potential income tax liability on public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by FERC on a case-by-case basis. In a future rate case, Discovery may be required to demonstrate the extent to which inclusion of an income tax allowance in Discovery’s cost-of-service is permitted under the current income tax allowance policy.

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

The United States Congress and some states where we have operations are currently considering legislation related to greenhouse gas emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. The United States Congress is currently considering a number of bills that would compel carbon dioxide emission reductions. Some of these proposals include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. The current proposal in the United States Congress places the entire burden of obtaining allowances for the carbon content of natural gas liquids, or NGLs, on the owners of NGLs at the point of fractionation. To the extent legislation is enacted that regulates greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) operate and maintain our facilities; (iii) install new emission controls; and (iv) manage a greenhouse gas emissions program. If such legislation becomes law in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse affect on our business and cash available for distributions.

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

We currently estimate that we will incur costs of up to $8.0 million between 2010 and 2014 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines, including our Wattenberg NGL pipeline acquired in January 2010. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.

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

If we do not make acquisitions on economically acceptable terms, our future growth could be limited.

Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of energy assets by industry participants. Our ability to make acquisitions that are accretive to our cash generated from operations per unit is based upon our ability to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them and obtain financing for these acquisitions on economically acceptable terms. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit. Additionally, net assets contributed by DCP Midstream, LLC represent a transfer of net assets between entities under common control, and are recognized at DCP Midstream, LLC’s basis in the net assets transferred. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. The amount of the purchase price in deficit of DCP Midstream’s basis in the net assets, if any, is recognized as an increase to partners’ equity.

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

We do not own all of the land on which our pipelines, facilities and rail terminals are located, which may subject us to increased costs.

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

Our operations, and the operations of third parties are subject to many hazards inherent in the gathering, compressing, treating, processing and transporting of natural gas, propane and NGLs, and the storage of propane, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We are not fully insured against all risks inherent to our business, including offshore wind. In accordance with typical industry practice, we do not have any property insurance on any of our underground pipeline systems that would cover damage to the pipelines. We are not insured against all environmental accidents that might occur, which may include toxic tort claims, other than those considered to be sudden and accidental. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage, or may become prohibitively expensive, and we may elect not to carry policy.

Volatility in the capital markets may adversely impact our liquidity.

The capital markets may experience volatility, which may lead to financial uncertainty. Our access to funds under the Credit Agreement is dependent on the ability of the lenders that are party to the Credit Agreement to meet their funding obligations. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity. If lenders under the Credit Agreement were to fail to fund their share of the Credit Agreement, our available borrowings could be further reduced. In addition, our borrowing capacity may be further limited by the Credit Agreement’s financial covenant requirements.

A significant downturn in the economy could adversely affect our results of operations, financial position or cash flows. In the event that our results were negatively impacted, we could require additional borrowings. A deterioration of the capital markets could adversely affect our ability to access funds on reasonable terms in a timely manner.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

Our Credit Agreement has capacity of approximately $824.6 million, matures on June 21, 2012, and consists of an $814.6 million revolving credit facility and a $10.0 million term loan facility for working capital and other general corporate purposes. As of December 31, 2009, the outstanding balance on the revolving credit facility was $603.0 million and the outstanding balance on the term loan facility was $10.0 million.

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

Our credit facility contains covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our credit facility contains covenants requiring us to maintain a certain leverage ratio and certain other tests. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions. If our covenants are not met, whether as a result of reduced production levels of natural gas and NGLs as described above or otherwise, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

Our general partner currently has the right to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2009, our general partner and its affiliates owned approximately 35% of our aggregate outstanding units.

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

Our current assets include a 40% interest in Discovery, a 45% interest in Black Lake which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

Additionally, as a result of our desire to avoid having to register as an investment company under the Investment Company Act, we may have to forego potential future acquisitions of interests in companies that may be deemed to be investment securities within the meaning of the Investment Company Act or dispose of our current interests in Discovery or Black Lake.

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

Pursuant to agreements with investors in private placements effected in 2007, we have filed a registration statement on Form S-3 registering issuances by unitholders of an aggregate of 5,386,732 of our common units. In addition, in February 2008, we satisfied the financial tests contained in our partnership agreement for the early conversion of 3,571,428, or 50%, of the outstanding subordinated units held by DCP Midstream, LLC into common units, and on February 17, 2009, we satisfied the financial tests contained in our partnership agreement for the early conversion of the remaining 3,571,429 outstanding subordinated units held by DCP Midstream, LLC into common units. DCP Midstream, LLC holds 11,746,451 common units.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our being subject to minimal entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.

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

Investment in common units by tax-exempt entities, such as individual retirement accounts, or IRAs, other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income, which may be taxable to them. Distributions to non-U.S. persons will be reduced by federal withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If the unitholder is a tax-exempt entity or a non-U.S. person, they should consult their tax advisor before investing in our common units.

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

As of March 9, 2010, we owned and operated processing plants and gathering systems located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming, all within our Natural Gas Services segment, five owned and operated propane rail terminals located in the midwest and northeastern United States, and one propane pipeline terminal located in Pennsylvania within our Wholesale Propane Logistics Segment, two pipelines located in Texas and one pipeline located in Colorado and Kansas within our NGL Logistics segment. In addition, we own a 40% interest in Discovery Producer Services, LLC, which owns an offshore gathering pipeline, a natural gas processing plant and an NGL fractionator plant in Louisiana operated by a third party within our Natural Gas Services Segment. We also own a 45% interest in the Black Lake pipeline located in Louisiana and Texas operated by a third party within our NGL Logistics segment, and a 50% interest in a propane rail terminal located in Maine within our Wholesale Propane Logistics segment. For additional details on these plants, propane terminals and pipeline systems, please read “Business — Natural Gas Services Segment,” “Business — Wholesale Propane Logistics Segment” and “Business — NGL Logistics Segment.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas. El Paso filed an additional lawsuit in the District Court of Webster Parish, Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the Minden processing plant. The Louisiana court determined in August 2009 that El Paso’s Louisiana claims were barred by the doctrine of res judicata and dismissed the case with prejudice in Louisiana. In January 2010, we and DCP Midstream, LLC entered into a settlement agreement with El Paso to resolve all claims brought by El Paso regarding this matter in Texas and Louisiana. Under the terms of the settlement agreement, we paid El Paso approximately $2.2 million for our portion of the settlement, which is within the amount of our previously disclosed contingent liability. This amount was included in the consolidated balance sheets within other current liabilities as of December 31, 2009. The cases have been dismissed in both Texas and Louisiana.

Item 4.

Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, and Related Unitholder Matters and Issuer Purchases of Units

Market Information

Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2009 and 2008.

Quarter Ended	High	Low	Distribution Per Common Unit	Distribution Per Subordinated Unit
December 31, 2009	$29.70	$23.99	$0.600	$—
September 30, 2009	$26.20	$20.33	$0.600	$—
June 30, 2009	$21.80	$13.58	$0.600	$—
March 31, 2009	$15.06	$8.59	$0.600	$—

December 31, 2008	$17.45	$5.26	$0.600	$0.600
September 30, 2008	$31.11	$16.50	$0.600	$0.600
June 30, 2008	$31.99	$28.74	$0.600	$0.600
March 31, 2008	$46.00	$25.51	$0.590	$0.590

As of March 9, 2010, there were approximately 44 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

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

In April 2009, we issued 3,500,000 Class D units valued at $49.7 million. The Class D units were issued to DCP LP Holdings, LP and DCP Midstream GP, LP in consideration for an additional 25.1% limited liability company interest in DCP East Texas Holdings, LLC, or East Texas, and the NGL Hedge. The Class D units converted into our common units on a one for one basis on August 17, 2009. The holders of the Class D units received the second quarter distribution paid on August 14, 2009.

Issuance of Registered Units

In November 2009, we issued 2,500,000 common limited partner units at $25.40 per unit, and in December 2009 we issued an additional 375,000 common limited partner units to the underwriters who exercised their overallotment option. We received proceeds of $69.5 million, net of offering costs.

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

General Partner Interest and Incentive Distribution Rights — As of December 31, 2009 the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights were not reduced as a result of our recent common limited partner unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash after the Subordination Period sections in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

On January 26, 2010, the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.60 per unit, which was paid on February 12, 2010, to unitholders of record on February 5, 2010.

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

Item 6.	Selected Financial Data

The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from the consolidated financial statements. These consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of the assets, liabilities and operations contributed to us by DCP Midstream, LLC and its wholly-owned subsidiaries upon the closing of our initial public offering on December 7, 2005, and the historical assets, liabilities and operations of our wholesale propane logistics business which we acquired from DCP Midstream, LLC in November 2006, and our initial 25% limited liability company interest in DCP East Texas Holdings, LLC, or East Texas, our 40%

limited liability company interest in Discovery Producer Services, LLC, or Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, which we acquired from DCP Midstream, LLC in July 2007, and our additional 25.1% limited liability interest in East Texas, which we acquired from DCP Midstream, LLC in April 2009. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas we owned a 25.0% limited liability company interest in East Texas, which was accounted for under the equity method of accounting. Subsequent to this transaction, we own a 50.1% limited liability company interest in East Texas and account for East Texas as a consolidated subsidiary. These transactions were among entities under common control; accordingly, our financial information includes the historical results of entities and interests contributed to us by DCP Midstream, LLC for all periods presented. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein to not be indicative of our future financial conditions or results of operations. A discussion on our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009(a)	2008(a)	2007(a)	2006	2005
	(Millions, except per unit data)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$913.0	$1,672.7	$1,376.5	$1,232.2	$1,652.4
Transportation, processing and other	95.2	86.1	57.4	50.0	40.5
(Losses) gains from commodity derivative activity, net(b)	(65.8)	71.7	(87.7)	(1.0)	(2.6)

Total operating revenues(c)	942.4	1,830.5	1,346.2	1,281.2	1,690.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	776.2	1,481.0	1,185.6	1,085.7	1,491.4
Operating and maintenance expense	69.7	77.4	59.3	48.1	42.6
Depreciation and amortization expense	64.9	53.2	40.2	27.4	26.7
General and administrative expense	32.3	33.3	36.2	32.5	24.1
Other	—	(1.5)	—	—	—

Total operating costs and expenses	943.1	1,643.4	1,321.3	1,193.7	1,584.8

Operating (loss) income	(0.7)	187.1	24.9	87.5	105.5
Interest income	0.3	6.1	5.6	6.3	0.5
Interest expense	(28.3)	(32.8)	(25.7)	(11.5)	(0.8)
Earnings from unconsolidated affiliates(d)	18.5	18.2	24.7	17.2	11.2

Net (loss) income before income taxes	(10.2)	178.6	29.5	99.5	116.4
Income tax expense	(0.6)	(0.6)	(0.8)	(1.8)	(3.3)

Net (loss) income	(10.8)	178.0	28.7	97.7	113.1
Noncontrolling interest in income	(8.3)	(36.1)	(29.8)	(23.9)	(28.8)

Net (loss) income attributable to partners	$(19.1)	$141.9	$(1.1)	$73.8	$84.3
Less:
Net loss (income) attributable to predecessor operations(e)	1.0	(16.2)	(18.3)	(38.5)	(79.6)
General partner interest in net income or net loss	(12.7)	(13.0)	(3.9)	(0.6)	(0.1)

Net (loss) income allocable to limited partners	$(30.8)	$112.7	$(23.3)	$34.7	$4.6

Net (loss) income per limited partner unit-basic and diluted	$(0.99)	$4.11	$(1.14)	$1.98	$0.26

	Year Ended December 31,
	2009(a)	2008(a)	2007(a)	2006	2005
	(Millions, except per unit data)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,000.1	$882.7	$737.2	$423.0	$405.9
Total assets	$1,481.5	$1,419.7	$1,380.8	$874.4	$890.3
Accounts payable	$128.6	$107.6	$223.8	$164.9	$198.5
Long-term debt	$613.0	$656.5	$630.0	$268.0	$210.1
Partners’ equity	$377.7	$395.1	$232.4	$318.8	$369.4
Noncontrolling interests	$227.7	$167.7	$155.1	$101.7	$96.9
Total equity	$605.4	$562.8	$387.5	$420.5	$466.3

Other Information:
Cash distributions declared per unit	$2.400	$2.390	$2.115	$1.565	$0.095
Cash distributions paid per unit	$2.400	$2.360	$1.975	$1.230	N/A

(a)	Includes the effect of the following acquisitions prospectively from their respective dates of acquisition; (1) Our Southern Oklahoma system acquired in May 2007; (2) certain subsidiaries of Momentum Energy Group, Inc. acquired in August 2007; (3) Michigan Pipeline & Processing, LLC acquired in October 2008; and (4) certain companies acquired from MichCon Pipeline Company in November 2009.

(b)	Includes the effect of the NGL Hedge acquired from DCP Midstream, LLC in April 2009 and the Swap entered into by DCP Midstream, LLC in March 2007 and contributed to us in July 2007.

(c)	We hedge the proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

(d)	Includes the effect of the acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC for all periods presented, as well as our proportionate share of the earnings of Black Lake. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(e)	Includes the net income attributable to DCP Midstream Partners Predecessor through December 7, 2005, the net income (loss) attributable to our wholesale propane logistics business prior to the date of our acquisition from DCP Midstream, LLC in November 2006, the net income attributable to the acquisition of an initial 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap prior to the date of our acquisition from DCP Midstream, LLC in July 2007, and the net income attributable to the acquisition of an additional 25.1% limited liability company interest in East Texas prior to the date of our acquisition from DCP Midstream, LLC in April 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this annual report.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments; Natural Gas Services, Wholesale Propane Logistics and NGL Logistics.

The financial information contained herein includes, for each period presented, our accounts, and the assets, liabilities and operations of (1) our initial 25% limited liability company interest in East Texas, our 40% limited liability company interest in Discovery, and the Swap that we acquired in July 2007, from DCP Midstream, LLC; and (2) our additional 25.1% limited liability company interest in East Texas acquired from DCP Midstream, LLC in April 2009, in transactions among entities under common control, which we refer to collectively as our “predecessor”. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC in April 2009, we owned a 25% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability interest in East Texas, and account for East Texas as a consolidated subsidiary. Accordingly, our financial information includes the historical results of our predecessors for all periods presented.

The past year presented one of the more difficult business environments in recent history. The global recession resulted in numerous challenges, including turmoil in the capital markets, reduced demand for natural gas and NGLs, lower commodity prices, and a reduction in producer drilling activity. During late 2008 and 2009, the downturn in the economy, excess supplies and reduced industrial demand for natural gas resulted in significantly lower natural gas prices. Furthermore, the lower natural gas prices caused a reduction in producers’ available capital and cash flows and a reduction in the levels of drilling activity and the associated natural gas throughput volumes. The impact of these factors varied across our broad geographic locations. However, drilling levels generally increased over the course of 2009, although they remain lower than their peak in 2008. Since the peak in 2008, we have experienced lower gas throughput volumes at certain of our natural gas assets due to reduced drilling levels. NGLs have been generally related to the price of crude oil, with some exceptions, notably in late 2008 to mid 2009, when NGL pricing was a greater discount to crude oil. However, overall inventory levels for NGLs have declined significantly since early 2009, resulting in improved NGL prices over the same period. During the latter part of 2009, we saw stronger crude oil and NGL prices, although natural gas prices continue to remain lower than recent historical prices. During 2009, demand for propane was negatively impacted by the current recessionary environment.

During the first quarter of 2009, our focus was on restoring to full service our assets that had experienced disrupted operations. Discovery’s offshore gathering system was repaired and placed back into full service following damage sustained from the hurricanes in 2008. We completed the pipeline integrity and system enhancement project on our natural gas gathering system in Wyoming, returning system capacity to full service. In February 2009, a third party owned pipeline ruptured outside the property line of our East Texas facility. The incident caused damages to our natural gas gathering complex and residue natural gas delivery system. Full operating capacity at this facility was restored over the next month.

In 2009, we also executed on the growth elements identified in our business plan. In April we closed on the acquisition of an additional 25.1% interest in East Texas from DCP Midstream, LLC. We also completed our organic expansion projects in East Texas, Discovery and the Piceance basin throughout the course of the year.

There was some improvement in the business environment during the second half of the year as capital markets improved and commodity prices were more favorable. These improvements along with opportunities in the market have enabled us to continue to execute on our growth objective. In November we closed a $45.1 million acquisition of fee-based gathering and treating assets in Michigan that are interconnected with our existing assets. In January 2010, we completed a $22.0 million fee-based acquisition of our Wattenberg NGL pipeline and announced a related $18.0 million expansion capital project.

During this period of financial uncertainty, we have maintained our liquidity and credit metrics. We completed a public equity offering of 2,875,000 common units during the fourth quarter of 2009 that generated net proceeds of $69.5 million. We also received an investment grade rating of BBB-/Stable from Standard & Poor’s, which provides us with benefits in our cost of capital and access to capital markets.

Notwithstanding lower commodity prices and the reduced drilling environment, we achieved solid financial results. Our annual distributable cash flow was the highest since our initial public offering. Additional gas throughput volumes from organic growth projects and acquisitions, along with cost reduction efforts, more than offset volume declines at certain of our natural gas assets. Higher volumes and margins drove strong results in our Wholesale Propane Logistics segment.

General Trends and Outlook

In 2010, our strategic objectives will again focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business representing over 50% of our estimated margins, and our highly hedged commodity position, the objective of which is to protect downside risk in our distributable cash flows.

We expect to incur maintenance capital of approximately $10 to $15 million in 2010 to maintain our existing assets. We also expect to incur expansion capital in 2010 of approximately $30 to $35 million, including approximately $18 million associated with the recently acquired Wattenberg pipeline. This capital does not include any additional investment opportunities that may be identified throughout the course of the year and approved by our management and our Board of Directors.

In 2010 we expect to continue to pursue a multi-faceted growth strategy, including executing on organic opportunities around our footprint, third party acquisitions, and periodic dropdowns from our sponsors in order to grow our distributable cash flows. We also plan to fully integrate our recent acquisitions and execute on the Wattenberg pipeline expansion project, which positions this asset to provide cash flow contributions in early 2011.

We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural Gas Gathering and Processing Margins — Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline further should natural gas prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, natural gas prices should return to a level that would support continued natural gas production in the United States. As we enter 2010, petrochemical demand remains strong for NGLs as NGLs are a lower cost feedstock when compared to crude oil derived feedstocks.

Wholesale Propane Supply and Demand — Due to our multiple propane supply sources, propane supply contractual arrangements, significant storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our retail propane distribution customers with reliable supplies of propane during peak demand periods of tight supply, usually in the winter months when their retail customers consume the most propane for home heating. We expect propane demand to continue to be negatively impacted during 2010 from the current recessionary environment.

Factors That May Significantly Affect Our Results

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) increases and decreases in the volume and quality of natural gas that we gather and transport through our systems, which we refer to as throughput, (2) the associated Btu content of our system throughput and our related processing volumes, (3) the prices of and relationship between commodities such as NGLs, crude oil and natural gas, (4) the operating efficiency of our processing facilities, (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints, and (6) the terms of our processing contract arrangements with producers.

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

Our processing contract arrangements can have a significant impact on our profitability and cash flow. Our actual contract terms are based upon a variety of factors, including natural gas quality, geographic location, the commodity pricing environment at the time the contract is executed, customer requirements and competition from other midstream service providers. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, impacting our expansion in regions where certain types of contracts are more common as well as other market factors.

The capacity on certain downstream NGL and natural gas infrastructure has tightened in recent periods and can be further constrained seasonally or when there is severe weather. Constrained market outlets may restrict us from operating our facilities optimally.

Our Natural Gas Services segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term, the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to explore and produce natural gas.

The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in “— Quantitative and Qualitative Disclosures about Market Risk.”

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

Wholesale Propane Logistics Segment

Our Wholesale Propane Logistics segment operating results are impacted by our ability to provide our retail propane distribution customers with reliable supplies of propane. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our inventory value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the midwest and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in the current recessionary environment.

The wholesale propane business is highly competitive in our market areas which include the upper midwest and northeastern regions of the United States. Our competitors include major integrated oil and gas and energy companies, and interstate and intrastate pipelines.

NGL Logistics Segment

Our NGL Logistics segment operating results are impacted by the throughput volumes of the NGLs we transport on our NGL pipelines, as we transport NGLs exclusively on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low commodity prices for ethane. Factors that impact the supply and demand of NGLs, as described above in our Natural Gas Services segment, may also impact the throughput for our NGL Logistics segment.

Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply availability and propane demand in our Wholesale Propane Logistics segment. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss in some instances, and in certain circumstances we may be unable to obtain insurance on commercially reasonable terms, if at all.

Capital Markets

During the latter part of 2009, the availability of credit through traditional sources of funding such as commercial paper, bank lending and the private and public placement debt markets has largely stabilized from the volatility experienced in 2008 to early 2009. Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to grow our operations through acquisitions or organic growth projects. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines, to mitigate a portion of these risks.

Impact of Inflation

Inflation has been relatively low in the United States in recent years. However, the inflation rates impacting our business fluctuate throughout the broad economic and energy business cycles. Consequently, our costs for chemicals, utilities, materials and supplies, labor and major equipment purchases may increase during periods of general business inflation or periods of relatively high energy commodity prices.

Other

The above factors, including sustained deterioration in commodity prices, volumes or other market declines, including a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or market inventory adjustments.

Recent Events

On January 26, 2010, the board of directors of the general partner declared a quarterly distribution of $0.60 per unit, payable on February 12, 2010 to unitholders of record on February 5, 2010.

In January 2010, we announced that we acquired an interstate natural gas liquids pipeline from Buckeye Partners, L.P., for $22.0 million in cash, funded with borrowings under our revolving credit facility. The 350-mile pipeline originates in the Denver-Julesburg, or DJ, Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently utilized by DCP Midstream, LLC as a market outlet for NGL production from certain of their plants in the DJ Basin. We expect to spend approximately $18.0 million during 2010 in expansion capital to connect and integrate the acquired pipeline with DCP Midstream, LLC’s facilities, with cash flow contributions commencing in early 2011. In conjunction with the acquisition, we have agreed to a 10-year transportation agreement with DCP Midstream, LLC. The acquired pipeline will generate 100 percent fee-based revenues, with the results of the assets being included in our NGL logistics segment prospectively, from the date of acquisition.

In January 2010, we and DCP Midstream, LLC entered into a settlement agreement with El Paso to resolve all claims brought by El Paso in their lawsuits, filed in Texas and Louisiana, which stemmed from an ongoing commercial dispute involving our Minden processing plant. Under the terms of the settlement agreement, we paid El Paso approximately $2.2 million for our portion of the settlement. The original judgment in Texas has now been vacated and all appeals have been dismissed in both Texas and Louisiana. As of December 31, 2009 we held a current liability of approximately $2.2 million in other current liabilities for this matter.

In December 2009, we announced that we received an investment grade credit rating of BBB-/Stable from Standard & Poor’s Ratings Group, or S&P. In addition to our stand-alone credit strengths which include a sizeable portion of fee-based revenues, good geographic diversity and a multi-year commodity hedging program, S&P indicated that the rating reflects the strong linkage that we have with our sponsor DCP Midstream, LLC, which is rated BBB/Stable by S&P. Key analytical considerations included our strategic importance as the growth vehicle for the combined DCP enterprise, a business and assets that are highly integrated with those of DCP Midstream, LLC, and DCP Midstream, LLC’s demonstrated financial support.

In November 2009, we issued 2,500,000 common limited partner units at $25.40 per unit, and in December 2009 we issued an additional 375,000 common limited partner units to the underwriters who exercised their overallotment option. We received proceeds of $69.5 million, net of offering costs.

In November 2009, we acquired certain natural gas gathering and treating assets for $45.1 million from MichCon Pipeline Company, a subsidiary of DTE Energy. The assets are located in northern Michigan adjacent to the Partnership’s existing assets. These assets provide essential services for gas produced from the Antrim Shale formation. The results of the assets have been included prospectively, from the date of acquisition, as part of the Natural Gas Services segment.

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

•

Percent-of-proceeds arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas and/or NGLs.

In addition to the above contract types, we have keep-whole arrangements, which are estimated to generate less than 5% of our gross margin. Our equity method investment in Discovery, also has keep-whole arrangements. Under the terms of a keep-whole processing contract, natural gas is gathered from the producer for processing, the NGLs are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds the operating costs. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have historically experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our one primary supplier of natural gas in our Natural Gas Services segment represented approximately 16% of the natural gas supplied to this system in 2009. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems. In 2009, due to the decline in producer drilling in various areas in which we operate, new well connections have been at reduced levels.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, two of which are affiliated entities, represented approximately 92% of our propane supplied in 2009. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, significant storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our retail propane distribution customers with reliable supplies of propane during periods of tight supply, such as the winter months when their retail customers generally consume the most propane for home heating. In particular, we generally offer our customers the ability to obtain propane supply volumes from us in the winter months that are generally significantly greater than their purchase of propane from us in the summer. We believe these factors generally allow us to maintain our generally favorable relationships with our customers.

We manage our wholesale propane margins by selling propane to retail propane distributors under annual sales agreements negotiated each spring which specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. Our portfolio of multiple supply sources and storage capabilities allows us to actively manage our propane supply purchases and to lower the aggregate cost of supplies. Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may continue to periodically recognize non-cash lower of cost or market inventory adjustments. In addition, we may use financial derivatives to manage the value of our propane inventories.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; and (5) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, adjusted EBITDA and distributable cash flow are not measures under accounting principles generally accepted in the United States of America, or GAAP. To the extent permitted we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

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

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

Reconciliation of Non-GAAP Measures

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Reconciliation of net (loss) income to gross margin:
Net (loss) income attributable to partners	$(19.1)	$141.9	$(1.1)
Interest expense	28.3	32.8	25.7
Income tax expense	0.6	0.6	0.8
Operating and maintenance expense	69.7	77.4	59.3
Depreciation and amortization expense	64.9	53.2	40.2
General and administrative expense	32.3	33.3	36.2
Other	—	(1.5)	—
Interest income	(0.3)	(6.1)	(5.6)
Earnings from unconsolidated affiliates	(18.5)	(18.2)	(24.7)
Net income attributable to noncontrolling interests	8.3	36.1	29.8

Gross margin	$166.2	$349.5	$160.6

Reconciliation of segment net (loss) income to segment gross margin:
Natural Gas Services segment:
Segment net (loss) income attributable to partners	$(2.1)	$195.7	$38.7
Operating and maintenance expense	58.2	66.5	48.1
Depreciation and amortization expense	61.9	50.5	37.7
Earnings from unconsolidated affiliates	(16.6)	(17.4)	(24.1)
Noncontrolling interest in income	8.3	36.1	29.8

Segment gross margin	$109.7	$331.4	$130.2

Non-cash commodity derivative mark-to-market(a)	$(84.2)	$99.2	$(78.3)

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$37.2	$1.3	$14.0
Operating and maintenance expense	10.3	9.9	10.4
Depreciation and amortization expense	1.4	1.3	1.1
Other	—	(1.5)	—

Segment gross margin	$48.9	$11.0	$25.5

Non-cash commodity derivative mark-to-market(a)	$0.8	$2.4	$(2.8)

NGL Logistics segment:
Segment net income	$6.9	$5.5	$3.3
Operating and maintenance expense	1.2	1.0	0.8
Depreciation and amortization expense	1.4	1.4	1.4
Earnings from unconsolidated affiliates	(1.9)	(0.8)	(0.6)

Segment gross margin	$7.6	$7.1	$4.9

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

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

	General and Administrative Expense
	Year Ended December 31,
	2009	2008	2007
Affiliate:
Omnibus Agreement	$9.7	$9.8	$7.9
Other — DCP Midstream, LLC	10.4	10.4	12.4
Other — affiliate	0.3	—	—

Total affiliate	20.4	20.2	20.3
Third Party	11.9	13.1	15.9

Total	$32.3	$33.3	$36.2

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

In December 2009 we extended the omnibus agreement through December 31, 2010 for $9.8 million. The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support for certain obligations related to derivative financial instruments, such as commodity derivative instruments, to the extent that such credit support arrangements were in effect as of December 7, 2005 until the earlier of December 7, 2010 or when we obtain certain credit ratings from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness. On December 7, 2009 we received an investment grade credit rating from Standard & Poor’s Ratings Group. DCP Midstream, LLC is no longer obligated to continue to maintain its credit support for our obligations related to derivative financial instruments, in effect as of December 7, 2005, subsequent to this date. As of December 31, 2009, DCP Midstream, LLC has continued to provide parental guarantees totaling $43.0 million in favor of certain counterparties to our commodity derivative instruments; and

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support for our obligations related to commercial contracts with respect to its business or operations that were in effect at December 7, 2005 until the expiration of such contracts;

•

Our general partner will have the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses, with the concurrence of the special committee of DCP Midstream GP, LLC’s board of directors.

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2009, 2008 and 2007, East Texas incurred $8.5 million, $8.6 million and $10.3 million, respectively, for general and administrative expenses from DCP Midstream, LLC, which includes expenses for our predecessor operations.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.9 million, $1.8 million and $2.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

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

Our adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate this measure in the same manner.

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations.

We define Distributable Cash Flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” for further definition of maintenance capital expenditures). Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long term, our operating capacity or revenues. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2009. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

				Variance 2009 vs. 2008		Variance 2008 vs. 2007
	Year Ended December 31,			Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2009(a)	2008(a)	2007(a)
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services(b)	$583.7	$1,336.2	$877.0	$(752.5)	(56)%	$459.2	52%
Wholesale Propane Logistics	348.2	483.0	459.6	(134.8)	(28)%	23.4	5%
NGL Logistics	10.5	11.3	9.6	(0.8)	(7)%	1.7	18%

Total operating revenues	942.4	1,830.5	1,346.2	(888.1)	(49)%	484.3	36%

Gross margin(c):
Natural Gas Services	109.7	331.4	130.2	(221.7)	(67)%	201.2	155%
Wholesale Propane Logistics	48.9	11.0	25.5	37.9	345%	(14.5)	(57)%
NGL Logistics	7.6	7.1	4.9	0.5	7%	2.2	45%

Total gross margin	166.2	349.5	160.6	(183.3)	(52)%	188.9	118%
Operating and maintenance expense	(69.7)	(77.4)	(59.3)	(7.7)	(10)%	18.1	31%
Depreciation and amortization expense	(64.9)	(53.2)	(40.2)	11.7	22%	13.0	32%
General and administrative expense	(32.3)	(33.3)	(36.2)	(1.0)	(3)%	(2.9)	(8)%
Other	—	1.5	—	(1.5)	(100)%	1.5	100%
Earnings from unconsolidated affiliates(d)	18.5	18.2	24.7	0.3	2%	(6.5)	(26)%
Interest income	0.3	6.1	5.6	(5.8)	(95)%	0.5	9%
Interest expense	(28.3)	(32.8)	(25.7)	(4.5)	(14)%	7.1	28%
Income tax expense	(0.6)	(0.6)	(0.8)	—	—%	(0.2)	(25)%
Net income attributable to noncontrolling interests	(8.3)	(36.1)	(29.8)	(27.8)	(77)%	6.3	21%

Net (loss) income attributable to partners	$(19.1)	$141.9	$(1.1)	$(161.0)	*	$143.0	*

Operating data:
Natural gas throughput (MMcf/d)(d)	1,072	961	888	111	12%	73	8%
NGL gross production (Bbls/d)(d)	28,831	28,000	30,030	831	3%	(2,030)	(7)%
Propane sales volume (Bbls/d)	22,278	21,053	22,798	1,225	6%	(1,745)	(8)%
NGL pipelines throughput (Bbls/d)(d)	30,160	31,407	28,961	(1,247)	(4)%	2,446	8%

*	Percentage change is not meaningful.

(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company, MPP, MEG and Southern Oklahoma, from their respective acquisition dates of November 2009, October 2008, August 2007 and May 2007.

In April 2009, we completed the acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% limited liability company interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008 and 2007, which excluded the impact of this transaction.

Our gross margin for our Natural Gas Services segment changed from $206.5 million and $16.2 million as previously reported in 2008 and 2007, to $331.4 million and $130.2 million as currently reported, for the years ended December 31, 2008 and 2007, respectively.

Additionally, while we utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

(b)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009, as well as the Swap entered into by DCP Midstream, LLC in March 2007 and contributed to us in July 2007. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010. The Swap was for a total of 1.9 million barrels at $66.72 per barrel.

(c)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, East Texas, Black Lake and Discovery and our proportionate earnings of Black Lake and Discovery. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$622.2 million decrease primarily attributable to decreased commodity prices, which impact both sales and purchases, and a decrease in natural gas sales volumes across certain assets. 2009 results include the impact of a fire at East Texas. Results in both years were impacted by hurricanes and operational downtime for our Natural Gas Services segment;

•

$137.5 million decrease related to commodity derivative activity. This increase in losses includes an increase in unrealized losses of $184.8 million due to forward prices of commodities increasing in 2009 compared to 2008, partially offset by an increase in realized cash settlement gains of $47.3 million due to generally lower average prices of commodities in 2009;

•

$134.9 million decrease primarily attributable to lower propane prices, which impact both sales and purchases, partially offset by increased sales volumes, for our Wholesale Propane Logistics segment; and

•	$2.4 million decrease due primarily to lower NGL throughput volumes partially offset by increased per unit margins, for our NGL Logistics segment.

These decreases were partially offset by:

•

$9.1 million increase in transportation processing and other revenue, which represents our fee-based revenue, primarily attributable to increased throughput volumes due to our Michigan acquisitions, partially offset by decreases in throughput volumes across other assets.

Gross Margin — Gross margin decreased in 2009 compared to 2008, primarily due to the following:

•

$221.7 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity, lower commodity prices and lower natural gas volumes across certain assets. These decreases include the impact of a fire at East Texas in the first quarter of 2009. The decreases were partially offset by increased fee-based throughput volumes due to our Michigan acquisitions. Results in both years were impacted by hurricanes and operational downtime.

These decreases were partially offset by:

•

$37.9 million increase for our Wholesale Propane Logistics segment as a result of increased volumes and margins, a portion of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

•	$0.5 million increase for our NGL Logistics segment, primarily due to higher per-unit margins.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of the Michigan acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of our Michigan acquisitions and our East Texas, Wyoming and Piceance Basin capital projects.

General and Administrative Expense — General and administrative expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by our Michigan acquisitions.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2009 compared to 2008, primarily due to increased earnings from Black Lake, partially offset by decreased earnings from Discovery. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Noncontrolling Interest in Income — Noncontrolling interest in income decreased in 2009 primarily due to lower earnings at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2009 results include the impact of a fire at East Texas.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•

$279.4 million increase primarily attributable to increased commodity prices, which impact both sales and purchases, as well as higher natural gas volumes primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased , NGL and condensate volumes due to the impact of hurricanes, for our Natural Gas Services segment;

•

$159.4 million increase related to commodity derivative activity. This increase includes an increase in unrealized gains of $184.1 million due to forward prices of commodities generally being lower at the end of the year 2008 compared to 2007. Offsetting this increase in gains was an increase in realized cash settlement losses of $24.7 million due to average prices of commodities generally being higher for the year ended December 31, 2008 compared to 2007;

•

$28.7 million increase in transportation processing and other revenue, which represents our fee-based revenues, primarily attributable to the MEG and MPP acquisitions in our Natural Gas Services segment;

•

$19.0 million increase attributable to higher propane prices, which impact both sales and purchases, offset by decreased propane sales volumes as a result of lower demand for our Wholesale Propane Logistics segment; and

•	$0.9 million increase due to increased throughput volumes and increases related to settlement of pipeline imbalances in our NGL logistics segment.

Gross Margin — Gross margin increased in 2008 compared to 2007, primarily due to the following:

•

$201.2 million increase for our Natural Gas Services segment primarily due to increases related to commodity derivative activity, an increase in natural gas production, mainly as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased NGL and condensate volumes due to the impact of hurricanes; and

•	$2.2 million increase for our NGL Logistics segment primarily attributable to increases related to settlement of pipeline imbalances and increased throughput volumes.

These increases were partially offset by:

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

Earnings from Equity Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2008 compared to 2007, primarily due to decreased equity earnings of $6.7 million from Discovery due primarily to hurricanes, as discussed in the Natural Gas Services Segment section below, partially offset by increased equity earnings of $0.2 million from Black Lake.

Interest Expense — Interest expense increased in 2008 compared to 2007, primarily as a result of financing acquisitions, partially offset by lower average interest rates.

Noncontrolling Interest in Income — Noncontrolling interest in income increased in 2008 due to higher earnings at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Colorado and Wyoming systems, our East Texas systems, and our Michigan systems.

				Variance 2009 vs. 2008		Variance 2008 vs. 2007
	Year Ended December 31,			Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2009(a)	2008(a)	2007(a)
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$562.8	$1,185.2	$908.9	$(622.4)	(53)%	$276.3	30%
Transportation, processing and other	87.3	79.1	51.7	8.2	10%	27.4	53%
(Losses) gains from commodity derivative activity(b)	(66.4)	71.9	(83.6)	(138.3)	*	155.5	*

Total operating revenues	583.7	1,336.2	877.0	(752.5)	(56)%	459.2	52%
Purchases of natural gas and NGLs	474.0	1,004.8	746.8	(530.8)	(53)%	258.0	35%

Segment gross margin(c)	109.7	331.4	130.2	(221.7)	(67)%	201.2	155%
Operating and maintenance expense	(58.2)	(66.5)	(48.1)	(8.3)	(12)%	18.4	38%
Depreciation and amortization expense	(61.9)	(50.5)	(37.7)	11.4	23%	12.8	34%
Earnings from unconsolidated affiliates(d)	16.6	17.4	24.1	(0.8)	(5)%	(6.7)	(28)%

Segment net income	6.2	231.8	68.5	(225.6)	(97)%	163.3	238%
Segment net income attributable to noncontrolling interests	(8.3)	(36.1)	(29.8)	(27.8)	(77)%	6.3	21%

Segment net (loss) income attributable to partners	$(2.1)	$195.7	$38.7	$(197.8)	*	$157.0	406%

Operating data:
Natural gas throughput (MMcf/d)(d)	1,072	961	888	111	12%	73	8%
NGL gross production (Bbls/d)(d)	28,831	28,000	30,030	831	3%	(2,030)	(7)%

*	Percentage change is not meaningful.

(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company, MPP, MEG and Southern Oklahoma acquisitions, from their respective acquisition dates of November 2009, October 2008, August 2007 and May 2007.

In April 2009, we completed the acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% limited liability company interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in 2008 and 2007, which excluded the impact of this transaction.

Our gross margin for our Natural Gas Services segment changed from $206.5 million and $16.2 million as previously reported in 2008 and 2007, to $331.4 million and $130.2 million as currently reported, for the years ended December 31, 2008 and 2007, respectively.

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

(b)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009, as well as the Swap entered into by DCP Midstream, LLC in March 2007 and contributed to us in July 2007. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component for the period April 2009 to March 2010. The Swap was for a total of 1.9 million barrels at $66.72 per barrel.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(d)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, East Texas and Discovery and our proportionate share of the earnings of Discovery for each period presented. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$560.1 million decrease attributable to decreased commodity prices, which impact both sales and purchases, and includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged;

•

$138.3 million decrease related to commodity derivative activity. This increase in losses includes an increase in unrealized losses of $183.2 million due to forward prices of commodities increasing in 2009 compared to 2008, partially offset by an increase in realized cash settlement gains of $44.9 million due to generally lower average prices of commodities in 2009; and

•

$62.1 million decrease due primarily to a decrease in natural gas sales volumes across certain assets, partially offset by increased revenues due to contractual amendments such that certain revenues changed from a net presentation to a gross presentation. These results include the impact of a fire at East Texas in the first quarter of 2009. Results in both years include the impact of hurricanes and our Wyoming pipeline integrity and system enhancement project.

These decreases were partially offset by:

•

$8.2 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of increased throughput volumes due to the Michigan acquisitions, partially offset by decreased throughput volumes across other assets.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2009 compared to 2008, primarily due to decreased commodity prices, which impact both sales and purchases, partially offset by contractual amendments which resulted in a prospective change in certain purchases from a net presentation to a gross presentation.

Segment Gross Margin — Segment gross margin decreased in 2009 compared to 2008, primarily as a result of the following:

•	$138.3 million decrease related to commodity derivative activity, as discussed in the Operating Revenues section above;

•	$78.8 million decrease due to lower commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged; and

•

$21.1 million decrease, primarily due to lower natural gas volumes across certain assets. These decreases include the impact of a fire at East Texas in the first quarter of 2009. Results in both years include the impact of hurricanes and our Wyoming pipeline integrity and system enhancement project.

These decreases were partially offset by:

•	$16.7 million increase primarily as a result of increased fee-based throughput volumes due to the Michigan acquisitions.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2009 compared to 2008, primarily as a result of our cost reduction initiatives, partially offset by increased expenses as a result of our Michigan acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2009 compared to 2008, primarily as a result of the Michigan acquisitions, and our East Texas, Wyoming and Piceance Basin capital projects.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, decreased in 2009 compared to 2008. This decrease was as a result of a reduction in the recognition of Discovery’s deficit purchase price in 2009 compared to 2008. The reduction of deficit purchase price recognition was partially offset by increased earnings from Discovery. The increase in Discovery’s earnings are primarily as a result of the following variances in earnings drivers, representing 100% of Discovery’s results of operations: Net income increased $2.5 million, or 7%, due primarily to $12.4 million higher gathering and transportation revenue, $13.2 million lower operating and maintenance expense and $2.6 million lower depreciation and accretion expense. These increases were largely offset by $18.5 million lower NGL sales margins resulting from sharply lower average per-unit margins on higher volumes of NGL equity sales and a $5.4 million unfavorable change in other income or expense, net. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Noncontrolling Interest in Income — Noncontrolling interest in income decreased in 2009 compared to 2008 primarily as a result of decreased net income at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2009 results include the impact of a fire at East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2009 compared to 2008, due to increased fee-based throughput volumes from our Michigan acquisitions and increased volumes from the Tahiti project at Discovery, partially offset by decreased volumes across certain assets. Results in both years include the impact of hurricanes and operational downtime following the hurricanes. 2009 results include the impact of a fire at East Texas during the first quarter.

NGL Gross Production — NGL production increased in 2009 compared to 2008, due primarily to increased NGL production from Discovery. Results in both periods include the impact of hurricanes and operational downtime and our Wyoming system pipeline integrity and enhancement project. 2009 results also include the impact of a fire at East Texas during the first quarter.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$274.6 million increase attributable to increased commodity prices, which impact both sales and purchases;

•

$155.5 million increase related to commodity derivative activity. This increase in gains includes an increase in unrealized gains of $178.8 million due to forward prices of commodities generally being lower at the end of the year 2008 compared to 2007. Offsetting this increase in gains was an increase in realized cash settlement losses of $23.3 million due to average prices of commodities generally being higher for the year ended December 31, 2008 compared to 2007;

•

$4.8 million increase attributable to higher natural gas sales volumes, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased NGL and condensate volumes due to the impact of hurricanes; and

•	$27.4 million increase in transportation, processing and other revenue, which represents our fee-based revenues, as a result of the MEG and MPP acquisitions.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2008 compared to 2007, primarily due to increased natural gas purchase volumes primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions, and higher costs of natural gas supply, driven by higher commodity prices, which impact both sales and purchases.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007, primarily as a result of the following:

•	$152.4 million increase related to commodity derivative activity, as discussed in the Operating Revenues section above;

•	$19.6 million increase due to higher commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged;

•	$18.0 million increase primarily attributable to changes in contract mix; and

•

$11.2 million increase primarily attributable to an increase in natural gas production as a result of the MEG, MPP and Southern Oklahoma acquisitions, partially offset by decreased NGL and condensate volumes due to the impact of hurricanes.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2008 compared to 2007, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2008 compared to 2007, primarily as a result of the MEG, MPP and Southern Oklahoma acquisitions.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, decreased in 2008 compared to 2007. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin. Decreased equity earnings were primarily as a result of the following variances in earnings drivers, representing 100% of Discovery’s results of operations: a decrease in Discovery’s net income of $13.7 million due primarily to $32.5 million resulting from hurricanes Ike and Gustav, partially offset by $10.4 million higher product margins, $4.6 million lower depreciation and accretion expense and a 2008 reserve reversal of $3.5 million related to a recently approved FERC rate case settlement.

Noncontrolling Interest in Income — Noncontrolling interest in income increased in 2008, compared to 2007, primarily as a result of higher earnings at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged.

Natural Gas Throughput — Natural gas transported and/or processed increased in 2008 compared to 2007, due primarily to increased volumes from the MEG, MPP and Southern Oklahoma acquisitions and increased volumes from East Texas, partially offset by decreased volumes from Pelico and Discovery.

NGL Gross Production — NGL production decreased in 2008 compared to 2007, due primarily to decreased NGL production at Discovery and East Texas as a result of the hurricanes.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes five owned and operated rail terminals, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Year Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
	2009	2008	2007	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$347.2	$482.1	$463.1	$(134.9)	(28)%	$19.0	4%
Transportation, processing and other	0.4	1.1	0.6	(0.7)	(64)%	0.5	83%
Gains (losses) from commodity derivative activity	0.6	(0.2)	(4.1)	0.8	*	(3.9)	(95)%

Total operating revenues	348.2	483.0	459.6	(134.8)	(28)%	23.4	5%
Purchases of propane	299.3	472.0	434.1	(172.7)	(37)%	37.9	9%

Segment gross margin(a)	48.9	11.0	25.5	37.9	345%	(14.5)	(57)%
Operating and maintenance expense	(10.3)	(9.9)	(10.4)	0.4	4%	(0.5)	(5)%
Depreciation and amortization expense	(1.4)	(1.3)	(1.1)	0.1	8%	0.2	18%
Other	—	1.5	—	(1.5)	(100)%	1.5	100%

Segment net income attributable to partners	$37.2	$1.3	$14.0	$35.9	2,762%	$(12.7)	(91)%

Operating Data:
Propane sales volume (Bbls/d)	22,278	21,053	22,798	1,225	6%	(1,745)	(8)%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•	$163.8 million decrease attributable to lower propane prices, which impact both sales and purchases.

This decrease was partially offset by:

•	$28.9 million increase attributable to increased propane sales volumes; and

•	$0.8 million increase related to commodity derivative activity.

Purchases of Propane — Purchases of propane decreased in 2009 compared to 2008, due to lower propane prices, which impact both sales and purchases, partially offset by increased volumes.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily as a result of increased volumes and per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2009 compared to 2008 due to property taxes, partially offset by our cost reduction initiatives.

Other — Other operating income in 2008 related to payment received from a supplier regarding the early termination of its supply agreement.

Propane Sales Volume — Propane sales volumes increased 6% in 2009 compared to 2008.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to the following:

•	$54.1 million increase attributable to higher propane prices which impact both sales and purchases; and

•

$3.9 million increase related to commodity derivative activity, which represents increased unrealized gains of $5.3 million, partially offset by increased realized cash settlement losses of $1.4 million.

These increases were partially offset by:

•	$35.1 million decrease attributable to decreased propane sales volumes as a result of lower demand.

Purchases of Propane — Purchases of propane increased in 2008 compared to 2007, primarily due to higher propane prices, which impact both sales and purchases, partially offset by decreased volumes.

Segment Gross Margin — Segment gross margin decreased in 2008 compared to 2007, primarily as a result of increased non-cash lower of cost or market inventory adjustments of $15.1 million due to a decline in propane prices in the second half of 2008, lower per unit margins and lower propane sales volumes, partially offset by commodity derivative activity. We estimate that approximately half of the 2008 write downs were recovered through the sale of inventory in 2008.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2008 compared to 2007, primarily due to decreased property taxes.

Other — Other operating income increased due to a payment received in the second quarter of 2008 from a supplier related to the early termination of its supply agreement.

Propane Sales Volume — Propane sales volume decreased in 2008 compared to 2007, primarily as a result of lower demand.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze and Wilbreeze NGL transportation pipelines and our 45% interest in Black Lake.

	Year Ended December 31,			Variance 2009 vs. 2008		Variance 2008 vs. 2007
	2009	2008	2007	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of NGLs	$3.0	$5.4	$4.5	$(2.4)	(44)%	$0.9	20%
Transportation, processing and other	7.5	5.9	5.1	1.6	27%	0.8	16%

Total operating revenues	10.5	11.3	9.6	(0.8)	(7)%	1.7	18%
Purchases of NGLs	2.9	4.2	4.7	(1.3)	(31)%	(0.5)	(11)%

Segment gross margin(a)	7.6	7.1	4.9	0.5	7%	2.2	45%
Operating and maintenance expense	(1.2)	(1.0)	(0.8)	0.2	20%	0.2	25%
Depreciation and amortization expense	(1.4)	(1.4)	(1.4)	—	—%	—	—%
Earnings from unconsolidated affiliates(b)	1.9	0.8	0.6	1.1	138%	0.2	33%

Segment net income attributable to partners	$6.9	$5.5	$3.3	$1.4	25%	$2.2	67%

Operating data:
NGL pipelines throughput (Bbls/d)(b)	30,160	31,407	28,961	(1,247)	(4)%	2,446	8%

(a)	Segment gross margin consists of total operating revenues less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(b)	Includes our proportionate share of the throughput volumes and earnings of Black Lake for all periods presented. Earnings for Black Lake include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to lower throughput volumes, partially offset by higher per unit margins.

Segment Gross Margin — Segment gross margin increased in 2009 compared to 2008, primarily due to higher per unit margins.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2009 compared to 2008, primarily due to decreased operating expenses.

NGL Pipelines Throughput — NGL pipeline throughput decreased in 2009 compared to 2008, due to declines at certain connected processing plants, partially offset by volumes from new interconnects.

Year Ended December 31, 2008 vs. Year Ended December 31, 2007

Total Operating Revenues — Total operating revenues increased in 2008 compared to 2007, primarily due to increased throughput volumes and settlement of pipeline imbalances, which impacts both sales and purchases.

Segment Gross Margin — Segment gross margin increased in 2008 compared to 2007, primarily due to increased throughput volumes and settlement of pipeline imbalances.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2008 compared to 2007, due to increased throughput at Black Lake.

NGL Pipelines Throughput — Our NGL pipelines experienced an increase in throughput volumes in 2008 as compared to 2007, primarily as a result of an increase in processing activity associated with increased drilling and higher commodity prices.

Liquidity and Capital Resources

We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our revolving credit facility;

•	cash realized from the liquidation of securities that are pledged under our term loan facility;

•	issuance of additional partnership units;

•	debt offerings;

•	guarantees issued by DCP Midstream, LLC, which reduce the amount of collateral we may be required to post with certain counterparties to our commodity derivative instruments; and

•	letters of credit.

We anticipate our more significant uses of resources to include:

•	capital expenditures;

•	quarterly distributions to our unitholders;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

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

During the latter part of 2009, there has been a general improvement in the market for and the valuations of equity securities and a general improvement in the availability and cost of funds obtained in the public and private debt markets, as compared with the latter part of 2008 and early 2009. Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our business, although deterioration in our operating environment could limit our borrowing capacity, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Credit Agreement. Our sources of funding could include the placement of public and private debt and the issuance of our common units.

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

We have a 5-year credit agreement, or the Credit Agreement, consisting of an $814.6 million revolving credit facility and a $10.0 million term loan facility as of December 31, 2009. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of March 9, 2010, we had approximately $212.1 million of borrowing capacity under the Credit Agreement.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of March 9, 2010, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $103.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on $60.0 million of these guarantees. As of March 9, 2010, we had a letter of credit of $0.3 million, on which we pay a fee of 0.75% per annum. These parental guarantees and letter of credit reduce the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of March 9, 2010, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

East Texas is owned 50.1% by us and 49.9% by DCP Midstream, LLC. East Texas is managed by a four-member management committee, consisting of two representatives from each owner. The members of the management committee have voting power corresponding to their respective ownership interests in East Texas. East Texas must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. The management committee, by majority approval, will determine the amount of the distributions. Calls for capital contributions are determined by a vote of the management committee and require unanimous approval of both owners except in certain situations, such as the breach or default of a material agreement or payment obligation, that are reasonably likely to have a material adverse effect on the business, operations or financial condition of East Texas.

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

As of December 31, 2009, we had $2.1 million in cash and cash equivalents. Of this balance, as of December 31, 2009, $1.0 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes.

We had working capital of $6.6 million and $52.2 million as of December 31, 2009 and December 31, 2008 respectively. Excluding derivative working capital liabilities of $34.2 million and $2.3 million, working capital would be $40.8 million and $54.5 million as of December 31, 2009 and December 31, 2008, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Operating, investing and financing activities was as follows:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Net cash provided by operating activities	$107.9	$177.6	$86.5
Net cash used in investing activities	$(163.8)	$(192.2)	$(533.6)
Net cash (used in) provided by financing activities	$(3.9)	$47.2	$430.2

Our predecessor’s sources of liquidity, prior to its acquisition by us, included cash generated from operations and funding from DCP Midstream, LLC. Our predecessor’s cash receipts were deposited in DCP Midstream, LLC’s bank accounts and all cash disbursements were made from these accounts. Cash transactions for our predecessor were handled by DCP Midstream, LLC and were reflected in partners’ equity as net changes in parent advances to predecessors from DCP Midstream, LLC.

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

We received net cash for settlements of our commodity derivative instruments during the year ended December 31, 2009 totaling $16.6 million, approximately $4.8 million of which was associated with rebalancing our portfolio. We paid net cash for settlements of our commodity derivative instruments during the year ended December 31, 2008 totaling $30.7 million. We paid net cash for settlements of our commodity derivative instruments during the year ended December 31, 2007 totaling $6.0 million.

We and our predecessors received cash distributions from unconsolidated affiliates of $22.4 million, $38.4 million and $23.5 million during the years ended December 31, 2009, 2008 and 2007, respectively. Distributions exceeded earnings by $3.9 million (reflected as $1.7 million in net cash provided by operating activities and $2.2 million in net cash used in investing activities) and $20.2 million for the years ended December 31, 2009 and December 31, 2008, respectively. Earnings exceeded distributions by $1.2 million for the year ended December 31, 2007.

We invested cash in unconsolidated affiliates of $7.0 million, $7.4 million and $3.9 million during the years ended December 31, 2009, 2008 and 2007, respectively, of which $2.8 million, $5.8 million and $3.9 million, respectively, was to fund our share of capital expansion projects, and $4.2 million and $1.6 million in 2009 and 2008, respectively, was to fund repairs to Discovery following damage caused by hurricane Ike in 2008 (of which $2.2 million was returned to us by Discovery during 2009).

Net Cash Used in Investing Activities — Net cash used in investing activities during 2009 was primarily used for: (1) capital expenditures of $164.8 million (our portion of which was $79.7 million and the noncontrolling interest holders’ portion was $85.1 million), which primarily consisted of expenditures for installation of compression and expansion of our East Texas system, expansion of our Collbran system, and the completion of pipeline integrity system upgrades to our Wyoming system; (2) acquisition expenditure of $44.5 million, primarily related to the acquisition of certain companies that held natural gas gathering and treating assets from MichCon Pipeline Company of $45.1 million; and (3) investments in Discovery of $7.0 million, partially offset by (4) net proceeds from sale of available-for-sale securities of $50.0 million; (5) a return of investment from Discovery of $2.2 million; and (6) proceeds from sale of assets of $0.3 million.

Net cash used in investing activities during 2008 was primarily used for: (1) acquisition of MPP of $146.4 million; acquisition of the MEG subsidiaries of $10.9 million; (2) capital expenditures of $72.7 million (our portion of which was $42.8 million and the noncontrolling interest holders’ portion was $29.9 million), which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities, including the pipeline integrity costs and system upgrades at our Wyoming system; and (3) investments in unconsolidated affiliates of $7.4 million, which were partially offset by (4) net proceeds from available-for-sale securities of $42.3 million; and (5) $2.9 million proceeds from the sale of assets.

Net cash used in investing activities during 2007 was primarily used for: (1) asset acquisitions of $191.3 million; (2) acquisition of unconsolidated affiliates of $153.3 million; (3) acquisition of the MEG subsidiaries of $142.0 million; (4) capital expenditures of $45.6 million, which generally consisted of expenditures for construction and expansion of our infrastructure in addition to well connections and other upgrades to our existing facilities; and (5) investments in unconsolidated affiliates of $3.9 million, which were partially offset by (6) net proceeds from available-for-sale securities of $2.4 million; and (7) proceeds from sale of assets of $0.1 million.

During 2007, we acquired Discovery, East Texas and the Swap from DCP Midstream, LLC for an initial cash outlay of approximately $243.7 million. The historical value of the assets acquired of approximately $153.3 million is reflected in “net cash used in investing activities.” The remaining $90.4 million is reflected in “net cash provided by financing activities.”

Net Cash (Used in) Provided By Financing Activities — Net cash used in financing activities during 2009 was comprised of: (1) repayments of debt of $280.5 million; (2) distributions to our unitholders and general partner of $85.3 million; and (3) distributions to noncontrolling interests of $27.0 million, partially offset by (4) borrowings of $237.0 million; (5) contributions from non controlling interests of $78.7 million; (6) the issuance of common units for $69.5 million, net of offering costs; (7) net changes in advances to predecessor from DCP Midstream, LLC of $3.0 million; and (7) contributions from DCP Midstream, LLC of $0.7 million.

During 2009, total outstanding indebtedness under our $824.6 million credit agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $608.3 million and did not exceed $656.8 million. The weighted average indebtedness outstanding was $656.7 million, $644.4 million, $638.3 million and $620.4 million for the first, second, third and fourth quarters of 2009, respectively.

We had liquidity, which is available commitments under the Credit, of $239.3 million, $221.3 million, $221.3 million and $221.3 million at the end of the first, second, third and fourth quarters of 2009, respectively.

During 2009 we had the following net movements on our Credit Agreement:

•	$50.0 million borrowing under our revolving credit facility to fund a partial repayment of our term loan facility; partially offset by

•	$43.5 million repayment under our revolving credit facility.

Net cash provided by financing activities during 2008 was comprised of: (1) proceeds from debt of $660.4 million; (2) the issuance of common units for $132.1 million, net of offering costs; (3) contributions from noncontrolling interests of $21.3 million; (4) contributions from DCP Midstream, LLC of $4.1 million, partially offset by (5) repayment of debt of $633.9 million; (6) distributions to our unitholders and general partner of $76.2 million; (7) distributions to noncontrolling interests of $46.4 million; and (8) net changes in advances from DCP Midstream, LLC relating to our predecessor of $14.2 million.

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

We had liquidity, which is available commitments under the Credit Agreement, of $364.7 million, $385.4 million, $390.4 million and $228.0 million at the end of the first, second, third and fourth quarters of 2008, respectively.

During 2008, we had the following net movements on our Credit Agreement:

•	$146.4 million borrowing under our revolving credit facility which was used for the Michigan acquisition; partially offset by

•	$79.9 million repayment under our revolving credit facility.

During 2008, we repaid $40.0 million under our term loan facility

Net cash provided by financing activities during 2007 was comprised of: (1) borrowings of $579.0 million; (2) the issuance of common units for $228.5 million, net of offering costs; (3) contributions from noncontrolling interests of $31.6 million; and (4) contributions DCP Midstream, LLC of $0.5 million, partially offset by (5) repayment of debt of $217.0 million; (6) the excess of purchase price over the acquired assets attributable to a payment related to our acquisition of Discovery, East Texas and the Swap of $90.4 million and of our wholesale propane logistics business of $9.9 million; (7) distributions to our unitholders of $44.0 million; (8) distributions to noncontrolling interests of $30.8 million; (8) net change in advances from DCP Midstream, LLC relating to our predecessor of $16.4 million; (9) payment of deferred financing costs of $0.6 million; and (10) purchase of units of $0.3 million.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10.0 million and $15.0 million, and expansion capital expenditures of between $30.0 million and $35.0 million, for the year ending December 31, 2010. The board of directors may approve additional growth capital during the year, at their discretion.

We incur capital expenditures for our consolidated entities. The following table summarizes our maintenance capital and expansion capital expenditures by our portion and our noncontrolling interests’ portion.

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$12.6	$67.1	$79.7	$13.6	$29.2	$42.8
Noncontrolling interest portion	21.3	63.8	85.1	11.5	18.4	29.9

Total	$33.9	$130.9	$164.8	$25.1	$47.6	$72.7

These amounts do not reflect capital expenditures for our unconsolidated affiliates.

In January 2010, we announced our acquisition of an interstate natural gas liquids pipeline system from Buckeye Partners, L.P. The 350-mile pipeline originates in the DJ Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently utilized by DCP midstream, LLC as a market outlet for NGL production from certain of their plants in the DJ Basin. We expect to spend approximately $18 million in expansion capital to connect and integrate the acquired pipeline with DCP Midstream, LLC’s facilities, with cash flow contributions commencing in early 2011.

Our expansion project at Collbran was substantially completed and became commercially operational in late September 2009 when Collbran began delivering gas to Enterprise Gas Processing, LLC’s pipeline. We have invested approximately $5.6 million in 2008 and $48.1 million during 2009 on this project.

During the third quarter of 2008, we announced plans, along with DCP Midstream, LLC, to invest approximately $56.0 million in East Texas, our share of which is $14 million, to construct a gathering pipeline to support the East Texas system. In May 2009, service was initiated on the pipeline. As of December 31, 2009, our cumulative net investment in this project is approximately $13.0 million.

We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, which could include debt and common unit issuances, to fund our acquisition and expansion capital expenditures.

We expect to fund future capital expenditures with restricted investments, funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units. If these sources are not sufficient, we will reduce our discretionary spending.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $85.3 million, $76.2 million and $44.0 million during 2009, 2008 and 2007, respectively. We intend to continue making quarterly distribution payments to our unitholders to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — On June 21, 2007, we entered into an Amended and Restated Credit Agreement, or the Credit Agreement, which amended our existing Credit Agreement. This 5-year Credit Agreement consists of an $814.6 million revolving credit facility and a $10.0 million term loan facility, and matures on June 21, 2012. As of December 31, 2009, the outstanding balance on the revolving credit facility was $603.0 million and the outstanding balance on the term loan facility was $10.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition or construction of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At December 31, 2009 and 2008, we had outstanding letters of credit issued under the Credit Agreement of $0.3 million.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our credit rating. As of December 31, 2009, the weighted-average interest rate on our revolving credit facility was 0.69% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%. As of December 31, 2009, the interest rate on our term loan facility was 0.34%.

The Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0. Prior to our credit rating that we received on December 7, 2009 from S&P’s Ratings Group, the Credit Agreement required us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As a result of our credit rating, we are no longer required to maintain this interest coverage ratio.

S&P considers “BBB-” the lowest investment grade rating, and a rating below investment grade indicates that the security has significant speculative characteristics. With respect to S&P, a rating of “BBB” or above indicates an investment grade rating. S&P may modify its ratings with a “+” or a “-” sign to show the obligor’s relative standing within a major rating category. Credit rating agencies perform independent analyses when assigning credit ratings. No assurance can be given that the credit rating agencies will continue to assign us investment grade ratings even if we meet or exceed their current criteria for investment grade ratios. A rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of December 31, 2009, is as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and Thereafter
	(Millions)
Long-term debt(a)	$677.1	$26.7	$650.4	$—	$—
Operating lease obligations(b)	51.0	14.0	23.5	11.8	1.7
Purchase obligations(c)	946.7	261.1	359.8	234.2	91.6
Other long-term liabilities(d)	9.1	—	0.3	0.2	8.6

Total	$1,683.9	$301.8	$1,034.0	$246.2	$101.9

(a)	Includes interest payments on long-term debt that has been hedged. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Our operating lease obligations are off-balance sheet obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.

(c)	Our purchase obligations are off balance sheet obligations and include $6.0 million of purchase orders for capital expenditures and $940.7 million of various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business. For contracts where the price paid is based on an index, the amount is based on the forward market prices at December 31, 2009. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)	Other long-term liabilities include $8.5 million of asset retirement obligations and $0.6 million of environmental reserves recognized in the consolidated balance sheet at December 31, 2009.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories
Inventories, which consist primarily of propane, are recorded at the lower of weighted-average cost or market value.	Judgment is required in determining the market value of inventory, as the geographic location impacts market prices, and quoted market prices may not be available for the particular location of our inventory.	If the market value of our inventory is lower than the cost, we may be exposed to losses that could be material. If propane prices were to decrease by 10% below our December 31, 2009 weighted-average cost, our net income would be affected by approximately $3.4 million.

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when allocating the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We completed our impairment testing of goodwill using the methodology described herein, and determined there was no impairment. Key assumptions in the analysis include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. We have not recorded any impairment charges on goodwill during the year ended December 31, 2009. The carrying value of goodwill as of December 31, 2009 by reporting unit was $52.8 million for our Collbran system, $29.3 million for our Wholesale Propane Logistics business and $10.0 million for our Michigan systems, totaling $92.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.	Our impairment analyses may require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. These techniques are also used when allocating the purchase price to acquired assets and liabilities.	Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2009. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. The carrying value of our long-lived assets as of December 31, 2009 was $1,060.6 million.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.	Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2009. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value. The carrying value of our unconsolidated affiliates as of December 31, 2009 was $114.6 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the contractual settlement period impacts earnings. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and the expected relationship with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2009 would have affected net income by approximately $5.8 million for the year ended December 31, 2009.

Accounting for Equity-Based Compensation
Our long-term incentive plan permits for the grant of restricted units, phantom units, unit options and substitute awards. Equity-based compensation expense is recognized over the vesting period or service period of the related awards. We estimate the fair value of each award, and the number of awards that will ultimately vest, at the end of each period.	Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees and the achievement of certain performance targets over the performance period.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in compensation expense.

Accounting for Asset Retirement Obligations
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate, and increases due to the passage of time based on the time value of money until the obligation is settled.	Estimating the fair value of asset retirement obligations requires management to apply judgment to evaluate the necessary retirement activities, estimate the costs to perform those activities, including the timing and duration of potential future retirement activities, and estimate the risk free interest rate. When making these assumptions, we consider a number of factors, including historical retirement costs, the location and complexity of the asset and general economic conditions.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2009, would not have had a significant effect on net income.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, became the source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP, as noted in the discussion of Accounting Standards Update, or ASU, 2009-01 below. During the current quarter, the FASB issued several ASUs and ASCs. The following outlines the ASUs and ASCs that are applicable to us and may have an impact on our consolidated financial statements and related disclosures:

ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which amended ASC topic 820-10 “Fair Value Measurement and Disclosures — Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 are effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we will disclose information in accordance with the revised provisions of ASU 2010-06 within all financial statements issued after the effective date of the ASU.

ASU 2010-02 “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification,” or ASU 2010-02 — In January 2010, the FASB issued ASU 2010-02 which amended ASC topic 810-10 “Consolidation — Overall.” ASU 2010-02 clarifies guidance on the scope of the decrease in ownership provisions of ASC 810-10 and expands the disclosures about the deconsolidation of a subsidiary and the derecognition of a group of assets. ASU 2010-02 was effective for us on January 1, 2009. We have not had any transactions that would fall under the scope of the revised guidance of ASU 2010-02 and consequently there was no impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This SFAS became effective on January 1, 2010 and upon adoption we did not change our conclusions on which entities we consolidate in our financial statements.

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 is effective for us on January 1, 2011 and we are in the process of assessing the impact of ASU 2009-13 on our consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value,” or ASU 2009-05 — In August 2009, the FASB issued ASU 2009-05 which amended ASC Topic 820-10 “Fair Value Measurements and Disclosures — Overall” for the fair value measurement of liabilities. The amended provisions in this update are designed to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities, helping to improve the consistency in the application of Topic 820 “Fair Value Measurements and Disclosures.” ASU 2009-05 became effective on October 1, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASU 2009-01 “Topic 105 — Generally Accepted Accounting Principles,” or ASU 2009-01 — In June 2009, the FASB issued ASU 2009-01, which amended ASC Topic 105 “Generally Accepted Accounting Principles,” or ASC 105 which establishes the FASB ASC as the source of authoritative GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards. We adopted the amended provisions of ASC 105 effective September 15, 2009, and have included all required disclosures in this filing. The amended provisions of ASC 105 impacts only disclosures so there was no effect on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 260 “Earnings per Share,” or ASC 260 — In March 2008, the FASB amended guidance relating to earnings per share. The amendment seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights. We adopted these amended provisions effective January 1, 2009. As a result of adopting the amended provisions, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. These amended provisions are applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net income per LPU increased from $3.25 per unit to $4.11 per unit and net loss increased from $(1.05) per unit to $(1.14) per unit for the years ended December 31, 2008 and 2007, respectively.

ASC 320 “Investments — Debt and Equity Securities,” or ASC 320 — In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

ASC 323 “Investments — Equity Method and Joint Ventures,” or ASC 323 — In November 2008, the FASB amended guidance on equity method investments. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for; and d) how to account for a change in an investment from the equity method to the cost method. This amendment became effective for us on January 1, 2009, and although it has not impacted the manner in which we apply equity method accounting for our current equity method investments, we will apply this guidance to future transactions with equity method investees.

ASC 350 “Intangibles — Goodwill and Other,” or ASC 350, ASC 275 “Risks and Uncertainties,” or ASC 275 — In April 2008, the FASB amended guidance relating to intangible assets and risks and uncertainties, for factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. We adopted these amended provisions on January 1, 2009. As a result of acquisitions, we have intangible assets for customer contracts and related relationships in our consolidated balance sheets. Generally, costs to renew or extend such contracts are not significant, and are expensed to the consolidated statements of operations as incurred. During the year ended December 31, 2009, there were no contracts that were recognized as intangible assets that were renewed or extended.

ASC 805 “Business Combinations,” or ASC 805 — In April 2009, the FASB amended guidance relating to business combinations, providing additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of other applicable GAAP. This amendment emphasizes that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to other applicable GAAP. This amendment was effective for us for business combinations with closing dates subsequent to January 1, 2009. We have accounted for business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

In December 2007, the FASB amended guidance relating to business combinations, which requires the acquiring entity in a business combination subsequent to January 1, 2009 to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We adopted these amended provisions effective January 1, 2009, and have accounted for all transactions with closing dates subsequent to adoption in accordance with the revised provisions of this standard.

ASC 810 “Consolidation,” or ASC 810 — In December 2007, the FASB amended guidance relating to consolidation, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. These amended provisions also establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted these amended provisions effective January 1, 2009, which required retrospective restatement of our consolidated financial statements for all periods presented in this filing.

ASC 815 “Derivatives and Hedging,” or ASC 815 — In March 2008, the FASB amended guidance relating to derivatives and hedging to require disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted these amended provisions effective January 1, 2009, and have included all required disclosures in this filing. The amended provisions impact only disclosures, so there was no effect on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 — In April 2009, the FASB amended guidance relating to fair value measurements and disclosures, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this amendment does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. During 2009, certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

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

ASC 825 “Financial Instruments,” or ASC 825 — In April 2009, the FASB amended guidance relating to financial instruments, requiring disclosure of summarized financial information for financial instruments. We have instruments that are subject to the fair value disclosure requirements of ASC 825, and are subject to the amended provisions of this guidance. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse change in market prices and rates. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as forward contracts, swaps and futures to mitigate a portion of the effects of identified risks. In general, we attempt to mitigate a portion of the risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At December 31, 2009, the effective weighted-average interest rate on our $603.0 million of outstanding revolver debt was 4.41%, taking into account the $575.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $38.0 million as of December 31, 2009, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.2 million annualized increase or decrease in interest expense.

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

Commodity Cash Flow Protection Activities — We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various commodity instruments such as fixed price natural gas, crude oil and NGL contracts to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.

We enter into derivative financial instruments to mitigate a portion of the cash flow risk of decreased natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. We also may enter into natural gas derivatives to lock in margin around our transportation or leased storage assets. Historically, there has been a strong relationship between NGL prices and crude oil prices, with some exceptions, notably in late 2008 and early 2009, and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk through 2014.

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

The following table sets forth additional information about our fixed price natural gas and crude oil swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of March 9, 2010:

Period	Commodity	Notional Volume	Reference Price	Swap Price Range
January 2010 — December 2010	Natural Gas	1,634 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$3.94/MMBtu
January 2011 — December 2012	Natural Gas	1000/ MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.89/MMBtu

January 2010 — December 2010	Natural Gas	1,900 MMBtu/d	Texas Gas Transmission Price (b)	$6.41 - $9.20/MMBtu
January 2011 — December 2012	Natural Gas	1,100 MMBtu/d	Texas Gas Transmission Price (b)	$6.41 - $6.80/MMBtu
January 2010 — December 2013	Natural Gas	1,000 MMBtu/d	NYMEX Final Settlement Price (c)	$8.22/MMBtu
January 2010 — December 2013	Natural Gas Basis	1,000 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (d)	NYMEX less $0.68/MMBtu
January 2010 — December 2010	Crude Oil	2,415 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$63.05 - $87.25/Bbl
April 2010 — December 2011	Crude Oil	250 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$56.75 - $59.30/Bbl
January 2011 — December 2011	Crude Oil	2,350 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$66.72 - $83.80/Bbl
January 2012 — December 2012	Crude Oil	2,125 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$66.72 - $90.00/Bbl
January 2013 — December 2013	Crude Oil	2,050 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$67.60 - $83.00/Bbl
January 2014 — December 2014	Crude Oil	1,000 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$74.90 - $84.70/Bbl
January 2010 — March 2010	NGLs	839 Bbls/d	Mt. Belvieu Non-TET (f)	$0.66 - $1.63/Gal

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	NYMEX final settlement price for natural gas futures contracts (NG).

(d)	The Inside FERC monthly published index price for Panhandle Eastern Pipe Line (Texas, Oklahoma — mainline) less the NYMEX final settlement price for natural gas futures contracts.

(e)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(f)	The average monthly OPIS price for Mt. Belvieu Non-TET.

At December 31, 2009 the aggregate fair value of the fixed price natural gas, crude oil and NGL swaps described above was a net gain of $1.9 million, a net loss of $60.2 million and $0.6 million, respectively.

Given our current contract mix and the commodity derivative contracts we have in place, we have updated our annualized sensitivities for 2010 as shown in the table below, which excludes the impact from mark-to-market on our commodity derivatives. We utilize crude oil and NGL derivatives to mitigate a portion of our commodity price exposure for NGLs. We have combined the NGL and crude oil sensitivities into one factor, and also show our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$1.00	MMBtu	$0.2
Crude oil prices(a)	$5.00	Barrel	$1.3
NGL to crude oil price relationship(b)	5 percentage point change	Barrel	$5.6

(a)	Assuming 60% NGL to crude oil price relationship.

(b)	Assuming 60% NGL to crude oil price relationship and $70.00/Bbl crude oil price. Generally, this sensitivity changes by $1.6 million for each $20.00/Bbl change in the price of crude oil. As crude oil prices increase from $70.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $70.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

The above sensitivities exclude the impact from arrangements where producers on a monthly basis may elect to not process their natural gas, in which case we retain a portion of the customers’ natural gas in lieu of NGLs as a fee. The above sensitivities also exclude certain related processing arrangements where we control the processing or by-pass of the production based upon individual economic processing conditions. Under each of these types of arrangements, our processing of the natural gas would yield favorable processing margins. Less than 10% of our gas throughput is associated with these arrangements.

We estimate the following non-cash sensitivities in 2010 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$4.0
Crude oil prices	$5.00	Barrel	$18.4
NGL prices	$0.10	Gallon	$0.3

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, with some exceptions, notably in late 2008 and early 2009, when NGL pricing was at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2014. Given the historical relationship between NGL prices and crude prices and the lack of liquidity in the NGL financial market, we have generally used crude oil swaps to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship.

Based on historical trends, we generally expect NGL prices to directionally follow changes in crude oil prices over the long term. However, the pricing relationship between NGLs and crude oil may vary, as we believe crude oil prices will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy, whereas NGL prices are more correlated to supply and U.S. petrochemical demand. We believe that future natural gas prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity of exploration and production companies and imports of liquid natural gas, or LNG, from foreign locations. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also further reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall below demand levels.

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

Valuation — Valuation of a contract’s fair value is validated by an internal group independent of the marketing group. While common industry practices are used to develop valuation techniques, changes in pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition. When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected relationship with quoted market prices.

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

	Fair Value of Contracts as of December 31, 2009
Sources of Fair Value	Total	Maturity in 2010	Maturity in 2011-2012	Maturity in 2013-2014	Maturity in 2015 and Thereafter
	(Millions)
Prices supported by quoted market prices and other external sources	$(89.6)	$(33.8)	$(40.7)	$(15.1)	$—
Prices based on models or other valuation techniques	(0.6)	(0.4)	(0.1)	(0.1)	—

Total	$(90.2)	$(34.2)	$(40.8)	$(15.2)	$—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream Partners GP, LLC

Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Company which is accounted for by the use of the equity method. The Company’s equity in Discovery’s net assets of $145,727,000 and $145,054,000 at December 31, 2009 and 2008, respectively, and in Discovery’s net income of $14,204,000, $13,759,000, and $19,228,000 for the years ended December 31, 2009, 2008, and 2007, respectively, are included in the accompanying consolidated financial statements. Discovery’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered with the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, through July 1, 2007, the portion of the accompanying consolidated financial statements attributable to DCP East Texas Holdings, LLC (“East Texas”), Discovery and a nontrading derivative instrument (the “Swap”), collectively, referred to as “predecessors”, have been prepared from the separate records maintained by DCP Midstream, LLC (“Midstream”) and may not necessarily be indicative of the conditions that would have existed or the results of operations if the predecessors had been operated as unaffiliated entities. Portions of certain expenses represent allocations made from, and are applicable to Midstream as a whole.

Also, as discussed in Note 1 to the consolidated financial statements, the consolidated financial statements give retroactive effect to the April 1, 2009 acquisition by the Company of an additional 25.1% of East Texas from Midstream, as a combination of entities under common control, and have been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

Also, as discussed in Note 3 to the consolidated financial statements, in 2009, the Company adopted the amended provisions of ASC 810, Consolidation, as it pertains to noncontrolling interests, and the amended provisions of ASC 260, Earnings per Share, as it pertains to net income per limited partner unit, and as a result, retrospectively adjusted its 2008 and 2007 consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 10, 2010

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2.1	$61.9
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.5 million and $1.0 million, respectively	78.7	58.8
Affiliates	73.8	57.5
Inventories	34.2	20.9
Unrealized gains on derivative instruments	7.3	15.4
Other	1.6	0.9

Total current assets	197.7	215.4
Restricted investments	10.0	60.2
Property, plant and equipment, net	1,000.1	882.7
Goodwill	92.1	88.8
Intangible assets, net	60.5	47.7
Investments in unconsolidated affiliates	114.6	111.5
Unrealized gains on derivative instruments	2.0	8.6
Other long-term assets	4.5	4.8

Total assets	$1,481.5	$1,419.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$85.5	$71.6
Affiliates	43.1	36.0
Unrealized losses on derivative instruments	41.5	17.7
Accrued interest payable	0.7	1.3
Other	20.3	36.6

Total current liabilities	191.1	163.2
Long-term debt	613.0	656.5
Unrealized losses on derivative instruments	58.0	26.0
Other long-term liabilities	14.0	11.2

Total liabilities	876.1	856.9

Commitments and contingent liabilities:

Equity:
Predecessor equity	—	66.0
Common unitholders (34,608,183 and 24,661,754 units issued and outstanding, respectively)	415.5	429.0
Subordinated unitholders (0 and 3,571,429 convertible units issued and outstanding, respectively)	—	(54.6)
General partner unitholders	(5.9)	(4.8)
Accumulated other comprehensive loss	(31.9)	(40.5)

Total partners’ equity	377.7	395.1
Noncontrolling interests	227.7	167.7

Total equity	605.4	562.8

Total liabilities and equity	$1,481.5	$1,419.7

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$456.3	$881.2	$807.9
Sales of natural gas, propane, NGLs and condensate to affiliates	456.7	791.5	568.6
Transportation, processing and other	79.2	59.9	40.7
Transportation, processing and other to affiliates	16.0	26.2	16.7
(Losses) gains from commodity derivative activity, net	(62.3)	75.4	(83.1)
Losses from commodity derivative activity, net — affiliates	(3.5)	(3.7)	(4.6)

Total operating revenues	942.4	1,830.5	1,346.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	529.5	1,218.0	1,005.2
Purchases of natural gas, propane and NGLs from affiliates	246.7	263.0	180.4
Operating and maintenance expense	69.7	77.4	59.3
Depreciation and amortization expense	64.9	53.2	40.2
General and administrative expense	11.9	13.1	15.9
General and administrative expense — affiliates	20.4	20.2	20.3
Other, net	—	(1.5)	—

Total operating costs and expenses	943.1	1,643.4	1,321.3

Operating (loss) income	(0.7)	187.1	24.9
Interest income	0.3	6.1	5.6
Interest expense	(28.3)	(32.8)	(25.7)
Earnings from unconsolidated affiliates	18.5	18.2	24.7

(Loss) income before income taxes	(10.2)	178.6	29.5
Income tax expense	(0.6)	(0.6)	(0.8)

Net (loss) income	(10.8)	178.0	28.7
Net income attributable to noncontrolling interests	(8.3)	(36.1)	(29.8)

Net (loss) income attributable to partners	(19.1)	141.9	(1.1)
Net loss (income) attributable to predecessor operations	1.0	(16.2)	(18.3)
General partner unitholders’ interest in net income or net loss	(12.7)	(13.0)	(3.9)

Net (loss) income allocable to limited partners	$(30.8)	$112.7	$(23.3)

Net (loss) income per limited partner unit — basic and diluted	$(0.99)	$4.11	$(1.14)

Weighted-average limited partner units outstanding — basic and diluted	31.2	27.4	20.5

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Net (loss) income	$(10.8)	$178.0	$28.7

Other comprehensive loss:
Reclassification of cash flow hedge losses (gains) into earnings	20.6	7.5	(3.1)
Net unrealized losses on cash flow hedges	(12.0)	(33.1)	(19.1)

Total other comprehensive income (loss)	8.6	(25.6)	(22.2)

Total comprehensive (loss) income	(2.2)	152.4	6.5
Total comprehensive income attributable to noncontrolling interests	(8.3)	(36.1)	(29.8)

Total comprehensive (loss) income attributable to partners	$(10.5)	$116.3	$(23.3)

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partners’ Equity							Noncontrolling Interests	Total Equity
	Predecessor Equity	Common Unitholders	Class C Unitholders	Class D Unitholders	Subordinated Unitholders	General Partner Unitholders	Accumulated Other Comprehensive Income (Loss)
	(Millions)
Balance, January 1, 2007	$215.4	$223.4	$(20.7)	$—	$(101.6)	$(5.0)	$7.3	$101.7	$420.5
Net change in parent advances	(16.4)	—	—	—	—	—	—	—	(16.4)
Acquisition of East Texas, Discovery and the Swap	(153.3)	27.0	—	—	—	0.6	—	—	(125.7)
Excess purchase price over acquired assets	—	(118.0)	—	—	—	—	—	—	(118.0)
Acquisition of Momentum Energy Group, Inc.	—	12.0	—	—	—	—	—	22.8	34.8
Purchase of units	—	(0.3)	—	—	—	—	—	—	(0.3)
Issuance of units	—	0.3	—	—	—	—	—	—	0.3
Issuance of 5,386,732 common units	—	228.5	—	—	—	—	—	—	228.5
Conversion of Class C units to common units	—	(20.7)	20.7	—	—	—	—	—	—
Contributions	—	0.2	—	—	0.6	—	—	31.6	32.4
Distributions	—	(27.0)	(0.2)	—	(14.1)	(3.2)	—	(30.8)	(75.3)
Equity-based compensation	—	0.2	—	—	—	—	—	—	0.2

Comprehensive income:
Net income attributable to predecessor operations	18.3	—	—	—	—	—	—	—	18.3
Net (loss) income	—	(16.8)	0.2	—	(5.0)	2.2	—	29.8	10.4
Reclassification of cash flow hedges into earnings	—	—	—	—	—	—	(3.1)	—	(3.1)
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	(19.1)	—	(19.1)

Total comprehensive income (loss)	18.3	(16.8)	0.2	—	(5.0)	2.2	(22.2)	29.8	6.5

Balance, December 31, 2007	$64.0	$308.8	$—	$—	$(120.1)	$(5.4)	$(14.9)	$155.1	$387.5
Net change in parent advances	(14.2)	—	—	—	—	—	—	—	(14.2)
Issuance of 4,250,000 common units	—	132.1	—	—	—	—	—	—	132.1
Conversion of subordinated units to common units	—	(66.4)	—	—	66.4	—	—	—	—
Contributions	—	4.0	—	—	—	—	—	21.3	25.3
Distributions	—	(53.9)	—	—	(10.5)	(11.3)	—	(46.4)	(122.1)
Equity-based compensation	—	0.2	—	—	—	—	—	—	0.2
Acquisition of subsidiaries	—	—	—	—	—	—	—	1.6	1.6

Comprehensive income:
Net income attributable to predecessor operations	16.2	—	—	—	—	—	—	—	16.2
Net income	—	104.2	—	—	9.6	11.9	—	36.1	161.8
Reclassification of cash flow hedges into earnings	—	—	—	—	—	—	7.5	—	7.5
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	(33.1)	—	(33.1)

Total comprehensive income (loss)	16.2	104.2	—	—	9.6	11.9	(25.6)	36.1	152.4

Balance, December 31, 2008	$66.0	$429.0	$—	$—	$(54.6)	$(4.8)	$(40.5)	$167.7	$562.8
Net change in parent advances	3.0	—	—	—	—	—	—	—	3.0
Conversion of subordinated units to common units	—	(52.1)	—	—	52.1	—	—	—	—
Distributions	—	(67.7)	—	(2.1)	(2.1)	(13.4)	—	(27.0)	(112.3)
Contributions from DCP Midstream, LLC	—	0.7	—	—	—	—	—	—	0.7
Contributions from noncontrolling interests	—	—	—	—	—	—	—	78.7	78.7
Other	—	(0.1)	—	—	—	—	—	—	(0.1)
Issuance of 2,875,000 common units	—	69.5	—	—	—	—	—	—	69.5
Issuance of 3,500,000 Class D units	—	—	—	49.7	—	—	—	—	49.7
Acquisition of additional 25.1% interest in East Texas and the NGL Hedge	(68.0)	—	—	4.6	—	—	—	—	(63.4)
Deficit purchase price over acquired assets	—	—	—	19.0	—	—	—	—	19.0
Conversion of Class D units into common units	—	66.8	—	(66.8)	—	—	—	—	—

Comprehensive income:
Net loss attributable to predecessor operations	(1.0)	—	—	—	—	—	—	—	(1.0)
Net (loss) income	—	(30.6)	—	(4.4)	4.6	12.3	—	8.3	(9.8)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	—	20.6	—	20.6
Net unrealized losses on cash flow hedges	—	—	—	—	—	—	(12.0)	—	(12.0)

Total comprehensive (loss) income	(1.0)	(30.6)	—	(4.4)	4.6	12.3	8.6	8.3	(2.2)

Balance, December 31, 2009	$—	$415.5	$—	$—	$—	$(5.9)	$(31.9)	$227.7	$605.4

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Millions)
OPERATING ACTIVITIES:
Net (loss) income	$(10.8)	$178.0	$28.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64.9	53.2	40.2
Earnings from unconsolidated affiliates	(18.5)	(18.2)	(24.7)
Distributions from unconsolidated affiliates	20.2	38.4	23.5
Other, net	(0.4)	(0.7)	(0.5)
Change in operating assets and liabilities which provided (used) cash, net of effects of acquisitions:
Accounts receivable	(36.6)	101.4	(92.8)
Inventories	(13.3)	16.4	(7.2)
Net unrealized losses (gains) on derivative instruments	83.8	(101.0)	81.1
Accounts payable	21.5	(108.2)	49.1
Accrued interest	(0.6)	(0.3)	0.5
Other current assets and liabilities	(3.2)	19.0	(13.6)
Other long-term assets and liabilities	0.9	(0.4)	2.2

Net cash provided by operating activities	107.9	177.6	86.5

INVESTING ACTIVITIES:
Capital expenditures	(164.8)	(72.7)	(45.6)
Acquisitions, net of cash acquired	(44.5)	(157.3)	(333.3)
Acquisition of unconsolidated affiliates	—	—	(153.3)
Investments in unconsolidated affiliates	(7.0)	(7.4)	(3.9)
Return of investment from unconsolidated affiliate	2.2	—	—
Payment of earnest deposit	—	—	(9.0)
Refund of earnest deposit	—	—	9.0
Proceeds from sales of assets	0.3	2.9	0.1
Purchases of available-for-sale securities	(1.1)	(608.2)	(6,921.6)
Proceeds from sales of available-for-sale securities	51.1	650.5	6,924.0

Net cash used in investing activities	(163.8)	(192.2)	(533.6)

FINANCING ACTIVITIES:
Proceeds from debt	237.0	660.4	579.0
Payments of debt	(280.5)	(633.9)	(217.0)
Payment of deferred financing costs	—	—	(0.6)
Purchase of units	—	—	(0.3)
Proceeds from issuance of common units, net of offering costs	69.5	132.1	228.5
Excess purchase price over acquired assets	—	—	(100.3)
Net change in advances to predecessor from DCP Midstream, LLC	3.0	(14.2)	(16.4)
Distributions to unitholders and general partner	(85.3)	(76.2)	(44.0)
Distributions to noncontrolling interests	(27.0)	(46.4)	(30.8)
Contributions from noncontrolling interests	78.7	21.3	31.6
Contributions from DCP Midstream, LLC	0.7	4.1	0.5

Net cash (used in) provided by financing activities	(3.9)	47.2	430.2

Net change in cash and cash equivalents	(59.8)	32.6	(16.9)
Cash and cash equivalents, beginning of period	61.9	29.3	46.2

Cash and cash equivalents, end of period	$2.1	$61.9	$29.3

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1.	Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our, is engaged in the business of gathering, compressing, treating, processing, transporting and selling natural gas, producing, transporting, storing and selling propane and transporting and selling NGLs and condensate.

We are a Delaware master limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system (acquired in May 2007); our limited liability company interest in Discovery Producer Services LLC, or Discovery (acquired in July 2007); our Wyoming system and a 70% interest in our Colorado system (each acquired in August 2007); our 50.1% interest in our East Texas system (acquired in July 2007 and April 2009); our Michigan systems (acquired in October 2008 and November 2009); our wholesale propane logistics business; and our NGL transportation pipelines.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by ConocoPhillips. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate our assets. DCP Midstream, LLC owns approximately 35% of our partnership.

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where we have the ability to exercise control and undivided interests in jointly owned assets. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. Intercompany balances and transactions have been eliminated.

The consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our predecessor operations. Our predecessor operations consist of our initial 25% limited liability company interest in DCP East Texas Holdings, LLC, or East Texas and our 40% limited liability company interest in Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, which we acquired from DCP Midstream, LLC in July 2007, and our additional 25.1% limited liability interest in East Texas, which we acquired from DCP Midstream, LLC in April 2009. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas we owned a 25.0% limited liability company interest in East Texas which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability interest in East Texas, and account for East Texas as a consolidated subsidiary. These transactions were among entities under common control. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method; accordingly, our financial information includes the historical results of Discovery, the Swap and East Texas for all periods presented. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. The amount of the purchase price in deficit of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as an increase to partners’ equity. In addition, the results of operations of our Southern Oklahoma, Wyoming and Colorado systems, and our Michigan systems, have been included in the consolidated financial statements since their respective acquisition dates.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We refer to the assets, liabilities and operations of East Texas, our equity interest in Discovery, and the Swap, prior to our acquisition from DCP Midstream,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

LLC, collectively as our “predecessors.” The consolidated financial statements of our predecessors have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessors had been operated as unaffiliated entities. All significant intercompany balances and transactions have been eliminated. Transactions between us and other DCP Midstream, LLC operations have been identified in the consolidated financial statements as transactions between affiliates.

We adopted the amended guidance of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810 “Consolidation,” or ASC 810, effective January 1, 2009, which required us to retrospectively recast our financial statements for all periods presented. As a result of adoption, we have reclassified our noncontrolling interests on our balance sheets from a component of liabilities to a component of equity and have also reclassified the net income or net loss attributable to noncontrolling interests on our consolidated statements of operations, to below net income for all periods presented. Furthermore, we have displayed the portion of other comprehensive income that is attributable to noncontrolling interests within our statements of comprehensive income or loss. We also added a rollforward of the noncontrolling interest within our consolidated statements of changes in equity.

Certain amounts in the prior year’s consolidated financial statements have been reclassified to the current year presentation.

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

Short-Term and Restricted Investments — We may invest available cash balances in various financial instruments, such as commercial paper and money market instruments. These instruments provide for a high degree of liquidity through features which allow for the redemption of the investment at its face amount plus earned income. As we generally intend to sell these instruments within one year or less from the balance sheet date, and as they are available for use in current operations, they are classified as current assets, unless otherwise restricted.

Restricted investments are used as collateral to secure the term loan portion of our credit facility and to finance gathering and compression asset acquisitions. We have classified all short-term and restricted investments as available-for-sale as we do not intend to hold them to maturity, nor are they bought or sold with the objective of generating profit on short-term differences in prices. These investments are recorded at fair value, with changes in fair value recorded as unrealized gains and losses in accumulated other comprehensive income (loss), or AOCI. The cost, including accrued interest on investments, approximates fair value, due to the short-term, highly liquid nature of the securities held by us; interest rates are re-set on a daily, weekly or monthly basis.

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

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a risk free interest rate, and increases due to the passage of time based on the time value of money until the obligation is settled.

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We evaluate goodwill for impairment annually in the third quarter, and when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of the reporting unit. Impairment testing of goodwill consists of a two-step process. The first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves comparing the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, the excess of the carrying value over the fair value is recognized as an impairment loss.

Intangible assets consist primarily of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. These intangible assets are amortized on a straight-line basis over the period of expected future benefit. Intangible assets are removed from the gross carrying amount and the total of accumulated amortization in the period in which they become fully amortized.

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

Investments in Unconsolidated Affiliates — We use the equity method to account for investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence.

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is considered to be permanently less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Unamortized Debt Expense — Expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. These expenses are recorded on the consolidated balance sheet as other long-term assets.

Noncontrolling Interest — Noncontrolling interest represents any third party or affiliate interest in non-wholly owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our consolidated balance sheet amounts shown as noncontrolling interest in equity. Distributions to and contributions from noncontrolling interests represent cash payments to and cash contributions from, respectively, such third party and affiliate investors.

Accounting for Risk Management Activities and Financial Instruments — We designate each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales. The remaining non-trading derivatives, which are related to assets-based activities for which the normal purchases or normal sale exception are not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses in derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Non-Trading Derivative Activity	Mark-to-market method(a)	Net basis in gains and losses from commodity derivative activity

Cash Flow Hedge	Hedge method(b)	Gross basis in the same consolidated statements of operations category as the related hedged item

Fair Value Hedge	Hedge method(b)	Gross basis in the same consolidated statements of operations category as the related hedged item

Normal Purchases or Normal Sales	Accrual method(c)	Gross basis upon settlement in the corresponding consolidated statements of operations category based on purchase or sale

(a)	Mark-to-market — An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations in gains and losses from commodity derivative activity during the current period.

(b)	Hedge method — An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations for the effective portion until the service is provided or the associated delivery period impacts earnings. For fair value hedges, the change in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations in the same category as the related hedged item.

(c)	Accrual method — An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations for changes in fair value of a contract until the service is provided or the associated delivery period impacts earnings.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

Valuation — When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and the expected relationship with quoted market prices.

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

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•

Percent-of-proceeds arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of the sales proceeds we receive. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas and/or NGLs.

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

Our marketing of natural gas and NGLs consists of physical purchases and sales, as well as positions in derivative instruments.

We recognize revenues for sales and services under the four revenue recognition criteria, as follows:

•	Persuasive evidence of an arrangement exists — Our customary practice is to enter into a written contract.

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

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable — trade and accounts receivable — affiliates were imbalances of $0.9 million and

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

$4.9 million at December 31, 2009 and 2008, respectively. Included in the consolidated balance sheets as accounts payable — trade were imbalances of $1.4 million and $2.4 million at December 31, 2009 and 2008, respectively.

Significant Customers — There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2009, 2008 and 2007. There was one third party customer that accounted for approximately 12% 11% and 11% of total operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively in our Wholesale Propane Logistics segment. We also had significant transactions with affiliates, and with suppliers of natural gas and propane.

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2009 and 2008, included in the consolidated balance sheets as other current liabilities amounted to $0.5 million and $1.3 million, respectively, and as other long-term liabilities amounted to $0.6 million and $0.6 million, respectively.

Equity-Based Compensation — Equity classified stock-based compensation cost is measured at fair value, based on the closing common unit price at grant date, and is recognized as expense over the vesting period. Liability classified stock-based compensation cost is remeasured at each reporting date at fair value, based on the closing common unit price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award. Awards granted to non-employees for acquiring, or in conjunction with selling, goods and services are measured at the estimated fair value of the goods or services, or the fair value of the award, whichever is more reliably measured.

Allowance for Doubtful Accounts — Management estimates the amount of required allowances for the potential non-collectability of accounts receivable generally based upon the number of days past due, past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

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

On July 1, 2009, the FASB ASC became the source for authoritative U.S. Generally Accepted Accounting Principles, or GAAP, as noted in the discussion of Accounting Standards Update, or ASU, 2009-01 below. During the current quarter, the FASB issued several ASUs and ASCs. The following outlines the ASUs and ASCs that are applicable to us and may have an impact on our consolidated financial statements and related disclosures:

ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

amended ASC topic 820-10 “Fair Value Measurement and Disclosures — Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 are effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we will disclose information in accordance with the revised provisions of ASU 2010-06 within all financial statements issued after the effective date of the ASU.

ASU 2010-02 “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification,” or ASU 2010-02 — In January 2010, the FASB issued ASU 2010-02 which amended ASC topic 810-10 “Consolidation — Overall.” ASU 2010-02 clarifies guidance on the scope of the decrease in ownership provisions of ASC 810-10 and expands the disclosures about the deconsolidation of a subsidiary and the derecognition of a group of assets. ASU 2010-02 was effective for us on January 1, 2009. We have not had any transactions that would fall under the scope of the revised guidance of ASU 2010-02 and consequently there was no impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This SFAS became effective on January 1, 2010 and upon adoption we did not change our conclusions on which entities we consolidate in our financial statements.

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 is effective for us on January 1, 2011 and we are in the process of assessing the impact of ASU 2009-13 on our consolidated results of operations, cash flows and financial position as a result of adoption.

ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value,” or ASU 2009-05 — In August 2009, the FASB issued ASU 2009-05 which amended ASC Topic 820-10 “Fair Value Measurements and Disclosures — Overall” for the fair value measurement of liabilities. The amended provisions in this update are designed to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities, helping to improve the consistency in the application of Topic 820 “Fair Value Measurements and Disclosures.” ASU 2009-05 became effective on October 1, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASU 2009-01 “Topic 105 — Generally Accepted Accounting Principles,” or ASU 2009-01 — In June 2009, the FASB issued ASU 2009-01, which amended ASC Topic 105 “Generally Accepted Accounting Principles,” or ASC 105 which establishes the FASB ASC as the source of authoritative GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards. We adopted the amended provisions of ASC 105 effective September 15, 2009, and have included all required disclosures in this filing. The amended provisions of ASC 105 impacts only disclosures so there was no effect on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 260 “Earnings per Share,” or ASC 260 — In March 2008, the FASB amended guidance relating to earnings per share. The amendment seeks to improve the comparability of earnings per unit, or EPU, calculations for master limited partnerships with incentive distribution rights. We adopted these amended provisions effective

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

January 1, 2009. As a result of adopting the amended provisions, undistributed earnings or losses are reduced or increased, respectively, by the amount of available cash that was generated during the current period, and undistributed earnings are no longer allocated to our general partner with respect to its incentive distribution rights, as our partnership agreement specifically limits incentive distributions to available cash. These amended provisions are applied retrospectively for all periods. We have retrospectively restated our previously disclosed net income (loss) per limited partner unit, or LPU, and related disclosures, within this filing. As a result of adoption, net income per LPU increased from $3.25 per unit to $4.11 per unit and net loss increased from $(1.05) per unit to $(1.14) per unit for the years ended December 31, 2008 and 2007, respectively.

ASC 320 “Investments — Debt and Equity Securities,” or ASC 320 — In April 2009, the FASB amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

ASC 323 “Investments — Equity Method and Joint Ventures,” or ASC 323 — In November 2008, the FASB amended guidance on equity method investments. This issue addresses a) how the initial carrying value of an equity method investment should be determined; b) how impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; c) how an equity method investee’s issuance of shares should be accounted for; and d) how to account for a change in an investment from the equity method to the cost method. This amendment became effective for us on January 1, 2009, and although it has not impacted the manner in which we apply equity method accounting for our current equity method investments, we will apply this guidance to future transactions with equity method investees.

ASC 350 “Intangibles — Goodwill and Other,” or ASC 350, ASC 275 “Risks and Uncertainties,” or ASC 275 — In April 2008, the FASB amended guidance relating to intangible assets and risks and uncertainties, for factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. We adopted these amended provisions on January 1, 2009. As a result of acquisitions, we have intangible assets for customer contracts and related relationships in our consolidated balance sheets. Generally, costs to renew or extend such contracts are not significant, and are expensed to the consolidated statements of operations as incurred. During the year ended December 31, 2009, there were no contracts that were recognized as intangible assets that were renewed or extended.

ASC 805 “Business Combinations,” or ASC 805 — In April 2009, the FASB amended guidance relating to business combinations, providing additional guidance on the valuation of assets and liabilities assumed in a business combination that arise from contingencies, which would otherwise be subject to the provisions of other applicable GAAP. This amendment emphasizes that assets and liabilities assumed in a business combination that have an estimated fair value should be recorded at the time of acquisition. Assets and liabilities where the fair value may not be determinable during the measurement period will continue to be recognized pursuant to other applicable GAAP. This amendment was effective for us for business combinations with closing dates subsequent to January 1, 2009. We have accounted for business combinations with closing dates subsequent to the effective date in accordance with this new guidance.

In December 2007, the FASB amended guidance relating to business combinations, which requires the acquiring entity in a business combination subsequent to January 1, 2009 to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. We adopted these amended provisions effective January 1, 2009, and have accounted for all transactions with closing dates subsequent to adoption in accordance with the revised provisions of this standard.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

ASC 810 “Consolidation,” or ASC 810 — In December 2007, the FASB amended guidance relating to consolidation, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. These amended provisions also establish reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. We adopted these amended provisions effective January 1, 2009, which required retrospective restatement of our consolidated financial statements for all periods presented in this filing.

ASC 815 “Derivatives and Hedging,” or ASC 815 — In March 2008, the FASB amended guidance relating to derivatives and hedging to require disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted these amended provisions effective January 1, 2009, and have included all required disclosures in this filing. The amended provisions impact only disclosures, so there was no effect on our consolidated results of operations, cash flows or financial position as a result of adoption.

ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 — In April 2009, the FASB amended guidance relating to fair value measurements and disclosures, which provides additional guidance on the valuation of assets or liabilities that are held in markets that have seen a significant decline in activity. While this amendment does not change the overall objective of determining fair value, it emphasizes that in markets with significantly decreased activity and the appearance of non-orderly transactions, an entity may employ multiple valuation techniques, to which significant adjustments may be required, to determine the most appropriate fair value. During 2009, certain of the markets in which we transact have seen a decrease in overall volume; however, we believe that these markets continue to provide sufficient liquidity such that transactions are executed in an orderly manner at fair value. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

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

ASC 825 “Financial Instruments,” or ASC 825 — In April 2009, the FASB amended guidance relating to financial instruments, requiring disclosure of summarized financial information for financial instruments. We have instruments that are subject to the fair value disclosure requirements of ASC 825, and are subject to the amended provisions of this guidance. We adopted these amended provisions effective June 30, 2009 and there was no impact on our consolidated results of operations, cash flows or financial position.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

4.	Acquisitions

Gathering and Compression Assets

In November 2009, we acquired certain companies that held natural gas gathering and treating assets for $45.1 million from MichCon Pipeline Company, a subsidiary of DTE Energy. The assets are located in northern Michigan and are adjacent to our existing Michigan assets. These assets provide essential services for gas produced from the Antrim Shale formation. The results of the assets have been included prospectively, from the date of acquisition, as part of the Natural Gas Services segment. The fees under the Omnibus Agreement increased $0.1 million per year effective November 24, 2009 in connection with the acquisition. The purchase price allocation is as follows:

(Millions)
Property, plant and equipment	$28.4
Intangible assets	16.1
Goodwill	3.0
Other liabilities	(2.4)

Total purchase price allocation	$45.1

In April 2009, we acquired an additional 25.1% interest in East Texas, and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, for aggregate consideration of 3,500,000 Class D units, valued at $49.7 million. This transaction was among entities under common control. Our East Texas system includes a natural gas processing complex, an NGL fractionator and a gathering system. Transfers of net assets or exchanges of units between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Accordingly, these consolidated financial statements include the historical results of East Texas for all periods presented. The NGL Hedge was entered into on the date of the transaction. Accordingly these financial statements include the results of the NGL Hedge prospectively from April 1, 2009. Prior to this transaction we owned a 25.0% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% interest in East Texas, and account for East Texas as a consolidated subsidiary. The $19.0 million deficit purchase price, including purchase price adjustments for working capital of $0.7 million in the third quarter of 2009, under the historical basis of the net acquired assets was recorded as an increase in partners’ equity, and the $49.7 million of Class D units issued as consideration for this transaction was recorded as an increase in partners’ equity. The Class D units converted into our common units on a one-for-one basis on August 17, 2009. The holders of the Class D units received the second quarter distribution paid on August 14, 2009.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Combined Financial Information

The following table presents the impact on the consolidated balance sheet as of December 31, 2008, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC.

	DCP Midstream Partners, LP (As previously reported)	Consolidate East Texas	Remove East Texas Equity Investment	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$48.0	$13.9	$—	$61.9
Accounts receivable	80.4	35.9	—	116.3
Inventories	20.9	—	—	20.9
Other	15.9	0.4	—	16.3

Total current assets	165.2	50.2	—	215.4
Restricted investments	60.2	—	—	60.2
Property, plant and equipment, net	629.3	253.4	—	882.7
Goodwill and intangible assets, net	136.5	—	—	136.5
Investments in unconsolidated affiliates	175.4	—	(63.9)	111.5
Other non-current assets	13.4	—	—	13.4

Total assets	$1,180.0	$303.6	$(63.9)	$1,419.7

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$124.8	$38.4	$—	$163.2
Long-term debt	656.5	—	—	656.5
Other long-term liabilities	34.9	2.3	—	37.2

Total liabilities	816.2	40.7	—	856.9

Commitments and contingent liabilities

Equity:
Partners’ equity
Net equity	369.6	129.9	(63.9)	435.6
Accumulated other comprehensive income	(40.5)	—	—	(40.5)

Total partners’ equity	329.1	129.9	(63.9)	395.1
Noncontrolling interests	34.7	133.0	—	167.7

Total equity	363.8	262.9	(63.9)	562.8

Total liabilities and equity	$1,180.0	$303.6	$(63.9)	$1,419.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The following tables present the impact on the consolidated statements of operations, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC, for the periods indicated.

Year Ended December 31, 2008

	DCP Midstream Partners, LP (As previously reported)	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$1,156.3	$516.4	$—	$1,672.7
Transportation, processing and other	57.2	28.9	—	86.1
Gains (losses) from commodity derivative activity, net	72.3	(0.6)	—	71.7

Total operating revenues	1,285.8	544.7	—	1,830.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,061.2	419.8	—	1,481.0
Operating and maintenance expense	43.0	34.4	—	77.4
Depreciation and amortization expense	36.5	16.7	—	53.2
General and administrative expense and other	22.5	9.3	—	31.8

Total operating costs and expenses	1,163.2	480.2	—	1,643.4

Operating income	122.6	64.5	—	187.1
Interest (expense) income, net	(27.2)	0.5	—	(26.7)
Earnings from unconsolidated affiliates	34.3	—	(16.1)	18.2

Income before income taxes	129.7	65.0	(16.1)	178.6
Income tax expense	(0.1)	(0.5)	—	(0.6)

Net income	129.6	64.5	(16.1)	178.0
Net income attributable to noncontrolling interests	(3.9)	(32.2)	—	(36.1)

Net income attributable to partners	$125.7	$32.3	$(16.1)	$141.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Year Ended December 31, 2007

	DCP Midstream Partners, LP (As previously reported)	Consolidate East Texas	Remove East Texas Equity Earnings	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$925.8	$450.7	$—	$1,376.5
Transportation, processing and other	35.1	22.3	—	57.4
Losses from commodity derivative activity, net	(87.6)	(0.1)	—	(87.7)

Total operating revenues	873.3	472.9	—	1,346.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	826.7	358.9	—	1,185.6
Operating and maintenance expense	32.1	27.2	—	59.3
Depreciation and amortization expense	24.4	15.8	—	40.2
General and administrative expense and other	24.1	12.1	—	36.2

Total operating costs and expenses	907.3	414.0	—	1,321.3

Operating (loss) income	(34.0)	58.9	—	24.9
Interest (expense) income, net	(20.5)	0.4	—	(20.1)
Earnings from unconsolidated affiliates	39.3	—	(14.6)	24.7

(Loss) income before income taxes	(15.2)	59.3	(14.6)	29.5
Income tax expense	(0.1)	(0.7)	—	(0.8)

Net (loss) income	(15.3)	58.6	(14.6)	28.7
Net income attributable to noncontrolling interests	(0.5)	(29.3)	—	(29.8)

Net (loss) income attributable to partners	$(15.8)	$29.3	$(14.6)	$(1.1)

(a)	Amounts as previously reported with 25% of East Texas’ results presented as earnings from unconsolidated affiliates.

(b)	Adjustments to present East Texas on a consolidated basis at 100%, with noncontrolling interest of 49.9%.

(c)	Adjustments to remove East Texas equity earnings at 25%.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The following table presents unaudited pro forma information for the consolidated statements of operations for the years ended December 31, 2009 and 2008, as if the acquisition of certain companies from MichCon Pipeline Company had occurred at the beginning of each year presented. Revenues of $1.1 million and net income attributable to partners of $0.5 million, associated with the acquired companies, from the date of acquisition through December 31, 2009 have been included in the Consolidated Statement of Operations.

	2009			2008
	DCP Midstream Partners, LP	Acquisition of certain companies from MichCon Pipeline Company	DCP Midstream Partners, LP Pro Forma	DCP Midstream Partners, LP	Acquisition of certain companies from MichCon Pipeline Company	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$942.4	$9.6	$952.0	$1,830.5	$12.1	$1,842.6
Net (loss) income attributable to partners	$(19.1)	$2.2	$(16.9)	$141.9	$3.8	$145.7
Less:
Net loss (income) attributable to predecessor operations	1.0	—	1.0	(16.2)	—	(16.2)
General partner unitholders interest in net income	(12.7)	(0.1)	(12.8)	(13.0)	—	(13.0)

Net (loss) income allocable to limited partners	$(30.8)	$2.1	$(28.7)	$112.7	$3.8	$116.5

Net (loss) income per limited partner unit — basic and diluted	$(0.99)	$0.07	$(0.92)	$4.11	$0.14	$4.25

The pro forma information is not intended to reflect actual results that would have occurred if the companies had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

5.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC.

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Omnibus Agreement	$9.7	$9.8	$7.9
Other fees — DCP Midstream, LLC	10.4	10.4	12.4

Total — DCP Midstream, LLC	$20.1	$20.2	$20.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

In December 2009 we extended the omnibus agreement through December 31, 2010 for $9.8 million. The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to derivative financial instruments, such as commodity price derivative contracts, to the extent that such credit support arrangements were in effect as of the closing of our initial public offering in December 2005, until the earlier to occur of the fifth anniversary of the closing of our initial public offering or such time as we obtain an investment grade credit rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness. On December 7, 2009 we received an investment grade credit rating from Standard & Poor’s Ratings Group. DCP Midstream, LLC is no longer obligated to continue to maintain its credit support for our obligations related to derivative financial instruments, in effect as of December 7, 2005, subsequent to this date. As of December 31, 2009, DCP Midstream, LLC has continued to provide parental guarantees totaling $43.0 million in favor of certain counterparties to our commodity derivative instruments; and

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to commercial contracts with respect to its business or operations that were in effect at the closing of our initial public offering until the expiration of such contracts.

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

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2009, 2008 and 2007, East Texas incurred $8.5 million, $8.6 million and $10.3 million, respectively, for general and administrative expenses from DCP Midstream, LLC, which includes expenses for our predecessor operations.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.9 million, $1.8 million and $2.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

Competition

None of DCP Midstream, LLC, or any of its affiliates, including Spectra Energy and ConocoPhillips, is restricted, under either the partnership agreement or the Omnibus Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Spectra Energy and ConocoPhillips, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Indemnification

In connection with our acquisition of our wholesale propane logistics business, DCP Midstream, LLC agreed to indemnify us until October 31, 2010 if certain contractual matters result in a claim, and agreed to indemnify us indefinitely for breaches of the agreement. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $680,000 and is subject to a maximum liability of $6.8 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000. We have not pursued indemnification under this agreement.

Other Agreements and Transactions with DCP Midstream, LLC

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas from DCP Midstream, LLC, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain amounts of East Texas capital projects as defined in the Contribution Agreements. These reimbursements are for a period not to exceed three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $67.5 million and $23.1 million for the years ended December 31, 2009 and 2008, respectively.

On February 11, 2009, our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, had been temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party. In the event we are not reimbursed by the responsible third party, we have insurance covering property damage, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse to us twenty five percent of any claims received as reimbursement of costs and lost margin, from the responsible third party or from insurance. DCP Midstream, LLC will pay seventy five percent of costs related to the incident as a result of this agreement.

On February 25, 2009, we entered into a Contribution Agreement with DCP Midstream, LLC, whereby DCP Midstream, LLC contributed an additional 25.1% interest in East Texas and the NGL Hedge to us in exchange for 3,500,000 Class D units, providing us with a 50.1% interest in East Texas. This transaction closed in April 2009. Subsequent to this transaction we consolidate our 50.1% interest in East Texas and consequently no longer account for East Texas as an unconsolidated affiliate. The Class D Units converted into the Partnership’s Common Units on a one for one basis on August 17, 2009.

We sell a portion of our residue gas and NGLs to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase and sell commodities to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf.

DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under a firm transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand and volumes supplying an industrial end user are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. Revenues associated with these activities are reported gross in our consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.

In addition, in our Natural Gas Services segment, we sell NGLs processed at certain of our plants, and sell condensate removed from the gas gathering systems that deliver to certain of our systems under contracts to a

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation, processing and other charges from the tailgate of the respective asset.

In our NGL Logistics segment, we also have a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

In April 2009, we entered into a thirteen year contractual arrangement with DCP Midstream, LLC in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Lindsey system, which is part of our Natural Gas Services segment. We generally report fees associated with these activities in the consolidated statements of operations as purchases of natural gas, propane, NGLs and condensate from affiliates. In addition, as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

In July 2008, DCP Midstream, LLC issued additional parental guarantees outside of the Omnibus Agreement, totaling $200.0 million, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. These guarantees were reduced to $60.0 million as of December 31, 2009 to correspond with lower commodity prices and collateral requirements. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $0.7 million, $3.8 million and $0.3 million during the years ended December 31 2009, 2008 and 2007, respectively to reimburse us for these capital projects, which were substantially completed during 2008.

DCP Midstream, LLC was a significant customer during the years ended December 31, 2009, 2008 and 2007.

Spectra Energy

We purchase a portion of our propane from and market propane on behalf of Spectra Energy. We anticipate continuing to purchase propane from and market propane on behalf of Spectra Energy in the ordinary course of business.

We entered into a propane supply agreement with Spectra Energy, effective May 1, 2008 and terminating April 30, 2014, which provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. This contract replaces the supply provided under a contract with a third party that was terminated by us for supplier non-performance during the first quarter of 2008.

ConocoPhillips

We have multiple agreements whereby we provide a variety of services for ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0.6 million, $1.9 million and $2.9 million of capital reimbursements during the years ended December 31, 2009, 2008 and 2007, respectively.

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$451.4	$760.1	$553.2
Transportation, processing and other	$7.5	$15.4	$6.0
Purchases of natural gas, propane and NGLs	$138.4	$175.4	$150.2
Losses from derivative activity, net	$(3.5)	$(3.7)	$(4.6)
Operating and maintenance expense	$—	$—	$0.4
General and administrative expense	$20.1	$20.2	$20.3
Interest expense	$0.2	$0.4	$—
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$—	$0.3	$1.1
Transportation, processing and other	$0.3	$0.2	$—
Purchases of natural gas, propane and NGLs	$95.2	$50.9	$—
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$5.3	$31.1	$14.3
Transportation, processing and other	$8.2	$10.6	$10.7
Purchases of natural gas, propane and NGLs	$12.7	$36.7	$30.2
General and administrative expense	$0.3	$—	$—
Unconsolidated affiliates
Purchases of natural gas, propane and NGLs	$0.4	$—	$—

We had accounts receivable and accounts payable with affiliates as follows:

	December 31,
	2009	2008
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$71.5	$51.0
Accounts payable	$24.4	$30.3
Unrealized gains on derivative instruments — current	$5.5	$—
Unrealized losses on derivative instruments — current	$(5.4)	$(1.2)
Spectra Energy:
Accounts receivable	$0.1	$4.0
Accounts payable	$16.6	$5.3
ConocoPhillips:
Accounts receivable	$2.2	$2.5
Accounts payable	$2.1	$0.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31,
		2009	2008
		(Millions)
Gathering systems	15 — 30 Years	$683.0	$497.7
Processing plants	25 — 30 Years	427.4	383.2
Terminals	25 — 30 Years	28.9	28.5
Transportation	25 — 30 Years	217.2	216.6
Underground storage	20 — 50 Years	0.1	0.1
General plant	3 — 5 Years	15.2	13.9
Construction work in progress		21.8	73.9

Property, plant and equipment		1,393.6	1,213.9
Accumulated depreciation		(393.5)	(331.2)

Property, plant and equipment, net		$1,000.1	$882.7

The above amounts include accrued capital expenditures of $3.8 million and $17.4 million as of December 31, 2009 and 2008, respectively, which are included in other current liabilities in the consolidated balance sheets. Interest capitalized on construction projects in 2009, 2008 and 2007, was $1.3 million, $0.3 million and $0.2 million, respectively.

Depreciation expense was $62.3 million, $51.1 million and $39.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Asset Retirement Obligations — Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements, and contractual leases for land use. We adjust our asset retirement obligation each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The asset retirement obligation, included in other long-term liabilities in the consolidated balance sheets, was $8.5 million at December 31, 2009 and 2008. Accretion expense for the years ended December 31, 2009, 2008 and 2007 was $0.3 million $0.4 million and $0.1 million, respectively.

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

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2009	2008
	(Millions)
Beginning of period	$88.8	$80.2
Acquisitions	3.3	8.6

End of period	$92.1	$88.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Goodwill increased during 2009 by $3.0 million as a result of our acquisition of certain companies that held natural gas gathering and treating assets from MichCon Pipeline Company, and by $0.3 million for the final purchase price allocation of the Michigan Pipeline & Processing, LLC, or MPP acquisition. Goodwill increased during 2008 by $6.7 million as a result of the MPP acquisition, and by $1.9 million for the final purchase price allocation for the Momentum Energy Group, Inc., or MEG, acquisition.

We perform an annual goodwill impairment test, and update the test during interim periods when we believe events or changes in circumstances indicated that we may not be able to recover the carrying value of a reporting unit. We use a discounted cash flow analysis supported by market valuation multiples to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. Our annual goodwill impairment tests indicated that our reporting unit’s fair value exceeded its carrying or book value; therefore, we did not record any impairment charges during the years ended December 31, 2009, 2008 and 2007. The carrying value of goodwill as of December 31, 2009 and 2008 was $62.8 million and $59.5 million, respectively for our Natural Gas Services segment, and $29.3 million and $29.3 million, respectively, for our Wholesale Propane Logistics segment.

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

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2009	2008
	(Millions)
Gross carrying amount	$66.2	$52.5
Accumulated amortization	(5.7)	(4.8)

Intangible assets, net	$60.5	$47.7

Intangible assets increased in 2009 by $16.1 million as a result of our acquisition of certain companies that held natural gas gathering and treating assets from MichCon Pipeline Company, partially offset by a decrease of $0.4 million for the final purchase price allocation of the MPP acquisition.

For the years ended December 31, 2009, 2008 and 2007, we recorded amortization expense of $2.6 million, $2.1 million and $1.1 million, respectively. As of December 31, 2009, the remaining amortization periods range from approximately less than one year to 25 years, with a weighted-average remaining period of approximately 20 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2010	$3.2
2011	3.2
2012	3.2
2013	3.2
2014	3.2
Thereafter	44.5

Total	$60.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

8.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of December 31, 2009 and 2008	Carrying Value as of December 31,
		2009	2008
		(Millions)
Discovery Producer Services LLC	40%	$108.2	$105.0
Black Lake Pipe Line Company	45%	6.2	6.3
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$114.6	$111.5

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $37.6 million and $39.7 million at December 31, 2009 and 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $5.7 million and $6.0 million at December 31, 2009 and 2008, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Discovery Producer Services LLC	$16.6	$17.4	$24.1
Black Lake Pipe Line Company and other	1.9	0.8	0.6

Total earnings from unconsolidated affiliates	$18.5	$18.2	$24.7

The following summarizes financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Statements of operations:
Operating revenue	$168.1	$247.9	$266.7
Operating expenses	$127.2	$216.7	$220.6
Net income	$40.4	$35.3	$48.3

	December 31,
	2009	2008
	(Millions)
Balance sheet:
Current assets	$41.8	$54.1
Long-term assets	383.8	392.9
Current liabilities	(17.4)	(46.0)
Long-term liabilities	(23.6)	(20.1)

Net assets	$384.6	$380.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

9.	Fair Value Measurement

Determination of Fair Value

Below is a general description of our valuation methodologies for derivative financial assets and liabilities, as well as short-term and restricted investments, which are measured at fair value. Fair values are generally based upon quoted market prices, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

•

Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value as a result of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. We record counterparty credit valuation adjustments on all derivatives that are in a net asset position as of the measurement date in accordance with our established counterparty credit policy, which takes into account any collateral margin that a counterparty may have posted with us as well as any letters of credit that they have provided.

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 12 Risk Management and Hedging Activities.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

Commodity Derivative Assets and Liabilities

We enter into a variety of derivative financial instruments, which may include over-the-counter, or OTC, instruments, such as natural gas, crude oil or NGL contracts.

Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.

Within our Wholesale Propane Logistics segment, we may enter into a variety of financial instruments to either secure sales or purchase prices, or capture a variety of market opportunities. Since financial instruments for NGLs tend to be counterparty and location specific, we primarily use the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming on line, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.

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

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Interest Rate Derivative Assets and Liabilities

We use interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our floating rate debt for fixed rate debt. The swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash balances in various financial instruments such as commercial paper and money market instruments. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper are priced using a yield curve for similarly rated instruments, and are classified within Level 2. As of December 31, 2009, nearly all of our short-term and restricted investments were held in the form of money market securities.

Nonfinancial Assets and Liabilities

We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value on the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

The following table presents the financial instruments carried at fair value as of December 31, 2009 and 2008, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2009				December 31, 2008
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Short term investments(a)	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Commodity derivatives(b)	$—	$6.9	$0.4	$7.3	$—	$15.1	$0.3	$15.4

Long-term assets:
Restricted investments	$—	$10.0	$—	$10.0	$—	$60.2	$—	$60.2
Commodity derivatives(c)	$—	$1.8	$0.2	$2.0	$—	$6.9	$1.7	$8.6

Current liabilities(d):
Commodity derivatives	$—	$(20.3)	$(0.8)	$(21.1)	$—	$(1.2)	$—	$(1.2)
Interest rate derivatives	$—	$(20.4)	$—	$(20.4)	$—	$(16.5)	$—	$(16.5)

Long-term liabilities(e):
Commodity derivatives	$—	$(46.0)	$(0.4)	$(46.4)	$—	$(3.2)	$—	$(3.2)
Interest rate derivatives	$—	$(11.6)	$—	$(11.6)	$—	$(22.8)	$—	$(22.8)

(a)	Included in other current assets in our consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(b)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Level 3 Fair Value Measurements

The tables below illustrate a rollforward of the amounts included in our consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers In/Out of Level 3” caption.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

	Beginning Balance	Net Realized and Unrealized Gains (Losses) Included in Earnings	Transfers In/Out of Level 3(a)	Purchases, Issuances and Settlements, Net	Ending Balance	Net Unrealized Gains (Losses) Still Held Included in Earnings(b)
	(Millions)
Year Ended December 31, 2009:
Commodity derivative instruments:
Current assets	$0.3	$0.2	$(0.1)	$—	$0.4	$0.4
Long-term assets	$1.7	$(1.5)	$—	$—	$0.2	$(0.1)
Current liabilities	$—	$(3.9)	$—	$3.1	$(0.8)	$(1.8)
Long-term liabilities	$—	$(0.4)	$—	$—	$(0.4)	$(0.4)

Year Ended December 31, 2008:
Commodity derivative instruments:
Current assets	$0.2	$0.8	$—	$(0.7)	$0.3	$0.3
Long-term assets	$1.5	$1.0	$(0.8)	$—	$1.7	$1.0
Current liabilities	$(1.6)	$(0.2)	$—	$1.8	$—	$—
Long-term liabilities	$(0.2)	$0.2	$—	$—	$—	$0.2

(a)	Amounts transferred in are reflected at the fair value as of the beginning of the period and amounts transferred out are reflected at fair value at the end of the period.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains (losses) relating to assets and liabilities classified as Level 3 that are still held at December 31, 2009 and 2008.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

The fair value of restricted investments, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our credit agreement are $613.0 million and $590.0 million as of December 31, 2009 and $656.5 million and $656.5 million, respectively as of December 31, 2008. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. Additionally, we have executed interest rate swap agreements on a portion of our interest rate exposure which swaps variable for fixed interest rates.

11.	Debt

Long-term debt was as follows:

	Principal Amount
	2009	2008
	(Millions)
Revolving credit facility, weighted-average variable interest rate of 0.69% and 2.08%, respectively, and net effective interest rate of 4.41% and 4.48%, respectively, due June 21, 2012(a)	$603.0	$596.5
Term loan facility, variable interest rate 0.34% and 1.54%, respectively, due June 21, 2012(b)	10.0	60.0

Total long-term debt	$613.0	$656.5

(a)	$575.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.26% to 5.19%, for a net effective rate of 4.41% on the $603.0 million of outstanding debt under our revolving credit facility as of December 31, 2009.

(b)	The term loan facility is fully secured by restricted investments.

Credit Agreement

We have an $824.6 million 5-year credit agreement that matures June 21, 2012, or the Credit Agreement, which consists of:

•	a $814.6 million revolving credit facility; and

•	a $10.0 million term loan facility.

At December 31, 2009 and 2008, we had $0.3 million letters of credit issued under the credit agreement outstanding. Outstanding balances under the term loan facility are fully collateralized by investments in high-grade securities, which are classified as restricted investments in the accompanying consolidated balance sheet as of December 31, 2009 and 2008. As of December 31, 2009, the available capacity under the revolving credit facility was $211.9 million, which is net of non-participation by Lehman Brothers Commercial Bank, or Lehman Brothers. We incurred $0.6 million of debt issuance costs during 2007 associated with the Credit Agreement. These expenses are deferred as other long-term assets in the consolidated balance sheet and will be amortized over the term of the Credit Agreement.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Under the Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our credit rating. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wachovia Bank’s prime rate or the Federal Funds rate plus 0.50%.

The Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0. Prior to our credit rating that we received on December 7, 2009 from Standard & Poor’s Ratings Group, the Credit Agreement also required us to maintain an interest coverage ratio (the ratio of our consolidated EBITDA to our consolidated interest expense, in each case as is defined by the Credit Agreement) of equal or greater than 2.5 to 1.0 determined as of the last day of each quarter for the four-quarter period ending on the date of determination. As a result of our credit rating, we are no longer required to maintain this interest coverage ratio.

Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the June 21, 2012 maturity date.

Other Agreements

As of December 31, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million, which reduces the amount of cash we may be required to post as collateral. We pay a fee of 0.75% per annum on this letter of credit. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility.

12.	Risk Management and Hedging Activities

Our day to day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with both physical and financial transactions. We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The following briefly describes each of the risks that we manage.

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering and processing services, we may receive fees or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2014 with natural gas, crude oil and NGL derivative instruments. Additionally, given the limited depth of the NGL derivatives market, we primarily utilize crude oil swaps and following our acquisition of the NGL Hedge on April 1, 2009, to a limited extent NGL derivatives to mitigate a portion of our

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

commodity price exposure for propane and heavier NGLs. Historically, prices of NGLs have been generally related to the price of crude oil, with some exceptions, notably in late 2008 to early 2009, when NGL pricing was at a greater discount to crude oil. Given the relationship and the lack of liquidity in the NGL financial market, we have historically used crude oil swaps to mitigate a portion of NGL price risks. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship. These transactions are primarily accomplished through the use of forward contracts, which are swap futures that effectively exchange our floating rate price risk for a fixed rate. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

With respect to our Pelico system, we may enter into financial derivatives to lock in transportation margins across the system, or to lock in margins around our leased storage facility to maximize value. This objective may be achieved through the use of physical purchases or sales of gas that are accounted for under accrual accounting. While the physical purchase or sale of gas transactions are accounted for under accrual accounting and any inventory is stated at lower of cost or market, the swaps are not designated as hedging instruments for accounting purposes and any change in fair value of these instruments is reflected within our consolidated statements of operations.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a retail propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may on occasion use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and the change in value is reflected in the current period within our consolidated statements of operations as a gain or loss on commodity derivative activity.

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting. Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for derivatives that manage our commodity price risk. We have used the mark-to-market method of accounting for all derivatives that manage our commodity price risk since July 2007, thus changes in fair value are recorded directly to the consolidated statements of operations. Derivative contracts that were put in place prior to this date may have been designated as cash flow or fair value hedges, and are described below.

Commodity Cash Flow Hedges — We used NGL, natural gas and crude oil swaps to mitigate a portion of the risk of market fluctuations in the price of NGLs, natural gas and condensate. Prior to July 1, 2007, the effective portion of the change in fair value of a derivative designated as a cash flow hedge was recorded in accumulated other comprehensive income, or AOCI. During the period in which the hedged transaction impacted earnings, amounts in AOCI associated with the hedged transaction were reclassified to the consolidated statements of operations in the same accounts as the item being hedged.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Given our election to discontinue using the hedge method of accounting, the remaining net loss deferred in AOCI relative to these cash flow hedges will be reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings. Subsequent to July 1, 2007, the changes in fair value of financial derivatives are included in gains and losses from commodity derivative activity in the consolidated statements of operations.

Commodity Fair Value Hedges — Historically, we used fair value hedges to mitigate a portion of risk to changes in the fair value of an asset or a liability, or an identified portion thereof, that is attributable to fixed price risk. As described above relative to our Wholesale Propane Logistics segment, we may have hedged producer price locks, or fixed price gas purchases, to reduce our cash flow exposure to fixed price risk by swapping the fixed price risk for a floating price position linked to the New York Mercantile Exchange or an index-based position.

Interest Rate Risk

Interest Rate Cash Flow Hedges — We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. All interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the consolidated balance sheets and are reclassified into earnings as the hedged transactions impact earnings. The effect that these swaps have on our consolidated financial statements, as well as the effect that is expected over the upcoming 12 months is summarized in the charts below. However, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings. $425.0 million of the agreements reprice prospectively approximately every 90 days and the remaining $150.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 2.26% to 5.19%, and receive interest payments based on the three-month and one-month LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our credit agreement. As of December 31, 2009, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position.

As of December 31, 2009, we had $62.1 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2009 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2009, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $58.3 million.

As of December 31, 2009 our interest rate swaps were in a net liability position of approximately $32.0 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our credit agreement, that occurs and is continuing, the counterparties to our swap instruments may have the right to request that we net settle the instrument in the form of cash.

Collateral

As of December 31, 2009, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million and DCP Midstream, LLC had issued and outstanding parental guarantees totaling $103.0 million in favor of certain counterparties to our commodity derivative instruments. This letter of credit and parental guarantees reduce the amount of cash we may be required to post as collateral. As of December 31, 2009, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	December 31, 2009	December 31, 2008
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(0.8)	$(1.8)

Interest rate cash flow hedges:
Net deferred losses in AOCI	(31.1)	(38.7)

Total AOCI	$(31.9)	$(40.5)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked to market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31, 2009	December 31, 2008	Balance Sheet Line Item	December 31, 2009	December 31, 2008
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(20.4)	$(16.5)
Unrealized gains on derivative instruments — long term	—	—	Unrealized losses on derivative instruments — long term	(11.6)	(22.8)

	$—	$—		$(32.0)	$(39.3)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$7.3	$15.4	Unrealized losses on derivative instruments — current	$(21.1)	$(1.2)
Unrealized gains on derivative instruments — long term	2.0	8.6	Unrealized losses on derivative instruments — long term	(46.4)	(3.2)

	$9.3	$24.0		$(67.5)	$(4.4)

The following tables summarize the impact on our consolidated balance sheet and consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months

	2009	2008	2009	2008		2009	2008
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(12.0)	$(33.1)	$(19.7)	$(6.7)	(a)	$—	$—	(a)(c)	$(19.5)
Commodity derivatives	$—	$—	$(0.9)	$(0.8)	(b)	$—	$—	(b)(c)	$(0.5)

(a)	Included in interest expense in our consolidated statements of operations.

(b)	Included in sales of natural gas, propane, NGLs and condensate in our consolidated statements of operations.

(c)	For the year ended December 31, 2009, 2008 and 2007, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

	Year Ended December 31,
Commodity Derivatives: Statements of Operations Line Item	2009	2008	2007
	(Millions)
Third party:
Realized	$16.8	$(25.5)	$(4.2)
Unrealized	(79.1)	100.9	(78.9)

(Losses) gains from commodity derivative activity, net	$(62.3)	$75.4	$(83.1)

Affiliates:
Realized	$(0.2)	$(5.2)	$(1.8)
Unrealized	(3.3)	1.5	(2.8)

Losses from commodity derivative activity, net — affiliates	$(3.5)	$(3.7)	$(4.6)

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

	December 31, 2009
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) position (MMbtu)	Net Long (Short) Position (Bbls)
2010	(950,225)	(1,883,500)	(74,001)
2011	(949,000)	(1,496,500)	—
2012	(777,750)	(1,500,600)	—
2013	(748,250)	(730,000)	—
2014	(365,000)	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of December 31, 2009 we have swaps with a notional value between $25.0 million and $150.0 million, which, in aggregate, exchange $575.0 million of our floating rate obligation to a fixed rate obligation through June 2012.

13.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.

In November 2009, we issued 2,500,000 common limited partner units at $25.40 per unit, and in December 2009 we issued an additional 375,000 common limited partner units to the underwriters who exercised their overallotment option. We received proceeds of $69.5 million, net of offering costs.

In April 2009, we issued 3,500,000 Class D units valued at $49.7 million. The Class D units were issued to DCP LP Holdings, LP and DCP Midstream GP, LP in consideration for an additional 25.1% interest in East Texas and the NGL Hedge. The Class D units converted into our common units on a one-for-one basis on August 17, 2009.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of December 31, 2009. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. The general partner’s incentive distribution rights were not reduced as a result of our common limited partner unit issuances, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash after the Subordination Period sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

Class D Units — All of the Class D units were held by DCP Midstream, LLC and converted into our common units on a one for one basis on August 17, 2009. The holders of the Class D units received the second quarter distribution paid on August 14, 2009.

Class C Units — On July 2, 2007, the Class C units were converted to common units.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

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

Our partnership agreement provides that, during the subordination period, the common units had the right to receive distributions of Available Cash each quarter in an amount equal to $0.35 per common unit, or the Minimum Quarterly Distribution, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units were not entitled to receive any distributions until the common units received the Minimum Quarterly Distribution plus any arrearages from prior quarters. Furthermore, no arrearages could be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2009, 2008 and 2007:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 13, 2009	$0.600	$22.6
August 14, 2009	0.600	22.6
May 15, 2009	0.600	20.1
February 13, 2009	0.600	20.1
November 14, 2008	0.600	20.1
August 14, 2008	0.600	20.1
May 15, 2008	0.590	19.6
February 14, 2008	0.570	15.7
November 14, 2007	0.550	14.7
August 14, 2007	0.530	12.4
May 15, 2007	0.465	8.6
February 14, 2007	0.430	7.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

14.	Equity-Based Compensation

Total compensation cost (credit) for equity-based arrangements was as follows:

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Performance Units	$1.2	$(0.7)	$1.1
Phantom Units	0.4	(0.4)	0.6
Restricted Phantom Units	0.6	0.1	—

Total compensation (credit) cost	$2.2	$(1.0)	$1.7

On November 28, 2005, the board of directors of our General Partner adopted a long-term incentive plan, or LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be delivered pursuant to awards under the LTIP. Awards that are canceled or forfeited, or are withheld to satisfy the General Partner’s tax withholding obligations, are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the General Partner’s board of directors. All awards are subject to cliff vesting, with the exception of the Phantom Units issued to directors in conjunction with our initial public offering, which are subject to graded vesting provisions.

All awards are accounted for as liability awards.

Performance Units — We have awarded phantom LPUs, or Performance Units, pursuant to the LTIP to certain employees. Performance Units generally vest in their entirety at the end of a three year performance period. The number of Performance Units that will ultimately vest range from 0% to 200% of the outstanding Performance Units, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the compensation committee of the board of directors of our General Partner. The DERs are paid in cash at the end of the performance period. Of the remaining Performance Units outstanding at December 31, 2009, 6,535 units are expected to vest on December 31, 2010 and 36,715 units are expected to vest on December 31, 2011.

At December 31, 2009, there was approximately $0.8 million of unrecognized compensation expense related to the Performance Units that is expected to be recognized over a weighted-average period of 1.9 years. The following table presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2007	23,090	$26.96
Granted	29,610	$37.29
Forfeited	(5,740)	$31.39

Outstanding at December 31, 2007	46,960	$32.93
Granted	17,085	$33.85
Forfeited	(12,025)	$32.42

Outstanding at December 31, 2008	52,020	$33.35
Granted	52,450	$10.05
Vested	(37,330)	$34.51

Outstanding at December 31, 2009	67,140	$14.50	$29.57

Expected to vest(a)	43,250	$13.65	$29.57

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(a)	Based on our December 31, 2009 estimated achievement of specified performance targets, the performance estimate for units granted in 2009 is 100%, and for units granted in 2008 is 50%. The estimated forfeiture rate for units granted in 2009 is 30% and for units granted in 2008 is 23%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Performance Units, including the related DERs:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(Millions)
Vested in 2009(a)	37,330	$1.1	$0.3

(a)	22,860 of the units and the related DERs that vested in 2009 will be paid in 2010.

Phantom Units — In conjunction with our initial public offering, in January 2006 our General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner.

In 2009, we granted 16,000 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2009. All of these units vested during 2009.

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

The DERs are paid quarterly in arrears.

The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2007	24,700	$24.05
Granted	4,500	$42.90
Forfeited	(2,333)	$24.05
Vested	(6,668)	$35.23

Outstanding at December 31, 2007	20,199	$24.56
Granted	4,000	$35.88
Forfeited	(4,000)	$24.05
Vested	(6,501)	$32.91

Outstanding at December 31, 2008	13,698	$24.05
Granted	16,000	$10.05
Vested	(29,698)	$16.51

Outstanding at December 31, 2009	—	$—	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Phantom Units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(Millions)
Vested in 2007	6,668	$0.2	$0.2
Vested in 2008	6,501	$0.2	$0.2
Vested in 2009	29,698	$0.5	$0.5

Restricted Phantom Units — Our General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. The RPUs outstanding at December 31, 2009 are expected to vest on December 31, 2011. The DERs are paid quarterly in arrears.

At December 31, 2009, there was approximately $0.9 million of unrecognized compensation expense related to the RPUs that is expected to be recognized over a weighted-average period of 1.7 years. The following table presents information related to the RPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2008	—	$—
Granted	17,085	$33.85
Forfeited	(2,395)	$35.88

Outstanding at December 31, 2008	14,690	$33.52
Granted	52,450	$10.05

Outstanding at December 31, 2009	67,140	$15.18	$29.57

Expected to vest	49,785	$16.30	$29.57

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 30% for units granted in 2009 and 23% for units granted in 2008. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

We intend to settle certain awards issued under the LTIP in cash upon vesting. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all awards is determined based on the closing price of our common units at each measurement date.

15.	Income Taxes

We are structured as a master limited partnership, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal deferred tax balances as of December 31, 2009, 2008 and 2007, and no federal income tax expense for the years ended December 31, 2009, 2008 and 2007.

The State of Texas imposes a margin tax that is assessed at 1% of taxable margin apportioned to Texas. Accordingly, we have recorded current tax expense for the Texas margin tax beginning in 2007. As a result of our acquisition of an additional 25.1% limited liability company interest in East Texas in April 2009, in a transaction among entities under common control, and our subsequent consolidation of East Texas as a subsidiary, we recorded a non-current deferred tax liability of $1.8 million at December 31, 2006. During 2008 we acquired properties in Michigan. Michigan imposes a business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. The sum of the gross receipts and income tax is subject to a tax surcharge of 21.99%. Michigan provides tax credits that may reduce our final tax liability.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Income tax expense for the years ended December 31, 2009, 2008 and 2007, consisted of current tax expense of $0.5 million, $0.7 million and $0.9 million, respectively and deferred tax expense of $0.1 million for 2009 and deferred tax benefit of $0.1 million for 2008 and 2007. Our effective tax rate differs from statutory rates, primarily due to being structured as a limited partnership, which is a pass-through entity for United States income tax purposes, while being treated as a taxable entity in certain states.

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

Basic and diluted net income or loss per LPU is calculated by dividing limited partners’ interest in net income or loss, less pro forma additional earnings allocated to the general partner as described above, by the weighted-average number of outstanding LPUs during the period.

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

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas. El Paso filed an additional lawsuit in the District Court of Webster Parish, Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the Minden processing plant. The Louisiana court determined in August 2009 that El Paso’s Louisiana claims were barred by the doctrine of res judicata and dismissed the case with prejudice in Louisiana. In January 2010, we and DCP Midstream, LLC entered into a settlement agreement with El Paso to resolve all claims

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

brought by El Paso regarding this matter in Texas and Louisiana. Under the terms of the settlement agreement, we paid El Paso approximately $2.2 million for our portion of the settlement, which is within the amount of our previously disclosed contingent liability. This amount was included in the consolidated balance sheets within other current liabilities as of December 31, 2009. The cases have been dismissed in both Texas and Louisiana.

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

Insurance — We renewed our insurance policies in May, June and July 2009 for the 2009-2010 insurance year. Previously, we carried insurance jointly with DCP Midstream, LLC. Following our 2009 renewals, we now contract with a third party insurer separately from DCP Midstream, LLC for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (3) property insurance, which covers replacement value of all real and personal property and includes business interruption/extra expense. However, we are still jointly insured with DCP Midstream, LLC for directors and officers insurance covering our directors and officers for acts related to our business activities. As a result of separating the excess liability insurance, we have reduced the limits of insurance to match the type and size of exposure covered by this insurance. These changes have not resulted in any material change to the premiums we contracted to pay in the 2009-2010 insurance year. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

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

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $12.1 million, $12.9 million and $11.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2009:

(Millions)
2010	$14.0
2011	13.3
2012	10.2
2013	7.8
2014	4.0
Thereafter	1.7

Total minimum rental payments	$51.0

18.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of (1) our Northern Louisiana system; (2) our Southern Oklahoma system, acquired in May 2007; (3) our 40% limited liability company interest in Discovery, and the Swap, acquired in July 2007; (4) our Colorado and Wyoming systems, acquired in August 2007; (5) our East Texas system; and (6) our Michigan systems, acquired in October 2008 and November 2009.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

The following tables set forth our segment information:

Year Ended December 31, 2009:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$583.7	$348.2	$10.5	$—	$942.4

Gross margin(a)	$109.7	$48.9	$7.6	$—	$166.2
Operating and maintenance expense	(58.2)	(10.3)	(1.2)	—	(69.7)
Depreciation and amortization expense	(61.9)	(1.4)	(1.4)	(0.2)	(64.9)
General and administrative expense	—	—	—	(32.3)	(32.3)
Earnings from unconsolidated affiliates	16.6	—	1.9	—	18.5
Interest income	—	—	—	0.3	0.3
Interest expense	—	—	—	(28.3)	(28.3)
Income tax expense(b)	—	—	—	(0.6)	(0.6)

Net income (loss)	6.2	37.2	6.9	(61.1)	(10.8)
Net income attributable to noncontrolling interests	(8.3)	—	—	—	(8.3)

Net (loss) income attributable to partners	$(2.1)	$37.2	$6.9	$(61.1)	$(19.1)

Non-cash derivative mark-to-market(c)	$(84.2)	$0.8	$—	$(0.4)	$(83.8)

Capital expenditures	$164.3	$0.5	$—	$—	$164.8

Year Ended December 31, 2008:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$1,336.2	$483.0	$11.3	$—	$1,830.5

Gross margin(a)	$331.4	$11.0	$7.1	$—	$349.5
Operating and maintenance expense	(66.5)	(9.9)	(1.0)	—	(77.4)
Depreciation and amortization expense	(50.5)	(1.3)	(1.4)	—	(53.2)
General and administrative expense	—	—	—	(33.3)	(33.3)
Other	—	1.5	—	—	1.5
Earnings from unconsolidated affiliates	17.4	—	0.8	—	18.2
Interest income	—	—	—	6.1	6.1
Interest expense	—	—	—	(32.8)	(32.8)
Income tax expense(b)	—	—	—	(0.6)	(0.6)

Net income (loss)	231.8	1.3	5.5	(60.6)	178.0
Net income attributable to noncontrolling interests	(36.1)	—	—	—	(36.1)

Net income (loss) attributable to partners	$195.7	$1.3	$5.5	$(60.6)	$141.9

Non-cash derivative mark-to-market(c)	$99.2	$2.4	$—	$(0.6)	$101.0

Capital expenditures	$68.3	$3.3	$0.4	$0.7	$72.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Year Ended December 31, 2007:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$877.0	$459.6	$9.6	$—	$1,346.2

Gross margin(a)	$130.2	$25.5	$4.9	$—	$160.6
Operating and maintenance expense	(48.1)	(10.4)	(0.8)	—	(59.3)
Depreciation and amortization expense	(37.7)	(1.1)	(1.4)	—	(40.2)
General and administrative expense	—	—	—	(36.2)	(36.2)
Earnings from unconsolidated affiliates	24.1	—	0.6	—	24.7
Interest income	—	—	—	5.6	5.6
Interest expense	—	—	—	(25.7)	(25.7)
Income tax expense(b)	—	—	—	(0.8)	(0.8)

Net income (loss)	68.5	14.0	3.3	(57.1)	28.7
Net income attributable to noncontrolling interests	(29.8)	—	—	—	(29.8)

Net income (loss) attributable to partners	$38.7	$14.0	$3.3	$(57.1)	$(1.1)

Non-cash derivative mark-to-market(c)	$(78.3)	$(2.8)	$—	$—	$(81.1)

Capital expenditures	$40.5	$3.9	$1.2	$—	$45.6

	December 31,
	2009	2008	2007
	(Millions)
Segment long-term assets:
Natural Gas Services(d)	$1,185.2	$1,045.9	$884.4
Wholesale Propane Logistics	53.2	54.3	52.6
NGL Logistics	32.3	33.8	34.8
Other(e)	13.1	70.3	104.1

Total long-term assets	1,283.8	1,204.3	1,075.9
Current assets	197.7	215.4	304.9

Total assets	$1,481.5	$1,419.7	$1,380.8

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Income tax expense in 2009 relates primarily to the Texas margin tax and the Michigan business tax. Income tax expense in 2008 and 2007 relates primarily to the Texas margin tax.

(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

(d)	Long-term assets for our Natural Gas Services segment increased in 2009 as a result of; (1) Our expansion projects in East Texas and the Piceance basin; and (2) the acquisition of certain companies that held natural gas gathering and treating assets for $45.1 million from MichCon Pipeline Company.

(e)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

19.	Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$9.0	$26.3	$26.5
Cash paid for income taxes, net of income tax refunds	$1.5	$—	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$4.1	$17.4	$11.1
Other non-cash additions of property, plant and equipment	$1.3	$5.5	$0.7
Accounts payable related to acquisitions	$—	$—	$9.0
Accrued distributions to DCP Midstream, LLC related to reimbursements	$—	$—	$0.5
Accrued contributions from DCP Midstream, LLC related to reimbursements	$—	$—	$0.5
Accrued equity-based compensation	$—	$0.2	$0.2

20.	Quarterly Financial Data (Unaudited)

In April 2009, we acquired an additional 25.1% limited liability company interest in East Texas, in a transaction among entities under common control. Prior to this transaction we owned a 25% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability company interest in East Texas, and account for East Texas as a consolidated subsidiary. Accordingly, the results of operations by quarter have been retroactively adjusted to include the results of East Texas on a consolidated basis, for all periods presented.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Our consolidated results of operations by quarter for the years ended December 31, 2009, 2008 and 2007 were as follows (millions, except per unit amounts):

2009	First	Second	Third	Fourth	Year Ended December 31, 2009
Total operating revenues	$284.4	$152.0	$205.7	$300.3	$942.4
Operating income (loss)	$28.1	$(36.8)	$11.1	$(3.1)	$(0.7)
Net income (loss)	$19.8	$(40.0)	$12.4	$(3.0)	$(10.8)
Net loss (income) attributable to noncontrolling interests	$1.3	$(2.1)	$(2.5)	$(5.0)	$(8.3)
Net income (loss) attributable to partners	$21.1	$(42.1)	$9.9	$(8.0)	$(19.1)
Limited partners’ interest in net income (loss)(a)	$18.9	$(44.8)	$6.5	$(11.4)	$(30.8)
Basic net income (loss) per limited partner unit(a)	$0.67	$(1.41)	$0.21	$(0.35)	$(0.99)

2008	First	Second	Third	Fourth	Year Ended December 31, 2008
Total operating revenues	$479.3	$344.3	$552.1	$454.8	$1,830.5
Operating income (loss)	$9.8	$(140.7)	$160.0	$158.0	$187.1
Net income (loss)	$13.8	$(139.8)	$159.8	$144.2	$178.0
Net income attributable to noncontrolling interests	$(13.7)	$(13.3)	$(5.0)	$(4.1)	$(36.1)
Net income (loss) attributable to partners	$0.1	$(153.1)	$154.8	$140.1	$141.9
Limited partners’ interest in net (loss) income(a)	$(9.2)	$(160.0)	$147.8	$134.1	$112.7
Basic net (loss) income per limited partner unit(a)	$(0.37)	$(5.67)	$5.24	$4.75	$4.11

2007	First	Second	Third	Fourth	Year Ended December 31, 2007
Total operating revenues	$331.5	$291.3	$307.1	$416.3	$1,346.2
Operating income (loss)	$21.0	$7.6	$19.3	$(23.0)	$24.9
Net income (loss)	$23.0	$8.0	$19.2	$(21.5)	$28.7
Net income attributable to noncontrolling interests	$(4.8)	$(4.8)	$(7.9)	$(12.3)	$(29.8)
Net income (loss) attributable to partners	$18.2	$3.2	$11.3	$(33.8)	$(1.1)
Limited partners’ interest in net income (loss)(a)(b)	$12.0	$(0.2)	$6.0	$(41.1)	$(23.3)
Basic net income (loss) per limited partner unit(a)(b)	$0.68	$(0.01)	$0.27	$(1.71)	$(1.14)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Our consolidated results of operations by quarter, as previously reported, were as follows (millions, except per unit amounts):

2009	Three Months Ended March 31, 2009
Total operating revenues	$240.6
Operating income	$32.4
Net income	$23.0
Net income attributable to noncontrolling interests	$(0.9)
Net income attributable to partners	$22.1
Limited partners’ interest in net income(a)	$18.9
Basic net income per limited partner unit(a)	$0.67

2008	First	Second	Third	Fourth	Year Ended December 31, 2008
Total operating revenues	$337.7	$145.9	$426.8	$375.4	$1,285.8
Operating (loss) income	$(16.6)	$(165.7)	$152.4	$152.5	$122.6
Net (loss) income	$(5.9)	$(158.4)	$153.9	$140.0	$129.6
Net income attributable to noncontrolling interests	$(0.6)	$(0.9)	$(1.2)	$(1.2)	$(3.9)
Net (loss) income attributable to partners	$(6.5)	$(159.3)	$152.7	$138.8	$125.7
Limited partners’ interest in net (loss) income(a)	$(9.2)	$(160.0)	$147.8	$134.1	$112.7
Basic net (loss) income per limited partner unit(a)	$(0.37)	$(5.67)	$5.24	$4.75	$4.11

2007	First	Second	Third	Fourth	Year Ended December 31, 2007
Total operating revenues	$237.2	$181.1	$188.6	$266.4	$873.3
Operating income (loss)	$11.5	$(1.8)	$3.9	$(47.6)	$(34.0)
Net income (loss)	$15.8	$0.8	$7.8	$(39.7)	$(15.3)
Net income attributable to noncontrolling interests	$—	$—	$(0.3)	$(0.2)	$(0.5)
Net income (loss) attributable to partners	$15.8	$0.8	$7.5	$(39.9)	$(15.8)
Limited partners’ interest in net income (loss)(a)(b)	$12.0	$(0.2)	$6.0	$(41.1)	$(23.3)
Basic net income (loss) per limited partner unit(a)(b)	$0.68	$(0.01)	$0.27	$(1.71)	$(1.14)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

Our results of operations by quarter for our additional 25.1% interest in East Texas for the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007, are as follows (millions):

2009	Three Months Ended March 31, 2009
Total operating revenues		$43.8
Operating loss		$(4.3)
Net loss		$(3.2)
Net loss attributable to noncontrolling interests		$2.2
Net income attributable to partners		$(1.0)
Limited partners’ interest in net income(a)	$	N/A
Basic net income per limited partner unit(a)	$	N/A

2008	First		Second		Third		Fourth		Year Ended December 31, 2008
Total operating revenues		$141.6		$198.4		$125.3		$79.4		$544.7
Operating income		$26.4		$25.0		$7.6		$5.5		$64.5
Net income		$19.7		$18.6		$5.9		$4.2		$48.4
Net income attributable to noncontrolling interests		$(13.1)		$(12.4)		$(3.8)		$(2.9)		$(32.2)
Net income attributable to partners		$6.6		$6.2		$2.1		$1.3		$16.2
Limited partners’ interest in net income(a)	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Basic net income per limited partner unit(a)	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

2007	First		Second		Third		Fourth		Year Ended December 31, 2007
Total operating revenues		$94.3		$110.2		$118.5		$149.9		$472.9
Operating income		$9.5		$9.4		$15.4		$24.6		$58.9
Net income		$7.2		$7.2		$11.4		$18.2		$44.0
Net income attributable to noncontrolling interests		$(4.8)		$(4.8)		$(7.6)		$(12.1)		$(29.3)
Net income attributable to partners		$2.4		$2.4		$3.8		$6.1		$14.7
Limited partners’ interest in net income(a)(b)	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Basic net income per limited partner unit(a)(b)	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

(a)	Total limited partners’ interest in net income and basic income per limited partner unit excludes the results from our additional 25.1% interest in East Texas for the period January 1, 2007 through March 31, 2009.

(b)	Total limited partners’ interest in net income and basic income per limited partner unit excludes the results from our initial 25% interest in East Texas, our 40% interest in Discovery and the Swap for the period January 1, 2007 through June 30, 2007.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007 — (Continued)

21.	Subsequent Events

On January 26, 2010, the board of directors of the general partner declared a quarterly distribution of $0.60 per unit, payable on February 12, 2010 to unitholders of record on February 5, 2010.

On January 28, 2010, we announced that we acquired an interstate natural gas liquids pipeline from Buckeye Partners, L.P., for $22.0 million in cash, funded with borrowings under our revolving credit facility. The 350-mile pipeline originates in the Denver-Julesburg, or DJ, Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently utilized by DCP Midstream, LLC as a market outlet for NGL production from certain of their plants in the DJ Basin. In conjunction with the acquisition we have agreed to a 10 year transportation agreement with DCP Midstream, LLC. The acquired pipeline will generate 100 percent fee-based revenues, with the results of the assets being included in our NGL logistics segment prospectively, from the date of acquisition. The accounting for our acquisition of the pipeline was incomplete at the time we issued our consolidated financial statements. Accordingly, it is impracticable for us to make certain business combination disclosures including the allocation of purchase price among the fair value of assets acquired and liabilities assumed, or assets and liabilities arising from contingencies. Additionally, in the absence of such information we were unable to calculate the amount of goodwill and intangibles acquired, nor provide complete supplemental pro-forma combined information for the most recent period presented. The disclosure required for business combinations will be made in a subsequent filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2009.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream Partners GP, LLC

Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included explanatory paragraphs referring to (1) the preparation of the portion of the DCP Midstream Partners, LP consolidated financial statements attributable to DCP East Texas Holdings, LLC, Discovery Producer Services, LLC, and a non trading derivative instrument from the separate records maintained by DCP Midstream, LLC, (2) the retroactive effect of the April 1, 2009 acquisition of an additional 25.1% of DCP East Texas Holdings, LLC, which was accounted for in a manner similar to a pooling of interests, and (3) the retrospective adjustments related to the adoption of the amended provisions of ASC 810, Consolidation, as it pertains to noncontrolling interests, and the adoption of the amended provisions of ASC 260, Earnings Per Share, as it pertains to net income per limited partner unit.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 10, 2010

Item 9B.	Other Information

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2009.

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

Meeting Attendance and Preparation

The board of directors met 11 times in 2009 and members of our board of directors attended at least 75% of regular board meetings and meetings of the committees on which they serve, either in person or telephonically, during 2009. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Directors and Executive Officers

The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with DCP Midstream GP, LLC
Thomas C. O’Connor	54	Chairman of the Board and Director
Mark A. Borer	55	President, Chief Executive Officer and Director
Angela A. Minas	45	Vice President and Chief Financial Officer
Michael S. Richards	50	Vice President, General Counsel and Secretary
Don Baldridge	40	Vice President, Business Development
Paul F. Ferguson, Jr.	60	Director
Gregory J. Goff	53	Director
Alan N. Harris	56	Director
John E. Lowe	51	Director
Frank A. McPherson	76	Director
Thomas C. Morris	69	Director
Stephen R. Springer	63	Director

Our directors hold office for one year or until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.

Thomas C. O’Connor was elected Chairman of the Board of DCP Midstream GP, LLC in September 2008, and has been a director of DCP Midstream GP, LLC since December 2007. Mr. O’Connor has over 21 years experience in the natural gas industry with Duke Energy prior to joining DCP Midstream, LLC in November 2007 as Chairman of the Board, President and CEO. Mr. O’Connor joined Duke Energy in 1987 where he served in a variety of positions in the company’s natural gas and pipeline operations units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006 he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006 was named Group Executive and President of Commercial Businesses at Duke Energy.

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

Don Baldridge was elected Vice President, Business Development of DCP Midstream GP, LLC in January 2009. Mr. Baldridge was previously Vice President, Corporate Development of DCP Midstream, LLC since

August 2008. Prior to that, he served as senior director, corporate development and other management positions with DCP Midstream, LLC since April 2005. Mr. Baldridge has more than 17 years experience in the energy industry, including commercial, trading and business development activities.

Paul F. Ferguson, Jr. was elected as a director of DCP Midstream GP, LLC in November 2005. Mr. Ferguson currently serves as Chairman of the Audit Committee of the board of directors. Mr. Ferguson was a member of the Compensation, Audit and special committees of the general partner of TEPPCO Partners, L.P. He served as Senior Vice President and Treasurer of Duke Energy from June 1997 to June 1998, when he retired. Mr. Ferguson served as Senior Vice President and Chief Financial Officer of PanEnergy Corp. from September 1995 to June 1997. He held various other financial positions with PanEnergy Corp. from 1989 to 1995 and served as Treasurer of Texas Eastern Corporation from 1988 to 1989. Mr. Ferguson was a director of the general partner of TEPPCO Partners, L.P. from October 2004 until his resignation in 2005.

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

Alan N. Harris was appointed as a director of DCP Midstream GP, LLC in December 2008, effective January 1, 2009. In January 2009, the board of directors appointed Mr. Harris as Chairman of the compensation committee of the board of directors. Mr. Harris currently serves as chief development and operations officer of Spectra Energy. Prior to Spectra Energy’s spin-off from Duke Energy in 2007, Mr. Harris served as group vice president and chief financial officer of Duke Energy Gas Transmission, or DEGT, from February 2004 and was named executive vice president of DEGT in December 2002. Mr. Harris, who joined the corporation in 1982, has served in a number of other senior management positions since that time.

John E. Lowe, was elected a director of DCP Midstream GP, LLC in October 2008, and is currently Assistant to the Chief Executive Officer for ConocoPhillips, representing the company in external relationships and assisting on special projects. Mr. Lowe was previously Executive Vice President, Exploration and Production. Mr. Lowe has also served ConocoPhillips as Executive Vice President of Planning, Strategy and Corporate Affairs, Senior Vice President of Corporate Strategy and Development and was responsible for the forward strategy, development opportunities and public relations functions of Phillips Petroleum Company. From 1999 to 2000, Mr. Lowe served as Vice President of Planning and Strategic Transactions for ConocoPhillips.

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

Stephen R. Springer was elected as a director of DCP Midstream GP, LLC in July 2007. Mr. Springer currently serves as chairman of the Special Committee of the board of Directors which addresses conflict situations. He began his career at Texas Gas Transmission Corporation, where he served in a variety of executive management positions within gas acquisitions and gas marketing. After serving as President of Transco Gas Marketing Company, he served as Vice President of Business Development at Williams Field Services Company and then Senior Vice President and General Manager of Williams Midstream Division, the position he held until his retirement in 2002. Mr. Springer has served on the board of directors of Atmos Energy Corporation since 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission, or SEC, and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Directors, executive officers and greater than 10% unitholders are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to such reporting persons were complied with.

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

Special Committee

The board of directors of our General Partner has a standing special committee, which is comprised of four nonmanagement directors, Stephen R. Springer (chairman), Paul F. Ferguson, Jr., Frank A. McPherson and Thomas C. Morris. The special committee will review specific matters that the board believes may involve conflicts of interest. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets at each quarterly meeting of the Board of Directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the New York Stock Exchange and the Securities Exchange Act of 1934, as amended. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

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

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the special committee, the committee, which consists of all of our independent directors, meets in an executive session without management participation or participation by non-independent directors. The chairman of the special committee, Stephen R. Springer, presides over these executive sessions. In addition, at each quarterly meeting of the board of directors, the board meets in executive session. The chairman of the board of directors, Thomas C. O’Connor, presides over these executive sessions.

Unitholders or interested parties may communicate with any and all members of our board, including our non-management directors, or any committee of our board, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the board or any committee of the board at the following address and fax number: Name of the Director(s), c/o Secretary, DCP Midstream Partners, LP, 370 17th Street, Suite 2775, Denver, Colorado 80202, fax number (303) 633-2921.

New York Stock Exchange, or NYSE, Annual Certification

On March 19, 2009, Mark A. Borer, our Chief Executive Officer, certified to the NYSE, as required by NYSE rules, that as of March 19, 2009, he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.

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

•

based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission; and

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

As of March 9, 2010, our General Partner has four executive officers and five additional employees. All of these employees are solely dedicated to our operations and management, except our President and Chief Executive Officer, or CEO, who devotes more than 90% of his time to our operations and management. The General Partner has not entered into employment agreements with any of our executive officers. The compensation committee of our General Partner’s board of directors establishes the compensation program for these employees.

Compensation Committee

The compensation committee is comprised of directors of our General Partner and has four members as of March 9, 2010. The compensation committee’s responsibilities include, among other duties, the following:

•	annually review and approve the Partnership’s goals and objectives relevant to compensation of the CEO and other executive officers;

•	annually evaluate the CEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the CEO and other executive officers;

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

Methodology

The compensation committee reviews data from market surveys provided by independent consultants to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation. With respect to executive officer compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2009 we engaged the services of BDO Seidman, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our directors and executive officers. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2009 Towers Perrin General Industry Executive Compensation Database, or the Towers Perrin Database.

The study was comprised of the following peer companies:

Boardwalk Pipeline Partners, LP	NuStar Energy L.P.
Buckeye Partners, L.P.	ONEOK Partners, L.P
Copano Energy, L.L.C.	Penn Virginia Resource Partners, L.P.
Crosstex Energy, L.P.	Plains All American Pipeline, L.P.
Duncan Energy Partners, L.P	Quicksilver Gas Services L.P.
El Paso Pipeline Partners, L.P.	Regency Energy Partners LP
Enbridge Energy Partners, L.P.	Spectra Energy Partners, LP
Enterprise Products Partners, L.P.	Sunoco Logistics Partners L.P.
Genesis Energy, L.P	Targa Resources Partners LP
Inergy L.P.	TEPPCO Partners LP,
Kinder Morgan Energy Partners L.P	Western Gas Partners, L.P.
Magellan Midstream Partners, L.P.	Williams Partners, L.P.
MarkWest Energy Partners, L.P.

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

Components of Compensation

The total annual direct compensation program for executives of the General Partner consists of three components: (1) base salary; (2) an annual short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based grant under our long-term incentive plan, or LTIP. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2009, this allocation for targeted compensation of our executive officers was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
CEO	34%	21%	45%
Chief Financial Officer, or CFO	44%	20%	36%
Vice President, General Counsel & Secretary	44%	20%	36%
Vice President, Chief Development Officer	54%	19%	27%

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

In 2009, the STI objectives were initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the General Partner’s board of directors. In 2009, the STI objectives approved by the compensation committee and the General Partner’s board of directors were divided as follows: (1) company objectives accounted for 75% of the STI and (2) personal objectives accounted for 25% of the STI. All STI objectives are subject to change each year. The target incentive opportunities for 2009 as a percentage of base salary were as follows:

Targeted STI Opportunity
CEO	60%
CFO	45%
Vice President, General Counsel & Secretary	45%
Vice President, Chief Development Officer	35%

For 2009 there were four stated company objectives under the STI. The stated company objectives are described below and were weighted as indicated:

1)	Operating Cash Flow Objective: The achievement of our budget for operating cash flow from our 2009 budgeted asset base, excluding the impact from non-cash mark to market adjustments to derivative instruments and any one-time transaction costs. We define operating cash flow as our distributable cash flow plus maintenance capital and interest expense. As a publicly traded limited partnership, our performance is generally judged on our ability to pay cash distributions to our unitholders. We use operating cash flow as the financial objective because we believe it is the most controllable component of distributable cash flow and permits management to focus on the long term sustainability and development of our assets. For this company objective, the target level of performance is operating cash flow of $132.0 million; the maximum level of performance is operating cash flow of $160.0 million and the minimum level of performance is operating cash flow of $120.0 million. The weighting of this objective relative to the other stated company objectives was 42%.

2)

Competitive Yield Objective.    Maintain a competitive yield with our public limited partnership gathering and processing peers, or our G&P Peer Group. The G&P Peer Group includes the following companies: Atlas Pipeline Partners, LP, Copano Energy, L.L.C., Crosstex Energy, L.P., Eagle Rock Energy Partners L P, Hiland Energy Partners, LLC, MarkWest Energy Partners LP, Quicksilver Gas Services LP, Regency Energy Partners LP, Targa Resources Partners LP, Western Gas Partners LP, and Williams Partners L.P. Final results will be based upon the average yield for the last 30 trading days of 2009. We believe that our performance is partially judged by our yield relative to our peers. For this company objective, the target level of performance is having a yield relative to the G&P Peer Group for 2009 in the 60th percentile. The maximum level of performance is having a yield relative to the G&P Peer Group for 2009 in the 80th percentile and the minimum level of performance is having a yield relative to the G&P Peer Group for 2009 in the 30th percentile. The weighting of this objective relative to the other stated company objectives was 25%.

3)	Safety Objective. A safety objective based on recordable incident rate, or RIR, of both our assets and the assets of DCP Midstream, LLC, the owner of our general partner and the operator or our assets. If a fatality occurs of our employee or that of our contractor on our premises, a 5% safety penalty will be assessed against the entire STI payout. For this company objective, the target level of performance is an RIR of 0.75, the maximum level of performance is an RIR of 0.50 and the minimum level of performance is an RIR of 1.00. The weighting of this objective relative to the other stated company objectives was 5%.

4)	Environmental Objective. An environmental objective of non-routine air emissions, natural gas vented or flared, of both our assets and the assets of DCP Midstream, LLC. For this company objective, the target level of performance is 1,000 million standard cubic feet, or MMscf, the maximum level of performance is 750 MMscf and the minimum level of performance is 1,350 MMscf. The weighting of this objective relative to the other stated company objectives was 3%.

The payout on these company objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

The level of performance achieved in 2009 for each objective was as follows:

STI Objective	Level of Performance Achieved
1) Operating Cash Flow	Between Target and Maximum
2) Competitive Yield	Between Target and Maximum
3) Safety	Between Minimum and Target
4) Environmental	Below Minimum — No Payout

The 2009 stated personal objectives under the STI were based on a number of individual performance objectives for each employee, which included items such as distributable cash flow targets, unit performance versus our peers, maintenance of strong liquidity in the debt and equity capital markets, and organizational performance and leadership development. The personal objectives were approved by the compensation committee and the board of directors of the General Partner for the CEO, and by the CEO for the other executive officers. The payout on the individual personal objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

As a result of the adjustments recommended by the compensation committee and ratified by the General Partner’s board of directors discussed above regarding the company objectives and the personal objectives, the total payout for the executive officers under the STI for fiscal year 2009 ranged from 132% to 138% of target, with the CEO at 135%.

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

For 2009, the PPUs have as a performance measurement of total shareholder return over the Performance Period relative to a peer group of 32 other similar public limited partnerships that we believe we compete with in the capital markets. The companies included in this peer group at the start of 2009 were the following:

Atlas Pipeline Partners LP	Magellan Midstream Partners LP
Boardwalk Pipeline Partners LP	MarkWest Energy Partners LP
Buckeye Partners L P	NuStar Energy L.P.
Copano Energy, L.L.C.	ONEOK Partners LP
Crosstex Energy LP	Plains All American Pipeline LP
Duncan Energy Partners L.P.	Quicksilver Gas Services LP
Eagle Rock Energy Partners L P	Regency Energy Partners LP
El Paso Pipeline Partners, L.P.	Spectra Energy Partners, LP
Enbridge Energy Partners LP	Sunoco Logistics Partners LP
Energy Transfer Partners, L.P.	Targa Resources Partners LP
Enterprise Products Partners L P	TC Pipelines LP
Genesis Energy LP	TEPPCO Partners LP
Global Partners LP	TransMontaigne Partners L.P.
Hiland Partners, LP	Western Gas Partners LP
Holly Energy Partners LP	Williams Pipeline Partners L.P.
Kinder Morgan Energy Partners LP	Williams Partners L.P.

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

The RPUs awarded in 2009 will vest automatically at the end of the Vesting Period provided the executive officer remains employed with us at the end of such period.

These PPU and RPU awards were granted at the first regular meeting of the General Partner’s board of directors during the first quarter of 2009. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs will be paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid during the Performance Period and the Vesting Period on the number of PPUs or RPUs earned.

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

The target 2009 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
CEO	130%
CFO	80%
Vice President, General Counsel & Secretary	80%
Vice President, Chief Development Officer	50%

For the PPUs granted in 2009, the performance measure is total shareholder return over the Performance Period relative to the peer group described above. This performance measure was initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors of the General Partner. The compensation committee believes utilizing total shareholder return as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. This performance measure, coupled with the 2009 STI objectives to meet or exceed operating cash flow targets, provides management with appropriate incentives for our disciplined and steady growth. If our total shareholder return ranking among the 32 companies listed in our peer group over the Performance Period is less than the 30th percentile, 0% of the PPUs will vest. If such ranking over the Performance Period is in the 30th percentile, 50% percent of the PPUs will vest. If such ranking over the Performance Period is in the 50th percentile, 100% of the PPUs will vest and if such ranking over the Performance Period is in the 90th percentile, 200% of the PPUs will vest. Total shareholder return will be based on data obtained from Bloomberg and assumes that any dividends or distributions are reinvested.

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

Miscellaneous Compensation — Our executive officers are eligible to participate in a nonqualified deferred compensation program. Executive officers are allowed to defer up to 75% of their base salary, and up to 100% of their STI, LTIP or other compensation. Executive officers elect either to receive amounts contributed during specific plan years as a lump sum at a specific date, subject to Internal Revenue Service rules, or in a lump sum or annual annuity (over three to ten years) at termination.

Executive officers and other eligible employees may participate in a nonqualified, defined contribution retirement plan. Benefits earned under this plan are attributable to compensation in excess of the annual compensation limits under section 401(k) of the Internal Revenue Code. Under this plan, we make a contribution of up to 13% of eligible compensation, as defined by the plan, to the nonqualified deferred compensation program.

In addition, we provide our employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well being. These programs include medical, wellness, pharmacy, dental, life insurance, and accidental death and disability. In addition, we pay certain perquisites to our executives, which include items such as financial planning, club dues and an allowance towards annual physical exam expenses. Finally, we provide all our employees with a monthly parking pass or a pass to be used on available public transportation systems.

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). Accordingly, none of the compensation paid to our named executive officers is subject to the limitation.

Other

Unit Ownership Guidelines — To underscore the importance of linking executive and unitholder interests, the board of directors of our General Partner has adopted unit ownership guidelines for executive officers and key employees who are eligible to receive long-term incentive awards. To that extent, the board has established target equity ownership obligations for the various levels of executives, which have a five-year build term from the date the executive officer commences employment with us. Ownership is reported annually to the compensation committee. As of December 31, 2009, the unit ownership guidelines for the executive officers were as follows:

Number of Units
CEO	28,000
CFO	10,000
Vice Presidents	10,000

Report of the Compensation Committee

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the compensation committee had discussions are the Chief Executive Officer of the General Partner and the Group Vice President and Chief Administrative Officer of DCP Midstream, LLC. In addition, the compensation committee engaged the services of BDO Seidman, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended to the board of directors of the General Partner that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2009.

Compensation Committee

Alan N. Harris (Chairman)

Gregory J. Goff

Frank A. McPherson

Thomas C. O’Connor

Executive Compensation

The following table discloses the compensation of the General Partner’s principal executive officers, principal financial officer and named executive officers, or collectively, the “executive officers”:

Name and Principal Position	Year	Salary	LTIP Awards(d)	Non-Equity Incentive Plan Compensation	Change in Nonqualified Deferred Compensation Earnings(e)	All Other Compensation(f)	Total
Mark A. Borer	2009	$386,058	$486,420	$313,082	$11,249	$272,010	$1,468,819
President and Chief	2008	$358,538	$474,334	$80,671	$4,218	$126,851	$1,044,612
Executive Officer	2007	$341,000	$443,378	$331,043	$214	$53,496	$1,169,131
Angela A. Minas(a)	2009	$243,269	$188,538	$150,803	$298	$115,321	$698,229
Vice President and	2008	$61,923	$56,546	$18,252	$—	$49,199	$185,920
Chief Financial Officer
Michael S. Richards	2009	$195,673	$151,756	$116,488	$—	$104,618	$568,535
Vice President, General	2008	$181,748	$147,826	$52,343	$—	$65,136	$447,053
Counsel and Secretary	2007	$172,615	$138,346	$125,903	$—	$46,431	$483,295
Don A. Baldridge(b)	2009	$182,077	$93,666	$90,875	$—	$45,969	$412,587
Vice President,
Business Development
Greg K. Smith(c)	2009	$11,250	$—	$—	$2,569	$47,917	$61,736
Former Vice President,	2008	$190,970	$156,078	$32,226	$—	$69,620	$448,894
Business Development	2007	$179,644	$143,939	$131,080	$—	$51,185	$505,848

(a)	Ms. Minas’ employment with the General Partner commenced effective September 8, 2008.

(b)	Mr. Baldridge’s employment with the General Partner commenced effective January 5, 2009.

(c)	Mr. Smith’s employment with the General Partner terminated effective January 5, 2009, and he commenced employment with DCP Midstream, LLC. Mr. Smith has been replaced by Don Baldridge, formerly employed by DCP Midstream, LLC.

(d)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2009 and 2008 the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. For PPUs granted in 2007 the performance conditions are between 0% if the minimum level of performance is not achieved to 150% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value for Mark A. Borer was $486,420, $474,334 and $665,067 for units granted during 2009, 2008 and 2007 respectively. The maximum value of the PPUs, based on the grant date fair value for Angela A. Minas was $188,538, and $56,546 for units granted during 2009 and 2008 respectively. The maximum value of the PPUs, based on the grant date fair value for Michael S. Richards was $151,756, $147,826 and $207,519 for units granted during 2009, 2008 and 2007 respectively. The maximum value of the PPUs, based on the grant date fair value for Don A. Baldridge was $93,666 for units granted during 2009. The maximum value of the PPUs, based on the grant date fair value for Greg K. Smith was $156,078 and $215,909 for units granted during 2008 and 2007 respectively. Mr. Smith received no grants of PPUs in 2009.

(e)	Represents the above market earnings on nonqualified deferred compensation. Amounts in this column are also included in the “Nonqualified Deferred Compensation” table below.

(f)	Includes DERs, company retirement and nonqualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation.

Mark A. Borer, President and CEO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2009, 2008 and 2007 STI, Mr. Borer’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0 to 120% of his annual base salary in 2009 and 2008, and 0% to 109% of his annual base salary in 2007, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2009	2008	2007
Company retirement contributions to defined contribution plans	$31,850	$29,900	$29,250
Nonqualified deferred compensation program contributions	$60,158	$50,160	$4,651
DERs	$176,424	$44,947	$18,370
Life insurance premiums(a)	$3,578	$1,844	$1,225

(a)	Paid by the Partnership on behalf of Mr. Borer.

Angela A. Minas, Vice President and CFO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2009 and 2008 STI, Ms. Minas’ target opportunity was 45% of her annual base salary, with the possibility of earning from 0% to 90% of her annual base salary, depending on the level of performance in each of the STI objectives, which was pro rated in 2008 based upon her service period in 2008.

“All Other Compensation” includes the following:

	2009	2008
Relocation expenses	$37,220	$41,901
Company retirement contributions to defined contribution plans	$24,187	$5,131
DERs	$53,160	$2,034
Life insurance premiums(a)	$754	$133

(a)	Paid by the Partnership on behalf of Ms. Minas.

Michael S. Richards, Vice President, General Counsel and Secretary

The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under the 2009, 2008 and 2007 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2009 and 2008, and 0% to 82% of his annual base salary in 2007, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2009	2008	2007
Company retirement contributions to defined contribution plans	$26,246	$23,000	$22,500
Nonqualified deferred compensation program contributions	$7,795	$6,550	$—
DERs	$69,988	$35,020	$23,309
Life insurance premiums(a)	$589	$566	$622

(a)	Paid by the Partnership on behalf of Mr. Richards.

Don A. Baldridge, Vice President, Business Development

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2009 STI, Mr. Baldridge’s target opportunity was 35% of his annual base salary, with the possibility of earning from 0% to 70% of his annual base salary in 2009, depending on the level of performance in each of the STI objectives, which was pro rated in 2009 based upon his service period in 2009.

“All Other Compensation” includes the following:

2009
Company retirement contributions to defined contribution plans	$23,238
Nonqualified deferred compensation program contributions	$—
DERs	$22,368
Life insurance premiums(a)	$363

(a)	Paid by the Partnership on behalf of Mr. Baldridge.

Greg K. Smith, former Vice President, Business Development

The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under the 2009 STI, Mr. Smith’s target opportunity was 0% of his base salary. Under the 2008 and 2007 STI, Mr. Smith’s target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2008, and 0% to 82% of his annual base salary in 2007, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2009	2008	2007
Company retirement contributions to defined contribution plans	$1,188	$23,926	$23,855
Nonqualified deferred compensation program contributions	$11,617	$9,265	$2,864
DERs	$35,088	$36,030	$23,818
Life insurance premiums(a)	$24	$399	$648

(a)	Paid by the Partnership on behalf of Mr. Smith.

Grants of Plan-Based Awards

Following are the grants of plan-based awards during the year ended December 31, 2009 for the General Partner’s executive officers:

Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards ($)

		Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
Mark A. Borer	NA	$112,238	$224,475	$448,950	—	—	—	$—
PPUs	(b)	$—	$—	$—	12,100	24,200	48,400	$243,210
RPUs	(c)	$—	$—	$—	24,200	24,200	24,200	$243,210
Angela A. Minas	NA	$53,044	$106,088	$212,175	—	—	—	$—
PPUs	(b)	$—	$—	$—	4,690	9,380	18,760	$94,269
RPUs	(c)	$—	$—	$—	9,380	9,380	9,380	$94,269
Michael S. Richards	NA	$42,666	$85,331	$170,663	—	—	—	$—
PPUs	(b)	$—	$—	$—	3,775	7,550	15,100	$75,878
RPUs	(c)	$—	$—	$—	7,550	7,550	7,550	$75,878
Don A. Baldridge	NA	$32,760	$65,520	$131,040	—	—	—	$—
PPUs	(b)	$—	$—	$—	2,330	4,660	9,320	$46,833
RPUs	(c)	$—	$—	$—	4,660	4,660	4,660	$46,833
Greg K. Smith	NA	$—	$—	$—	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	—	—	$—
RPUs	(c)	$—	$—	$—	—	—	—	$—

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.

The PPUs awarded on March 2, 2009 will vest in their entirety on December 31, 2011 if the specified performance conditions are satisfied and the RPUs awarded on March 2, 2009 will vest in their entirety on December 31, 2011 if the executive is still employed by the Partnership.

Outstanding Equity Awards at Fiscal Year-End

Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2009:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested(a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested(b)
Mark A. Borer	61,620	$1,724,375
Angela A. Minas	22,150	$629,915
Michael S. Richards	19,220	$537,878
Don A. Baldridge	9,320	$275,592
Greg K. Smith	4,350	$96,472

(a)	PPUs and RPUs awarded 2/25/2008 and 3/2/2009; units vest in their entirety over a range of 0% to 200% on 12/31/2010 and 12/31/2011, respectively, if the specified performance conditions are satisfied, except that the RPUs vest in their entirety on 12/31/2010 and 12/31/2011, respectively; to determine the market value, the calculation of the number of units that are expected to vest for units granted in 2009 is based on assumed performance of 100% and for 2008 is based on assumed performance at 50%.

(b)	Value calculated based on the closing price of our common units at December 31, 2009, which was $29.57.

Options Exercises and Stock Vested

Following are the stock awards vested for the General Partner’s executive officers for the year ended December 31, 2009:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Mark A. Borer	12,282	$352,481
Angela A. Minas	—	$—
Michael S. Richards	14,712	$220,047
Don A. Baldridge	—	$—
Greg K. Smith	15,063	$226,413

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2009:

Name	Executive Contributions in Last Fiscal Year(a)	Registrant Contributions in Last Fiscal Year(b)	Aggregate Earnings in Last Fiscal Year(c)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2009
Mark A. Borer	$92,917	$60,158	$33,145	$—	$519,017
Angela A. Minas	$14,601	$—	$879	$—	$15,481
Michael S. Richards	$9,419	$7,795	$10,870	$—	$46,792
Don A. Baldridge	$—	$—	$—	$—	$—
Greg K. Smith	$450	$11,617	$7,569	$—	$63,941

(a)	These amounts are included in the “Summary Compensation” table for the year 2009, with the exception of $14,601 for Ms. Minas, which was included in the “Summary Compensation” table for the year 2008.

(b)	These amounts are included in the “Summary Compensation” table for the year 2009.

(c)	The amounts above market earnings are included in the “Summary Compensation” table for the year 2009.

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

Compensation of Directors

General — Effective February 18, 2010, the board of directors of the General Partner approved a compensation package for directors who are not officers or employees of affiliates of the General Partner, or Non-Employee Directors. Members of the board who are also officers or employees of affiliates of the General Partner do not receive additional compensation for serving on the board. The board approved the payment to each Non-Employee Director of an annual compensation package containing the following: (1) a $40,000 retainer; (2) a board meeting fee of $1,250 for each board meeting attended; (3) a telephonic board and committee meeting fee of $500 for each telephonic meeting attended; and (4) an annual grant of Phantom Units that approximate $40,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units will be paid in units upon vesting.

Our directors will also be reimbursed for out-of-pocket expenses associated with their membership on our board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

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

Following is the compensation of the General Partner’s Non-Employee Directors for the year ended December 31, 2009:

Name	Fees Earned	LTIP Awards(a)	DERs	Total
Paul F. Ferguson, Jr.	$90,250	$40,200	$4,800	$135,250
Frank A. McPherson	$72,750	$40,200	$4,800	$117,750
Thomas C. Morris	$70,250	$40,200	$4,800	$115,250
Stephen R. Springer	$90,250	$40,200	$4,800	$135,250

(a)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”, or ASC 718.

Mr. Ferguson is the audit committee chair and a member of the special committee.

Mr. McPherson is a member of the audit committee, the compensation committee and the special committee.

Mr. Morris is a member of the audit committee and the special committee.

Mr. Springer is the special committee chair and a member of the audit committee.

The total aggregate grant date fair value of LTIP awards for the Non-Employee Directors for 2009 was $160,800.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of March 9, 2010;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.

Percentage of total common units beneficially owned is based on 34,608,183 common units outstanding.

Name of Beneficial Owner(a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LP(b)(1)	11,746,451	33.9%
Kayne Anderson Capital Advisors, L.P.(c)	2,743,004	7.9%
Tortoise Capital Advisors L.L.C.(d)	2,049,985	5.9%
Mark A. Borer	38,001	*
Angela A. Minas	26,500	*
Michael S. Richards	12,101	*
Don Baldridge	6,101	*
Gregory J. Goff	—	*
Alan N. Harris	9,842	*
Paul F. Ferguson, Jr.	10,334	*
John E. Lowe	1	*
Frank A. McPherson	19,666	*
Thomas C. Morris	24,667	*
Thomas C. O’Connor	8,000	*
Stephen R. Springer	5,500	*
All directors and executive officers as a group (12 persons)	160,713	*

*	Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2775, Denver, Colorado 80202.

(b)	DCP Midstream, LLC is the ultimate parent company of DCP LP Holdings, LP and may, therefore, be deemed to beneficially own the units held by DCP LP Holdings, LP. DCP Midstream, LLC disclaims beneficial ownership of all of the units owned by DCP LP Holdings, LP. The address of DCP LP Holdings, LP and DCP Midstream, LLC is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(c)	As set forth in a Schedule 13G filed on February 10, 2010. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(d)	As set forth in a Schedule 13G filed on February 11, 2010. The address of Tortoise Capital Advisors L.L.C. is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	—	—	715,720

Total	—	$—	715,720

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation — Components of Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Operational Stage:

Distributions of Available Cash to our General Partner and its affiliates	We will generally make cash distributions to the unitholders and to our General Partner, in accordance with their pro rata interest. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

Payments to our General Partner and its affiliates	We reimburse DCP Midstream, LLC and its affiliates $9.8 million per year, For further information regarding the reimbursement. Please see the “Omnibus Agreement” section below.

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage:

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

In December 2009 we extended the omnibus agreement through December 31, 2010 for $9.8 million. The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to derivative financial instruments, such as commodity price derivative contracts, to the extent that such credit support arrangements were in effect as of December 7, 2005 until the earlier of December 7, 2010 or when we obtain an investment grade credit rating from either Moody’s Investor Services, Inc. or Standard & Poor’s Ratings Group with respect to any of our unsecured indebtedness. On December 7, 2009 we received an investment grade credit rating from Standard & Poor’s Ratings Group. DCP Midstream, LLC is no longer obligated to continue to maintain its credit support for our obligations related to derivative financial instruments, in effect as of December 7, 2005, subsequent to this date. As of December 31, 2009, DCP Midstream, LLC has continued to provide parental guarantees totaling $43.0 million in favor of certain counterparties to our derivative instruments; and

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to commercial contracts with respect to its business or operations that were in effect at the closing of our initial public offering until the expiration of such contracts.

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

Competition

None of DCP Midstream, LLC or any of its affiliates, including Spectra Energy and ConocoPhillips, is restricted, under either our partnership agreement or the Omnibus Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Spectra Energy and ConocoPhillips, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Indemnification

In connection with our acquisition of our wholesale propane logistics business, DCP Midstream, LLC agreed to indemnify us until October 31, 2010 if certain contractual matters result in a claim, and agreed to indemnify us indefinitely for breaches of the agreement. The indemnity obligation for breach of the representations and warranties is not effective until claims exceed in the aggregate $680,000 and is subject to a maximum liability of $6.8 million. This indemnity obligation for all other claims other than a breach of the representations and warranties does not become effective until an individual claim or series of related claims exceed $50,000. We have not pursued indemnification under this agreement.

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

Natural Gas Gathering and Processing Arrangements

We have a fee-based contractual relationship with ConocoPhillips, which includes multiple contracts, pursuant to which ConocoPhillips has dedicated all of its natural gas production within an area of mutual interest to our Ada, Minden and Pelico systems under multiple agreements that have terms of up to five years and are market based. These agreements provide for the gathering, processing and transportation services at our Ada and Minden gathering and processing systems and the Pelico system. At our Ada gathering and processing system, we collect fees from ConocoPhillips for gathering and compressing the natural gas from the wellhead or receipt point and processing the natural gas at the Ada processing plant. At our Minden gathering and processing system, we purchase natural gas from ConocoPhillips at the wellhead or receipt point, transport the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas and NGLs at index prices based on published index market prices. At our Pelico system, we collect fees for compression and transportation services. Please read Item 1. “Business — Natural Gas Services Segment — Customers and Contracts” and Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” One of these arrangements is set forth in a natural gas gathering agreement dated June 1, 1987, as amended, between DCP Assets Holding, LP (successor to the interest of Cornerstone Natural Gas Company) and ConocoPhillips (successor to interest of Phillips Petroleum Company). We succeeded to the rights and obligations of DCP Assets Holding, LP under this agreement upon the closing of our initial public offering. Pursuant to this agreement, we receive gathering and compression fees from ConocoPhillips with respect to natural gas produced by ConocoPhillips that we gather and compress in our Ada gathering system from wells located in a designated area of mutual interest located in northern Louisiana covering approximately 54 square miles. The fees we receive are based on market rates for these types of services. To date, ConocoPhillips has drilled and connected approximately 190 wells to our Ada gathering system pursuant to this contract. This agreement expires in 2011. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Merchant Arrangements

Under our merchant arrangements, we use a subsidiary of DCP Midstream, LLC (DCP Midstream Marketing, LP) as our agent to purchase natural gas from third parties at pipeline interconnect points, as well as residue gas from our Minden and Ada processing plants, and then resell the aggregated natural gas primarily to third parties. In the case of certain industrial end-user customers, from time to time we may sell aggregated natural gas to a subsidiary of DCP Midstream, LLC, which in turn would resell natural gas to these customers. Under these arrangements, we expect that this subsidiary of DCP Midstream, LLC would make a profit on these sales. In addition we purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under a firm transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand and volumes supplying an industrial end user are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. We also sell our NGLs at the Minden processing plant to a subsidiary of DCP Midstream, LLC (DCP NGL Services, LP) who then transports the NGLs on the Black Lake pipeline. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Derivative Arrangements

We have entered into long-term natural gas and crude oil swap contracts whereby we receive a fixed price for natural gas and crude oil and we pay a floating price. DCP Midstream, LLC has issued guarantees to our counterparties in those transactions that were in effect at the time of our initial public offering. With this credit support, we have more favorable collateral terms than we would have otherwise received. We have also entered into a short term NGL liquids swap contract whereby we receive a fixed price for NGLs and we pay a floating price. For more information regarding our derivative activities and credit support provided by DCP Midstream, LLC, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other Agreements and Transactions with DCP Midstream, LLC

In December 2006, we completed construction of our Wilbreeze pipeline, which connects a DCP Midstream, LLC gas processing plant to our Seabreeze pipeline. The project is supported by an NGL product dedication agreement with DCP Midstream, LLC.

In the second quarter of 2006, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for capital projects, which were forecasted to be completed prior to our initial public offering, but were not completed by that date. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $0.3 million during 2007, to reimburse us for the capital costs we incurred, primarily for growth capital projects.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $0.7 million, $3.8 million and $0.3 million during 2009, 2008 and 2007, respectively, to reimburse us for these capital projects, which were substantially completed in 2008.

Review, Approval or Ratification of Transactions with Related Persons

Our partnership agreement contains specific provisions that address potential conflicts of interest between the owner of our general partner and its affiliates, including DCP Midstream, LLC on one hand, and us and our subsidiaries, on the other hand. Whenever such a conflict of interest arises, our general partner will resolve the conflict. Our general partner may, but is not required to, seek the approval of such resolution from the special committee of the board of directors of our general partner, which is comprised of independent directors and acts as our conflicts committee. The partnership agreement provides that our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or to our unitholders if the resolution of the conflict is:

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

In addition, our code of business ethics requires that all employees, including employees of affiliates of DCP Midstream, LLC who perform services for us and our general partner, avoid or disclose any activity that may interfere, or have the appearance of interfering, with their responsibilities to us.

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

The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2009	2008
	(Millions)
Audit Fees(a)	$1.4	$1.6

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with Securities and Exchange Commission filings and financing transactions.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statements Schedules included in this Item 15:

(a)	Schedule II — Consolidated Valuation and Qualifying Accounts and Reserves

(b)	Consolidated Financial Statements of Discovery Producer Services LLC and Financial Statements of DCP East Texas Holdings, LLC

(c)	Exhibits

(a) Financial Statement Schedules

DCP MIDSTREAM PARTNERS, LP

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Charged to Other Accounts(a)	Deductions/ Other	Balance at End of Period
	(Millions)
December 31, 2009
Allowance for doubtful accounts	$1.0	$—	$—	$(0.5)	$0.5
Environmental	1.9	—	—	(0.8)	1.1
Litigation	2.5	—	—	(0.1)	2.4
Other(b)	0.1	—	—	—	0.1

	$5.5	$—	$—	$(1.4)	$4.1

December 31, 2008
Allowance for doubtful accounts	$1.7	$—	$—	$(0.7)	$1.0
Environmental	1.8	0.5	—	(0.4)	1.9
Litigation	—	2.5	—	—	2.5
Other(b)	—	—	—	0.1	0.1

	$3.5	$3.0	$—	$(1.0)	$5.5

December 31, 2007
Allowance for doubtful accounts	$0.5	$1.3	$0.2	$(0.3)	$1.7
Environmental	0.4	0.2	1.6	(0.4)	1.8
Other(b)	0.3	—	—	(0.3)	—

	$1.2	$1.5	$1.8	$(1.0)	$3.5

(a)	Related to acquisition of certain subsidiaries of Momentum Energy Group, Inc.

(b)	Principally consists of other contingency liabilities, which are included in other current liabilities.

(b) Financial Statements

Discovery Producer Services LLC

Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Management Committee of

Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC as of December 31, 2009 and 2008, and the related consolidated statements of income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 25, 2010

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,074	$42,052
Trade accounts receivable:
Affiliate	12,399	202
Other	8,665	1,899
Insurance receivable	4,647	3,373
Prepaid insurance	2,484	2,700
Other current assets	1,185	752

Total current assets	39,454	50,978
Restricted cash	—	3,470
Property, plant, and equipment, net	364,932	370,482

Total assets	$404,386	$424,930

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$1,986	$3,125
Other	12,329	34,779
Accrued liabilities	1,101	5,714
Other current liabilities	1,292	1,616

Total current liabilities	16,708	45,234
Asset retirement obligations	23,325	19,684
Other noncurrent liabilities	30	87
Members’ capital	364,323	359,925

Total liabilities and members’ capital	$404,386	$424,930

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Product sales:
Affiliate	$114,738	$207,706	$216,889
Third-party	66	1,324	5,251
Gas and condensate transportation services:
Affiliate	485	782	979
Third-party	20,155	13,308	15,553
Gathering and processing services: Affiliate	131	1,506	3,092
Third-party	17,831	12,709	17,767
Other revenues	7,613	3,913	1,141

Total revenues	161,019	241,248	260,672
Costs and expenses:
Product cost and shrink replacement:
Affiliate	20,235	83,576	93,722
Third-party	52,271	63,422	61,982
Operating and maintenance expenses:
Affiliate	9,580	8,836	5,579
Third-party	13,865	27,834	23,409
Depreciation and accretion	18,751	21,324	25,952
Taxes other than income	3,263	1,439	1,330
General and administrative expenses — affiliate	6,000	4,500	2,280
Other (income) expense, net	10	(3,511)	534

Total costs and expenses	123,975	207,420	214,788

Operating income	37,044	33,828	45,884
Interest income	31	650	1,799
Foreign exchange gain (loss)	(168)	(78)	388

Net income	$36,907	$34,400	$48,071

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL

	Williams Energy, L.L.C.	Williams Partners Operating LLC	DCP Assets Holding, LP	Total
Balance at December 31, 2006	$83,825	$167,765	$162,040	$413,630
Contributions	—	—	3,920	3,920
Distributions	(7,233)	(28,270)	(23,669)	(59,172)
Net income	2,602	26,241	19,228	48,071
Sale of Williams Energy, L.L.C.’s 20% interest to Williams Partners Operating LLC	(79,194)	79,194	—	—

Balance at December 31, 2007	—	244,930	161,519	406,449
Contributions	—	5,700	7,376	13,076
Distributions	—	(56,400)	(37,600)	(94,000)
Net income	—	20,641	13,759	34,400

Balance at December 31, 2008	—	214,871	145,054	359,925
Contributions	—	13,166	6,967	20,133
Distributions	—	(30,747)	(20,498)	(51,245)
Special Distribution of Interest Earned on Tahiti Escrow Account to Williams Partners Operating LLC		(1,397)	—	(1,397)
Net income	—	22,703	14,204	36,907

Balance at December 31, 2009	$—	$218,596	$145,727	$364,323

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net income	$36,907	$34,400	$48,071
Adjustments to reconcile to cash provided by operations:
Depreciation and accretion	18,751	21,324	25,952
Net loss on disposal of equipment	—	175	603
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(18,963)	26,213	(9,389)
Insurance receivable	(1,274)	2,319	6,931
Prepaid insurance	216	(267)	1,004
Other current assets	(433)	2,335	(1,713)
Accounts payable	(14,124)	5,932	(7,540)
Accrued liabilities	(4,613)	(725)	1,320
Cash-out deferred revenue	(10)	75	(249)
Other current liabilities	(373)	(127)	(2,898)

Net cash provided by operating activities	16,084	91,654	62,092
INVESTING ACTIVITIES:
Decrease in restricted cash	3,470	2,752	22,551
Property, plant, and equipment:
Capital expenditures	(19,023)	(9,939)	(29,114)
Proceeds from sale of property, plant and equipment	—	—	649

Net cash used by investing activities	(15,553)	(7,187)	(5,914)
FINANCING ACTIVITIES:
Distributions to members	(52,642)	(94,000)	(59,172)
Capital contributions	20,133	13,076	3,920

Net cash used by financing activities	(32,509)	(80,924)	(55,252)

Increase (decrease) in cash and cash equivalents	(31,978)	3,543	926
Cash and cash equivalents at beginning of period	42,052	38,509	37,583

Cash and cash equivalents at end of period	$10,074	$42,052	$38,509

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note	1. Organization and Description of Business

Unless the context clearly indicates otherwise, references in this report to “we”, “our”, “us” or similar language refer to Discovery Producer Services LLC and its wholly owned subsidiary, Discovery Gas Transmission LLC (DGT). We are a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating a 600 million cubic feet per day (MMcf/d) cryogenic natural gas processing plant near Larose, Louisiana and a 32,000 barrel per day (bpd) natural gas liquids fractionator near Paradis, Louisiana. DGT is a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating a natural gas pipeline from offshore deep water in the Gulf of Mexico to our gas processing plant in Larose, Louisiana. The mainline has a design capacity of 600 MMcf/d and consists of approximately 105 miles of pipe. We have since connected several laterals to the DGT pipeline to expand our presence in the Gulf.

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

On June 28, 2007, WPZ acquired the 20% interest in us previously held by Williams Energy, L.L.C. Hence, at December 31, 2007, we were, and continue to be, owned 60% by WPZ and 40% by DCP.

We evaluated our disclosure of subsequent events through the date, February 25, 2010, that our financial statements were filed.

Note	2. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.

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

Trade Accounts Receivable. Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There was no allowance for doubtful accounts at December 31, 2009 and 2008.

Insurance Receivable. Hurricane Katrina damaged our pipeline and onshore facilities in 2005, and Hurricane Ike damaged the 30” mainline and 18” lateral in 2008. Expenditures incurred for the repair of these damages considered probable of recovery when incurred are recorded as insurance receivable. We expense

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures up to the insurance deductible ($6.4 million in 2008), amounts not covered by insurance ($2.0 million in 2008) and amounts subsequently determined not to be recoverable.

Prepaid Insurance. Prepaid insurance represents the unamortized balance of insurance premiums. These payments are amortized on a straight line basis over the policy term.

Gas Imbalances. In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. This results in gas transportation imbalance receivables and payables which are recovered or repaid in cash, based on market-based prices, or through the receipt or delivery of gas in the future. Imbalance receivables and payables are included in Other current assets and Other current liabilities in the Consolidated Balance Sheets. Imbalance receivables are valued based on the lower of the current market prices or weighted average cost of natural gas in the system. Imbalance payables are valued at current market prices. Settlement of imbalances requires agreement between the pipelines and shippers as to allocations of volumes to specific transportation contracts and the timing of delivery of gas based on operational conditions. Pursuant to a settlement with our shippers issued by the Federal Energy Regulatory Commission (FERC) on February 5, 2008, if a cash-out refund is due and payable to a shipper during any year pursuant to Transporter’s FERC Gas Tariff, shipper will be deemed to have immediately assigned its right to the refund amount to us.

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

Revenue Recognition. Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There were no rate refund liabilities accrued at December 31, 2009 or 2008.

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

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note	3. Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	sales to Williams of NGLs to which we take title and excess gas at current market prices for the products and

•	processing and sales of natural gas liquids and transportation of gas and condensate for DCP’s affiliates, Texas Eastern Corporation and ConocoPhillips Company.

The following table summarizes these related-party revenues during 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Williams	$114,869	$207,782	$217,012
Texas Eastern Corporation	190	1,953	3,912
ConocoPhillips	295	259	36

Total	$115,354	$209,994	$220,960

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses — affiliate includes the following:

•	direct payroll and employee benefit costs incurred on our behalf by Williams, and

•	rental expense under a 10-year leasing agreement for pipeline capacity through 2015 from Texas Eastern Transmission, LP (an affiliate of DCP)

Product costs and shrink replacement — affiliate includes natural gas purchases from Williams for fuel and shrink requirements made at market rates at the time of purchase.

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Capitalized labor	$280	$317	$222
Capitalized project fee	312	375	651

	$592	$692	$873

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note	4. Property Plant and Equipment

Property, plant, and equipment consisted of the following at December 31, 2009 and 2008:

	Years Ended December 31,		Estimated Depreciable Lives
	2009	2008
	(In thousands)
Property, plant, and equipment:
Construction work in progress	$5,256	$76,302
Buildings	5,055	5,054	25 — 35 years
Land and land rights	5,556	5,575	0 — 35 years
Transportation lines	320,956	305,172	25 — 35 years
Plant and other equipment	283,001	216,189	25 — 35 years

Total property, plant, and equipment	619,824	608,292
Less accumulated depreciation	254,892	237,810

Net property, plant, and equipment	$364,932	$370,482

Commitments for construction and acquisition of property, plant, and equipment at Grand Isle 115 for an interconnect with ATP are approximately $223 thousand at December 31, 2009.

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

A rollforward of our asset retirement obligation for 2009 and 2008 is presented below.

	Years Ended December 31,
	2009	2008
	(In thousands)
Balance at January 1	$19,684	$12,118
Accretion expense	1,669	1,082
Estimate revisions	396	3,327
Liabilities incurred	1,576	3,157

Balance at December 31	$23,325	$19,684

Note 5. Leasing Activities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The initial term of each lease is 20 years with renewal options for an additional 30 years. We also have a ten-year leasing agreement for pipeline capacity from Texas Eastern Transmission, LP that includes renewal options and options to increase capacity which would also increase rentals. The future minimum annual rentals under these non-cancelable leases as of December 31, 2009 are payable as follows:

(In thousands)
2010	$1,241
2011	1,241
2012	1,245
2013	1,245
2014	1,245
Thereafter	759

$6,976

Total rent expense for 2009, 2008 and 2007, including a cancelable platform space lease and month-to-month leases, was $1.8 million, $1.6 million and $1.4 million, respectively.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$10,074	$10,074	$42,052	$42,052
Restricted cash	—	—	3,470	3,470

Concentrations of Credit Risk

Our cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2009, substantially all of our customer accounts receivable result from gas transmission services provided for our largest three customers. This concentration of customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We did not incur any credit losses on receivables during 2009 and 2008.

Major Customers

Williams accounted for approximately $114.9 million (71%), $208.0 million (86%), $217.0 million (83%) respectively, of our total revenues in 2009, 2008 and 2007. These revenues were for the sale of NGLs received as compensation under processing contracts with third-party producers.

Note	7. Rate and Regulatory Matters

Rate and Regulatory Matters. Annually, DGT files a request with the FERC for a fuel lost-and-unaccounted-for gas percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On June 1, 2009, DGT filed to maintain a lost-and-unaccounted-for percentage of zero percent until July 1, 2010 and to retain the 2008 net system gains of $5.4 million that are unrelated to the lost-and-unaccounted-for gas over recovered from its shippers. By Order dated June 30, 2009 the filing was approved. The approval was subject to a 30-day protest period, which passed without protest. As of December 31, 2009 and 2008, DGT has deferred amounts of $211,000 and $5.4 million, respectively, included in current accrued liabilities in the accompanying Consolidated Balance Sheets for unrecognized net system gains.

On February 25, 2009, DGT filed with the FERC to adjust its Hurricane Mitigation and Reliability Enhancement surcharge (HMRE). The HMRE was approved in DGT’s rate case settlement in 2008. Normally, DGT files to establish a new HMRE no later than November 15 of each year, to be effective January 1 the following year. This filing was made out-of-cycle to recover approximately $6.9 million in costs spent to repair a lateral displaced by Hurricane Ike. On March 30, 2009, the FERC issued an order accepting the revised HMRE surcharge of $0.05/dt effective April 1, 2009.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 17, 2009, we and DGT filed a joint application to amend DGT’s certificate and our limited jurisdiction certificate, to permit us to provide an additional 50,000 Dth per day of compression services to DGT at our Larose processing plant. DGT did not request any related change in rates. On August 28, 2009, the FERC issued an order granting the certificate amendment requests.

On November 13, 2009, DGT filed its annual HMRE surcharge adjustment. The filing proposed to reduce the surcharge from $0.05 to $0.0374 per Dt, effective January 1, 2010. The FERC approved the filing on December 23, 2009.

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

Other. We are party to various other claims, legal actions and complaints arising in the ordinary course of business. Litigation, arbitration and environmental matters are subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the ruling occurs. Management, including internal counsel, currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect upon our future liquidity or financial position.

(c) Exhibits

A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit Number	Description

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.4*	Natural Gas Gathering Agreement, dated June 1, 1987, as amended, between DEFS Assets Holding, LP, successor to the interest of Cornerstone Natural Gas Company and ConocoPhillips, successor to the interest of Phillips Petroleum Company (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).†

10.5*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.6*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

10.7*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.8*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.9*	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wachovia Bank, National Association and Wachovia Capital Markets, LLC (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.12*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.13*	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.14*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.15*	Common Unit Purchase Agreement, dated June 19, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.16*	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.17*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K
(File No. 001-32678) filed with the SEC on June 27, 2007).

10.18*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.19*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.20*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.21*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.22*	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.23*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.24*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.25	Tenth Amendment to Omnibus Agreement, dated December 3, 2010, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

23.3	Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream GP, LP.

23.4	Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Balance Sheet of DCP Midstream GP, LP as of December 31, 2009.

99.2	Consolidated Balance Sheet of DCP Midstream, LLC as of December 31, 2009.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 11, 2010.

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

Signature	Title	Date

/s/ Mark A. Borer Mark A. Borer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010

/s/ Angela A. Minas Angela A. Minas	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2010

/s/ Scott R. Delmoro Scott R. Delmoro	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010

/s/ Thomas C. O’Connor Thomas C. O’Connor	Chairman of the Board and Director	March 11, 2010

/s/ Paul F. Ferguson, Jr. Paul F. Ferguson, Jr.	Director	March 11, 2010

/s/ Gregory J. Goff Gregory J. Goff	Director	March 11, 2010

/s/ Alan N. Harris Alan N. Harris	Director	March 11, 2010

/s/ John E. Lowe John E. Lowe	Director	March 11, 2010

/s/ Frank A. McPherson Frank A. McPherson	Director	March 11, 2010

/s/ Thomas C. Morris Thomas C. Morris	Director	March 11, 2010

/s/ Stephen R. Springer Stephen R. Springer	Director	March 11, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.4*	Natural Gas Gathering Agreement, dated June 1, 1987, as amended, between DEFS Assets Holding, LP, successor to the interest of Cornerstone Natural Gas Company and ConocoPhillips, successor to the interest of Phillips Petroleum Company (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).†

10.5*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.6*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

10.7*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.8*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.9*	Bridge Credit Agreement, dated May 9, 2007 among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wachovia Bank, National Association and Wachovia Capital Markets, LLC (attached as Exhibit 99.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.12*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.13*	Common Unit Purchase Agreement, dated May 21, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.14*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

10.15*	Common Unit Purchase Agreement, dated June 19, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.16*	Registration Rights Agreement, dated June 22, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 25, 2007).

10.17*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on June 27, 2007).

10.18*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.19*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.20*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.21*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.22*	Registration Rights Agreement, dated August 29, 2007, by and among DCP Midstream Partners, LP and the Purchasers listed therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.23*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.24*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.25	Tenth Amendment to Omnibus Agreement, dated December 3, 2010, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements and Financial Statement Schedule of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

23.3	Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream GP, LP.

23.4	Consent of Deloitte & Touche LLP on Consolidated Balance Sheet of DCP Midstream, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Balance Sheet of DCP Midstream GP, LP as of December 31, 2009.

99.2	Consolidated Balance Sheet of DCP Midstream, LLC as of December 31, 2009.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.