Form 10-Q
period 2010-03-31
DCP Midstream Partners, LP
filed 2010-05-10
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 6, 2010, there were outstanding 34,608,183 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following risks and uncertainties:

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2.6	$2.1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively	59.6	78.7
Affiliates	60.9	73.8
Inventories	43.1	34.2
Unrealized gains on derivative instruments	6.9	7.3
Other	0.8	1.6

Total current assets	173.9	197.7
Restricted investments	—	10.0
Property, plant and equipment, net	1,017.0	1,000.1
Goodwill	92.1	92.1
Intangible assets, net	59.7	60.5
Investments in unconsolidated affiliates	113.5	114.6
Unrealized gains on derivative instruments	3.6	2.0
Other long-term assets	4.4	4.5

Total assets	$1,464.2	$1,481.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$67.8	$85.5
Affiliates	52.1	43.1
Unrealized losses on derivative instruments	41.5	41.5
Accrued interest payable	0.7	0.7
Other	19.0	20.3

Total current liabilities	181.1	191.1
Long-term debt	615.0	613.0
Unrealized losses on derivative instruments	53.0	58.0
Other long-term liabilities	14.3	14.0

Total liabilities	863.4	876.1

Commitments and contingent liabilities

Equity:
Common unitholders (34,608,183 units issued and outstanding)	417.6	415.5
General partner unitholders	(5.8)	(5.9)
Accumulated other comprehensive loss	(33.5)	(31.9)

Total partners’ equity	378.3	377.7
Noncontrolling interests	222.5	227.7

Total equity	600.8	605.4

Total liabilities and equity	$1,464.2	$1,481.5

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$235.4	$157.2
Sales of natural gas, propane, NGLs and condensate to affiliates	135.0	99.9
Transportation, processing and other	21.6	16.7
Transportation, processing and other to affiliates	5.7	3.6
Gains from commodity derivative activity, net	6.0	7.7
Losses from commodity derivative activity, net — affiliates	—	(0.7)

Total operating revenues	403.7	284.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	191.5	137.8
Purchases of natural gas, propane and NGLs from affiliates	141.3	79.1
Operating and maintenance expense	19.0	16.2
Depreciation and amortization expense	17.8	14.6
General and administrative expense	3.7	3.2
General and administrative expense — affiliates	4.9	5.4

Total operating costs and expenses	378.2	256.3

Operating income	25.5	28.1
Interest income	—	0.2
Interest expense	(7.2)	(7.3)
Earnings (losses) from unconsolidated affiliates	7.9	(1.1)

Income before income taxes	26.2	19.9
Income tax expense	(0.3)	(0.1)

Net income	25.9	19.8
Net (income) loss attributable to noncontrolling interests	(0.1)	1.3

Net income attributable to partners	25.8	21.1
Net loss attributable to predecessor operations	—	1.0
General partner unitholders’ interest in net income	(3.8)	(3.2)

Net income allocable to limited partners	$22.0	$18.9

Net income per limited partner unit — basic and diluted	$0.64	$0.67

Weighted-average limited partner units outstanding — basic and diluted	34.6	28.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Millions)
Net income	$25.9	$19.8

Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	6.0	4.5
Net unrealized losses on cash flow hedges	(7.6)	(4.5)

Total other comprehensive loss	(1.6)	—

Total comprehensive income	24.3	19.8
Total comprehensive (income) loss attributable to noncontrolling interests	(0.1)	1.3

Total comprehensive income attributable to partners	$24.2	$21.1

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Millions)
OPERATING ACTIVITIES:
Net income	$25.9	$19.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17.8	14.6
(Earnings) losses from unconsolidated affiliates	(7.9)	1.1
Distributions from unconsolidated affiliates	9.8	0.5
Other, net	0.5	0.5

Change in operating assets and liabilities, which provided (used) cash net of effects of acquisitions:
Accounts receivable	31.9	14.0
Inventories	(8.9)	2.9
Net unrealized gains on derivative instruments	(7.8)	(0.2)
Accounts payable	(9.3)	(20.2)
Accrued interest	—	(0.4)
Other current assets and liabilities	(0.9)	(2.5)
Other long-term assets and liabilities	(0.1)	0.4

Net cash provided by operating activities	51.0	30.5

INVESTING ACTIVITIES:
Capital expenditures	(12.2)	(55.9)
Acquisitions, net of cash acquired	(22.0)	(0.3)
Investments in unconsolidated affiliates	(0.7)	(0.2)
Proceeds from sale of assets	0.2	—
Purchases of available-for-sale securities	—	(1.0)
Proceeds from sales of available-for-sale securities	10.1	0.8

Net cash used in investing activities	(24.6)	(56.6)

FINANCING ACTIVITIES:
Proceeds from debt	116.6	—
Payments of debt	(114.6)	(11.5)
Net change in advances to predecessor from DCP Midstream, LLC	—	3.0
Distributions to unitholders and general partner	(24.6)	(20.1)
Distributions to noncontrolling interests	(3.7)	(3.9)
Contributions from noncontrolling interests	3.9	8.7
Purchase of additional interest in a subsidiary	(3.5)	—

Net cash used in financing activities	(25.9)	(23.8)

Net change in cash and cash equivalents	0.5	(49.9)
Cash and cash equivalents, beginning of period	2.1	61.9

Cash and cash equivalents, end of period	$2.6	$12.0

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	Subordinated Unitholders	General Partner Unitholders	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2010	$—	$415.5	$—	$(5.9)	$(31.9)	$227.7	$605.4
Purchase of additional interest in a subsidiary	—	1.0	—	—	—	(5.5)	(4.5)
Distributions	—	(20.8)	—	(3.8)	—	(3.7)	(28.3)
Contributions	—	—	—	—	—	3.9	3.9

Comprehensive income (loss):
Net income	—	21.9	—	3.9	—	0.1	25.9
Reclassification of cash flow hedge losses into earnings	—	—	—	—	6.0	—	6.0
Net unrealized losses on cash flow hedges	—	—	—	—	(7.6)	—	(7.6)

Total comprehensive income (loss)	—	21.9	—	3.9	(1.6)	0.1	24.3

Balance, March 31, 2010	$—	$417.6	$—	$(5.8)	$(33.5)	$222.5	$600.8

Balance, January 1, 2009	$66.0	$429.0	$(54.6)	$(4.8)	$(40.5)	$167.7	$562.8
Net change in parent advances	3.0	—	—	—	—	—	3.0
Distributions	—	(14.8)	(2.1)	(3.2)	—	(3.9)	(24.0)
Conversion of subordinated units to common units	—	(52.1)	52.1	—	—	—	—
Contributions	—	—	—	—	—	8.7	8.7

Comprehensive income (loss):
Net loss attributable to predecessor operations	(1.0)	—	—	—	—	—	(1.0)
Net income (loss)	—	14.3	4.6	3.2	—	(1.3)	20.8
Reclassification of cash flow hedge losses into earnings	—	—	—	—	4.5	—	4.5
Net unrealized losses on cash flow hedges	—	—	—	—	(4.5)	—	(4.5)

Total comprehensive (loss) income	(1.0)	14.3	4.6	3.2	—	(1.3)	19.8

Balance, March 31, 2009	$68.0	$376.4	$—	$(4.8)	$(40.5)	$171.2	$570.3

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

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system and a 75% interest in our Colorado system (of which 5% was acquired in February 2010); our 50.1% interest in our East Texas system (of which 25.1% was acquired in April 2009); our Michigan systems (of which certain assets were acquired in November 2009); our wholesale propane logistics business; and our NGL transportation pipelines (which includes our Wattenberg pipeline acquired in January 2010).

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

The condensed consolidated financial statements include the accounts of the Partnership and all majority-owned subsidiaries where we have the ability to exercise control and undivided interests in jointly owned assets. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. Intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our predecessor operations. We refer to the assets, liabilities and operations of DCP East Texas Holdings, LLC, or East Texas, prior to our acquisition of an additional 25.1% limited liability company interest from DCP Midstream, LLC in April 2009, collectively as our “predecessor.” Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas, we owned a 25.0% limited liability company interest in East Texas which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability company interest in East Texas, and account for East Texas as a consolidated subsidiary. This transaction was among entities under common control. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method; accordingly our financial information includes the historical results of East Texas for all periods presented. The amount of the purchase price in excess, or in deficit of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to, or an increase to partners’ equity, respectively. In addition, the results of operations of our Michigan systems and our Wattenberg pipeline have been included in the condensed consolidated financial statements since their respective acquisition dates.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates. The condensed consolidated financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. All intercompany balances and transactions have been eliminated. Transactions between us and other DCP Midstream, LLC operations have been identified in the consolidated financial statements as transactions between affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Form 10-K.

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to the current period presentation.

2. Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which amended the Accounting Standards Codification, or ASC, Topic 820-10 “Fair Value Measurement and Disclosures—Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we have disclosed information in accordance with the revised provisions of ASU 2010-06 within this filing.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC Topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This ASU became effective for us on January 1, 2010 and upon adoption we did not change our conclusions on which entities we consolidate in our condensed financial statements.

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

3. Acquisitions

Gathering, Compression, Transportation and Processing Assets

On February 3, 2010 we acquired an additional 5% interest in Collbran Valley Gas Gathering LLC, or Collbran, from Delta Petroleum Company, or Delta, for $3.5 million in cash, bringing our total ownership in Collbran to 75%. We may pay an additional $2.0 million of contingent consideration to Delta, depending on volumes Delta delivers, by June 30, 2011, pursuant to a processing agreement. As of March 31, 2010, we have recognized the fair value of this contingent consideration of approximately $1.0 million, which we have recorded to other current liabilities in our condensed consolidated balance sheet. In addition, as part of this transaction we assumed Delta’s unpaid capital calls to Collbran of $2.4 million, which have been paid as of March 31, 2010. Accordingly we have recognized a $5.5 million reduction in noncontrolling interest in equity, which represents the carrying value of Delta’s 5% interest in Collbran, and an increase of $1.0 million to common unitholders in equity, which represents the difference between the fair value of the consideration and the carrying value of Delta’s 5% interest.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On January 28, 2010 we acquired an interstate natural gas liquids pipeline, or the Wattenberg pipeline, from Buckeye Partners, L.P., for $22.0 million in cash, funded with borrowings under our revolving credit facility. This transaction was accounted for as a business combination. The 350-mile pipeline originates in the Denver-Julesburg, or DJ Basin, in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently utilized by DCP Midstream, LLC as a market outlet for NGL production from certain of their plants in the DJ Basin. The results of the asset are included in our NGL Logistics segment prospectively, from the date of acquisition. The purchase price was allocated to property, plant and equipment.

On April 1, 2009, we acquired an additional 25.1% interest in East Texas, and a fixed price natural gas liquids derivative by NGL component for the period of April 2009 to March 2010, or NGL Hedge, from DCP Midstream, LLC, for aggregate consideration of 3,500,000 Class D units, valued at $49.7 million. This transaction was among entities under common control. Prior to this transaction we owned a 25.0% interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% interest in East Texas, and account for East Texas as a consolidated subsidiary.

Combined Financial Information

The following table presents the impact on the condensed consolidated statements of operations, adjusted for the acquisition of an additional 25.1% interest in East Texas, from DCP Midstream, LLC, for the three months ended March 31, 2009.

Three Months Ended March 31, 2009

	DCP Midstream Partners, LP (As previously reported)	Consolidate East Texas	Remove East Texas Equity Losses	Combined DCP Midstream Partners, LP
	(a)	(b)	(c)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$217.7	$39.4	$—	$257.1
Transportation, processing and other	15.9	4.4	—	20.3
Gains from commodity derivative activity, net	7.0	—	—	7.0

Total operating revenues	240.6	43.8	—	284.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	182.8	34.1	—	216.9
Operating and maintenance expense	9.2	7.0	—	16.2
Depreciation and amortization expense	10.4	4.2	—	14.6
General and administrative expense	5.8	2.8	—	8.6

Total operating costs and expenses	208.2	48.1	—	256.3

Operating income (loss)	32.4	(4.3)	—	28.1
Interest expense, net	(7.1)	—	—	(7.1)
Losses from unconsolidated affiliates	(2.2)	—	1.1	(1.1)

Income (loss) before income taxes	23.1	(4.3)	1.1	19.9
Income tax expense	(0.1)	—	—	(0.1)

Net income (loss)	23.0	(4.3)	1.1	19.8
Net (income) loss attributable to noncontrolling interests	(0.9)	2.2	—	1.3

Net income (loss) attributable to partners	$22.1	$(2.1)	$1.1	$21.1

(a)	Amounts as previously reported with 25% of East Texas’ results presented as losses from unconsolidated affiliates.
(b)	Adjustments to present East Texas on a consolidated basis at 100%, with noncontrolling interest of 49.9%.
(c)	Adjustments to remove East Texas equity losses at 25%.

The following table presents unaudited pro forma information for the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, as if the acquisition of the Wattenberg pipeline had occurred at the beginning of each period presented. Revenues of $0.6 million and net income attributable to partners of $0.3 million, associated with the acquired assets, from the date of acquisition through March 31, 2010 have been included in the Condensed Consolidated Statement of Operations.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	DCP Midstream Partners, LP	Acquisition of the Wattenberg Pipeline	DCP Midstream Partners, LP Pro Forma	DCP Midstream Partners, LP	Acquisition of the Wattenberg Pipeline	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$403.7	$0.2	$403.9	$284.4	$3.3	$287.7
Net income attributable to partners	$25.8	$0.1	$25.9	$21.1	$2.0	$23.1
Less:
Net loss attributable to predecessor operations	—	—	—	1.0	—	1.0
General partner unitholders interest in net income	(3.8)	—	(3.8)	(3.2)	—	(3.2)

Net income allocable to limited partners	$22.0	$0.1	$22.1	$18.9	$2.0	$20.9

Net income per limited partner unit – basic and diluted	$0.64	$—	$0.64	$0.67	$0.07	$0.74

The pro forma information is not intended to reflect actual results that would have occurred if the assets had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

4. Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for certain costs incurred and centralized corporate functions performed by DCP Midstream, LLC on our behalf. We incurred $2.5 million and $2.4 million, respectively, for the three months ended March 31, 2010 and 2009, for all fees under the Omnibus Agreement.

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the three months ended March 31, 2010 and 2009 East Texas incurred $2.0 million and $2.2 million, respectively, for general and administrative expenses from DCP Midstream, LLC, which includes expenses for our predecessor operations.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC of $0.3 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

Other Agreements and Transactions with DCP Midstream, LLC

In conjunction with our acquisition of the Wattenberg pipeline, we signed a transportation agreement with DCP Midstream, LLC pursuant to fee-based rates that will be applied to the volumes transported. The agreement is effective through November 2010, renewing on an evergreen basis thereafter. We generally report revenues associated with these activities in the condensed consolidated statements of operations as transportation, processing and other to affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas from DCP Midstream, LLC, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain amounts of East Texas capital projects as defined in the Contribution Agreements. These reimbursements are for a period not to exceed three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $3.8 million and $10.9 million for the three months ended March 31, 2010 and 2009, respectively.

On February 11, 2009, our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, was temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party and East Texas filed a lawsuit in December 2009 to recover damages from the responsible third party. In the event we are unable to recover our costs and lost margin from the responsible third party, we have insurance covering property damage, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse to us twenty-five percent of any claims received as reimbursement of costs and lost margin, from the responsible third party or from insurance. DCP Midstream, LLC will pay seventy-five percent of costs related to the incident as a result of this agreement.

We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf.

DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under a firm transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream, LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand and volumes supplying an industrial end user are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. Revenues associated with these activities are reported gross in our condensed consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.

In our NGL Logistics segment, we also have a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements. We generally report revenues associated with these activities in the condensed consolidated statements of operations as transportation, processing and other to affiliates.

In April 2009, we entered into a thirteen year contractual arrangement with DCP Midstream, LLC in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Lindsay system, which is part of our Natural Gas Services segment. In addition, in February 2010, a contract was signed with DCP Midstream, LLC providing for adjustments to those fees based upon plant efficiencies related to our portion of volumes from our Lindsay system being processed at DCP Midstream, LLC’s plant through March 2022. We generally report fees associated with these activities in the condensed consolidated statements of operations as purchases of natural gas, propane, NGLs and condensate from affiliates. In addition, as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services. We generally report revenues associated with these activities in the condensed consolidated statements of operations as transportation, processing and other to affiliates.

DCP Midstream, LLC has issued parental guarantees, totaling $103.0 million as of March 31, 2010, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC interest of 0.5% per annum on $60.0 million of these outstanding guarantees.

DCP Midstream, LLC was a significant customer during the three months ended March 31, 2010 and 2009.

Spectra Energy

We entered into a propane supply agreement with Spectra Energy, effective May 1, 2008 and terminating April 30, 2014, which provides us propane supply at our marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

ConocoPhillips

We have multiple agreements with ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0 and $0.2 million of capital reimbursements during the three months ended March 31, 2010 and 2009, respectively.

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Three Months Ended March 31,
	2010	2009
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$133.6	$99.8
Transportation, processing and other	$3.8	$1.2
Purchases of natural gas, propane and NGLs	$62.8	$43.1
Losses from commodity derivative activity, net	$—	$(0.7)
General and administrative expense	$4.8	$5.3
Interest expense	$0.1	$0.1
Spectra Energy:
Purchases of natural gas, propane and NGLs	$74.1	$33.7
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$1.4	$0.1
Transportation, processing and other	$1.9	$2.4
Purchases of natural gas, propane and NGLs	$2.0	$1.9
General and administrative expense	$0.1	$0.1
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$2.4	$0.4

We had balances with affiliates as follows:

	March 31, 2010	December 31, 2009
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$58.1	$71.5
Accounts payable	$25.3	$24.4
Unrealized gains on derivative instruments—current	$4.0	$5.5
Unrealized losses on derivative instruments—current	$(3.8)	$(5.4)
Spectra Energy:
Accounts receivable	$0.7	$0.1
Accounts payable	$23.8	$16.6
ConocoPhillips:
Accounts receivable	$2.1	$2.2
Accounts payable	$0.6	$2.1
Unconsolidated affiliates:
Accounts payable	$2.4	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2010	December 31, 2009
		(Millions)
Gathering systems	15 — 30 Years	$687.7	$683.0
Processing plants	25 — 30 Years	431.8	427.4
Terminals	25 — 30 Years	29.0	28.9
Transportation	25 — 30 Years	239.1	217.2
General plant	3 — 5 Years	15.6	15.2
Other	20 — 50 Years	0.1	0.1
Construction work in progress		24.2	21.8

Property, plant and equipment		1,427.5	1,393.6
Accumulated depreciation		(410.5)	(393.5)

Property, plant and equipment, net		$1,017.0	$1,000.1

The above amounts include accrued capital expenditures of $3.2 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively, which are included in other current liabilities in the condensed consolidated balance sheets. Interest capitalized on construction projects for the three months ended March 31, 2010 was $0 and for the year ended December 31, 2009 was $1.3 million.

Depreciation expense was $17.0 million and $14.0 million for the three months ended March 31, 2010 and 2009, respectively.

6.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of March 31, 2010 and December 31, 2009	Carrying Value as of
		March 31, 2010	December 31, 2009
		(Millions)
Discovery Producer Services LLC	40%	$106.9	$108.2
Black Lake Pipe Line Company	45%	6.4	6.2
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$113.5	$114.6

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $37.0 million and $37.6 million at March 31, 2010 and December 31, 2009, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $5.6 million and $5.7 million at March 31, 2010 and December 31, 2009, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Black Lake.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2010	2009
	(Millions)
Discovery Producer Services LLC	$7.4	$(1.5)
Black Lake Pipe Line Company and other	0.5	0.4

Total earnings (losses) from unconsolidated affiliates	$7.9	$(1.1)

The following summarizes financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2010	2009
	(Millions)
Statements of operations:
Operating revenue	$61.6	$21.5
Operating expenses	$43.5	$25.9
Net income (loss)	$18.0	$(4.6)

	March 31, 2010	December 31, 2009
	(Millions)
Balance sheets:
Current assets	$41.9	$41.8
Long-term assets	380.2	383.8
Current liabilities	(18.1)	(17.4)
Long-term liabilities	(24.0)	(23.6)

Net assets	$380.0	$384.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7.	Fair Value Measurement

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Short-Term and Restricted Investments

We are required to post collateral to secure the term loan portion of our credit facility, and may elect to invest a portion of our available cash and restricted investment balances in various financial instruments such as commercial paper and money market instruments. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper are priced using a yield curve for similarly rated instruments, and are classified within Level 2. As of March 31, 2010, we held no short-term or restricted investments.

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

The following table presents the financial instruments carried at fair value as of March 31, 2010 and December 31, 2009, by consolidated balance sheet caption and by valuation hierarchy as described above:

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Short term investments (a)	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Commodity derivatives (b)	$—	$5.4	$1.5	$6.9	$—	$6.9	$0.4	$7.3

Long-term assets:
Restricted investments	$—	$—	$—	$—	$—	$10.0	$—	$10.0
Commodity derivatives (c)	$—	$2.4	$1.2	$3.6	$—	$1.8	$0.2	$2.0

Current liabilities (d):
Commodity derivatives	$—	$(20.7)	$(0.3)	$(21.0)	$—	$(20.3)	$(0.8)	$(21.1)
Interest rate derivatives	$—	$(20.5)	$—	$(20.5)	$—	$(20.4)	$—	$(20.4)

Long-term liabilities (e):
Commodity derivatives	$—	$(39.1)	$(0.4)	$(39.5)	$—	$(46.0)	$(0.4)	$(46.4)
Interest rate derivatives	$—	$(13.5)	$—	$(13.5)	$—	$(11.6)	$—	$(11.6)

(a)	Included in other current assets in our condensed consolidated balance sheets.
(b)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in Level 3 Fair Value Measurements

The tables below illustrate a rollforward of the amounts included in our condensed consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. In the event that there were a movement to/from the classification of an instrument as Level 3, we would reflect such items in the table below within the “Transfers into Level 3” and “Transfers out of Level 3” captions.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended March 31, 2010:
Beginning balance	$0.4	$0.2	$(0.8)	$(0.4)
Net realized and unrealized gains (losses) included in earnings	1.2	1.0	(0.1)	—
Transfers into Level 3 (a)	—	—	—	—
Transfers out of Level 3 (a)	—	—	—	—
Purchases, Issuances and Settlements net	(0.1)	—	0.6	—

Ending balance	$1.5	$1.2	$(0.3)	$(0.4)

Net unrealized gains still held included in earnings (b)	$1.2	$1.0	$0.4	$—

Three months ended March 31, 2009:
Beginning balance	$0.3	$1.7	$—	$—
Net realized and unrealized gains (losses) included in earnings	0.8	—	—	(0.3)
Net transfers in (out) of Level 3 (c)	—	—	—	—
Purchases, Issuances and Settlements net	(0.1)	—	—	—

Ending balance	$1.0	$1.7	$—	$(0.3)

Net unrealized gains (losses) still held included in earnings (b)	$0.8	$—	$—	$(0.3)

(a)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of March 31, 2010 and 2009.
(c)	Amounts transferred in are reflected at the fair value as of the beginning of the period and amounts transferred out are reflected at fair value at the end of the period.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

During the three months ended March 31, 2010, we had no significant transfers into and out of Levels 1, 2 and 3. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

The fair value of restricted investments, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our credit agreement are $615.0 million, and $593.9 million, respectively, as of March 31, 2010 and $613.0 million and $590.0 million, respectively, as of December 31, 2009. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. Additionally, we have executed interest rate swap agreements on a portion of our interest rate exposure which swaps variable for fixed interest rates.

8. Debt

Long-term debt was as follows:

	March 31, 2010	December 31, 2009
	(Millions)
Revolving credit facility, weighted-average variable interest rate of 0.70% and 0.69%, respectively, and net effective interest rate of 4.33% and 4.41%, respectively, due June 21, 2012 (a)	$615.0	$603.0
Term loan facility, variable interest rate of 0.34%, due June 21, 2012 (b)	—	10.0

Total long-term debt	$615.0	$613.0

(a)	$575.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.26% to 5.19%, for a net effective rate of 4.33% on the $615.0 million of outstanding debt under our revolving credit facility as of March 31, 2010.
(b)	The term loan facility is fully secured by restricted investments.

Credit Agreement

We have an $824.6 million revolving credit facility that matures June 21, 2012, or the Credit Agreement.

At March 31, 2010 and December 31, 2009, we had $0.3 million of letters of credit issued under the Credit Agreement outstanding. As of December 31, 2009 we had outstanding term loan balances under the Credit Agreement, which were fully collateralized by investments in high-grade securities, classified as restricted investments in the accompanying condensed consolidated balance sheets as of December 31, 2009. As of March 31, 2010 the available capacity under the revolving credit facility was $209.3 million, which is net of non-participation by Lehman Brothers Commercial Bank.

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

Other Agreements

As of March 31, 2010, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million, which reduces the amount of cash we may be required to post as collateral. We pay a fee of 0.75% per annum on this letter of credit. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering and processing services, we may receive fees or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2015 with natural gas and crude oil derivative instruments, including derivative instruments entered into subsequent to the balance sheet date. Additionally, given the limited depth of the NGL derivatives market, we primarily utilize crude oil swaps to mitigate a portion of our commodity price exposure for propane and heavier NGLs. Historically, prices of NGLs have been generally related to the price of crude oil, with some exceptions, notably in late 2008 to early 2009, when NGL pricing was at a greater discount to crude oil. Given the relationship and the lack of liquidity in the NGL financial market, we have historically used crude oil swaps to mitigate a portion of NGL price risks. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship. These transactions are primarily accomplished through the use of forward contracts, which are swap futures that effectively exchange our floating rate price risk for a fixed rate. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or a loss on commodity derivative activity.

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

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting, whereby changes in fair value are recorded directly to the condensed consolidated statements of operations; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting.

Commodity Cash Flow Hedges — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for derivatives that manage our commodity price risk. Prior to July 1, 2007, we used NGL, natural gas and crude oil swaps to mitigate a portion of the risk of market fluctuations in the price of NGLs, natural gas and condensate. Given our election to discontinue using the hedge method of accounting, the remaining net losses deferred in AOCI relative to cash flow hedges are reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our credit agreement. As of March 31, 2010, we are not a party to any agreements that would be subject to these provisions other than our Credit Agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position.

As of March 31, 2010, we had $56.8 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2010 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of March 31, 2010, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $52.3 million.

As of March 31, 2010 our interest rate swaps were in a net liability position of approximately $34.0 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our credit agreement, that occurs and is continuing, the counterparties to our swap instruments may have the right to request that we net settle the instrument in the form of cash.

Collateral

As of March 31, 2010, we had an outstanding letter of credit with a counterparty to our commodity derivative instruments of $10.0 million and DCP Midstream, LLC had issued and outstanding parental guarantees totaling $103.0 million in favor of certain counterparties to our commodity derivative instruments. This letter of credit and the parental guarantees reduce the amount of cash we may be required to post as collateral. As of March 31, 2010, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	March 31, 2010	December 31, 2009
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(0.4)	$(0.8)

Interest rate cash flow hedges:
Net deferred losses in AOCI	(33.1)	(31.1)

Total AOCI	$(33.5)	$(31.9)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	March 31, 2010	December 31, 2009	Balance Sheet Line Item	March 31, 2010	December 31, 2009
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(20.5)	$(20.4)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	(13.5)	(11.6)

	$—	$—		$(34.0)	$(32.0)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments – current	$6.9	$7.3	Unrealized losses on derivative instruments – current	$(21.0)	$(21.1)
Unrealized gains on derivative instruments – long term	3.6	2.0	Unrealized losses on derivative instruments – long term	(39.5)	(46.4)

	$10.5	$9.3		$(60.5)	$(67.5)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Three Months Ended March 31,
	2010	2009	2010	2009		2010	2009
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(7.6)	$(4.5)	$(5.6)	$(4.0	)(a)	$—	$—	(a)(c)	$(19.7)
Commodity derivatives	$—	$—	$(0.4)	$(0.5	)(b)	$—	$—	(b)(c)	$(0.2)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the three months ended March 31, 2010 and 2009, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2010	2009
	(Millions)
Third party:
Realized	$(2.1)	$6.9
Unrealized	8.1	0.8

Gains from commodity derivative activity, net	$6.0	$7.7

Affiliates:
Realized	$(0.1)	$(0.7)
Unrealized	0.1	—

Losses from commodity derivative activity, net — affiliates	$—	$(0.7)

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

	March 31, 2010
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2010	(732,875)	(1,840,000)	(440,000)
2011	(949,000)	(1,496,500)	—
2012	(777,750)	(1,500,600)	—
2013	(748,250)	(730,000)	—
2014	(365,000)	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of March 31, 2010 we have swaps with a notional value between $25.0 million and $150.0 million, which, in aggregate, exchange $575.0 million of our floating rate obligation to a fixed rate obligation through June 2012.

10. Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In November 2009, we issued 2,500,000 common units at $25.40 per unit, and in December 2009 we issued an additional 375,000 common units to the underwriters who exercised their overallotment option. We received proceeds of $69.5 million, net of offering costs.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of March 31, 2010. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

Class D Units — All of the Class D units were held by DCP Midstream, LLC and converted into our common units on a one for one basis on August 17, 2009. The holders of the Class D units received the distribution for the second quarter of 2009, paid on August 14, 2009.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents our cash distributions paid in 2010 and 2009:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 12, 2010	$0.600	$24.6
November 13, 2009	0.600	22.6
August 14, 2009	0.600	22.6
May 15, 2009	0.600	20.1
February 13, 2009	0.600	20.1

11. Commitments and Contingent Liabilities

Litigation — We are a party to various legal proceedings, as well as administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of these matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our condensed consolidated results of operations, financial position, or cash flows. See Note 17 in Item 8 of our 2009 Form 10-K for additional details.

El Paso — On February 27, 2009, a jury in the District Court, Harris County, Texas rendered a verdict in favor of El Paso E&P Company, L.P., or El Paso, and against one of our subsidiaries and DCP Midstream, LLC. As previously disclosed, the lawsuit, filed in December 2006, stems from an ongoing commercial dispute involving our Minden processing plant that dates back to August 2000. During the second quarter of 2009 we filed an appeal in the 14th Court of Appeals, Texas. El Paso filed an additional lawsuit in the District Court of Webster Parish, Louisiana, claiming damages for the same claims as the Texas matter, but for periods prior to our ownership of the Minden processing plant. The Louisiana court determined in August 2009 that El Paso’s Louisiana claims were barred by the doctrine of res judicata and dismissed the case with prejudice in Louisiana. In January 2010, we and DCP Midstream, LLC entered into a settlement agreement with El Paso to resolve all claims brought by El Paso regarding this matter in Texas and Louisiana. Under the terms of the settlement agreement, we paid El Paso approximately $2.2 million for our portion of the settlement, which is within the amount of our previously disclosed contingent liability. The cases have been dismissed in both Texas and Louisiana.

Insurance — We renewed our insurance policies in May, June and July 2009 for the 2009-2010 insurance year. Previously, we carried insurance jointly with DCP Midstream, LLC. Following our 2009 renewals, we now contract with a third-party insurer separately from DCP Midstream, LLC for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (3) property insurance, which covers replacement value of all real and personal property and includes business interruption/extra expense. However, we are still jointly insured with DCP Midstream, LLC for directors and officers insurance covering our directors and officers for acts related to our business activities. As a result of separating the excess liability insurance, we have reduced the limits of insurance to match the type and size of exposure covered by this insurance. These changes have not resulted in any material change to the premiums we contracted to pay in the 2009-2010 insurance year. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

Our insurance on Discovery for the 2009-2010 insurance year covers onshore and offshore property, onshore named windstorm and onshore and offshore business interruption insurance. The availability of named windstorm insurance has been significantly reduced as a result of higher industry-wide damage claims in past years. Additionally, the named windstorm insurance that is available comes at significantly higher premium amounts, higher deductibles and lower coverage limits. Consequently, Discovery elected to not purchase offshore named windstorm insurance coverage for the 2009-2010 insurance year.

Indemnification — DCP Midstream, LLC has indemnified us for certain potential environmental claims, losses and expenses associated with the operation of the assets of certain of our predecessors. See the “Indemnification” section of Note 5 in Item 8 of our 2009 Form 10-K for additional details.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12. Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of (1) our Northern Louisiana system; (2) our Southern Oklahoma system; (3) our 40% limited liability company interest in Discovery; (4) our 75% interest in our Colorado system; (5) our Wyoming system; (6) our 50.1% interest in our East Texas system; and (7) our Michigan systems.

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of five owned and operated rail terminals, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals.

NGL Logistics — The NGL Logistics segment consists of the Seabreeze and Wilbreeze NGL transportation pipelines, the Wattenberg NGL transportation pipeline, and a non-operated 45% equity interest in the Black Lake interstate NGL pipeline.

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

The following tables set forth our segment information:

Three Months Ended March 31, 2010

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenue	$218.1	$180.8	$4.8	$—	$403.7

Gross margin (a)	$53.8	$13.7	$3.4	$—	$70.9
Operating and maintenance expense	(16.2)	(2.6)	(0.2)	—	(19.0)
Depreciation and amortization expense	(17.0)	(0.3)	(0.5)	—	(17.8)
General and administrative expense	—	—	—	(8.6)	(8.6)
Earnings from unconsolidated affiliates	7.4	—	0.5	—	7.9
Interest expense	—	—	—	(7.2)	(7.2)
Income tax expense (b)	—	—	—	(0.3)	(0.3)

Net income (loss)	28.0	10.8	3.2	(16.1)	25.9
Net income attributable to noncontrolling interests	(0.1)	—	—	—	(0.1)

Net income (loss) attributable to partners	$27.9	$10.8	$3.2	$(16.1)	$25.8

Non-cash derivative mark-to-market (c)	$8.4	$(0.6)	$—	$—	$7.8

Capital expenditures	$12.1	$—	$0.1	$—	$12.2

Acquisition expenditures	$—	$—	$22.0	$—	$22.0

Investments in unconsolidated affiliates	$0.7	$—	$—	$—	$0.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Three Months Ended March 31, 2009

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
			(Millions)
Total operating revenue	$149.8	$132.8	$1.8	$—	$284.4

Gross margin (a)	$40.4	$25.8	$1.3	$—	$67.5
Operating and maintenance expense	(13.2)	(2.7)	(0.3)	—	(16.2)
Depreciation and amortization expense	(13.9)	(0.3)	(0.4)	—	(14.6)
General and administrative expense	—	—	—	(8.6)	(8.6)
(Losses) earnings from unconsolidated affiliates	(1.5)	—	0.4	—	(1.1)
Interest income	—	—	—	0.2	0.2
Interest expense	—	—	—	(7.3)	(7.3)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net income (loss)	11.8	22.8	1.0	(15.8)	19.8
Net loss attributable to noncontrolling interests	1.3	—	—	—	1.3

Net income (loss) attributable to partners	$13.1	$22.8	$1.0	$(15.8)	$21.1

Non-cash derivative mark-to-market (c)	$0.1	$0.2	$—	$(0.1)	$0.2

Capital expenditures	$55.8	$0.1	$—	$—	$55.9

Acquisition expenditures	$0.3	$—	$—	$—	$0.3

Investments in unconsolidated affiliates	$0.2	$—	$—	$—	$0.2

	March 31, 2010	December 31, 2009
	(Millions)
Segment long-term assets:
Natural Gas Services	$1,178.8	$1,185.2
Wholesale Propane Logistics	52.9	53.2
NGL Logistics (d)	54.0	32.3
Other (e)	4.6	13.1

Total long-term assets	1,290.3	1,283.8
Current assets	173.9	197.7

Total assets	$1,464.2	$1,481.5

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.
(c)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Long-term assets for our NGL Logistics segment increased in 2010 as a result of the Wattenberg pipeline acquisition for $22.0 million.
(e)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

13. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2010	2009
	(Millions)
Cash paid for interest, net of amounts capitalized	$1.6	$3.7
Cash paid for income taxes, net of income tax refunds	$—	$0.4

Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$3.9	$27.7
Other non-cash additions of property plant and equipment	$0.2	$0.9
Contingent consideration for the purchase of additional interest in a subsidiary	$1.0	$—

14. Subsequent Events

On April 27, 2010, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on May 14, 2010 to unitholders of record on May 7, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2009 Form 10-K.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments; Natural Gas Services, Wholesale Propane Logistics and NGL Logistics.

The financial information contained herein includes, for each period presented, our accounts, and the assets, liabilities and operations of our additional 25.1% limited liability company interest in East Texas acquired from DCP Midstream, LLC in April 2009, in transactions among entities under common control, which we refer to collectively as our “predecessor”. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC in April 2009, we owned a 25% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability interest in East Texas, and account for East Texas as a consolidated subsidiary. Accordingly, our financial information includes the historical results of our predecessor for all periods presented.

During the first quarter we have continued to experience improvements in the business environment compared to our experience in 2009. Crude oil and NGL prices have generally remained at favorable levels, although natural gas prices continue to remain lower than recent historical prices. With the exception of certain emerging gas shale regions where drilling activity remains high, the lower natural gas prices are resulting in reduced drilling activity in areas where the gas has a relatively lower liquid content. Gas production in regions with low liquid content receive less price uplift from the relatively higher crude and NGL prices. On a national basis, drilling levels have been gradually increasing over the past several months, although activity levels vary by geographic location.

During January and February, we experienced near record cold weather, causing operating challenges at our East Texas and North Louisiana plants, creating periods of low NGL recoveries and volume curtailments due to plant shutdowns and producer wellhead freeze offs. Financial results for the first quarter were in line with our 2010 forecast.

Improvements in the business environment along with opportunities in the market have enabled us to continue to execute on our growth objective. In January 2010, we completed a $22.0 million acquisition of our Wattenberg fee-based NGL pipeline and announced a related $18.0 million expansion capital project. We are optimistic about emerging growth opportunities and the continued execution of our growth strategy.

In 2010 we will integrate both the Michigan gathering and treating system we acquired in November 2009 as well as the Wattenberg NGL pipeline acquisition. We are well underway in executing on our integration plans and have launched the Wattenberg expansion project, which we expect to complete in early 2011.

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

We expect to incur maintenance capital of approximately $10 million to $15 million in 2010 to maintain our existing assets. We also expect to incur expansion capital in 2010 of approximately $30 million to $35 million, including approximately $18 million associated with the recently acquired Wattenberg pipeline. This capital does not include any additional investment opportunities that may be identified throughout the course of the year and approved by our management and our Board of Directors.

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

Natural Gas Gathering and Processing Margins — Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline further should natural gas prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, natural gas prices should return to a level that would support continued natural gas production in the United States. During 2010, petrochemical demand remains strong for NGLs as NGLs are a lower cost feedstock when compared to crude oil derived feedstocks.

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

For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” in our 2009 Form 10-K.

Recent Events

Gregory J. Goff informed DCP Midstream GP, LLC, or the general partner, of his resignation from the Board of Directors and the Compensation Committee of the Board of Directors of the general partner effective April 30, 2010. The general partner serves as the ultimate general partner of DCP Midstream Partners, LP. There were no disagreements between Mr. Goff and DCP Midstream Partners, LP or the general partner regarding operations, policies or practices.

On April 27, 2010, the board of directors of the General Partner declared a quarterly distribution of $0.60 per unit, payable on May 14, 2010 to unitholders of record on May 7, 2010.

In January 2010, we acquired the Wattenberg pipeline from Buckeye Partners, L.P., for $22.0 million in cash, funded with borrowings under our revolving credit facility. The 350-mile pipeline originates in the Denver-Julesburg, or DJ, Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently utilized by DCP Midstream, LLC as a market outlet for NGL production from certain of their plants in the DJ Basin. We expect to spend approximately $18.0 million during 2010 in expansion capital to connect and integrate the acquired pipeline with DCP Midstream, LLC’s facilities, with cash flow contributions commencing in early 2011. In conjunction with our acquisition of the Wattenberg pipeline, we signed a transportation agreement with DCP Midstream, LLC pursuant to fee-based rates that will be applied to the volumes transported. The agreement is effective through November 2010, renewing on an evergreen basis thereafter. We have also agreed to the terms of an additional 10 year transportation agreement with DCP Midstream, LLC. The acquired pipeline will generate 100 percent fee-based revenues, with the results of the assets being included in our NGL logistics segment prospectively, from the date of acquisition.

In January 2010, we and DCP Midstream, LLC entered into a settlement agreement with El Paso E&P Company, L.P., or El Paso to resolve all claims brought by El Paso in their lawsuits, filed in Texas and Louisiana, which stemmed from an ongoing commercial dispute involving our Minden processing plant. Under the terms of the settlement agreement, we paid El Paso approximately $2.2 million for our portion of the settlement. The original judgment in Texas has now been vacated and all appeals have been dismissed in both Texas and Louisiana.

Reconciliation of Non-GAAP Measures

Gross Margin, Segment Gross Margin and Adjusted Segment Gross Margin — We view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.

We define gross margin as total operating revenues less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. We define adjusted segment gross margin as segment gross margin plus non-cash derivative losses, less non-cash derivative gains for that segment. Gross margin, segment gross margin and adjusted segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin, segment gross margin and adjusted segment gross margin should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2010	2009
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of net income (loss) attributable to partners to gross margin:

Net income attributable to partners	$25.8	$21.1
Interest expense	7.2	7.3
Income tax expense	0.3	0.1
Operating and maintenance expense	19.0	16.2
Depreciation and amortization expense	17.8	14.6
General and administrative expense	8.6	8.6
Interest income	—	(0.2)
(Earnings) losses from unconsolidated affiliates	(7.9)	1.1
Net income (loss) attributable to noncontrolling interests	0.1	(1.3)

Gross margin	$70.9	$67.5

Non-cash commodity derivative mark-to-market (a)	$7.8	$0.3

	Three Months Ended March 31,
	2010	2009
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of segment net income (loss) attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$27.9	$13.1
Operating and maintenance expense	16.2	13.2
Depreciation and amortization expense	17.0	13.9
(Earnings) losses from unconsolidated affiliates	(7.4)	1.5
Net income (loss) attributable to noncontrolling interests	0.1	(1.3)

Segment gross margin	$53.8	$40.4

Non-cash commodity derivative mark-to-market (a)	$8.4	$0.1

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$10.8	$22.8
Operating and maintenance expense	2.6	2.7
Depreciation and amortization expense	0.3	0.3

Segment gross margin	$13.7	$25.8

Non-cash commodity derivative mark-to-market (a)	$(0.6)	$0.2

NGL Logistics segment:
Segment net income attributable to partners	$3.2	$1.0
Operating and maintenance expense	0.2	0.3
Depreciation and amortization expense	0.5	0.4
Earnings from unconsolidated affiliates	(0.5)	(0.4)

Segment gross margin	$3.4	$1.3

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

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

Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2009 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2010 are the same as those described in our 2009 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2010 and 2009. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended March 31,		Variance Three Months 2010 vs. 2009
	2010 (a)	2009 (a)(b)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services (c)	$218.1	$149.8	$68.3	46%
Wholesale Propane Logistics	180.8	132.8	48.0	36%
NGL Logistics	4.8	1.8	3.0	167%

Total operating revenues	403.7	284.4	119.3	42%

Gross margin (d):
Natural Gas Services	53.8	40.4	13.4	33%
Wholesale Propane Logistics	13.7	25.8	(12.1)	(47)%
NGL Logistics	3.4	1.3	2.1	162%

Total gross margin	70.9	67.5	3.4	5%
Operating and maintenance expense	(19.0)	(16.2)	2.8	17%
Depreciation and amortization expense	(17.8)	(14.6)	3.2	22%
General and administrative expense	(8.6)	(8.6)	—	—%
Earnings (losses) from unconsolidated affiliates (e)	7.9	(1.1)	9.0	*
Interest income	—	0.2	(0.2)	(100)%
Interest expense	(7.2)	(7.3)	(0.1)	(1)%
Income tax expense	(0.3)	(0.1)	0.2	200%
Net (income) loss attributable to noncontrolling interests	(0.1)	1.3	(1.4)	*

Net income attributable to partners	$25.8	$21.1	$4.7	22%

Other data:
Non-cash commodity derivative mark-to-market	$7.8	$0.3	$7.5	2,500%
Natural gas throughput (MMcf/d) (e)	1,164	995	169	17%
NGL gross production (Bbls/d) (e)	32,874	21,832	11,042	51%
Propane sales volume (Bbls/d)	33,356	37,092	(3,736)	(10)%
NGL pipelines throughput (Bbls/d) (e)	39,911	23,969	15,942	67%

*	Percentage change is not meaningful.
(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company, since November 24, 2009 the date of acquisition, in our Natural Gas Services segment.

Includes the results of our Wattenberg pipeline acquired from Buckeye Partners, L.P., since January 28, 2010 the date of acquisition in our NGL Logistics segment.

(b)	In April 2009, we completed the acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% limited liability company interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in the first quarter of 2009, which excluded the impact of this transaction. Our gross margin for our Natural Gas Services segment changed from $30.7 million as previously reported in 2009, to $40.4 as currently reported, for the three months ended March 31, 2009.

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

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.

(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, East Texas, Black Lake and Discovery and our proportionate earnings of Black Lake and Discovery. Earnings for Discovery and Black Lake include the accretion of the net difference between the carrying amount of the investments and the underlying equity of the investments.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•

$63.9 million increase primarily attributable to higher commodity prices, which impact both sales and purchases, and an increase in NGL production, partially offset by the impact of volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana, as well as a decrease in natural gas sales volumes across certain assets. 2009 results include the impact of a fire at East Texas and our Wyoming pipeline integrity and system enhancement project;

•

$48.2 million increase primarily attributable to higher propane prices, which impact both sales and purchases, partially offset by decreased sales volumes for our Wholesale Propane Logistics segment; and

•

$7.0 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of increased throughput volumes due to our Michigan and Wattenberg acquisitions, as well as increases across certain other assets.

These increases were partially offset by:

•

$1.0 million decrease related to commodity derivative activity. This decrease in gains includes an increase in realized cash settlement losses of $8.4 million due to generally higher average prices of commodities in 2010, partially offset by an increase in unrealized gains of $7.4 million due to movements in forward prices of commodities.

Gross Margin — Gross margin increased in 2010 compared to 2009, primarily as a result of the following:

•

$13.4 million increase for our Natural Gas Services segment, primarily as a result of higher commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged, increased fee-based throughput volumes resulting from the Michigan acquisition and changes in contract mix, partially offset by decreased marketing activity and natural gas volumes across certain of our assets, as well as the impact of volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana. 2009 results include the impact of a fire at East Texas and operational downtime; and

•	$2.1 million increase for our NGL Logistics segment as a result of higher volumes and per unit margins.

These increases were partially offset by:

•

$12.1 million decrease for our Wholesale Propane Logistics segment. 2009 results reflect increased spot sales volumes and significantly higher per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2010 compared to 2009, primarily as a result of our Michigan acquisition and capital projects completed in 2009.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2010 compared to 2009, primarily as a result of our Michigan acquisition and our capital projects completed in 2009.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2010 compared to 2009, primarily as a result of increased earnings from Discovery. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Net (income) loss attributable to noncontrolling interests — Net (income) loss attributable to noncontrolling interests includes a net loss at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2010 results include the impact of severe weather and operational challenges at East Texas initiated by weather. 2009 results include the impact of a fire at East Texas.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Colorado and Wyoming systems, our East Texas systems, and our Michigan systems.

	Three Months Ended March 31,		Variance Three Months 2010 vs. 2009
	2010 (a)	2009 (a)(b)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$187.6	$123.7	$63.9	52%
Transportation, processing and other	24.3	19.1	5.2	27%
Gains from commodity derivative activity (c)	6.2	7.0	(0.8)	(11)%

Total operating revenues	218.1	149.8	68.3	46%

Purchases of natural gas and NGLs	164.3	109.4	54.9	50%
Segment gross margin (d)	53.8	40.4	13.4	33%
Operating and maintenance expense	(16.2)	(13.2)	3.0	23%
Depreciation and amortization expense	(17.0)	(13.9)	3.1	22%
Earnings (losses) from unconsolidated affiliates (e)	7.4	(1.5)	8.9	*

Segment net income	28.0	11.8	16.2	137%
Segment net (income) loss attributable to noncontrolling interests	(0.1)	1.3	(1.4)	*

Segment net income attributable to partners	$27.9	$13.1	$14.8	113%

Other data:
Non-cash commodity derivative mark-to-market	$8.4	$0.1	$8.3	8,300%
Natural gas throughput (MMcf/d) (e)	1,164	995	169	17%
NGL gross production (Bbls/d) (e)	32,874	21,832	11,042	51%

*	Percentage change is not meaningful.
(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company, since November 24, 2009 the date of acquisition.

(b)	In April 2009, we completed the acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC, which results in us owning a 50.1% limited liability company interest in East Texas. Prior to this transaction, we accounted for our interest in East Texas under the equity method of accounting. As a result of our owning in excess of 50%, and because the transaction was between entities under common control, we are required to present results of operations, including all historical periods, on a consolidated basis. Therefore, these results as presented are different from those originally reported in the first quarter of 2009, which excluded the impact of this transaction. Our gross margin for our Natural Gas Services segment changed from $30.7 million as previously reported in 2009, to $40.4 as currently reported, for the three months ended March 31, 2009.

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

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.

(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, East Texas and Discovery and our proportionate share of the earnings of Discovery for each period presented. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•

$58.0 million increase attributable to increased commodity prices, which impact both sales and purchases, and includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged;

•

$5.9 million increase due primarily to increased NGL production and a prospective change to a contract with an affiliate in the Piceance Basin, such that certain revenues changed from a net presentation in transportation, processing and other to a gross presentation in sales of natural gas, NGLs and condensate, partially offset by the impact of volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana, as well as a decrease in natural gas sales volumes across certain assets. 2009 results include the impact of a fire in East Texas and our Wyoming pipeline integrity and system enhancement project; and

•	$5.2 million increase as a result of increased fee-based throughput volumes resulting from the Michigan acquisition, changes in contract mix, as well as increases across certain other assets.

These increases were partially offset by:

•

$0.8 million decrease related to commodity derivative activity. This decrease in gains includes an increase in realized cash settlement losses of $9.0 million due to generally higher average prices of commodities in 2010, partially offset by an increase in unrealized gains of $8.2 million due to movements in forward prices of commodities.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2010 compared to 2009, primarily as a result of increased commodity prices, which impact both sales and purchases, as well as a prospective change to a contract with an affiliate in the Piceance Basin, such that certain purchases changed from a net presentation in transportation, processing and other to a gross presentation in purchases of natural gas and NGLs.

Segment Gross Margin — Segment gross margin increased in 2010 compared to 2009, primarily as a result of the following:

•	$14.7 million increase as a result of higher commodity prices, which includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged; and

•	$5.2 million increase as a result of increased fee-based throughput volumes resulting from the Michigan acquisition, changes in contract mix, as well as increases across certain other assets.

These increases were partially offset by:

•

$5.7 million decrease in volumes attributable to reduced marketing activity, the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana, and other natural gas volume reductions across certain of our assets, partially offset by increased throughput volumes from our organic growth project in the Piceance Basin. 2009 results include the impact of a fire in East Texas and our Wyoming pipeline integrity and system enhancement project; and

•	$0.8 million decrease related to commodity derivative activities as discussed in the Operating Revenues section above.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2010 compared to 2009, primarily as a result of our Michigan acquisition, our capital projects completed in 2009, repairs as a result of near record cold weather and efficiency projects.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2010 compared to 2009, primarily as a result of the Michigan acquisition and our capital projects completed in 2009.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, increased in 2010 compared to 2009. The increase in Discovery’s earnings are primarily as a result of increased volumes from the Tahiti project and higher rates, partially offset by increased depreciation and plant fuel costs. 2009 results include the impact of hurricanes. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net (income) loss attributable to noncontrolling interests — Segment net (income) loss attributable to noncontrolling interests includes a net loss at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2010 results include the impact of severe weather and operational challenges at East Texas initiated by weather. 2009 results include the impact of a fire at East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2010 compared to 2009, as a result of increased fee-based throughput volumes from our Michigan acquisition, and increased volumes from the Tahiti project at Discovery, partially offset by decreased volumes across certain assets. 2010 results include the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana. 2009 results include the impact of operational downtime following the hurricanes, a fire at East Texas and our Wyoming pipeline integrity and system enhancement project.

NGL Gross Production — NGL production increased in 2010 compared to 2009, due primarily to increased NGL production from the Tahiti project at Discovery and increased volumes from our Piceance Basin expansion project. 2010 results include the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana initiated by weather. 2009 results include the impact of operational downtime following the hurricanes, a fire at East Texas and our Wyoming pipeline integrity and system enhancement project.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes five owned and operated rail terminals, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Three Months Ended March 31,		Variance Three Months 2010 vs. 2009
	2010	2009	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$181.0	$132.8	$48.2	36%
Losses from commodity derivative activity	(0.2)	—	(0.2)	(100)%

Total operating revenues	180.8	132.8	48.0	36%
Purchases of propane	167.1	107.0	60.1	56%

Segment gross margin (a)	13.7	25.8	(12.1)	(47)%
Operating and maintenance expense	(2.6)	(2.7)	(0.1)	(4)%
Depreciation and amortization expense	(0.3)	(0.3)	—	—%

Segment net income attributable to partners	$10.8	$22.8	$(12.0)	(53)%

Other data:
Non-cash commodity derivative mark-to-market	$(0.6)	$0.2	$(0.8)	*
Propane sales volume (Bbls/d)	33,356	37,092	(3,736)	(10)%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•	$59.2 million increase attributable to higher propane prices, which impact both sales and purchases.

This increase was partially offset by:

•	$11.0 million decrease attributable to decreased propane sales volumes; and

•	$0.2 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2010 compared to 2009, as a result of higher propane prices, which impact both sales and purchases, partially offset by decreased volumes.

Segment Gross Margin — Segment gross margin decreased in 2010 compared to 2009. 2009 results reflect increased spot sales volumes and significantly higher per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

Propane Sales Volume — Propane sales volumes decreased in 2010 compared to 2009. 2009 results reflect an increase in spot sales volumes.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze and Wattenberg NGL transportation pipelines and our 45% interest in Black Lake:

	Three Months Ended March 31,		Variance Three Months 2010 vs. 2009
	2010 (a)	2009	Increase (Decrease)	Percent
Operating revenues:
Sales of NGLs	$1.8	$0.6	$1.2	200%
Transportation, processing and other	3.0	1.2	1.8	150%

Total operating revenues	4.8	1.8	3.0	167%
Purchases of NGLs	1.4	0.5	0.9	180%

Segment gross margin (b)	3.4	1.3	2.1	162%
Operating and maintenance expense	(0.2)	(0.3)	(0.1)	(33)%
Depreciation and amortization expense	(0.5)	(0.4)	0.1	25%
Earnings from unconsolidated affiliates (c)	0.5	0.4	0.1	25%

Segment net income attributable to partners	$3.2	$1.0	$2.2	220%

Other data:
NGL pipelines throughput (Bbls/d) (c)	39,911	23,969	15,942	67%

(a)	Includes the results of our Wattenberg pipeline acquired from Buckeye Partners, L.P., since January 28, 2010, the date of acquisition.
(b)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(c)	Includes our proportionate share of the throughput volumes and earnings of Black Lake for all periods presented. Earnings for Black Lake include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of increased throughput volumes from a market opportunity at Seabreeze and the Wattenberg pipeline acquisition, as well as higher per unit margins. 2009 results include the impact of decreased throughput volumes resulting from ethane rejection and lower volumes at certain connected processing plants.

Segment Gross Margin — Segment gross margin increased in 2010 compared to 2009, as a result of higher volumes and per unit margins.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2010 compared to 2009, as a result of increased volumes from a market opportunity at Seabreeze and the Wattenberg pipeline acquisition. 2009 results include the impact of ethane rejection and lower volumes at certain connected processing plants.

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

We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.

During the first quarter of 2010 and the latter part of 2009, there has been a general improvement in the market for and the valuations of equity securities and a general improvement in the availability and costs of funds obtained in the public and private debt markets, as compared with the latter part of 2008 and early 2009. Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our business, although deterioration in our operating environment could limit our borrowing capacity, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Credit Agreement. Our sources of funding could include additional borrowings under our Credit Agreement, the placement of public and private debt, and the issuance of our common units.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2015 with fixed price natural gas and crude oil swaps. For additional information regarding our derivative activities, please read “Item7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2009 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

We have a 5-year credit agreement, or the Credit Agreement, consisting of a $824.6 million revolving credit facility at March 31, 2010. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of May 6, 2010, we had approximately $205.3 million of borrowing capacity under the Credit Agreement.

        The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of May 6, 2010, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $108.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream LLC a fee of 0.50% per annum on $65.0 million of these guarantees. As of May 6, 2010 we had a letter of credit of $10.0 million, on which we pay a fee of 0.75% per annum. These parental guarantees and letter of credit reduce the amount of cash we may be required to post as collateral. This letter of credit was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of May 6, 2010, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to $0 in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced by our quarterly distributions, which are required under the terms of our partnership agreement based on Available Cash, as defined in the partnership agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, borrowings of and payments on debt, capital expenditures, and increases or decreases in restricted investments and other long-term assets.

As of March 31, 2010, we had $2.6 million in cash and cash equivalents. Of this balance, as of March 31, 2010, $2.2 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes.

We had a working capital deficit of $7.2 million and working capital of $6.6 million as of March 31, 2010 and December 31, 2009, respectively. Excluding net derivative working capital liabilities of $34.6 million and $34.2 million, working capital would be $27.4 million and $40.8 million as of March 31, 2010 and December 31, 2009, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

Cash Flow — Operating, investing and financing activities was as follows:

	Three Months Ended March 31,
	2010	2009
	(Millions)
Net cash provided by operating activities	$51.0	$30.5
Net cash used in investing activities	$(24.6)	$(56.6)
Net cash used in financing activities	$(25.9)	$(23.8)

Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows and changes in working capital as discussed above.

We paid net cash for settlement of our commodity derivative instruments of $2.2 million for the three months ended March 31, 2010 and received cash for settlement of our commodity derivative instruments of $6.2 million for the three months ended March 31, 2009.

We received cash distributions from unconsolidated affiliates of $9.8 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively. Distributions exceeded earnings by $1.9 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during the three months ended March 31, 2010 was comprised of: (1) acquisition expenditure of $22.0 million related to our acquisition of the Wattenberg NGL pipeline; (2) capital expenditures of $12.2 million (our portion of which was $6.8 million and the noncontrolling interest holders’ portion was $5.4 million); (3) investments in Discovery of $0.7 million; partially offset by (4) net proceeds from sale of available-for-sale securities of $10.1 million; and (5) proceeds from sale of assets of $0.2 million.

Net cash used in investing activities during the three months ended March 31, 2009 was comprised of: (1) capital expenditures of $55.9 million (our portion of which was $26.0 million and the noncontrolling interest holders’ portion was $29.9 million), which primarily consisted of expenditures for expansion of our Collbran system and East Texas systems and completion of the pipeline integrity system upgrades to our Wyoming system; (2) a payment of $0.3 million related to our acquisition of Michigan Pipeline & Processing, LLC; (3) investments in Discovery of $0.2 million; and (4) net purchases of available-for-sale securities of $0.2 million.

Net Cash Used in Financing Activities — Net cash used in financing activities during the three months ended March 31, 2010 was comprised of (1) distributions to our unitholders and general partner of $24.6 million; (2) distributions to noncontrolling interests of $3.7 million; and (3) purchase of additional interest in a subsidiary of $3.5 million; partially offset by (4) contributions from noncontrolling interests of $3.9 million; and (5) net borrowings of $2.0 million.

Net cash used in financing activities during the three months ended March 31, 2009 was comprised of (1) distributions to our unitholders of $20.1 million; and (2) payments of debt of $11.5 million; partially offset by (3) net contributions from noncontrolling interests of $4.8 million; and (4) net changes in advances to predecessor from DCP Midstream, LLC of $3.0 million.

During the three months ended March 31, 2010, total outstanding indebtedness under our $824.6 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the Credit Agreement, was not less than $612.2 million and did not exceed $647.2 million. The weighted average indebtedness outstanding for the three months ended March 31, 2010 was $622.5 million.

We had liquidity, which is available commitments under the Credit Agreement of $209.3 million as of March 31, 2010.

During the three months ended March 31, 2010, we had the following net movements on our revolving credit facility:

•	$22.0 million borrowing to fund the acquisition of the Wattenberg pipeline; and

•	$10.0 million borrowing to fund repayment of our term loan facility; partially offset by

•	$20.0 million net repayments.

During the three months ended March 31, 2010, we had a repayment of $10.0 million on our term loan facility and released $10.0 million of restricted investments which were required as collateral for the facility.

During the three months ended March 31, 2009, we had no incremental borrowings under our Credit Agreement and we repaid $11.5 million on our revolving credit facility.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10 million and $15 million, and expansion capital expenditures of between $30 million and $35 million for the year ending December 31, 2010, which includes $18 million of expansion capital related to our January 2010 Wattenberg pipeline acquisition. The board of directors may approve additional growth capital during the year, at their discretion.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$3.0	$3.8	$6.8	$7.4	$18.6	$26.0
Noncontrolling interest portion	3.6	1.8	5.4	9.3	20.6	29.9

Total	$6.6	$5.6	$12.2	$16.7	$39.2	$55.9

In addition, we invested cash in unconsolidated affiliates of $0.7 million and $0.2 million during the three months ended March 31, 2010 and 2009, respectively, to fund our share of capital expansion projects.

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

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility and the issuance of additional partnership units or debt. If these sources are not sufficient, we will reduce our discretionary spending.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $24.6 million during the three months ended March 31, 2010, as compared to $20.1 million for the same period in 2009. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Credit Rating

The table below presents our current credit rating.

Rating Agency	Date of Rating Initiation	Outlook	Credit Rating
Standard & Poor’s	December 7, 2009	Stable	BBB-

Standard & Poor’s, or S&P, considers “BBB-” the lowest investment grade rating, and a rating below investment grade indicates that the security has significant speculative characteristics. S&P may modify its ratings with a “+” or a “–” sign to show the obligor’s relative standing within a major rating category.

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

Description of the Credit Agreement — We have a 5-year credit agreement, or the Credit Agreement, consisting of a $824.6 million revolving credit facility at March 31, 2010. The Credit Agreement matures on June 21, 2012. As of March 31, 2010, the outstanding balance on the revolving credit facility was $615.0 million.

Our obligations under the revolving credit facility are unsecured, and the term loan facility is secured at all times by high-grade securities, which are classified as restricted investments in the accompanying condensed consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition or construction of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At March 31, 2010 and December 31, 2009, we had outstanding letters of credit issued under the Credit Agreement of $0.3 million.

As of March 31, 2010, the weighted-average interest rate on our revolving credit facility was 0.70% per annum.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of March 31, 2010, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Long-term debt (a)	$672.4	$26.2	$646.2	$—	$—
Operating lease obligations (b)	47.1	14.0	22.2	9.8	1.1
Purchase obligations (c)	850.8	245.9	330.8	204.3	69.8
Other long-term liabilities (d)	9.6	—	0.5	0.2	8.9

Total	$1,579.9	$286.1	$999.7	$214.3	$79.8

(a)	Includes interest payments on long-term debt that has been hedged. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Our operating lease obligations are off-balance sheet obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are off balance sheet obligations and include $2.2 million of purchase orders for capital expenditures and $592.8 million of various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business. For contracts where the price paid is based on an index, the amount is based on the forward market prices at March 31, 2010. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $8.9 million of asset retirement obligations and $0.7 million of environmental reserves recognized in the March 31, 2010 condensed consolidated balance sheet.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which amended the Accounting Standards Codification, or ASC, Topic 820-10 “Fair Value Measurement and Disclosures — Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we have disclosed information in accordance with the revised provisions of ASU 2010-06 within this filing.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC Topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This ASU became effective for us on January 1, 2010 and upon adoption we did not change our conclusions on which entities we consolidate in our condensed financial statements.

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

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2009 Form 10-K.

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

We mitigate a portion of our interest rate risk with interest rate swaps, which reduce our exposure to market rate fluctuations by converting variable interest rates to fixed interest rates. These interest rate swap agreements convert the interest rate associated with an aggregate of $575.0 million of the indebtedness outstanding under our revolving credit facility to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The interest rate swap agreements have been designated as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. At March 31, 2010, the effective weighted-average interest rate on our $615.0 million of outstanding revolver debt was 4.33%, taking into account the $575.0 million of indebtedness with designated interest rate swaps.

Based on the annualized unhedged borrowings under our credit facility of $40.0 million as of March 31, 2010, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.2 million annualized increase or decrease in interest expense.

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

We enter into derivative financial instruments to mitigate a portion of the cash flow risk of decreased natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. We also may enter into natural gas derivatives to lock in margin around our transportation or leased storage assets. Historically, there has been a strong relationship between NGL prices and crude oil prices, with some exceptions, notably in late 2008 and early 2009, and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk through 2015.

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

The following table sets forth additional information about our fixed price natural gas and crude oil swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations as of May 6, 2010:

Period	Commodity	Notional Volume	Reference Price	Swap Price Range
April 2010 — December 2010	Natural Gas	1,634 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$3.94/MMBtu
January 2011 — December 2012	Natural Gas	1000/ MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.89/MMBtu
April 2010 — December 2010	Natural Gas	1,900 MMBtu/d	Texas Gas Transmission Price (b)	$6.41 - $9.20/MMBtu
January 2011 — December 2012	Natural Gas	1,100 MMBtu/d	Texas Gas Transmission Price (b)	$6.41 - $6.80/MMBtu
April 2010 — December 2013	Natural Gas	1,000 MMBtu/d	NYMEX Final Settlement Price (c)	$8.22/MMBtu
April 2010 — December 2013	Natural Gas Basis	1,000 MMBtu/d	IFERC Monthly Index Price for Panhandle Eastern Pipe Line (d)	NYMEX less $0.68/MMBtu

April 2010 — December 2010	Crude Oil	2,415 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$63.05 - $87.25/Bbl
April 2010 — December 2011	Crude Oil	250 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$56.75 - $59.30/Bbl
January 2011 — December 2011	Crude Oil	2,350 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$66.72 - $83.80/Bbl
January 2012 — December 2012	Crude Oil	2,125 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$66.72 - $90.00/Bbl
January 2013 — December 2013	Crude Oil	2,050 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$67.60 - $83.00/Bbl
January 2014 — December 2014	Crude Oil	1,500 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	500 Bbls/d	Asian-pricing of NYMEX crude oil futures (e)	$92.00/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	NYMEX final settlement price for natural gas futures contracts (NG).
(d)	The Inside FERC monthly published index price for Panhandle Eastern Pipe Line (Texas, Oklahoma – mainline) less the NYMEX final settlement price for natural gas futures contracts.
(e)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

Our annual sensitivities for 2010 as shown in the table below, exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize crude oil derivatives to mitigate a portion of our commodity price exposure for NGLs, and show our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$1.00	MMBtu	$0.2
Crude oil prices (a)	$5.00	Barrel	$1.3
NGL to crude oil price relationship (b)	5 percentage point change	Barrel	$5.6

(a)	Assuming 60% NGL to crude oil price relationship.
(b)	Assuming 60% NGL to crude oil price relationship and $70.00/Bbl crude oil price. Generally, this sensitivity changes by $1.6 million for each $20.00/Bbl change in the price of crude oil. As crude oil prices increase from $70.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $70.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

We estimate the following non-cash sensitivities in 2010 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$4.0
Crude oil prices	$5.00	Barrel	$19.9
NGL prices	$0.10	Gallon	$0.3

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, with some exceptions, notably in late 2008 and early 2009, when NGL pricing was at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term, the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2015. Given the historical relationship between NGL prices and crude oil prices and the lack of liquidity in the NGL financial market, we have generally used crude oil swaps to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is outside of historical ranges, we experience additional exposure as a result of the relationship.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required for this item is provided in Note 17, “Commitments and Contingent Liabilities,” included in Item 8 of our 2009 Form 10-K, which information is incorporated by reference into this item.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2009 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our condensed consolidated results of operations, financial condition and cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on May 10, 2010.

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