Form 10-K
period 2010-12-31
DCP Midstream Partners, LP
filed 2011-03-01
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934, or the Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2010, was approximately $724,943,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2010.

As of February 25, 2011, there were outstanding 40,486,782 common units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

i

GLOSSARY OF TERMS

The following is a list of certain industry terms used throughout this report:

Bbl	barrel

Bbls/d	barrels per day

BBtu/d	one billion Btus per day

Bcf	one billion cubic feet

Bcf/d	one billion cubic feet per day

Btu	British thermal unit, a measurement of energy

Fractionation	the process by which natural gas liquids are separated into individual components

Frac spread	price differences, measured in energy units, between equivalent amounts of natural gas and NGLs

MBbls	one thousand barrels

MMBbls	one million barrels

MBbls/d	one thousand barrels per day

MMBtu	one million Btus

MMBtu/d	one million Btus per day

MMcf	one million cubic feet

MMcf/d	one million cubic feet per day

MMscf	one million standard cubic feet

NGLs	natural gas liquids

Tcf	one trillion cubic feet

Throughput	the volume of product transported or passing through a pipeline or other facility

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

•

our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates and our ability to effectively limit a portion of the adverse effects of potential changes in interest rates by entering into derivative financial instruments, our ability to comply with the covenants to our credit agreement and our debt securities, as well as our ability to maintain our credit ratings;

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

•	the creditworthiness of counterparties to our transactions;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third-party-owned infrastructure;

•

new, additions to and changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment, including climate change legislation, or the increased regulation of our industry;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of the insurance to cover our losses;

•

industry changes, including the impact of consolidations, increased delivery of liquefied natural gas to the United States, alternative energy sources, technological advances and changes in competition; and

•	the amount of collateral we may be required to post from time to time in our transactions, including changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

OUR PARTNERSHIP

DCP Midstream Partners, LP along with its consolidated subsidiaries, or we, us, our, or the partnership, is a Delaware limited partnership formed in August 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We completed our initial public offering on December 7, 2005. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; transporting, storing and selling propane in wholesale markets; and producing, fractionating, transporting, storing and selling NGLs and condensate. Supported by our relationship with DCP Midstream, LLC and its parents, Spectra Energy Corp, or Spectra Energy, and ConocoPhillips, we have a management team dedicated to executing our growth strategy by acquiring and constructing additional assets.

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

OVERVIEW AND STRATEGIES

Our Business Strategies

Our primary business objectives are to have sustained company profitability, a strong balance sheet and profitable growth thereby increasing our cash distribution per unit over time. We intend to accomplish these objectives by executing the following business strategies:

Acquire: pursue strategic and accretive acquisitions.    We pursue strategic and accretive acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation. We believe there will continue to be acquisition opportunities as energy companies continue to divest their midstream assets. We intend to pursue acquisition opportunities both independently and jointly with DCP Midstream, LLC and its parents, Spectra Energy and ConocoPhillips, and we may also acquire assets directly from them, which we believe will provide us with a broader array of growth opportunities than those available to many of our competitors. We plan to execute and fund our growth partially through co-investing with DCP Midstream, LLC, including the pursuit of acquisitions with or from DCP Midstream, LLC and through formation of additional joint ventures with it. In partnering with DCP Midstream, LLC in this manner, we aim to accomplish our individual growth initiatives while expanding the reach of both entities.

Build: capitalize on organic expansion opportunities.    We continually evaluate economically attractive organic expansion opportunities to construct midstream systems in new or existing operating areas. For example, we believe there are opportunities to expand several of our gas gathering systems to attach increased volumes of natural gas produced in the areas of our operations. We believe there are opportunities to expand our NGL Logistics business via the expansion of NGL pipelines and storage. We also believe that we can continue to expand our wholesale propane logistics business via the construction of new propane terminals.

Optimize: maximize the profitability of existing assets.    We intend to optimize the profitability of our existing assets by maintaining existing volumes and adding new volumes to enhance utilization, improve operating efficiencies and capture marketing opportunities when available. Our facilities, terminals and pipelines have excess capacity, which allows us to connect or contract for new supplies of natural gas and NGLs at minimal incremental cost. Our wholesale propane logistics business has diversified supply options that allow us to capture lower cost supply to lock in our margin, while providing reliable supplies to our customers.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of increasing our cash distribution per unit because of the following competitive strengths:

Affiliation with DCP Midstream, LLC and its parents.    Our relationship with DCP Midstream, LLC and its parents, Spectra Energy and ConocoPhillips, should continue to provide us with significant business opportunities. DCP Midstream, LLC is one of the largest gatherers of natural gas (based on wellhead volume), and one of the largest producers and marketers of NGLs in North America. This relationship also provides us with access to a significant pool of management talent. We believe our strong relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies. Additionally, we believe DCP Midstream, LLC, which operates most of our assets on our behalf, has established a reputation in the midstream business as a reliable and cost-effective supplier of services to our customers, and has a track record of safe, efficient and environmentally responsible operation of our facilities.

We believe we are an important growth vehicle and a key source of funding for DCP Midstream, LLC to pursue the acquisition, expansion, and organic construction of midstream natural gas, wholesale propane, NGL and other complementary energy businesses and assets. DCP Midstream, LLC has also provided us with growth opportunities through acquisitions directly from it or joint ventures with it. We believe we will have future opportunities to make additional acquisitions with or directly from DCP Midstream, LLC as well as form joint ventures with it; however, we cannot say with any certainty which, if any, of these opportunities may be made available to us, or if we will choose to pursue any such opportunity. In addition, through our relationship with DCP Midstream, LLC and its parents, we believe we have strong commercial relationships throughout the energy industry and access to DCP Midstream, LLC’s broad operational, commercial, technical, risk management and administrative infrastructure.

DCP Midstream, LLC has a significant interest in us through its approximately 1% general partner interest in us, its ownership of our incentive distribution rights and an approximately 29% limited partner interest in us. We have entered into an omnibus agreement, or the Omnibus Agreement, with DCP Midstream, LLC and some of its affiliates that governs our relationship with them regarding the operation of most of our assets, as well as certain reimbursement and other matters.

Strategically located assets.    Each of our business segments has assets that are strategically located in areas with the potential for increasing each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active natural gas producing areas including Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of

Mexico. These natural gas gathering systems provide a variety of services to our customers including natural gas gathering, compression, treating, processing, fractionation, storage and transportation services. The strategic location of our assets, coupled with their geographic diversity, presents us continuing opportunities to provide competitive natural gas services to our customers and opportunities to attract new natural gas production. Our NGL Logistics segment has strategically located NGL transportation pipelines in Colorado, Kansas, Louisiana and Texas, which are major NGL producing regions, and an NGL storage facility in Michigan. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to large fractionation facilities, a petrochemical plant or an underground NGL storage facility along the Gulf Coast. Our NGL storage facility is strategically adjacent to the Sarnia refinery and petrochemical corridor. Our Wholesale Propane Logistics Segment has terminals in the mid-atlantic, northeastern and upper midwestern states that are strategically located to receive and deliver propane to some of the largest demand areas for propane in the United States.

Stable cash flows.    Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our derivative activities, generate relatively stable cash flows. While certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2015 with fixed price commodity swaps and collar arrangements.

Integrated package of midstream services.    We provide an integrated package of services to natural gas producers, including gathering, compressing, treating, processing, transporting, storing and selling natural gas, as well as producing, fractionating, transporting, storing and selling NGLs and condensate. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services that producers, marketers and others require to move natural gas and NGLs from wellhead to market on a cost-effective basis.

Comprehensive propane logistics systems.    We have multiple propane supply sources and terminal locations for wholesale propane delivery. We believe our diversity of supply source and logistics capabilities along with our propane storage assets and services allow us to provide our customers with reliable supplies of propane during periods of tight supply. These capabilities also allow us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.

Experienced management team.    Our senior management team and board of directors include some of the most senior officers of DCP Midstream, LLC and former senior officers from other energy companies who have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through the acquisition, optimization and integration of midstream assets.

Midstream Natural Gas Industry Overview

General

The midstream natural gas industry is the link between exploration and production of natural gas and the delivery of its components to end-use markets, and consists of the gathering, compression, treating, processing, transporting, storing and selling of natural gas, and the production, fractionating, transporting, storing and selling of NGLs.

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

Natural Gas Processing

The principal component of natural gas is methane, but most natural gas produced at the wellhead also contains varying amounts of NGLs including ethane, propane, normal butane, isobutane and natural gasoline. NGLs have economic value and are utilized as a feedstock in the petrochemical and oil refining industries or directly as heating, engine or industrial fuels. Long-haul natural gas pipelines have residue natural gas specifications as to the maximum NGL content of the gas to be shipped. In order to meet quality standards for long-haul pipeline transportation, natural gas collected at the wellhead through a gathering system may need to be processed to separate hydrocarbon liquids from the natural gas that can have higher values as NGLs. NGLs are typically recovered by cooling the natural gas until the NGLs become separated through condensation. Cryogenic recovery methods are processes where this is accomplished at temperatures lower than minus 150°F. These methods provide higher NGL recovery yields.

In addition to NGLs, natural gas collected at the wellhead through a gathering system may also contain impurities, such as water, sulfur compounds, nitrogen or helium, which must also be removed to meet the quality standards for long-haul pipeline transportation. As a result, gathering systems and natural gas processing plants will typically provide ancillary services prior to processing such as dehydration, treating to remove impurities and condensate separation. Dehydration removes water from the natural gas stream, which can form ice when combined with natural gas and cause corrosion when combined with carbon dioxide or hydrogen sulfide. Natural gas with a carbon dioxide or hydrogen sulfide content higher than permitted by pipeline quality standards requires treatment with chemicals called amines at a separate treatment plant prior to processing. Condensate separation involves the removal of liquefied hydrocarbons from the natural gas stream. Once the condensate has been removed, it may be stabilized for transportation away from the processing plant via truck, rail or pipeline.

Natural Gas and NGL Transportation and Storage

After gas collected through a gathering system is processed to meet quality standards required for transportation and NGLs have been extracted from natural gas, the residue natural gas is shipped on long-haul pipelines. The NGLs are typically transported via NGL pipelines or trucks to a fractionator for separation of the NGLs into their individual component parts. Natural gas and NGLs can also be held in storage facilities to meet future seasonal and customer demands. Storage facilities can include marine, pipeline and rail terminals, and underground facilities consisting of salt caverns and aquifers, used for storage of natural gas and various liquefied petroleum gas products including propane, mixed butane, and normal butane. Rail, truck and pipeline connections provide varying ways of transporting natural gas and NGLs to and from storage facilities.

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

Transportation and Storage

Due to the region’s limited propane production and relatively high demand, the mid-atlantic and northeastern United States are importers of propane. These areas rely almost exclusively on pipeline, marine and rail sources for incoming supplies from both domestic and foreign locations. Independent terminal operators and wholesale distributors, own, lease or have access to propane storage facilities that receive supplies via pipeline, ship or rail. Generally, inventories in the propane storage facilities increase during the spring and summer months for delivery to customers during the fall and winter heating season when demand is typically at its peak.

Delivery

Often, upon receipt of propane at marine, rail and pipeline terminals, product is delivered to customer trucks or is stored in tanks located at the terminals or in off-site bulk storage facilities for future delivery to customers. Most terminals and storage facilities have a tanker truck loading facility commonly referred to as a “rack.” Typically independent retailers will rely on independent trucking companies to pick up propane at the propane wholesalers’ rack and transport it to the retailer at its location.

OUR OPERATING SEGMENTS

Natural Gas Services Segment

General

Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varying array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, fractionating, transporting and storing natural gas; however, we do not offer all services at every location. These assets are positioned in areas with active drilling programs and opportunities for both organic growth and readily integrated acquisitions. Our Natural Gas Services Segment operates in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Northern Louisiana system (including the Minden, Ada and Pelico systems), our Southern Oklahoma system (Lindsay system), our 40% equity interest in the Discovery system located off and onshore in Southern Louisiana, our 50.1% operating interest in the East Texas system, our 75% operating interest in our Colorado system (Collbran system), our Wyoming system (Douglas system), our Michigan system, and from January 2011, our 33.33% equity interest in the Southeast Texas system. The East Texas and Southeast Texas systems provide operating synergies and opportunities for growth in conjunction with DCP Midstream, LLC. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

Our Natural Gas Services segment consists of approximately 5,300 miles of pipe, seven processing plants, five treating plants, two natural gas storage facilities and two NGL fractionation facilities. The seven processing plants that service our natural gas gathering systems include six cryogenic facilities with approximately 873 MMcf/d of processing capacity and one refrigeration facility with approximately 45 MMcf/d of processing capacity. Further, our Minden and Discovery processing facilities both have ethane rejection capabilities that serve to optimize the value of the gas stream. The natural gas storage facilities include 850 MMcf of leased storage on our Pelico system, and our 33.33% interest in the Southeast Texas system’s 9 Bcf salt dome storage facility.

During 2010, the volume throughput on our assets was in excess of 1.1 Bcf/d, originating from a diversified mix of natural gas producing companies. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2010, the combined NGL production from our processing facilities was in excess of 33,500 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.

Our natural gas gathering systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.

Gathering and Transmission Systems, Plants, Fractionators and Storage Facilities

Following is operating data for our systems:

System	Approximate Gas Gathering and Transmission Systems (Miles)	Plants		Fractionators		Approximate Net Plant Capacity (MMcf/d)(a)	Approximate Natural Gas Storage Capacity(Bcf)		2010 Operating data
									Natural Gas Throughput (MMcf/d)(a)		NGL Production (Bbls/d)(a)
Minden	725	1	(c)	—		115	—		62		4,081
Ada	130	1	(c)	—		45	—		41		184
Pelico	600	—		—		—	—		146		—
Southern Oklahoma	225	—		—		—	—		17		1,995
Colorado	40	1	(d)	—		84	—		63		2,961
Wyoming	1,300	—		—		—	—		21		2,002
Michigan	440	4	(d)	—		455	—		358		—
Discovery	300	1	(c)(e)	1	(e)	240	—		200		9,018
East Texas	900	1	(c)	1		391	—		260		13,280
Southeast Texas	675	3	(c)	—		127	3	(b)	(f	)	(f	)

Total	5,335	12		2		1,457	3		1,168		33,521

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share for 2010 divided by 365 days.

(b)	Represents total storage capacity allocated to our proportionate ownership share.

(c)	Represents NGL extraction plants.

(d)	Represents treating plants.

(e)	Represents a location operated by a third party.

(f)	We acquired our interest in the Southeast Texas system on January 1, 2011.

Our Northern Louisiana system includes our Minden and Ada systems, which gather natural gas from producers and deliver it for processing to the processing plants. It also includes our Pelico system, which stores natural gas and transports it to markets. Through our Northern Louisiana system, we offer producers and customers wellhead-to-market services. Our Northern Louisiana system has numerous market outlets for the natural gas we gather, including several intrastate and interstate pipelines, major industrial end-users and major power plants. The system is strategically located to facilitate the transportation of natural gas from Texas and northern Louisiana to pipeline connections linking to markets in the eastern areas of the United States.

Our Minden processing plant is a cryogenic natural gas processing and treating plant located in Webster Parish, Louisiana. This processing plant has amine treating and ethane recovery and rejection capabilities such that we can recover approximately 80% of the ethane contained in the natural gas stream. In addition the processing plant is able to reject the majority of the ethane when justified by market economics. This processing flexibility enables us to maximize the value of ethane for our customers. NGLs produced at the Minden processing plant are delivered to our Black Lake pipeline.

Our Ada gathering system is located in Bienville and Webster Parish in Louisiana and the Ada processing plant is a refrigeration natural gas processing plant located in Bienville Parish, Louisiana. This low pressure gathering system compresses and processes natural gas for our producing customers and delivers residue gas into our Pelico intrastate system. The NGLs produced at the Ada processing plant are transported by truck from the plant tailgate.

Our Pelico system is an intrastate natural gas gathering and transportation pipeline that gathers and transports natural gas that does not require processing from producers in the area. Additionally, the Pelico system transports processed gas from the Minden and Ada processing plants and natural gas supplied from third party interstate and intrastate natural gas pipelines. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. The Pelico system leases 850 MMcf of storage capacity from a third party.

Our Southern Oklahoma system is located in the Golden Trend area of McClain, Garvin and Grady counties in southern Oklahoma. The system is adjacent to assets owned by DCP Midstream, LLC. Natural gas gathered by the system is delivered to DCP Midstream, LLC processing plants.

Our Colorado system is comprised of a 75% operating interest in Collbran Valley Gas Gathering, LLC, or Collbran, and consists of assets in the southern Piceance Basin that gather natural gas at high pressure from over 20,000 dedicated and producing acres in western Colorado. The remaining 25% interest in the joint venture is held by Occidental Petroleum Corporation who, along with Delta Petroleum Corporation, are the producers on the system. The Collbran system underwent expansion, completed in the third quarter of 2009, which consisted of an additional 24-inch pipeline loop and installation of compression at the Anderson Gulch site. The expansion increased the pipeline capacity to over 200 MMcf/d and enables gas deliveries to the third-party Meeker Plant through a downstream connection with Enterprise Products Partners LP. As a result of our arrangement with Enterprise Products Partners LP, we have decommissioned the processing services at our natural gas processing plant at the Anderson Gulch site. However, this plant will continue to provide treating and compression services as needed.

Our Wyoming system consists of over 1,300 miles of natural gas gathering pipelines that cover more than 4,000 square miles in the Powder River Basin in Wyoming. The system gathers primarily rich casing-head gas from oil wells at low pressure and delivers the gas to a third party for processing under a fee agreement.

Our Michigan system consists of four natural gas treating plants and an approximately 330-mile gas gathering pipeline system with throughput capacity of 455 MMcf/d; an approximately 55-mile residue gas pipeline, or Bay Area pipeline; a 75% interest in Jackson Pipeline Company, a partnership owning an approximately 25-mile residue pipeline; and a 44% interest in the 30-mile Litchfield pipeline.

We have a 40% equity interest in Discovery, with the remaining 60% owned by Williams Partners, L.P. The Discovery system includes a natural gas gathering and transportation pipeline system located primarily off the coast of Louisiana in the Gulf of Mexico, with six delivery points connected to major interstate and intrastate pipeline systems; a cryogenic natural gas processing plant in Larose, Louisiana; a fractionator in Paradis, Louisiana; and an NGL pipeline connecting the gas processing plant to the fractionator. The Discovery system, operated by the Williams Companies, offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. The Discovery system is able to reject the majority of the ethane when justified by market economics.

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

We have a 50.1% consolidating interest in East Texas. In July 2007 and April 2009, we acquired 25% and 25.1%, respectively, of limited liability company interests in East Texas from DCP Midstream, LLC. Our East Texas system gathers, transports, treats, compresses and processes natural gas and NGLs. Our East Texas facility may also fractionate NGL production, which can be marketed at nearby petrochemical facilities. Our East Texas system, located near Carthage, Texas, includes a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems. The complex includes the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines and acts as a key exchange point for the purchase and sale of residue gas in the eastern Texas region. The East Texas system consists of approximately 900 miles of pipe, processing capacity of 780 MMcf/d and fractionation capacity of 11 MBbls/d.

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

We have a 33.33% interest in Southeast Texas, which we acquired from DCP Midstream, LLC in January 2011. Two wholly-owned subsidiaries of DCP Midstream, LLC own the remaining 66.67% interest. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants in Liberty and Jefferson Counties with recently increased processing capacity totaling 380 MMcf/d, and natural gas storage assets in Beaumont with 9 Bcf of existing storage capacity.

Southeast Texas is managed by a three-member management committee, consisting of one representative appointed by us and two representatives from DCP Midstream, LLC. The members of the management committee have voting power corresponding to their respective ownership interests in Southeast Texas. Southeast Texas must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. The terms of the joint venture agreement provide that distributions to us for the first seven years related to natural gas storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. In the event Southeast Texas has insufficient available cash for a quarterly distribution (including pursuant to our fee-based arrangement), DCP Midstream, LLC will assign its distribution rights, or contribute any distribution deficiency to Southeast Texas, the sole use of which shall be to pay the distribution deficiency owing to us related to our fee-based arrangement on natural gas storage and transportation gross margin, based on storage capacity and tailgate volumes. The allocation of earnings to each owner is made on the same basis as the above cash distributions. The management committee, by majority approval, will determine the amount of the distributions.

Natural Gas and NGL Markets

The Northern Louisiana system has numerous market outlets for the natural gas that we gather on the system. Our natural gas pipelines connect to the Perryville Market Hub, a natural gas marketing hub that provides connection to four intrastate or interstate pipelines, including pipelines owned by Southern Natural Gas Company, Texas Gas Transmission, LLC, CenterPoint Energy Mississippi River Transmission Corporation and CenterPoint Energy Gas Transmission Company. In addition, our natural gas pipelines in northern Louisiana also have access to gas that flows through pipelines owned by Texas Eastern Transmission, LP, Crosstex LIG, LLC, Gulf South Pipeline Company, Tennessee Natural Gas Company and Regency Intrastate Gas, LLC. The Northern Louisiana system is also connected to eight major industrial end-users and makes deliveries to three power plants. The NGLs extracted from the natural gas at the Minden processing plant are delivered to our Black Lake pipeline through our Minden NGL pipeline. The Black Lake pipeline delivers NGLs to Mt. Belvieu. The NGLs extracted from natural gas at the Ada processing plant are sold at market index prices to affiliates and are delivered to third parties’ trucks at the tailgate of the plant.

The Southern Oklahoma system has access to a mix of mid-continent pipelines including OGT, Southern Star, and NGPL, and markets through DCP Midstream, LLC owned processing plants.

The Colorado system gathers, compresses and redelivers unprocessed gas to the third party Meeker plant.

The Wyoming system delivers to the Kinder Morgan Interstate Gas Transmission interstate pipeline. The NGLs on the Wyoming system are transported on the ConocoPhillips owned, Powder River Pipeline.

The Michigan system delivers Antrim Shale gas to our four treating plants: the South Chester Treating Complex and the Warner, Turtle Lake and East Caledonia plants. Antrim Shale natural gas requires treating in order to meet downstream gas pipeline quality specifications. The treated gas is transported away from the tailgate of the plant. The Bay Area pipeline delivers fuel gas to a third party power plant owned by Consumers Energy. The Jackson Pipeline is operated by Consumers Energy and connects several intrastate pipelines with the Eaton Rapids gas storage facility. The Litchfield pipeline is operated by ANR Pipeline Company and facilitates receipts or deliveries between ANR Pipeline Company and the Eaton Rapids storage facility.

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

The East Texas system delivers gas primarily through its Carthage Hub which delivers residue gas to ten different interstate and intrastate pipelines including CenterPoint Energy Gas Transmission, Texas Gas Transmission, Tennessee Gas Pipeline Company, Natural Gas Pipeline Company of America, Gulf South Pipeline Company, Enterprise, Energy Transfer and others. Certain of the lighter NGLs, consisting of ethane and propane, are fractionated at the East Texas facility and sold to regional petrochemical purchasers. The remaining NGLs, including butanes and natural gasoline, are purchased by DCP Midstream, LLC and shipped on the Panola NGL pipeline to Mt. Belvieu for fractionation and sale.

The Southeast Texas system has numerous natural gas market outlets and delivers residue gas into various interstate and intrastate pipelines, including the TETCO and Sabine pipelines. The Southeast Texas system makes NGL market deliveries directly to Exxon Mobil and to Mt. Belvieu via our Black Lake NGL pipeline.

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

Our contracts with our producing customers in our Natural Gas Services segment are primarily a mix of commodity sensitive percent-of-proceeds and percent-of-liquids contracts and non-commodity sensitive fee-based contracts. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate and our gross margin generated from percent-of-liquids contracts is directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at Minden and Wyoming are processed under percent-of-proceeds contracts. Discovery has percent-of-liquids contracts and fee-based contracts, as well as some keep-whole contracts. The producer contracts at our Southern Oklahoma, East Texas and Southeast Texas systems are primarily percent-of-liquids. The majority of the margin associated with contracts for our Pelico and Ada assets, as well as our Colorado and Michigan system, are fee-based.

DCP Midstream, LLC operates our Southeast Texas system storage facility. It commits on an annual basis a portion of such facility’s capacity to third parties pursuant to fee-based arrangements and manages the rest for its own account. We receive distributions related to this storage business pursuant to the joint venture agreement.

Discovery’s wholly owned subsidiary, Discovery Gas Transmission, owns the mainline and the Federal Energy Regulatory Commission, or FERC, regulated laterals, which generate revenues through a tariff on file with FERC for several types of service: traditional firm transportation service with reservation fees; firm transportation service on a commodity basis with reserve dedication; and interruptible transportation service. In addition, for any of these general services, Discovery Gas Transmission has the authority to negotiate a specific rate arrangement with an individual shipper and has several of these arrangements currently in effect.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, with some notable exceptions in late 2008 to early 2009, when NGL pricing was at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Changes in the relationship of the price of NGLs and crude oil will cause our commodity price sensitivities to vary. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing operations through 2015.

Competition

The natural gas services business is highly competitive in our markets and includes major integrated oil and gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, store, transport and/or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas and/or NGLs. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter in length of term and therefore must be renegotiated on a more frequent basis.

Wholesale Propane Logistics Segment

General

We operate a wholesale propane logistics business in the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Vermont and Virginia. As a result of our acquisition of Atlantic Energy in July 2010, we now serve a portion of the large propane market in the mid-atlantic states. The acquisition expands our wholesale marketing operations to not only the acquired Chesapeake, Virginia terminal, but also to open access terminals along the Dixie pipeline.

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our retail propane distribution customers with reliable, low cost deliveries and greater volumes of propane during periods of tight supply such as the winter months. We believe these factors generally result in our maintaining favorable relationships with our customers and allowing us to remain a supplier to many of the large retail distributors in the northeastern and mid-atlantic United States. As a result, we serve as the baseload provider of propane supply to many of our retail propane distribution customers.

Pipeline deliveries to the northeastern and mid-atlantic markets in the winter season are generally at capacity and competing pipeline-dependent terminals can have supply constraints or outages during peak market conditions. Our system of terminals has excess capacity, which provides us with opportunities to increase our volumes with minimal additional cost. Additionally, we are actively seeking new terminals through acquisition or construction to expand our distribution capabilities.

Our Terminals

Our operations include one owned propane marine import terminal with storage capacity of 476 MBbls, one leased propane marine terminal with storage capacity of 424 MBbls, one propane pipeline terminal with storage capacity of 56 MBbls, six owned propane rail terminals with aggregate storage capacity of 21 MBbls, and access to several open access pipeline terminals. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. Our leased marine terminal is on a long-term lease agreement. Each of our rail terminals consist of two to three propane tanks with capacity of between 120,000 and 270,000 gallons for storage, and two high volume racks for loading propane into trucks. Our aggregate truck-loading capacity is approximately 400 trucks per day. We could expand each of our terminals’ loading capacity by adding a third rack to handle future growth. High volume submersible pumps are utilized to enable trucks to fully load within 15 minutes. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases. Each terminal relies on leased rail trackage for the storage of the majority of its propane inventory in these leased railcars. These railcars mitigate the need for larger numbers of fixed storage tanks and reduce initial capital needs when constructing a terminal. Each railcar holds approximately 30,000 gallons of propane.

Propane Supply

Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements under index-based pricing. The remaining supply is purchased on annual or month-to-month terms to match our anticipated sale requirements. Our primary suppliers of propane include a subsidiary of DCP Midstream, LLC, Aux Sable Liquid Products LP, Spectra Energy and BP Canada. We may also obtain supply from our recently acquired NGL storage facility in Marysville, Michigan.

For our rail terminals, we contract for propane at various major supply points in the United States and Canada, and transport the product to our terminals under long-term rail commitments, which provide fixed transportation costs that are subject to prevailing fuel surcharges. We also purchase propane supply from natural gas fractionation plants and crude oil refineries located in the Texas and Louisiana Gulf Coast. Through this process, we take custody of the propane and either sell it in the wholesale market or store it at our facilities. We have supply contracts with Spectra Energy for both marine terminals.

Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may periodically recognize non-cash lower of cost or market inventory adjustments.

Customers and Contracts

We typically sell propane to retail propane distributors under annual sales agreements, negotiated each spring, that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a retail propane distributor desires to purchase propane from us on a fixed price basis, we sometimes enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by purchasing and storing propane, by entering into physical purchase agreements or by entering into offsetting financial derivative instruments, with DCP Midstream, LLC or third parties, that generally match the quantities of propane subject to these fixed price sales agreements. Our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. Historically, approximately 75% of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.

We had one third-party customer in our Wholesale Propane Logistics segment that accounted for greater than 10% of our segment revenues.

Competition

The wholesale propane business is highly competitive in the mid-atlantic, upper midwestern and northeastern regions of the United States. Our wholesale propane business’ competitors include integrated oil and gas and energy companies, and interstate and intrastate pipelines.

NGL Logistics Segment

General

We operate our NGL Logistics business in the states of Louisiana, Texas, Colorado, Kansas and Michigan.

Our NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, a petrochemical plant and a third party underground NGL storage facility. In aggregate, our NGL transportation business has 95 MBbls/d of capacity and in 2010, had average throughput of approximately 38 MBbls/d. Our pipelines provide transportation services to customers on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods in the past, and will likely experience periods in the future, when higher relative natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.

With the December 2010 acquisition of our facility in Marysville, Michigan, we have entered the NGL storage business in the upper midwestern United States. This facility, with strategic access to Canadian NGLs, has approximately 7 MMBbls of propane and butane storage and was operating near capacity in 2010. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the midwestern and northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product injected, stored and withdrawn, and the level of fees charged to customers.

NGL Pipelines

Seabreeze and Wilbreeze Pipelines.    The Seabreeze intrastate NGL pipeline is approximately 68 miles long, has capacity of 33 MBbls/d and, in 2010, had average throughput of approximately 16 MBbls/d. The Seabreeze pipeline, located in Texas, delivers NGLs to a large third-party processing plant with capacity of approximately 340 MMcf/d located in Matagorda County and an NGL pipeline. The Seabreeze pipeline is the sole NGL pipeline for one processing plant and is the only delivery point for two NGL pipelines. One third party NGL pipeline transports NGLs from five natural gas processing plants located in southeastern Texas that have aggregate processing capacity of approximately 1.6 Bcf/d. Three of these processing plants are owned by DCP Midstream, LLC. In total, seven processing plants produce NGLs, which flow into the Seabreeze pipeline from processed natural gas produced in southern Texas and offshore in the Gulf of Mexico. The Seabreeze pipeline delivers the NGLs it receives from these sources to a third party fractionator and a third party storage facility. The Wilbreeze intrastate pipeline, located in Texas, is approximately 39 miles long, has a current capacity of 11 MBbls/d and, in 2010, had average throughput of 6 MBbls/d.

Wattenberg Pipeline.    The Wattenberg interstate NGL pipeline is approximately 350 miles long and has capacity of 22 MBbls/d. It originates in the Denver-Julesburg, or DJ, Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently connected to two DCP Midstream, LLC plants and two third party plants. To address the growing needs of the DJ Basin, the pipeline is currently undergoing an expansion project which we expect to complete in early 2011 to connect to two additional DCP Midstream, LLC processing plants.

Black Lake Pipeline.    The Black Lake interstate NGL pipeline is approximately 317 miles long, has capacity of 40 MBbls/d and, in 2010, had average throughput of approximately 12 MBbls/d. The Black Lake pipeline delivers NGLs from processing plants in northern Louisiana and southeastern Texas to fractionation plants at Mt. Belvieu on the Texas Gulf Coast. The Black Lake pipeline receives NGLs from two natural gas processing plants in northern Louisiana, including our Minden plant and Regency Intrastate Gas, LLC’s Dubach processing plant. The Black Lake pipeline is the sole NGL pipeline for these natural gas processing plants in northern Louisiana, as well as one of our Southeast Texas system processing plants, and also receives NGLs from XTO Energy Inc.’s Cotton Valley processing plant and Eagle Rock’s Brookland processing plant.

Black Lake is owned by us and has been operated by DCP Midstream, LLC since November 2010. Prior to July 27, 2010, we owned a 45% interest in Black Lake, while DCP Midstream, LLC owned a 5% interest. The remaining 50% was owned by an affiliate of BP PLC, who also operated the pipeline prior to November 2010. On July 27, 2010 we acquired DCP Midstream, LLC’s 5% interest in Black Lake in a transaction among entities under common control, and on July 30, 2010, we acquired the remaining 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of the remaining 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

NGL Storage Facility

Our NGL storage facility is housed on 320 acres of land in Marysville, Michigan and includes nine underground salt caverns with approximately 7 MMBbls of storage capacity and rail, truck and pipeline connections providing an important supply point for refiners, petrochemical plants and wholesale propane distributors in the Sarnia, midwestern and northeastern markets, including our Wholesale Propane business. We own an additional 300 undeveloped acres in neighboring St. Clair Township, Michigan, which provides the opportunity for future expansion to increase capacity or expand service offerings.

Customers and Contracts

The Wilbreeze pipeline is supported by an NGL product dedication agreement with DCP Midstream, LLC.

DCP Midstream, LLC is the sole shipper on the Seabreeze pipeline under a long-term transportation agreement. The Seabreeze pipeline collects fee-based transportation revenue under this agreement. DCP Midstream, LLC receives its supply of NGLs that it then transports on the Seabreeze pipeline under an NGL purchase agreement with Williams Field Services – Gulf Coast Company, LP. Under this agreement, Williams has dedicated all of their respective NGL production from this processing plant to DCP Midstream, LLC. DCP Midstream, LLC has a sales agreement with Formosa Hydrocarbons Company, Inc. Additionally, DCP Midstream, LLC has a transportation agreement with TEPPCO Partners, L.P. that covers all of the NGL volumes transported on TEPPCO Partners, L.P.’s South Dean NGL pipeline for delivery to the Seabreeze pipeline.

The Wattenberg pipeline is an open access pipeline with access to numerous gas processing facilities in the DJ Basin. Effective January 1, 2011, we entered into a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenue under our tariff.

There are currently six active shippers on the Black Lake pipeline. DCP Midstream, LLC has historically been the largest, accounting for approximately 43% of total throughput in 2010. The Black Lake pipeline generates revenues through a FERC-regulated tariff.

Our Marysville NGL storage facility serves retail and wholesale propane customers, as well as refining and petrochemical customers, under one to three year term storage agreements. Our margins for the storage are primarily fee-based.

Other

For additional information on our segments, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

We have no revenue or segment profit or loss attributable to international activities.

REGULATORY AND ENVIRONMENTAL MATTERS

Safety and Maintenance Regulation

We are subject to regulation by the United States Department of Transportation, or DOT, under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, referred to as the Hazardous Liquid Pipeline Safety Act, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. The Hazardous Liquid Pipeline Safety Act covers petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these Hazardous Liquid Pipeline Safety Act regulations.

We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines in high-consequence areas within 10 years. The DOT has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property. We currently estimate we will incur costs of up to $4.1 million between 2010 and 2015 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines, including our Wattenberg NGL pipeline acquired in January 2010. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002.

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

In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above the specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to worker health and safety.

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

Tariff changes can only be implemented upon approval by FERC. Two primary methods are available for changing the rates, terms and conditions of service of an interstate natural gas pipeline. Under the first method, the pipeline voluntarily seeks a tariff change by making a tariff filing with FERC justifying the proposed tariff change and providing notice, generally 30 days, to the appropriate parties. If FERC determines, as required by the NGA, that a proposed change is just and reasonable, FERC will accept the proposed change and the pipeline will implement such change in its tariff. However, if FERC determines that a proposed change may not be just and reasonable as required by NGA, then FERC may suspend such change for up to five months beyond the date on which the change would otherwise go into effect and set the matter for an administrative hearing. Subsequent to any suspension period ordered by FERC, the proposed change may be placed into effect by the company, pending final FERC approval. In most cases, a proposed rate increase is placed into effect before a final FERC determination on such rate increase, and the proposed increase is collected subject to refund (plus interest). Under the second method, FERC may, on its own motion or based on a complaint, initiate a proceeding seeking to compel the company to change its rates, terms and/or conditions of service. If FERC determines that the existing rates, terms and/or conditions of service are unjust, unreasonable, unduly discriminatory or preferential, then any rate reduction or change that it orders generally will be effective prospectively from the date of FERC order requiring this change.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing affiliates of certain pipeline companies engaged in interstate commerce. In response to this issue, Congress, in the Energy Policy Act of 2005, or EPACT 2005, and FERC have implemented requirements to ensure that energy prices are not impacted by the exercise of market power or manipulative conduct. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. In addition, EPACT 2005 gave FERC increased penalty authority for these violations. FERC may now issue civil penalties of up to $1.0 million per day per violation, and possible criminal penalties of up to $1.0 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC adopted the Market Manipulation Rules and the Market Behavior Rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. In the past two years, FERC has relied on its EPACT 2005 enforcement authority in issuing a number of natural gas enforcement actions giving rise to the imposition of aggregate penalties of approximately $40.0 million and aggregate disgorgements of approximately $30.0 million. These orders reflect FERC’s view that it has broad latitude in determining whether specific behavior violates the rules. Given FERC’s broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC will investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.

Intrastate Natural Gas Pipeline Regulation

Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. However, to the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. Under Section 311, intrastate pipelines providing interstate service may avoid jurisdiction that would otherwise apply under the NGA. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every three years. The rate review may, but does not necessarily, involve an administrative-type hearing before FERC staff panel and an administrative appellate review. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by FERC and/or the imposition of administrative, civil and criminal penalties. Among other matters, EPACT 2005 amends the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1.0 million per day per violation and possible criminal penalties of up to $1.0 million per violation and five years in prison for violations occurring after August 8, 2005. For violations occurring before August 8, 2005, FERC had the authority to impose civil penalties for violations of the NGPA up to $5,000 per violation per day. The Pelico and EasTrans systems are subject to FERC jurisdiction under Section 311 of the NGPA.

On May 20, 2010, FERC issued Order No. 735, a final rule revising the contract reporting requirements for intrastate pipelines providing interstate transportation service pursuant to Section 311 of the NGPA and Hinshaw pipelines providing interstate service subject to the FERC’s NGA section 1(c) jurisdiction pursuant to blanket certificates. The final rule revised the reporting requirements to be filed quarterly instead of annually and to include additional data. On December 16, 2010, FERC issued Order No. 735-A that affirmed Order No. 735 and clarified several items. The rule is effective April 1, 2011 and the first report will be due June 1, 2011 and cover first quarter 2011 activity. Pelico, EasTrans and Jackson pipeline systems are required to comply with this rule.

On October 21, 2010, FERC issued a Notice of Inquiry seeking comment on whether and how holders of firm capacity on intrastate natural gas pipelines providing interstate transportation and storage services should be permitted to allow others to make use of their firm interstate capacity. If FERC imposes new requirements on intrastate pipelines providing interstate firm transportation service, Pelico and EasTrans could be required to comply with such requirements.

On March 31, 2009, EasTrans, LLC filed a Section 311 rate case with the Railroad Commission of Texas, or TRRC, justifying the current maximum rate applicable to transportation pursuant to Section 311 of the NGPA of $0.1773 per MMBtu. The filed rates were affirmed by order of the TRRC on March 23, 2010. On October 30, 2009, Pelico filed a Section 311 rate case with FERC proposing a maximum rate for transportation pursuant to Section 311 of NGPA of $0.3291 per MMBtu. On March 12, 2010, Pelico filed a settlement agreement under which it would implement a Section 311 transportation rate of $0.2700 per MMBtu. On March 23, 2010, FERC approved the Pelico settlement agreement.

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

Interstate NGL Pipeline Regulation

The Black Lake and Wattenberg pipelines are interstate NGL pipelines subject to FERC regulation. FERC regulates interstate NGL pipelines under its Oil Pipeline Regulations, the Interstate Commerce Act, or ICA, and the Elkins Act. FERC requires that interstate NGL pipelines file tariffs containing all the rates, charges and other terms for services performed. The ICA requires that tariffs apply to the interstate movement of NGLs, as is the case with the Black Lake and Wattenberg pipelines. Pursuant to the ICA, rates can be challenged at FERC either by protest when they are initially filed or increased or by complaint at any time they remain on file with FERC.

In October 1992, Congress passed the Energy Policy Act of 1992, or EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Specifically, the indexing methodology allows a pipeline to increase its rates annually by a percentage equal to the change in the producer price index for finished goods, PPI-FG, plus 1.3% to the new ceiling level. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. If the

PPI-FG falls and the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” by EPACT (see below) below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. FERC’s indexing methodology is subject to review every five years; the current methodology remains in place through June 30, 2011. Effective July 1, 2011, the FERC index methodology changes to PPI-FG plus 2.65% until June 30, 2016 for oil pipeline companies.

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

Air Emissions, Global Warming and Climate Change

Our operations are subject to the federal Clean Air Act, as amended and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants and compressor stations, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, and utilize specific emission control technologies to limit emissions. In response to studies suggesting that emissions of carbon dioxide and certain other gases often referred to as “greenhouse gases,” or GHGs, may be contributing to warming of the Earth’s atmosphere, the U.S. Congress continues to consider climate change-related legislation to regulate GHG emissions. In addition, at least one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) we process. Also, after the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA has declared that GHGs “endanger” public health and welfare, and has taken steps to regulate GHG emissions from mobile sources such as cars and trucks and to require reporting of GHG emissions from stationary sources, even if Congress does not adopt new legislation specifically addressing emissions of GHGs. In May 2010, the EPA issued a final rule to address carbon dioxide and other GHG emissions from vehicles and automobile fuels. According to the EPA, this final action on the GHG vehicle emission rule also triggers regulation of carbon dioxide and other GHG emissions from stationary sources under various Clean Air Act programs at both the federal and state levels such as the Prevention of Significant Deterioration, or PSD, program and Title V permitting, and the EPA has declared that these new requirements for stationary sources are effective starting January 2, 2011. In part, these programs could require our facilities to meet “best available control technology” standards for greenhouse gases, which may be established by state authorities or the EPA on a case-by-case basis. In November 2010, the EPA issued guidance materials on defining best available control technology for greenhouse gases. Litigation challenging the EPA’s endangerment finding and its related regulatory enactments is pending before the DC Circuit, although no decision is expected until late 2011. These EPA regulations as well as other possible new federal or state laws or regulations imposing more stringent air quality standards for hazardous air pollutants or ambient air quality standards or requiring adoption of stringent GHG reporting and control programs or imposing restrictions on emissions of carbon dioxide in areas of the United States in which we conduct business could adversely affect our cost of doing business and demand for the oil and gas we transport. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

In addition to the effects of regulation, the meteorological effects of global climate change could pose additional risks to our operations, including physical damage risks associated with more frequent, more intense storms and flooding, and could adversely affect the demand for our products.

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

Water

The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of threshold quantities of oil. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The EPA has promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

The Oil Pollution Act of 1990 (“OPA”) addresses prevention, containment and cleanup, and liability associated with oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability.

Anti-Terrorism Measures

The federal Department of Homeland Security regulates the security of chemical and industrial facilities pursuant to regulations known as the Chemical Facility Anti-Terrorism Standards. These regulations apply to oil and gas facilities, among others, that are deemed to present “high levels of security risk.” Pursuant to these regulations, certain of our facilities are required to comply with certain regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.

Employees

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is wholly-owned by DCP Midstream, LLC. As of December 31, 2010, the General Partner or its affiliates employed 7 people directly and approximately 297 people who provided direct support for our operations through DCP Midstream, LLC.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost and form of payment for acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets at reasonable rates;

•	restrictions contained in our debt agreements;

•	the amount of cash distributions we receive from our equity interests;

•	the amount of cash reserves established by our general partner; and

•	new, additions to and changes in laws and regulations.

We have partial ownership interests in certain joint venture legal entities, including Discovery, East Texas and Southeast Texas, which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

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

All of these items could significantly and adversely impact our ability to distribute cash to our unitholders.

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

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and the general condition of the credit and financial markets. Natural gas prices are lower in recent periods when compared to historical periods. For example, the twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $4.55, $5.87 and $6.21 as of December 31, 2010, 2009 and 2008 respectively. The twelve-month average price per gallon for NGLs was $1.10, $0.80 and $1.36 as of December 31, 2010, 2009 and 2008, respectively and the price of crude oil per barrel was $79.53, $61.81 and $99.67 as of December 31, 2010, 2009 and 2008, respectively. These relatively higher prices for crude oil and NGLs in 2010 compared to 2009, and compared to natural gas prices, have resulted in increased drilling in liquids rich areas during the recent period of lower natural gas prices, and conversely a decrease in drilling activity in regions with low liquid content.

Furthermore a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gathering and pipeline transportation systems and our natural gas treating and processing plants, and our NGL and natural gas storage assets, which could lead to reduced utilization of these assets. During periods of natural gas price decline or if the price of NGLs and crude oil declines the level of drilling activity could decrease. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines resulting from reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

The cash flow from our Natural Gas Services segment is affected by natural gas, NGL and condensate prices.

Our Natural Gas Services segment is affected by the level of natural gas, NGL and condensate prices. NGL and condensate prices generally fluctuate on a basis that relates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been volatile, and we expect this volatility to continue. The markets and prices for natural gas, NGLs, condensate and crude oil depend upon factors beyond our control and may not always have a close relationship. These factors include supply of and demand for these commodities, which fluctuate with changes in market and economic conditions and other factors, including:

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

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of the proceeds from the sale of residue gas and NGLs resulting from our processing activities, and then sell the resulting residue gas and NGLs at market prices. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuate. We have mitigated a portion of our share of anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2015 with derivative instruments.

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

We have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes from our gathering and processing operations through 2015 by entering into fixed price derivative financial instruments. Additionally, we have entered into interest rate swap agreements to convert a portion of the variable rate revolving debt under our 5-year credit agreement that matures in June 2012, or the Credit Agreement, to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices and interest rates.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. Our one primary supplier of natural gas represented approximately 14% of the natural gas supplied in our Natural Gas Services segment during the year ended December 31, 2010. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

If we are not able to purchase propane from our principal suppliers, or we are unable to secure transportation under our transportation arrangements, our results of operations in our wholesale propane logistics business would be adversely affected.

Most of our propane purchases are made under supply contracts that have a term of between one to five years and provide various pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, two of which are affiliated entities, represented approximately 91% of our propane supplied during the year ended December 31, 2010. A portion of our suppliers’ propane is sourced by them internationally. If current unrest in North Africa should expand further into countries where our propane supply originates, it could result in supply disruptions. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals under our rail commitments, our ability to satisfy customer demand and our revenue and results of operations would be adversely affected.

The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

We hedge both our commodity risk and our interest rate risk. The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Act, was signed into law by the President on July 21, 2010, and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In its rulemaking under the Act, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Although certain bona fide hedging transactions or positions would be exempt from these position limits, it is not possible at this time to predict what impact these regulations will have on our hedging program or when the CFTC will finalize these regulations. The Act may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

Historically, a substantial portion of the propane we purchase to support our wholesale propane logistics business is delivered at our rail terminals or by ship at our leased marine terminal in Providence, Rhode Island and at our owned marine terminal in Chesapeake, Virginia. We also rely on shipments of propane via the Buckeye Pipeline for our Midland Terminal and via TEPPCO Partners, LP’s pipeline to open access terminals. Any significant interruption in the service at these terminals would adversely affect our ability to obtain propane, which could reduce the amount of propane that we distribute and impact our revenues or cash available for distribution.

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

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightning, cold weather and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we have been unable to obtain insurance on commercially reasonable terms, if at all. If we incur a significant disruption in our operations or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

In addition, the rates, terms and conditions of some of the transportation services we provide on our Pelico pipeline system and the EasTrans Limited Partnership or EasTrans pipeline system owned by East Texas, are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Pelico system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under a rate settlement approved by FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Black Lake pipeline system is an interstate transporter of NGLs and is subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1.0 million per day for each violation and possible criminal penalties of up to $1.0 million per violation and five years in prison.

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

The Discovery interstate natural gas pipeline system filed with FERC on November 16, 2007 a rate case settlement with a January 1, 2008 effective date, reflecting an increase in its rates. Also, modifications were made to the imbalance resolution and fuel reimbursement sections of Discovery’s tariff. FERC approved the settlement on February 5, 2008 for all parties except ExxonMobil who contested the settlement. ExxonMobil will continue to pay Discovery’s previously approved rates.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005 FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1.0 million per day for each violation and possible criminal penalties of up to $1.0 million per violation and five years in prison.

Recent spills and their aftermath could lead to additional governmental regulation of the offshore exploration and production industry, which may result in substantial cost increases or delays in our offshore natural gas gathering activities.

In April 2010, a deepwater exploration well located in the Gulf of Mexico, owned and operated by companies unrelated to us, sustained a blowout and subsequent explosion leading to the leaking of hydrocarbons. In response to this event, certain federal agencies and governmental officials ordered additional inspections of deepwater operations in the Gulf of Mexico. On May 28, 2010, a six-month federal moratorium was implemented on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling moratorium. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath has led to additional governmental regulation of the offshore exploration and production industry and delays in the issuance of drilling permits, which may result in volume impacts, cost increases or delays in our offshore natural gas gathering activities, which could materially impact our business, financial condition and results of operations. We cannot predict with any certainty what form any additional regulation or limitations would take.

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

The United States Congress and some states where we have operations are currently considering legislation related to greenhouse gas emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. The United States Congress will most likely consider a number of bills that would compel greenhouse gas emission reductions. Some of these proposals may include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the US House of Representatives in 2010 placed the entire burden of obtaining allowances for the carbon content of natural gas liquids, or NGLs, on the owners of NGLs at the point of fractionation. To the extent legislation is enacted that regulates greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) operate and maintain our facilities; (iii) install new emission controls; and (iv) manage a greenhouse gas emissions program. If such legislation becomes law in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse affect on our business and cash available for distributions.

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

We currently estimate that we will incur costs of up to $4.1 million between 2011 and 2015 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial.

We currently transport NGLs produced at our processing plants on our owned and third party NGL pipelines. Accordingly, in the event that an owned or third party NGL pipeline becomes inoperable due to any necessary repairs resulting from integrity testing program or for any other reason for any significant period of time, we would need to transport NGLs by other means. There can be no assurance that we will be able to enter into alternative transportation arrangements under comparable terms.

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

Our operations, and the operations of third parties are subject to many hazards inherent in the gathering, compressing, treating, processing, storage and transporting of natural gas, propane and NGLs, including:

•

damage to pipelines, plants, terminals, storage facilities and related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•

leaks of natural gas, propane, NGLs and other hydrocarbons from our pipelines, plants, terminals, or storage facilities, or losses of natural gas, propane or NGLs as a result of the malfunction of equipment or facilities;

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

Our Credit Agreement consists of a revolving credit facility with capacity of $850.0 million, which matures on June 21, 2012. As of December 31, 2010, the outstanding balance on the revolving credit facility was $398.0 million resulting in unused revolver capacity of $419.9 million, of which approximately $265.0 million was available for general working capital purposes.

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

The partnership is a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than equity in our subsidiaries and equity investees. As a result, our ability to make required payments on our notes depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit instruments, applicable state business organization laws and other laws and regulations. If our subsidiaries are prevented from distributing funds to us, we may be unable to pay all the principal and interest on the notes when due.

Our outstanding notes are senior unsecured obligations of our operating subsidiary, DCP Midstream Operating, LP, or DCP Operating, and are not guaranteed by any of our subsidiaries. As a result, our notes are effectively junior to DCP Operating’s existing and future secured debt and to all debt and other liabilities of its subsidiaries.

Our 3.25% Senior Notes Due 2015, or our notes, are senior unsecured obligations of our indirect wholly-owned subsidiary, DCP Operating, and rank equally in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2010, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indenture governing the notes from incurring indebtedness in the future.

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

As of December 31, 2010, our consolidated indebtedness was $647.8 million. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

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

Recent acquisitions may not be beneficial to us.

Acquisitions involve numerous risks, including:

•	the failure to realize expected profitability, growth or accretion;

•	an increase in indebtedness and borrowing costs;

•	potential environmental or regulatory compliance matters or liabilities;

•	potential title issues;

•	the incurrence of unanticipated liabilities and costs; and

•	the temporary diversion of management’s attention from managing the remainder of our assets to the process of integrating the acquired businesses.

The assets recently acquired will also be subject to many of the same risks as our existing assets. If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of these acquisitions may not be fully realized, if at all, and our future financial performance and results of operations could be negatively impacted.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2010, our general partner and its affiliates owned approximately 30% of our aggregate outstanding units.

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

Our current assets include a 40% interest in the Discovery system and from January 2011, a 33.33% interest in the Southeast Texas system which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

Additionally, as a result of our desire to avoid having to register as an investment company under the Investment Company Act, we may have to forego potential future acquisitions of interests in companies that may be deemed to be investment securities within the meaning of the Investment Company Act or dispose of our current interests in Discovery or Southeast Texas.

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

Our general partner including its affiliates may sell units in the public or private markets, which could reduce the market price of our outstanding common units.

If our general partner or its affiliates holding unregistered units were to dispose of a substantial portion of these units in the public market, whether in a single transaction or series of transactions, it could reduce the market price of our outstanding common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to a unitholder would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to them. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our common units.

Current law may change, which would cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, members of Congress recently considered legislation that would have eliminated partnership tax treatment for certain publicly traded partnerships. Although the recently considered legislation would not have affected our tax treatment as a partnership, we are unable to predict whether any similar changes or other proposals will ultimately be enacted. Moreover, any such modifications to federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such legislative changes could negatively impact the value of an investment in our common units. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay Texas franchise tax at a maximum effective rate of 0.7% of our gross income apportioned to Texas in the prior year and a Michigan business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. Imposition of such a tax on us by any other state will reduce the cash available for distribution to a unitholder. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

Unitholders may be required to pay taxes on income from us even if the unitholders do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions to unitholders in excess of the total net taxable income allocated to them for a common unit decreases their tax basis in that common unit, the amount, if any, of such prior excess distributions will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash it receives from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts, or IRAs, other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income, which may be taxable to them. Distributions to non-U.S. persons will be reduced by federal withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If a unitholder is a tax-exempt entity or a non-U.S. person, the unitholder should consult its tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and such unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1’s) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby the IRS may allow a publicly traded partnership that has terminated to provide only a single Schedule K-1 to each unitholder for the two tax years in the fiscal year in which the termination occurs.

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not reside as a result of investing in our units.

In addition to federal income taxes, unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the unitholders do not live in any of those jurisdictions. Unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. We own assets and conduct business in the states of Arkansas, Colorado, Connecticut, Indiana, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, New Hampshire, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas, Vermont, Virginia, West Virginia and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 25, 2011, we own and operate processing plants and gathering systems located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming, all within our Natural Gas Services segment, six owned propane rail terminals, five of which we operate, located in Maine, Massachusetts, New York, Pennsylvania and Vermont, one owned and operated marine import terminal located in Virginia, and one owned and operated propane pipeline terminal located in Pennsylvania within our Wholesale Propane Logistics Segment, two owned and operated pipelines located in Texas, one owned and operated pipeline located in Texas and Louisiana, one owned and operated pipeline located in Colorado and Kansas, and one owned and operated underground storage facility located in Michigan within our NGL Logistics segment. In addition within our Natural Gas Services segment, we own a 40% interest in Discovery Producer Services, LLC, which owns an offshore gathering pipeline, a natural gas processing plant and an NGL fractionator plant in Louisiana, operated by a third party; a 50.1% interest in DCP East Texas Holdings, LLC, which own a natural gas processing complex, connected gathering system and pipeline hub in Texas, operated by DCP Midstream, LLC; and a 33.33% interest in DCP Southeast Texas Holdings, GP, which owns processing plants, gathering systems and natural gas storage in Texas, operated by DCP Midstream, LLC. For additional details on these plants, storage facilities, propane terminals and pipeline systems, please read “Business—Natural Gas Services Segment,” “Business — Wholesale Propane Logistics Segment” and “Business — NGL Logistics Segment.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

Westfield — In July 2010, there was an explosion at a condominium complex in Norfolk, Massachusetts in which a worker at the condominium was killed. An investigation of the accident by the Massachusetts State Fire Marshall has indicated that the propane that exploded may have been unodorized. The investigation further indicated that the propane that exploded may have been supplied by our Westfield propane rail terminal to one of our customers who filled the tank that exploded. We are not responsible for odorization of the propane we supply to our customers out of our Westfield terminal. Rather, we receive the propane by rail which has been odorized by our suppliers. An attorney representing the estate of the deceased has brought a legal action against our customer who filled the tank that exploded; however, we have not been named in that lawsuit. It is not possible to predict whether we will incur any liability or to estimate the damages, if any, we might incur in connection with this matter. Management does not believe the ultimate resolution of this issue will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Market Information

Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2010 and 2009.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2010	$37.85	$33.35	$0.6175
September 30, 2010	$36.66	$30.82	$0.6100
June 30, 2010	$34.56	$27.02	$0.6100
March 31, 2010	$33.87	$26.76	$0.6000

December 31, 2009	$29.70	$23.99	$0.6000
September 30, 2009	$26.20	$20.33	$0.6000
June 30, 2009	$21.80	$13.58	$0.6000
March 31, 2009	$15.06	$8.59	$0.6000

As of February 25, 2011, there were approximately 43 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.

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

Minimum Quarterly Distribution — The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.6175 per unit, or $2.47 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Requirements — Description of Credit Agreement” for a discussion of the restrictions included in our credit agreement that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights — As of December 31, 2010 the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights were not reduced as a result of our recent common unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash after the Subordination Period sections in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

On January 27, 2011, the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.6175 per unit, which was paid on February 14, 2011, to unitholders of record on February 7, 2011.

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

Item 6.	Selected Financial Data

The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from the consolidated financial statements. These consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our wholesale propane logistics business which we acquired from DCP Midstream, LLC in November 2006, our initial 25% limited liability company interest in DCP East Texas Holdings, LLC, or East Texas, our 40% limited liability company interest in Discovery Producer Services, LLC, or Discovery, and a non-trading derivative instrument, or the Swap, which DCP Midstream, LLC entered into in March 2007, which we acquired from DCP Midstream, LLC in July 2007 and our additional 25.1% limited liability interest in East Texas, which we acquired from DCP Midstream, LLC in April 2009. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas we owned a 25.0% limited liability company interest in East Texas, which was accounted for under the equity method of accounting. Subsequent to our acquisition of an additional 25.1% limited liability company interest in April 2009, we own a 50.1% limited liability company interest in East Texas and account for East Texas as a consolidated subsidiary. This transaction was among entities under common control; accordingly, our financial information includes the historical results of entities and interests contributed to us by DCP Midstream, LLC for all periods presented. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein to not be indicative of our future financial conditions or results of operations. A discussion on our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010(a)	2009(a)	2008(a)	2007(a)	2006
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$1,162.7	$913.0	$1,672.7	$1,376.5	$1,232.2
Transportation, processing and other	115.3	95.2	86.1	57.4	50.0
(Losses) gains from commodity derivative activity, net(b)	(8.5)	(65.8)	71.7	(87.7)	(1.0)

Total operating revenues(c)	1,269.5	942.4	1,830.5	1,346.2	1,281.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,032.6	776.2	1,481.0	1,185.6	1,085.7
Operating and maintenance expense	79.8	69.7	77.4	59.3	48.1
Depreciation and amortization expense	73.7	64.9	53.2	40.2	27.4
General and administrative expense	33.7	32.3	33.3	36.2	32.5
Step acquisition — equity interest re-measurement gain	(9.1)	—	—	—	—
Other income	(1.0)	—	(1.5)	—	—
Other income — affiliates	(3.0)	—	—	—	—

Total operating costs and expenses	1,206.7	943.1	1,643.4	1,321.3	1,193.7

Operating income (loss)	62.8	(0.7)	187.1	24.9	87.5
Interest income	—	0.3	6.1	5.6	6.3
Interest expense	(29.1)	(28.3)	(32.8)	(25.7)	(11.5)
Earnings from unconsolidated affiliates(d)	23.8	18.5	18.2	24.7	17.2

Income (loss) before income taxes	57.5	(10.2)	178.6	29.5	99.5
Income tax expense	(0.3)	(0.6)	(0.6)	(0.8)	(1.8)

Net income (loss)	57.2	(10.8)	178.0	28.7	97.7
Net income attributable to noncontrolling interests	(9.2)	(8.3)	(36.1)	(29.8)	(23.9)

Net income (loss) attributable to partners	$48.0	$(19.1)	$141.9	$(1.1)	$73.8
Less:
Net loss (income) attributable to predecessor operations (e)	—	1.0	(16.2)	(18.3)	(38.5)
General partner interest in net income or net loss	(16.9)	(12.7)	(13.0)	(3.9)	(0.6)

Net income (loss) allocable to limited partners	$31.1	$(30.8)	$112.7	$(23.3)	$34.7

Net income (loss) per limited partner unit-basic and diluted	$0.86	$(0.99)	$4.11	$(1.14)	$1.98

Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,169.1	$1,000.1	$882.7	$737.2	$423.0
Total assets	$1,700.6	$1,481.5	$1,419.7	$1,380.8	$874.4
Accounts payable	$136.7	$128.6	$107.6	$223.8	$164.9
Long-term debt	$647.8	$613.0	$656.5	$630.0	$268.0
Partners’ equity	$518.1	$377.7	$395.1	$232.4	$318.8
Noncontrolling interests	$220.1	$227.7	$167.7	$155.1	$101.7
Total equity	$738.2	$605.4	$562.8	$387.5	$420.5

Other Information:
Cash distributions declared per unit	$2.438	$2.400	$2.390	$2.115	$1.565
Cash distributions paid per unit	$2.420	$2.400	$2.360	$1.975	$1.230

(a)	Includes the effect of the following acquisitions prospectively from their respective dates of acquisition; (1) our Southern Oklahoma system acquired in May 2007; (2) certain subsidiaries of Momentum Energy Group, Inc. acquired in August 2007; (3) Michigan Pipeline & Processing, LLC acquired in October 2008; (4) certain companies acquired from MichCon Pipeline Company in November 2009; (5) the Wattenberg pipeline acquired from Buckeye Partners, L.P. in January 2010; (6) an additional 5% interest in Collbran Valley Gas Gathering LLC, acquired from Delta Petroleum Company in February 2010; (7) an additional 50% interest in Black Lake Pipeline Company, or Black Lake, acquired from an affiliate of BP PLC in July 2010; and (8) the acquisition of Atlantic Energy from UGI Corporation in July 2010.

Prior	to our acquisition of an additional 50% interest in Black Lake, in July 2010, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

(b)	Includes the effect of the NGL Hedge acquired from DCP Midstream, LLC in April 2009 and the Swap entered into by DCP Midstream, LLC in March 2007 and contributed to us in July 2007. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component which commenced in April 2009 and expired in March 2010. The Swap was for a total of 1.9 million barrels at $66.72 per barrel.

(c)	We hedge the proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

(d)	Includes the effect of the acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC for all periods presented, as well as our proportionate share of the earnings of Black Lake through July 2010. Earnings for Discovery and Black Lake include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(e)	Includes the net income (loss) attributable to our wholesale propane logistics business prior to the date of our acquisition from DCP Midstream, LLC in November 2006, the net income attributable to the acquisition of an initial 25% limited liability company interest in East Texas, a 40% limited liability company interest in Discovery, and the Swap prior to the date of our acquisition from DCP Midstream, LLC in July 2007, and the net income attributable to the acquisition of an additional 25.1% limited liability company interest in East Texas prior to the date of our acquisition from DCP Midstream, LLC in April 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The financial information contained herein includes, for each period presented, our accounts, and the assets, liabilities and operations of our additional 25.1% limited liability company interest in East Texas acquired from DCP Midstream, LLC in April 2009, a transaction among entities under common control, which we refer to as our “predecessor.” Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas from DCP Midstream, LLC in April 2009, we owned a 25% limited liability company interest in East Texas, which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability interest in East Texas, and account for East Texas as a consolidated subsidiary. Accordingly, our financial information includes the historical results of our predecessor for all periods presented.

Crude oil and NGL prices have generally remained at favorable levels, although natural gas prices continue to decline and remain lower than prices in 2008 and 2009. With the exception of certain higher liquids content and emerging gas shale regions where drilling activity remains high, the lower natural gas prices are resulting in significantly reduced drilling activity in areas where the gas has a relatively lower liquid content. Gas production in regions with low liquid content receive less price uplift from the relatively higher crude and NGL prices.

During January and February, we experienced near record cold weather, causing operating challenges at our East Texas and Northern Louisiana plants, creating periods of low NGL recoveries and volume curtailments due to plant shut downs and producer wellhead freeze offs.

From May to November, we had an extended planned outage related to an inspection at our Providence wholesale propane terminal, with lower unit margins resulting from the associated logistics of shifting inventory and sales volumes to our other terminals. Earlier in the year, warmer weather and an early spring tempered propane sales volumes. This was partially offset by the cash payment we received in conjunction with an amendment to an existing propane supply contract.

Improvements in several aspects of the business environment along with opportunities in the market enabled us to continue to execute on our growth objectives in 2010 through a series of acquisitions and capital projects around our existing footprint. In January, we completed an acquisition of our Wattenberg fee-based NGL pipeline and announced a related expansion capital project. In July, we acquired an additional 55% interest in our Black Lake fee-based NGL pipeline bringing our ownership interest in Black Lake to 100%. In July, we also closed on an acquisition which expanded our existing northeastern U.S. wholesale propane logistics business into the mid-Atlantic region through the addition of a marine import terminal and storage facility in the Port of Chesapeake, Virginia. Prior to year-end, we further expanded our NGL logistics business in the Midwest, Sarnia and Northeast supply markets through the acquisition of an NGL storage facility in Marysville, Michigan.

On November 4, 2010, we entered into agreements with DCP Midstream, LLC, to acquire a 33.33% interest in Southeast Texas, for $150.0 million. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants with recently increased processing capacity totaling 380 MMcf/d and natural gas storage assets with 9 Bcf of existing storage capacity. The terms of the joint venture agreement provide that distributions to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. The transaction closed on January 1, 2011.

Through the growth opportunities executed, we increased our business diversity, geographic and resource exposure, and our fee-based margins. Our integration efforts related to the acquisitions are progressing according to plan. The Wattenberg capital expansion project, which we expect to complete in early 2011, is also progressing on plan.

We believe our financial positioning is a key element of our growth strategy and that our accomplishments related to our financial objectives position us well in terms of both liquidity and cost of capital to support our growth plans. In September, we successfully executed our inaugural public debt offering through the issuance of $250.0 million of senior notes due 2015. We raised $189.3 million in capital through the successful execution of two public equity offerings in August and November.

Financial results for the year were in line with our previously provided 2010 forecast. Resuming distribution growth was an important 2010 objective, with the past year serving as a transition year to consistent distribution growth. We raised our distribution in the second and fourth quarters, resulting in a 3% increase in our quarterly distribution rate over the rate paid in the fourth quarter of 2009. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook

In 2011, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business representing approximately 60% of our estimated margins, and our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10.0 and $15.0 million, and expenditures for expansion capital of between $35.0 and $50.0 million in 2011 including $10.0 million for the expansion to storage capacity at our Southeast Texas system. The board of directors may approve additional growth capital during the year at their discretion. This capital does not include any acquisitions or additional investment opportunities that may be identified throughout the course of the year and approved by our management and our board of directors.

In 2011, we expect to continue to pursue a multi-faceted growth strategy, which may include executing on organic opportunities around our footprint, third party acquisitions, and periodic dropdowns from our sponsors in order to grow our distributable cash flows. We also plan to continue to integrate our recent acquisitions and execute on the Wattenberg pipeline expansion project.

We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural Gas Gathering and Processing Margins — Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline should natural gas prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, natural gas prices should return to a level that would support continued natural gas production in the United States. During 2010, petrochemical demand remained strong for NGLs as NGLs were a lower cost feedstock when compared to crude oil derived feedstocks. We anticipate this continuing in 2011.

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

The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in “— Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or market inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.

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

Wholesale Propane Logistics Segment

Our Wholesale Propane Logistics segment operating results are impacted by our ability to provide our retail propane distribution customers with reliable supplies of propane. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our inventory value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the mid-atlantic, upper midwestern and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in a recessionary environment.

The wholesale propane business is highly competitive in our market areas which include the mid-atlantic, upper midwest and northeastern regions of the United States. Our competitors include major integrated oil and gas and energy companies, and interstate and intrastate pipelines.

NGL Logistics Segment

Our NGL Logistics segment operating results are impacted by the throughput volumes of the NGLs we transport on our NGL pipelines and the volumes of NGLs we store in our storage facility. We transport and store NGLs primarily on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low commodity prices for ethane. Factors that impact the supply and demand of NGLs, as described above in our Natural Gas Services segment, may also impact the throughput and volume for our NGL Logistics segment. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of NGLs decline below our carrying value.

Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply availability and propane demand in our Wholesale Propane Logistics segment. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss in some instances, and in certain circumstances we have been unable to obtain insurance on commercially reasonable terms, if at all.

Capital Markets

Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to fund our operations through acquisitions or organic growth projects. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines, to mitigate a portion of these risks.

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

Recent Events

In January 2011, we announced that we are no longer pursuing a joint venture or alternative transaction structures with EQT Corporation.

On January 27, 2011, the board of directors of the general partner declared a quarterly distribution of $0.6175 per unit, payable on February 14, 2011 to unitholders of record on February 7, 2011.

On December 30, 2010, we acquired all of the interests in Marysville Hydrocarbons Holdings, LLC, or Marysville. The acquisition involved three separate transactions with a number of parties. The Partnership acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and 100% of EE Group, LLC, which owns the remaining 5% interest in Marysville. We paid a purchase price of $94.8 million and $6.0 million for net working capital and other adjustments, for an aggregate purchase price of $100.8 million subject to customary purchase price adjustments, for our 100% interest. The purchase was financed at closing with borrowings under the Partnership’s revolving credit facility. $21.2 million of the purchase price has been deposited in an indemnity escrow to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers.

On November 4, 2010, we entered into agreements with DCP Midstream, LLC to acquire a 33.33% interest in Southeast Texas for $150.0 million. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants with recently increased processing capacity totaling 380 MMcf/d and natural gas storage assets with 9 Bcf of existing storage capacity. The terms of the joint venture agreement provide that distributions to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. This acquisition closed on January 1, 2011.

In November 2010, we issued 2,875,000 common units at $34.96 per unit. We received proceeds of $96.2 million, net of offering costs.

Our Operations

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into our Natural Gas Services segment, our Wholesale Propane Logistics segment and our NGL Logistics segment.

Natural Gas Services Segment

Results of operations from our Natural Gas Services segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported, stored and sold through our gathering, processing and pipeline systems; the volumes of NGLs and condensate sold; and the level of our realized natural gas, NGL and condensate prices. We generate our revenues and our gross margin for our Natural Gas Services segment principally from contracts that contain a combination of the following arrangements:

•

Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•

Percent-of-proceeds/liquids arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

In addition to the above contract types, we have keep-whole arrangements, which are estimated to generate less than 6% of our gross margin. Our equity method investment in Discovery, also has keep-whole arrangements. Under the terms of a keep-whole processing contract, natural gas is gathered from the producer for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs and condensate extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL and condensate prices are higher relative to natural gas prices when that frac spread exceeds the operating costs. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have historically experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. Our one primary supplier of natural gas in our Natural Gas Services segment represented approximately 14% of the natural gas supplied to this system in 2010. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems. In 2010, due to the decline in producer drilling in various areas in which we operate, new well connections have been at reduced levels.

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

We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. As a service to our customers, we may enter into physical fixed price natural gas purchases and sales, utilizing financial derivatives to swap this fixed price risk back to market index. We may enter into financial derivatives to lock in time spreads and price differentials across the Pelico system to maximize the value of pipeline and storage capacity. We also gather, process and transport natural gas under fee-based transportation contracts. Our Southeast Texas system also manages the value of pipeline and storage capacity in a similar manner, although our 33.33% distributions for the first seven years are fee-based such that we are not exposed to that activity.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-atlantic, upper midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the mid-atlantic, midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, two of which are affiliated entities, represented approximately 91% of our propane supplied in 2010. We sell propane on a wholesale basis to retail propane distributors who in turn resell propane to their retail customers.

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

NGL Logistics Segment

Our pipelines and storage facility provide transportation and storage services for customers, primarily on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC and others that generally require customers to pay us to transport or store NGLs pursuant to a fee-based rate that is applied to volumes. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported or stored and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines or stored in our storage facility; rather, the customer retains title and the associated commodity price risk. DCP Midstream, LLC provides 100% of volumes transported on the Seabreeze and Wilbreeze pipelines. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the transportation markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source. Our storage facility in Marysville, Michigan provides storage and related services primarily to depositories operating in the liquid hydrocarbons industry.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; and (5) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, adjusted EBITDA and distributable cash flow are not measures under accounting principles generally accepted in the United States of America, or GAAP. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

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

We define gross margin as total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. We define adjusted segment gross margin as segment gross margin plus non-cash commodity derivative losses, less non-cash commodity derivative gains for that segment. Gross margin, segment gross margin and adjusted segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin, segment gross margin and adjusted segment gross margin should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP.

Our gross margin, segment gross margin and adjusted segment gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

Reconciliation of Non-GAAP Measures

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Reconciliation of net income (loss) attributable to partners to gross margin:
Net income(loss) attributable to partners	$48.0	$(19.1)	$141.9
Interest expense	29.1	28.3	32.8
Income tax expense	0.3	0.6	0.6
Operating and maintenance expense	79.8	69.7	77.4
Depreciation and amortization expense	73.7	64.9	53.2
General and administrative expense	33.7	32.3	33.3
Other income	(1.0)	—	(1.5)
Other income — affiliate	(3.0)	—	—
Step acquisition — equity interest re-measurement gain	(9.1)	—	—
Interest income	—	(0.3)	(6.1)
Earnings from unconsolidated affiliates	(23.8)	(18.5)	(18.2)
Net income attributable to noncontrolling interests	9.2	8.3	36.1

Gross margin	$236.9	$166.2	$349.5

Non-cash commodity derivative mark-to-market(a)	$(5.4)	$(83.4)	$101.6

Reconciliation of segment net income(loss) attributable to partners to segment gross margin:
Natural Gas Services segment:
Segment net income(loss) attributable to partners	$77.3	$(2.1)	$195.7
Operating and maintenance expense	63.5	58.2	66.5
Depreciation and amortization expense	69.1	61.9	50.5
Other income	(1.0)	—	—
Earnings from unconsolidated affiliates	(23.0)	(16.6)	(17.4)
Net income attributable to noncontrolling interests	9.2	8.3	36.1

Segment gross margin	$195.1	$109.7	$331.4

Non-cash commodity derivative mark-to-market(a)	$(4.4)	$(84.2)	$99.2

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$17.4	$37.2	$1.3
Operating and maintenance expense	12.6	10.3	9.9
Depreciation and amortization expense	1.9	1.4	1.3
Other income	—	—	(1.5)
Other income — affiliate	(3.0)	—	—

Segment gross margin	$28.9	$48.9	$11.0

Non-cash commodity derivative mark-to-market(a)	$(1.0)	$0.8	$2.4

NGL Logistics segment:
Segment net income attributable to partners	$16.5	$6.9	$5.5
Operating and maintenance expense	3.7	1.2	1.0
Depreciation and amortization expense	2.6	1.4	1.4
Step acquisition – equity interest re-measurement gain	(9.1)	—	—
Earnings from unconsolidated affiliates	(0.8)	(1.9)	(0.8)

Segment gross margin	$12.9	$7.6	$7.1

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

Operating and Maintenance and General and Administrative Expense — Operating and maintenance expenses are costs associated with the operation of a specific asset and are primarily comprised of direct labor, ad valorem taxes, repairs and maintenance, lease expenses, utilities and contract services. These expenses fluctuate depending on the activities performed during a specific period. General and administrative expenses are as follows:

	Year Ended December 31,
	2010	2009	2008
Affiliate:
Omnibus Agreement	$9.9	$9.7	$9.8
Other — DCP Midstream, LLC	9.3	10.4	10.4
Other — affiliate	0.2	0.3	—

Total affiliate	19.4	20.4	20.2
Third Party	14.3	11.9	13.1

Total	$33.7	$32.3	$33.3

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. Under the Omnibus Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Omnibus Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering.

On January 1, 2011, we extended the omnibus agreement through December 31, 2011 for $10.2 million. The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support for our obligations related to commercial contracts with respect to its business or operations that were in effect at December 7, 2005 until the expiration of such contracts; and

•

Our general partner will have the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses, with the concurrence of the special committee of DCP Midstream GP, LLC’s board of directors.

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2010, 2009 and 2008, East Texas incurred $7.8 million, $8.5 million and $8.6 million, respectively, for general and administrative expenses from DCP Midstream, LLC, which includes expenses for our predecessor operations.

Outside of the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.5 million, $1.9 million and $1.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

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

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2010, 2009 and 2008. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

				Variance 2010 vs. 2009		Variance 2009 vs. 2008
	Year Ended December 31,			Increase (Decrease)	Percent	Increase (Decrease)	Percent
	2010(a)(b)	2009(a)(b)	2008(a)(b)
	(Millions, except as indicated)
Operating revenues:
Natural Gas Services(c)	$778.7	$583.7	$1,336.2	$195.0	33%	$(752.5)	(56)%
Wholesale Propane Logistics	473.2	348.2	483.0	125.0	36%	(134.8)	(28)%
NGL Logistics	17.6	10.5	11.3	7.1	68%	(0.8)	(7)%

Total operating revenues	1,269.5	942.4	1,830.5	327.1	35%	(888.1)	(49)%

Gross margin(d):
Natural Gas Services	195.1	109.7	331.4	85.4	78%	(221.7)	(67)%
Wholesale Propane Logistics	28.9	48.9	11.0	(20.0)	(41)%	37.9	345%
NGL Logistics	12.9	7.6	7.1	5.3	70%	0.5	7%

Total gross margin	236.9	166.2	349.5	70.7	43%	(183.3)	(52)%
Operating and maintenance expense	(79.8)	(69.7)	(77.4)	10.1	14%	(7.7)	(10)%
Depreciation and amortization expense	(73.7)	(64.9)	(53.2)	8.8	14%	11.7	22%
General and administrative expense	(33.7)	(32.3)	(33.3)	1.4	4%	(1.0)	(3)%
Step acquisition — equity interest re-measurement gain	9.1	—	—	9.1	100%	—	—%
Other income	1.0	—	1.5	1.0	100%	(1.5)	(100)%
Other income — affiliates	3.0	—	—	3.0	100%	—	—%
Earnings from unconsolidated affiliates(e)	23.8	18.5	18.2	5.3	29%	0.3	2%
Interest income	—	0.3	6.1	(0.3)	(100)%	(5.8)	(95)%
Interest expense	(29.1)	(28.3)	(32.8)	0.8	3%	(4.5)	(14)%
Income tax expense	(0.3)	(0.6)	(0.6)	(0.3)	(50)%	—	—%
Net income attributable to noncontrolling interests	(9.2)	(8.3)	(36.1)	0.9	11%	(27.8)	(77)%

Net income (loss) attributable to partners	$48.0	$(19.1)	$141.9	$67.1	*	$(161.0)	*

Other data:
Non-cash commodity derivative mark-to-market	$(5.4)	$(83.4)	$101.6	$78.0	94%	$(185.0)	*
Natural gas throughput (MMcf/d)(e)	1,168	1,072	961	96	9%	111	12%
NGL gross production (Bbls/d)(e)	33,521	28,831	28,000	4,690	16%	831	3%
Propane sales volume (Bbls/d)	22,350	22,278	21,053	72	—%	1,225	6%
NGL pipelines throughput (Bbls/d)(e)	38,282	30,160	31,407	8,122	27%	(1,247)	(4)%

*	Percentage change is not meaningful.

(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company since November 24, 2009, the date of acquisition, and the results of Michigan Pipeline & Processing, LLC, or MPP, since October 1, 2008, the date of acquisition, in our Natural Gas Services Segment.

Includes the results of Atlantic Energy, since July 30, 2010, the date of acquisition, in our Wholesale Propane Logistics segment.

Includes the results of our Wattenberg pipeline acquired from Buckeye Partners, L.P, since January 28, 2010, the date of acquisition, and an additional 50% interest in Black Lake acquired from an affiliate of BP PLC, since July 30, 2010, the date of acquisition, in our NGL Logistics segment. The acquisition of an additional 50% interest in Black Lake brought our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

The impact to our results related to Marysville, acquired on December 30, 2010, is not significant.

(b)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets. We do not utilize commodity derivative instruments for the proportionate interest in East Texas that is owned by DCP Midstream, LLC. As such, the portion of East Texas owned by DCP Midstream, LLC is unhedged. Our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009 corresponding with DCP Midstream, LLC’s ownership interest in East Texas in each period.

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC, in April 2009. The NGL Hedge was a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010. The NGL Hedge was for a total of 1.9 million barrels at $66.72 per barrel.

(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, East Texas, and Discovery and our proportionate earnings of Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•

$126.6 million increase primarily attributable to higher propane prices and our acquisition of Atlantic Energy in July 2010, which impact both sales and purchases, partially offset by a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather;

•

$122.7 million increase primarily attributable to higher commodity prices, which impact both sales and purchases, and an increase in NGL production, partially offset by changes in contract mix, increased fuel consumption, differences in gas quality, the impact of volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter, as well as a decrease in natural gas sales volumes across certain assets. 2009 results include the first quarter impact of a third party owned pipeline rupture, resulting in a fire at East Texas and our Wyoming pipeline integrity and system enhancement project;

•

$57.3 million increase related to commodity derivative activity. This increase includes a decrease in unrealized losses of $77.5 million due to movements in forward prices of commodities, partially offset by a decrease in realized cash settlement gains of $20.2 million due to generally higher average prices of commodities in 2010; and

•

$20.1 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of increased throughput volumes due to our Michigan and Wattenberg acquisitions, our acquisition of an additional 50% interest in Black Lake, our organic growth project in the Piceance Basin, as well as the renegotiation of commodity sensitive contracts to fee-based contracts.

Gross Margin — Gross margin increased in 2010 compared to 2009, primarily as a result of the following:

•

$85.4 million increase for our Natural Gas Services segment, primarily related to commodity derivative activity as explained in the operating revenue section above, higher commodity prices, increased fee-based throughput volumes resulting from the Michigan acquisition, our organic growth project in the Piceance Basin and the renegotiation of commodity sensitive contracts to fee-based contracts, partially offset by reduced natural gas basis spreads, increased fuel consumption, decreased natural gas volumes and differences in gas quality across certain of our assets, as well as the impact of volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter. 2009 results include the first quarter impact of a third party owned pipeline rupture, resulting in a fire at East Texas and operational downtime; and

•	$5.3 million increase for our NGL Logistics segment as a result of higher volumes from our Wattenberg pipeline acquisition and our acquisition of an additional 50% interest in Black Lake.

These increases were partially offset by:

•

$20.0 million decrease for our Wholesale Propane Logistics segment. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather. 2009 results reflect increased spot sales volumes and significantly higher per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

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

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$622.2 million decrease primarily attributable to decreased commodity prices, which impact both sales and purchases, and a decrease in natural gas sales volumes across certain assets. 2009 results include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas. Results in both years were impacted by hurricanes and operational downtime for our Natural Gas Services segment;

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

Gross Margin — Gross margin decreased in 2009 compared to 2008, primarily due to the following:

•

$221.7 million decrease for our Natural Gas Services segment primarily due to decreases related to commodity derivative activity, lower commodity prices and lower natural gas volumes across certain assets. These decreases include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas in the first quarter of 2009. The decreases were partially offset by increased fee-based throughput volumes due to our Michigan acquisitions. Results in both years were impacted by hurricanes and operational downtime.

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

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests decreased in 2009 primarily due to lower earnings at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2009 results include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Colorado and Wyoming systems, our East Texas systems, and our Michigan system.

				Variance 2010 vs. 2009		Variance 2009 vs. 2008
	Year Ended December 31,			Increase (Decrease)	Percent	Increae (Decrease)	Percent
	2010(a)(b)	2009(a)(b)	2008(a)(b)
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$684.2	$562.8	$1,185.2	$121.4	22%	$(622.4)	(53)%
Transportation, processing and other	102.1	87.3	79.1	14.8	17%	8.2	10%
(Losses) gains from commodity derivative activity(c)	(7.6)	(66.4)	71.9	58.8	89%	(138.3)	*

Total operating revenues	778.7	583.7	1,336.2	195.0	33%	(752.5)	(56)%
Purchases of natural gas and NGLs	583.6	474.0	1,004.8	109.6	23%	(530.8)	(53)%

Segment gross margin(d)	195.1	109.7	331.4	85.4	78%	(221.7)	(67)%
Operating and maintenance expense	(63.5)	(58.2)	(66.5)	5.3	9%	(8.3)	(12)%
Depreciation and amortization expense	(69.1)	(61.9)	(50.5)	7.2	12%	11.4	23%
Other income	1.0	—	—	1.0	100%	—	—%
Earnings from unconsolidated affiliates(e)	23.0	16.6	17.4	6.4	39%	(0.8)	(5)%

Segment net income	86.5	6.2	231.8	80.3	1,295%	(225.6)	(97)%
Segment net income attributable to noncontrolling interests	(9.2)	(8.3)	(36.1)	0.9	11%	(27.8)	(77)%

Segment net income (loss) attributable to partners	$77.3	$(2.1)	$195.7	$79.4	*	$(197.8)	*

Other data:
Natural gas throughput (MMcf/d)(e)	1,168	1,072	961	96	9%	111	12%
NGL gross production (Bbls/d)(e)	33,521	28,831	28,000	4,690	16%	831	3%

*	Percentage change is not meaningful.

(a)	Includes the results of certain companies that held natural gas gathering and treating assets purchased from MichCon Pipeline Company since November 24, 2009, the date of acquisition, and the results of MPP since October 1, 2008, the date of acquisition.

(b)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and 49.9% of East Texas unhedged for all periods subsequent to the first quarter of 2009.

(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.

(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, East Texas and Discovery and our proportionate share of the earnings of Discovery for each period presented. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•	$144.5 million increase attributable to increased commodity prices, which impact both sales and purchases;

•

$58.8 million increase related to commodity derivative activity. This increase includes a decrease in unrealized losses of $79.4 million due to movements in forward prices of commodities, partially offset by a decrease in realized cash settlement gains of $20.6 million due to generally higher average prices of commodities in 2010;

•

$30.0 million increase as a result of increased NGL production and a change to a contract with an affiliate in the Piceance Basin, such that certain revenues changed from a net presentation in transportation, processing and other to a gross presentation in sales of natural gas, NGLs and condensate; and

•

$14.8 million increase primarily as a result of increased fee-based throughput volumes resulting from the Michigan acquisition, our organic growth project in the Piceance Basin, as well as the renegotiation of commodity sensitive contracts to fee-based contracts partially offset by decreases across certain assets.

These increases were partially offset by:

•

$53.5 million decrease due primarily to the impact of changes in contract mix, increased fuel consumption, differences in gas quality, a decrease in natural gas sales volume across certain of assets, as well as volume curtailments due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter. 2009 results include the first quarter impact of a third party owned pipeline rupture, resulting in a fire at East Texas, and our Wyoming pipeline integrity and system enhancement project.

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

Segment Gross Margin — Segment gross margin increased in 2010 compared to 2009, primarily as a result of the following:

•	$58.8 million increase related to commodity derivative activities as discussed in the Operating Revenues section above;

•	$31.2 million increase as a result of higher commodity prices; and

•

$14.8 million increase as a result of increased fee-based throughput volumes resulting from the Michigan acquisition, our organic growth project in the Piceance Basin, as well as the renegotiation of commodity sensitive contracts to fee-based contracts partially offset by decreases across certain assets.

These increases were partially offset by:

•

$19.4 million decrease attributable to reduced natural gas basis spreads, increased fuel consumption, the impact of changes in contract mix, differences in gas quality, the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter and other natural gas volume reductions across certain of our assets. 2009 results include the first quarter impact of a third party owned pipeline rupture, resulting in a fire at East Texas and our Wyoming pipeline integrity and system enhancement project.

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

Other income — Other income relates to our reassessment of the fair value of contingent consideration for our acquisition of an additional 5% interest in Collbran from Delta Petroleum Company, or Delta, in February 2010.

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

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2010 compared to 2009, as a result of increased fee-based throughput volumes from our Michigan acquisition, and increased volumes at Discovery, partially offset by decreased volumes across certain assets. 2010 results include the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter. 2009 results include the first quarter impact of operational downtime following the hurricanes, a third party owned pipeline rupture resulting in a fire at East Texas and our Wyoming pipeline integrity and system enhancement project.

NGL Gross Production — NGL production increased in 2010 compared to 2009, due primarily to increased volumes from our Piceance Basin expansion project and increased NGL production at Discovery. 2010 results include the impact of volume curtailment due to plant shutdowns and producer wellhead freeze offs as a result of near record cold weather at East Texas and North Louisiana in the first quarter. 2009 results include the first quarter impact of operational downtime following the hurricanes, a third party owned pipeline rupture resulting in a fire at East Texas and our Wyoming pipeline integrity and system enhancement project.

Year Ended December 31, 2009 vs. Year Ended December 31, 2008

Total Operating Revenues — Total operating revenues decreased in 2009 compared to 2008, primarily due to the following:

•

$560.1 million decrease attributable to decreased commodity prices, which impact both sales and purchases, and includes the results of East Texas for which the portion owned by DCP Midstream, LLC is unhedged;

•

$138.3 million decrease related to commodity derivative activity. This increase in losses includes an increase in unrealized losses of $183.2 million due to forward prices of commodities increasing in 2009 compared to 2008, partially offset by an increase in realized cash settlement gains of $44.9 million due to generally lower average prices of commodities in 2009; and

•

$62.1 million decrease due primarily to a decrease in natural gas sales volumes across certain assets, partially offset by increased revenues due to contractual amendments such that certain revenues changed from a net presentation to a gross presentation. These results include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas in the first quarter of 2009. Results in both years include the impact of hurricanes and our Wyoming pipeline integrity and system enhancement project.

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

•

$21.1 million decrease, primarily due to lower natural gas volumes across certain assets. These decreases include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas in the first quarter of 2009. Results in both years include the impact of hurricanes and our Wyoming pipeline integrity and system enhancement project.

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

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests decreased in 2009 compared to 2008 primarily as a result of decreased net income at East Texas, for which the portion owned by DCP Midstream, LLC is unhedged. 2009 results include the impact of a third party owned pipeline rupture resulting in a fire at East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2009 compared to 2008, due to increased fee-based throughput volumes from our Michigan acquisitions and increased volumes from the Tahiti project at Discovery, partially offset by decreased volumes across certain assets. Results in both years include the impact of hurricanes and operational downtime following the hurricanes. 2009 results include the impact of a third party owned pipeline rupture resulting in a fire at East Texas during the first quarter.

NGL Gross Production — NGL production increased in 2009 compared to 2008, due primarily to increased NGL production from Discovery. Results in both periods include the impact of hurricanes and operational downtime and our Wyoming system pipeline integrity and enhancement project. 2009 results also include the impact of a third party owned pipeline rupture, resulting in a fire at East Texas during the first quarter.

Results of Operations — Wholesale Propane Logistics Segment

This segment includes our propane transportation facilities, which includes one owned underground storage facility, six owned rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Year Ended December 31,			Variance 2010 vs. 2009		Variance 2009 vs. 2008
	2010(a)	2009	2008	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$473.8	$347.2	$482.1	$126.6	36%	$(134.9)	(28)%
Transportation, processing and other	0.3	0.4	1.1	(0.1)	(25)%	(0.7)	(64)%
(Losses) gains from commodity derivative activity	(0.9)	0.6	(0.2)	(1.5)	*	0.8	*

Total operating revenues	473.2	348.2	483.0	125.0	36%	(134.8)	(28)%
Purchases of propane	444.3	299.3	472.0	145.0	48%	(172.7)	(37)%

Segment gross margin(b)	28.9	48.9	11.0	(20.0)	(41)%	37.9	345%
Operating and maintenance expense	(12.6)	(10.3)	(9.9)	2.3	22%	0.4	4%
Depreciation and amortization expense	(1.9)	(1.4)	(1.3)	0.5	36%	0.1	8%
Other income — affiliates	3.0	—	1.5	3.0	100%	(1.5)	(100)%

Segment net income attributable to partners	$17.4	$37.2	$1.3	$(19.8)	(53)%	$35.9	2,762%

Operating Data:
Propane sales volume (Bbls/d)	22,350	22,278	21,053	72	—%	1,225	6%

*	Percentage change is not meaningful.

(a)	Includes the results of Atlantic Energy, since July 30, 2010, the date of acquisition.

(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “How We Evaluate Our Operations” above.

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the following:

•	$111.7 million increase attributable to higher propane prices, which impact both sales and purchases; and

•	$35.4 million increase attributable to our acquisition of Atlantic Energy in July 2010.

This increase was partially offset by:

•	$20.5 million decrease attributable to a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather;

•	$1.5 million decrease due to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2010 compared to 2009 as a result of higher propane prices, which impact both sales and purchases, and our acquisition of Atlantic Energy in July 2010, partially offset by decreased propane sales volumes.

Segment Gross Margin — Segment gross margin decreased in 2010 compared to 2009. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather, partially offset by our acquisition of Atlantic Energy in July 2010. 2009 results reflect a late winter, increased spot sales volumes and significantly higher per unit margins, approximately $6.0 million of which was attributable to the sale of inventory that was written down at the end of the fourth quarter of 2008.

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

Propane Sales Volume — Propane sales volumes were stable in 2010 compared to 2009. 2010 results reflect increased volumes due to our acquisition of Atlantic Energy, offset by a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather. 2009 results reflect a late winter and increased spot sales volume.

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

Propane Sales Volume — Propane sales volumes increased 6% in 2009 compared to 2008.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze and Wattenberg NGL and Black Lake transportation pipelines:

	Year Ended December 31,			Variance 2010 vs. 2009		Variance 2009 vs. 2008
	2010(a)	2009	2008	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of NGLs	$4.7	$3.0	$5.4	$1.7	57%	$(2.4)	(44)%
Transportation, processing and other	12.9	7.5	5.9	5.4	72%	1.6	27%

Total operating revenues	17.6	10.5	11.3	7.1	68%	(0.8)	(7)%
Purchases of NGLs	4.7	2.9	4.2	1.8	62%	(1.3)	(31)%

Segment gross margin(b)	12.9	7.6	7.1	5.3	70%	0.5	7%
Operating and maintenance expense	(3.7)	(1.2)	(1.0)	2.5	208%	0.2	20%
Depreciation and amortization expense	(2.6)	(1.4)	(1.4)	1.2	86%	—	—%
Step acquisition — equity interest re-measurement gain	9.1	—	—	9.1	100%	—	—%
Earnings from unconsolidated affiliates(c)	0.8	1.9	0.8	(1.1)	(58)%	1.1	138%

Segment net income attributable to partners	$16.5	$6.9	$5.5	$9.6	139%	$1.4	25%

Operating data:
NGL pipelines throughput (Bbls/d)(c)	38,282	30,160	31,407	8,122	27%	(1,247)	(4)%

(a)	Includes the results of our Wattenberg pipeline acquired from Buckeye Partners, L.P, since January 28, 2010, the date of acquisition, and an additional 50% interest in Black Lake acquired from an affiliate of BP PLC, since July 30, 2010 the date of acquisition.

The acquisition of an additional 50% interest in Black Lake brought our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

The impact to our results related to Marysville, acquired on December 30, 2010, is not significant.

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

Year Ended December 31, 2010 vs. Year Ended December 31, 2009

Total Operating Revenues — Total operating revenues increased in 2010 compared to 2009, primarily as a result of the Wattenberg pipeline acquisition, our acquisition of an additional 50% interest in Black Lake. 2009 results include the first quarter impact of decreased throughput volumes resulting from ethane rejection and lower volumes at certain connected processing plants.

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

NGL Pipelines Throughput — NGL pipelines throughput increased in 2010 compared to 2009, as a result of increased volumes from the Wattenberg pipeline acquisition and our acquisition of an additional 50% interest in Black Lake. 2009 results include the first quarter impact of ethane rejection and lower volumes at certain connected processing plants.

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

We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

In 2010, we executed two public equity offerings which generated net proceeds $189.3 million. The proceeds from the equity issuances were used primarily to fund our growth strategy, including acquisitions and organic expansion. The 2010 acquisitions included our purchase of the Wattenberg NGL pipeline, the Chesapeake marine terminal, an additional interest in our Black Lake NGL pipeline and the Marysville NGL storage facility for total cash consideration, net of cash acquired of $203.3 million. Our portion of expansion capital expenditures for 2010 was $30.3 million. Additionally, we used the proceeds to fund our January 2011 $150.0 million acquisition of a 33.3% interest in Southeast Texas from DCP Midstream, LLC. The balance of the capital requirements were funded through borrowing on our revolving credit facility.

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

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2015 with fixed price commodity swaps and collar arrangements. For additional information regarding our derivative activities, please read “— Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities.”

Our banking group is comprised of various financial institutions, of which certain institutions have recently merged. We do not expect the aggregate contractual financial commitment of these institutions to us to change during the remaining life of our existing credit agreement as a result of these mergers.

Our Credit Agreement consists of a revolving credit facility with capacity of $850.0 million, which matures on June 21, 2012. As of December 31, 2010, the outstanding balance on the revolving credit facility was $398.0 million resulting in unused revolver capacity of $419.9 million, of which approximately $265.0 million was available for general working capital purposes. Effective June 28, 2010, we transferred both the funded and the unfunded portions of the former Lehman Brothers Commercial Bank’s commitment to Morgan Stanley. The transfer reinstated $25.4 million of available capacity to our revolving credit facility.

Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of February 25, 2011, we had approximately $324.5 million of unused capacity under the Credit Agreement.

On May 26, 2010, we filed a universal shelf registration statement on Form S-3 with the SEC with a maximum aggregate offering price of $1.5 billion, to replace an existing shelf registration statement. The universal shelf registration statement will allow us to register and issue additional common units and debt securities.

In August 2010, we issued 2,990,000 common units at $32.57 per unit. We received proceeds of $93.1 million, net of offering costs, which we used to repay funds borrowed under the revolver portion of our Credit Facility.

In September 2010, we issued $250.0 million of 3.25% Senior Notes due October 1, 2015. We received net proceeds, after deducting underwriting discounts and offering expenses, of $247.7 million, which we used to repay funds borrowed under the revolver portion of our Credit Facility.

In November 2010, we issued 2,875,000 common units at $34.96 per unit. We received proceeds of $96.2 million, net of offering costs which we used to fund the Southeast Texas acquisition.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of February 25, 2011, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $75.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on $75.0 million of these guarantees. As of February 25, 2011, we had a contingent issuance letter of credit facility for up to $10.0 million, on which we pay a fee of 0.50% per annum. As of February 25, 2011, we had no letters of credit issued on this facility; we will pay a net fee of 1.75% per annum on letters of credit issued on this facility. These parental guarantees and contingent issuance letter of credit facility reduce the amount of cash we may be required to post as collateral. This contingent issuance letter of credit facility was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of February 25, 2011, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for certain commodity derivative instruments guaranteed by us or DCP Midstream, LLC are generally dependent on our or DCP Midstream, LLC’s credit ratings and the thresholds could be reduced to $0 in the event that our individual credit ratings were to fall below investment grade.

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

Southeast Texas is owned 33.33% by us and 66.67% by two wholly-owned subsidiaries of DCP Midstream, LLC. Southeast Texas is managed by a three-member management committee, consisting of one representative appointed by us and two representatives from DCP Midstream, LLC. The members of the management committee have voting power corresponding to their respective ownership interests in Southeast Texas. Southeast Texas must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. In the event Southeast Texas has insufficient available cash for a quarterly distribution (including pursuant to our fee-based arrangement), DCP Midstream, LLC will assign its distribution rights, or contribute any distribution deficiency to Southeast Texas, the sole use of which shall be to pay the distribution deficiency owing to us related to our fee-based arrangement on storage and transportation gross margin, based on storage capacity and tailgate volumes. The management committee, by majority approval, will determine the amount of the distributions. Calls for capital contributions are determined by a vote of the management committee and require unanimous approval of the owners except in certain situations, such as the breach or default of a material agreement or payment obligation, that are reasonably likely to have a material adverse effect on the business, operations or financial condition of Southeast Texas.

Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced by our quarterly distributions, which are required under the terms of our partnership agreement based on Available Cash, as defined in the partnership agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, borrowings of and payments on debt, capital expenditures, and increases or decreases in restricted investments and other long-term assets.

We had working capital of $21.9 million as of December 31, 2010 and $6.6 million as of December 31, 2009. Included in these working capital amounts are net derivative working capital liabilities of $41.1 million and $34.2 million as of December 31, 2010 and December 31, 2009, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of December 31, 2010, we had $6.7 million in cash and cash equivalents. Of this balance, as of December 31, 2010, $0.8 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes. Congress recently passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which has the potential to impact our cash collateral requirements for our derivative positions depending on the final regulations adopted by the United States Commodity Futures Trading Commission and the SEC.

Cash Flow — Operating, investing and financing activities was as follows:

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Net cash provided by operating activities	$140.8	$107.9	$177.6
Net cash used in investing activities	$(241.6)	$(163.8)	$(192.2)
Net cash provided by (used in) financing activities	$105.4	$(3.9)	$47.2

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

We paid net cash for settlement of our commodity derivative instruments of $3.6 million for the year ended December 31, 2010, net of cash receipts of $6.2 million of which was associated with rebalancing our portfolio, and received cash for settlement of our commodity derivative instruments for the year ended

December 31, 2009 of $16.6 million, approximately $4.8 million of which was associated with rebalancing our portfolio. In addition, we received $3.6 million from DCP Midstream, LLC, related to the sale of surplus equipment as of December 31, 2010, which has been treated as an operating cash flow, because the title to the equipment was not transferred to DCP Midstream, LLC as of the balance sheet date.

We and our predecessors received cash distributions from unconsolidated affiliates of $30.0 million, $20.2 million and $38.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. Distributions exceeded earnings by $6.2 million, $1.7 million and $20.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during 2010 was comprised of: (1) acquisition expenditures of $203.3 million related to our acquisition of Atlantic Energy, the Wattenberg NGL pipeline, Marysville and an additional 55% interest in Black Lake; (2) capital expenditures of $50.7 million (our portion of which was $35.9 million and the noncontrolling interest holders’ portion was $14.8 million); and (3) investments in Discovery of $2.3 million; partially offset by (4) net proceeds from sale of available-for-sale securities of $10.1 million; (5) proceeds from sale of assets of $3.4 million; and (6) a return of investment from Discovery of $1.2 million.

Net cash used in investing activities during 2009 was primarily used for: (1) capital expenditures of $164.8 million (our portion of which was $79.7 million and the noncontrolling interest holders’ portion was $85.1 million), which primarily consisted of expenditures for installation of compression and expansion of our East Texas system, expansion of our Colorado system, and the completion of pipeline integrity system upgrades to our Wyoming system; (2) acquisition expenditure of $44.5 million, primarily related to the acquisition of certain companies that held natural gas gathering and treating assets from MichCon Pipeline Company of $45.1 million; and (3) investments in Discovery of $7.0 million, partially offset by (4) net proceeds from sale of available-for-sale securities of $50.0 million; (5) a return of investment from Discovery of $2.2 million; and (6) proceeds from sale of assets of $0.3 million.

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

Net Cash Provided By (Used in) Financing Activities — Net cash provided by financing activities during 2010 was comprised of: (1) borrowings of $868.2 million; (2) proceeds from the issuance of common units net of offering costs of $189.3 million; and (3) contributions from noncontrolling interests of $13.8 million; partially offset by (4) repayments of debt of $833.4 million; (5) distributions to our unitholders and general partner of $101.9 million; (6) distributions to noncontrolling interests of $25.6 million; (7) purchase of additional interest in a subsidiary of $3.5 million; (8) payment of deferred financing costs of $2.1 million; and (9) contributions from DCP Midstream, LLC of $0.6 million.

During 2010, total outstanding indebtedness under our $850.0 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the Credit Agreement, was not less than $300.5 million and did not exceed $722.4 million. The weighted-average indebtedness outstanding under the revolving credit facility was $622.5 million, $625.9 million, $634.7 million and $347.9 million for the first, second, third and fourth quarters of 2010, respectively.

We had unused revolver capacity, which is available commitments under the Credit Agreement of $209.3 million, $234.6 million, $486.5 million and $419.9 million at the end of the first, second, third and fourth quarters of 2010, respectively.

During 2010, we had the following net movements on our revolving credit facility:

•	$247.7 million repayment financed by the issue of $250.0 million of 3.25% Senior Notes due October 1, 2015;

•	$93.1 million repayment financed by the issue of 2,990,000 common units in August 2010; and

•	$96.2 million repayment financed by the issue of 2,875,000 common units in November 2010; partially offset by

•	$66.3 million borrowing to fund the acquisition of Atlantic Energy, which includes $17.3 million for propane inventory and working capital;

•	$16.3 million net borrowings for general corporate purposes;

•	$22.0 million borrowing to fund the acquisition of the Wattenberg pipeline;

•	$16.6 million borrowing to fund the acquisition of an additional 55% interest in Black Lake;

•	$100.8 million borrowing to fund the acquisition of Marysville, which includes $6.0 million for inventory and working capital; and

•	$10.0 million borrowing to fund repayment of our term loan facility.

During 2010, we had a repayment of $10.0 million on our term loan facility and released $10.0 million of restricted investments which were required as collateral for the facility.

Net cash used in financing activities during 2009 was comprised of: (1) repayments of debt of $280.5 million; (2) distributions to our unitholders and general partner of $85.3 million; and (3) distributions to noncontrolling interests of $27.0 million, partially offset by (4) borrowings of $237.0 million; (5) contributions from non controlling interests of $78.7 million; (6) the issuance of common units for $69.5 million, net of offering costs; (7) net changes in advances to predecessor from DCP Midstream, LLC of $3.0 million; and (8) contributions from DCP Midstream, LLC of $0.7 million.

During 2009, total outstanding indebtedness under our $850.0 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $608.3 million and did not exceed $656.8 million. The weighted average indebtedness outstanding was $656.7 million, $644.4 million, $638.3 million and $620.4 million for the first, second, third and fourth quarters of 2009, respectively.

We had liquidity, which is available commitments under the Credit Agreement of $239.3 million, $221.3 million, $221.3 million and $221.3 million at the end of the first, second, third and fourth quarters of 2009, respectively.

During 2009, we had the following net movements on our Credit Agreement:

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

During 2008, total outstanding indebtedness under our $850.0 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the credit agreement, was not less than $630.2 million and did not exceed $735.3 million. The weighted average indebtedness outstanding was $643.1 million, $690.0 million, $655.4 million and $666.6 million for the first, second, third and fourth quarters of 2008, respectively.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10.0 million and $15.0 million, and expenditures for expansion capital of between $35.0 million and $50.0 million, for the year ending December 31, 2011 including $10.0 million for the expansion to storage capacity at our Southeast Texas system. The board of directors may approve additional growth capital during the year, at their discretion.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$5.6	$30.3	$35.9	$12.6	$67.1	$79.7
Noncontrolling interest portion	6.4	8.4	14.8	21.3	63.8	85.1

Total	$12.0	$38.7	$50.7	$33.9	$130.9	$164.8

	Year Ended December 31, 2008
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$13.6	$29.2	$42.8
Noncontrolling interest portion	11.5	18.4	29.9

Total	$25.1	$47.6	$72.7

In addition, we invested cash in unconsolidated affiliates of $2.3 million, $7.0 million and $7.4 million during the years ended December 31, 2010, 2009 and 2008, respectively, of which $2.3 million, $2.8 million and $5.8 million, respectively, was to fund our share of capital expansion projects, and $4.2 million in 2009, was to fund repairs to Discovery following damage caused by hurricane Ike in 2008 (of which $1.2 and $2.2 million was returned to us by Discovery during 2010 and 2009, respectively).

Capital expenditures decreased in 2010 compared to 2009 as a result of the substantial completion during 2009 of our expansion projects in our Colorado and East Texas systems.

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

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, issuance of long-term debt and the issuance of additional partnership units. If these sources are not sufficient, we will reduce our discretionary spending.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner, including payment to our general partner related to our incentive distribution rights, of $101.9 million, $85.3 million and $76.2 million during 2010, 2009 and 2008, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of an $850.0 million revolving credit at December 31, 2010. The Credit Agreement matures on June 21, 2012. As of December 31, 2010, the outstanding balance on the revolving credit facility was $398.0 million resulting in unused revolver capacity of $419.9 million, of which approximately $265.0 million was available for general working capital purposes. The term loan was repaid during the first quarter of 2010.

Our obligations under the revolving credit facility are unsecured. The term loan facility, which was repaid during the first quarter of 2010, was secured at all times by high-grade securities, which we classified as restricted investments in the accompanying consolidated balance sheets, in an amount equal to or greater than the outstanding principal amount of the term loan. Any portion of the term loan balance may be repaid at any time, and we would then have access to a corresponding amount of the collateral securities. Upon any prepayment of term loan borrowings, the amount of our revolving credit facility will automatically increase to the extent that the repayment of our term loan facility is made in connection with an acquisition or construction of assets in the midstream energy business. The unused portion of the revolving credit facility may be used for letters of credit. At December 31, 2010 and 2009, we had outstanding letters of credit issued under the Credit Agreement of $32.1 million and $0.3 million, respectively.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wells Fargo Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our credit rating. As of December 31, 2010, the weighted-average interest rate on our revolving credit facility was 1.14% per annum. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wells Fargo Bank’s prime rate or the Federal Funds rate plus 0.50%.

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

Description of Debt Securities

On September 30, 2010, we issued $250.0 million of 3.25% Senior Notes due October 1, 2015. We received net proceeds of $247.7 million, net of underwriters’ fees, related expense and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The notes will mature on October 1, 2015 unless redeemed prior to maturity.

We incurred $2.1 million of underwriters’ fees and related expense with the issue of the notes, which we deferred in other long term assets in our consolidated balance sheets. We will amortize these costs over the term of the notes.

The notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to these notes. The securities are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of December 31, 2010, is as follows:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and Thereafter
	(Millions)
Long-term debt(a)	$735.1	$33.2	$432.8	$269.1	$—
Operating lease obligations(b)	43.8	15.8	22.1	4.7	1.2
Purchase obligations(c)	614.0	324.0	176.0	65.4	48.6
Other long-term liabilities(d)	12.1	—	0.5	0.3	11.3

Total	$1,405.0	$373.0	$631.4	$339.5	$61.1

(a)	Includes interest payments on long-term debt that has been hedged and on debt securities that have been issued. These interest payments are $33.2 million, $34.8 million and $19.1 million for 2011, 2012-2013 and 2014-2015, respectively. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.

(c)	Our purchase obligations are contractual obligations and include $3.8 million of purchase orders for capital expenditures and $610.2 million of various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business. For contracts where the price paid is based on an index, the amount is based on the forward market prices at December 31, 2010. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)	Other long-term liabilities include $10.8 million of asset retirement obligations and $1.3 million of environmental reserves recognized in the consolidated balance sheet at December 31, 2010.

We have no items that are classified as off balance sheet obligations.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories
Inventories, which consist of NGLs and natural gas, are recorded at the lower of weighted-average cost or market value.	Judgment is required in determining the market value of inventory, as the geographic location impacts market prices, and quoted market prices may not be available for the particular location of our inventory.	If the market value of our inventory is lower than the cost, we may be exposed to losses that could be material. If commodity prices were to decrease by 10% below our December 31, 2010 weighted-average cost, our net income would be affected by approximately $6.5 million.

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when allocating the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We completed our impairment testing of goodwill using the methodology described herein, and determined there was no impairment. Key assumptions in the analysis include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices and throughput volumes. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. We have not recorded any impairment charges on goodwill during the year ended December 31, 2010. The carrying value of goodwill as of December 31, 2010 by reporting unit was $52.8 million for our Colorado system, $36.9 million for our Wholesale Propane Logistics business and $10.0 million for our Michigan system, totaling $99.7 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.	Our impairment analyses may require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. These techniques are also used when allocating the purchase price to acquired assets and liabilities.	Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2010. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. The carrying value of our long-lived assets as of December 31, 2010 was $1,256.1 million.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.	Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2010. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value. The carrying value of our unconsolidated affiliates as of December 31, 2010 was $104.3 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the contractual settlement period impacts earnings. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and the expected relationship with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2010 would have affected net income by approximately $7.2 million for the year ended December 31, 2010.

Accounting for Equity-Based Compensation
Our long-term incentive plan permits for the grant of restricted units, phantom units, unit options and substitute awards. Equity-based compensation expense is recognized over the vesting period or service period of the related awards. We estimate the fair value of each award, and the number of awards that will ultimately vest, at the end of each period.	Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees and the achievement of certain performance targets over the performance period.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in compensation expense.

Accounting for Asset Retirement Obligations
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate, and increases due to the passage of time based on the time value of money until the obligation is settled.	Estimating the fair value of asset retirement obligations requires management to apply judgment to evaluate the necessary retirement activities, estimate the costs to perform those activities, including the timing and duration of potential future retirement activities, and estimate the risk free interest rate. When making these assumptions, we consider a number of factors, including historical retirement costs, the location and complexity of the asset and general economic conditions.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2010 would impact our net income by approximately $0.1 million.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, or ASU 2010-29 — In December 2010, the FASB issued ASU 2010-29 which amended Accounting Standards Codification, or ASC, Topic 805 “Business Combinations” to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after January 1, 2011 and we will disclose information in accordance with the ASU within all financial statements issued after the effective date.

ASU 2010-28 “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, or ASU 2010-28 — In December 2010, the FASB issued ASU 2010-28 which amended ASC Topic 350 “Goodwill and Other”. ASU 2010-28 requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of ASU 2010-28 became effective for us on January 1, 2011, and we will disclose information in accordance with the ASU within all financial statements issued after the effective date.

ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which amended ASC Topic 820-10 “Fair Value Measurement and Disclosures—Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which is effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we have disclosed information in accordance with the revised provisions of ASU 2010-06 within this filing.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC Topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This ASU became effective for us on January 1, 2010 and upon adoption we did not change our conclusions on which entities we consolidate in our consolidated financial statements.

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 became effective for us on January 1, 2011 and there was no impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

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

See Note 12, Risk Management and Hedging Activities, of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the accounting for derivative contracts.

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

At December 31, 2010, we had interest rate swap agreements totaling $450.0 million, of which we have designated $275.0 million as cash flow hedges and account for the remaining $175.0 million under the mark-to-market method of accounting. As we expect to have variable rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these agreements mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014. Based on our current operations we believe our interest rate swap agreements adequately mitigate our interest rate risk associated with our variable rate debt. As of February 25, 2011, we had interest rate swap agreements totaling $450.0 million, of which we have designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting.

At December 31, 2009, we had interest rate swap agreements totaling $575.0 million, all of which we had designated as cash flow hedges. In conjunction with the issuance of $250.0 million of 3.25% Senior Notes, we paid down our revolving credit facility, discontinued hedge accounting on $225.0 million of our existing swap agreements, terminated certain swap agreements for $1.3 million, and modified certain swap agreements to reduce the total outstanding amount by $125.0 million. Additionally, the term on $150.0 million of the swap agreements was extended through June 2014. This resulted in $450.0 million of these swap agreements mitigating our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014.

At December 31, 2010, the effective weighted-average interest rate on our outstanding debt was 4.42%, taking into account our interest rate swap agreements totaling $450.0 million.

Based on the annualized unhedged borrowings under our credit facility of $123.0 million as of December 31, 2010, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.6 million annualized increase or decrease in interest expense.

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

Commodity Cash Flow Protection Activities — We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various fixed price swaps and collar arrangements to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.

We enter into derivative financial instruments to mitigate a portion of the cash flow risk of decreased natural gas, NGL and condensate prices associated with our percent-of-proceeds arrangements and gathering operations. We also may enter into natural gas derivatives to lock in margin around our transportation or leased storage assets. Historically, there has been a strong relationship between NGL prices and crude oil prices, with some recent exceptions and lack of liquidity in the NGL financial market; therefore we have historically used crude oil swaps and costless collars to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is at a discount to historical ranges, we experience additional exposure as a result of the relationship. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk through 2015.

The derivative financial instruments we have entered into are typically referred to as “swap” contracts and “collar” arrangements. These swap contracts entitle us to receive payment at settlement from the counterparty to the contract to the extent that the reference price is below the swap price stated in the contract, and we are required to make payment at settlement to the counterparty to the extent that the reference price is higher than the swap price stated in the contract.

We are using the mark-to-market method of accounting for all commodity derivative instruments, which has significantly increased the volatility of our results of operations as we recognize, in current earnings, all non-cash gains and losses from the mark-to-market on derivative activity.

We also use commodity collar arrangements which include the combination of a sold call and a purchased put. The sold call establishes the maximum prices that we will receive for contracted commodity volumes, and the purchased put establishes the minimum price that we will receive.

The following tables set forth additional information about our fixed price commodity swaps and collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of February 25, 2011:

Commodity Swaps

Period	Commodity	Notional Volume	Reference Price	Price Range
January 2011 — December 2014	Natural Gas	500 MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline(a)	$5.06/MMBtu

January 2011 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price(b)	$4.87/MMBtu

March 2011 — December 2011	Natural Gas	400MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel(d)	$4.21/MMBtu

January 2011 — December 2011	Crude Oil	2,600 Bbls/d	Asian-pricing of NYMEX crude oil futures(c)	$56.75 - $83.80/Bbl

January 2012 — December 2012	Crude Oil	2,325 Bbls/d	Asian-pricing of NYMEX crude oil futures(c)	$66.72 - $99.85/Bbl

January 2013 — December 2013	Crude Oil	2,250 Bbls/d	Asian-pricing of NYMEX crude oil futures(c)	$67.60 - $99.85/Bbl

January 2014 — December 2014	Crude Oil	1,500 Bbls/d	Asian-pricing of NYMEX crude oil futures(c)	$74.90 - $96.08/Bbl

January 2015 — December 2015	Crude Oil	1,000 Bbls/d	Asian-pricing of NYMEX crude oil futures(c)	$92.00 - $100.04/Bbl

April 2011 — December 2011	NGLS	405 Bbls/d	Mt. Belvieu Non-TET(e)	$0.55 - $2.38/Gal

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The Inside FERC monthly published index price for natural gas delivered into the Houston Ship Channel area.

(e)	The average monthly OPIS price for Mt. Belvieu Non-TET.

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range
January 2011 — December 2012	Crude Oil	200 Bbls/d(a)	Asian-pricing of NYMEX crude oil futures(b)	$80.00 - $97.40/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.

(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

At December 31, 2010, the aggregate fair value of the fixed price commodity swaps and collar arrangements described above was a net loss of $62.6 million.

Our annual sensitivities for 2011 as shown in the table below, exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize derivatives to mitigate a portion of our commodity price exposure for NGLs, and show our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$1.00	MMBtu	$0.4
Crude oil prices(a)	$5.00	Barrel	$2.5
NGL to crude oil price relationship(b)	5 percentage point change	Barrel	$7.7

(a)	Assuming 60% NGL to crude oil price relationship.

(b)	Assuming 60% NGL to crude oil price relationship and $80.00/Bbl crude oil price. Generally, this sensitivity changes by $1.9 million for each $20.00/Bbl change in the price of crude oil. As crude oil prices increase from $80.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $80.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

We estimate the following non-cash sensitivities in 2011 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to-Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$1.4
Crude oil prices	$5.00	Barrel	$16.6
NGL prices	$0.10	Gallon	$0.5

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The above Commodity Sensitivities Excluding Non-Cash Mark-to-Market Activity and Non-Cash Mark-to-Market Sensitivities tables exclude our collar arrangements. These collar arrangements represent approximately 5% of our commodity derivative instruments.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil, with some notable exceptions in late 2008 and early 2009, when NGL pricing was at a greater discount to crude oil pricing. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2015. Given the historical relationship between NGL prices and crude oil prices and the lack of liquidity in the NGL financial market, we have generally used crude oil derivative instruments to mitigate a portion of NGL price risk. When the relationship of NGL prices to crude oil prices is at a discount to historical ranges, we experience additional exposure as a result of the relationship.

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

Other Asset-Based Activities — Our operations of gathering, processing, and transporting natural gas, and the accompanying operations of transporting, producing and marketing of NGLs create commodity price risk due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and condensate. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. We occasionally will enter into financial derivatives to lock in time spreads and price differentials across the Pelico system to maximize the value of pipeline capacity.

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

	Fair Value of Contracts as of December 31, 2010
Sources of Fair Value	Total	Maturity in 2011	Maturity in 2012-2013	Maturity in 2014-2015	Maturity in 2016 and Thereafter
	(Millions)
Prices supported by quoted market prices and other external sources	$(90.0)	$(41.3)	$(43.7)	$(5.0)	$—
Prices based on models or other valuation techniques	$—	$0.2	$—	$(0.2)	$—

Total	$(90.0)	$(41.1)	$(43.7)	$(5.2)	$—

The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, our New York Mercantile Exchange, or NYMEX, positions in natural gas, NGLs and crude oil. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from SunGard Kiodex and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream GP, LLC

Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Company which is accounted for by the use of the equity method. The Company’s equity in Discovery’s net assets of $139,233,000 and $145,727,000 at December 31, 2010 and 2009, respectively, and in Discovery’s net income of $20,570,000, $14,204,000 and $13,759,000 for the years ended December 31, 2010, 2009, and 2008, respectively, are included in the accompanying consolidated financial statements. Discovery’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give retroactive effect to the April 1, 2009 acquisition by the Company of an additional 25.1% of DCP East Texas Holdings, LLC from DCP Midstream, LLC, as a combination of entities under common control, and have been accounted for in a manner similar to a pooling of interests as described in Note 1 to the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 1, 2011

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.7	$2.1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.5 million and $0.5 million, respectively	89.3	78.7
Affiliates	61.7	73.8
Inventories	65.2	34.2
Unrealized gains on derivative instruments	1.9	7.3
Assets held for sale	6.2	—
Other	2.1	1.6

Total current assets	233.1	197.7
Restricted investments	—	10.0
Property, plant and equipment, net	1,169.1	1,000.1
Goodwill	99.7	92.1
Intangible assets, net	87.0	60.5
Investments in unconsolidated affiliates	104.3	114.6
Unrealized gains on derivative instruments	1.4	2.0
Other long-term assets	6.0	4.5

Total assets	$1,700.6	$1,481.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$99.1	$85.5
Affiliates	37.6	43.1
Unrealized losses on derivative instruments	43.0	41.5
Other	31.5	21.0

Total current liabilities	211.2	191.1
Long-term debt	647.8	613.0
Unrealized losses on derivative instruments	50.3	58.0
Other long-term liabilities	53.1	14.0

Total liabilities	962.4	876.1

Commitments and contingent liabilities:

Equity:
Common unitholders (40,478,383 and 34,608,183 units issued and outstanding, respectively)	552.2	415.5
General partner	(6.4)	(5.9)
Accumulated other comprehensive loss	(27.7)	(31.9)

Total partners’ equity	518.1	377.7
Noncontrolling interests	220.1	227.7

Total equity	738.2	605.4

Total liabilities and equity	$1,700.6	$1,481.5

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$634.3	$456.3	$881.2
Sales of natural gas, propane, NGLs and condensate to affiliates	528.4	456.7	791.5
Transportation, processing and other	94.9	79.2	59.9
Transportation, processing and other to affiliates	20.4	16.0	26.2
(Losses) gains from commodity derivative activity, net	(7.3)	(62.3)	75.4
Losses from commodity derivative activity, net — affiliates	(1.2)	(3.5)	(3.7)

Total operating revenues	1,269.5	942.4	1,830.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	755.2	529.5	1,218.0
Purchases of natural gas, propane and NGLs from affiliates	277.4	246.7	263.0
Operating and maintenance expense	79.8	69.7	77.4
Depreciation and amortization expense	73.7	64.9	53.2
General and administrative expense	14.3	11.9	13.1
General and administrative expense — affiliates	19.4	20.4	20.2
Step acquisition — equity interest re-measurement gain	(9.1)	—	—
Other income	(1.0)	—	(1.5)
Other income — affiliates	(3.0)	—	—

Total operating costs and expenses	1,206.7	943.1	1,643.4

Operating income (loss)	62.8	(0.7)	187.1
Interest income	—	0.3	6.1
Interest expense	(29.1)	(28.3)	(32.8)
Earnings from unconsolidated affiliates	23.8	18.5	18.2

Income (loss) before income taxes	57.5	(10.2)	178.6
Income tax expense	(0.3)	(0.6)	(0.6)

Net income (loss)	57.2	(10.8)	178.0
Net income attributable to noncontrolling interests	(9.2)	(8.3)	(36.1)

Net income (loss) attributable to partners	48.0	(19.1)	141.9
Net loss (income) attributable to predecessor operations	—	1.0	(16.2)
General partner’s interest in net income or net loss	(16.9)	(12.7)	(13.0)

Net income (loss) allocable to limited partners	$31.1	$(30.8)	$112.7

Net income (loss) per limited partner unit — basic	$0.86	$(0.99)	$4.11

Net income (loss) per limited partner unit — diluted	$0.86	$(0.99)	$4.11

Weighted-average limited partner units outstanding — basic	36.1	31.2	27.4
Weighted-average limited partner units outstanding — diluted	36.1	31.2	27.4

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Net income (loss)	$57.2	$(10.8)	$178.0

Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	22.9	20.6	7.5
Net unrealized losses on cash flow hedges	(18.7)	(12.0)	(33.1)

Total other comprehensive income (loss)	4.2	8.6	(25.6)

Total comprehensive income (loss)	61.4	(2.2)	152.4
Total comprehensive income attributable to noncontrolling interests	(9.2)	(8.3)	(36.1)

Total comprehensive income (loss) attributable to partners	$52.2	$(10.5)	$116.3

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity		Common Unitholders	Class D Unitholders	Subordinated Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2010		$—	$415.5	$—	$—	$(5.9)	$(31.9)	$227.7	$605.4
Purchase of additional interest in a subsidiary		—	1.0	—	—	—	—	(5.5)	(4.5)
Issuance of 5,870,200 common units		—	189.1	—	—	—	—	—	189.1
Equity based compensation		—	0.2	—	—	—	—	—	0.2
Distributions to unitholders and general partner		—	(85.6)	—	—	(16.3)	—	—	(101.9)
Distributions to noncontrolling interests		—	—		—	—	—	(25.6)	(25.6)
Contributions from DCP Midstream, LLC		—	0.6	—	—	—	—	—	0.6
Contributions from noncontrolling interests		—	—	—	—	—	—	14.3	14.3
Excess purchase price over carrying value of acquired assets		—	(0.8)	—	—	—	—	—	(0.8)

Comprehensive income:
Net income		—	32.2	—	—	15.8	—	9.2	57.2
Reclassification of cash flow hedges into earnings		—	—	—	—	—	22.9	—	22.9
Net unrealized losses on cash flow hedges		—	—	—	—	—	(18.7)	—	(18.7)

Total comprehensive income (loss)		—	32.2	—	—	15.8	4.2	9.2	61.4

Balance, December 31, 2010	$		$552.2	$—	$—	$(6.4)	$(27.7)	$220.1	$738.2

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	Class D Unitholders	Subordinated Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2008	$64.0	$308.8	$—	$(120.1)	$(5.4)	$(14.9)	$155.1	$387.5
Net change in parent advances	(14.2)	—	—	—	—	—	—	(14.2)
Issuance of 4,250,000 common units	—	132.1	—	—	—	—	—	132.1
Conversion of subordinated units to common units	—	(66.4)	—	66.4	—	—	—	—
Contributions	—	4.0	—	—	—	—	—	4.0
Contributions from noncontrolling interests	—	—	—	—	—	—	21.3	21.3
Distributions	—	(53.9)	—	(10.5)	(11.3)	—	—	(75.7)
Distributions to noncontrolling interests	—	—	—	—	—	—	(46.4)	(46.4)
Equity-based compensation	—	0.2	—	—	—	—	—	0.2
Acquisition of subsidiaries	—	—	—	—	—	—	1.6	1.6

Comprehensive income:
Net income attributable to predecessor operations	16.2	—	—	—	—	—	—	16.2
Net income	—	104.2	—	9.6	11.9	—	36.1	161.8
Reclassification of cash flow hedges into earnings	—	—	—	—	—	7.5	—	7.5
Net unrealized losses on cash flow hedges	—	—	—	—	—	(33.1)	—	(33.1)

Total comprehensive income (loss)	16.2	104.2	—	9.6	11.9	(25.6)	36.1	152.4

Balance, December 31, 2008	$66.0	$429.0	$—	$(54.6)	$(4.8)	$(40.5)	$167.7	$562.8
Net change in parent advances	3.0	—	—	—	—	—	—	3.0
Conversion of subordinated units to common units	—	(52.1)	—	52.1	—	—	—	—
Distributions	—	(67.7)	(2.1)	(2.1)	(13.4)	—	—	(85.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(27.0)	(27.0)
Contributions from DCP Midstream, LLC	—	0.7	—	—	—	—	—	0.7
Contributions from noncontrolling interests	—	—	—	—	—	—	78.7	78.7
Other	—	(0.1)	—	—	—	—	—	(0.1)
Issuance of 2,875,000 common units	—	69.5	—	—	—	—	—	69.5
Issuance of 3,500,000 Class D units	—	—	49.7	—	—	—	—	49.7
Acquisition of additional 25.1% interest in East Texas and the NGL Hedge	(68.0)	—	4.6	—	—	—	—	(63.4)
Deficit purchase price over carrying value of acquired assets	—	—	19.0	—	—	—	—	19.0
Conversion of Class D units into common units	—	66.8	(66.8)	—	—	—	—	—

Comprehensive income:
Net loss attributable to predecessor operations	(1.0)	—	—	—	—	—	—	(1.0)
Net (loss) income	—	(30.6)	(4.4)	4.6	12.3	—	8.3	(9.8)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	20.6	—	20.6
Net unrealized losses on cash flow hedges	—	—	—	—	—	(12.0)	—	(12.0)

Total comprehensive (loss) income	(1.0)	(30.6)	(4.4)	4.6	12.3	8.6	8.3	(2.2)

Balance, December 31, 2009	$—	$415.5	$—	$—	$(5.9)	$(31.9)	$227.7	$605.4

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Millions)
OPERATING ACTIVITIES:
Net income (loss)	$57.2	$(10.8)	$178.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	73.7	64.9	53.2
Earnings from unconsolidated affiliates	(23.8)	(18.5)	(18.2)
Distributions from unconsolidated affiliates	30.0	20.2	38.4
Step acquisition — equity interest re-measurement gain	(9.1)	—	—
Other, net	—	(0.4)	(0.7)
Change in operating assets and liabilities which provided (used) cash, net of effects of acquisitions:
Accounts receivable	5.8	(36.6)	101.4
Inventories	(8.7)	(13.3)	16.4
Net unrealized losses (gains) on derivative instruments	4.0	83.8	(101.0)
Accounts payable	5.7	21.5	(108.2)
Accrued interest	1.8	(0.6)	(0.3)
Other current assets and liabilities	2.6	(3.2)	19.0
Other long-term assets and liabilities	1.6	0.9	(0.4)

Net cash provided by operating activities	140.8	107.9	177.6

INVESTING ACTIVITIES:
Capital expenditures	(50.7)	(164.8)	(72.7)
Acquisitions, net of cash acquired	(203.3)	(44.5)	(157.3)
Investments in unconsolidated affiliates	(2.3)	(7.0)	(7.4)
Return of investment from unconsolidated affiliate	1.2	2.2	—
Proceeds from sales of assets	3.4	0.3	2.9
Purchases of available-for-sale securities	—	(1.1)	(608.2)
Proceeds from sales of available-for-sale securities	10.1	51.1	650.5

Net cash used in investing activities	(241.6)	(163.8)	(192.2)

FINANCING ACTIVITIES:
Proceeds from debt	868.2	237.0	660.4
Payments of debt	(833.4)	(280.5)	(633.9)
Payment of deferred financing costs	(2.1)	—	—
Proceeds from issuance of common units, net of offering costs	189.3	69.5	132.1
Net change in advances to predecessor from DCP Midstream, LLC	—	3.0	(14.2)
Distributions to unitholders and general partner	(101.9)	(85.3)	(76.2)
Distributions to noncontrolling interests	(25.6)	(27.0)	(46.4)
Contributions from noncontrolling interests	13.8	78.7	21.3
Contributions from DCP Midstream, LLC	0.6	0.7	4.1
Purchase of additional interest in a subsidiary	(3.5)	—	—

Net cash provided by (used in) financing activities	105.4	(3.9)	47.2

Net change in cash and cash equivalents	4.6	(59.8)	32.6
Cash and cash equivalents, beginning of period	2.1	61.9	29.3

Cash and cash equivalents, end of period	$6.7	$2.1	$61.9

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1.	Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, transporting, storing and selling NGLs and condensate.

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in our Colorado system (of which 5% was acquired in February 2010); our 50.1% interest in our East Texas system (of which 25.1% was acquired in April 2009); our Michigan system (acquired in October 2008 and November 2009); our wholesale propane logistics business (which includes Atlantic Energy acquired in July 2010); and our NGL logistics business (including Marysville Hydrocarbons Holdings, Inc, or Marysville, acquired in December 2010, the Wattenberg pipeline acquired in January 2010 and our 100% interest in the Black Lake Pipeline Company, or Black Lake, 55% of which was acquired in July 2010, comprised of a 5% interest acquired from DCP Midstream, LLC, in a transaction among entities under common control, and an additional 50% interest acquired from an affiliate of BP PLC).

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by ConocoPhillips. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 30% of us.

The consolidated financial statements include the accounts of the Partnership and all majority-owned subsidiaries where we have the ability to exercise control and undivided interests in jointly owned assets. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. Intercompany balances and transactions have been eliminated.

The consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our predecessor operations. We refer to the assets, liabilities and operations of DCP East Texas Holdings, LLC, or East Texas, prior to our acquisition of an additional 25.1% limited liability company interest from DCP Midstream, LLC in April 2009 as our “predecessor.” Prior to our acquisition of an additional 25.1% limited liability company interest in East Texas, we owned a 25.0% limited liability company interest in East Texas which we accounted for under the equity method of accounting. Subsequent to this transaction we own a 50.1% limited liability company interest in East Texas, and account for East Texas as a consolidated subsidiary. Because the additional interest in East Texas was acquired from DCP Midstream, LLC, this transaction was considered to be among entities under common control. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. In addition, transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method; accordingly our financial information includes the historical results of our additional 25.1% interest in East Texas for all periods presented. The amount of the purchase price in excess, or in deficit of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to, or an increase to partners’ equity, respectively. The consolidated financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

had been operated as an unaffiliated entity. In addition, the results of operations of acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates.

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

Restricted investments are used as collateral to secure the term loan portion of our credit facility and to finance gathering and compression asset acquisitions. We classify all short-term and restricted investments as available-for-sale as we do not intend to hold them to maturity, nor are they bought or sold with the objective of generating profit on short-term differences in prices. These investments are recorded at fair value, with changes in fair value recorded as unrealized gains and losses in accumulated other comprehensive income (loss), or AOCI. The cost, including accrued interest on investments, approximates fair value, due to the short-term, highly liquid nature of the securities held by us; interest rates are re-set on a daily, weekly or monthly basis.

Inventories — Inventories, which consist primarily of NGLs and natural gas, are recorded at the lower of weighted-average cost or market value. Transportation costs are included in inventory.

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

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. Impairment testing consists of a two-step process. The first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

process involves comparing the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, the excess of the carrying value over the fair value is recognized as an impairment loss. We use a discounted cash flow analysis supported by market valuation multiples to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices.

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

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is considered to be permanently less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Unamortized Debt Expense — Expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. These expenses are recorded on the consolidated balance sheet as other long-term assets.

Noncontrolling Interest — Noncontrolling interest represents any third party or affiliate interest in non-wholly-owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our consolidated balance sheet amounts shown as noncontrolling interest in equity. Distributions to and contributions from noncontrolling interests represent cash payments to and cash contributions from, respectively, such third party and affiliate investors.

Accounting for Risk Management Activities and Financial Instruments — Non-trading energy commodity derivatives are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales. The remaining non-trading derivatives, which are related to asset-based activities for which the normal purchases or normal sale exception are not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses in derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Non-Trading Derivative Activity	Mark-to-market method (a)	Net basis in gains and losses from commodity derivative activity

Cash Flow Hedge	Hedge method (b)	Gross basis in the same consolidated statements of operations category as the related hedged item

Fair Value Hedge	Hedge method (b)	Gross basis in the same consolidated statements of operations category as the related hedged item

Normal Purchases or Normal Sales	Accrual method (c)	Gross basis upon settlement in the corresponding consolidated statements of operations category based on purchase or sale

(a)	Mark-to-market method — An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations in gains and losses from commodity derivative activity during the current period.

(b)	Hedge method — An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations for the effective portion until the service is provided or the associated delivery period impacts earnings. For fair value hedges, the change in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations in the same category as the related hedged item.

(c)	Accrual method — An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations for changes in fair value of a contract until the service is provided or the associated delivery period impacts earnings.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

Valuation — When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical relationships with quoted market prices and the expected relationship with quoted market prices.

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

Revenue Recognition — We generate the majority of our revenues from gathering, processing, compressing, transporting, storing and fractionating natural gas and NGLs, and from trading and marketing of natural gas and NGLs. We realize revenues either by selling the residue natural gas and NGLs, or by receiving fees.

We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•

Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, storing or transporting natural gas; and storing and transporting NGLs. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•

Percent-of-proceeds/liquids arrangements — Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in our returning all or a portion of the residue natural gas and/or the NGLs to the producer, in lieu of returning sales proceeds. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

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

•

Collectability is reasonably assured — Collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, credit metrics, liquidity and credit rating) and their ability to pay. If collectability is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is not recognized until the cash is collected.

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash.

Significant Customers — There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2010, 2009 and 2008. There was one third party customer that accounted for approximately 17%, 12% and 11% of total operating revenues of the Wholesale Propane Logistics segment for the years ended December 31, 2010, 2009 and 2008, respectively. We also had significant transactions with affiliates.

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2010 and 2009, included in the consolidated balance sheets as other current liabilities amounted to $0.6 million and $0.5 million, respectively, and as other long-term liabilities amounted to $1.3 million and $0.6 million, respectively.

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

Income Taxes — We are structured as a master limited partnership which is a pass-through entity for federal income tax purposes. Our income tax expense includes certain jurisdictions, including state, local, franchise and margin taxes of the master limited partnership and subsidiaries. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, is proportionately included in the federal returns of each partner.

Net Income or Loss per Limited Partner Unit — Basic and diluted net income or loss per limited partner unit is calculated by dividing limited partners’ interest in net income or loss by the weighted-average number of outstanding limited partner units during the period.

3.	Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”, or ASU 2010-29 — In December 2010, the FASB issued ASU 2010-29 which amended Accounting Standards Codification, or ASC, Topic 805 “Business Combinations” to specify that if a public

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and the amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after January 1, 2011 and we will disclose information in accordance with the ASU within all financial statements issued after the effective date.

ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”, or ASU 2010-28 — In December 2010, the FASB issued ASU 2010-28 which amended ASC Topic 350 “Goodwill and Other”. ASU 2010-28 requires an entity with reporting units that have carrying amounts that are zero or negative to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity is required to perform Step 2 of the goodwill impairment test for those reporting unit(s) and record any resulting impairment as a cumulative-effect adjustment to beginning retained earnings. The provisions of ASU 2010-28 became effective for us on January 1, 2011, and we will disclose information in accordance with the ASU within all financial statements issued after the effective date.

ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU 2010-06 — In January 2010, the FASB issued ASU 2010-06 which amended ASC Topic 820-10 “Fair Value Measurement and Disclosures — Overall.” ASU 2010-06 requires new disclosures regarding transfers in and out of assets and liabilities measured at fair value classified within the valuation hierarchy as either Level 1 or Level 2 and information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3. ASU 2010-06 clarifies existing disclosures on the level of disaggregation required and inputs and valuation techniques. The provisions of ASU 2010-06 became effective for us on January 1, 2010, except for disclosure of information about sales, issuances and settlements on a gross basis for assets and liabilities classified as Level 3, which became effective for us on January 1, 2011. The provisions of ASU 2010-06 impact only disclosures and we have disclosed information in accordance with the revised provisions of ASU 2010-06 within this filing.

ASU 2009-17 “Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, or ASU 2009-17 — In December 2009, the FASB issued ASU 2009-17 which amended ASC Topic 810 “Consolidation.” ASU 2009-17 requires entities to perform additional analysis of their variable interest entities and consolidation methods. This ASU became effective for us on January 1, 2010 and upon adoption, we did not change our conclusions on which entities we consolidate in our consolidated financial statements.

ASU 2009-13 “Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements”, or ASU 2009-13 — In October 2009, the FASB issued ASU 2009-13 which amended ASC Topic 605 “Revenue Recognition.” The ASU addresses the accounting for multiple-deliverable arrangements, to enable vendors to account for products or services separately rather than as a combined unit. ASU 2009-13 became effective for us on January 1, 2011 and there was no impact on our consolidated results of operations, cash flows and financial position as a result of adoption.

4.	Acquisitions

On December 30, 2010, we acquired all of the interests in Marysville Hydrocarbons Holdings, LLC, or Marysville. The acquisition involved three separate transactions with a number of parties. The Partnership acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and 100% of EE Group, LLC, which owns the remaining 5% interest in Marysville. We

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

paid a purchase price of $94.8 million and $6.0 million for net working capital and other adjustments for an aggregate purchase price of $100.8 million subject to customary purchase price adjustments, for our 100% interest. The cash purchase was financed at closing with borrowings under the Partnership’s revolving credit facility. $21.2 million of the purchase price has been deposited in an indemnity escrow to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers.

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggers tax liabilities, resulting from built-in tax gains recognized in the transaction, to become currently payable. Accordingly, $35.0 million of estimated deferred tax liabilities associated with this transaction and recorded at December 31, 2010, became currently payable as of January 4, 2011. These tax liabilities are unrelated to the tax liabilities of Marysville for which the indemnity escrow has been established. These tax liabilities may be greater or less than the $35.0 million currently recorded in our balance sheet as of December 31, 2010 depending on the final accounting for the Marysville business combination.

Given the recent timing of this acquisition, we have not completed the accounting for the Marysville business combination and have not made certain disclosures. These disclosures include the final fair value of assets acquired and liabilities assumed and pro-forma information. The final accounting and related disclosures for business combinations will be made in subsequent financial statements. The purchase price allocation is preliminary and is based on estimates of fair values at the date of the acquisition. Currently, all amounts included in property, plant and equipment are classified as processing, storage and terminal facilities. This allocation may change in subsequent financial statements. We are currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities becomes available. The preliminary purchase price allocation is as follows:

(Millions)
Aggregate consideration	$100.8

Cash	3.1
Accounts receivable	1.1
Inventory	5.7
Other current assets	0.7
Property, plant and equipment	129.9
Accounts payable	(0.7)
Other current liabilities	(4.0)
Long-term liabilities	(35.0)

Total preliminary purchase price allocation	$100.8

On July 30, 2010, we acquired Atlantic Energy, a wholly-owned subsidiary of UGI Corporation, for $49.0 million plus propane inventory and other working capital of $17.3 million. We have incurred additional post-closing purchase price adjustments for net working capital of $1.9 million for an aggregate purchase price of $68.2 million. Atlantic Energy has a contractual agreement with Spectra Energy, the supplier of the acquired propane inventory, in which the final price of the acquired inventory will be determined based upon index rates at established future dates. Atlantic Energy’s sales agreements specify floating pricing terms in excess of the floating pricing terms established in the contractual agreement with Spectra. The cash purchase was financed at closing with borrowings under our revolving credit facility. Atlantic Energy owns and operates a marine import terminal with 20 million gallons of above ground storage in the Port of Chesapeake, Virginia. The assets serve as a supply point for propane customers in the mid-atlantic region, and will extend our existing northeastern U.S. wholesale propane business into the mid-atlantic. The results of the Atlantic Energy acquisition are included prospectively from the date of acquisition in our Wholesale Propane Logistics segment.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

On July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, for $15.1 million in cash, financed at closing with borrowings under our revolving credit facility, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. As a result of acquiring an additional 50% interest in Black Lake, we have remeasured our initial 50% interest in Black Lake to its fair value. Accordingly we recognized a gain of $9.1 million in step acquisition — equity interest re-measurement gain in our consolidated statement of operations for the year ended December 31, 2010, which reflects the increase from the net assets historical carrying value, to the net assets fair value for our initial 50% interest. We have evaluated certain pre-acquisition contingencies arising from potential environmental issues that existed as of the acquisition date. We have determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, have recorded $0.9 million for these contingencies as a part of the purchase price allocation for Black Lake.

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

On February 3, 2010, we acquired an additional 5% interest in Collbran Valley Gas Gathering LLC, or Collbran, from Delta Petroleum Company, or Delta, for $3.5 million in cash, bringing our total ownership in Collbran to 75%. In addition, as part of this transaction we paid Delta’s unpaid capital calls to Collbran of $2.4 million. We may pay an additional $2.0 million of contingent consideration to Delta if Delta meets certain throughput volume thresholds by June 30, 2011, pursuant to a gathering agreement. We recognized the fair value of this contingent consideration of approximately $1.0 million, which we recorded to other current liabilities in our consolidated balance sheet. Accordingly, we recognized a $5.5 million reduction in noncontrolling interest in equity, which represents the carrying value of Delta’s 5% interest in Collbran, and an increase of $1.0 million to common unitholders in equity, which represented the difference between the fair value of the consideration and the carrying value of Delta’s 5% interest. As of September 30, 2010, we reassessed the fair value of the contingent consideration and adjusted the fair value of the liability to $0, and there has been no change to our assessment of the fair value as of December 31, 2010. Accordingly, we recognized $1.0 million in other income in our consolidated results of operations during the year ended December 31, 2010.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Combined Financial Information

The following tables present the total operating revenues and net income attributable to partners, associated with the acquisition of the Wattenberg pipeline, Atlantic Energy, and an additional 50% interest in Black Lake, or the acquired assets, from their respective dates of acquisition through December 31, 2010. These amounts have been included in the consolidated statement of operations.

	Year Ended December 31, 2010
	Wattenberg Pipeline	Atlantic Energy	Additional 50% interest in Black Lake	Total
	(Millions)
Total operating revenues	$3.3	$35.5	$2.9	$41.7
Net income attributable to partners	$1.1	$1.3	$1.0	$3.4

The following tables present unaudited pro forma information for the consolidated statements of operations for the years ended December 31, 2010 and 2009, as if the acquisitions had occurred at the beginning of each period presented. The 2010 results presented for Wattenberg, Atlantic Energy and Black Lake below represent results of operations from the beginning of the period to the respective date of acquisition. The results of operations for these acquired assets subsequent to the date of acquisition are included in the DCP Midstream Partners, LP results.

	Year Ended December 31, 2010
	DCP Midstream Partners, LP	Acquisition of the Wattenberg Pipeline	Acquisition of Atlantic Energy	Acquisition of an additional 50% interest in Black Lake	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$1,269.5	$0.2	$64.5	$4.1	$1,338.3
Net income attributable to partners	$48.0	$0.1	$1.1	$0.6	$49.8
Less:
General partner’s interest in net income or net loss	(16.9)	—	—	—	(16.9)

Net income allocable to limited partners	$31.1	$0.1	$1.1	$0.6	$32.9

Net income per limited partner unit – basic and diluted	$0.86	$—	$0.03	$0.02	$0.91

	Year Ended December 31, 2009
	DCP Midstream Partners, LP	Acquisition of the Wattenberg Pipeline(a)	Acquisition of Atlantic Energy	Acquisition of an additional 50% interest in Black Lake	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$942.4	$9.2	$67.5	$7.0	$1,026.1
Net (loss) income attributable to partners	$(19.1)	$(67.0)	$0.7	$1.7	$(83.7)
Less:
Net loss attributable to predecessor operations	1.0	—	—	—	1.0
General partner’s interest in net income or net loss	(12.7)	(0.7)	—	—	(13.4)

Net (loss) income allocable to limited partners	$(30.8)	$(67.7)	$0.7	$1.7	$(96.1)

Net (loss) income per limited partner unit – basic and diluted	$(0.99)	$(2.16)	$0.02	$0.05	$(3.08)

(a)

During the second quarter of 2009, prior to our ownership, Buckeye received notification that several of its shippers on the Wattenberg pipeline intended to migrate to a competing pipeline that had recently been put

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

5.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC.

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Omnibus Agreement	$9.9	$9.7	$9.8
Other fees — DCP Midstream, LLC	9.3	10.4	10.4

Total — DCP Midstream, LLC	$19.2	$20.1	$20.2

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

In January 2011, we extended the omnibus agreement through December 31, 2011 for $10.2 million. The Omnibus Agreement also addresses the following matters:

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

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2010, 2009 and 2008, East Texas incurred $7.8 million, $8.5 million and $8.6 million, respectively, for general and administrative expenses from DCP Midstream, LLC, which includes expenses for our predecessor operations.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

In addition to the Omnibus Agreement and amounts incurred by East Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.5 million, $1.9 million and $1.8 million, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

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

Other Agreements and Transactions with DCP Midstream, LLC

On November 4, 2010, we entered into agreements with DCP Midstream, LLC, to acquire a 33.33% interest in Southeast Texas, for $150.0 million. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants with recently increased processing capacity totaling 380 MMcf/d, and natural gas storage assets with 9 Bcf of existing storage capacity. The terms of the joint venture agreement provide that distributions to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. This transaction closed on January 1, 2011.

On September 16, 2010, we entered into an agreement with DCP Midstream, LLC to sell certain surplus equipment with a net book value of $6.2 million, for net proceeds of $3.6 million. The surplus equipment is the result of a consolidation of operations at our Anderson Gulch plant in the Piceance Basin. The net proceeds of $3.6 million have been distributed 75% to us and 25% to the noncontrolling interest in Collbran, based upon proportionate ownership. The title to the surplus equipment will pass to DCP Midstream, LLC upon removal of the equipment from our premises. As of December 31, 2010, the surplus equipment has been reclassified from property, plant and equipment, to current assets and classified as assets held for sale in our consolidated balance sheets. In addition, we have recorded a deferred credit of $3.6 million in other current liabilities in our consolidated balance sheets.

On June 30, 2010, we entered into an agreement with DCP Midstream, LLC to sell certain surplus equipment with a net book value of $1.6 million, for net proceeds of $2.2 million. The surplus equipment is the result of our integration efforts and synergies realized following our acquisition of certain companies that held natural gas gathering and treating assets from MichCon Pipeline Company in November 2009. We have recognized a contribution of $0.6 million for the year ended December 31, 2010, from DCP Midstream, LLC in our consolidated statements of changes in equity representing the difference between the net book value and the proceeds received for the surplus equipment.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas from DCP Midstream, LLC, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain expenditures on East Texas capital projects as defined in the Contribution Agreements. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $13.8 million and $67.5 million for the years ended December 31, 2010 and 2009, respectively.

On February 11, 2009, our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, was temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party. East Texas filed a lawsuit in December 2009, to recover damages from the responsible third party. In the event we are unable to recover our costs and lost margin from the responsible third party, we have insurance covering property damage, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse to us 25% of any claims received as reimbursement of costs and lost margin, from the responsible third party or from insurance. DCP Midstream, LLC will pay 75% of costs related to the incident as a result of this agreement.

On February 25, 2009, we entered into a Contribution Agreement with DCP Midstream, LLC, whereby DCP Midstream, LLC contributed an additional 25.1% interest in East Texas and the NGL Hedge to us in exchange for 3,500,000 Class D units, providing us with a 50.1% interest in East Texas. This transaction closed in April 2009. Subsequent to this transaction we consolidate our 50.1% interest in East Texas and consequently no longer account for East Texas as an unconsolidated affiliate. The Class D Units converted into the Partnership’s Common Units on a one-for-one basis on August 17, 2009.

We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf.

DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, included in our Northern Louisiana system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under a firm transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. Revenues associated with these activities are reported gross in our consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.

In addition, in our Natural Gas Services segment, we sell NGLs processed at certain of our plants, and sell condensate removed from the gas gathering systems that deliver to certain of our systems under contracts to a subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation, processing and other charges from the tailgate of the respective asset.

In April 2009, we entered into a thirteen year contractual arrangement with DCP Midstream, LLC in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Southern Oklahoma system, which is part of our Natural Gas Services segment. In addition, in February 2010, a contract was signed with DCP Midstream, LLC providing for adjustments to those fees based upon plant efficiencies related to our portion of volumes from the Southern Oklahoma system being processed at DCP Midstream, LLC’s plant through March 2022. We generally report fees associated with these activities in the consolidated statements of operations as purchases of natural gas, propane, NGLs and condensate from affiliates. In addition,

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

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

In conjunction with our acquisition of the Wattenberg pipeline, which is part of our NGL Logistics segment, we signed a transportation agreement with DCP Midstream, LLC pursuant to fee-based rates that will be applied to the volumes transported. The agreement was effective through December 31, 2010. Effective January 1, 2011, we entered into a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

DCP Midstream, LLC has issued parental guarantees totaling $65.0 million as of December 31, 2010, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees.

In conjunction with our acquisition of a 40% limited liability company interest in Discovery from DCP Midstream, LLC in July 2007, we entered into a letter agreement with DCP Midstream, LLC whereby DCP Midstream, LLC will make capital contributions to us as reimbursement for certain Discovery capital projects, which were forecasted to be completed prior to our acquisition of a 40% limited liability company interest in Discovery. Pursuant to the letter agreement, DCP Midstream, LLC made capital contributions to us of $0.7 million and $3.8 million during the years ended December 31, 2009 and 2008, respectively to reimburse us for these capital projects, which were substantially completed during 2008. There were no reimbursements to us in 2010.

DCP Midstream, LLC has issued parental guarantees for its 49.9% limited liability company interest in East Texas, totaling $6.0 million as of December 31, 2010, in favor of certain counterparties to processing and transportation agreements at East Texas. Concurrently, we have issued similar guarantees for our 50.1% interest.

DCP Midstream, LLC was a significant customer during the years ended December 31, 2010, 2009 and 2008.

Spectra Energy

We have a propane supply agreement with Spectra Energy, effective from May 1, 2008 through April 30, 2012, which provides us propane supply at our Providence marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. On June 15, 2010, we entered into an amendment to the supply agreement to shorten the term of the agreement by two years to April 30, 2012, which previously terminated on April 30, 2014. In consideration for shortening the term, Spectra Energy provided us with a cash payment of $3.0 million, which we recognized in other income — affiliates, in our Wholesale Propane Logistics segment in the consolidated statements of operations.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

In December 2010, Spectra Energy’s international propane supplier breached its contract with Spectra Energy by failing to make certain scheduled propane deliveries that were to be delivered to us under our propane supply contracts with Spectra Energy. We were able to secure spot shipments on the open market at a price higher than our contract price to cover these missing deliveries. In December 2010 Spectra Energy made a $17.0 million payment to us to reimburse us for the damages we incurred for our open market purchases.

ConocoPhillips

We have multiple agreements with ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell these commodities to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0.2 million, $0.6 million and $1.9 million of capital reimbursements during the years ended December 31, 2010, 2009 and 2008, respectively.

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Year Ended December 31,
	2010	2009	2008
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$522.7	$451.4	$760.1
Transportation, processing and other	$12.1	$7.5	$15.4
Purchases of natural gas, propane and NGLs	$183.1	$138.4	$175.4
Losses from commodity derivative activity, net	$(1.2)	$(3.5)	$(3.7)
General and administrative expense	$19.2	$20.1	$20.2
Interest expense	$0.2	$0.2	$0.4
Spectra Energy:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$0.3
Transportation, processing and other	$0.2	$0.3	$0.2
Purchases of natural gas, propane and NGLs (a)	$82.1	$95.2	$50.9
Other income	$3.0	$—	$—
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$5.7	$5.3	$31.1
Transportation, processing and other	$8.1	$8.2	$10.6
Purchases of natural gas, propane and NGLs	$7.4	$12.7	$36.7
General and administrative expense	$0.2	$0.3	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$4.8	$0.4	$—

(a)	Includes a $17.0 million payment received in December 2010 for reimbursement of damages we incurred when an international propane supplier breached its contract with Spectra Energy.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

We had balances with affiliates as follows:

	December 31,
	2010	2009
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$60.1	$71.5
Accounts payable	$27.0	$24.4
Unrealized gains on derivative instruments—current	$1.3	$5.5
Unrealized losses on derivative instruments—current	$(1.8)	$(5.4)
Spectra Energy:
Accounts receivable	$—	$0.1
Accounts payable	$8.7	$16.6
ConocoPhillips:
Accounts receivable	$1.6	$2.2
Accounts payable	$1.0	$2.1
Unconsolidated affiliates:
Accounts payable	$0.9	$—

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31,
		2010	2009
		(Millions)
Gathering and transmission systems	15 —30 Years	$992.0	$900.2
Processing, storage and terminal facilities	20 —50 Years	585.2	456.4
Other	3 — 30 Years	12.6	15.2
Construction work in progress		42.1	21.8

Property, plant and equipment		1,631.9	1,393.6
Accumulated depreciation		(462.8)	(393.5)

Property, plant and equipment, net		$1,169.1	$1,000.1

During the year ended December 31, 2010, we re-assessed our major classes of property, plant and equipment and changed our presentation.

Interest capitalized on construction projects in 2010, 2009 and 2008, was $0.2 million, $1.3 million and $0.3 million, respectively.

Depreciation expense was $70.0 million, $62.3 million and $51.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Asset Retirement Obligations — As of December 31, 2010, we had asset retirement obligations of $10.8 million included in other long-term liabilities in the consolidated balance sheets. As of December 31, 2009 we had asset retirement obligations of $8.5 million included in other long-term liabilities in the consolidated balance sheets. Accretion expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.3 million and $0.4 million, respectively.

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2010	2009
	(Millions)
Beginning of period	$92.1	$88.8
Acquisitions	7.6	3.3

End of period	$99.7	$92.1

Goodwill increased in 2010 by $7.6 million as a result of our acquisition of Atlantic Energy.

Our annual goodwill impairment tests indicated that our reporting unit’s fair value exceeded its carrying or book value; therefore, we did not record any impairment charges during the years ended December 31, 2010, 2009 and 2008.

The carrying value of goodwill as of December 31, 2010 and 2009 was $36.9 million and $29.3 million, respectively, for our Wholesale Propane Logistics segment and was $62.8 million as of both periods for our Natural Gas Services segment.

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

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2010	2009
	(Millions)
Gross carrying amount	$96.4	$66.2
Accumulated amortization	(9.4)	(5.7)

Intangible assets, net	$87.0	$60.5

Intangible assets increased in 2010 by $27.2 million as a result of our acquisition of Atlantic Energy and by $2.7 million as a result of our acquisition of an additional 50% interest in Black Lake.

For the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense of $3.7 million, $2.6 million and $2.1 million, respectively. As of December 31, 2010, the remaining amortization periods ranged from approximately 11 years to 25 years, with a weighted-average remaining period of approximately 21 years.

The weighted-average remaining amortization for the $27.2 million of intangible assets acquired with our acquisition of Atlantic Energy on July 30, 2010 is 25 years, and for the $2.7 million of intangible assets acquired with our acquisition of an additional 50% interest in Black Lake on July 30, 2010 is 20 years.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2011	$4.4
2012	4.4
2013	4.4
2014	4.4
2015	4.4
Thereafter	65.0

Total	$87.0

8.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of December 31, 2010 and 2009	Carrying Value as of December 31,
		2010	2009
		(Millions)
Discovery Producer Services, LLC	40%	$104.1	$108.2
Black Lake Pipe Line Company(a)	100% and 45%	—	6.2
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$104.3	$114.6

(a)	On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $35.1 million and $37.6 million at December 31, 2010 and 2009, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Black Lake of $5.7 million at December 31, 2009, which was associated with, and was being accreted over, the life of the underlying long-lived assets of Black Lake.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Discovery Producer Services LLC	$23.0	$16.6	$17.4
Black Lake Pipe Line Company and other(a)	0.8	1.9	0.8

Total earnings from unconsolidated affiliates	$23.8	$18.5	$18.2

(a)

On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2010(a)	2009	2008
	(Millions)
Statements of operations:
Operating revenue	$211.6	$168.1	$247.9
Operating expenses	$158.9	$127.2	$216.7
Net income	$52.8	$40.4	$35.3

(a)	Excludes the results of Black Lake from July 30, 2010 to December 31, 2010.

	December 31,
	2010(a)	2009
	(Millions)
Balance sheet:
Current assets	$34.6	$41.8
Long-term assets	356.7	383.8
Current liabilities	(17.2)	(17.4)
Long-term liabilities	(25.6)	(23.6)

Net assets	$348.5	$384.6

(a)	On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

9.	Fair Value Measurement

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

Short-Term and Restricted Investments

We were required to post collateral to secure the term loan portion of our credit facility, and could elect to invest a portion of our available cash and restricted investment balances in various financial instruments such as

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

commercial paper and money market instruments. The money market instruments are generally priced at acquisition cost, plus accreted interest at the stated rate, which approximates fair value, without any additional adjustments. Given that there is no observable exchange traded market for identical money market securities, we have classified these instruments within Level 2. Investments in commercial paper are priced using a yield curve for similarly rated instruments, and are classified within Level 2. Restricted investments have been used as collateral to secure the term loan portion of our credit facility. As of December 31, 2010, we held no short-term or restricted investments as a result of the term loan facility being fully repaid during the first quarter of 2010.

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

The following table presents the financial instruments carried at fair value as of December 31, 2010 and 2009, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Short term investments(a)	$—	$—	$—	$—	$—	$0.1	$—	$0.1
Commodity derivatives(b)	$—	$1.6	$0.3	$1.9	$—	$6.9	$0.4	$7.3
Long-term assets:
Restricted investments	$—	$—	$—	$—	$—	$10.0	$—	$10.0
Commodity derivatives(c)	$—	$1.1	$0.3	$1.4	$—	$1.8	$0.2	$2.0
Current liabilities(d):
Commodity derivatives	$—	$(25.9)	$(0.1)	$(26.0)	$—	$(20.3)	$(0.8)	$(21.1)
Interest rate derivatives	$—	$(17.0)	$—	$(17.0)	$—	$(20.4)	$—	$(20.4)
Long-term liabilities(e):
Commodity derivatives	$—	$(39.9)	$(0.5)	$(40.4)	$—	$(46.0)	$(0.4)	$(46.4)
Interest rate derivatives	$—	$(9.9)	$—	$(9.9)	$—	$(11.6)	$—	$(11.6)

(a)	Included in other current assets in our consolidated balance sheets.

(b)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Year ended December 31, 2010:
Beginning balance	$0.4	$0.2	$(0.8)	$(0.4)
Net realized and unrealized gains (losses) included in earnings	2.0	1.3	(0.3)	(0.1)
Transfers into Level 3(a)	—	—	—	—
Transfers out of Level 3(a)	—	—	—	—
Purchases, Issuances and Settlements net	(2.1)	(1.2)	1.0	—

Ending balance	$0.3	$0.3	$(0.1)	$(0.5)

Net unrealized gains (losses) still held included in earnings(b)	$0.3	$0.1	$(0.1)	$(0.1)

Year ended December 31, 2009:
Beginning balance	$0.3	$1.7	$—	$—
Net realized and unrealized gains (losses) included in earnings	0.2	(1.5)	(3.9)	(0.4)
Net transfers (out) of Level 3(c)	(0.1)	—	—	—
Purchases, Issuances and Settlements net	—	—	3.1	—

Ending balance	$0.4	$0.2	$(0.8)	$(0.4)

Net unrealized gains (losses) still held included in earnings(b)	$0.4	$(0.1)	$(1.8)	$(0.4)

(a)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of December 31, 2010 and 2009.

(c)	Amounts transferred in are reflected at the fair value as of the beginning of the period and amounts transferred out are reflected at fair value at the end of the period.

During the first quarter of 2010, we recognized the fair value of our contingent consideration, which is classified as Level 3, in relation to our acquisition of an additional 5% interest in Collbran, from Delta, of

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

approximately $1.0 million, which we recorded to other current liabilities in our consolidated balance sheets. As of September 30, 2010, we reassessed the fair value of the contingent consideration and adjusted the fair value of the liability to $0, and there has been no change to our assessment of the fair value as of December 31, 2010. Accordingly we recognized $1.0 million in other income in our consolidated results of operations during the year ended December 31, 2010.

During year ended December 31, 2010, we had no significant transfers into and out of Levels 1, 2 and 3. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

The fair value of restricted investments, accounts receivable and accounts payable are not materially different from their carrying amounts because of the short term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our Credit Agreement are $398.0 million and $388.9 million as of December 31, 2010 and $613.0 million and $590.0 million, respectively as of December 31, 2009. The carrying and fair values of 3.25% Senior Notes are $250.0 million and $247.0 million as of December 31, 2010. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. Additionally, we have executed interest rate swap agreements on a portion of our interest rate exposure which swaps variable for fixed interest rates.

11.	Debt

Long-term debt was as follows:

	December 31, 2010	December 31, 2009
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.14% and 0.69%, respectively, and net effective interest rate of 4.28% and 4.41%, respectively, due June 21, 2012(a)	$398.0	$603.0
Term loan facility, variable interest rate of 0.34%, due June 21, 2012(b)	—	10.0

Total amounts outstanding under the Credit Agreement	398.0	613.0
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	—
Unamortized discount	(0.2)	—

Total long-term debt	$647.8	$613.0

(a)	$275.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 3.97% to 5.19%, for a net effective rate of 4.28% on the $398.0 million of outstanding debt under our revolving credit facility as of December 31, 2010.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(b)	The term loan facility is fully secured by restricted investments as of December 31, 2009. The term loan was repaid during the first quarter of 2010.

Credit Agreement

We have an $850.0 million revolving credit facility that matures June 21, 2012, or the Credit Agreement. Effective June 28, 2010, we transferred both the funded and the unfunded portions of the former Lehman Brothers Commercial Bank commitment to Morgan Stanley. The transfer reinstated the $25.4 million of available capacity to our revolving credit facility.

At December 31, 2010 and 2009, we had $32.1 million and $0.3 million, respectively, of letters of credit issued and outstanding under the Credit Agreement. As of December 31, 2009, we had outstanding term loan balances under the Credit Agreement, which were fully collateralized by investments in high-grade securities classified as restricted investments in the accompanying consolidated balance sheet. As of December 31, 2010, the unused capacity under the revolving credit facility was $419.9 million, of which approximately $265.0 million was available for general working capital purposes. We incurred $0.6 million of debt issuance costs associated with the Credit Agreement. These expenses are deferred as other long-term assets in the consolidated balance sheet and will be amortized over the term of the Credit Agreement.

Our borrowing capacity is limited at December 31, 2010 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the June 21, 2012 maturity date.

Under the Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) the higher of Wells Fargo Bank’s prime rate or the Federal Funds rate plus 0.50%; or (2) LIBOR plus an applicable margin, which ranges from 0.23% to 0.575% dependent upon our credit rating. The revolving credit facility incurs an annual facility fee of 0.07% to 0.175% depending on our credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility. The term loan facility bears interest at a rate equal to either: (1) LIBOR plus 0.10%; or (2) the higher of Wells Fargo Bank’s prime rate or the Federal Funds rate plus 0.50%.

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

Debt Securities

On September 30, 2010, we issued $250.0 million of 3.25% Senior Notes due October 1, 2015. We received proceeds of $247.7 million, which are net of underwriters’ fees, related expense and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively, which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The notes will mature on October 1, 2015 unless redeemed prior to maturity.

We have incurred $2.1 million of underwriters’ fees and related expense with the issue of the notes, which we deferred in other long term assets in our consolidated balance sheets. We will amortize these costs over the term of the notes.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2011	$—
2012	398.0
2013	—
2014	—
2015	250.0
Thereafter	—

Unamortized discount	(0.2)

Total	$647.8

Other Agreements

As of December 31, 2010, we had a contingent letter of credit for up to $10.0 million, on which we pay a fee of 0.50% per annum. This facility reduces the amount of cash we may be required to post as collateral. As of December 31, 2010, we have no letters of credit issued on this facility; any letters of credit issued on this facility will incur a fee of 1.75% per annum and will not reduce the available capacity under our credit facility.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering and processing services, we may receive fees or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2015 with commodity derivative instruments. Additionally, given the limited depth of the NGL derivatives market, we primarily utilize crude oil swaps to mitigate a portion of our commodity price exposure for propane and heavier NGLs. Historically, prices of NGLs have been generally related to the price of crude oil, with some exceptions, notably in late 2008 to early 2009, when NGL pricing was at a greater discount to crude oil pricing. Given the relationship and the lack of liquidity in the NGL financial market, we have historically used crude oil swaps to mitigate a portion of NGL price risks. When the relationship of NGL prices to crude oil prices is at a discount to historical ranges, we experience additional exposure as a result of the relationship. These transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting, whereby changes in fair value are recorded directly to the consolidated statements of operations; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting.

Commodity Cash Flow Hedges — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for derivatives that manage our commodity price risk. Prior to July 1, 2007, we used commodity swaps to mitigate a portion of the risk of market fluctuations in the price of NGLs, natural gas and condensate. Given our election to discontinue using the hedge method of accounting, the remaining net losses deferred in AOCI relative to cash flow hedges are reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings.

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

At December 31, 2010 we had interest rate swap agreements totaling $450.0 million, of which we have designated $275.0 million as cash flow hedges and account for the remaining $175.0 million under the mark-to-market method of accounting. The entire $450.0 million of these swap agreements mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014.

We have designated $275.0 million of our interest rate swap agreements as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the consolidated balance sheets and are reclassified into earnings as the hedged transactions impact earnings. The effect that these swaps have on

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

our consolidated financial statements, as well as the effect that is expected over the upcoming 12 months is summarized in the charts below. However, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings.

As of December 31, 2010, $300.0 million of the agreements reprice prospectively approximately every 90 days and the remaining $150.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 2.94% to 5.19%, and receive interest payments based on the three-month and one-month LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense.

At December 31, 2009 we had interest rate swap agreements totaling $575.0 million, all of which we had designated as cash flow hedges. In conjunction with the issuance of $250.0 million of 3.25% Senior Notes, we paid down our revolving credit facility, discontinued hedge accounting on $225.0 million of our existing swap agreements, terminated certain swap agreements for $1.3 million, and modified certain swap agreements to reduce the total outstanding amount by $125.0 million. Additionally, the term on $150.0 million of the swap agreements was extended through June 2014. This resulted in $450.0 million of these swap agreements mitigating our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014.

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

•

In the event that we or DCP Midstream, LLC were to be downgraded below investment grade by at least one of the major credit rating agencies, certain of our ISDA counterparties have the right to reduce our collateral threshold to zero, potentially requiring us to fully collateralize any commodity contracts in a net liability position.

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2010, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2010, we had $64.4 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2010 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2010, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $62.6 million.

As of December 31, 2010 our interest rate swaps were in a net liability position of approximately $26.9 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement, that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

Collateral

As of December 31, 2010, we had a contingent letter of credit facility for up to $10.0 million, on which we have no letters of credit issued. DCP Midstream, LLC had issued and outstanding parental guarantees totaling $65.0 million in favor of certain counterparties to our commodity derivative instruments. This contingent letter of credit facility and parental guarantees reduce the amount of cash we may be required to post as collateral. As of December 31, 2010, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	December 31, 2010	December 31, 2009
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(0.3)	$(0.8)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(27.4)	(31.1)

Total AOCI	$(27.7)	$(31.9)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked to market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31, 2010	December 31, 2009	Balance Sheet Line Item	December 31, 2010	December 31, 2009
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(12.2)	$(20.4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(5.4)	(11.6)

	$—	$—		$(17.6)	$(32.0)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$1.9	$7.3	Unrealized losses on derivative instruments — current	$(26.0)	$(21.1)
Unrealized gains on derivative instruments — long-term	1.4	2.0	Unrealized losses on derivative instruments — long-term	(40.4)	(46.4)

	$3.3	$9.3		$(66.4)	$(67.5)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4.8)	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(4.5)	—

	$—	$—		$(9.3)	$—

The following table summarizes the impact on our consolidated balance sheet and consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months

	2010	2009	2010	2009		2010	2009
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(18.7)	$(12.0)	$(22.4)	$(19.7)	(a)	$—	$—	(a)(c)	$(19.1)
Commodity derivatives	$—	$—	$(0.5)	$(0.9)	(b)	$—	$—	(b)(c)	$(0.3)

(a)	Included in interest expense in our consolidated statements of operations.

(b)	Included in sales of natural gas, propane, NGLs and condensate in our consolidated statements of operations.

(c)	For the year ended December 31, 2010 and 2009, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

	Year Ended December 31,
Commodity Derivatives: Statements of Operations Line Item	2010	2009	2008
	(Millions)
Third party:
Realized	$(2.9)	$16.8	$(25.5)
Unrealized	(4.4)	(79.1)	100.9

(Losses) gains from commodity derivative activity, net	$(7.3)	$(62.3)	$75.4

Affiliates:
Realized	$(0.7)	$(0.2)	$(5.2)
Unrealized	(0.5)	(3.3)	1.5

Losses from commodity derivative activity, net — affiliates	$(1.2)	$(3.5)	$(3.7)

	Year Ended December 31,
Interest Rate Derivatives: Statements of Operations Line Item	2010	2009	2008
	(Millions)
Third party:
Realized	$(1.5)	$—	$—
Unrealized	3.1	—	—

Interest expense	$1.6	$—	$—

We do not have any derivative financial instruments that qualify as a hedge of a net investment.

The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	December 31, 2010
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2011	(998,554)	(687,500)	(73,190)
2012	(839,358)	(366,000)	—
2013	(748,250)	(365,000)	—
2014	(547,500)	(365,000)	—
2015	(182,500)	—	—

	December 31, 2009
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) position (MMbtu)	Net Long (Short) Position (Bbls)
2010	(950,225)	(1,883,500)	(74,001)
2011	(949,000)	(1,496,500)	—
2012	(777,750)	(1,500,600)	—
2013	(748,250)	(730,000)	—
2014	(365,000)	—	—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of December 31, 2010 we have swaps with a notional value between $50.0 million and $80.0 million, which, in aggregate, exchange $450.0 million of our floating rate obligation to a fixed rate obligation through June 2012, with $150.0 million extending from June 2012 through June 2014.

13.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In November 2010, we issued 2,875,000 common limited partner units at $34.96 per unit. We received proceeds of $96.2 million, net of offering costs.

In September 2010, we issued 5,200 common limited partner units, from our Long Term Incentive plan, to non-employee directors as compensation for their service during 2010.

In August 2010, we issued 2,990,000 common limited partner units at $32.57 per unit. We received proceeds of $93.1 million, net of offering costs.

On May 26, 2010, we filed a universal shelf registration statement on Form S-3 with the SEC with a maximum aggregate offering price of $1.5 billion, to replace an existing shelf registration statement. The universal shelf registration statement will allow us to offer and issue additional partnership units and debt securities.

In November 2009, we issued 2,500,000 common limited partner units at $25.40 per unit, and in December 2009 we issued an additional 375,000 common limited partner units to the underwriters upon exercise of their overallotment option. We received proceeds of $69.5 million, net of offering costs.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of December 31, 2010. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

Subordinated Units — All of our subordinated units were held by DCP Midstream, LLC and were converted to common limited partner units by February 2009. The subordination period had an early termination provision that permitted 50% of the subordinated units, or 3,571,428 units, to convert into common units on a one-to-one basis in February 2008 and permitted the other 50% of the subordinated units, or 3,571,429 units, to convert into common units on a one-to-one basis in February 2009, following the satisfactory completion of the tests for ending the subordination period contained in our partnership agreement. The board of directors of the General Partner certified that all conditions for early conversion were satisfied.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

The following table presents our cash distributions paid in 2010, 2009 and 2008:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 12, 2010	$0.610	$27.4
August 13, 2010	0.610	25.3
May 14, 2010	0.600	24.6
February 12, 2010	0.600	24.6
November 13, 2009	0.600	22.6
August 14, 2009	0.600	22.6
May 15, 2009	0.600	20.1
February 13, 2009	0.600	20.1
November 14, 2008	0.600	20.1
August 14, 2008	0.600	20.1
May 15, 2008	0.590	19.6
February 14, 2008	0.570	15.7

14.	Equity-Based Compensation

Total compensation cost (credit) for equity-based arrangements was as follows:

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Performance Units	$1.2	$1.2	$(0.7)
Phantom Units	0.2	0.4	(0.4)
Restricted Phantom Units	1.4	0.6	0.1

Total compensation cost (credit)	$2.8	$2.2	$(1.0)

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

Substantially all awards are accounted for as liability awards.

Performance Units — We have awarded phantom LPUs, or Performance Units, pursuant to the LTIP to certain employees. Performance Units generally vest in their entirety at the end of a three year performance period. The number of Performance Units that will ultimately vest range, in value from 0% to 200% of the outstanding Performance Units, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the compensation committee of the board of directors of our General Partner. The DERs are paid in cash at the end of the performance period. Of the remaining Performance Units outstanding at December 31, 2010, 51,794 units are expected to vest on December 31, 2011 and 11,641 units are expected to vest on December 31, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

At December 31, 2010, there was approximately $1.0 million of unrecognized compensation expense related to the Performance Units that is expected to be recognized over a weighted-average period of 1.2 years. The following table presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2008	46,960	$34.09
Granted	17,085	$33.85
Forfeited	(12,025)	$33.14

Outstanding at December 31, 2008	52,020	$34.23
Granted	52,450	$10.05
Vested	(37,330)	$34.51

Outstanding at December 31, 2009	67,140	$15.18
Granted	16,630	$31.80
Vested(a)	(14,215)	$33.44
Forfeited	(2,205)	$15.61

Outstanding at December 31, 2010	67,350	$15.42	$37.40

Expected to vest(b)	63,435	$14.04	$37.40

(a)	The units vested at 0%.

(b)	Based on our December 31, 2010 estimated achievement of specified performance targets, the performance estimate for units granted in 2010 is 100%, and for units granted in 2009 is 125%. The estimated forfeiture rate for units granted in 2010 is 30% and for units granted in 2009 is 21%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Performance Units, including the related DERs:

	Units Vested		Fair Value of Units Vested	Unit-Based Liabilities Paid
			(Millions)
2010	14,215		$—	$0.8	(a)
2009	37,330	(a)	$1.1	$0.3

(a)	22,860, or $0.8 million, of the units and the related DERs that vested in 2009 were paid in 2010.

Phantom Units — In conjunction with our initial public offering, in January 2006 our General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner.

In 2010, we granted 5,200 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2010. All of these units vested in 2010 and were settled in units.

In 2009, we granted 16,000 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2009. All of these units vested during 2009 and were settled in cash.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

In 2008, we granted 4,000 Phantom Units, pursuant to the LTIP, to directors who are not officers or employees of affiliates of the General Partner as part of their annual director fees for 2008. All of these units vested during 2008 and were settled in cash.

The DERs are paid in cash quarterly in arrears.

The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2008	20,199	$24.56
Granted	4,000	$35.88
Forfeited	(4,000)	$24.05
Vested	(6,501)	$32.91

Outstanding at December 31, 2008	13,698	$24.05
Granted	16,000	$10.05
Vested	(29,698)	$16.51

Outstanding at December 31, 2009	—	$—
Granted	5,200	$24.05
Vested	(5,200)	$31.80

Outstanding at December 31, 2010	—	$—	$—

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Phantom Units:

	Units Vested	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(Millions)
2010(a)	5,200	$0.2	$—
2009	29,698	$0.5	$0.5
2008	6,501	$0.2	$0.2

(a)	We issued 5,200 units in September 2010 related to these Phantom Units.

Restricted Phantom Units — Our General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. Of the remaining RPUs outstanding at December 31, 2010, 41,436 units are expected to vest on December 31, 2011 and 11,641 units are expected to vest on December 31, 2012. The DERs are paid in cash quarterly in arrears.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

At December 31, 2010, there was approximately $0.9 million of unrecognized compensation expense related to the RPUs that is expected to be recognized over a weighted-average period of 1.0 year. The following table presents information related to the RPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2008	—	$—
Granted	17,085	$33.85
Forfeited	(2,395)	$35.88

Outstanding at December 31, 2008	14,690	$33.52
Granted	52,450	$10.05

Outstanding at December 31, 2009	67,140	$15.18
Granted	16,630	$31.80
Vested	(14,215)	$33.44
Forfeited	(2,205)	$15.61

Outstanding at December 31, 2010	67,350	$15.42	$37.40

Expected to vest	66,403	$18.64	$37.40

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Restricted Phantom Units:

	Units Vested	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(Millions)
2010(a)	14,215	$0.5	$—

(a)	14,215 of the units and the related DERs that vested in 2010 were paid in 2011.

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 30% for units granted in 2010, 21% for units granted in 2009 and 22% for units granted in 2008. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

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

We are structured as a master limited partnership, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal deferred tax balances as of December 31, 2009 and 2008, and no federal income tax expense for the years ended December 31, 2010, 2009 and 2008. On December 30, 2010, we acquired all of the interests in Marysville Hydrocarbons Holdings, LLC, an entity that owns a taxable C-Corporation consolidated return group. We have estimated $35.0 million of federal deferred tax liabilities resulting from built-in tax gains recognized in the transaction and have recorded this in our preliminary purchase price allocation as of December 31, 2010.

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville Hydrocarbons Holding, LLC and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggers the deferred tax liabilities resulting from

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

built-in tax gains to become currently payable. Accordingly, the estimated $35.0 million of deferred tax liabilities at December 31, 2010 will be reflected as current income tax payable on financial statements with reporting periods beginning on or after January 1, 2011.

The State of Texas imposes a margin tax that is assessed at 1% of taxable margin apportioned to Texas. During 2008 and 2009 we acquired properties in Michigan. Michigan imposes a business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. The sum of the gross receipts and income tax is subject to a tax surcharge of 21.99%. Michigan provides tax credits that may reduce our final tax liability.

Income tax benefit (expense) consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(millions)
Current:
State	$(0.4)	$(0.5)	$(0.7)
Deferred:
State	0.1	(0.1)	0.1

Total income tax expense	$(0.3)	$(0.6)	$(0.6)

We had additional net long-term deferred tax liabilities of $1.6 million and $1.7 million as of December 31, 2010 and 2009, respectively, included in other long term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our East Texas operations, and are primarily associated with depreciation related to property plant and equipment.

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

Basic and diluted net income or loss per LPU is calculated by dividing limited partners’ interest in net income or loss, by the weighted-average number of outstanding LPUs during the period.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

17.	Commitments and Contingent Liabilities

Litigation

Westfield — In July 2010 there was an explosion at a condominium complex in Norfolk, Massachusetts in which a worker at the condominium was killed. An investigation of the accident by the Massachusetts State Fire Marshall has indicated that the propane that exploded may have been unodorized. The investigation further indicated that the propane that exploded may have been supplied by our Westfield propane rail terminal to one of our customers who filled the tank that exploded. We are not responsible for odorization of the propane we supply to our customers out of our Westfield terminal. Rather, we receive the propane by rail which has been odorized by our suppliers. An attorney representing the estate of the deceased has brought a legal action against our customer who filled the tank that exploded; however, we have not been named in that lawsuit. It is not possible to predict whether we will incur any liability or to estimate the damages, if any, we might incur in connection with this matter. Management does not believe the ultimate resolution of this issue will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $12.8 million, $12.1 million and $12.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2010:

(Millions)
2011	$15.8
2012	12.5
2013	9.6
2014	4.1
2015	0.6
Thereafter	1.2

Total minimum rental payments	$43.8

18.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — The Natural Gas Services segment consists of our Northern Louisiana system, our Southern Oklahoma system, our 40% limited liability company interest in Discovery, our 75% interest in our Colorado system, our Wyoming system, our 50.1% interest in our East Texas system, and our Michigan system.

Wholesale Propane Logistics — The Wholesale Propane Logistics segment consists of six owned rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals.

NGL Logistics — The NGL Logistics segment consists of the Seabreeze and Wilbreeze NGL transportation pipelines, the Wattenberg NGL transportation pipeline, the Black Lake interstate NGL pipeline and the NGL storage facility in Marysville, Michigan.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

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

The following tables set forth our segment information:

Year Ended December 31, 2010:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$778.7	$473.2	$17.6	$—	$1,269.5

Gross margin(a)	$195.1	$28.9	$12.9	$—	$236.9
Operating and maintenance expense	(63.5)	(12.6)	(3.7)	—	(79.8)
Depreciation and amortization expense	(69.1)	(1.9)	(2.6)	(0.1)	(73.7)
General and administrative expense	—	—	—	(33.7)	(33.7)
Earnings from unconsolidated affiliates	23.0	—	0.8	—	23.8
Other operating income	1.0	3.0	—	—	4.0
Step acquisition — equity interest re-measurement gain	—	—	9.1	—	9.1
Interest expense	—	—	—	(29.1)	(29.1)
Income tax expense(b)	—	—	—	(0.3)	(0.3)

Net income (loss)	86.5	17.4	16.5	(63.2)	57.2
Net income attributable to noncontrolling interests	(9.2)	—	—	—	(9.2)

Net income (loss) attributable to partners	$77.3	$17.4	$16.5	$(63.2)	$48.0

Non-cash derivative mark-to-market(c)	$(4.4)	$(1.0)	$—	$1.4	$(4.0)

Capital expenditures	$38.6	$0.6	$11.5	$—	$50.7

Acquisitions net of cash acquired	$—	$67.8	$135.5	$—	$203.3

Investments in unconsolidated affiliates	$2.3	$—	$—	$—	$2.3

Year Ended December 31, 2009:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$583.7	$348.2	$10.5	$—	$942.4

Gross margin(a)	$109.7	$48.9	$7.6	$—	$166.2
Operating and maintenance expense	(58.2)	(10.3)	(1.2)	—	(69.7)
Depreciation and amortization expense	(61.9)	(1.4)	(1.4)	(0.2)	(64.9)
General and administrative expense	—	—	—	(32.3)	(32.3)
Earnings from unconsolidated affiliates	16.6	—	1.9	—	18.5
Interest income	—	—	—	0.3	0.3
Interest expense	—	—	—	(28.3)	(28.3)
Income tax expense(b)	—	—	—	(0.6)	(0.6)

Net income (loss)	6.2	37.2	6.9	(61.1)	(10.8)
Net income attributable to noncontrolling interests	(8.3)	—	—	—	(8.3)

Net (loss) income attributable to partners	$(2.1)	$37.2	$6.9	$(61.1)	$(19.1)

Non-cash derivative mark-to-market(c)	$(84.2)	$0.8	$—	$(0.4)	$(83.8)

Capital expenditures	$164.3	$0.5	$—	$—	$164.8

Acquisitions net of cash acquired	$44.5	$—	$—	$—	$44.5

Investments in unconsolidated affiliates	$7.0	$—	$—	$—	$7.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Year Ended December 31, 2008:

	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$1,336.2	$483.0	$11.3	$—	$1,830.5

Gross margin(a)	$331.4	$11.0	$7.1	$—	$349.5
Operating and maintenance expense	(66.5)	(9.9)	(1.0)	—	(77.4)
Depreciation and amortization expense	(50.5)	(1.3)	(1.4)	—	(53.2)
General and administrative expense	—	—	—	(33.3)	(33.3)
Other	—	1.5	—	—	1.5
Earnings from unconsolidated affiliates	17.4	—	0.8	—	18.2
Interest income	—	—	—	6.1	6.1
Interest expense	—	—	—	(32.8)	(32.8)
Income tax expense(b)	—	—	—	(0.6)	(0.6)

Net income (loss)	231.8	1.3	5.5	(60.6)	178.0
Net income attributable to noncontrolling interests	(36.1)	—	—	—	(36.1)

Net income (loss) attributable to partners	$195.7	$1.3	$5.5	$(60.6)	$141.9

Non-cash derivative mark-to-market(c)	$99.2	$2.4	$—	$(0.6)	$101.0

Capital expenditures	$68.3	$3.3	$0.4	$0.7	$72.7

Acquisitions net of cash acquired	$157.3	$—	$—	$—	$157.3

Investments in unconsolidated affiliates	$7.4	$—	$—	$—	$7.4

	December 31,
	2010	2009	2008
	(Millions)
Segment long-term assets:
Natural Gas Services(d)	$1,141.1	$1,185.2	$1,045.9
Wholesale Propane Logistics(d)	101.7	53.2	54.3
NGL Logistics(d)	220.6	32.3	33.8
Other(e)	4.1	13.1	70.3

Total long-term assets	1,467.5	1,283.8	1,204.3
Current assets	233.1	197.7	215.4

Total assets	$1,700.6	$1,481.5	$1,419.7

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.

(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

(d)	Long-term assets for our Natural Gas Services segment increased in 2009 as a result of our expansion projects in East Texas and the Piceance Basin, the acquisition of certain companies that held natural gas gathering and treating assets for $45.1 million from MichCon Pipeline Company.

Long-term assets for our Wholesale Propane Logistics segment increased in 2010 as a result of our acquisition of Atlantic Energy from a subsidiary of UGI Corporation.

Long-term assets for our NGL Logistics segment increased in 2010 as a result of our acquisitions of the Wattenberg pipeline, Black Lake and Marysville. Our July 30, 2010 acquisition of an additional 50% interest in Black Lake from an affiliate of BP PLC brought our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

(e)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

19.	Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$7.8	$9.0	$26.3
Cash paid for income taxes, net of income tax refunds	$0.5	$1.5	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$6.3	$4.1	$17.4
Other non-cash additions of property, plant and equipment	$2.0	$1.3	$5.5
Accounts payable related to equity issuance costs	$0.2	$—	$—
Acquisition related contingent consideration	$1.0	$—	$—
Non-cash contribution from noncontrolling interests	$0.5	$—	$—
Accrued equity-based compensation	$—	$—	$0.2

20.	Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2010 and 2009 were as follows (millions, except per unit amounts):

2010	First	Second	Third	Fourth	Year Ended December 31, 2010
Total operating revenues	$403.7	$277.5	$239.9	$348.4	$1,269.5
Operating income	$25.5	$27.8	$2.7	$6.8	$62.8
Net income (loss)	$25.9	$27.0	$(0.8)	$5.1	$57.2
Net (income) loss attributable to noncontrolling interests	$(0.1)	$(1.0)	$(3.3)	$(4.8)	$(9.2)
Net income (loss) attributable to partners	$25.8	$26.0	$(4.1)	$0.3	$48.0
Limited partners’ interest in net income (loss)	$22.0	$21.8	$(8.2)	$(4.5)	$31.1
Basic net income (loss) per limited partner unit	$0.64	$0.63	$(0.23)	$(0.12)	$0.86

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

2009	First	Second	Third	Fourth	Year Ended December 31, 2009
Total operating revenues	$284.4	$152.0	$205.7	$300.3	$942.4
Operating income (loss)	$28.1	$(36.8)	$11.1	$(3.1)	$(0.7)
Net income (loss)	$19.8	$(40.0)	$12.4	$(3.0)	$(10.8)
Net loss (income) attributable to noncontrolling interests	$1.3	$(2.1)	$(2.5)	$(5.0)	$(8.3)
Net income (loss) attributable to partners	$21.1	$(42.1)	$9.9	$(8.0)	$(19.1)
Limited partners’ interest in net income (loss)(a)	$18.9	$(44.8)	$6.5	$(11.4)	$(30.8)
Basic net income (loss) per limited partner unit(a)	$0.67	$(1.41)	$0.21	$(0.35)	$(0.99)

(a)	Total limited partners’ interest in net income and basic income per limited partner unit excludes the results from our additional 25.1% interest in East Texas for the period January 1, 2009 through March 31, 2009.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

21.	Supplementary Information — Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of DCP Midstream Partners, LP, or parent guarantor, DCP Midstream Operating LP, or subsidiary issuer, which is a 100% owned subsidiary, and non-guarantor subsidiaries, as well as the consolidating adjustments necessary to present DCP Midstream Partners, LP’s results on a consolidated basis. In conjunction with the universal shelf registration statement on Form S-3 filed with the SEC on May 26, 2010, the parent guarantor has agreed to fully and unconditionally guarantee securities of the subsidiary issuer. For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

	Condensed Consolidating Balance Sheets December 31, 2010
	Parent Guarantor		Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$		$1.5	$6.7	$(1.5)	$6.7
Accounts receivable		—	—	151.0	—	151.0
Inventories		—	—	65.2	—	65.2
Other		—	—	10.2	—	10.2

Total current assets			1.5	233.1	(1.5)	233.1
Property, plant and equipment, net		—	—	1,169.1	—	1,169.1
Goodwill and intangible assets, net		—	—	186.7	—	186.7
Advances receivable — consolidated subsidiaries		333.4	534.7	—	(868.1)	—
Investments in consolidated subsidiaries		184.9	323.6	—	(508.5)	—
Investments in unconsolidated affiliates		—	—	104.3	—	104.3
Other long-term assets		—	2.3	5.1	—	7.4

Total assets		$518.3	$862.1	$1,698.3	$(1,378.1)	$1,700.6

LIABILITIES AND EQUITY
Accounts payable and other current liabilities		$0.2	$19.5	$193.0	$(1.5)	$211.2
Advances payable — consolidated subsidiaries		—	—	868.1	(868.1)
Long-term debt		—	647.8	—	—	647.8
Other long-term liabilities		—	9.9	93.5	—	103.4

Total liabilities		0.2	677.2	1,154.6	(869.6)	962.4

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity		518.1	212.3	323.9	(508.5)	545.8
Accumulated other comprehensive loss		—	(27.4)	(0.3)	—	(27.7)

Total partners’ equity		518.1	184.9	323.6	(508.5)	518.1
Noncontrolling interests		—	—	220.1	—	220.1

Total equity		518.1	184.9	543.7	(508.5)	738.2

Total liabilities and equity		$518.3	$862.1	$1,698.3	$(1,378.1)	$1,700.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Balance Sheets December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.6	$1.3	$(0.8)	$2.1
Accounts receivable	—	—	152.5	—	152.5
Inventories	—	—	34.2	—	34.2
Other	—	0.1	8.8	—	8.9

Total current assets	—	1.7	196.8	(0.8)	197.7
Restricted investments	—	10.0	—	—	10.0
Property, plant and equipment, net	—	—	1,000.1	—	1,000.1
Goodwill and intangible assets, net	—	—	152.6	—	152.6
Advances receivable — consolidated subsidiaries	245.8	520.0	—	(765.8)	—
Investments in consolidated subsidiaries	131.9	245.3	—	(377.2)	—
Investments in unconsolidated affiliates	—	—	114.6	—	114.6
Other long-term assets	—	0.6	5.9	—	6.5

Total assets	$377.7	$777.6	$1,470.0	$(1,143.8)	$1,481.5

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$21.1	$170.8	$(0.8)	$191.1
Advances payable — consolidated subsidiaries	—	—	765.8	(765.8)	—
Long-term debt	—	613.0	—	—	613.0
Other long-term liabilities	—	11.6	60.4	—	72.0

Total liabilities	—	645.7	997.0	(766.6)	876.1

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	377.7	163.0	246.1	(377.2)	409.6
Accumulated other comprehensive loss	—	(31.1)	(0.8)	—	(31.9)

Total partners’ equity	377.7	131.9	245.3	(377.2)	377.7
Noncontrolling interests	—	—	227.7	—	227.7

Total equity	377.7	131.9	473.0	(377.2)	605.4

Total liabilities and equity	$377.7	$777.6	$1,470.0	$(1,143.8)	$1,481.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,162.7	$—	$1,162.7
Transportation, processing and other	—	—	115.3	—	115.3
Losses from commodity derivative activity, net	—	—	(8.5)	—	(8.5)

Total operating revenues	—	—	1,269.5	—	1,269.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,032.6	—	1,032.6
Operating and maintenance expense	—	—	79.8	—	79.8
Depreciation and amortization expense	—	—	73.7	—	73.7
General and administrative expense	—	0.2	33.5	—	33.7
Step acquisition — equity interest re-measurement gain	—	—	(9.1)	—	(9.1)
Other, net	—	—	(4.0)	—	(4.0)

Total operating costs and expenses	—	0.2	1,206.5	—	1,206.7

Operating (loss) income	—	(0.2)	63.0	—	62.8
Interest expense, net	—	(28.8)	(0.3)	—	(29.1)
Earnings from unconsolidated affiliates	—		23.8	—	23.8
Earnings (losses) from consolidated subsidiaries	48.0	77.0	—	(125.0)	—

Income (loss) before income taxes	48.0	48.0	86.5	(125.0)	57.5
Income tax expense	—	—	(0.3)	—	(0.3)

Net income (loss)	48.0	48.0	86.2	(125.0)	57.2
Net income attributable to noncontrolling interests	—	—	(9.2)	—	(9.2)

Net income (loss) attributable to partners	$48.0	$48.0	$77.0	$(125.0)	$48.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$913.0	$—	$913.0
Transportation, processing and other	—	—	95.2	—	95.2
Losses from commodity derivative activity, net	—	—	(65.8)	—	(65.8)

Total operating revenues	—	—	942.4	—	942.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	(776.2)	—	(776.2)
Operating and maintenance expense	—	—	(69.7)	—	(69.7)
Depreciation and amortization expense	—	—	(64.9)	—	(64.9)
General and administrative expense	—	(0.1)	(32.2)	—	(32.3)

Total operating costs and expenses	—	(0.1)	(943.0)	—	(943.1)

Operating loss	—	(0.1)	(0.6)	—	(0.7)
Interest expense, net	—	(27.8)	(0.2)	—	(28.0)
Earnings from unconsolidated affiliates	—	—	18.5	—	18.5
(Losses) Earnings from consolidated subsidiaries	(19.1)	8.8	—	10.3	—

(Loss) income before income taxes	(19.1)	(19.1)	17.7	10.3	(10.2)
Income tax expense	—	—	(0.6)	—	(0.6)

Net (loss) income	(19.1)	(19.1)	17.1	10.3	(10.8)
Net income attributable to noncontrolling interests	—	—	(8.3)	—	(8.3)

Net (loss) income attributable to partners	$(19.1)	$(19.1)	$8.8	$10.3	$(19.1)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2008
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,672.7	$—	$1,672.7
Transportation, processing and other	—	—	86.1	—	86.1
Gains from commodity derivative activity, net	—	—	71.7	—	71.7

Total operating revenues	—	—	1,830.5	—	1,830.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	(1,481.0)	—	(1,481.0)
Operating and maintenance expense	—	—	(77.4)	—	(77.4)
Depreciation and amortization expense	—	—	(53.2)	—	(53.2)
General and administrative expense	—	(0.1)	(33.2)	—	(33.3)
Other, net	—	—	1.5	—	1.5

Total operating costs and expenses	—	(0.1)	(1,643.3)	—	(1,643.4)

Operating (loss) income	—	(0.1)	187.2	—	187.1
Interest (expense) income, net	—	(27.1)	0.4	—	(26.7)
Earnings from unconsolidated affiliates	—	—	18.2	—	18.2
Earnings from consolidated subsidiaries	141.9	169.1	—	(311.0)	—

Income before income taxes	141.9	141.9	205.8	(311.0)	178.6
Income tax expense	—	—	(0.6)	—	(0.6)

Net income	141.9	141.9	205.2	(311.0)	178.0
Net income attributable to noncontrolling interests	—	—	(36.1)	—	(36.1)

Net income attributable to partners	$141.9	$141.9	$169.1	$(311.0)	$141.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2010
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(87.4)	$(42.9)	$271.8	$(0.7)	$140.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(50.7)	—	(50.7)
Acquisitions, net of cash acquired	—	—	(203.3)	—	(203.3)
Investments in unconsolidated affiliates	—	—	(2.3)	—	(2.3)
Return of investment from unconsolidated affiliate	—	—	1.2	—	1.2
Proceeds from sale of assets	—	—	3.4	—	3.4
Purchase of available-for-sale securities	—	—	—	—	—
Proceeds from sales of available-for-sale securities	—	10.1	—	—	10.1

Net cash provided by (used in) investing activities	—	10.1	(251.7)	—	(241.6)

FINANCING ACTIVITIES:
Proceeds from debt	—	868.2	—	—	868.2
Payments of debt	—	(833.4)	—	—	(833.4)
Payment of deferred financing costs	—	(2.1)	—	—	(2.1)
Proceeds from issuance of common units, net of offering costs	189.3	—	—	—	189.3
Purchase of additional interest in a subsidiary	—	—	(3.5)	—	(3.5)
Distributions to unitholders and general partner	(101.9)	—	—	—	(101.9)
Distributions to noncontrolling interests	—	—	(25.6)	—	(25.6)
Contributions from noncontrolling interests	—	—	13.8	—	13.8
Contributions from DCP Midstream, LLC	—	—	0.6	—	0.6

Net cash provided by (used in) financing activities	87.4	32.7	(14.7)	—	(105.4)

Net change in cash and cash equivalents	—	(0.1)	5.4	(0.7)	4.6
Cash and cash equivalents, beginning of period	—	1.6	1.3	(0.8)	2.1

Cash and cash equivalents, end of period	$—	$1.5	$6.7	$(1.5)	$6.7

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2009
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15.8	$(31.5)	$124.1	$(0.5)	$107.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(164.8)	—	(164.8)
Acquisitions, net of cash acquired	—	—	(44.5)	—	(44.5)
Investments in unconsolidated affiliates	—	—	(7.0)	—	(7.0)
Return of investment from unconsolidated affiliate			2.2	—	2.2
Proceeds from sale of assets	—	—	0.3	—	0.3
Purchase of available-for-sale securities	—	(1.1)	—	—	(1.1)
Proceeds from sales of available-for-sale securities	—	51.1	—	—	51.1

Net cash provided by (used in) investing activities	—	50.0	(213.8)	—	(163.8)

FINANCING ACTIVITIES:
Proceeds from debt	—	237.0	—	—	237.0
Payments of debt	—	(280.5)	—	—	(280.5)
Proceeds from issuance of common units, net of offering costs	69.5	—	—	—	69.5
Net change in advances to predecessor from DCP Midstream, LLC	—	—	3.0	—	3.0
Distributions to unitholders and general partner	(85.3)	—	—	—	(85.3)
Distributions to noncontrolling interests	—	—	(27.0)	—	(27.0)
Contributions from noncontrolling interests	—	—	78.7	—	78.7
Contributions from DCP Midstream, LLC	—	—	0.7	—	0.7

Net cash (used in) provided by financing activities	(15.8)	(43.5)	55.4	—	(3.9)

Net change in cash and cash equivalents	—	(25.0)	(34.3)	(0.5)	(59.8)
Cash and cash equivalents, beginning of period	—	26.6	35.6	(0.3)	61.9

Cash and cash equivalents, end of period	$—	$1.6	$1.3	$(0.8)	$2.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2008
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(56.4)	$(52.8)	$285.5	$1.3	$177.6

INVESTING ACTIVITIES:
Capital expenditures	—	—	(72.7)	—	(72.7)
Acquisitions, net of cash acquired	—	—	(157.3)	—	(157.3)
Investments in unconsolidated affiliates	—	—	(7.4)	—	(7.4)
Proceeds from sale of assets	—	—	2.9	—	2.9
Purchase of available-for-sale securities	—	(608.2)	—	—	(608.2)
Proceeds from sales of available-for-sale securities	—	650.5	—	—	650.5

Net cash provided by (used in) investing activities	—	42.3	(234.5)	—	(192.2)

FINANCING ACTIVITIES:
Proceeds from debt	—	660.4	—	—	660.4
Payments of debt	—	(633.9)	—	—	(633.9)
Proceeds from issuance of common units, net of offering costs	132.1	—	—	—	132.1
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(14.2)	—	(14.2)
Distributions to unitholders and general partner	(75.7)	—	(0.5)	—	(76.2)
Distributions to noncontrolling interests	—	—	(46.4)	—	(46.4)
Contributions from noncontrolling interests	—	—	21.3	—	21.3
Contributions from DCP Midstream, LLC	—	—	4.1	—	4.1

Net cash provided by (used in) financing activities	56.4	26.5	(35.7)	—	47.2

Net change in cash and cash equivalents	—	16.0	15.3	1.3	32.6
Cash and cash equivalents, beginning of period	—	10.6	20.3	(1.6)	29.3

Cash and cash equivalents, end of period	$—	$26.6	$35.6	$(0.3)	$61.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

22.	Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Charged to Other Accounts	Deductions/ Other	Balance at End of Period
	(Millions)
December 31, 2010
Allowance for doubtful accounts	$0.5	$—	$—	$—	$0.5
Environmental	1.1	1.0	—	(0.2)	1.9
Litigation	2.4	0.3	—	(2.5)	0.2
Other (a)	0.1	—	1.0	(1.1)	—

	$4.1	$1.3	$1.0	$(3.8)	$2.6

December 31, 2009
Allowance for doubtful accounts	$1.0	$—	$—	$(0.5)	$0.5
Environmental	1.9	—	—	(0.8)	1.1
Litigation	2.5	—	—	(0.1)	2.4
Other (a)	0.1	—	—	—	0.1

	$5.5	$—	$—	$(1.4)	$4.1

December 31, 2008
Allowance for doubtful accounts	$1.7	$—	$—	$(0.7)	$1.0
Environmental	1.8	0.5	—	(0.4)	1.9
Litigation	—	2.5	—	—	2.5
Other (a)	—	—	—	0.1	0.1

	$3.5	$3.0	$—	$(1.0)	$5.5

(a)	Principally consists of other contingency liabilities, which are included in other current liabilities, and the recognition and re-measurement of the fair value of contingent consideration.

23.	Subsequent Events

On January 27, 2011, the board of directors of the general partner declared a quarterly distribution of $0.6175 per unit, payable on February 14, 2011 to unitholders of record on February 7, 2011.

On January 13, 2011, we paid $7.5 million to the sellers of Michigan Pipeline & Processing, LLC, or MPP, which we purchased in October 2008, under our contingent payment agreement whereby we would pay up to an additional $15.0 million to the sellers depending on the earnings of MPP after a three-year period.

On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines; three natural gas processing plants with recently increased processing capacity totaling 380 MMcf/d; and natural gas storage assets with 9 Bcf of existing storage capacity. The terms of the joint venture agreement provide that distributions to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008 — (Continued)

Southeast Texas. The results of the Southeast Texas system will be included in our Natural Gas Services segment. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retroactively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements will be adjusted to include the historical results of Southeast Texas in subsequent filings, however, the accounting for our acquisition of the interest in Southeast Texas was incomplete at the time we issued our consolidated financial statements. Given the recent timing of the acquisition, we were unable to calculate supplemental pro-forma combined information. The required disclosures will be made in a subsequent filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2010.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream GP, LLC

Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the retroactive effect of the April 1, 2009 acquisition of an additional 25.1% of DCP East Texas Holdings, LLC, which was accounted for in a manner similar to a pooling of interests.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 1, 2011

Item 9B.	Other Information

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2010.

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

Meeting Attendance and Preparation

The board of directors met 13 times in 2010 and members of our current board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they serve, either in person or telephonically, during 2010. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Directors and Executive Officers

The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with DCP Midstream GP, LLC
Thomas C. O’Connor	55	Chairman of the Board and Director
Mark A. Borer	56	President, Chief Executive Officer and Director
Angela A. Minas	46	Vice President and Chief Financial Officer
Michael S. Richards	51	Vice President, General Counsel and Secretary
Don Baldridge	41	Vice President, Business Development
Paul F. Ferguson, Jr.	61	Director
Alan N. Harris	57	Director
Donald G. Hrap	52	Director
John E. Lowe	52	Director
Frank A. McPherson	77	Director
Thomas C. Morris	70	Director
Stephen R. Springer	64	Director

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

Mark A. Borer was elected President and Chief Executive Officer, and director of DCP Midstream GP, LLC in November 2006. Mr. Borer was previously Group Vice President, Marketing and Corporate Development of DCP Midstream, LLC since July 2004. He previously served as Executive Vice President of Marketing and Corporate Development of DCP Midstream, LLC from May 2002 through July 2004. Mr. Borer served as Senior Vice President, Southern Division of DCP Midstream, LLC from April 1999 through May 2002. Prior to that time, Mr. Borer was Vice President of Natural Gas Marketing for Union Pacific Fuels, Inc. Mr. Borer was a director of the general partner of TEPPCO Partners, L.P. from April 2000 until his resignation in 2005.

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

Donald G. Hrap was appointed as a director of DCP Midstream GP, LLC in January 2011 and is currently president, Americas, for ConocoPhillips where he leads the development, operations, and services related to ConocoPhillips’ exploration and production business in the Lower 48 Region of the US and in Latin America. Before his present position at ConocoPhillips, he was president of the Lower 48 Region and prior to that, senior vice president of Western Canada Gas. Mr. Hrap joined ConocoPhillips in 2006 through the merger with Burlington Resources, serving as senior vice president of operations for Burlington Canada. Prior to that he was vice president for the North American Division at Gulf Canada Resources, where he worked for 17 years.

John E. Lowe was elected a director of DCP Midstream GP, LLC in October 2008, and is currently Assistant to the Chief Executive Officer for ConocoPhillips, representing the company in external relationships and assisting on special projects. Mr. Lowe was previously Executive Vice President, Exploration and Production, from 2007 to October 2008 and was Executive Vice President of Commercial in 2006. Prior to that, Mr. Lowe served as Executive Vice President of Planning, Strategy and Corporate Affairs from 2002 to 2006, and as Senior Vice President of Corporate Strategy and Development from 2001 to 2002.

Frank A. McPherson was elected as a director of DCP Midstream GP, LLC in December 2005. Mr. McPherson retired as Chairman and Chief Executive Officer from Kerr McGee Corporation in 1997 after a 40-year career with the company. Mr. McPherson was Chairman and Chief Executive Officer of Kerr McGee from 1983 to 1997. Prior to that he served in various capacities in management of Kerr McGee. Mr. McPherson joined Kerr McGee in 1957. Mr. McPherson served on the boards of Tri Continental Corporation, Seligman Group of Mutual Funds, ConocoPhillips, Kimberly Clark Corporation, MAPCO Inc., Bank of Oklahoma, the Federal Reserve Bank of Kansas City and the American Petroleum Institute. He also served on the boards of several non-profit organizations in Oklahoma.

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

Director Experience and Qualifications

Directors are appointed annually by DCP Midstream, LLC and hold office for one year or until the earlier of their death, resignation, removal or disqualification and until their successors have been elected and qualified. DCP Midstream, LLC evaluates and recommends candidates for membership on the board of directors based on criteria established thereby. When evaluating director candidates, nominees and incumbent directors, DCP Midstream, LLC has informed us that it considers, among other things, educational background, knowledge of our business and industry, professional reputation, independence, and ability to represent the best interests of our unitholders. DCP Midstream, LLC and the board of directors believe that the above-mentioned attributes, along with the leadership skills and experience in the midstream natural gas industry, provide the Partnership with a capable and knowledgeable board of directors.

Thomas C. O’Connor — We believe Mr. O’Connor is a suitable member of the board of directors, as he brings to the company over two decades of industry experience, and has significant management experience in natural gas and pipeline transmission operations.

Mark A. Borer — We believe Mr. Borer is a suitable member of the board of directors as he brings to the company extensive industry experience. In addition, because Mr. Borer has held management positions with the company or one of its subsidiaries since 1999 and because Mr. Borer has served as a director since 2006, he brings to the board of directors, valuable historical perspective of board and company operations.

Paul F. Ferguson, Jr. — We believe that Mr. Ferguson is a suitable member of the board of directors because of his extensive industry experience. Mr. Ferguson has held various financial positions with PanEnergy Corp., and the knowledge of industry accounting and financial practices he gained through such experience, coupled with his accounting background and his CPA designation, make him valuable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future strategic planning of the Partnership. Mr. Ferguson also provides insight to the board of directors as to the Partnership’s financial compliance and reporting obligations. Because Mr. Ferguson has served as a director since 2005, he brings to the board of directors, valuable historical perspective of board and company operations.

Alan N. Harris — We believe that Mr. Harris is a suitable member of the board of directors because he has over 30 years of leadership experience in the natural gas industry. In additional, Mr. Harris’ prior experience as Chief Financial Officer of DEGT and his knowledge of industry accounting and financial practices are invaluable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future strategic planning of the Partnership.

Donald G. Hrap — We believe that Mr. Hrap is a suitable member of the board of directors because of his extensive executive management experience within the energy industry, in particular, his experience with ConocoPhillips and Gulf Canada, spanning over twenty years. In addition, Mr. Hrap’s experience in operations with a global energy company is valuable to company operations and future strategic planning.

John E. Lowe — We believe that Mr. Lowe is a suitable member of the board of directors because of his extensive executive management and strategic planning experience in the industry. Mr. Lowe’s prior management positions with ConocoPhillips in the corporate strategy area also provide the board with valuable insight as the board of directors moves forward with its strategic planning initiatives.

Frank A. McPherson — We believe that Mr. McPherson is a suitable member of the board of directors because of his extensive industry and executive management experience, spanning over a period of 50 years. In addition, Mr. McPherson’s prior public company board experience provides the board of directors with valuable insight into corporate governance and compliance matters. Because Mr. McPherson has served as a director since 2005, he also brings to the board of directors, valuable historical perspective of board and company operations.

Thomas C. Morris — We believe that Mr. Morris is a suitable member of the board of directors because of the industry knowledge and experience gained during his 34 years of service with Phillips Petroleum Company.

In addition, Mr. Morris’ background in finance and accounting, coupled with his previous role as Chief Financial Officer of Phillips Petroleum Company, are invaluable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future strategic planning of the Partnership. Because Mr. Morris has served as a director since 2005, he also brings to the board of directors, valuable historical perspective of board and company operations.

Stephen R. Springer — We believe that Mr. Springer is a suitable member of the board of directors because of his extensive industry experience, including natural gas acquisitions, natural gas marketing, natural gas gathering and processing, NGL transportation and business development. In addition, Mr. Springer’s prior public company board experience provides the board of directors with valuable insight into public company operations, corporate governance and compliance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of any class of our equity securities to file with the Securities and Exchange Commission, or SEC, and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Directors, executive officers and greater than 10% unitholders are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to such reporting persons were complied with.

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

Compensation Committee

The board of directors of our General Partner has a standing compensation committee, which is composed of four directors, Alan N. Harris (chairman), John E. Lowe, Frank A. McPherson and Thomas C. O’Connor. The compensation committee oversees compensation decisions for the officers of our general partner and administers the long-term incentive plan, selecting individuals to be granted equity-based awards from among those eligible to participate. The compensation committee has adopted a charter, which has been ratified and approved by the board of directors.

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

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the special committee, the committee, which consists of all of our independent directors, meets in an executive session without management participation or participation by non-independent directors. The chairman of the special committee, Stephen R. Springer, presides over these executive sessions. In addition, at each quarterly meeting of the board of directors, the non-management members of the board meet in executive session. The chairman of the board of directors, Thomas C. O’Connor, presides over these executive sessions.

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

New York Stock Exchange, or NYSE, Annual Certification

On April 1, 2010, Mark A. Borer, our Chief Executive Officer, certified to the NYSE, as required by NYSE rules, that as of April 1, 2010, he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.

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

•

discussed with Deloitte & Touche, LLP the matters required to be discussed by statement on auditing standards No. 61 (AICPA, Professional Standards, Vol. 1, AU Section 380—Communications With Audit Committees);

•

discussed with our internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•

based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission; and

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

As of February 18, 2011, our General Partner had four named executive officers, or NEOs, and two additional employees. All of these employees are solely dedicated to our operations and management, except our President and Chief Executive Officer, or CEO, who devotes more than 90% of his time to our operations and management. The General Partner has not entered into employment agreements with any of our executive officers. The compensation committee of our General Partner’s board of directors establishes the compensation program for these employees.

Compensation Committee Responsibilities

The compensation committee is comprised of directors of our General Partner and has four members as of February 18, 2011. The compensation committee’s responsibilities include, among other duties, the following:

•	annually review and approve the Partnership’s goals and objectives relevant to compensation of the CEO and other NEOs;

•	annually evaluate the CEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the CEO and other NEOs;

•

periodically evaluate the terms and administration of the Partnership’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or other NEO compensation; and

•	perform other duties as deemed appropriate by the General Partner’s board of directors.

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

Methodology — Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess the competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2010 we engaged the services of BDO Seidman, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our NEOs. We consider BDO to be independent of the Partnership and therefore the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2010 Towers Watson General Industry Executive Compensation Database, or the Towers Watson database.

The study was comprised of the following peer companies:

Atlas Pipeline Partners, L.P.	Magellan Midstream Partners, L.P.
Boardwalk Pipeline Partners, LP	MarkWest Energy Partners, L.P.
Buckeye Partners, L.P.	NuStar Energy L.P.
Copano Energy, L.L.C.	ONEOK Partners, L.P.
Crosstex Energy, L.P.	Penn Virginia Resource Partners, L.P.
Eagle Rock Energy Partners, L.P.	Plains All American Pipeline, L.P.
El Paso Pipeline Partners, L.P.	Regency Energy Partners LP
Enbridge Energy Partners, L.P.	Spectra Energy Partners, LP
Enterprise Products Partners L.P.	Sunoco Logistics Partners L.P.
Genesis Energy, L.P.	Targa Resources Partners LP
Inergy, L.P.	Western Gas Partners, LP
Kinder Morgan Energy Partners, L.P.	Williams Partners L.P.

Studies such as this generally include only the most highly compensated officers of each company, which correlates with our NEOs. The results of this study, as well as other factors such as our targeted performance objectives, served as a benchmark for establishing our total direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our NEOs we used the median amount for peer positions from the BDO study and the data point that represents the 50th percentile of the market in the Towers Watson database.

Components of Compensation

The total annual direct compensation program for executives of the General Partner consists of three components: (1) base salary; (2) an annual short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based grant under our long-term incentive plan, or LTIP, which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2010, this allocation for targeted compensation of our NEOs was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
CEO	34%	21%	45%
Chief Financial Officer, or CFO	44%	20%	36%
Vice President, General Counsel & Secretary	44%	20%	36%
Vice President, Chief Development Officer	53%	18%	29%

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

The base salaries for executives are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. Our board of directors annually considers and approves a merit increase in base salary based upon the results of this performance review process. Merit increases are based on review of performance in certain categories, including: business values, safety, health and environment, leadership, operational results, project results, attitude, ability and knowledge. Our board of directors approved increases in NEO base salary for 2010 ranging from 3.0% to 3.2%. The base salaries paid to our NEOs are set forth in the “Summary Compensation” table below.

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

In 2010, the STI objectives were initially designed and proposed by the executive officers, working with the Chairman of the General Partner’s board of directors, with objectives that are both Partnership-oriented and individually-oriented. These objectives are intended to promote the achievement of performance objectives of the Partnership. Historically, the Partnership objectives account for 75% of the award and the personal objectives account for 25% of the award. Personal objectives typically change each year and focus on specific objectives to be targeted by each NEO for that particular calendar year. The NEOs are involved in developing these objectives because they best understand the immediate objectives required for the Partnership’s success. Nevertheless, all proposed objectives are first reviewed and revised by the Chairman of the Board for the CEO and by the CEO for the other NEOs. The CEO’s objectives are subsequently reviewed and approved by the compensation committee and ultimately by the General Partner’s board of directors. In 2010, the STI objectives approved by the compensation committee and the General Partner’s board of directors were divided as follows: (1) Partnership objectives accounted for 75% of the STI and (2) personal objectives accounted for 25% of the STI. All STI objectives are subject to change each year. The target incentive opportunities for 2010 as a percentage of base salary were as follows:

2010 Targeted STI Opportunity
CEO	60%
CFO	45%
Vice President, General Counsel & Secretary	45%
Vice President, Chief Development Officer	35%

For 2010 there were four stated Partnership objectives under the STI which accounted for 75% of the total STI. The stated Partnership objectives for each NEO are described below and were weighted as indicated for each NEOs:

2010 Target STI Payment Opportunity for Partnership Objectives

STI Partnership Objectives	Mr. Borer	Ms. Minas	Mr. Richards	Mr. Baldridge
1) Distributable Cash Flow Per Unit	45%	45%	45%	45%
2) Total Shareholder Return vs. Peer Group	25%	25%	25%	25%
3) Safety	3%	3%	3%	3%
4) Environmental	2%	2%	2%	2%

Percentage of Total STI	75%	75%	75%	75%

1.	Distributable Cash Flow per Unit. The achievement of our budget for distributable cash flow per unit excluding non-cash mark-to-market impacts and any one-time transactions costs. We defined distributable cash flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities and other adjustments to reconcile net cash provided by or used in operating activities. As a publicly traded limited partnership, our performance is generally judged on our ability to pay cash distributions to our unitholders. We use distributable cash flow per unit because we believe it permits management to focus on the long term sustainability and development of our assets. For this Partnership objective, the target level of performance is distributable cash flow per unit of $3.28 per unit; the maximum level of performance is distributable cash flow per unit of $3.96 per unit; and the minimum level of performance is distributable cash flow per unit of $2.83 per unit.

2.	Total Shareholder Return vs. Peer Group. Maintain a competitive total shareholder return compared to the following peer group of publicly held midstream natural gas master limited partnerships:

Copano Energy, L.L.C.	MarkWest Energy Partners, L.P.
Crestwood Midstream Partners LP	ONEOK Partners, L.P.
Duncan Energy Partners L.P.	Penn Virginia Resource Partners, L.P.
Enbridge Energy Partners, L.P.	Regency Energy Partners LP
Enterprise Products Partners L.P.	Targa Resources Partners LP
Inergy, L.P.	Western Gas Partners, LP

Final results will be based upon these companies average stock exchange closing prices for the last 20 trading days of 2009 compared to the last 20 trading days of 2010. We believe that using total shareholder return as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. For this Partnership objective, the target level of performance is having a total shareholder return ranking among the companies listed in our peer group in the 50th percentile; the maximum level of performance is having a total shareholder return ranking among the companies listed in our peer group in the 90th percentile; and the minimum level of performance is having a total shareholder return ranking among the companies listed in our peer group in the 30th percentile. Total shareholder return will be based on data obtained from Bloomberg and assumes that any dividends or distributions are reinvested.

3.	Safety Objective. A safety objective covering both our assets and the assets of DCP Midstream, LLC, the owner of our general partner and the operator or our assets, 70% of which is based on a recordable incident rate, or RIR, and 30% of which is based on preventable vehicle accidents, or PVAs. If a fatality occurs of our employee or that of our contractor on our premises, a 5% safety penalty will be assessed against the entire STI payout. For this Partnership objective, the target level of performance during the year is an RIR of 0.75 and 40 total PVAs, the maximum level of performance is an RIR of 0.50 and 30 total PVAs, and the minimum level of performance is an RIR of 1.00 and 50 total PVAs.

4.	Environmental Objective. An environmental objective of non-routine air emissions, natural gas vented or flared, of both our assets and the assets of DCP Midstream, LLC. The Partnership has established certain levels of emissions that comprise the minimum, target and maximum level of performance for this objective.

The payout on these Partnership objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

The level of performance achieved in 2010 for each of the Partnership objectives was as follows:

STI Partnership Objective	Level of Performance Achieved
1) Distributable Cash Flow per Unit	Between Minimum and Target
2) Total Shareholder Return vs. Peer Group	Between Minimum and Target
3) Safety	Between Target and Maximum
4) Environmental	Between Target and Maximum

For 2010 the NEO’s personal objectives under the STI accounted for 25% of the total STI. The personal objectives were approved by the compensation committee and the board of directors of the General Partner for the CEO, and by the CEO for the other NEOs. There was overlap of the personal objectives between the NEOs. Each of the personal objectives for the NEOs and the weighting of each personal objective are described below:

2010 Target STI Payment Opportunity for Personal Objectives

STI Personal Objectives	Mr. Borer	Ms. Minas	Mr. Richards	Mr. Baldridge
1) Distribution Growth	6.25%	5%	6.25%	6.25%
2) Balancing Growth	6.25%	—	—	6.25%
3) Enterprise Growth Plan Financing	6.25%	—	—	6.25%
4) Combination of #2 and #3	—	5%	6.25%	—
5) 2010 Business Plan	6.25%	5%	6.25%	6.25%
6) Finance Organization Development	—	5%	—	—
7) Internal Controls	—	5%	—	—
8) Regulatory Compliance	—	—	6.25%	—

Percentage of Total STI	25%	25%	25%	25%

1)	Distribution Growth. Take action to achieve investor expectations on distribution growth.

2)	Balancing Growth. Manage and adjust financial strategies and tactics to balance growth and continued near term challenges in the fundamentals and economic environment.

3)	Enterprise Growth Plan Financing. Improve the Partnership’s positioning as a funding source for enterprise growth.

4)	Combination of #2 and #3. This objective is a combination of objectives 2 and 3.

5)	2010 Business Plan. Take actions to achieve 2010 business plan operating results and strategic objectives.

6)	Finance Organization Development. Work with DCP Midstream, LLC finance and accounting services providers to build a sustainable and high performance service delivery model for the Partnership.

7)	Internal Controls. Maintain internal controls and accounting accuracy for the Partnership.

8)	Regulatory Compliance. Meet all regulatory compliance requirements.

The payout on the individual personal objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

Early in 2011, management prepared a report on the achievement of the Partnership objectives and the personal objectives. These results were reviewed and approved by the Compensation Committee in February 2011, including a calculation of the percentage achievement of each objective for purposes of the STI program. The total payout for the executive officers under the STI for fiscal year 2010 including both Partnership objectives and personal objectives ranged from 99.26% to 105.98% of target, with the CEO at 99.26%.

Long-Term Incentive Plan, or LTIP — The long-term incentive compensation program has the objective of providing a focus on long-term value creation and enhancing executive retention. Under our LTIP program, we issued phantom limited partner units to each NEO. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three year performance period, or the Performance Period. The RPUs will automatically vest if the executive officer remains employed with us at the end of a three year vesting period, or the Vesting Period. We believe this program promotes retention of our executive officers, and focuses our executive officers on the goal of long-term value creation.

For 2010, the PPUs have as a performance measurement of total shareholder return over the Performance Period relative to a peer group of 12 other similar publicly held master limited partnerships that we believe we compete with in the capital markets. The companies included in this peer group at the start of 2010 were the following:

Copano Energy, L.L.C.	MarkWest Energy Partners, L.P.
Crestwood Midstream Partners LP	ONEOK Partners, L.P.
Duncan Energy Partners L.P.	Penn Virginia Resource Partners, L.P.
Enbridge Energy Partners, L.P.	Regency Energy Partners LP
Enterprise Products Partners L.P.	Targa Resources Partners LP
Inergy, L.P.	Western Gas Partners, LP

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

The RPUs awarded in 2010 will vest automatically at the end of the Vesting Period provided the executive officer remains employed with us at the end of such period.

These PPU and RPU awards were granted at the first regular meeting of the General Partner’s board of directors during the first quarter of 2010. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs will be paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid during the Performance Period and the Vesting Period on the number of PPUs or RPUs earned.

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

The target 2010 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
CEO	130%
CFO	80%
Vice President, General Counsel & Secretary	80%
Vice President, Chief Development Officer	55%

For the PPUs granted in 2010, the performance measure is total shareholder return over the Performance Period relative to the peer group described above. This performance measure was initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors of the General Partner. The compensation committee believes utilizing total shareholder return as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. We believe this performance measure provides management with appropriate incentives for our disciplined and steady growth. If our total shareholder return ranking among the companies listed in our peer group over the Performance Period is less than the 30th percentile, 0% of the PPUs will vest. If such ranking over the Performance Period is in the 30th percentile, 50% percent of the PPUs will vest. If such ranking over the Performance Period is in the 50th percentile, 100% of the PPUs will vest and if such ranking over the Performance Period is in the 90th percentile, 200% of the PPUs will vest. When total shareholder return falls between 30%, 50% and 90% percentiles, vesting will be determined by straight-line interpolation. Total shareholder return will be based on data obtained from Bloomberg and assumes that any dividends or distributions are reinvested.

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

Other Compensation — In addition, our executives are eligible to participate in other compensation programs, which include but are not limited to:

Company Matching and Retirement Contributions to Defined Contribution Plans — Our executives may elect to participate in the DCP Midstream, LP 401(k) and Retirement Plan. Under the plan, our executives may elect to defer up to 75% of their eligible compensation, or up to the limits specified by the Internal Revenue Service. We match the first 6% of eligible compensation contributed by the executive to the plan. In addition, we make retirement contributions ranging from 4% to 7% of the eligible compensation of qualifying participants to the plan, based on years of service, up to the limits specified by the Internal Revenue Service. We have no defined benefit plans.

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

In addition, we provide our employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well being. These programs include medical, wellness, pharmacy, dental, life insurance, and accidental death and disability. We also provide all our employees with a monthly parking pass or a pass to be used on available public transportation systems. In 2011 we eliminated certain perquisites we previously paid to our executives, which include items such as financial planning, club dues and an allowance towards annual physical exam expenses.

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). Accordingly, none of the compensation paid to our named executive officers is subject to the limitation.

Other

Unit Ownership Guidelines — To underscore the importance of linking executive and unitholder interests, the board of directors of our General Partner has adopted unit ownership guidelines for executive officers and key employees who are eligible to receive long-term incentive awards. To that extent, the board has established target equity ownership obligations for the various levels of executives, which have a five-year build term from the date the executive officer commences employment with us. Ownership is reported annually to the compensation committee. As of December 31, 2010, all of our executive officers have satisfied the unit ownership guidelines or are meeting the required progression to achieve these unit ownership guidelines. As of December 31, 2010, the unit ownership guidelines for the executive officers were as follows:

Number of Units
CEO	28,000
CFO	10,000
Vice Presidents	10,000

Compensation Committee Report

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the compensation committee had discussions are the Chief Executive Officer of the General Partner and the Group Vice President and Chief Administrative Officer of DCP Midstream, LLC. In addition, the compensation committee engaged the services of BDO Seidman, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for our executives. Based on this review and discussion, we recommended to the board of directors of the General Partner that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2010.

Compensation Committee

Alan N. Harris (Chairman)

John E. Lowe

Frank A. McPherson

Thomas C. O’Connor

Executive Compensation

The following table discloses the compensation of the General Partner’s principal executive officers, principal financial officer and named executive officers, or collectively, the “executive officers”:

Name and Principal Position	Year	Salary (c)	LTIP Awards (d)	Non-Equity Incentive Plan Compensation	All Other Compensation (e)	Total
Mark A. Borer	2010	$382,760	$501,168	$227,943	$294,400	$1,406,271
President and Chief	2009	$386,058	$486,420	$313,082	$272,010	$1,457,570
Executive Officer	2008	$358,538	$474,334	$80,671	$126,851	$1,040,394
Angela A. Minas(a)	2010	$241,558	$194,616	$115,200	$91,557	$642,931
Vice President and Chief Financial Officer	2009	$243,269	$188,538	$150,803	$115,321	$697,931
	2008	$61,923	$56,546	$18,252	$49,199	$185,920
Michael S. Richards	2010	$194,144	$156,456	$90,317	$94,476	$535,393
Vice President, General Counsel and Secretary	2009	$195,673	$151,756	$116,488	$104,618	$568,535
	2008	$181,748	$147,826	$52,343	$65,136	$447,053
Don A. Baldridge(b)	2010	$191,815	$106,212	$66,635	$60,743	$425,405
Vice President, Business Development	2009	$182,077	$93,666	$90,875	$45,969	$412,587

(a)	Ms. Minas’ employment with the General Partner commenced effective September 8, 2008.

(b)	Mr. Baldridge’s employment with the General Partner commenced effective January 5, 2009. Effective February 21, 2011, Mr. Baldridge’s employment with the General Partner terminated and he commenced employment with DCP Midstream, LLC as Vice President, Natural Gas and NGL Marketing.

(c)	Actual salaries in 2009 were higher as a result of our bi-weekly payment methodology. Generally speaking we pay employees 26 times per year, or every two weeks. This methodology resulted in 27 pay periods in 2009.

(d)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation—Stock Compensation”, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2010, 2009 and 2008 the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value for Mark A. Borer was $501,168, $486,420 and $474,334 for units granted during 2010, 2009 and 2008 respectively. The maximum value of the PPUs, based on the grant date fair value for Angela A. Minas was $194,616, $188,538, and $56,546 for units granted during 2010, 2009 and 2008 respectively. The maximum value of the PPUs, based on the grant date fair value for Michael S. Richards was $156,456, $151,756 and $147,826 for units granted during 2010, 2009 and 2008 respectively. The maximum value of the PPUs, based on the grant date fair value for Don A. Baldridge was $106,212 and $93,666 for units granted during 2010 and 2009 respectively.

(e)	Includes DERs, company retirement and nonqualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation.

Mark A. Borer, President and CEO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2010, 2009 and 2008 STI, Mr. Borer’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2010, 2009 and 2008, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2010	2009	2008
Company retirement contributions to defined contribution plans	$31,850	$31,850	$29,900
Nonqualified deferred compensation program contributions	$87,592	$60,158	$50,160
DERs	$171,263	$176,424	$44,947
Life insurance premiums(a)	$3,695	$3,578	$1,844

(a)	Paid by the Partnership on behalf of Mr. Borer.

Angela A. Minas, Vice President and CFO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2010, 2009 and 2008 STI, Ms. Minas’ target opportunity was 45% of her annual base salary, with the possibility of earning from 0% to 90% of her annual base salary, depending on the level of performance in each of the STI objectives, which was pro rated in 2008 based upon her service period in 2008.

“All Other Compensation” includes the following:

	2010	2009	2008
Relocation expenses	$—	$37,220	$41,901
Company retirement contributions to defined contribution plans	$24,500	$24,187	$5,131
Nonqualified deferred compensation program contributions	$1,965	$—	$—
DERs	$64,312	$53,160	$2,034
Life insurance premiums(a)	$780	$754	$133

(a)	Paid by the Partnership on behalf of Ms. Minas.

Michael S. Richards, Vice President, General Counsel and Secretary

The LTIP awards are comprised of Phantom IPO Units, PPUs and RPUs pursuant to the LTIP. Under the 2010, 2009 and 2008 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2010, 2009 and 2008, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2010	2009	2008
Company retirement contributions to defined contribution plans	$26,950	$26,246	$23,000
Nonqualified deferred compensation program contributions	$13,156	$7,795	$6,550
DERs	$53,434	$69,988	$35,020
Life insurance premiums(a)	$936	$589	$566

(a)	Paid by the Partnership on behalf of Mr. Richards.

Don A. Baldridge, Vice President, Business Development

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2010 and 2009 STI, Mr. Baldridge’s target opportunity was 35% of his annual base salary, with the possibility of earning from 0% to 70% of his annual base salary in 2010 and 2009, depending on the level of performance in each of the STI objectives, which was pro rated in 2009 based upon his service period in 2009.

“All Other Compensation” includes the following:

	2010	2009
Company retirement contributions to defined contribution plans	$24,174	$23,238
Nonqualified deferred compensation program contributions	$5,531	$—
DERs	$30,637	$22,368
Life insurance premiums(a)	$401	$363

(a)	Paid by the Partnership on behalf of Mr. Baldridge.

Grants of Plan-Based Awards

Following are the grants of plan-based awards during the year ended December 31, 2010 for the General Partner’s executive officers:

	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards ($)
Name		Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)
Mark A. Borer	NA	$115,605	$231,210	$462,420	—	—	—	$—
PPUs	(b)	$—	$—	$—	3,940	7,880	15,760	$250,584
RPUs	(c)	$—	$—	$—	7,880	7,880	7,880	$250,584
Angela A. Minas	NA	$54,743	$109,485	$218,970	—	—	—	$—
PPUs	(b)	$—	$—	$—	1,530	3,060	6,120	$97,308
RPUs	(c)	$—	$—	$—	3,060	3,060	3,060	$97,308
Michael S. Richards	NA	$43,988	$87,975	$175,950	—	—	—	$—
PPUs	(b)	$—	$—	$—	1,230	2,460	4,920	$78,228
RPUs	(c)	$—	$—	$—	2,460	2,460	2,460	$78,228
Don A. Baldridge	NA	$33,810	$67,620	$135,240	—	—	—	$—
PPUs	(b)	$—	$—	$—	835	1,670	3,340	$53,106
RPUs	(c)	$—	$—	$—	1,670	1,670	1,670	$53,106

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.

The PPUs awarded on March 8, 2010 will vest in their entirety on December 31, 2012 if the specified performance conditions are satisfied and the RPUs awarded on March 8, 2010 will vest in their entirety on December 31, 2012 if the executive is still employed by the Partnership.

Outstanding Equity Awards at Fiscal Year-End

Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2010:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested(a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested(b)
Mark A. Borer	88,360	$3,304,664
Angela A. Minas	34,260	$1,281,324
Michael S. Richards	27,570	$1,031,118
Don A. Baldridge	17,320	$647,768

(a)	PPUs awarded 3/8/2010 and 3/2/2009; units vest in their entirety over a range of 0% to 200% on 12/31/2011and 12/31/2012, respectively, if the specified performance conditions are satisfied. RPUs awarded 3/8/2010 and 3/2/2009, vest in their entirety on 12/31/2011 and 12/31/2012, respectively. To determine the market value, the calculation of the number of PPU’s granted on 3/8/2010, that are expected to vest, is based on assumed performance of 100%, as the previous fiscal year performance has exceeded threshold performance; the calculation of the number of PPU’s granted on 3/2/2009, that are expected to vest, is based on assumed performance of 200%, as the previous fiscal years’ performance has exceeded threshold performance.

(b)	Value calculated based on the closing price of our common units at December 31, 2010, which was $37.40.

Options Exercises and Stock Vested

Following are the stock awards vested for the General Partner’s executive officers for the year ended December 31, 2010:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Mark A. Borer	6,610	$238,274
Angela A. Minas	1,695	$61,101
Michael S. Richards	2,060	$74,258
Don A. Baldridge	—	$—

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2010:

Name	Executive Contributions in Last Fiscal Year(a)	Registrant Contributions in Last Fiscal Year(b)	Aggregate Earnings in Last Fiscal Year(c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2010
Mark A. Borer	$183,810	$87,592	$45,991	$—	$836,410
Angela A. Minas	$75,401	$1,965	$4,909	$—	$97,756
Michael S. Richards	$9,707	$13,156	$3,831	$(15,770)	$57,716
Don A. Baldridge	$—	$5,531	$509	$—	$6,040

(a)	These amounts are included in the “Summary Compensation” table for the year 2010 with the exception of $75,401 for Ms. Minas, which was included in the “Summary Compensation” table for the year 2009 as it related to deferrals of 2009 STI.

(b)	These amounts are included in the “Summary Compensation” table for the year 2010.

(c)	The performance of executive officers non-qualified deferred compensation is linked to certain mutual funds or to the average rating of the BBB bond index at the election of the participant.

Potential Payments upon Termination or Change in Control

As noted above the PPU’s RPUs and the related dividend equivalent rights, or DER’s, will become payable to executive officers under certain circumstance related to termination or change in control. The General Partner has not entered into any employment agreements with any of our executive officers. There are no formal severance plans in place for any employees in the event of termination of employment, or a change in control of the Partnership. When an employee terminates employment with the Partnership, they are entitled to a cash payment for the amount of unused vacation hours at the date of their termination.

The following table presents PPU’s, RPU’s and DERs payable as of December 31, 2010 under certain circumstances, following termination, or a change in control:

Triggering Event	PPUs	RPUs	DERs	Total
Mark A. Borer
Change of Control(a)	$1,156,404	$1,394,678	$135,714	$2,686,796
Termination(b)	$726,970	$1,110,623	$145,805	$1,983,398
Angela A. Minas
Change of Control(a)	$448,431	$509,531	$52,617	$1,010,579
Termination (b)	$281,783	$399,226	$56,515	$737,524
Michael S. Richards
Change of Control(a)	$360,835	$435,093	$42,345	$838,273
Termination(b)	$226,811	$346,416	$45,489	$618,716
Don A. Baldridge
Change of Control(a)	$228,181	$228,181	$26,503	$482,865
Termination(b)	$139,972	$167,981	$28,077	$336,030

(a)	In the event that the recipient is severed or if the recipient’s job is lower in status within twelve months of the change of control.

(b)	In the event of termination for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause.

Compensation of Directors

General — Effective February 18, 2011, the board of directors of the General Partner approved a compensation package for directors who are not officers or employees of affiliates of the General Partner, or Non-Employee Directors. Members of the board who are also officers or employees of affiliates of the General Partner do not receive additional compensation for serving on the board. The board approved the payment to each Non-Employee Director of an annual compensation package containing the following: (1) a $40,000 retainer; (2) a board meeting fee of $1,250 for each board meeting attended; (3) a telephonic board and committee meeting fee of $500 for each telephonic meeting attended; and (4) an annual grant of Phantom Units that approximate $40,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units will be paid in units upon vesting.

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

Following is the compensation of the General Partner’s Non-Employee Directors for the year ended December 31, 2010:

Name	Fees Earned	LTIP Awards(a)	DERs	Total
Paul F. Ferguson, Jr.	$90,750	$41,340	$1,573	$133,663
Frank A. McPherson	$72,500	$41,340	$1,573	$115,413
Thomas C. Morris	$69,250	$41,340	$1,573	$112,163
Stephen R. Springer	$90,750	$41,340	$1,573	$133,663

a)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of ASC 718.

Mr. Ferguson is the audit committee chair and a member of the special committee.

Mr. McPherson is a member of the audit committee, the compensation committee and the special committee.

Mr. Morris is a member of the audit committee and the special committee.

Mr. Springer is the special committee chair and a member of the audit committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 25, 2011;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.

Percentage of total common units beneficially owned is based on 40,486,782 common units outstanding.

Name of Beneficial Owner(a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LP(b)(1)	11,746,451	29.01%
Tortoise Capital Advisors L.L.C.(d)	4,308,630	10.64%
Kayne Anderson Capital Advisors, L.P.(c)	3,070,624	7.58%
Mark A. Borer	41,393	*
Angela A. Minas	30,613	*
Michael S. Richards	13,463	*
Don Baldridge	6,101	*
Donald G. Hrap	—	*
Alan N. Harris	9,842	*
Paul F. Ferguson, Jr.	11,634	*
John E. Lowe	1	*
Frank A. McPherson	20,966	*
Thomas C. Morris	25,967	*
Thomas C. O’Connor	12,000	*
Stephen R. Springer	6,800	*
All directors and executive officers as a group (12 persons)	178,780	*

*	Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2775, Denver, Colorado 80202.

(b)	DCP Midstream, LLC is the ultimate parent company of DCP LP Holdings, LP and may, therefore, be deemed to beneficially own the units held by DCP LP Holdings, LP. DCP Midstream, LLC disclaims beneficial ownership of all of the units owned by DCP LP Holdings, LP. The address of DCP LP Holdings, LP and DCP Midstream, LLC is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(c)	As set forth in a Schedule 13G filed on February 14, 2011. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(d)	As set forth in a Schedule 13G filed on February 14, 2011. The address of Tortoise Capital Advisors L.L.C. is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	—	—	710,100

Total	—	$—	710,100

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation — Components of Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Operational Stage:

Distributions of Available Cash to our General Partner and its affiliates	We will generally make cash distributions to the unitholders and to our General Partner, in accordance with their pro rata interest. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

Payments to our General Partner and its affiliates	We reimburse DCP Midstream, LLC and its affiliates $10.2 million per year, For further information regarding the reimbursement. Please see the “Omnibus Agreement” section below.

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage:

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

Commencing January 2011 we extended the omnibus agreement through December 31, 2011 for $10.2 million. The Omnibus Agreement also addresses the following matters:

•	DCP Midstream, LLC’s obligation to indemnify us for certain liabilities and our obligation to indemnify DCP Midstream, LLC for certain liabilities;

•

DCP Midstream, LLC’s obligation to continue to maintain its credit support, including without limitation guarantees and letters of credit, for our obligations related to commercial contracts with respect to its business or operations that were in effect at the closing of our initial public offering until the expiration of such contracts; and

•

Our general partner will have the right to agree to further increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses, with the concurrence of the special committee of DCP Midstream GP, LLC’s board of directors.

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

Natural Gas Gathering and Processing Arrangements

We have a fee-based contractual relationship with ConocoPhillips, which includes multiple contracts, pursuant to which ConocoPhillips has dedicated all of its natural gas production within an area of mutual interest to certain of our systems under multiple agreements that are market based. These agreements provide for gathering, processing and transportation services. We collect fees from ConocoPhillips for gathering and compressing the natural gas from the wellhead or receipt point and for processing the natural gas at certain of our processing plants. We also purchase natural gas from ConocoPhillips at the wellhead or receipt point, transport the wellhead natural gas through our gathering systems, treat and process the natural gas, and then sell a portion of the resulting residue natural gas and NGLs at index prices based on published index market prices.

We sell NGLs processed at certain of our plants, and sell condensate removed from the gas gathering systems that deliver to certain of our systems under contracts to a subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation, processing and other charges from the tailgate of the respective asset.

Please read Item 1. “Business — Natural Gas Services Segment — Customers and Contracts” and Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Merchant Arrangements

Under our merchant arrangements, we use a subsidiary of DCP Midstream, LLC (DCP Midstream Marketing, LP) as our agent to purchase natural gas from third parties at pipeline interconnect points, as well as residue gas from certain of our processing plants, and then resell the aggregated natural gas primarily to third parties. DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, included in our Northern Louisiana system, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under a firm transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Propane Supply Arrangements

We have a propane supply agreement with Spectra Energy, effective from May 1, 2008 through April 30, 2012, which provides us propane supply at our Providence marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 120 million gallons of propane annually. On June 15, 2010, we entered into an amendment to the supply agreement to shorten the term of the agreement, which previously terminated on April 30, 2014. In consideration for shortening the term, Spectra Energy provided us with a cash payment of $3.0 million.

In conjunction with our acquisition of Atlantic Energy on July 30, 2010, we acquired a propane supply agreement with Spectra Energy, effective from May 1, 2010 to April 30, 2012, which provides us propane supply for our Chesapeake marine terminal, which is included in our Wholesale Propane Logistics segment, for up to approximately 65 million gallons of propane annually.

In December 2010, Spectra Energy’s international propane supplier breached its contract with Spectra Energy by failing to make certain scheduled propane deliveries that were to be delivered to us under our propane supply contracts with Spectra Energy. We were able to secure spot shipments on the open market at a price higher than our contract price to cover these missing deliveries. In December 2010 Spectra Energy made a $17.0 million payment to us to reimburse us for the damages we incurred for our open market purchases.

Transportation Arrangements

We also have a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements.

In conjunction with our acquisition of the Wattenberg pipeline, which is part of our NGL Logistics segment, we signed a transportation agreement with DCP Midstream, LLC pursuant to fee-based rates that will be applied to the volumes transported. The agreement was effective through December 31, 2010. Effective January 1, 2011, we entered into a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff.

DCP Midstream, LLC historically is also the largest shipper on the Black Lake pipeline, primarily due to the NGLs delivered to it from certain of our processing plants. Please read Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Derivative Arrangements

We have entered into commodity contracts whereby we receive a fixed price and we pay a floating price. DCP Midstream, LLC has issued parental guarantees in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees. We have also entered into a short term NGL swap contracts with DCP Midstream, LLC whereby we receive a fixed price for NGLs and we pay a floating price. For more information regarding our derivative activities and credit support provided by DCP Midstream, LLC, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk — Commodity Cash Flow Protection Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Other Agreements and Transactions with DCP Midstream, LLC

On November 4, 2010, we entered into agreements with DCP Midstream, LLC, to acquire a 33.33% interest in Southeast Texas, for $150.0 million. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants with recently increased processing capacity totaling 380 MMcf/d and natural gas storage assets with 9 Bcf of existing storage capacity. The terms of the joint venture agreement provide that distributions to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. This acquisition closed as of January 1, 2011.

On September 16, 2010, we entered into an agreement with DCP Midstream, LLC to sell certain surplus equipment with a net book value of $6.2 million, for net proceeds of $3.6 million. The surplus equipment is the result of a consolidation of operations at our Anderson Gulch plant in the Piceance Basin. The net proceeds of $3.6 million have been distributed 75% to us and 25% to the noncontrolling interest in Collbran, based upon proportionate ownership. The title to the surplus equipment will pass to DCP Midstream, LLC upon removal of the equipment from our premises.

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

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas from DCP Midstream, LLC, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain expenditures on East Texas capital projects as defined in the Contribution Agreements. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $13.8 million and $67.5 million for the years ended December 31, 2010 and 2009, respectively.

DCP Midstream, LLC has issued parental guarantees for its 49.9% limited liability company interest in East Texas, totaling $6.0 million as of December 31, 2010, in favor of certain counterparties to processing and transportation agreements at East Texas. Concurrently, we have issued similar guarantees for our 50.1% interest.

On February 11, 2009, our East Texas natural gas processing complex and natural gas delivery system known as the Carthage Hub, was temporarily shut in following a fire that was caused by a third party underground pipeline outside of our property line that ruptured. We are actively pursuing full reimbursement of our costs and lost margin associated with the incident from the responsible third party. East Texas filed a lawsuit in December 2009, to recover damages from the responsible third party. In the event we are unable to recover our costs and lost margin from the responsible third party, we have insurance covering property damage, net of applicable deductibles. Following this incident, DCP Midstream, LLC has agreed to reimburse to us 25% of any claims received as reimbursement of costs and lost margin, from the responsible third party or from insurance. DCP Midstream, LLC will pay 75% of costs related to the incident as a result of this agreement.

In April 2009, we entered into a thirteen year contractual arrangement with DCP Midstream, LLC in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Southern Oklahoma system, which is part of our Natural Gas Services segment. In addition, in February 2010, a contract was signed with DCP Midstream, LLC providing for adjustments to those fees based upon plant efficiencies related to our portion of volumes from the Southern Oklahoma system being processed at DCP Midstream, LLC’s plant through March 2022. In addition, as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services.

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

The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2010	2009
	(Millions)
Audit Fees (a)	$1.8	$1.4

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with Securities and Exchange Commission filings and financing transactions.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements and Financial Statements Schedules included in this Item 15:

(a)	Consolidated Financial Statements of Discovery Producer Services LLC

(b)	Exhibits

(a) Financial Statements

Discovery Producer Services LLC

Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Management Committee of

Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC as of December 31, 2010 and 2009, and the related consolidated statements of income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 1, 2011

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,230	$10,074
Trade accounts receivable:
Affiliate	11,881	12,399
Other	7,029	8,665
Insurance receivable	2,234	4,647
Prepaid insurance	2,769	2,484
Other current assets	884	1,185

Total current assets	35,027	39,454
Property, plant, and equipment, net	356,201	364,932
Other noncurrent assets	271	—

Total assets	$391,499	$404,386

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$2,740	$1,986
Other	14,031	12,329
Accrued liabilities	684	1,101
Other current liabilities	380	1,292

Total current liabilities	17,835	16,708
Asset retirement obligations	25,575	23,325
Other noncurrent liabilities	—	30
Members’ capital	348,089	364,323

Total liabilities and members’ capital	$391,499	$404,386

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
Product sales:
Affiliate	$157,785	$114,738	$207,706
Third-party	58	66	1,324
Gas and condensate transportation services:
Affiliate	322	485	782
Third-party	21,743	20,155	13,308
Gathering and processing services:
Affiliate	285	131	1,506
Third-party	19,717	17,831	12,709
Other revenues	7,496	7,613	3,913

Total revenues	207,406	161,019	241,248
Costs and expenses:
Product cost and shrink replacement:
Affiliate	23,401	20,235	83,576
Third-party	64,330	52,271	63,422
Operating and maintenance expenses:
Affiliate	11,903	9,580	8,836
Third-party	24,474	13,865	27,834
Depreciation, amortization and accretion	20,544	18,751	21,324
Taxes other than income	3,016	3,263	1,439
General and administrative expenses — affiliate	6,087	6,000	4,500
Other (income) expense, net	2,229	10	(3,511)

Total costs and expenses	155,984	123,975	207,420

Operating income	51,422	37,044	33,828
Interest income	4	31	650
Foreign exchange loss	—	(168)	(78)

Net income	$51,426	$36,907	$34,400

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL

	Williams Partners Operating LLC	DCP Assets Holding, LP	Total
Balance at December 31, 2007	244,930	161,519	406,449
Contributions	5,700	7,376	13,076
Distributions	(56,400)	(37,600)	(94,000)
Net income	20,641	13,759	34,400

Balance at December 31, 2008	214,871	145,054	359,925
Contributions	13,166	6,967	20,133
Distributions	(30,747)	(20,498)	(51,245)
Special distribution of interest earned on Tahiti escrow account to Williams Partners Operating LLC	(1,397)	—	(1,397)
Net income	22,703	14,204	36,907

Balance at December 31, 2009	218,596	145,727	364,323

Contributions	3,480	2,320	5,800
Distributions	(44,076)	(29,384)	(73,460)
Net income	30,856	20,570	51,426

Balance at December 31, 2010	$208,856	$139,233	$348,089

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES:
Net income	$51,426	$36,907	$34,400
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	20,544	18,751	21,324
Net loss on disposal of equipment	3	—	175
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	2,154	(18,963)	26,213
Insurance receivable	2,413	(1,274)	2,319
Prepaid insurance	(285)	216	(267)
Other current assets	301	(433)	2,335
Accounts payable	1,372	(14,124)	5,932
Accrued liabilities	(417)	(4,613)	(725)
Other current liabilities	(942)	(383)	(52)

Net cash provided by operating activities	76,569	16,084	91,654
INVESTING ACTIVITIES:
Property, plant, and equipment—capital expenditures	(8,474)	(19,023)	(9,939)
Decrease in restricted cash	—	3,470	2,752
Acquisition of other noncurrent assets	(279)	—	—

Net cash used by investing activities	(8,753)	(15,553)	(7,187)
FINANCING ACTIVITIES:
Distributions to members	(73,460)	(52,642)	(94,000)
Capital contributions	5,800	20,133	13,076

Net cash used by financing activities	(67,660)	(32,509)	(80,924)

Increase (decrease) in cash and cash equivalents	156	(31,978)	3,543
Cash and cash equivalents at beginning of period	10,074	42,052	38,509

Cash and cash equivalents at end of period	$10,230	$10,074	$42,052

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

We are owned 60% by Williams Partners Operating LLC (a wholly owned subsidiary of Williams Partners L.P (WPZ)) and 40% by DCP Assets, LP (DCP). Williams Field Services Group, L.L.C. is our operator. Herein, The Williams Companies, Inc. who controls WPZ through its general partner interest and its subsidiaries, including WPZ and Williams Field Services Group, L.L.C., are collectively referred to as “Williams.”

We evaluated our disclosure of subsequent events through the date, March 1, 2011, that our financial statements were issued.

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

Cash and Cash Equivalents. The cash and cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable. Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There was no allowance for doubtful accounts at December 31, 2010 and 2009.

Insurance Receivable. Hurricane Katrina damaged our pipeline and onshore facilities in 2005, and Hurricane Ike damaged the 30” mainline and an 18” lateral in 2008. Expenditures incurred for the repair of these damages considered probable of recovery when incurred are recorded as insurance receivable. We expense expenditures up to the insurance deductible ($6.4 million in 2008), amounts not covered by insurance ($2.0 million in 2008) and amounts subsequently determined not to be recoverable.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Insurance. Prepaid insurance represents the unamortized balance of insurance premiums. These payments are amortized on a straight-line basis over the policy term.

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

Property, Plant and Equipment. Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. The natural gas and natural gas liquids maintained in the pipeline facilities necessary for their operation (line fill) are included in property, plant and equipment. Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of 25 to 35 years. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of the assets or increase their functionality are capitalized. The cost of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in the Consolidated Statements of Income.

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

Revenue Recognition. Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There were no rate refund liabilities accrued at December 31, 2010 or 2009.

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

Note 3. Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	sales to Williams of natural gas liquids (NGLs) to which we take title and excess natural gas at current market prices for the products and

•	processing and sales of natural gas liquids and transportation of natural gas and condensate for DCP’s affiliates, Texas Eastern Corporation and ConocoPhillips Company.

The following table summarizes these related-party revenues during 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Williams	$158,070	$114,869	$207,782
Texas Eastern Corporation	—	190	1,953
ConocoPhillips	322	295	259

Total	$158,392	$115,354	$209,994

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Capitalized labor	$295	$280	$317
Capitalized project fee	288	312	375

	$583	$592	$692

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2010 and 2009:

	Years Ended December 31,		Estimated Depreciable Lives

	2010	2009
	(In thousands)
Property, plant, and equipment:
Transportation lines	$322,070	$320,956	25 — 35 years
Plant and other equipment	291,367	283,001	25 — 35 years
Buildings	5,139	5,055	25 — 35 years
Land and land rights	7,491	5,556	0 — 35 years
Construction work in progress	3,616	5,256

Total property, plant, and equipment	629,683	619,824
Less accumulated depreciation	273,482	254,892

Net property, plant, and equipment	$356,201	$364,932

Commitments for construction and acquisition of property, plant, and equipment at Larose for a cooling water system are $129 thousand at December 31, 2010.

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

A rollforward of our asset retirement obligation for 2010 and 2009 is presented below.

	Years Ended December 31,
	2010	2009
	(In thousands)
Balance at January 1	$23,325	$19,684
Accretion expense	1,937	1,669
Estimate revisions	313	396
Liabilities incurred	—	1,576

Balance at December 31	$25,575	$23,325

Note 5. Leasing Activities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The initial term of each lease is 20 years with renewal options for an additional 30 years. We also have a ten-year leasing agreement for pipeline capacity from Texas Eastern Transmission, LP that includes renewal options and options to increase capacity which would also increase rentals. The future minimum annual rentals under these non-cancelable leases as of December 31, 2010 are payable as follows:

(In thousands)
2011	$1,241
2012	1,245
2013	1,245
2014	1,245
2015	670
Thereafter	95

$5,741

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense for 2010, 2009 and 2008, including a cancelable platform space lease and month-to-month leases, was $1.8 million, $1.8 million and $1.6 million, respectively.

Note 6. Financial Instruments, Concentrations of Credit Risk and Major Customers

Financial Instruments Fair Value

We used the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short-term maturity of these instruments.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$10,230	$10,230	$10,074	$10,074

Concentrations of Credit Risk

Our cash equivalents balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2010, substantially all of our customer accounts receivable result from product sales to and gas transmission services provided for our largest three customers. This concentration of customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We did not incur any credit losses on receivables during 2010 and 2009.

Major Customers

Williams accounted for $158.1 million (76%), $114.9 million (71%), $208.0 million (86%) respectively, of our total revenues in 2010, 2009 and 2008. These revenues were for the sale of NGLs received as compensation under processing contracts with third-party producers.

Note 7. Rate and Regulatory Matters

Rate and Regulatory Matters. Annually, DGT files a request with the FERC for a fuel lost-and-unaccounted-for gas percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On June 1, 2010, DGT filed to maintain a lost-and-unaccounted-for percentage of zero percent until July 1, 2011 and to retain the 2009 net system gains of $211 thousand that are unrelated to the lost-and-unaccounted-for gas over recovered from its shippers. By Order dated June 24, 2010 the filing was approved. The approval was subject to a 30-day protest period, which passed without protest. Similarly, we recognized net system gains of $5.4 million and $2.3 million in 2009 and 2008, respectively. As of December 31, 2010 DGT has no deferred amount included in the accompanying Consolidated Balance Sheets for unrecognized net system gains because the system experienced a net system loss of $2.6 million for the year 2010 which was recognized on the Consolidated Income Statement. At December 31, 2009, accrued liabilities on the Consolidated Balance Sheet include an unrecognized net system gain of $211 thousand.

On November 12, 2010, DGT filed with the FERC its annual Hurricane Mitigation and Reliability Enhancement (HMRE) surcharge adjustment. The filing proposed to reduce the HMRE surcharge from $0.0374 per Dt to $0.0008 per Dt, effective January 1, 2011. In the same filing, DGT also requested authority to suspend invoicing the surcharge during the year 2011 if DGT’s HMRE Deferred Cost Account reaches a zero or credit

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance. The FERC approved the filing on December 29, 2010 and granted DGT the ability to suspend collection of the HMRE surcharge, provided that such suspension must be accompanied by an out-of-cycle HMRE application.

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

(b) Exhibits

A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit Number	Description

2.1*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6*	Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7*	Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1*	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party hereto and The Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

Exhibit Number	Description

4.2*	First Supplemental Indenture Dated as of September 30, 2010 to Indenture dated September 30, 2010 for the issuance of 3.25% Senior Notes due 2015 by DCP Midstream Operating, LP as Issuer, DCP Midstream Partners, LP as Guarantor and the Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*+	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4*+	Form of Performance Phantom Unit Grant Agreement for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan.

10.6*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.7*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.8*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.9*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

Exhibit Number	Description

10.12*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.13*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.14*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.15*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.16*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.17*	Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.18*++	Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC, (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.19	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP

10.20*++	Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.21*++	Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.22	First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

Exhibit Number	Description

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Denotes management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on March 1, 2011.

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

Signature	Title	Date

/s/ Mark A. Borer Mark A. Borer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ Angela A. Minas Angela A. Minas	Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2011

/s/ Scott R. Delmoro Scott R. Delmoro	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2011

/s/ Thomas C. O’Connor Thomas C. O’Connor	Chairman of the Board and Director	March 1, 2011

/s/ Paul F. Ferguson, Jr. Paul F. Ferguson, Jr.	Director	March 1, 2011

/s/ Alan N. Harris Alan N. Harris	Director	March 1, 2011

/s/ Donald G. Hrap Donald G. Hrap	Director	March 1, 2011

/s/ John E. Lowe John E. Lowe	Director	March 1, 2011

/s/ Frank A. McPherson Frank A. McPherson	Director	March 1, 2011

/s/ Thomas C. Morris Thomas C. Morris	Director	March 1, 2011

/s/ Stephen R. Springer Stephen R. Springer	Director	March 1, 2011

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6*	Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7*	Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1*	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party hereto and The Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.2*	First Supplemental Indenture Dated as of September 30, 2010 to Indenture dated September 30, 2010 for the issuance of 3.25% Senior Notes due 2015 by DCP Midstream Operating, LP as Issuer, DCP Midstream Partners, LP as Guarantor and the Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*+	Form of Phantom Unit Grant Agreement for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4*+	Form of Performance Phantom Unit Grant Agreement for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan.

10.6*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.7*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.8*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.9*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	First Amendment to Credit Agreement, dated May 9, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association (attached as Exhibit 99.4 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.11*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.12*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.13*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.14*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.15*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.16*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.17*	Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.18*++	Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC, (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.19	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP

10.20*++	Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.21*++	Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.22	First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC.

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Denotes management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.