Form 10-Q
period 2011-06-30
DCP Midstream Partners, LP
filed 2011-08-09
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of August 3, 2011, there were outstanding 44,083,418 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

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

•

our ability to construct facilities in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for materials;

•	the creditworthiness of counterparties to our transactions;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2.4	$6.7
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.3 and $0.5 million, respectively	66.4	89.3
Affiliates	74.2	61.7
Inventories	42.4	64.1
Unrealized gains on derivative instruments	1.3	1.9
Assets held for sale	—	6.2
Other	1.6	2.1

Total current assets	188.3	232.0
Property, plant and equipment, net	1,115.3	1,097.1
Goodwill	146.9	139.3
Intangible assets, net	117.0	119.3
Investments in unconsolidated affiliates	218.5	216.9
Unrealized gains on derivative instruments	1.7	1.4
Other long-term assets	7.3	7.2

Total assets	$1,795.0	$1,813.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$78.4	$99.1
Affiliates	29.2	37.6
Unrealized losses on derivative instruments	47.0	43.0
Revolving credit facility	461.0	—
Other	38.0	31.5

Total current liabilities	653.6	211.2
Long-term debt	249.8	647.8
Unrealized losses on derivative instruments	52.6	50.3
Other long-term liabilities	15.8	53.1

Total liabilities	971.8	962.4

Commitments and contingent liabilities

Equity:
Predecessor equity	—	112.6
Common unitholders (44,083,418 and 40,478,383 units issued and outstanding, respectively)	628.2	552.2
General partner	(5.6)	(6.4)
Accumulated other comprehensive loss	(22.5)	(27.7)

Total partners’ equity	600.1	630.7
Noncontrolling interests	223.1	220.1

Total equity	823.2	850.8

Total liabilities and equity	$1,795.0	$1,813.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$155.3	$93.2	$452.8	$328.6
Sales of natural gas, propane, NGLs and condensate to affiliates	167.8	134.8	300.0	269.8
Transportation, processing and other	30.4	22.1	60.9	43.7
Transportation, processing and other to affiliates	8.1	4.9	13.2	10.6
Gains (losses) from commodity derivative activity, net	13.2	22.8	(25.7)	28.8
(Losses) from commodity derivative activity, net — affiliates	(0.6)	(0.3)	(1.9)	(0.3)

Total operating revenues	374.2	277.5	799.3	681.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	190.2	178.1	412.5	369.6
Purchases of natural gas, propane and NGLs from affiliates	84.1	27.6	236.8	168.9
Operating and maintenance expense	21.7	20.6	45.8	39.6
Depreciation and amortization expense	20.1	18.7	40.0	36.5
General and administrative expense	3.7	3.4	7.9	7.1
General and administrative expense — affiliates	4.9	4.8	9.7	9.7
Other income	(0.1)	(0.5)	(0.2)	(0.5)
Other income — affiliates	—	(3.0)	—	(3.0)

Total operating costs and expenses	324.6	249.7	752.5	627.9

Operating income	49.6	27.8	46.8	53.3
Interest expense	(8.4)	(7.3)	(16.4)	(14.5)
Earnings from unconsolidated affiliates	10.0	6.4	18.6	20.8

Income before income taxes	51.2	26.9	49.0	59.6
Income tax expense	—	(0.1)	(0.2)	(0.4)

Net income	51.2	26.8	48.8	59.2
Net income attributable to noncontrolling interests	(9.7)	(1.0)	(13.2)	(1.1)

Net income attributable to partners	41.5	25.8	35.6	58.1
Net loss (income) attributable to predecessor operations	—	0.2	—	(6.3)
General partner’s interest in net income	(6.2)	(4.2)	(11.7)	(8.0)

Net income allocable to limited partners	$35.3	$21.8	$23.9	$43.8

Net income per limited partner unit — basic	$0.80	$0.63	$0.56	$1.27

Net income per limited partner unit — diluted	$0.80	$0.63	$0.56	$1.27

Weighted-average limited partner units outstanding — basic	44.1	34.6	42.7	34.6
Weighted-average limited partner units outstanding — diluted	44.2	34.6	42.7	34.6

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
Net income	$51.2	$26.8	$48.8	$59.2

Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	5.1	5.6	10.4	11.6
Net unrealized losses on cash flow hedges	(3.4)	(5.8)	(4.3)	(13.4)

Total other comprehensive income (loss)	1.7	(0.2)	6.1	(1.8)

Total comprehensive income	52.9	26.6	54.9	57.4
Total comprehensive income attributable to noncontrolling interests	(9.7)	(1.0)	(13.2)	(1.1)

Total comprehensive income attributable to partners	$43.2	$25.6	$41.7	$56.3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Millions)
OPERATING ACTIVITIES:
Net income	$48.8	$59.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40.0	36.5
Earnings from unconsolidated affiliates	(18.6)	(20.8)
Distributions from unconsolidated affiliates	24.0	21.0
Other, net	(6.0)	1.1

Change in operating assets and liabilities, which provided (used) cash net of effects of acquisitions:
Accounts receivable	17.6	47.8
Inventories	21.7	14.6
Net unrealized losses (gains) on derivative instruments	12.9	(30.3)
Accounts payable	(29.9)	(42.5)
Accrued interest	0.1	0.1
Other current assets and liabilities	(19.2)	2.8
Other long-term assets and liabilities	(2.8)	0.2

Net cash provided by operating activities	88.6	89.7

INVESTING ACTIVITIES:
Capital expenditures	(29.2)	(25.4)
Acquisitions, net of cash acquired	(37.1)	(22.0)
Acquisition of unconsolidated affiliate	(114.3)	—
Investments in unconsolidated affiliates	(7.1)	(27.0)
Return of investment from unconsolidated affiliates	1.6	—
Proceeds from sale of assets	0.2	1.7
Proceeds from sales of available-for-sale securities	—	10.1

Net cash used in investing activities	(185.9)	(62.6)

FINANCING ACTIVITIES:
Proceeds from debt	716.0	210.6
Payments of debt	(653.0)	(208.6)
Payment of deferred financing costs	(0.1)	—
Proceeds from issuance of common units, net of offering costs	139.4	—
Excess purchase price over acquired assets	(35.7)	—
Net change in advances to predecessor from DCP Midstream, LLC	—	25.3
Distributions to unitholders and general partner	(63.4)	(49.1)
Distributions to noncontrolling interests	(15.8)	(8.2)
Contributions from noncontrolling interests	5.6	9.1
Purchase of additional interest in a subsidiary	—	(3.5)

Net cash provided by (used in) financing activities	93.0	(24.4)

Net change in cash and cash equivalents	(4.3)	2.7
Cash and cash equivalents, beginning of period	6.7	2.1

Cash and cash equivalents, end of period	$2.4	$4.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2011	$112.6	$552.2	$(6.4)	$(27.7)	$220.1	$850.8
Net change in parent advances	1.7	—	—	—	—	1.7
Acquisition of Southeast Texas	(114.3)	—	—	—	—	(114.3)
Excess purchase price over acquired assets	—	(34.8)	—	(0.9)	—	(35.7)
Issuance of 3,596,636 common units	—	139.7	—	—	—	139.7
Equity-based compensation	—	2.3	—	—	—	2.3
Distributions to DCP Midstream, LLC	—	(2.6)	—	—	—	(2.6)
Distributions to unitholders and general partner	—	(52.5)	(10.9)	—	—	(63.4)
Distributions to noncontrolling interests	—	—	—	—	(15.8)	(15.8)
Contributions from noncontrolling interests	—	—	—	—	5.6	5.6

Comprehensive income:
Net income	—	23.9	11.7	—	13.2	48.8
Reclassification of cash flow hedges into earnings	—	—	—	10.4	—	10.4
Net unrealized losses on cash flow hedges	—	—	—	(4.3)	—	(4.3)

Total comprehensive income	—	23.9	11.7	6.1	13.2	54.9

Balance, June 30, 2011	$—	$628.2	$(5.6)	$(22.5)	$223.1	$823.2

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2010	$70.8	$415.5	$(5.9)	$(31.9)	$227.7	$676.2
Net change in parent advances	25.3	—	—	—	—	25.3
Purchase of additional interest in a subsidiary	—	1.0	—	—	(5.5)	(4.5)
Distributions to unitholders and general partner		(41.5)	(7.6)			(49.1)
Distributions to noncontrolling interests	—	—	—	—	(8.2)	(8.2)
Contributions from noncontrolling interests	—	—	—	—	9.1	9.1

Comprehensive income (loss):
Net income attributable to predecessor operations	6.3	—	—	—	—	6.3
Net income	—	44.1	7.7	—	1.1	52.9
Reclassification of cash flow hedge losses into earnings	—	—	—	11.6	—	11.6
Net unrealized losses on cash flow hedges	—	—	—	(13.4)	—	(13.4)

Total comprehensive income (loss)	6.3	44.1	7.7	(1.8)	1.1	57.4

Balance, June 30, 2010	$102.4	$419.1	$(5.8)	$(33.7)	$224.2	$706.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; and producing, fractionating, transporting, storing and selling NGLs and condensate.

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system (of which 5% was acquired in February 2010); our 50.1% interest in our DCP East Texas Holdings, LLC, or our East Texas system; our Michigan system; our 33.33% interest in our DCP Southeast Texas Holdings, GP, or our Southeast Texas system acquired in January 2011; our wholesale propane logistics business (which includes Atlantic Energy acquired in July 2010); and our NGL logistics business (which includes Marysville Hydrocarbons Holdings, Inc, or Marysville, acquired in December 2010, the Wattenberg pipeline acquired in January 2010 and our 100% interest in the Black Lake Pipeline Company, or Black Lake, 55% of which was acquired in July 2010, comprised of: (1) a 5% interest acquired from DCP Midstream, LLC, in a transaction among entities under common control, and (2) an additional 50% interest acquired from an affiliate of BP PLC; and the DJ Basin NGL Fractionators acquired in March 2011).

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

The results of operations for acquisitions accounted for as business combinations have been included in the condensed consolidated financial statements since their respective acquisition dates and we have retrospectively adjusted the December 31, 2010 condensed consolidated balance sheet for changes in our preliminary purchase price allocation for our December 30, 2010 acquisition of Marysville.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on June 17, 2011.

2. Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends Accounting Standards Codification, or ASC, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for us for interim and annual periods beginning after December 15, 2011 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

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

On December 30, 2010, we acquired all of the interests in Marysville. The acquisition involved three separate transactions with a number of parties. We acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and 100% of EE Group, LLC, which owned the remaining 5% interest in Marysville. We paid a purchase price of $94.8 million plus $6.0 million for net working capital and other adjustments for an aggregate purchase price of $100.8 million, subject to customary purchase price adjustments, for our 100% interest. The cash purchase was financed initially at closing with borrowings under the Partnership’s revolving credit facility. $21.2 million of the purchase price has been deposited in an indemnity escrow to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers. $19.5 million remains in the escrow account after $1.7 million was released on June 15, 2011. The results of the Marysville acquisition are included in our NGL Logistics segment prospectively, from the date of acquisition.

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered tax liabilities, resulting from built-in tax gains recognized in the transaction, to become currently payable. Accordingly, $35.0 million of estimated deferred tax liabilities associated with this transaction and recorded at December 31, 2010, became currently payable as of January 4, 2011. These tax liabilities are unrelated to the tax liabilities of Marysville for which an indemnity escrow has been established. These tax liabilities may be greater or less than the $35.0 million we initially recorded in our balance sheet, depending on the final accounting for the Marysville business combination. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our $35 million tax liability that resulted from our acquisition of Marysville. The remaining $5.7 million estimated tax payable is included in other current liabilities in our condensed consolidated balance sheet as of June 30, 2011.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We have updated our accounting for the Marysville business combination for the fair value of assets acquired and liabilities assumed including intangible assets and property, plant and equipment and goodwill. The purchase price allocation is preliminary and is based on initial estimates of fair values at the date of the acquisition. We are currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities becomes available. This allocation may change in subsequent financial statements pending the final estimates of fair value and the final outcome of our estimated tax liabilities. The preliminary purchase price allocation as of June 30, 2011 is as follows:

June 30,
2011
(Millions)
Aggregate consideration	$100.8

Cash	3.1
Accounts receivable	0.7
Inventory	4.6
Other current assets	0.7
Property, plant and equipment	57.1
Intangible assets	33.0
Goodwill	39.7
Other long-term assets	1.2
Other current liabilities	(4.3)
Long-term liabilities	(35.0)

Total preliminary purchase price allocation	$100.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Combined Financial Information

The results of our 33.33% interest in Southeast Texas are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010. The following table presents the previously reported condensed consolidated statements of operations for the three and six months ended June 30, 2010, adjusted for the acquisition of a 33.33% interest in Southeast Texas from DCP Midstream, LLC:

Three Months Ended June 30, 2010

	DCP Midstream Partners, LP (As previously reported)	Southeast Texas (a)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$228.0	$—	$228.0
Transportation, processing and other	27.0	—	27.0
Gains from commodity derivative activity, net	22.5	—	22.5

Total operating revenues	277.5	—	277.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	205.7	—	205.7
Operating and maintenance expense	20.6	—	20.6
Depreciation and amortization expense	18.7	—	18.7
General and administrative expense and other	8.2	—	8.2
Other income	(3.5)	—	(3.5)

Total operating costs and expenses	249.7	—	249.7

Operating income	27.8	—	27.8
Interest expense, net	(7.3)	—	(7.3)
Earnings from unconsolidated affiliates	6.6	(0.2)	6.4

Income before income taxes	27.1	(0.2)	26.9
Income tax expense	(0.1)	—	(0.1)

Net income	27.0	(0.2)	26.8
Net income attributable to noncontrolling interests	(1.0)	—	(1.0)

Net income attributable to partners	$26.0	$(0.2)	$25.8

(a)	The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. Specifically, the terms of the joint venture agreement provide that distributions and earnings to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions and earnings related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interest in Southeast Texas. These terms of the agreement are not reflected in the historical financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Six Months Ended June 30, 2010

	DCP Midstream Partners, LP (As previously reported)	Southeast Texas (a)(b)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$598.4	$—	$598.4
Transportation, processing and other	54.3	—	54.3
Gains from commodity derivative activity, net	28.5	—	28.5

Total operating revenues	681.2	—	681.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	538.5	—	538.5
Operating and maintenance expense	39.6	—	39.6
Depreciation and amortization expense	36.5	—	36.5
General and administrative expense and other	16.8	—	16.8
Other income	(3.5)	—	(3.5)

Total operating costs and expenses	627.9	—	627.9

Operating income	53.3	—	53.3
Interest expense, net	(14.5)	—	(14.5)
Earnings from unconsolidated affiliates	14.5	6.3	20.8

Income before income taxes	53.3	6.3	59.6
Income tax expense	(0.4)	—	(0.4)

Net income	52.9	6.3	59.2
Net income attributable to noncontrolling interests	(1.1)	—	(1.1)

Net income attributable to partners	$51.8	$6.3	$58.1

(a)	The results of our 33.33% interest in Southeast Texas for the six months ended June 30, 2010 includes the impact of Hurricane Ike business interruption insurance recoveries.
(b)	The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. Specifically, the terms of the joint venture agreement provide that distributions and earnings to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions and earnings related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interest in Southeast Texas. These terms of the agreement are not reflected in the historical financial statements.

The results of operations for acquisitions accounted for as a business combination are included in the DCP Midstream Partners, LP results subsequent to the date of acquisition. Accordingly, for the three and six months ended June 30, 2011 total operating revenues of $5.3 million and $15.9 million, respectively, and net income attributable to the Partnership of $4.2 million and $7.7 million, respectively, associated with Marysville, are included in the condensed consolidated statement of operations. Pro forma information is presented for comparative periods prior to the date of acquisition, however, comparative periods in the condensed consolidated financial statements are not adjusted to include the results of the acquisition.

The following table presents unaudited pro forma information for the condensed consolidated statement of operations for the three and six months ended June 30, 2010, as if the acquisition of Marysville had occurred at the beginning of the period presented.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	DCP Midstream Partners, LP	Acquisition of Marysville	DCP Midstream Partners, LP Pro Forma	DCP Midstream Partners, LP	Acquisition of Marysville	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$277.5	$6.2	$283.7	$681.2	$14.8	$696.0
Net income attributable to partners	$25.8	$2.3	28.1	$58.1	$6.3	$64.4
Less:
Net loss (income) attributable to predecessor operations	0.2	—	0.2	(6.3)	—	(6.3)
General partner unitholders interest in net income	(4.2)	—	(4.2)	(8.0)	—	(8.0)

Net income allocable to limited partners	$21.8	$2.3	$24.1	$43.8	$6.3	$50.1

Net income per limited partner unit — basic and diluted	$0.63	$0.07	$0.70	$1.27	$0.18	$1.45

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

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
Omnibus Agreement	$2.5	$2.4	$5.0	$4.9
Other fees — DCP Midstream, LLC	2.3	2.4	4.5	4.7

Total — DCP Midstream, LLC	$4.8	$4.8	$9.5	$9.6

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

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. East Texas incurred $1.9 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, and $3.8 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively, for general and administrative expenses from DCP Midstream, LLC.

In addition to the Omnibus Agreement and amounts incurred by East Texas, we incurred other general and administrative fees with DCP Midstream, LLC of $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the three and six months ended June 30, 2011 and 2010.

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

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas, which is part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain expenditures on East Texas capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $2.7 million and $5.3 million for the three months ended June 30, 2011 and 2010, respectively, and $5.6 million and $9.1 million for the six months ended June 30, 2011 and 2010, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On September 16, 2010, we entered into an agreement with DCP Midstream, LLC to sell certain surplus equipment at Collbran, part of our Natural Gas Services segment, with a net book value of $6.2 million for net proceeds of $3.6 million. The surplus equipment is the result of a consolidation of operations at our Anderson Gulch plant in the Piceance Basin. The net proceeds of $3.6 million were distributed 75% to us and 25% to the noncontrolling interest in Collbran, based upon proportionate ownership, during the year ended December 31, 2010. The sale was completed when title to the surplus equipment passed to DCP Midstream, LLC in March 2011. We have recognized a distribution of $2.6 million for the six months ended June 30, 2011 to DCP Midstream, LLC in our condensed consolidated statements of changes in equity representing the difference between the net book value and the proceeds received for the surplus equipment.

In June 2011, East Texas reached a $7.0 million settlement with the responsible third party, related to the first quarter 2009 fire that was caused by a third party underground pipeline rupture outside of our property, or the East Texas recovery settlement. We have allocated the settlement based upon relative ownership percentages at the time the losses were incurred, factoring in amounts previously reimbursed to us by DCP Midstream, LLC. Under the agreement, DCP Midstream, LLC will retain $1.2 million of the proceeds for reimbursement of amounts previously paid to us, and we recognized $1.6 million of the remaining $5.8 million in “net income”. We have recorded a $1.2 million payable to DCP Midstream, LLC in “other current liabilities” in our condensed consolidated balance sheet and $5.8 million to our condensed consolidated statement of operations in “sales of natural gas, propane, NGLs and condensate”, with $4.2 million representing DCP Midstream, LLC’s portion in “net income attributable to noncontrolling interests”, for the three and six months ended June 30, 2011. We expect to receive cash related to the settlement in the second half of 2011.

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

DCP Midstream, LLC has issued parental guarantees, totaling $95.0 million as of June 30, 2011, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees.

DCP Midstream, LLC has issued parental guarantees for its 49.9% limited liability company interest in East Texas, totaling $6.0 million as of June 30, 2011, in favor of certain counterparties to processing and transportation agreements at East Texas. Concurrently, we issued similar guarantees for our 50.1% interest.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Spectra Energy

We have propane supply agreements with Spectra Energy, effective through April 2012, which provide us propane supply at our marine terminals, which are included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually. Additionally, we have transportation agreements with Spectra Energy, effective through January 2012, which provide natural gas transportation to our Pelico system in our Natural Gas Services segment, for approximately 35 MMcf/d.

ConocoPhillips

We have multiple agreements with ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell to ConocoPhillips and its affiliates in the ordinary course of business. In addition, we may be reimbursed by ConocoPhillips for certain capital projects where the work is performed by us. We received $0.2 million of capital reimbursements during the three and six months ended June 30, 2010 and did not receive any capital reimbursements during the three and six months ended June 30, 2011.

Summary of Transactions with Affiliates

The following table summarizes transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$158.9	$131.9	$290.0	$265.5
Transportation, processing and other	$6.3	$2.7	$9.5	$6.5
Purchases of natural gas, propane and NGLs	$35.5	$23.7	$98.5	$86.5
Losses from commodity derivative activity, net	$(0.6)	$(0.3)	$(1.9)	$(0.3)
General and administrative expense	$4.8	$4.8	$9.5	$9.6
Interest expense	$—	$0.1	$—	$0.2
Spectra Energy:
Transportation, processing and other	$—	$0.2	$—	$0.2
Purchases of natural gas, propane and NGLs	$46.5	$2.3	$131.7	$76.4
Other income	$—	$3.0	$—	$3.0
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$8.9	$2.9	$10.0	$4.3
Transportation, processing and other	$1.8	$2.0	$3.7	$3.9
Purchases of natural gas, propane and NGLs	$2.1	$1.6	$3.5	$3.6
General and administrative expense	$0.1	$—	$0.2	$0.1
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$3.1	$2.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We had balances with affiliates as follows:

	June 30, 2011	December 31, 2010
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$70.3	$60.1
Accounts payable	$26.4	$27.0
Unrealized gains on derivative instruments — current	$0.1	$1.3
Unrealized losses on derivative instruments — current	$(1.6)	$(1.8)
Spectra Energy:
Accounts payable	$2.3	$8.7
ConocoPhillips:
Accounts receivable	$3.9	$1.6
Accounts payable	$0.5	$1.0
Unconsolidated affiliates:
Accounts payable	$—	$0.9

5. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	June 30,	December 31,
	Life	2011	2010
		(Millions)
Gathering and transmission systems	15 — 30 Years	$997.9	$992.0
Processing, storage, and terminal facilities	20 — 50 Years	542.9	513.2
Other	0 — 30 Years	14.6	12.6
Construction work in progress		59.7	42.1

Property, plant and equipment		1,615.1	1,559.9
Accumulated depreciation		(499.8)	(462.8)

Property, plant and equipment, net		$1,115.3	$1,097.1

Interest capitalized on construction projects for the six months ended June 30, 2011 was $0.5 million and for the year ended December 31, 2010 was $0.2 million.

Depreciation expense was $18.6 million and $18.0 million for the three months ended June 30, 2011 and 2010, respectively, and $37.0 million and $35.0 million for the six months ended June 30, 2011 and 2010, respectively.

Asset Retirement Obligations — As of June 30, 2011, we had asset retirement obligations of $11.1 million included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2010, we had asset retirement obligations of $10.8 million included in other long-term liabilities in the consolidated balance sheet. Accretion expense was $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	June 30,	December 31,
	2011	2010
	(Millions)
Beginning of period	$139.3	$92.1
Acquisitions	7.6	47.2

End of period	$146.9	$139.3

The carrying value of goodwill as of June 30, 2011 and December 31, 2010 was $70.3 million and $62.8 million, respectively, for our Natural Gas Services segment, $36.9 million as of both periods for our Wholesale Propane Logistics segment, and $39.7 million as of both periods for our NGL logistics segment.

Goodwill increased in 2011 by $7.6 million primarily as a result of a purchase price adjustment related to a contingent payment in conjunction with our 2008 Michigan System acquisition.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	June 30,	December 31,
	2011	2010
	(Millions)
Gross carrying amount	$129.4	$128.7
Accumulated amortization	(12.4)	(9.4)

Intangible assets, net	$117.0	$119.3

We recorded amortization expense of $1.5 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $3.0 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the remaining amortization periods ranged from approximately 10 years to 24 years, with a weighted-average remaining period of approximately 20 years.

The weighted-average remaining amortization is 20 years for the $33.0 million of intangible assets acquired with our Marysville acquisition.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
Remainder of 2011	$3.1
2012	6.0
2013	6.0
2014	6.0
2015	6.0
Thereafter	89.9

Total	$117.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

7. Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of June 30, 2011 and December 31, 2010	Carrying Value as of
		June 30, 2011	December 31, 2010
		(Millions)
Discovery Producer Services LLC	40%	$103.5	$104.1
Southeast Texas	33%	114.8	112.6
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$218.5	$216.9

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $33.9 million and $35.1 million at June 30, 2011 and December 31, 2010, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010 (a)	2011	2010 (a)
	(Millions)
Discovery Producer Services LLC	$5.7	$6.3	$10.2	$13.7
Southeast Texas	4.3	(0.2)	8.4	6.3
Black Lake Pipe Line Company and other	—	0.3	—	0.8

Total earnings from unconsolidated affiliates	$10.0	$6.4	$18.6	$20.8

(a)	As of March 31, 2010, we owned a 45% interest in Black Lake. On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction, we account for Black Lake as a consolidated subsidiary.

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010 (b)	2011 (a)	2010 (b)
	(Millions)
Statements of operations:
Operating revenue	$233.1	$215.8	$493.0	$518.4
Operating expenses	$210.9	$201.6	$451.0	$466.3
Net income	$22.1	$14.2	$41.7	$52.2

(a)	The combined financial information excludes the results of Black Lake, since we began accounting for Black Lake as a consolidated subsidiary effective July 30, 2010.
(b)	The combined financial information for the three and six months ended June 30, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	June 30, 2011 (a)	December 31, 2010 (a) (b)
	(Millions)
Balance sheets:
Current assets	$112.6	$153.0
Long-term assets	702.8	684.9
Current liabilities	(68.2)	(121.4)
Long-term liabilities	(30.3)	(30.3)

Net assets	$716.9	$686.2

(a)	The combined financial information excludes the results of Black Lake, since we began accounting for Black Lake as a consolidated subsidiary effective July 30, 2010.
(b)	The combined financial information as of December 31, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

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

The following table presents the financial instruments carried at fair value as of June 30, 2011 and December 31, 2010, by consolidated balance sheet caption and by valuation hierarchy as described above:

	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$0.7	$0.6	$1.3	$—	$1.6	$0.3	$1.9

Long-term assets:
Commodity derivatives (b)	$—	$1.4	$0.3	$1.7	$—	$1.1	$0.3	$1.4

Current liabilities (c):
Commodity derivatives	$—	$(28.6)	$(1.2)	$(29.8)	$—	$(25.9)	$(0.1)	$(26.0)
Interest rate derivatives	$—	$(17.2)	$—	$(17.2)	$—	$(17.0)	$—	$(17.0)

Long-term liabilities (d):
Commodity derivatives	$—	$(47.8)	$(0.3)	$(48.1)	$—	$(39.9)	$(0.5)	$(40.4)
Interest rate derivatives	$—	$(4.5)	$—	$(4.5)	$—	$(9.9)	$—	$(9.9)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in Level 3 Fair Value Measurements

The tables below illustrate a rollforward of the amounts included in our condensed consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers into Level 3” and “Transfers out of Level 3” captions.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended June 30, 2011 (a):
Beginning balance	$0.2	$0.2	$(2.3)	$(2.4)
Net realized and unrealized gains (losses) included in earnings	0.5	0.1	(1.5)	0.6
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	1.3	1.5
Settlements	(0.1)	—	1.3	—

Ending balance	$0.6	$0.3	$(1.2)	$(0.3)

Net unrealized losses still held included in earnings (c)	$0.5	$0.1	$(0.2)	$0.3

Three months ended June 30, 2010:
Beginning balance	$1.5	$1.2	$(0.3)	$(0.4)
Net realized and unrealized gains included in earnings	—	0.6	0.2	0.2
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Purchases, Issuances and Settlements, net	(0.7)	—	—	—

Ending balance	$0.8	$1.8	$(0.1)	$(0.2)

Net unrealized gains still held included in earnings (c)	$(0.1)	$0.7	$—	$0.1

(a)    There were no purchases, issuances and sales for the three months ended June 30, 2011.

(b)    Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

(c)    Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of June 30, 2011 and 2010.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Six months ended June 30, 2011 (a):
Beginning balance	$0.3	$0.3	$(0.1)	$(0.5)
Net realized and unrealized gains (losses) included in earnings	0.5	—	(1.2)	(1.2)
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	1.4
Settlements	(0.2)	—	0.1	—

Ending balance	$0.6	$0.3	$(1.2)	$(0.3)

Net unrealized gains still held included in earnings (c)	$0.5	$—	$(1.2)	$0.1

Six months ended June 30, 2010:
Beginning balance	$0.4	$0.2	$(0.8)	$(0.4)
Net realized and unrealized gains included in earnings	1.0	1.6	—	0.2
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Purchases, Issuances and Settlements, net	(0.6)	—	0.7	—

Ending balance	$0.8	$1.8	$(0.1)	$(0.2)

Net unrealized losses still held included in earnings (c)	$0.7	$1.6	$—	$0.1

(a)	There were no purchases, issuances and sales for the six months ended June 30, 2011.
(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(c)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of June 30, 2011 and 2010.

During the six months ended June 30, 2010, we recognized the fair value of our contingent consideration, which is classified as Level 3, in relation to our acquisition of an additional 5% interest in Collbran, from Delta Petroleum Corporation of approximately $0.5 million, which we recorded to other current liabilities in our condensed consolidated balance sheet.

During the three and six months ended June 30, 2011, we had no significant transfers into and out of Levels 1 and 2. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our Credit Agreement are $461.0 million, and $455.3 million, respectively, as of June 30, 2011, and $398.0 million and $388.9 million, respectively, as of December 31, 2010. The carrying and fair values of our 3.25% Senior Notes are $250.0 million and $251.1 million, respectively, as of June 30, 2011 and $250.0 million and $247.0 million, respectively, as of December 31, 2010. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed rate debt based on quotes obtained from bond dealers.

9. Debt

Long-term debt was as follows:

	June 30, 2011	December 31, 2010
	(Millions)
Credit Facility
Revolving credit facility, weighted-average variable interest rate of 0.67% and 1.14%, respectively, and net effective interest rate of 4.31% and 4.28%, respectively, due June 21, 2012 (a)	$461.0	$398.0
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	250.0
Unamortized discount	(0.2)	(0.2)

Total debt	$710.8	$647.8
Current maturities	(461.0)	—

Total long-term debt	249.8	647.8

(a)	$450.0 million of debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.94% to 5.19%, for a net effective rate of 4.31% on the $461.0 million of outstanding debt under our revolving credit facility as of June 30, 2011.

Credit Agreement

We have an $850.0 million revolving credit facility that matures June 21, 2012, or the Credit Agreement.

As of June 30, 2011 and December 31, 2010, we had $1.1 million and $32.1 million, respectively, of letters of credit issued under the Credit Agreement. As of June 30, 2011, the unused capacity under the revolving credit facility was $387.9 million, of which approximately $367.0 million was available for general working capital purposes.

Our borrowing capacity is limited at June 30, 2011 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the June 21, 2012 maturity date.

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

Debt Securities

On September 30, 2010, we issued $250.0 million of 3.25% Senior Notes due October 1, 2015. We received proceeds of $247.7 million, which are net of underwriters’ fees, related expenses and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively, which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, with the first payment made on April 1, 2011. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

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

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2012	$—
2013	—
2014	—
2015	250.0
Thereafter	—

Unamortized discount	(0.2)

Total	$249.8

Other Agreements

As of June 30, 2011, we had a contingent letter of credit for up to $10.0 million, on which we pay a fee of 0.50% per annum. This facility reduces the amount of cash we may be required to post as collateral. As of June 30, 2011, we had no letters of credit issued on this facility. Any letters of credit issued on this facility will incur a fee of 1.75% per annum and will not reduce the available capacity under our credit facility.

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

Commodity Cash Flow Hedges — Effective July 1, 2007, we elected to discontinue using the hedge method of accounting for derivatives that manage our commodity price risk. Prior to July 1, 2007, we used commodity swaps to mitigate a portion of the risk of market fluctuations in the price of NGLs, natural gas and condensate. Given our election to discontinue using the hedge method of accounting, the remaining net losses deferred in accumulated other comprehensive income, or AOCI, relative to cash flow hedges are reclassified to sales of natural gas, propane, NGLs and condensate, through December 2011, as the underlying transactions impact earnings.

On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million and account for our interest as an equity method investment. Southeast Texas commenced an expansion project to build an additional storage cavern. In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate the risk associated with this forecasted purchase of natural gas, Southeast Texas executed derivative financial instruments which have been designated as cash flow hedges. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, any deferred gain or loss at the time of the purchase will remain in AOCI until such time that the cavern is emptied and the base gas is sold. We recognize our proportionate share of the Southeast Texas base gas commodity derivative activity in AOCI, with corresponding adjustments to our investment in Southeast Texas.

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

At June 30, 2011, we had interest rate swap agreements totaling $450.0 million, of which we have designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting. As we generally expect to have variable rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these arrangements generally mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014. Based on our current operations we believe our interest rate swap agreements adequately mitigate our interest rate risk associated with our variable rate debt.

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

As of June 30, 2011, $275.0 million of the agreements reprice prospectively approximately every 90 days and the remaining $175.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed rates ranging from 2.94% to 5.19%, and receive interest payments based on the three-month and one-month LIBOR. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of June 30, 2011, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2011, we had $76.1 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2011, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of June 30, 2011, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $73.5 million.

As of June 30, 2011, our interest rate swaps were in a net liability position of approximately $21.7 million, of which, the entire amount is subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement, that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Collateral

As of June 30, 2011, we had a contingent letter of credit facility for up to $10.0 million, on which we have no letters of credit issued. DCP Midstream, LLC had issued and outstanding parental guarantees totaling $95.0 million in favor of certain counterparties to our commodity derivative instruments. This contingent letter of credit facility and the parental guarantees reduce the amount of cash we may be required to post as collateral. As of June 30, 2011, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	June 30, 2011	December 31, 2010
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(1.2)	$(0.3)

Interest rate cash flow hedges:
Net deferred losses in AOCI	(21.3)	(27.4)

Total AOCI	$(22.5)	$(27.7)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

	00000000	00000000	00000000	00000000	00000000
Balance Sheet Line Item	June 30, 2011	December 31, 2010	Balance Sheet Line Item	June 30, 2011	December 31, 2010
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(16.3)	$(12.2)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	(4.5)	(5.4)

	$—	$—		$(20.8)	$(17.6)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments – current	$1.3	$1.9	Unrealized losses on derivative instruments – current	$(29.8)	$(26.0)
Unrealized gains on derivative instruments – long term	1.7	1.4	Unrealized losses on derivative instruments – long term	(48.1)	(40.4)

	$3.0	$3.3		$(77.9)	$(66.4)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(0.9)	$(4.8)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	—	(4.5)

	$—	$—		$(0.9)	$(9.3)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheets and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	(Loss) Recognized in AOCI on Derivatives — Effective Portion		Loss Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	Three Months Ended June 30,
	2011	2010	2011	2010		2011	2010
	(Millions)		(Millions)			(Millions)
Interest rate derivatives	$(3.3)	$(5.8)	$(5.1)	$(5.6	) (a)	$—	$—	(a)(c)
Commodity derivatives	$(0.1)	$—	$—	$—	(b)	$—	$—	(b)(c)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the three months ended June 30, 2011 and 2010, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

	(Loss) Recognized in AOCI on Derivatives — Effective Portion		Loss Reclassified From AOCI to Earnings —Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings
	Six Months Ended June 30,								Over the Next
	2011	2010	2011	2010		2011	2010		12 Months
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(4.2)	$(13.4)	$(10.3)	$(11.2	) (a)	$—	$—	(a)(c)	$(19.0)
Commodity derivatives	$(0.1)	$—	$(0.1)	$(0.4	) (b)	$—	$—	(b)(c)	$(0.1)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the six months ended June 30, 2011 and 2010, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
Third party:
Realized	$(8.9)	$—	$(14.9)	$(2.1)
Unrealized	22.1	22.8	(10.8)	30.9

Gains (losses) from commodity derivative activity, net	$13.2	$22.8	$(25.7)	$28.8

Affiliates:
Realized	$(0.4)	$0.2	$(1.0)	$0.1
Unrealized	(0.2)	(0.5)	(0.9)	(0.4)

Losses from commodity derivative activity, net — affiliates	$(0.6)	$(0.3)	$(1.9)	$(0.3)

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
Third party:
Realized losses	$(1.3)	$—	$(2.3)	$—
Unrealized gains	1.2	—	2.8	—

Interest expense	$(0.1)	$—	$0.5	$—

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

	June 30, 2011
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2011	(178,281)	(382,600)	(633,195)
2012	(1,021,587)	(366,000)	—
2013	(941,998)	(365,000)	—
2014	(547,500)	(365,000)	—
2015	(365,000)	—	—
2016	(183,000)	—	—

	June 30, 2010
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2010	(490,360)	(1,110,100)	—
2011	(949,000)	(985,500)	—
2012	(777,750)	(988,200)	—
2013	(748,250)	(584,000)	—
2014	(456,250)	—	—
2015	(182,500)	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of June 30, 2011, we have swaps with notional values between $25.0 million and $80.0 million, which, in aggregate, exchange $450.0 million of our floating rate obligation to a fixed rate obligation through June 2012, with $150.0 million extending from June 2012 through June 2014.

11. Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In June 2011, we filed a shelf registration statement on Form S-3 with the SEC with a maximum aggregate offering amount of $150.0 million. The shelf registration statement will allow us to periodically register and issue partnership units which are intended to finance growth opportunities.

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

On May 26, 2010, we filed a universal shelf registration statement on Form S-3 with the SEC with a maximum aggregate offering amount of $1.5 billion, to replace an existing shelf registration statement. The universal shelf registration statement will allow us to register and issue additional partnership units and debt securities.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of June 30, 2011. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents our cash distributions paid in 2011 and 2010:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 13, 2011	$0.6250	$33.4
February 14, 2011	$0.6175	$30.0
November 12, 2010	$0.6100	$27.4
August 13, 2010	$0.6100	$25.3
May 14, 2010	$0.6000	$24.6
February 12, 2010	$0.6000	$24.6

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

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville Hydrocarbons Holding, LLC and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered the deferred tax liabilities resulting from built-in tax gains to become currently payable. Accordingly, the estimated $35.0 million of deferred tax liabilities at December 31, 2010 became currently payable on January 4, 2011. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our $35.0 million tax liability that resulted from our acquisition of Marysville. The remaining $5.7 million estimated tax payable is included in other current liabilities in our condensed consolidated balance sheet as of June 30, 2011.

14. Net Income or Loss per Limited Partner Unit

Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding performance units, phantom units and restricted units. The dilutive effect of unit-based awards was 75,560 equivalent units and 55,105 equivalent units during the three and six month periods ended June 30, 2011, respectively. There were no dilutive unit-based awards in the three and six month periods ended June 30, 2010.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

15. Commitments and Contingent Liabilities

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

Insurance — We renewed our insurance policies in May, June and July 2011 for the 2011-2012 insurance year. We contract with third party and affiliate insurers for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2) general liability insurance; (3) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (4) property insurance, which covers replacement value of real and personal property and includes business interruption/extra expense. These renewals have not resulted in any material change to the premiums we are contracted to pay in the 2011-2012 insurance year compared with the 2010-2011 insurance year. We are jointly insured with DCP Midstream, LLC for directors and officers insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

Our insurance on Discovery for the 2011-2012 insurance year includes general and excess liability onshore property damage, including named windstorm and business interruption, and offshore non-wind property and business interruption insurance. The availability of offshore named windstorm property and business interruption insurance has been significantly reduced over the past few years as a result of higher industry-wide damage claims. Additionally, the named windstorm property and business interruption insurance that is available comes at uneconomic premium levels, higher deductibles and lower coverage limits. As such, Discovery has elected to not purchase offshore named windstorm property and business interruption insurance coverage for the 2011-2012 insurance year.

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

16. Business Segments

Our operations are located in the United States and are organized into three reporting segments: (1) Natural Gas Services; (2) Wholesale Propane Logistics; and (3) NGL Logistics.

Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, fractionating, transporting and storing natural gas. The segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our 33.33% interest in the Southeast Texas system, our 50.1% interest in the East Texas system, our 75% interest in the Colorado system, and our 40% limited liability company interest in Discovery.

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

NGL Logistics — Our NGL Logistics segment provides services that include transportation, storage and fractionation of NGLs. The segment consists of the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, the NGL storage facility in Michigan and the DJ Basin NGL Fractionators in Colorado.

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

The following tables set forth our segment information:

	Three Months Ended June 30, 2011
	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$257.4	$104.2	$12.6	$—	$—	$374.2
Total purchases	(176.3)	(98.0)	—	—	—	(274.3)

Gross margin (a)	$81.1	$6.2	$12.6	$—	$—	$99.9
Operating and maintenance expense	(15.7)	(4.2)	(1.8)	—	—	(21.7)
Depreciation and amortization expense	(17.4)	(0.7)	(2.0)	—	—	(20.1)
General and administrative expense	—	—	—	(8.6)	—	(8.6)
Other income	—	—	0.1	—	—	0.1
Earnings from unconsolidated affiliates	10.0	—	—	—	—	10.0
Interest expense	—	—	—	(8.4)	—	(8.4)
Income tax expense (b)	—	—	—	—	—	—

Net income (loss)	58.0	1.3	8.9	(17.0)	—	51.2
Net income attributable to noncontrolling interests	(9.7)	—	—	—	—	(9.7)

Net income (loss) attributable to partners	$48.3	$1.3	$8.9	$(17.0)	$—	$41.5

Non-cash derivative mark-to-market (c)	$22.3	$(0.5)	$—	$(0.8)	$—	$21.0

Capital expenditures	$12.6	$0.9	$2.0	$—	$—	$15.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended June 30, 2010
	Natural Gas Services (e)	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$211.7	$62.2	$3.6	$—	$277.5
Total purchases	(141.5)	(63.1)	(1.1)	—	(205.7)

Gross margin (a)	$70.2	$(0.9)	$2.5	$—	$71.8
Operating and maintenance expense	(17.0)	(2.6)	(1.0)	—	(20.6)
Depreciation and amortization expense	(17.8)	(0.3)	(0.6)	—	(18.7)
General and administrative expense	—	—	—	(8.2)	(8.2)
Other income	0.5	3.0	—	—	3.5
Earnings from unconsolidated affiliates	6.1	—	0.3	—	6.4
Interest expense	—	—	—	(7.3)	(7.3)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net income (loss)	42.0	(0.8)	1.2	(15.6)	26.8
Net income attributable to noncontrolling interests	(1.0)	—	—	—	(1.0)

Net income (loss) attributable to partners	$41.0	$(0.8)	$1.2	$(15.6)	$25.8

Non-cash derivative mark-to-market (c)	$22.3	$—	$—	$0.2	$22.5

Capital expenditures	$11.2	$—	$2.0	$—	$13.2

	Six Months Ended June 30, 2011
	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$421.9	$352.0	$27.6	$—	$(2.2)	$799.3
Total purchases	(322.8)	(324.0)	(4.7)	—	2.2	(649.3)

Gross margin (a)	$99.1	$28.0	$22.9	$—	$—	$150.0
Operating and maintenance expense	(32.2)	(7.8)	(5.8)	—	—	(45.8)
Depreciation and amortization expense	(34.9)	(1.4)	(3.7)	—	—	(40.0)
General and administrative expense	—	—	—	(17.6)	—	(17.6)
Other income	—	—	0.2	—	—	0.2
Earnings from unconsolidated affiliates	18.6	—	—	—	—	18.6
Interest expense	—	—	—	(16.4)	—	(16.4)
Income tax expense (b)	—	—	—	(0.2)	—	(0.2)

Net income (loss)	50.6	18.8	13.6	(34.2)	—	48.8
Net income attributable to noncontrolling interests	(13.2)	—	—	—	—	(13.2)

Net income (loss) attributable to partners	$37.4	$18.8	$13.6	$(34.2)	$—	$35.6

Non-cash derivative mark-to-market (c)	$(11.1)	$(0.8)	$—	$(1.0)	$—	$(12.9)

Capital expenditures	$21.4	$1.5	$6.3	$—	$—	$29.2

Acquisition expenditures	$121.8	$—	$29.6	$—	$—	$151.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Six Months Ended June 30, 2010
	Natural Gas Services (e)	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$429.8	$243.0	$8.4	$—	$681.2
Total purchases	(305.8)	(230.2)	(2.5)	—	(538.5)

Gross margin (a)	$124.0	$12.8	$5.9	$—	$142.7
Operating and maintenance expense	(33.2)	(5.2)	(1.2)	—	(39.6)
Depreciation and amortization expense	(34.8)	(0.6)	(1.1)	—	(36.5)
General and administrative expense	—	—	—	(16.8)	(16.8)
Other income	0.5	3.0	—	—	3.5
Earnings from unconsolidated affiliates	20.0	—	0.8	—	20.8
Interest expense	—	—	—	(14.5)	(14.5)
Income tax expense (b)	—	—	—	(0.4)	(0.4)

Net income (loss)	76.5	10.0	4.4	(31.7)	59.2
Net income attributable to noncontrolling interests	(1.1)	—	—	—	(1.1)

Net income (loss) attributable to partners	$75.4	$10.0	$4.4	$(31.7)	$58.1

Non-cash derivative mark-to-market (c)	$30.7	$(0.6)	$—	$0.2	$30.3

Capital expenditures	$23.3	$—	$2.1	$—	$25.4

Acquisitions, net of cash acquired	$—	$—	$22.0	$—	$22.0

Investments in unconsolidated affiliates	$0.7	$—	$—	$—	$0.7

	June 30, 2011	December 31, 2010
	(Millions)
Segment long-term assets:
Natural Gas Services (e)	$1,247.2	$1,253.7
Wholesale Propane Logistics	102.3	101.7
NGL Logistics	252.5	221.7
Other (d)	4.7	4.1

Total long-term assets	1,606.7	1,581.2
Current assets	188.3	232.0

Total assets	$1,795.0	$1,813.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.
(e)	The segment information for the three and six months ended June 30, 2010 and as of December 31, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.
(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics business to our Wholesale Propane business.

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2011	2010
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$2.2	$3.2
Cash paid for income taxes, net of income tax refunds	$29.9	$0.5

Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$3.0	$3.2
Other non-cash additions of property, plant and equipment	$0.1	$0.2
Acquisition related contingent consideration	$—	$1.0
Non-cash change in parent advances	$1.7	$—
Non-cash distributions to DCP Midstream, LLC	$2.6	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

18. Supplementary Information — Condensed Consolidating Financial Information

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

	Condensed Consolidating Balance Sheets June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.5	$1.9	$(1.0)	$2.4
Accounts receivable	—	—	140.6	—	140.6
Inventories	—	—	42.4	—	42.4
Other	—	0.2	2.7	—	2.9

Total current assets	—	1.7	187.6	(1.0)	188.3
Property, plant and equipment, net	—	—	1,115.3	—	1,115.3
Goodwill and intangible assets, net	—	—	263.9	—	263.9
Advances receivable — consolidated subsidiaries	409.3	582.7	—	(992.0)	—
Investments in consolidated subsidiaries	190.8	339.7	—	(530.5)	—
Investments in unconsolidated affiliates	—	—	218.5	—	218.5
Other long-term assets	—	1.8	7.2	—	9.0

Total assets	$600.1	$925.9	$1,792.5	$(1,523.5)	$1,795.0

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$480.8	$173.8	$(1.0)	$653.6
Advances payable — consolidated subsidiaries	—	—	992.0	(992.0)	—

Long-term debt	—	249.8	—	—	249.8
Other long-term liabilities	—	4.5	63.9	—	68.4

Total liabilities	—	735.1	1,229.7	(993.0)	971.8

Commitments and contingent liabilities

Equity:
Partners’ equity
Net equity	600.1	212.1	340.9	(530.5)	622.6
Accumulated other comprehensive loss	—	(21.3)	(1.2)	—	(22.5)

Total partners’ equity	600.1	190.8	339.7	(530.5)	600.1
Noncontrolling interests	—	—	223.1	—	223.1

Total equity	600.1	190.8	562.8	(530.5)	823.2

Total liabilities and equity	$600.1	$925.9	$1,792.5	$(1,523.5)	$1,795.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheets December 31, 2010 (a)
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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$323.1	$—	$323.1
Transportation, processing and other	—	—	38.5	—	38.5
Gains from commodity derivative activity, net	—	—	12.6	—	12.6

Total operating revenues	—	—	374.2	—	374.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	274.3	—	274.3
Operating and maintenance expense	—	—	21.7	—	21.7
Depreciation and amortization expense	—	—	20.1	—	20.1
General and administrative expense	—	—	8.6	—	8.6
Other income	—	—	(0.1)	—	(0.1)

Total operating costs and expenses	—	—	324.6	—	324.6

Operating income (loss)	—	—	49.6	—	49.6
Interest expense, net	—	(8.4)	—	—	(8.4)
Income from consolidated subsidiaries	41.5	49.9	—	(91.4)	—
Earnings from unconsolidated affiliates	—	—	10.0	—	10.0

Income before income taxes	41.5	41.5	59.6	(91.4)	51.2
Income tax expense	—	—	—	—	—

Net income (loss)	41.5	41.5	59.6	(91.4)	51.2
Net income attributable to noncontrolling interests	—	—	(9.7)	—	(9.7)

Net income (loss) attributable to partners	$41.5	$41.5	$49.9	$(91.4)	$41.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended June 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$228.0	$—	$228.0
Transportation, processing and other	—	—	27.0	—	27.0
Gains from commodity derivative activity, net	—	—	22.5	—	22.5

Total operating revenues	—	—	277.5	—	277.5

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	205.7	—	205.7
Operating and maintenance expense	—	—	20.6	—	20.6
Depreciation and amortization expense	—	—	18.7	—	18.7
General and administrative expense	—	—	8.2	—	8.2
Other income	—	—	(0.5)	—	(0.5)
Other income — affiliates	—	—	(3.0)	—	(3.0)

Total operating costs and expenses	—	—	249.7	—	249.7

Operating income	—	—	27.8	—	27.8
Interest expense, net	—	(7.3)	—	—	(7.3)
Earnings from consolidated subsidiaries	25.8	33.1	—	(58.9)	—
Earnings from unconsolidated affiliates	—	—	6.4	—	6.4

Income before income taxes	25.8	25.8	34.2	(58.9)	26.9
Income tax expense	—	—	(0.1)	—	(0.1)

Net income (loss)	25.8	25.8	34.1	(58.9)	26.8
Net income attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to partners	$25.8	$25.8	$33.1	$(58.9)	$25.8

(a)	The financial information for the three months ended June 30, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$752.8	$—	$752.8
Transportation, processing and other	—	—	74.1	—	74.1
Losses from commodity derivative activity, net	—	—	(27.6)	—	(27.6)

Total operating revenues	—	—	799.3	—	799.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	649.3	—	649.3
Operating and maintenance expense	—	—	45.8	—	45.8
Depreciation and amortization expense	—	—	40.0	—	40.0
General and administrative expense	—	—	17.6	—	17.6
Other income	—	—	(0.2)	—	(0.2)

Total operating costs and expenses	—	—	752.5	—	752.5

Operating income	—	—	46.8	—	46.8
Interest expense, net	—	(16.4)	—	—	(16.4)
Earnings from consolidated subsidiaries	35.6	52.0	—	(87.6)	—
Earnings from unconsolidated affiliates	—	—	18.6	—	18.6

Income before income taxes	35.6	35.6	65.4	(87.6)	49.0
Income tax expense	—	—	(0.2)	—	(0.2)

Net income (loss)	35.6	35.6	65.2	(87.6)	48.8
Net income attributable to noncontrolling interests	—	—	(13.2)	—	(13.2)

Net income (loss) attributable to partners	$35.6	$35.6	$52.0	$(87.6)	$35.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Six Months Ended June 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$598.4	$—	$598.4
Transportation, processing and other	—	—	54.3	—	54.3
Gains from commodity derivative activity, net	—	—	28.5	—	28.5

Total operating revenues	—	—	681.2	—	681.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	538.5	—	538.5
Operating and maintenance expense	—	—	39.6	—	39.6
Depreciation and amortization expense	—	—	36.5	—	36.5
General and administrative expense	—	—	16.8	—	16.8
Other income	—	—	(0.5)	—	(0.5)
Other income — affiliates	—	—	(3.0)	—	(3.0)

Total operating costs and expenses	—	—	627.9	—	627.9

Operating income	—	—	53.3	—	53.3
Interest expense, net	—	(14.4)	(0.1)	—	(14.5)
Earnings from consolidated subsidiaries	58.1	72.5	—	(130.6)	—
Earnings from unconsolidated affiliates	—	—	20.8	—	20.8

Income before income taxes	58.1	58.1	74.0	(130.6)	59.6
Income tax expense	—	—	(0.4)	—	(0.4)

Net income (loss)	58.1	58.1	73.6	(130.6)	59.2
Net income attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)

Net income (loss) attributable to partners	$58.1	$58.1	$72.5	$(130.6)	$58.1

(a)	The financial information for the six months ended June 30, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(76.0)	$(62.9)	$227.0	$0.5	$88.6

INVESTING ACTIVITIES:
Capital expenditures	—	—	(29.2)	—	(29.2)
Acquisitions, net of cash acquired	—	—	(151.4)	—	(151.4)
Investments in unconsolidated affiliates	—	—	(7.1)	—	(7.1)
Return of investment from unconsolidated affiliate	—	—	1.6	—	1.6
Proceeds from sale of assets	—	—	0.2	—	0.2

Net cash used in investing activities	—	—	(185.9)	—	(185.9)

FINANCING ACTIVITIES:
Proceeds from debt	—	716.0	—	—	716.0
Payments of debt	—	(653.0)	—	—	(653.0)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Proceeds from issuance of common units, net of offering costs	139.4	—	—	—	139.4
Excess purchase price over acquired assets	—	—	(35.7)	—	(35.7)
Distributions to unitholders and general partner	(63.4)	—	—	—	(63.4)
Distributions to noncontrolling interests	—	—	(15.8)	—	(15.8)
Contributions from noncontrolling interests	—	—	5.6	—	5.6

Net cash provided by (used in) financing activities	76.0	62.9	(45.9)	—	93.0

Net change in cash and cash equivalents	—	—	(4.8)	0.5	(4.3)
Cash and cash equivalents, beginning of period	—	1.5	6.7	(1.5)	6.7

Cash and cash equivalents, end of period	$—	$1.5	$1.9	$(1.0)	$2.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$49.1	$(12.0)	$53.5	$(0.9)	$89.7

INVESTING ACTIVITIES:
Capital expenditures	—	—	(25.4)	—	(25.4)
Acquisitions, net of cash acquired	—	—	(22.0)	—	(22.0)
Investments in unconsolidated affiliates	—	—	(27.0)	—	(27.0)
Proceeds from sale of assets	—	—	1.7	—	1.7
Proceeds from sales of available-for-sale securities	—	10.1	—	—	10.1

Net cash provided by (used in) investing activities	—	10.1	(72.7)	—	(62.6)

FINANCING ACTIVITIES:
Proceeds from debt	—	210.6	—	—	210.6
Payments of debt	—	(208.6)	—	—	(208.6)
Distributions to unitholders and general partner	(49.1)	—	—	—	(49.1)
Distributions to noncontrolling interests	—	—	(8.2)	—	(8.2)
Contributions from noncontrolling interests	—	—	9.1	—	9.1
Net change in advances to predecessor from DCP Midstream LLC	—	—	25.3	—	25.3
Purchase of additional interest in a subsidiary	—	—	(3.5)	—	(3.5)

Net cash provided by (used in) financing activities	(49.1)	2.0	22.7	—	(24.4)

Net change in cash and cash equivalents	—	0.1	3.5	(0.9)	2.7
Cash and cash equivalents, beginning of period	—	1.6	1.3	(0.8)	2.1

Cash and cash equivalents, end of period	$—	$1.7	$4.8	$(1.7)	$4.8

(a)	The financial information for the six months ended June 30, 2010 includes the results of Southeast Texas as transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

19. Subsequent Events

On July 26, 2011, the board of directors of the General Partner declared a quarterly distribution of $0.6325 per unit, payable on August 12, 2011 to unitholders of record on August 5, 2011.

On August 1, 2011, we reached an agreement with DCP Midstream, LLC for us to construct a 200 MMcf/d cryogenic natural gas processing plant in the Eagle Ford shale or, the Eagle Plant, which represents an approximate $120 million investment. In support of our construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Midstream, LLC to purchase certain tangible assets and land located in the Eagle Ford Shale for approximately $25.0 million.

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

Crude oil and NGL prices have remained at favorable levels, although natural gas prices have remained relatively low. Overall drilling and rig counts continue to improve. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains robust in areas with liquids rich gas. In certain of our areas, drilling remains depressed. In addition, advances in technology, such as horizontal drilling and fractionation in shale plays, have led to certain geographic areas becoming increasingly accessible. Gas prices currently remain modest due to increased supply relative to demand. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of natural gas drilling.

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

On March 24, 2011, we acquired two NGL fractionation facilities, or DJ Basin NGL Fractionators, for $30.0 million. The DJ Basin NGL Fractionators which provide fee-based margins under a long-term contract, are co-located with and operated by DCP Midstream, LLC.

On August 1, 2011, we reached an agreement with DCP Midstream, LLC for us to construct a 200 MMcf/d cryogenic natural gas processing plant in the Eagle Ford shale or, the Eagle Plant. The Eagle Plant, which represents an approximate $120 million investment, will enhance DCP Midstream, LLC’s existing South Texas super system comprised of 5 natural gas processing plants totaling approximately 800 MMcf/d of capacity. The Eagle Plant will be the enterprise’s most efficient plant in the Eagle Ford shale. DCP Midstream, LLC will provide upstream and downstream interconnects to the plan. In support of our construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with an affiliate of DCP Midstream LLC, which provides us with a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Midstream, LLC to purchase certain tangible assets and land located in the Eagle Ford Shale for approximately $25.0 million.

Through the growth opportunities executed, we increased our business diversity, geographic and resource exposure, and our fee-based margins. Our integration efforts related to our acquisitions are progressing according to plan. The Wattenberg capital expansion project was completed during the second quarter. We raised $139.7 million in capital through a public equity offering in March used to finance a portion of our growth opportunities.

Financial results for the first half of the year were in line with our previously provided 2011 forecast. We raised our distributions for the first and second quarters, resulting in a 3.7% increase in our quarterly distribution rate over the rate declared in the second quarter of 2010. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook

In 2011, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business representing approximately 60% of our estimated margins, and our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10.0 million and $15.0 million, and expenditures for expansion capital of between $35.0 million and $50.0 million in 2011, including $10.0 million for the expansion of storage capacity at our Southeast Texas system. Additionally, Southeast Texas expects to incur capital expenditures for expansion of the Raywood plant, acquired in June 2010, that is currently underway. The board of directors may approve additional growth capital during the year, at its discretion. This capital does not include any acquisitions or additional investment opportunities that may be identified throughout the course of the year and approved by our management and our board of directors.

Through the remainder of 2011, we expect to continue to pursue a multi-faceted growth strategy, which may include executing on organic opportunities around our footprint, third party acquisitions, and investment opportunities with our general partner in order to grow our distributable cash flows.

For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” in our 2010 Form 10-K.

Recent Events

In June 2011, we filed a shelf registration statement on Form S-3 with the SEC with a maximum aggregate offering amount of $150.0 million. The shelf registration statement will allow us to periodically register and issue partnership units which are intended to finance growth opportunities.

On July 26, 2011, the board of directors of the General Partner declared a quarterly distribution of $0.6325 per unit, payable on August 12, 2011 to unitholders of record on August 5, 2011.

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

Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners less interest income, noncontrolling interest in depreciation and income tax expense and non-cash commodity derivative gains, plus interest expense, income tax expense, depreciation and amortization expense and non-cash commodity derivative losses. Adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•

the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and general partner, and finance maintenance capital expenditures;

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing methods or capital structure; and

•	the viability of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities.

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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to Partners less non-cash commodity derivative gains for that segment, plus depreciation and amortization expense and non-cash commodity derivative losses for that segment, adjusted for any noncontrolling interest on depreciation and amortization expense, and income tax expense for that segment. We use adjusted segment EBITDA, which is a financial measure not defined in the United States generally accepted account principles (GAAP). Adjusted segment EBITDA is used as a supplemental performance measure by our management and we believe by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

•	financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing methods or capital structure; and

•	viability and performance of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities.

The accompanying schedules provide reconciliations of this non-GAAP financial measure to its most directly comparable GAAP financial measure. Adjusted segment EBITDA should not be considered in isolation or as an alternative to our financial measures presented in accordance with GAAP, including net income or loss attributable to Partners, or any other measure of performance presented in accordance with GAAP. Adjusted segment EBITDA as presented by us may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.

Distributable Cash Flow — We define Distributable Cash Flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” for further definition of maintenance capital expenditures). Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long-term, our operating capacity or revenues. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$41.5	$25.8	$35.6	$58.1
Interest expense	8.4	7.3	16.4	14.5
Income tax expense	—	0.1	0.2	0.4
Operating and maintenance expense	21.7	20.6	45.8	39.6
Depreciation and amortization expense	20.1	18.7	40.0	36.5
General and administrative expense	8.6	8.2	17.6	16.8
Other income	(0.1)	(3.5)	(0.2)	(3.5)
Earnings from unconsolidated affiliates	(10.0)	(6.4)	(18.6)	(20.8)
Net income attributable to noncontrolling interests	9.7	1.0	13.2	1.1

Gross margin	$99.9	$71.8	$150.0	$142.7

Non-cash commodity derivative mark-to-market (a)	$21.8	$22.3	$(11.9)	$30.1

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$48.3	$41.0	$37.4	$75.4
Operating and maintenance expense	15.7	17.0	32.2	33.2
Depreciation and amortization expense	17.4	17.8	34.9	34.8
Other income	—	(0.5)	—	(0.5)
Earnings from unconsolidated affiliates	(10.0)	(6.1)	(18.6)	(20.0)
Net income attributable to noncontrolling interests	9.7	1.0	13.2	1.1

Segment gross margin	$81.1	$70.2	$99.1	$124.0

Non-cash commodity derivative mark-to-market (a)	$22.3	$22.3	$(11.1)	$30.7

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$1.3	$(0.8)	$18.8	$10.0
Operating and maintenance expense	4.2	2.6	7.8	5.2
Depreciation and amortization expense	0.7	0.3	1.4	0.6
Other income	—	(3.0)	—	(3.0)

Segment gross margin	$6.2	$(0.9)	$28.0	$12.8

Non-cash commodity derivative mark-to-market (a)	$(0.5)	$—	$(0.8)	$(0.6)

NGL Logistics segment:
Segment net income attributable to partners	$8.9	$1.2	$13.6	$4.4
Operating and maintenance expense	1.8	1.0	5.8	1.2
Depreciation and amortization expense	2.0	0.6	3.7	1.1
Other income	(0.1)	—	(0.2)	—
Earnings from unconsolidated affiliates	—	(0.3)	—	(0.8)

Segment gross margin	$12.6	$2.5	$22.9	$5.9

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Millions)

Reconciliation of segment net income attributable to partners to adjusted segment EBITDA:

Natural Gas Services segment:
Segment net income attributable to partners	$48.3	$41.0	$37.4	$75.4
Non-cash commodity derivative mark-to-market (a)	(22.3)	(22.3)	11.1	(30.7)
Depreciation and amortization expense	17.4	17.8	34.9	34.8
Non controlling interest on depreciation and income tax	(3.2)	(3.6)	(6.8)	(6.8)

Adjusted segment EBITDA	$40.2	$32.9	$76.6	$72.7

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$1.3	$(0.8)	$18.8	$10.0
Non-cash commodity derivative mark-to-market (a)	0.5	$—	0.8	0.6
Depreciation and amortization expense	0.7	0.3	1.4	0.6

Adjusted segment EBITDA	$2.5	$(0.5)	$21.0	$11.2

NGL Logistics segment:
Segment net income attributable to partners	$8.9	$1.2	$13.6	$4.4
Depreciation and amortization expense	2.0	0.6	3.7	1.1

Adjusted segment EBITDA	$10.9	$1.8	$17.3	$5.5

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2010 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2011 are the same as those described in our 2010 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2011 and 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2011 vs. 2010		Variance Six Months 2011 vs. 2010
	2011 (b)(c)(d)	2010 (a)(c)(d)	2011 (b)(c)(d)	2010 (a)(c)(d)(e)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (h):
Natural Gas Services	$257.4	$211.7	$421.9	$429.8	$45.7	22%	$(7.9)	(2)%
Wholesale Propane Logistics	104.2	62.2	352.0	243.0	42.0	68%	109.0	45%
NGL Logistics	12.6	3.6	27.6	8.4	9.0	250%	19.2	229%
Intra-segment Eliminations	—	—	(2.2)	—	—	—%	2.2	100%

Total operating revenues	374.2	277.5	799.3	681.2	96.7	35%	118.1	17%

Gross margin (f):
Natural Gas Services	81.1	70.2	99.1	124.0	10.9	16%	(24.9)	(20)%
Wholesale Propane Logistics	6.2	(0.9)	28.0	12.8	7.1	*	15.2	119%
NGL Logistics	12.6	2.5	22.9	5.9	10.1	404%	17.0	288%

Total gross margin	99.9	71.8	150.0	142.7	28.1	39%	7.3	5%
Operating and maintenance expense	(21.7)	(20.6)	(45.8)	(39.6)	1.1	5%	6.2	16%
Depreciation and amortization expense	(20.1)	(18.7)	(40.0)	(36.5)	1.4	7%	3.5	10%
General and administrative expense	(8.6)	(8.2)	(17.6)	(16.8)	0.4	5%	0.8	5%
Other income	0.1	0.5	0.2	0.5	(0.4)	(80)%	(0.3)	(60)%
Other income — affiliates	—	3.0	—	3.0	(3.0)	(100)%	(3.0)	(100)%
Earnings from unconsolidated affiliates (g)	10.0	6.4	18.6	20.8	3.6	56%	(2.2)	(11)%
Interest expense	(8.4)	(7.3)	(16.4)	(14.5)	1.1	15%	1.9	13%
Income tax expense	—	(0.1)	(0.2)	(0.4)	(0.1)	(100)%	(0.2)	(50)%
Net income attributable to noncontrolling interests	(9.7)	(1.0)	(13.2)	(1.1)	8.7	870%	12.1	1,100%

Net income attributable to partners	$41.5	$25.8	$35.6	$58.1	$15.7	61%	$(22.5)	(39)%

Other data:
Non-cash commodity derivative mark-to-market	$21.8	$22.3	$(11.9)	$30.1	$(0.5)	(2)%	$(42.0)	*
Natural gas throughput (MMcf/d) (g)	1,223	1,248	1,247	1,259	(25)	(2)%	(12)	(1)%
NGL gross production (Bbls/d) (g)	40,754	40,070	40,714	40,148	684	2%	566	1
Propane sales volume (Bbls/d)	16,538	13,055	28,288	23,205	3,483	27%	5,083	22%
NGL pipelines throughput (Bbls/d) (g)	59,129	35,710	52,421	37,810	23,419	66%	14,611	39%

*	Percentage change is not meaningful.
(a)	On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 33.33% interest in Southeast Texas for the three and six months ended June 30, 2010.
(b)	Includes the results of Atlantic Energy, since July 30, 2010, the date of acquisition, in our Wholesale Propane Logistics segment.
(c)	Includes the results of our Wattenberg pipeline, Black Lake pipeline, Marysville NGL storage facility and DJ Basin NGL Fractionators since the dates of acquisition of January 28, 2010, July 30, 2010, December 30, 2010 and March 24, 2011, respectively, in our NGL Logistics Segment.
(d)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas unhedged.
(e)	Included in Natural Gas Services revenue is the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.
(f)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.
(g)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, Southeast Texas, East Texas, and Discovery and our proportionate earnings of Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

(h)	Operating revenues include the impact of commodity derivative activity.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010 primarily as a result of the following:

•

$53.1 million increase primarily attributable to increased commodity prices, increased volumes and NGL production across certain of our natural gas assets and the East Texas recovery settlement, partially offset by reduced volumes on our Pelico system and changes in contract mix.

•	$43.1 million increase primarily attributable to our acquisition of Atlantic Energy, and higher propane prices for our Wholesale Propane Logistics segment; and

•

$10.4 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project.

These increases were partially offset by:

•

$9.9 million decrease related to commodity derivative activity. This includes an increase in realized cash settlement losses of $9.5 million and a decrease in unrealized gains of $0.4 million due to movements in forward prices of commodities.

Gross Margin — Gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•

$19.9 million increase for our Natural Gas Services segment, primarily related to higher crude oil and NGL prices, the East Texas recovery settlement, increased volumes and NGL production at certain assets and changes in contract terms;

•

$7.1 million increase for our Wholesale Propane Logistics segment primarily as a result of higher per unit margins. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather; and

•

$10.1 million increase for our NGL Logistics segment primarily as a result of acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project.

This increase was partially offset by:

•	$9.0 million decrease for our Natural Gas Services segment as a result of commodity derivative activities.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, Atlantic Energy, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, Atlantic Energy, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Other income — affiliates — Other income — affiliates results for 2010 reffect a $3.0 million payment received in the second quarter from Spectra Energy, a supplier for our Wholesale Propane Logistics segment, related to an amendment of a supply agreement to shorten the term of the agreement by two years.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, increased in 2011 compared to 2010, due to 2010 results reflecting a different business structure and cash flow profile for Southeast Texas, partially offset by the impact of the moratorium in the Gulf at Discovery. Settlements related to our commodity derivatives in our unconsolidated affiliates are included in segment gross margin.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests increased in 2011 compared to 2010, by $4.2 million as a result of the East Texas recovery settlement. The 2010 results include the impact of turnaround activity at East Texas.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010 primarily as a result of the following:

•

$43.8 million increase primarily attributable to increased commodity prices, the East Texas recovery settlement, and increased volumes and NGL production across certain of our natural gas assets, partially offset by reduced volumes on our Pelico system and changes in contract mix;

•	$110.5 million increase primarily attributable to our acquisition of Atlantic Energy, as well as higher propane prices for our Wholesale Propane Logistics segment; and

•

$19.9 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project.

These increases were partially offset by:

•

$56.1 million decrease related to commodity derivative activity. This includes unrealized losses in 2011 compared to unrealized gains in 2010, for a decrease of $42.2 million due to movements in forward prices of commodities, and an increase in realized cash settlement losses of $13.9 million.

Gross Margin — Gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•

$29.7 million increase for our Natural Gas Services segment primarily as a result of increased commodity prices, the East Texas recovery settlement and increased volumes and NGL production across certain assets, partially offset by reduced volumes on our Pelico system and changes in contract mix;

•

$15.2 million increase for our Wholesale Propane Logistics segment primarily as a result of the acquisition of Atlantic Energy and higher per unit margins. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather; and

•

$17.0 million increase for our NGL Logistics segment primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators, and the Wattenberg capital expansion project. The 2010 results include a market opportunity at Seabreeze.

This increase was partially offset by:

•	$54.6 million decrease for our Natural Gas Services segment as a result of commodity derivative activities.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, Atlantic Energy, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, Atlantic Energy, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Other income — affiliates — Other income — affiliates results for 2010 reflect a $3.0 million payment received in the second quarter from Spectra Energy, a supplier for our Wholesale Propane Logistics segment, related to an amendment of a supply agreement to shorten the term of the agreement by two years.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2011 compared to 2010 reflecting the impact of the moratorium in the Gulf and timing of expenditures at Discovery, and our additional interest in Black Lake. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. 2010 results reflect a different business structure and cash flow profile for Southeast Texas.

Net income attributable to noncontrolling interests —Net income attributable to noncontrolling interests increased in 2011 compared to 2010, by $4.2 million as a result of the East Texas recovery settlement. The 2010 results include the impact of near record cold weather in the first quarter and turnaround activities at East Texas.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our 33.33% interest in the Southeast Texas system, our 50.1% interest in the East Texas system, our 75% interest in the Colorado system, and our 40% limited liability company interest in Discovery:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2011 vs. 2010		Variance Six Months 2011 vs. 2010
	2011 (a)	2010 (a)(b)	2011 (a)	2010 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$218.1	$165.2	$396.8	$352.8	$52.9	32%	$44.0	12%
Transportation, processing and other	26.0	24.2	51.2	48.5	1.8	7%	2.7	6%
Gains (losses) from commodity derivative activity	13.3	22.3	(26.1)	28.5	(9.0)	(40)%	(54.6)	(192)%

Total operating revenues	257.4	211.7	421.9	429.8	45.7	22%	(7.9)	(2)%
Purchases of natural gas and NGLs	176.3	141.5	322.8	305.8	34.8	25%	17.0	6%

Segment gross margin (d)	81.1	70.2	99.1	124.0	10.9	16%	(24.9)	(20)%
Operating and maintenance expense	(15.7)	(17.0)	(32.2)	(33.2)	(1.3)	(8)%	(1.0)	(3)%
Depreciation and amortization expense	(17.4)	(17.8)	(34.9)	(34.8)	(0.4)	(2)%	0.1	—%
Other income	—	0.5	—	0.5	(0.5)	(100)%	(0.5)	(100)%
Earnings from unconsolidated affiliates (e)	10.0	6.1	18.6	20.0	3.9	64%	(1.4)	(7)%

Segment net income	58.0	42.0	50.6	76.5	16.0	38%	(25.9)	(34)%
Segment net income attributable to noncontrolling interests	(9.7)	(1.0)	(13.2)	(1.1)	8.7	870%	12.1	1,100%

Segment net income attributable to partners	$48.3	$41.0	$37.4	$75.4	$7.3	18%	$(38.0)	(50)%

Other data:
Non-cash commodity derivative mark-to-market	$22.3	$22.3	$(11.1)	$30.7	$—	—%	$(41.8)	*
Natural gas throughput (MMcf/d) (e)	1,223	1,248	1,247	1,259	(25)	(2)%	(12)	(1)%
NGL gross production (Bbls/d) (e)	40,754	40,070	40,714	40,148	684	2%	566	1%

*	Percentage change is not meaningful.
(a)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas unhedged.
(b)	On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of Southeast Texas for the three and six months ended June 30, 2010.
(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009 in gains (losses) from commodity derivative activity. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.
(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, Southeast Texas, East Texas and Discovery and our proportionate share of the earnings of Discovery and Southeast Texas for each period presented. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$45.9 million increase attributable to increased commodity prices, which impact both sales and purchases;

•	$5.8 million increase attributable to the East Texas recovery settlement; and

•	$3.0 million increase attributable to increased volumes and NGL production cross certain assets, partially offset by decreased volumes on our Pelico system and changes in contract mix.

These increases were partially offset by:

•

$9.0 million decrease related to commodity derivative activity. This includes an increase in realized cash settlement losses of $9.1 million, partially offset by an increase of $0.1 million in unrealized gains.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2011 compared to 2010, primarily as a result of increases in commodity prices, which impact both purchases and sales.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•	$10.0 million increase as a result of higher crude an NGL prices;

•	$5.8 million increase attributable to the East Texas recovery settlement; and

•	$4.1 million increase attributable to increased volumes and NGL production across certain assets and changes in contract terms.

These increases were partially offset by:

•	$9.0 million decrease related to commodity derivative activities as discussed in the Operating Revenues section above.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2011 compared to 2010 due to timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2011 compared to 2010.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, increased in 2011 compared to 2010, due to 2010 results reflecting a different business structure and cash flow profile for Southeast Texas, partially offset by the impact of the moratorium in the Gulf at Discovery. Settlements related to our commodity derivatives in our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests increased in 2011 compared to 2010, by $4.2 million attributable to the East Texas recovery settlement. 2010 results include the impact of turnaround activity at East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated decreased in 2011 compared to 2010 primarily as a result of reduced volumes on our Pelico system.

NGL Gross Production — NGL production increased modestly in 2011 compared to 2010 primarily attributable to increased throughput volumes on certain assets.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues remained relatively stable in 2011 compared to 2010, primarily as a result of the following:

•

$54.6 million decrease related to commodity derivative activity. This includes unrealized losses in 2011 compared to unrealized gains in 2010, for a decrease of $42.0 million due to movements in forward prices of commodities, and an increase in realized cash settlement losses of $12.6 million; and

•

$6.5 million decrease attributable to reduced volumes on our Pelico system and changes in contract mix, partially offset by increased volumes and NGL production across certain assets and an increase in transportation, processing and other revenue.

These decreases were partially offset by:

•	$47.4 million increase attributable to increased commodity prices, which impact both sales and purchases;

•	$5.8 million increase attributable to the East Texas recovery settlement; and

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2011 compared to 2010, primarily as a result of increases in commodity prices, which impact both purchases and sales.

Segment Gross Margin — Segment gross margin decreased in 2011 compared to 2010, primarily as a result of the following:

•	$54.6 million decrease related to commodity derivative activities as discussed in the Operating Revenues section above.

This decrease was partially offset by:

•	$13.2 million increase as a result of higher crude oil and NGL prices;

•	$10.7 million increase primarily attributable to increased volumes and NGL production across certain assets and changes in contract terms; and

•	$5.8 million increase attributable to the East Texas recovery settlement.

Operating and Maintenance Expense — Operating and maintenance expense decreased modestly in 2011 compared to 2010 due to timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense was remained relatively constant in 2011 compared to 2010.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, decreased in 2011 compared to 2010, due to the impact of the moratorium in the Gulf and timing of expenditures at Discovery. 2010 results reflect business interruption recoveries and a different business structure and cash flow profile for southeast Texas. Settlements related to our commodity derivatives in our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests increased in 2011 compared to 2010, by $4.2 million attributable to the East Texas recovery settlement. The 2010 results include the impact of near record cold weather in the first quarter and turnaround activity at East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated was relatively stable in 2011 compared to 2010.

NGL Gross Production — NGL production was relatively stable in 2011 compared to 2010.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2011 vs. 2010		Variance Six Months 2011 vs. 2010
					Increase		Increase
	2011 (a)	2010	2011 (a)	2010	(Decrease)	Percent	(Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$104.9	$61.8	$353.3	$242.8	$43.1	70%	$110.5	46%
Other	—	0.2	0.2	0.2	(0.2)	(100)%	—	—%
(Losses) gains from commodity derivative activity	(0.7)	0.2	(1.5)	—	(0.9)	(450)%	(1.5)	(100)%

Total operating revenues	104.2	62.2	352.0	243.0	42.0	68%	109.0	45%
Purchases of propane	98.0	63.1	324.0	230.2	34.9	55%	93.8	41%

Segment gross margin (b)	6.2	(0.9)	28.0	12.8	7.1	789%	15.2	119%
Operating and maintenance expense	(4.2)	(2.6)	(7.8)	(5.2)	1.6	62%	2.6	50%
Depreciation and amortization expense	(0.7)	(0.3)	(1.4)	(0.6)	0.4	133%	0.8	133%
Other income — affiliates	—	3.0	—	3.0	(3.0)	(100)%	(3.0)	(100)%

Segment net income (loss) attributable to partners	$1.3	$(0.8)	$18.8	$10.0	$2.1	262%	$8.8	88%

Other data:
Non-cash commodity derivative mark-to-market	$(0.5)	$—	$(0.8)	$(0.6)	$0.5	100%	$0.2	33%
Propane sales volume (Bbls/d)	16,538	13,055	28,288	23,205	3,483	27%	5,083	22%

*	Percentage change is not meaningful.
(a)	Includes the results of our Chesapeake terminal, acquired July 30, 2010 from Atlantic Energy.
(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$24.4 million increase attributable to higher propane prices, which impacts both purchases and sales; and

•	$18.7 million increase primarily attributable to our acquisition of Atlantic Energy.

These increases were partially offset by:

•	$0.9 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2011 compared to 2010 due to higher propane prices, which impact both sales and purchases, and our acquisition of Atlantic Energy.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of increased volumes and higher per unit margins. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy.

Other income — affiliates — Other income — affiliates results for 2010 reflect a $3.0 million payment received in the second quarter from Spectra Energy, related to an amendment of a supply agreement to shorten the term of the agreement by two years.

Propane Sales Volume —Propane sales volumes increased in 2011 compared to 2010 partially as a result the acquisition of Atlantic Energy. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$59.2 million increase primarily attributable to our acquisition of Atlantic Energy; and

•	$51.3 million increase attributable to higher propane prices, which impacts both purchases and sales.

These increases were partially offset by:

•	$1.5 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2011 compared to 2010 due to higher propane prices, which impact both sales and purchases, and our acquisition of Atlantic Energy.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of increased volumes and higher per unit margins, and our acquisition of Atlantic Energy. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy.

Other income — affiliates — Other income — affiliates results for 2010 reflect a $3.0 million payment received in the second quarter from Spectra Energy, a supplier for our wholesale Propane Logistics segment, related to an amendment of a supply agreement to shorten the term of the agreement by two years.

Propane Sales Volume — Propane sales volumes increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

Results of Operations — NGL Logistics Segment

The segment consists of the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, the NGL storage facility in Michigan and the DJ Basin NGL Fractionators in Colorado:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2011 vs. 2010		Variance Six Months 2011 vs. 2010
	2011 (b)(d)	2010 (c)	2011 (b)(d)	2010 (b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$0.1	$1.0	$4.9	$2.8	$(0.9)	(90)%	$2.1	75%
Transportation, processing and other	12.5	2.6	22.7	5.6	9.9	381%	17.1	305%

Total operating revenues	12.6	3.6	27.6	8.4	9.0	250%	19.2	229%
Purchases of NGLs	—	1.1	4.7	2.5	(1.1)	(100)%	2.2	88%

Segment gross margin (a)	12.6	2.5	22.9	5.9	10.1	404%	17.0	288%
Operating and maintenance expense	(1.8)	(1.0)	(5.8)	(1.2)	0.8	80%	4.6	383%
Depreciation and amortization expense	(2.0)	(0.6)	(3.7)	(1.1)	1.4	233%	2.6	236%
Other income	0.1	—	0.2	—	0.1	100%	0.2	100%
Earnings from unconsolidated affiliates (c)	—	0.3	—	0.8	(0.3)	(100)%	(0.8)	(100)%

Segment net income attributable to partners	$8.9	$1.2	$13.6	$4.4	$7.7	642%	$9.2	209%

Other data:
NGL pipelines throughput (Bbls/d) (c)	59,129	35,710	52,421	37,810	23,419	66%	14,611	39%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(b)	Includes the results of our Wattenberg pipeline and our Black Lake pipeline since the dates of acquisition of January 28, 2010 and July 30, 2010, respectively.
(c)	For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.
(d)	Includes the results of our Marysville NGL storage facility and our DJ Basin NGL Fractionators since the dates of acquisition of December 30, 2010 and March 24, 2011, respectively.

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators, and the Wattenberg capital expansion project.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators, the Wattenberg capital expansion project, and increased throughput on other pipelines.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2011 compared to 2010 as a result of our acquisition an additional 50% interest in Black Lake, the Wattenberg capital expansion project and volume growth on our pipelines.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project. The 2010 results include a market opportunity at Seabreeze.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project. The 2010 results include a market opportunity at Seabreeze.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2011 compared to 2010 reflecting the impact of our additional interest in Black Lake. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction, we account for Black Lake as a consolidated subsidiary.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2011 compared to 2010 as a result of our acquisition an additional 50% interest in Black Lake, the Wattenberg capital expansion project and volume growth on our pipelines. The 2010 results include a market opportunity at Seabreeze.

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

In March 2011, we executed a public equity offering which generated net proceeds of $139.7 million. The proceeds from the equity issuance were used primarily to fund our growth strategy, including acquisitions and organic expansion. The 2011 acquisitions include our purchase of a 33.33% interest in Southeast Texas for total cash consideration of $150.0 million and the DJ Basin NGL Fractionators for total cash consideration of $30.0 million. Our portion of expansion capital expenditures for the three and six months ended June 30, 2011 was $9.9 million and $18.4 million, respectively.

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

Our Credit Agreement consists of a revolving credit facility with capacity of $850.0 million, which matures on June 21, 2012. As of June 30, 2011, the outstanding balance on the revolving credit facility was $461.0 million resulting in unused revolver capacity of $387.9 million, of which approximately $367.0 million was available for general working capital purposes.

Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of August 3, 2011, we had approximately $372.9 million of unused capacity under the Credit Agreement.

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

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of August 3, 2011, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $95.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. As of August 3, 2011, we had a contingent letter of credit facility for up to $10.0 million, on which we pay a fee of 0.50% per annum. As of August 3, 2011, we had no letters of credit issued on this facility; we will pay a net fee of 1.75% per annum on letters of credit issued on this facility. These parental guarantees and contingent letter of credit facility reduce the amount of cash we may be required to post as collateral. This contingent letter of credit facility was issued directly by a financial institution and does not reduce the available capacity under our credit facility. As of August 3, 2011, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had a working capital deficit of $465.3 million as of June 30, 2011, compared to working capital of $20.8 million as of December 31, 2010. Included in these working capital amounts are net derivative working capital liabilities of $45.7 million and $41.1 million as of June 30, 2011 and December 31, 2010, respectively. The change in working capital is primarily attributable to the conversion of our revolving credit facility, on which we had $461.0 million outstanding as of June 30, 2011, from long-term to short-term and the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of June 30, 2011, we had $2.4 million in cash and cash equivalents. Of this balance, $1.5 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which has the potential to impact our cash collateral and reporting requirements for our trading activities and derivative positions depending on the final regulations adopted by the United States Commodity Futures Trading Commission and the U.S. Securities and Exchange Commission.

Cash Flow — Operating, investing and financing activities was as follows:

	Six Months Ended June 30,
	2011	2010
	(Millions)
Net cash provided by operating activities	$88.6	$89.7
Net cash used in investing activities	$(185.9)	$(62.6)
Net cash provided by (used in) financing activities	$93.0	$(24.4)

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

We paid approximately $15.9 million and $2.0 million for our net hedge cash settlements for the six months ended June 30, 2011 and 2010, respectively. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our acquisition of Marysville and the conversion of the entity’s organizational structure from a corporate to a limited liability company. In addition, we received $2.2 million from DCP Midstream, LLC, related to the sale of surplus equipment as of June 30, 2010.

We received cash distributions from unconsolidated affiliates of $24.0 million and $21.0 million during the six months ended June 30, 2011 and 2010, respectively. Distributions exceeded earnings by $5.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2011 was comprised of: (1) acquisition expenditures of $29.6 million related to our acquisition of our DJ Basin NGL Fractionators; (2) acquisition expenditures of $114.3 million, representing the carrying value of the net assets acquired, related to our acquisition of Southeast Texas; (3) payment of $7.5 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; (4) capital expenditures of $29.2 million (our portion of which was $22.4 million and the noncontrolling interest holders’ portion was $6.8 million); and (5) investments in unconsolidated affiliates of $7.1 million; partially offset by (6) a return of investment from unconsolidated affiliates of $1.6 million; and (7) proceeds from sales of assets of $0.2 million.

Net cash used in investing activities during the six months ended June 30, 2010 was comprised of: (1) investments in unconsolidated affiliates of $27.0 million, consisting of our predecessor’s investment in Southeast Texas of $26.3 million to fund the acquisition of the Raywood processing plant and Liberty gathering system and investments in Discovery of $0.7 million; (2) acquisition expenditure of $22.0 million related to our acquisition of the Wattenberg NGL pipeline; and (3) capital expenditures of $25.4 million (our portion of which was $15.7 million and the noncontrolling interest holders’ portion was $9.7 million); partially offset by (4) net proceeds from sale of available-for-sale securities of $10.1 million; and (5) proceeds from sale of assets of $1.7 million.

Net Cash Provided by (Used in) Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2011 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $139.4 million; (2) net borrowing of debt of $63.0 million; and (3) contributions from noncontrolling interests of $5.6 million; partially offset by (4) distributions to our unitholders and general partner of $63.4 million; (5) excess purchase price over the acquired net assets of Southeast Texas of $35.7 million; (6) distributions to noncontrolling interests of $15.8 million; and (7) payment of deferred financing costs of $0.1 million.

Net cash used in financing activities during the six months ended June 30, 2010 was comprised of: (1) distributions to our unitholders and general partner of $49.1 million; (2) distributions to noncontrolling interests of $8.2 million; and (3) purchase of additional interest in a subsidiary of $3.5 million; partially offset by (4) a net change in advances to predecessor from DCP Midstream, LLC of $25.3 million; (5) contributions from noncontrolling interests of $9.1 million; and (6) net borrowings of $2.0 million.

During the six months ended June 30, 2011, total outstanding indebtedness under our $850.0 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the Credit Agreement, was not less than $425.5 million and did not exceed $591.1 million. The weighted-average indebtedness outstanding for the six months ended June 30, 2011 was $486.4 million.

We had unused revolver capacity, which is available commitments under the Credit Agreement, of $387.9 million as of June 30, 2011.

During the six months ended June 30, 2011, we had the following net movements on our revolving credit facility:

•	$150.0 million borrowing to fund the acquisition of our 33.33% interest in Southeast Texas;

•	$30.0 million borrowing to fund the purchase of the DJ Basin NGL Fractionators; and

•	$29.3 million borrowing to fund the Marysville tax payment; partially offset by

•	$139.7 million repayment financed by the issue of 3,596,636 common units in March 2011;

•	$6.6 million net repayments.

During the six months ended June 30, 2010, we had the following net movements on our revolving credit facility:

•	$22.0 million borrowing to fund the acquisition of the Wattenberg pipeline; and

•	$10.0 million borrowing to fund repayment of our term loan facility; partially offset by

•	$20.0 million net repayments.

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

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$4.0	$18.4	$22.4	$3.9	$11.8	$15.7
Noncontrolling interest portion	2.3	4.5	6.8	4.2	5.5	9.7

Total	$6.3	$22.9	$29.2	$8.1	$17.3	$25.4

In addition, we invested cash in unconsolidated affiliates of $7.1 million and $27.0 million during the six months ended June 30, 2011 and 2010, respectively, to fund our share of capital expansion projects. Our expansion capital improvements forecast includes $10.0 million of expenditures, shown as investments in unconsolidated affiliates, for capital improvements related to our January 2011 Southeast Texas acquisition.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $63.4 million during the six months ended June 30, 2011, as compared to $49.1 million for the same period in 2010. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of an $850.0 million revolving credit facility as of June 30, 2011. The Credit Agreement matures on June 21, 2012. As of June 30, 2011, the outstanding balance on the revolving credit facility was $461.0 million resulting in unused revolver capacity of $387.9 million, of which approximately $367.0 million was available for general working capital purposes.

Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit. As of June 30, 2011 and December 31, 2010, we had $1.1 million and $32.1 million, respectively, of outstanding letters of credit issued under the Credit Agreement.

The term loan facility, which was repaid during the first quarter of 2010, was secured at all times by high-grade securities, in an amount equal to or greater than the outstanding principal amount of the term loan. Upon the repayment of term loan facility during the first quarter of 2010, the amount of our revolving credit facility increased by the amount repaid.

As of June 30, 2011, the weighted-average interest rate on our revolving credit facility was 0.67% per annum, excluding the impact of interest rate swaps.

Description of Debt Securities – On September 30, 2010, we issued $250.0 million of our 3.25% Senior Notes due October 1, 2015. We received net proceeds of $247.7 million, net of underwriters’ fees, related expense and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expense are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

The notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to these notes. The securities are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of June 30, 2011, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$779.5	$490.3	$26.8	$262.4	$—
Operating lease obligations (b)	36.5	14.8	18.9	1.7	1.1
Purchase obligations (c)	593.8	402.9	80.8	78.0	32.1
Other long-term liabilities (d)	12.2	—	0.5	0.2	11.5

Total	$1,422.0	$908.0	$127.0	$342.3	$44.7

(a)	Includes interest payments on debt that has been swapped to a fixed rate obligation and on debt securities that have been issued. Interest payments on debt that has not been swapped to a fixed rate obligation are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business and other items. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of June 30, 2011. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $11.1 million of asset retirement obligations and $1.1 million of environmental reserves recognized in the June 30, 2011 condensed consolidated balance sheet.

We have no items that are classified as off balance sheet obligations.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends Accounting Standards Codification, or ASC, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 is effective for us for interim and annual periods beginning after December 15, 2011 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

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

As of June 30, 2011, we had interest rate swap agreements totaling $450.0 million, of which we have designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting. As we generally expect to have variable rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these arrangements generally mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014. Based on our current operations, we believe our interest rate swap agreements adequately mitigate our interest rate risk associated with our variable rate debt.

As of June 30, 2011, the effective weighted-average interest rate on our outstanding debt was 4.07%, taking into account our interest rate swap agreements totaling $450.0 million.

Based on the annualized unhedged borrowings under our credit facility of $36.0 million as of June 30, 2011, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.2 million annualized increase or decrease in interest expense.

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

We also use commodity collar arrangements, which entitle us to receive payment at settlement from the counterparty to the contract to the extent that the reference price is below the floor price stated in the contract. Conversely, if the reference price is above the ceiling price stated in the contract, we are required to make payment at settlement to the counterparty. If the reference price is between the floor price and the ceiling price, no payment will be made at the settlement of the contract.

We are using the mark-to-market method of accounting for all commodity derivative instruments, which has significantly increased the volatility of our results of operations as we recognize, in current earnings, all non-cash gains and losses from the mark-to-market on derivative activity.

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of August 3, 2011:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
July 2011 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu

July 2011 — December 2014	Natural Gas	(1000) MMBtu/d	Texas Gas Transmission Price (b)	$4.87/MMBtu

July 2011 — December 2011	Natural Gas	(400) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (d)	$4.21/MMBtu

July 2011 — September 2011	NGL’s	(2,476) Bbls/d	Mt.Belvieu Non-TET (e)	$.55-2.52/Gal

October 2011 — December 2011	NGL’s	(2,559) Bbls/d	Mt.Belvieu Non-TET (e)	$.55-2.52/Gal

July 2011 — December 2011	Crude Oil	(2,200) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$56.75 - $83.80/Bbl

January 2012 — December 2012	Crude Oil	(2,325) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$66.72 - $99.85/Bbl

January 2013 — December 2013	Crude Oil	(2,250) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60 - $99.85/Bbl

January 2014 — December 2014	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl

January 2015 — December 2015	Crude Oil	(1,000) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00-$100.04/Bbl

January 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl

July 2011 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

July 2011 — September 2011	Crude Oil	1,550 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$106.58-109.85/Bbl

October 2011 — December 2011	Crude Oil	1,620 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$93.40-109.85/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d)	The Inside FERC monthly published index price for natural gas delivered into the Houston Ship Channel area.
(e)	The average monthly OPIS price for Mt. Belvieu Non-TET.

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range
July 2011 — December 2012	Crude Oil	600 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $97.40/Bbl

January 2013 — December 2013	Crude Oil	400 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.
(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

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

We estimate the following non-cash sensitivities in 2011 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$1.3
Crude oil prices	$5.00	Barrel	$15.8
NGL prices	$0.10	Gallon	$1.9

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

*       Amended and Restated Credit Agreement, dated June 1, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.2

*       Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.3

*       First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

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

101

Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 9, 2011.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
	Name:	Mark A. Borer
	Title:	Chief Executive Officer

By:	/s/ Angela A. Minas
	Name:	Angela A. Minas
	Title:	Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1 *	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2 *	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3 *	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4 *	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5 *	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6 *	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.1 *	Amended and Restated Credit Agreement, dated June 1, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.2 *	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.3 *	First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the quarterly period ended June 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.