Form 10-Q
period 2011-09-30
DCP Midstream Partners, LP
filed 2011-11-09
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, there were outstanding 44,432,449 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. The forward-looking statements in this report speak as of the filing date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2.0	$6.7
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.3 and $0.5 million, respectively	70.3	89.3
Affiliates	57.1	61.7
Inventories	57.4	64.1
Unrealized gains on derivative instruments	5.6	1.9
Assets held for sale	3.1	6.2
Other	2.7	2.1

Total current assets	198.2	232.0
Property, plant and equipment, net	1,137.7	1,097.1
Goodwill	146.9	139.3
Intangible assets, net	115.4	119.3
Investments in unconsolidated affiliates	222.2	216.9
Unrealized gains on derivative instruments	11.9	1.4
Other long-term assets	7.1	7.2

Total assets	$1,839.4	$1,813.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$75.7	$99.1
Affiliates	45.2	37.6
Unrealized losses on derivative instruments	33.6	43.0
Revolving credit facility	476.0	—
Other	61.5	31.5

Total current liabilities	692.0	211.2
Long-term debt	249.8	647.8
Unrealized losses on derivative instruments	21.3	50.3
Other long-term liabilities	16.0	53.1

Total liabilities	979.1	962.4

Commitments and contingent liabilities

Equity:
Predecessor equity	—	112.6
Common unitholders (44,432,449 and 40,478,383 units issued and outstanding, respectively)	672.8	552.2
General partner	(4.9)	(6.4)
Accumulated other comprehensive loss	(22.8)	(27.7)

Total partners’ equity	645.1	630.7
Noncontrolling interests	215.2	220.1

Total equity	860.3	850.8

Total liabilities and equity	$1,839.4	$1,813.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$150.4	$102.8	$603.2	$431.4
Sales of natural gas, propane, NGLs and condensate to affiliates	140.0	124.9	440.0	394.7
Transportation, processing and other	31.1	23.1	92.0	66.8
Transportation, processing and other to affiliates	9.7	5.6	22.9	16.2
Gains (losses) from commodity derivative activity, net	51.8	(15.8)	26.1	13.0
Gains (losses) from commodity derivative activity, net — affiliates	0.3	(0.7)	(1.6)	(1.0)

Total operating revenues	383.3	239.9	1,182.6	921.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	180.3	155.2	592.8	524.8
Purchases of natural gas, propane and NGLs from affiliates	77.0	45.0	313.8	213.9
Operating and maintenance expense	31.5	19.2	77.3	58.8
Depreciation and amortization expense	20.6	19.2	60.6	55.7
General and administrative expense	4.6	3.3	12.5	10.4
General and administrative expense — affiliates	4.8	4.9	14.5	14.6
Step acquisition — equity interest re-measurement gain	—	(9.1)	—	(9.1)
Other income	(0.2)	(0.5)	(0.4)	(1.0)
Other income — affiliates	—	—	—	(3.0)

Total operating costs and expenses	318.6	237.2	1,071.1	865.1

Operating income	64.7	2.7	111.5	56.0
Interest expense	(8.6)	(7.5)	(25.0)	(22.0)
Earnings from unconsolidated affiliates	10.0	8.2	28.6	29.0

Income before income taxes	66.1	3.4	115.1	63.0
Income tax expense	(0.2)	(0.1)	(0.4)	(0.5)

Net income	65.9	3.3	114.7	62.5
Net loss (income) attributable to noncontrolling interests	0.4	(3.3)	(12.8)	(4.4)

Net income attributable to partners	66.3	—	101.9	58.1
Net income attributable to predecessor operations	—	(4.1)	—	(10.4)
General partner’s interest in net income	(6.8)	(4.1)	(18.5)	(12.1)

Net income (loss) allocable to limited partners	$59.5	$(8.2)	$83.4	$35.6

Net income (loss) per limited partner unit — basic	$1.35	$(0.23)	$1.93	$1.01

Net income (loss) per limited partner unit — diluted	$1.35	$(0.23)	$1.93	$1.01

Weighted-average limited partner units outstanding — basic	44.1	36.0	43.2	35.1
Weighted-average limited partner units outstanding — diluted	44.2	36.0	43.2	35.1

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Net income	$65.9	$3.3	$114.7	$62.5

Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	5.2	5.3	15.6	16.9
Net unrealized losses on cash flow hedges	(5.5)	(4.8)	(9.8)	(18.2)

Total other comprehensive (loss) income	(0.3)	0.5	5.8	(1.3)

Total comprehensive income	65.6	3.8	120.5	61.2
Total comprehensive loss (income) attributable to noncontrolling interests	0.4	(3.3)	(12.8)	(4.4)

Total comprehensive income attributable to partners	$66.0	$0.5	$107.7	$56.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Millions)
OPERATING ACTIVITIES:
Net income	$114.7	$62.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60.6	55.7
Earnings from unconsolidated affiliates	(28.6)	(29.0)
Distributions from unconsolidated affiliates	36.3	30.4
Step acquisition — equity interest re-measurement gain	—	(9.1)
Other, net	3.5	(0.2)

Change in operating assets and liabilities, which provided (used) cash net of effects of acquisitions:
Accounts receivable	23.9	52.1
Inventories	6.7	19.0
Net unrealized gains on derivative instruments	(46.4)	(11.6)
Accounts payable	(16.5)	(44.6)
Accrued interest	2.2	—
Other current assets and liabilities	(4.8)	10.7
Other long-term assets and liabilities	(2.7)	1.0

Net cash provided by operating activities	148.9	136.9

INVESTING ACTIVITIES:
Capital expenditures	(46.4)	(37.1)
Acquisitions, net of cash acquired	(60.5)	(103.8)
Acquisition of unconsolidated affiliate	(114.3)	—
Investments in unconsolidated affiliates	(13.2)	(27.0)
Return of investment from unconsolidated affiliates	1.6	1.2
Proceeds from sale of assets	0.2	1.7
Proceeds from sales of available-for-sale securities	—	10.1

Net cash used in investing activities	(232.6)	(154.9)

FINANCING ACTIVITIES:
Proceeds from debt	832.0	658.2
Payments of debt	(754.0)	(658.4)
Payment of deferred financing costs	(0.1)	(1.6)
Proceeds from issuance of common units, net of offering costs	152.0	93.2
Excess purchase price over acquired assets	(35.7)	—
Net change in advances to predecessor from DCP Midstream, LLC	—	19.8
Distributions to unitholders and general partner	(97.5)	(74.4)
Distributions to noncontrolling interests	(26.8)	(16.0)
Contributions from noncontrolling interests	9.1	10.4
Purchase of additional interest in a subsidiary	—	(3.5)

Net cash provided by financing activities	79.0	27.7

Net change in cash and cash equivalents	(4.7)	9.7
Cash and cash equivalents, beginning of period	6.7	2.1

Cash and cash equivalents, end of period	$2.0	$11.8

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2011	$112.6	$552.2	$(6.4)	$(27.7)	$220.1	$850.8
Net change in parent advances	1.7	—	—	—	—	1.7
Acquisition of Southeast Texas	(114.3)	—	—	—	—	(114.3)
Excess purchase price over acquired assets	—	(34.8)	—	(0.9)	—	(35.7)
Issuance of 3,941,667 common units	—	152.2	—	—	—	152.2
Equity-based compensation	—	2.9	—	—	—	2.9
Distributions to DCP Midstream, LLC	—	(2.6)	—	—	—	(2.6)
Distributions to unitholders and general partner	—	(80.5)	(17.0)	—	—	(97.5)
Distributions to noncontrolling interests	—	—	—	—	(26.8)	(26.8)
Contributions from noncontrolling interests	—	—	—	—	9.1	9.1

Comprehensive income:
Net income	—	83.4	18.5	—	12.8	114.7
Reclassification of cash flow hedges into earnings	—	—	—	15.6	—	15.6
Net unrealized losses on cash flow hedges	—	—	—	(9.8)	—	(9.8)

Total comprehensive income	—	83.4	18.5	5.8	12.8	120.5

Balance, September 30, 2011	$—	$672.8	$(4.9)	$(22.8)	$215.2	$860.3

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2010	$70.8	$415.5	$(5.9)	$(31.9)	$227.7	$676.2
Net change in parent advances	19.8	—	—	—	—	19.8
Purchase of additional interest in a subsidiary	—	1.0	—	—	(5.5)	(4.5)
Excess purchase price over acquired assets	—	(0.8)	—	—	—	(0.8)
Issuance of 2,990,000 common units	—	93.1	—	—	—	93.1
Equity-based compensation	—	0.2	—	—	—	0.2
Distributions to unitholders and general partner	—	(62.6)	(11.8)			(74.4)
Distributions to noncontrolling interests	—	—	—	—	(16.0)	(16.0)
Contributions from noncontrolling interests	—	—	—	—	10.4	10.4

Comprehensive income (loss):
Net income attributable to predecessor operations	10.4	—	—	—	—	10.4
Net income	—	36.1	11.6	—	4.4	52.1
Reclassification of cash flow hedge losses into earnings	—	—	—	16.9	—	16.9
Net unrealized losses on cash flow hedges	—	—	—	(18.2)	—	(18.2)

Total comprehensive income (loss)	10.4	36.1	11.6	(1.3)	4.4	61.2

Balance, September 30, 2010	$101.0	$482.5	$(6.1)	$(33.2)	$221.0	$765.2

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

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our Northern Louisiana system; our Southern Oklahoma system; our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system (of which 5% was acquired in February 2010); our 50.1% interest in our DCP East Texas Holdings, LLC, or our East Texas system; our Michigan system; our 33.33% interest in our DCP Southeast Texas Holdings, GP, or our Southeast Texas system acquired in January 2011; our wholesale propane logistics business (which includes Atlantic Energy acquired in July 2010); and our NGL logistics business (which includes Marysville Hydrocarbons Holdings, LLC, or Marysville, acquired in December 2010, the Wattenberg pipeline acquired in January 2010 and our 100% interest in the Black Lake Pipeline Company, or Black Lake, 55% of which was acquired in July 2010, comprised of: (1) a 5% interest acquired from DCP Midstream, LLC, in a transaction among entities under common control, and (2) an additional 50% interest acquired from an affiliate of BP PLC; and the DJ Basin NGL Fractionators acquired in March 2011).

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

On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our equity interest in Southeast Texas for all periods presented. We refer to our 33.33% interest in Southeast Texas, prior to our acquisition from DCP Midstream, LLC in January 2011, as our “predecessor.” We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction to partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on June 17, 2011.

2.	Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-08 “Intangibles – Goodwill and Other (Topic 350),” or ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, which amends Accounting Standards Codification, or ASC, Topic 350 “Intangibles — Goodwill and Other.” ASU 2011-08 provides additional guidance on the two-step test for goodwill impairment as previously described in Topic 350 “Intangibles — Goodwill and Other.” Under the new guidance, entities may elect to first assess qualitative factors instead of calculating the fair value of a reporting unit unless the entity determines that it is more likely than not the fair value of the reporting unit is less than its carrying value. This ASU is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to adopt ASU 2011-08 for our 2011 annual goodwill impairment test. There was no impact from the adoption of ASU 2011-08 on our condensed consolidated results of operations, cash flows and financial position.

ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends ASC, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for us for interim and annual periods beginning after December 15, 2011 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.	Acquisitions

On August 1, 2011, we reached an agreement with DCP Midstream, LLC for us to construct a 200 MMcf/d cryogenic natural gas processing plant, or the Eagle Plant, in the Eagle Ford shale which represents an investment of approximately $120.0 million. In support of our construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Midstream, LLC to purchase certain tangible assets and land located in the Eagle Ford Shale for $23.4 million, financed initially at closing with borrowings under the Partnership’s revolving credit facility.

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

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered tax liabilities, resulting from built-in tax gains recognized in the transaction, to become currently payable. Accordingly, $35.0 million of estimated deferred tax liabilities associated with this transaction and recorded at December 31, 2010, became currently payable as of January 4, 2011. These tax liabilities are unrelated to the tax liabilities of Marysville for which an indemnity escrow has been established. These tax liabilities may be greater or less than the $35.0 million we initially recorded in our balance sheet, depending on the final accounting for the Marysville business combination. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our $35.0 million tax liability that resulted from our acquisition of Marysville. The remaining $5.7 million estimated tax payable is included in other current liabilities in our condensed consolidated balance sheet as of September 30, 2011.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We have updated our accounting for the Marysville business combination for the fair value of assets acquired and liabilities assumed including intangible assets and property, plant and equipment and goodwill. The purchase price allocation is preliminary and is based on initial estimates of fair values at the date of the acquisition. We are currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities becomes available. This allocation may change in subsequent financial statements pending the final estimates of fair value and the final outcome of our estimated tax liabilities. The preliminary purchase price allocation as of September 30, 2011 is as follows:

September 30, 2011

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Combined Financial Information

The results of our 33.33% interest in Southeast Texas are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010. The following table presents the previously reported condensed consolidated statements of operations for the three and nine months ended September 30, 2010, adjusted for the acquisition of a 33.33% interest in Southeast Texas from DCP Midstream, LLC:

Three Months Ended September 30, 2010

	DCP Midstream Partners, LP (As previously reported)	Southeast Texas (a)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$227.7	$—	$227.7
Transportation, processing and other	28.7	—	28.7
Losses from commodity derivative activity, net	(16.5)	—	(16.5)

Total operating revenues	239.9	—	239.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	200.2	—	200.2
Operating and maintenance expense	19.2	—	19.2
Depreciation and amortization expense	19.2	—	19.2
General and administrative expense and other	8.2	—	8.2
Step acquisition — equity interest re-measurement gain	(9.1)	—	(9.1)
Other income	(0.5)	—	(0.5)

Total operating costs and expenses	237.2	—	237.2

Operating income	2.7	—	2.7
Interest expense, net	(7.5)	—	(7.5)
Earnings from unconsolidated affiliates	4.1	4.1	8.2

Income before income taxes	(0.7)	4.1	3.4
Income tax expense	(0.1)	—	(0.1)

Net (loss) income	(0.8)	4.1	3.3
Net income attributable to noncontrolling interests	(3.3)	—	(3.3)

Net (loss) income attributable to partners	$(4.1)	$4.1	$—

(a)	The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. Specifically, the terms of the joint venture agreement provide that distributions and earnings to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions and earnings related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. These terms of the agreement are not reflected in the historical financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Nine Months Ended September 30, 2010

	DCP Midstream Partners, LP (As previously reported)	Southeast Texas (a)(b)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$826.1	$—	$826.1
Transportation, processing and other	83.0	—	83.0
Gains from commodity derivative activity, net	12.0	—	12.0

Total operating revenues	921.1	—	921.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	738.7	—	738.7
Operating and maintenance expense	58.8	—	58.8
Depreciation and amortization expense	55.7	—	55.7
General and administrative expense and other	25.0	—	25.0
Step acquisition — equity interest re-measurement gain	(9.1)	—	(9.1)
Other income	(4.0)	—	(4.0)

Total operating costs and expenses	865.1	—	865.1

Operating income	56.0	—	56.0
Interest expense, net	(22.0)	—	(22.0)
Earnings from unconsolidated affiliates	18.6	10.4	29.0

Income before income taxes	52.6	10.4	63.0
Income tax expense	(0.5)	—	(0.5)

Net income	52.1	10.4	62.5
Net income attributable to noncontrolling interests	(4.4)	—	(4.4)

Net income attributable to partners	$47.7	$10.4	$58.1

(a)	The results of our 33.33% interest in Southeast Texas for the nine months ended September 30, 2010 includes the impact of Hurricane Ike business interruption insurance recoveries.
(b)	The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. Specifically, the terms of the joint venture agreement provide that distributions and earnings to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions and earnings related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. These terms of the agreement are not reflected in the historical financial statements.

The results of operations for acquisitions accounted for as a business combination are included in the DCP Midstream Partners, LP results subsequent to the date of acquisition. Accordingly, for the three and nine months ended September 30, 2011 total operating revenues of $6.0 million and $21.9 million, respectively, and net income attributable to the Partnership of $2.9 million and $10.6 million, respectively, associated with Marysville, are included in the condensed consolidated statement of operations. Pro forma information is presented for comparative periods prior to the date of acquisition, however, comparative periods in the condensed consolidated financial statements are not adjusted to include the results of the acquisition.

The following table presents unaudited pro forma information for the condensed consolidated statement of operations for the three and nine months ended September 30, 2010, as if the acquisition of Marysville had occurred at the beginning of the period presented.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	DCP Midstream Partners, LP	Acquisition of Marysville	DCP Midstream Partners, LP Pro Forma	DCP Midstream Partners, LP	Acquisition of Marysville	DCP Midstream Partners, LP Pro Forma
	(Millions, except per unit amounts)
Total operating revenues	$239.9	$4.4	$244.3	$921.1	$19.2	$940.3
Net income attributable to partners	—	1.4	1.4	58.1	7.7	65.8
Less:
Net income attributable to predecessor operations	(4.1)	—	(4.1)	(10.4)	—	(10.4)
General partner unitholders interest in net income	(4.1)	—	(4.1)	(12.1)	—	(12.1)

Net (loss) income allocable to limited partners	$(8.2)	$1.4	$(6.8)	$35.6	$7.7	$43.3

Net (loss) income per limited partner unit — basic and diluted	$(0.23)	$0.04	$(0.19)	$1.01	$0.22	$1.23

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

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Omnibus Agreement	$2.6	$2.5	$7.6	$7.4
Other fees — DCP Midstream, LLC	2.2	2.3	6.7	7.0

Total — DCP Midstream, LLC	$4.8	$4.8	$14.3	$14.4

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

East Texas incurs general and administrative expenses directly from DCP Midstream, LLC. East Texas incurred $1.9 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively, and $5.7 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively, for general and administrative expenses from DCP Midstream, LLC.

In addition to the Omnibus Agreement and amounts incurred by East Texas, we incurred other general and administrative fees with DCP Midstream, LLC of $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts include allocated expenses, including professional services, insurance and internal audit.

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the three and nine months ended September 30, 2011 and 2010.

We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into market based derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream is the counterparty.

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

On August 1, 2011, we reached an agreement with DCP Midstream, LLC for us to construct a 200 MMcf/d cryogenic natural gas processing plant, or the Eagle Plant, in the Eagle Ford shale which represents an investment of approximately $120.0 million. In support of our construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Midstream, LLC to purchase certain tangible assets and land located in the Eagle Ford Shale for $23.4 million.

During the three months ended September 30, 2011, East Texas received cash and recognized $0.8 million in business interruption recoveries, and received $7.0 million in cash for the business interruption recoveries that were recognized in the second quarter of 2011 related to the first quarter 2009 fire that was caused by a third party underground pipeline rupture outside of our property, or collectively the East Texas recovery settlement. We have allocated the $0.8 million recoveries based upon relative ownership percentages at the time the losses were incurred and for the three months ended September 30, 2011, recorded $0.8 million to our condensed consolidated statement of operations in “sales of natural gas, propane, NGLs and condensate”, with $0.4 million representing DCP Midstream, LLC’s portion in “net income attributable to noncontrolling interests”.

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

In conjunction with our acquisition of a 50.1% limited liability company interest in East Texas, which is part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse East Texas for certain expenditures on East Texas capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $3.5 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively, and $9.1 million and $10.4 million for the nine months ended September 30, 2011 and 2010, respectively.

On September 16, 2010, we entered into an agreement with DCP Midstream, LLC to sell certain surplus equipment at Collbran, part of our Natural Gas Services segment, with a net book value of $6.2 million for net proceeds of $3.6 million. The surplus equipment is the result of a consolidation of operations at our Anderson Gulch plant in the Piceance Basin. The net proceeds of $3.6 million were distributed 75% to us and 25% to the noncontrolling interest in Collbran, based upon proportionate ownership, during the year ended December 31, 2010. The sale was completed when title to the surplus equipment passed to DCP Midstream, LLC in March 2011. We have recognized a distribution of $2.6 million for nine months ended September 30, 2011 to DCP Midstream, LLC in our condensed consolidated statements of changes in equity representing the difference between the net book value and the proceeds received for the surplus equipment.

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

DCP Midstream, LLC has issued parental guarantees, totaling $70.0 million as of September 30, 2011, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC interest of 0.5% per annum on these outstanding guarantees.

DCP Midstream, LLC has issued parental guarantees for its 49.9% limited liability company interest in East Texas, totaling $6.0 million as of September 30, 2011, in favor of certain counterparties to processing and transportation agreements at East Texas. Concurrently, we issued similar guarantees for our 50.1% interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$138.5	$124.5	$428.5	$390.0
Transportation, processing and other	$7.9	$3.5	$17.4	$10.0
Purchases of natural gas, propane and NGLs	$33.6	$35.3	$132.1	$121.8
Gains (losses) from commodity derivative activity, net	$0.3	$(0.7)	$(1.6)	$(1.0)
General and administrative expense	$4.8	$4.8	$14.3	$14.4
Interest expense	$—	$—	$—	$0.2
Spectra Energy:
Transportation, processing and other	$—	$—	$—	$0.2
Purchases of natural gas, propane and NGLs	$41.8	$8.0	$173.5	$84.4
Other income	$—	$—	$—	$3.0
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$1.5	$0.4	$11.5	$4.7
Transportation, processing and other	$1.8	$2.1	$5.5	$6.0
Purchases of natural gas, propane and NGLs	$1.6	$1.7	$5.1	$5.3
General and administrative expense	$—	$0.1	$0.2	$0.2
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$3.1	$2.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

We had balances with affiliates as follows:

	September 30, 2011	December 31, 2010
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$55.7	$60.1
Accounts payable	$17.8	$27.0
Unrealized gains on derivative instruments — current	$0.3	$1.3
Unrealized losses on derivative instruments — current	$(1.4)	$(1.8)
Spectra Energy:
Accounts payable	$26.9	$8.7
ConocoPhillips:
Accounts receivable	$1.4	$1.6
Accounts payable	$0.5	$1.0
Unconsolidated affiliates:
Accounts payable	$—	$0.9

5.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	September 30,	December 31,
	Life	2011	2010
		(Millions)
Gathering and transmission systems	15 — 30 Years	$1,002.2	$992.0
Processing, storage, and terminal facilities	20 — 50 Years	536.9	513.2
Other	0 — 30 Years	17.3	12.6
Construction work in progress		99.6	42.1

Property, plant and equipment		1,656.0	1,559.9
Accumulated depreciation		(518.3)	(462.8)

Property, plant and equipment, net		$1,137.7	$1,097.1

Interest capitalized on construction projects for the nine months ended September 30, 2011 was $0.7 million and for the year ended December 31, 2010 was $0.2 million.

Depreciation expense was $19.0 million and $18.0 million for the three months ended September 30, 2011 and 2010, respectively, and $56.0 million and $53.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Assets Held For Sale — As of September 30, 2011, we had assets held for sale of $3.1 million. Our portion of the proceeds, as a result of the sale of surplus equipment, was $2.3 million based upon our proportionate ownership of 75% in Collbran; part of our Natural Gas Services segment. Title to the equipment will pass to the third party upon removal of the equipment from our premises. As of September 30, 2011, the equipment has been reclassified from property, plant and equipment, to current assets and classified as assets held for sale in our condensed consolidated balance sheets. In addition, we have recorded $3.1 million in other current liabilities in our condensed consolidated balance sheets.

Asset Retirement Obligations — As of September 30, 2011, we had asset retirement obligations of $11.3 million included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2010, we had asset retirement obligations of $10.8 million included in other long-term liabilities in the consolidated balance sheet. Accretion expense was $0.2 million for the three months ended September 30, 2011 and 2010, and $0.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

6.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	September 30, 2011	December 31, 2010

	(Millions)
Beginning of period	$139.3	$92.1
Acquisitions	7.6	47.2

End of period	$146.9	$139.3

The carrying value of goodwill was $70.3 million and $62.8 million as of September 30, 2011 and December 31, 2010 respectively, for our Natural Gas Services segment, $36.9 million as of both periods for our Wholesale Propane Logistics segment, and $39.7 million as of both periods for our NGL logistics segment.

Goodwill increased in 2011 by $7.6 million primarily as a result of a purchase price adjustment related to a contingent payment in conjunction with our 2008 Michigan System acquisition.

We performed our annual goodwill assessment during the quarter and concluded that the entire amount of goodwill on the balance sheet is recoverable. We primarily used a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. For certain reporting units, we elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than the carrying value. Our annual goodwill impairment tests, including our qualitative analysis, indicated that our reporting units’ fair value exceeded the carrying or book value. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	September 30, 2011	December 31, 2010

	(Millions)
Gross carrying amount	$129.4	$128.7
Accumulated amortization	(14.0)	(9.4)

Intangible assets, net	$115.4	$119.3

We recorded amortization expense of $1.6 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $4.6 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the remaining amortization periods ranged from approximately 11 years to 24 years, with a weighted-average remaining period of approximately 20 years.

The weighted-average remaining amortization is 19 years for the $33.0 million of intangible assets acquired with our Marysville acquisition.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
Remainder of 2011	$1.5
2012	6.0
2013	6.0
2014	6.0
2015	6.0
Thereafter	89.9

Total	$115.4

7.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of September 30, 2011 and December 31, 2010	Carrying Value as of
		September 30, 2011	December 31, 2010
		(Millions)
Discovery Producer Services LLC	40%	$106.6	$104.1
Southeast Texas	33%	115.4	112.6
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$222.2	$216.9

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $33.2 million and $35.1 million at September 30, 2011 and December 31, 2010, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (a)	2011	2010 (a)
	(Millions)
Discovery Producer Services LLC	$6.9	$4.1	$17.1	$17.8
Southeast Texas	3.1	4.1	11.5	10.4
Black Lake Pipe Line Company and other	—	—	—	0.8

Total earnings from unconsolidated affiliates	$10.0	$8.2	$28.6	$29.0

(a)	On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction, we account for Black Lake as a consolidated subsidiary.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 (a)	2010 (b)	2011 (a)	2010 (b)
	(Millions)
Statements of operations:
Operating revenue	$282.3	$245.3	$775.3	$763.7
Operating expenses	$261.5	$224.4	$712.5	$690.7
Net income	$18.4	$20.6	$60.1	$72.5

(a)	The combined financial information excludes the results of Black Lake since we began accounting for Black Lake as a consolidated subsidiary on July 30, 2010.
(b)	The combined financial information for the three and nine months ended September 30, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

	September 30, 2011 (a)	December 31, 2010 (a) (b)
	(Millions)
Balance sheets:
Current assets	$129.5	$153.0
Long-term assets	712.6	684.9
Current liabilities	(88.6)	(121.4)
Long-term liabilities	(32.3)	(30.3)

Net assets	$721.2	$686.2

(a)	The combined financial information excludes the results of Black Lake, since we began accounting for Black Lake as a consolidated subsidiary effective July 30, 2010.
(b)	The combined financial information as of December 31, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

8.	Fair Value Measurement

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

Interest Rate Derivative Assets and Liabilities

We use interest rate swap and forward-starting interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our existing floating rate debt for fixed-rate debt and lock in rates on our anticipated future fixed-rate debt, respectively. Our swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents the financial instruments carried at fair value as of September 30, 2011 and December 31, 2010, by consolidated balance sheet caption and by valuation hierarchy as described above:

	September 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets (a):
Commodity derivatives	$—	$3.6	$1.4	$5.0	$—	$1.6	$0.3	$1.9
Interest rate derivatives	$—	$0.6	$—	$0.6	$—	$—	$—	$—

Long-term assets (b):
Commodity derivatives	$—	$11.7	$0.2	$11.9	$—	$1.1	$0.3	$1.4

Current liabilities (c):
Commodity derivatives	$—	$(15.6)	$(0.7)	$(16.3)	$—	$(25.9)	$(0.1)	$(26.0)
Interest rate derivatives	$—	$(17.3)	$—	$(17.3)	$—	$(17.0)	$—	$(17.0)

Long-term liabilities (d):
Commodity derivatives	$—	$(15.5)	$—	$(15.5)	$—	$(39.9)	$(0.5)	$(40.4)
Interest rate derivatives	$—	$(5.8)	$—	$(5.8)	$—	$(9.9)	$—	$(9.9)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended September 30, 2011 (a):
Beginning balance	$0.6	$0.3	$(1.2)	$(0.3)
Net realized and unrealized gains (losses) included in earnings	1.2	2.4	(2.1)	0.3
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	(2.5)	—	—
Settlements	(0.4)	—	2.6	—

Ending balance	$1.4	$0.2	$(0.7)	$—

Net unrealized gains (losses) still held included in earnings (c)	$1.0	$—	$(0.3)	$0.3

Three months ended September 30, 2010:
Beginning balance	$0.8	$1.8	$(0.1)	$(0.2)
Net realized and unrealized (losses) gains included in earnings	(0.1)	(1.1)	0.1	0.2
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(0.4)	—	—	—
Purchases, Issuances and Settlements, net	—	—	—	—

Ending balance	$0.3	$0.7	$—	$—

Net unrealized gains (losses) still held included in earnings (c)	$0.2	$(0.9)	$—	$—

(a)	There were no purchases, issuances and sales for the three months ended September 30, 2011.
(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(c)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of September 30, 2011 and 2010.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Nine months ended September 30, 2011 (a):
Beginning balance	$0.3	$0.3	$(0.1)	$(0.5)
Net realized and unrealized gains (losses) included in earnings	1.4	1.0	(0.7)	0.5
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	(1.1)	—	—
Settlements	(0.3)	—	0.1	—

Ending balance	$1.4	$0.2	$(0.7)	$—

Net unrealized gains (losses) still held included in earnings (c)	$1.4	$(0.1)	$(0.7)	$0.3

Nine months September 30, 2010:
Beginning balance	$0.4	$0.2	$(0.8)	$(0.4)
Net realized and unrealized gains included in earnings	0.3	0.5	0.2	0.4
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(0.4)	—	—	—
Purchases, Issuances and Settlements, net	—	—	0.6	—

Ending balance	$0.3	$0.7	$—	$—

Net unrealized gains (losses) still held included in earnings (c)	$0.3	$0.5	$—	$—

(a)	There were no purchases, issuances and sales for the nine months ended September 30, 2011.
(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(c)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of September 30, 2011 and 2010.

During the nine months ended September 30, 2010, we recognized the fair value of our contingent consideration, which is classified as Level 3, in relation to our acquisition of an additional 5% interest in Collbran, from Delta Petroleum Corporation of approximately $0.5 million, which we recorded to other current liabilities in our condensed consolidated balance sheet.

During the three and nine months ended September 30, 2011, we had no significant transfers into or out of Levels 1 and 2. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. The carrying and fair values of outstanding balances under our Credit Agreement are $476.0 million and $473.0 million, respectively, as of September 30, 2011, and $398.0 million and $388.9 million, respectively, as of December 31, 2010. The carrying and fair values of our 3.25% Senior Notes are $250.0 million and $247.7 million, respectively, as of September 30, 2011 and December 31, 2010. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers.

9.	Debt

Long-term debt was as follows:

	September 30, 2011	December 31, 2010
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 0.75% and 1.14%, respectively, and net effective interest rate of 4.20% and 4.28%, respectively, due June 21, 2012 (a)	$476.0	$398.0
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	250.0
Unamortized discount	(0.2)	(0.2)

Total debt	725.8	647.8
Current maturities	(476.0)	—

Total long-term debt	$249.8	$647.8

(a)	$450.0 million of debt has been swapped to a fixed-rate obligation with effective fixed-rates ranging from 2.94% to 5.19%, for a net effective rate of 4.20% on the $476.0 million of outstanding debt under our revolving credit facility as of September 30, 2011.

Credit Agreement

We have an $850.0 million revolving credit facility that matures June 21, 2012, or the Credit Agreement.

As of September 30, 2011 and December 31, 2010, we had $1.1 million and $32.1 million, respectively, of letters of credit issued under the Credit Agreement. As of September 30, 2011, the unused capacity under the revolving credit facility was $372.9 million, of which approximately $346.0 million was available for general working capital purposes.

Our borrowing capacity is limited at September 30, 2011 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the June 21, 2012 maturity date.

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

Other Agreements

As of September 30, 2011, we had a contingent letter of credit for up to $10.0 million, on which we pay a fee of 0.50% per annum. This facility reduces the amount of cash we may be required to post as collateral. As of September 30, 2011, we had no letters of credit issued on this facility. Any letters of credit issued on this facility will incur a fee of 1.75% per annum and will not reduce the available capacity under our Credit Facility.

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

Interest Rate Risk

We mitigate a portion of our interest rate risk with interest rate swaps and forward-starting interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under our revolving credit facility to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations. The forward-starting interest rate swap agreements lock in the interest rate associated with our anticipated future fixed-rate debt, thereby reducing the exposure to market rate fluctuations prior to issuance.

At September 30, 2011, we had interest rate swap agreements totaling $450.0 million, of which we have designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting. As we generally expect to have variable-rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these arrangements mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

At September 30, 2011, we had forward-starting interest rate swap agreements totaling $195.0 million, which we have designated as cash flow hedges. As we anticipate entering into future fixed-rate debt at levels equal to or exceeding our forward-starting swap positions during their term, the entire $195.0 million of these arrangements mitigate a portion of our interest rate risk through the term of our anticipated debt into 2022. Based on our current operations we believe our forward-starting interest rate swap agreements mitigate a portion of our interest rate risk associated with our anticipated future fixed-rate debt.

We have designated $425.0 million of our interest rate swap agreements and $195.0 million of our forward-starting interest rate swaps as cash flow hedges, and effectiveness is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the condensed consolidated balance sheets and are reclassified into earnings as the hedged transactions impact earnings. The effect that these swaps have on our condensed consolidated financial statements, as well as the effect that is expected over the upcoming 12 months is summarized in the charts below. However, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings.

As of September 30, 2011, $275.0 million of the interest rate swap agreements reprice prospectively approximately every 90 days and the remaining $175.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 5.19%, and receive interest payments based on the three-month and one-month LIBOR. Under the terms of the forward-starting interest rate swap agreements, we will pay fixed- rates ranging from 2.15% to 2.598%, and receive interest payments approximating 10-year U.S. Treasury rates. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of September 30, 2011, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of September 30, 2011, we had $30.4 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of September 30, 2011, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of September 30, 2011, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $20.7 million.

As of September 30, 2011, we had $23.1 million of individual interest rate swap instruments that were in a net liability position and were subject to credit-risk related contingent features. Although our interest rate swap instruments were in a net liability position as of September 30, 2011, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $22.5 million. If we were to have a default of any of our covenants to our Credit Agreement, that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Collateral

As of September 30, 2011, we had a contingent letter of credit facility for up to $10.0 million, on which we have no letters of credit issued. DCP Midstream, LLC had issued and outstanding parental guarantees totaling $70.0 million in favor of certain counterparties to our commodity derivative instruments. This contingent letter of credit facility and the parental guarantees reduce the amount of cash we may be required to post as collateral. As of September 30, 2011, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	September 30, 2011	December 31, 2010
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(1.3)	$(0.3)

Interest rate cash flow hedges:
Net deferred losses in AOCI	(21.5)	(27.4)

Total AOCI	$(22.8)	$(27.7)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	September 30, 2011	December 31, 2010	Balance Sheet Line Item	September 30, 2011	December 31, 2010
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$0.6	$—	Unrealized losses on derivative instruments – current	$(16.6)	$(12.2)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	(5.8)	(5.4)

	$0.6	$—		$(22.4)	$(17.6)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments – current	$5.0	$1.9	Unrealized losses on derivative instruments – current	$(16.3)	$(26.0)
Unrealized gains on derivative instruments – long term	11.9	1.4	Unrealized losses on derivative instruments – long term	(15.5)	(40.4)

	$16.9	$3.3		$(31.8)	$(66.4)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments – current	$—	$—	Unrealized losses on derivative instruments – current	$(0.7)	$(4.8)
Unrealized gains on derivative instruments – long term	—	—	Unrealized losses on derivative instruments – long term	—	(4.5)

	$—	$—		$(0.7)	$(9.3)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheets and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	(Loss) Recognized in AOCI on Derivatives — Effective Portion		(Loss) Gain Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	Three Months Ended September 30,
	2011	2010	2011	2010		2011	2010
	(Millions)		(Millions)			(Millions)
Interest rate derivatives	$(5.3)	$(4.8)	$(5.1)	$(5.4	)(a)	$(0.1)	$—	(a)(c)
Commodity derivatives	$(0.2)	$—	$(0.1)	$0.1	(b)	$—	$—	(b)(c)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the three months ended September 30, 2011 and 2010, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring or as a result of exclusion from effectiveness testing.

	(Loss) Recognized in AOCI on Derivatives —Effective Portion		(Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred (Losses) in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Nine Months Ended September 30,
	2011	2010	2011	2010		2011	2010
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(9.5)	$(18.2)	$(15.4)	$(16.6	)(a)	$(0.2)	$—	(a)(c)	$(16.2)
Commodity derivatives	$(0.3)	$—	$(0.2)	$(0.3	)(b)	$—	$—	(b)(c)	$(0.1)

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the nine months ended September 30, 2011 and 2010, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring or as a result of exclusion from effectiveness testing.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Third party:
Realized	$(7.8)	$2.6	$(22.7)	$0.5
Unrealized	59.6	(18.4)	48.8	12.5

Gains (losses) from commodity derivative activity, net	$51.8	$(15.8)	$26.1	$13.0

Affiliates:
Realized	$(0.1)	$(0.5)	$(1.1)	$(0.4)
Unrealized	0.4	(0.2)	(0.5)	(0.6)

Gains (losses) from commodity derivative activity, net — affiliates	$0.3	$(0.7)	$(1.6)	$(1.0)

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Third party:
Realized losses	$(1.2)	$—	$(3.5)	$—
Unrealized gains (losses)	1.3	(0.1)	4.1	(0.1)

Interest expense	$0.1	$(0.1)	$0.6	$(0.1)

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

	September 30, 2011
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2011	(87,058)	(618,800)	(379,887)
2012	(904,171)	(366,000)	(145,082)
2013	(947,249)	(365,000)	—
2014	(547,500)	(365,000)	—
2015	(365,000)	—	—
2016	(183,000)	—	—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	September 30, 2010
	Crude Oil	Natural Gas	Natural Gas Liquids
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)
2010	(245,180)	(624,300)	(20,524)
2011	(949,000)	(365,000)	6,810
2012	(777,750)	(366,000)	—
2013	(748,250)	(365,000)	—
2014	(547,500)	(365,000)	—
2015	(182,500)	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of September 30, 2011, we have swaps with notional values between $25.0 million and $80.0 million, which, in aggregate, exchange $450.0 million of our floating rate obligation to a fixed-rate obligation through June 2012, with $150.0 million extending from June 2012 through June 2014.

11.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

On August 17, 2011, we entered into an equity distribution agreement with Citigroup Global Markets Inc., or Citi. The agreement provides for the offer and sale from time to time through Citi, our sales agent, common units having an aggregate offering amount of up to $150 million. During the three months ended September 30, 2011, we issued 345,031 of our common units pursuant to this equity distribution agreement. We received proceeds of $12.5 million from the issuance of these common units, net of commissions and offering costs of $0.5 million, which were used to finance growth opportunities.

In September 2011, we issued 4,000 common limited partner units, from our long-term incentive plan, or LTIP, to non-employee directors as compensation for their service during 2011.

In March 2011, we issued 3,596,636 common limited partner units at $40.55 per unit. We received proceeds of $139.7 million, net of offering costs.

In February 2011, we issued 8,399 common limited partner units, from our LTIP to employees as compensation for their service during 2010, 2009 and 2008.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of September 30, 2011. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The following table presents our cash distributions paid in 2011 and 2010:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
August 12, 2011	$0.6325	$34.0
May 13, 2011	$0.6250	$33.4
February 14, 2011	$0.6175	$30.0
November 12, 2010	$0.6100	$27.4
August 13, 2010	$0.6100	$25.3
May 14, 2010	$0.6000	$24.6
February 12, 2010	$0.6000	$24.6

12.	Equity-Based Compensation

On November 28, 2005, the board of directors of our General Partner adopted the LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be issued and delivered pursuant to awards under the LTIP. Awards that are canceled or forfeited, or are withheld to satisfy the General Partner’s tax withholding obligations, are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the General Partner’s board of directors. All awards are subject to cliff vesting, with the exception of the Phantom Units issued to directors in conjunction with our initial public offering, which are subject to graded vesting provisions.

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

On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville Hydrocarbons Holding, LLC and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered the deferred tax liabilities resulting from built-in tax gains to become currently payable. Accordingly, the estimated $35.0 million of deferred tax liabilities at December 31, 2010 became currently payable on January 4, 2011. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our $35.0 million tax liability that resulted from our acquisition of Marysville. The remaining $5.7 million estimated tax payable is included in other current liabilities in our condensed consolidated balance sheet as of September 30, 2011.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

14.	Net Income or Loss per Limited Partner Unit

Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding performance units, phantom units and restricted units. The dilutive effect of unit-based awards was 74,299 equivalent units and 61,573 equivalent units during the three and nine month periods ended September 30, 2011, respectively. There were no dilutive unit-based awards in the three and nine month periods ended September 30, 2010.

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

Our insurance on Discovery for the 2011-2012 insurance year includes general and excess liability, onshore property damage, including named windstorm and business interruption, and offshore non-wind property and business interruption insurance. The availability of offshore named windstorm property and business interruption insurance has been significantly reduced over the past few years as a result of higher industry-wide damage claims. Additionally, the named windstorm property and business interruption insurance that is available comes at uneconomic premium levels, higher deductibles and lower coverage limits. As such, Discovery has elected to not purchase offshore named windstorm property and business interruption insurance coverage for the 2011-2012 insurance year.

Environmental — As previously reported, during the first quarter of 2011, we discovered excess emissions at our East Texas gas plant. We met with the Texas Commission on Environmental Quality, or TCEQ, in April 2011 to discuss this matter and included these issues in Title V reports we submitted to the State. In August 2011, the TCEQ conducted a standard inspection at the East Texas gas plant to evaluate compliance with applicable air quality requirements. On August 31, 2011, the TCEQ issued us a Notice of Violation and a Notice of Enforcement citing a number of alleged violations of terms and requirements of the facility air permit. We responded to the Notice of Violation on September 28, 2011, including the implemented measures to ensure the facility is in compliance with the relevant air permit terms and conditions. We responded to the Notice of Enforcement on October 14, 2011, including a description of the measures that have been implemented, and will be implemented at the facility to ensure compliance with the relevant air permit terms and conditions. We expect that the TCEQ will assess a civil penalty in relation to the Notice of Enforcement, although we have not yet received a proposed penalty assessment from the agency. We do not believe the ultimate resolution of this matter will have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

The following tables set forth our segment information:

	Three Months Ended September 30, 2011
	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$268.5	$100.1	$14.7	$—	$—	$383.3
Total purchases	(163.2)	(94.1)	—	—	—	(257.3)

Gross margin (a)	$105.3	$6.0	$14.7	$—	$—	$126.0
Operating and maintenance expense	(22.8)	(3.2)	(5.5)	—	—	(31.5)
Depreciation and amortization expense	(17.5)	(0.7)	(2.4)	—	—	(20.6)
General and administrative expense	—	—	—	(9.4)	—	(9.4)
Other income	—	—	0.2	—	—	0.2
Earnings from unconsolidated affiliates	10.0	—	—	—	—	10.0
Interest expense	—	—	—	(8.6)	—	(8.6)
Income tax expense (b)	—	—	—	(0.2)	—	(0.2)

Net income (loss)	75.0	2.1	7.0	(18.2)	—	65.9
Net loss attributable to noncontrolling interests	0.4	—	—	—	—	0.4

Net income (loss) attributable to partners	$75.4	$2.1	$7.0	$(18.2)	$—	$66.3

Non-cash derivative mark-to-market (c)	$59.9	$0.1	$—	$(0.7)	$—	$59.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Three Months Ended September 30, 2010
	Natural Gas Services (e)	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$167.9	$65.9	$6.1	$—	$239.9
Total purchases	(135.1)	(62.9)	(2.2)	—	(200.2)

Gross margin (a)	$32.8	$3.0	$3.9	$—	$39.7
Operating and maintenance expense	(15.0)	(3.1)	(1.1)	—	(19.2)
Depreciation and amortization expense	(17.3)	(1.0)	(0.8)	(0.1)	(19.2)
General and administrative expense	—	—	—	(8.2)	(8.2)
Step acquisition — equity interest re-measurement gain	—	—	9.1	—	9.1
Other income	0.5	—	—	—	0.5
Earnings from unconsolidated affiliates	8.2	—	—	—	8.2
Interest expense	—	—	—	(7.5)	(7.5)
Income tax expense (b)	—	—	—	(0.1)	(0.1)

Net income (loss)	9.2	(1.1)	11.1	(15.9)	3.3
Net income attributable to noncontrolling interests	(3.3)	—	—	—	(3.3)

Net income (loss) attributable to partners	$5.9	$(1.1)	$11.1	$(15.9)	$—

Non-cash derivative mark-to-market (c)	$(18.0)	$(0.5)	$—	$(0.2)	$(18.7)

	Nine Months Ended September 30, 2011
	Natural Gas Services	Wholesale Propane Logistics	NGL Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$690.4	$452.1	$42.3	$—	$(2.2)	$1,182.6
Total purchases	(486.0)	(418.1)	(4.7)	—	2.2	(906.6)

Gross margin (a)	$204.4	$34.0	$37.6	$—	$—	$276.0
Operating and maintenance expense	(55.0)	(11.0)	(11.3)	—	—	(77.3)
Depreciation and amortization expense	(52.4)	(2.1)	(6.1)	—	—	(60.6)
General and administrative expense	—	—	—	(27.0)	—	(27.0)
Other income	—	—	0.4	—	—	0.4
Earnings from unconsolidated affiliates	28.6	—	—	—	—	28.6
Interest expense	—	—	—	(25.0)	—	(25.0)
Income tax expense (b)	—	—	—	(0.4)	—	(0.4)

Net income (loss)	125.6	20.9	20.6	(52.4)	—	114.7
Net income attributable to noncontrolling interests	(12.8)	—	—	—	—	(12.8)

Net income (loss) attributable to partners	$112.8	$20.9	$20.6	$(52.4)	$—	$101.9

Non-cash derivative mark-to-market (c)	$48.8	$(0.7)	$—	$(1.7)	$—	$46.4

Capital expenditures	$36.7	$2.8	$6.9	$—	$—	$46.4

Acquisitions, net of cash acquired	$145.2	$—	$29.6	$—	$—	$174.8

Investments in unconsolidated affiliates	$13.2	$—	$—	$—	$—	$13.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Nine Months Ended September 30, 2010
	Natural Gas Services (e)	Wholesale Propane Logistics	NGL Logistics	Other	Total
	(Millions)
Total operating revenue	$597.7	$308.9	$14.5	$—	$921.1
Total purchases	(440.9)	(293.1)	(4.7)	—	(738.7)

Gross margin (a)	$156.8	$15.8	$9.8	$—	$182.4
Operating and maintenance expense	(48.2)	(8.3)	(2.3)	—	(58.8)
Depreciation and amortization expense	(52.1)	(1.6)	(1.9)	(0.1)	(55.7)
General and administrative expense	—	—	—	(25.0)	(25.0)
Step acquisition — equity interest re-measurement gain	—	—	9.1	—	9.1
Other income	1.0	—	—	—	1.0
Other income — affiliates	—	3.0	—	—	3.0
Earnings from unconsolidated affiliates	28.2	—	0.8	—	29.0
Interest expense	—	—	—	(22.0)	(22.0)
Income tax expense (b)	—	—	—	(0.5)	(0.5)

Net income (loss)	85.7	8.9	15.5	(47.6)	62.5
Net income attributable to noncontrolling interests	(4.4)	—	—	—	(4.4)

Net income (loss) attributable to partners	$81.3	$8.9	$15.5	$(47.6)	$58.1

Non-cash derivative mark-to-market (c)	$12.7	$(1.1)	$—	$—	$11.6

Capital expenditures	$32.1	$0.3	$4.7	$—	$37.1

Acquisitions, net of cash acquired	$—	$66.0	$37.8	$—	$103.8

Investments in unconsolidated affiliates	$27.0	$—	$—	$—	$27.0

	September 30, 2011	December 31, 2010
	(Millions)
Segment long-term assets:
Natural Gas Services (e)	$1,270.2	$1,253.7
Wholesale Propane Logistics	103.1	101.7
NGL Logistics	251.9	221.7
Other (d)	16.0	4.1

Total long-term assets	1,641.2	1,581.2
Current assets	198.2	232.0

Total assets	$1,839.4	$1,813.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Income tax expense relates primarily to the Texas margin tax and the Michigan business tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.
(e)	The segment information for the three and nine months ended September 30, 2010 and as of December 31, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.
(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics business to our Wholesale Propane business.

17.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2011	2010
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$7.4	$6.7
Cash paid for income taxes, net of income tax refunds	$29.9	$0.5

Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$7.1	$7.0
Other non-cash additions of property, plant and equipment	$1.6	$0.5
Accounts payable related to acquisitions	$—	$1.9
Accounts payable related to equity and debt issuance costs	$(0.2)	$0.5
Acquisition related contingent consideration	$—	$1.0
Non-cash change in parent advances	$1.7	$—
Non-cash distributions to DCP Midstream, LLC	$2.6	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

18.	Supplementary Information - Condensed Consolidating Financial Information

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

	Condensed Consolidating Balance Sheets September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2.1	$1.8	$(1.9)	$2.0
Accounts receivable	—	—	127.4	—	127.4
Inventories	—	—	57.4	—	57.4
Other	—	0.8	10.6	—	11.4

Total current assets	—	2.9	197.2	(1.9)	198.2
Property, plant and equipment, net	—	—	1,137.7	—	1,137.7
Goodwill and intangible assets, net	—	—	262.3	—	262.3
Advances receivable — consolidated subsidiaries	387.9	591.6	—	(979.5)	—
Investments in consolidated subsidiaries	257.2	414.8	—	(672.0)	—
Investments in unconsolidated affiliates	—	—	222.2	—	222.2
Other long-term assets	—	1.6	17.4	—	19.0

Total assets	$645.1	$1,010.9	$1,836.8	$(1,653.4)	$1,839.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$498.1	$195.8	$(1.9)	$692.0
Advances payable — consolidated subsidiaries	—	—	979.5	(979.5)	—
Long-term debt	—	249.8	—	—	249.8
Other long-term liabilities	—	5.8	31.5	—	37.3

Total liabilities	—	753.7	1,206.8	(981.4)	979.1

Commitments and contingent liabilities

Equity:
Partners’ equity
Net equity	645.1	278.7	416.1	(672.0)	667.9
Accumulated other comprehensive loss	—	(21.5)	(1.3)	—	(22.8)

Total partners’ equity	645.1	257.2	414.8	(672.0)	645.1
Noncontrolling interests	—	—	215.2	—	215.2

Total equity	645.1	257.2	630.0	(672.0)	860.3

Total liabilities and equity	$645.1	$1,010.9	$1,836.8	$(1,653.4)	$1,839.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheets December 31, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.5	$6.7	$(1.5)	$6.7
Accounts receivable	—	—	151.0	—	151.0
Inventories	—	—	64.1	—	64.1
Other	—	—	10.2	—	10.2

Total current assets	—	1.5	232.0	(1.5)	232.0
Property, plant and equipment, net	—	—	1,097.1	—	1,097.1
Goodwill and intangible assets, net	—	—	258.6	—	258.6
Advances receivable — consolidated subsidiaries	333.4	534.7	—	(868.1)	—
Investments in consolidated subsidiaries	297.5	436.2	—	(733.7)	—
Investments in unconsolidated affiliates	—	—	216.9	—	216.9
Other long-term assets	—	2.3	6.3	—	8.6

Total assets	$630.9	$974.7	$1,810.9	$(1,603.3)	$1,813.2

LIABILITIES AND EQUITY

Accounts payable and other current liabilities	$0.2	$19.5	$193.0	$(1.5)	$211.2
Advances payable — consolidated subsidiaries	—	—	868.1	(868.1)	—
Long-term debt	—	647.8	—	—	647.8
Other long-term liabilities	—	9.9	93.5	—	103.4

Total liabilities	0.2	677.2	1,154.6	(869.6)	962.4

Commitments and contingent liabilities

Equity:
Partners’ equity
Predecessor equity	—	—	112.6	—	112.6
Net equity	630.7	324.9	323.9	(733.7)	545.8
Accumulated other comprehensive loss	—	(27.4)	(0.3)	—	(27.7)

Total partners’ equity	630.7	297.5	436.2	(733.7)	630.7
Noncontrolling interests	—	—	220.1	—	220.1

Total equity	630.7	297.5	656.3	(733.7)	850.8

Total liabilities and equity	$630.9	$974.7	$1,810.9	$(1,603.3)	$1,813.2

(a)	The financial information as of December 31, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$290.4	$—	$290.4
Transportation, processing and other	—	—	40.8	—	40.8
Gains from commodity derivative activity, net	—	—	52.1	—	52.1

Total operating revenues	—	—	383.3	—	383.3

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	257.3	—	257.3
Operating and maintenance expense	—	—	31.5	—	31.5
Depreciation and amortization expense	—	—	20.6	—	20.6
General and administrative expense	—	—	9.4	—	9.4
Other income	—	—	(0.2)	—	(0.2)

Total operating costs and expenses	—	—	318.6	—	318.6

Operating income	—	—	64.7	—	64.7
Interest expense, net	—	(8.3)	(0.3)	—	(8.6)
Earnings from consolidated subsidiaries	66.3	74.6	—	(140.9)	—
Earnings from unconsolidated affiliates	—	—	10.0	—	10.0

Income before income taxes	66.3	66.3	74.4	(140.9)	66.1
Income tax expense	—	—	(0.2)	—	(0.2)

Net income	66.3	66.3	74.2	(140.9)	65.9
Net loss attributable to noncontrolling interests	—	—	0.4	—	0.4

Net income attributable to partners	$66.3	$66.3	$74.6	$(140.9)	$66.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended September 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$227.7	$—	$227.7
Transportation, processing and other	—	—	28.7	—	28.7
Losses from commodity derivative activity, net	—	—	(16.5)	—	(16.5)

Total operating revenues	—	—	239.9	—	239.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	200.2	—	200.2
Operating and maintenance expense	—	—	19.2	—	19.2
Depreciation and amortization expense	—	—	19.2	—	19.2
General and administrative expense	—	0.2	8.0	—	8.2
Step acquisition — equity interest re-measurement gain	—	—	(9.1)	—	(9.1)
Other income	—	—	(0.5)	—	(0.5)

Total operating costs and expenses	—	0.2	237.0	—	237.2

Operating (loss) income	—	(0.2)	2.9	—	2.7
Interest expense, net	—	(7.5)	—	—	(7.5)
Earnings from consolidated subsidiaries	—	7.7	—	(7.7)	—
Earnings from unconsolidated affiliates	—	—	8.2	—	8.2

Income before income taxes	—	—	11.1	(7.7)	3.4
Income tax expense	—	—	(0.1)	—	(0.1)

Net income	—	—	11.0	(7.7)	3.3
Net income attributable to noncontrolling interests	—	—	(3.3)	—	(3.3)

Net income attributable to partners	$—	$—	$7.7	$(7.7)	$—

(a)	The financial information for the three months ended September 30, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,043.2	$—	$1,043.2
Transportation, processing and other	—	—	114.9	—	114.9
Gains from commodity derivative activity, net	—	—	24.5	—	24.5

Total operating revenues	—	—	1,182.6	—	1,182.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	906.6	—	906.6
Operating and maintenance expense	—	—	77.3	—	77.3
Depreciation and amortization expense	—	—	60.6	—	60.6
General and administrative expense	—	—	27.0	—	27.0
Other income	—	—	(0.4)	—	(0.4)

Total operating costs and expenses	—	—	1,071.1	—	1,071.1

Operating income	—	—	111.5	—	111.5
Interest expense, net	—	(24.7)	(0.3)	—	(25.0)
Earnings from consolidated subsidiaries	101.9	126.6	—	(228.5)	—
Earnings from unconsolidated affiliates	—	—	28.6	—	28.6

Income before income taxes	101.9	101.9	139.8	(228.5)	115.1
Income tax expense	—	—	(0.4)	—	(0.4)

Net income	101.9	101.9	139.4	(228.5)	114.7
Net income attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)

Net income attributable to partners	$101.9	$101.9	$126.6	$(228.5)	$101.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Nine Months Ended September 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$826.1	$—	$826.1
Transportation, processing and other	—	—	83.0	—	83.0
Gains from commodity derivative activity, net	—	—	12.0	—	12.0

Total operating revenues	—	—	921.1	—	921.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	738.7	—	738.7
Operating and maintenance expense	—	—	58.8	—	58.8
Depreciation and amortization expense	—	—	55.7	—	55.7
General and administrative expense	—	0.2	24.8	—	25.0
Step acquisition — equity interest re-measurement gain	—	—	(9.1)	—	(9.1)
Other income	—	—	(1.0)	—	(1.0)
Other income — affiliates	—	—	(3.0)	—	(3.0)

Total operating costs and expenses	—	0.2	864.9	—	865.1

Operating (loss) income	—	(0.2)	56.2	—	56.0
Interest expense, net	—	(21.9)	(0.1)	—	(22.0)
Earnings from consolidated subsidiaries	58.1	80.2	—	(138.3)	—
Earnings from unconsolidated affiliates	—	—	29.0	—	29.0

Income before income taxes	58.1	58.1	85.1	(138.3)	63.0
Income tax expense	—	—	(0.5)	—	(0.5)

Net income	58.1	58.1	84.6	(138.3)	62.5
Net income attributable to noncontrolling interests	—	—	(4.4)	—	(4.4)

Net income attributable to partners	$58.1	$58.1	$80.2	$(138.3)	$58.1

(a)	The financial information for the nine months ended September 30, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2011
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(54.5)	$(77.3)	$281.1	$(0.4)	$148.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(46.4)	—	(46.4)
Acquisitions, net of cash acquired	—	—	(174.8)	—	(174.8)
Investments in unconsolidated affiliates	—	—	(13.2)	—	(13.2)
Return of investment from unconsolidated affiliate	—	—	1.6	—	1.6
Proceeds from sale of assets	—	—	0.2	—	0.2

Net cash used in investing activities	—	—	(232.6)	—	(232.6)

FINANCING ACTIVITIES:
Proceeds from debt	—	832.0	—	—	832.0
Payments of debt	—	(754.0)	—	—	(754.0)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Proceeds from issuance of common units, net of offering costs	152.0	—	—	—	152.0
Excess purchase price over acquired assets	—	—	(35.7)	—	(35.7)
Distributions to unitholders and general partner	(97.5)	—	—	—	(97.5)
Distributions to noncontrolling interests	—	—	(26.8)	—	(26.8)
Contributions from noncontrolling interests	—	—	9.1	—	9.1

Net cash provided by (used in) financing activities	54.5	77.9	(53.4)	—	79.0

Net change in cash and cash equivalents	—	0.6	(4.9)	(0.4)	(4.7)
Cash and cash equivalents, beginning of period	—	1.5	6.7	(1.5)	6.7

Cash and cash equivalents, end of period	$—	$2.1	$1.8	$(1.9)	$2.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(18.8)	$1.0	$158.3	$(3.6)	$136.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(37.1)	—	(37.1)
Acquisitions, net of cash acquired	—	—	(103.8)	—	(103.8)
Investments in unconsolidated affiliates	—	—	(27.0)	—	(27.0)
Proceeds from sale of assets	—	—	1.7	—	1.7
Return of investment from unconsolidated affiliate	—	—	1.2	—	1.2
Proceeds from sales of available-for-sale securities	—	10.1	—	—	10.1

Net cash provided by (used in) investing activities	—	10.1	(165.0)	—	(154.9)

FINANCING ACTIVITIES:
Proceeds from debt	—	658.2	—	—	658.2
Payments of debt	—	(658.4)	—	—	(658.4)
Payment of deferred financing costs	—	(1.6)	—	—	(1.6)
Proceeds from issuance of common units, net of offering costs	93.2	—	—	—	93.2
Distributions to unitholders and general partner	(74.4)	—	—	—	(74.4)
Distributions to noncontrolling interests	—	—	(16.0)	—	(16.0)
Contributions from noncontrolling interests	—	—	10.4	—	10.4
Net change in advances to predecessor from DCP Midstream LLC	—	—	19.8	—	19.8
Purchase of additional interest in a subsidiary	—	—	(3.5)	—	(3.5)

Net cash provided by (used in) financing activities	18.8	(1.8)	10.7	—	27.7

Net change in cash and cash equivalents	—	9.3	4.0	(3.6)	9.7
Cash and cash equivalents, beginning of period	—	1.6	1.3	(0.8)	2.1

Cash and cash equivalents, end of period	$—	$10.9	$5.3	$(4.4)	$11.8

(a)	The financial information for the nine months ended September 30, 2010 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

19.	Subsequent Events

On October 26, 2011, the board of directors of the General Partner declared a quarterly distribution of $0.64 per unit, payable on November 14, 2011 to unitholders of record on November 7, 2011.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On November 4, 2011, we entered into agreements with DCP Midstream, LLC, to acquire the remaining 49.9% interest in East Texas for aggregate consideration of $165.0 million, subject to certain working capital and other customary purchase price adjustments. Prior to the contribution of the additional interest in East Texas, we owned a 50.1% interest which we account for as a consolidated subsidiary. The contribution of the remaining 49.9% interest in East Texas represents a transaction between entities under common control, but does not represent a change in reporting entity. Accordingly, we will include the results of the remaining 49.9% interest in East Texas prospectively from the date of acquisition. This acquisition is expected to close by the first quarter of 2012.

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

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 33.33% interest in Southeast Texas for all periods presented. We refer to our 33.33% interest in Southeast Texas, prior to our acquisition from DCP Midstream, LLC in January 2011, as our “predecessor.” We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction to partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. Specifically, the terms of the joint venture agreement provide that distributions and earnings to us for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions and earnings related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Midstream, LLC’s respective ownership interests in Southeast Texas. These terms of the agreement are not reflected in the historical financial statements.

Crude oil prices have recently experienced significant volatility, but have remained at favorable levels. NGL prices have been less volatile than crude oil as a result of the favorable demand environment, and have also remained at favorable levels, while natural gas prices have remained relatively low. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains robust in areas with liquids rich gas. In certain of our areas, drilling remains depressed. In addition, advances in technology, such as horizontal drilling and fractionation in shale plays, have led to certain geographic areas becoming increasingly accessible. Gas prices currently remain modest due to increased supply relative to demand. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production.

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

On March 24, 2011, we acquired two NGL fractionation facilities, or DJ Basin NGL Fractionators, for $30.0 million. The DJ Basin NGL Fractionators, which provide fee-based margins under a long-term contract, are co-located with and operated by DCP Midstream, LLC.

On August 1, 2011, we reached an agreement with DCP Midstream, LLC for us to construct a 200 MMcf/d cryogenic natural gas processing plant, or the Eagle Plant, in the Eagle Ford shale. The Eagle Plant, which represents an investment of approximately $120.0 million, will enhance DCP Midstream, LLC’s existing South Texas super system comprised of 5 natural gas processing plants totaling approximately 800 MMcf/d of capacity. The Eagle Plant will be the enterprise’s most efficient plant in the Eagle Ford shale. DCP Midstream, LLC will provide upstream and downstream interconnects to the plant. In support of our construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Midstream, LLC to purchase certain tangible assets and land located in the Eagle Ford Shale for $23.4 million.

On November 4, 2011, we entered into agreements with DCP Midstream, LLC, to acquire the remaining 49.9% interest in East Texas for aggregate consideration of $165.0 million, subject to certain working capital and other customary purchase price adjustments. Prior to the contribution of the additional interest in East Texas, we owned a 50.1% interest which we account for as a consolidated subsidiary. The contribution of the remaining 49.9% interest in East Texas represents a transaction between entities under common control, but does not represent a change in reporting entity. Accordingly, we will include the results of the remaining 49.9% interest in East Texas prospectively from the date of acquisition. This acquisition is expected to close by the first quarter of 2012.

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

Financial results for the first three quarters of the year were in line with our previously provided 2011 forecast. We raised our distributions for the three quarters, resulting in a 4.9% increase in our quarterly distribution rate over the rate declared in the third quarter of 2010. The distributions reflect our business results as well as our recent execution on growth opportunities.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. In 2011, we anticipate maintenance capital expenditures of between $10.0 million and $15.0 million, and expenditures for expansion capital of between $35.0 million and $50.0 million, including $10.0 million for the expansion of storage capacity at our Southeast Texas system. We additionally plan to construct the Eagle Plant for approximately $120.0 million, with capital expenditures to be incurred by the fourth quarter of 2012 when the plant is expected to be online. The board of directors may approve additional growth capital during the year, at its discretion. This capital does not include any acquisitions or additional investment opportunities that may be identified throughout the course of the year and approved by our management and our board of directors.

Through the remainder of 2011, we expect to continue to pursue a multi-faceted growth strategy, which may include executing on organic opportunities around our footprint, third party acquisitions, and investment opportunities with or from our general partner in order to grow our distributable cash flows.

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

We define gross margin as total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. We define adjusted segment gross margin as segment gross margin plus non-cash commodity derivative losses, less non-cash commodity derivative gains for that segment. Gross margin, segment gross margin and adjusted segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin, segment gross margin and adjusted segment gross margin should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.

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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners less non-cash commodity derivative gains for that segment, plus depreciation and amortization expense and non-cash commodity derivative losses for that segment, adjusted for any noncontrolling interest on depreciation and amortization expense for that segment. We use adjusted segment EBITDA, which is a financial measure not defined in GAAP. Adjusted segment EBITDA is used as a supplemental performance measure by our management and we believe by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

Distributable Cash Flow — We define Distributable Cash Flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities (see “— Liquidity and Capital Resources” for further definition of maintenance capital expenditures). Maintenance capital expenditures are capital expenditures made where we add on to or improve capital assets owned, or acquire or construct new capital assets, if such expenditures are made to maintain, including over the long-term, our operating or earnings capacity. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner. Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$66.3	$—	$101.9	$58.1
Interest expense	8.6	7.5	25.0	22.0
Income tax expense	0.2	0.1	0.4	0.5
Operating and maintenance expense	31.5	19.2	77.3	58.8
Depreciation and amortization expense	20.6	19.2	60.6	55.7
General and administrative expense	9.4	8.2	27.0	25.0
Step acquisition — equity interest re-measurement gain	—	(9.1)	—	(9.1)
Other income	(0.2)	(0.5)	(0.4)	(1.0)
Other income — affiliates	—	—	—	(3.0)
Earnings from unconsolidated affiliates	(10.0)	(8.2)	(28.6)	(29.0)
Net (loss) income attributable to noncontrolling interests	(0.4)	3.3	12.8	4.4

Gross margin	$126.0	$39.7	$276.0	$182.4

Non-cash commodity derivative mark-to-market (a)	$60.0	$(18.5)	$48.1	$11.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Reconciliation of Non-GAAP Measures

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$75.4	$5.9	$112.8	$81.3
Operating and maintenance expense	22.8	15.0	55.0	48.2
Depreciation and amortization expense	17.5	17.3	52.4	52.1
Other income	—	(0.5)	—	(1.0)
Earnings from unconsolidated affiliates	(10.0)	(8.2)	(28.6)	(28.2)
Net (loss) income attributable to noncontrolling interests	(0.4)	3.3	12.8	4.4

Segment gross margin	$105.3	$32.8	$204.4	$156.8

Non-cash commodity derivative mark-to-market (a)	$59.9	$(18.0)	$48.8	$12.7

Wholesale Propane Logistics segment:

Segment net income (loss) attributable to partners	$2.1	$(1.1)	$20.9	$8.9
Operating and maintenance expense	3.2	3.1	11.0	8.3
Depreciation and amortization expense	0.7	1.0	2.1	1.6
Other income — affiliates	—	—	—	(3.0)

Segment gross margin	$6.0	$3.0	$34.0	$15.8

Non-cash commodity derivative mark-to-market (a)	$0.1	$(0.5)	$(0.7)	$(1.1)

NGL Logistics segment:

Segment net income attributable to partners	$7.0	$11.1	$20.6	$15.5
Operating and maintenance expense	5.5	1.1	11.3	2.3
Depreciation and amortization expense	2.4	0.8	6.1	1.9
Other income	(0.2)	—	(0.4)	—
Step acquisition — equity interest re-measurement gain	—	(9.1)	—	(9.1)
Earnings from unconsolidated affiliates	—	—	—	(0.8)

Segment gross margin	$14.7	$3.9	$37.6	$9.8

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Millions)
Reconciliation of segment net income attributable to partners to adjusted segment EBITDA:

Natural Gas Services segment:

Segment net income attributable to partners	$75.4	$5.9	$112.8	$81.3
Non-cash commodity derivative mark-to-market	(59.9)	18.0	(48.8)	(12.7)
Depreciation and amortization expense	17.5	17.3	52.4	52.1
Noncontrolling interest on depreciation and income tax	(3.4)	(3.3)	(10.2)	(10.1)

Adjusted segment EBITDA	$29.6	$37.9	$106.2	$110.6

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$2.1	$(1.1)	$20.9	$8.9
Non-cash commodity derivative mark-to-market	(0.1)	0.5	0.7	1.1
Depreciation and amortization expense	0.7	1.0	2.1	1.6

Adjusted segment EBITDA	$2.7	$0.4	$23.7	$11.6

NGL Logistics segment:
Segment net income attributable to partners	$7.0	$11.1	$20.6	$15.5
Depreciation and amortization expense	2.4	0.8	6.1	1.9

Adjusted segment EBITDA	$9.4	$11.9	$26.7	$17.4

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2010 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2011 are the same as those described in our 2010 Form 10-K, as updated by recent accounting pronouncements that we have adopted in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2011 vs. 2010		Variance Nine Months 2011 vs. 2010
	2011 (b)(c)(d)	2010 (a)(b)(c)(d)	2011 (b)(c)(d)	2010 (a)(b)(c)(d)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (h):
Natural Gas Services (e)	$268.5	$167.9	$690.4	$597.7	$100.6	60%	$92.7	16%
Wholesale Propane Logistics	100.1	65.9	452.1	308.9	34.2	52%	143.2	46%
NGL Logistics	14.7	6.1	42.3	14.5	8.6	141%	27.8	192%
Intra-segment Eliminations	—	—	(2.2)	—	—	—%	(2.2)	* %

Total operating revenues	383.3	239.9	1,182.6	921.1	143.4	60%	261.5	28%

Gross margin (f):
Natural Gas Services	105.3	32.8	204.4	156.8	72.5	221%	47.6	30%
Wholesale Propane Logistics	6.0	3.0	34.0	15.8	3.0	100%	18.2	115%
NGL Logistics	14.7	3.9	37.6	9.8	10.8	277%	27.8	284%

Total gross margin	126.0	39.7	276.0	182.4	86.3	217%	93.6	51%
Operating and maintenance expense	(31.5)	(19.2)	(77.3)	(58.8)	12.3	64%	18.5	31%
Depreciation and amortization expense	(20.6)	(19.2)	(60.6)	(55.7)	1.4	7%	4.9	9%
General and administrative expense	(9.4)	(8.2)	(27.0)	(25.0)	1.2	15%	2.0	8%
Step acquisition — equity interest re-measurement gain	—	9.1	—	9.1	(9.1)	(100)%	(9.1)	(100)%
Other income	0.2	0.5	0.4	1.0	(0.3)	(60)%	(0.6)	(60)%
Other income — affiliates	—	—	—	3.0	—	—%	(3.0)	(100)%
Earnings from unconsolidated affiliates (g)	10.0	8.2	28.6	29.0	1.8	22%	(0.4)	(1)%
Interest expense	(8.6)	(7.5)	(25.0)	(22.0)	1.1	15%	3.0	14%
Income tax expense	(0.2)	(0.1)	(0.4)	(0.5)	0.1	100%	(0.1)	(20)%
Net loss (income) attributable to noncontrolling interests	0.4	(3.3)	(12.8)	(4.4)	(3.7)	* %	8.4	191%

Net income attributable to partners	$66.3	$—	$101.9	$58.1	$66.3	100%	$43.8	75%

Other data:
Non-cash commodity derivative mark-to-market	$60.0	$(18.5)	$48.1	$11.6	$78.5	* %	$36.5	315%
Natural gas throughput (MMcf/d) (g)	1,164	1,276	1,220	1,264	(112)	(9)%	(44)	(3)%
NGL gross production (Bbls/d) (g)	37,676	40,664	39,701	40,319	(2,988)	(7)%	(618)	(2)%
Propane sales volume (Bbls/d)	15,257	14,086	23,944	20,165	1,171	8%	3,779	19%
NGL pipelines throughput (Bbls/d) (g)	68,564	41,392	57,802	39,004	27,172	66%	18,798	48%

*	Percentage change is not meaningful.

(a)	On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 33.33% interest in Southeast Texas for the three and nine months ended September 30, 2010.
(b)	Includes the results of Atlantic Energy, since July 30, 2010, the date of acquisition, in our Wholesale Propane Logistics segment.
(c)	Includes the results of our Wattenberg pipeline, Black Lake pipeline, Marysville NGL storage facility and DJ Basin NGL Fractionators since the dates of acquisition of January 28, 2010, July 30, 2010, December 30, 2010 and March 24, 2011, respectively, in our NGL Logistics Segment.
(d)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas unhedged.
(e)	Included in Natural Gas Services revenue is the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.
(f)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.
(g)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, Southeast Texas, East Texas, and Discovery and our proportionate earnings of Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.
For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.
(h)	Operating revenues include the impact of commodity derivative activity.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Included in the consolidated results of operations are the noncontrolling interests which represent the third party or affiliate interests in the non-wholly-owned entities that we consolidate, which include East Texas and Collbran, among others. Our results of operations reflect 100% of all consolidated assets, including noncontrolling interests.

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010 primarily as a result of the following:

•

$68.6 million increase related to commodity derivative activity. This includes an increase of $78.6 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $10.0 million;

•	$33.4 million increase primarily attributable to higher propane prices for our Wholesale Propane Logistics segment and our acquisition of Atlantic Energy;

•	$31.2 million increase primarily attributable to higher crude and NGL prices, partially offset by reduced volumes on our Pelico system; and

•

$10.2 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators, an additional 50% interest in Black Lake and the Wattenberg capital expansion project.

Gross Margin — Gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•

$72.5 million increase for our Natural Gas Services segment, primarily related to commodity derivative activities, higher crude oil and NGL prices, partially offset by planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset;

•

$10.8 million increase for our NGL Logistics segment primarily as a result of acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators and an additional 50% interest in Black Lake, increased throughput on our pipelines, and the Wattenberg capital expansion project; and

•

$3.0 million increase for our Wholesale Propane Logistics segment primarily as a result of higher unit margins and increased volumes. 2010 results reflect a planned outage related to our Providence terminal inspection.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of planned turnaround activity and environmental remediation at East Texas, our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators, and the Wattenberg capital expansion project. 2011 results were impacted by the timing of expenditures related to turnaround activity and the transition and integration of our acquisition of Marysville and pipeline integrity testing.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators, an additional 50% interest in Black Lake and the Wattenberg capital expansion project.

Step acquisition — equity interest re-measurement gain — The non-cash step acquisition — equity interest re-measurement gain in 2010 resulted from our acquisition of an additional 50% interest in Black Lake bringing our ownership interest in Black Lake to 100% in our NGL Logistics segment. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. As a result of acquiring an additional 50% interest in Black Lake, we remeasured our initial 50% equity interest in Black Lake to its fair value, and recognized a non-cash gain of $9.1 million.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, increased in 2011 compared to 2010, as a result of increased earnings at Discovery, partially offset by planned turnaround activity at our Southeast Texas asset. Commodity derivative activity related to our unconsolidated affiliates is included in segment gross margin.

Net loss (income) attributable to noncontrolling interests — Net income attributable to noncontrolling interests decreased in 2011 compared to 2010 due to planned turnaround activity and environmental remediation at East Texas, as well as the timing of expenditures.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Included in the consolidated results of operations are the noncontrolling interests which represent the third party or affiliate interests in the non-wholly-owned entities that we consolidate, which include East Texas and Collbran, among others. Our results of operations reflect 100% of all consolidated assets, including noncontrolling interests.

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010 primarily as a result of the following:

•	$143.9 million increase primarily as a result of our acquisition of Atlantic Energy, as well as higher propane prices for our Wholesale Propane Logistics segment;

•	$75.0 million increase primarily attributable to higher crude and NGL prices and the East Texas recovery settlement, partially offset by reduced volumes on our Pelico system;

•

$30.1 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators, the additional 50% interest in Black Lake, and the Wattenberg capital expansion project; and

•

$12.5 million increase related to commodity derivative activity. This includes an increase of $36.4 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $23.9 million.

Gross Margin — Gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•

$47.6 million increase for our Natural Gas Services segment primarily as a result of higher crude oil and NGL prices, commodity derivative activities, the East Texas recovery settlement, and increased volumes and NGL production across certain assets, partially offset by planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset;

•

$27.8 million increase for our NGL Logistics segment primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators and the Wattenberg capital expansion project. The 2010 results include a market opportunity at Seabreeze; and

•

$18.2 million increase for our Wholesale Propane Logistics segment primarily as a result of our acquisition of Atlantic Energy, higher unit margins and increased volumes. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, Atlantic Energy and an additional 50% interest in Black Lake, the Wattenberg capital expansion project, our acquisition of the DJ Basin NGL Fractionators, and planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL Fractionators, Atlantic Energy, and the Wattenberg capital expansion project.

Step acquisition — equity interest re-measurement gain — The non-cash step acquisition — equity interest re-measurement gain in 2010 resulted from our acquisition of an additional 50% interest in Black Lake bringing our ownership interest in Black Lake to 100% in our NGL Logistics segment. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. As a result of acquiring an additional 50% interest in Black Lake, we remeasured our initial 50% equity interest in Black Lake to its fair value, and recognized a non-cash gain of $9.1 million.

Other income — affiliates — Other income — affiliates results for 2010 reflect a $3.0 million payment received in the second quarter from Spectra Energy, a supplier for our Wholesale Propane Logistics segment, related to an amendment of a supply agreement to shorten the term of the agreement by two years.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2011 compared to 2010 primarily due to our additional interest in Black Lake. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction, we account for Black Lake as a consolidated subsidiary. Commodity derivative activity related to our unconsolidated affiliates is included in segment gross margin.

Net loss (income) attributable to noncontrolling interests — Net income attributable to noncontrolling interests increased in 2011 compared to 2010 as a result of the East Texas recovery settlement.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our 33.33% interest in the Southeast Texas system, our 50.1% interest in the East Texas system, our 75% interest in the Colorado system, and our 40% limited liability company interest in Discovery:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2011 vs. 2010		Variance Nine Months 2011 vs. 2010
	2011 (a)	2010 (a)(b)	2011 (a)	2010 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$190.3	$159.2	$587.1	$512.0	$31.1	20%	$75.1	15%
Transportation, processing and other	26.2	24.4	77.4	72.9	1.8	7%	4.5	6%
Gains (losses) from commodity derivative activity	52.0	(15.7)	25.9	12.8	67.7	* %	13.1	102%

Total operating revenues	268.5	167.9	690.4	597.7	100.6	60%	92.7	16%
Purchases of natural gas and NGLs	163.2	135.1	486.0	440.9	28.1	21%	45.1	10%

Segment gross margin (d)	105.3	32.8	204.4	156.8	72.5	221%	47.6	30%
Operating and maintenance expense	(22.8)	(15.0)	(55.0)	(48.2)	7.8	52%	6.8	14%
Depreciation and amortization expense	(17.5)	(17.3)	(52.4)	(52.1)	0.2	1%	0.3	1%
Other income	—	0.5	—	1.0	(0.5)	(100)%	(1.0)	(100)%
Earnings from unconsolidated affiliates (e)	10.0	8.2	28.6	28.2	1.8	22%	0.4	1%

Segment net income	75.0	9.2	125.6	85.7	65.8	715%	39.9	47%
Segment net loss (income) attributable to noncontrolling interests	0.4	(3.3)	(12.8)	(4.4)	(3.7)	* %	8.4	191%

Segment net income attributable to partners	$75.4	$5.9	$112.8	$81.3	$69.5	1,178%	$31.5	39%

Other data:
Non-cash commodity derivative mark-to-market	$59.9	$(18.0)	$48.8	$12.7	$77.9	* %	$36.1	284%
Natural gas throughput (MMcf/d) (e)	1,164	1,276	1,220	1,264	(112)	(9)%	(44)	(3)%
NGL gross production (Bbls/d) (e)	37,676	40,664	39,701	40,319	(2,988)	(7)%	(618)	(2)%

*	Percentage change is not meaningful.
(a)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets, the portion of East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas unhedged.
(b)	On January 1, 2011, we acquired a 33.33% interest in Southeast Texas for $150.0 million, in a transaction among entities under common control. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of Southeast Texas for the three and nine months ended September 30, 2010.
(c)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009 in gains (losses) from commodity derivative activity. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.
(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(e)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, Southeast Texas, East Texas and Discovery and our proportionate share of the earnings of Discovery and Southeast Texas for each period presented. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Included in the consolidated results of operations are the noncontrolling interests which represent the third party or affiliate interests in the non-wholly-owned entities that we consolidate, which include East Texas and Collbran, among others. Our results of operations reflect 100% of all consolidated assets, including noncontrolling interests.

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•

$67.7 million increase related to commodity derivative activity. This includes an increase of $78.0 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $10.3 million; and

•	$40.8 million increase attributable to higher crude and NGL prices, which impact both sales and purchases.

These increases were partially offset by:

•	$7.9 million decrease attributable to reduced volumes on our Pelico system, partially offset by an increase in transportation, processing and other revenue.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2011 compared to 2010, primarily as a result of increases in commodity prices, which impact both purchases and sales.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•	$67.7 million increase related to commodity derivative activity as discussed in the Operating Revenues section above; and

•	$8.3 million increase as a result of higher crude and NGL prices.

These increases were partially offset by:

•	$3.5 million decrease attributable to planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010 due to planned turnaround activity and environmental remediation at East Texas as well as the timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2011 compared to 2010.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, increased in 2011 compared to 2010, as a result of increased earnings at Discovery, partially offset by planned turnaround activity at our Southeast Texas asset. 2010 results reflect a different business structure and cash flow profile at Southeast Texas. Commodity derivative activity related to our unconsolidated affiliates is included in segment gross margin.

Segment net loss (income) attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests decreased in 2011 compared to 2010 due to planned turnaround activity and environmental remediation at East Texas, as well as the timing of expenditures.

Natural Gas Throughput — Natural gas transported, processed and/or treated decreased in 2011 compared to 2010 primarily as a result of reduced volumes on our Pelico system, planned turnaround activity at our East Texas and Southeast Texas assets, and an extended planned third party outage at our Wyoming asset.

NGL Gross Production — NGL production decreased in 2011 compared to 2010 primarily attributable to planned turnaround activity at our East Texas and Southeast Texas assets, changes in contract mix and an extended planned third party outage at our Wyoming asset.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Included in the consolidated results of operations are the noncontrolling interests which represent the third party or affiliate interests in the non-wholly-owned entities that we consolidate, which include East Texas and Collbran, among others. Our results of operations reflect 100% of all consolidated assets, including noncontrolling interests.

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$88.2 million increase attributable to higher crude and NGL prices, which impact both sales and purchases;

•

$13.1 million increase related to commodity derivative activity. This includes an increase of $36.0 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $22.9 million; and

•	$6.6 million increase attributable to the East Texas recovery settlement.

These increases were partially offset by:

•

$15.2 million decrease attributable to reduced volumes on our Pelico system, partially offset by increased volumes across certain assets and an increase in transportation, processing and other revenue.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2011 compared to 2010, primarily as a result of increases in commodity prices, which impact both purchases and sales.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•	$21.5 million increase as a result of higher crude oil and NGL prices;

•	$13.1 million increase related to commodity derivative activity as discussed in the Operating Revenues section above;

•	$6.6 million increase attributable to the East Texas recovery settlement; and

•

$6.4 million increase primarily attributable to increased volumes and NGL production across certain assets and changes in contract terms, partially offset by planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010 due to planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2011 compared to 2010.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 33.33% ownership of Southeast Texas, remained relatively constant in 2011 compared to 2010. 2010 results reflect business interruption insurance recoveries and a different business structure and cash flow profile at Southeast Texas. Commodity derivative activity related to our unconsolidated affiliates is included in segment gross margin.

Segment net loss (income) attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests increased in 2011 compared to 2010, with $4.6 million due to the East Texas recovery settlement.

Natural Gas Throughput — Natural gas transported, processed and/or treated decreased in 2011 compared to 2010 primarily as a result of reduced volumes on our Pelico system.

NGL Gross Production — NGL production remained relatively stable in 2011 compared to 2010.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2011 vs. 2010		Variance Nine Months 2011 vs. 2010
	2011	2010 (a)	2011	2010 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$100.1	$66.7	$453.4	$309.5	$33.4	50%	$143.9	46%
Other	(0.1)	—	0.1	0.2	(0.1)	(100)%	(0.1)	(50)%
Gains (losses) from commodity derivative activity	0.1	(0.8)	(1.4)	(0.8)	0.9	* %	(0.6)	(75)%

Total operating revenues	100.1	65.9	452.1	308.9	34.2	52%	143.2	46%
Purchases of propane	94.1	62.9	418.1	293.1	31.2	50%	125.0	43%

Segment gross margin (b)	6.0	3.0	34.0	15.8	3.0	100%	18.2	115%
Operating and maintenance expense	(3.2)	(3.1)	(11.0)	(8.3)	0.1	3%	2.7	33%
Depreciation and amortization expense	(0.7)	(1.0)	(2.1)	(1.6)	(0.3)	(30)%	0.5	31%
Other income — affiliates	—	—	—	3.0	—	—%	(3.0)	(100)%

Segment net income (loss) attributable to partners	$2.1	$(1.1)	$20.9	$8.9	$3.2	* %	$12.0	135%

Other data:
Non-cash commodity derivative mark-to-market	$0.1	$(0.5)	$(0.7)	$(1.1)	$0.6	* %	$0.4	36%
Propane sales volume (Bbls/d)	15,257	14,086	23,944	20,165	1,171	8%	3,779	19%

*	Percentage change is not meaningful.
(a)	Includes the results of our Chesapeake terminal, acquired July 30, 2010 from Atlantic Energy.
(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following

•	$28.5 million increase attributable to higher propane prices, which impacts both purchases and sales;

•	$4.8 million increase primarily attributable to our acquisition of Atlantic Energy; and

•	$0.9 million increase related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2011 compared to 2010 due to higher propane prices, which impact both sales and purchases, and our acquisition of Atlantic Energy.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of higher unit margins and increased volumes. 2010 results reflect a planned outage related to our Providence terminal inspection.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2011 compared to 2010.

Propane Sales Volume —Propane sales volumes increased in 2011 compared to 2010. 2010 results reflect a planned outage related to our Providence terminal inspection.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$79.8 million increase attributable to higher propane prices, which impacts both purchases and sales; and

•	$64.0 million increase primarily as a result of our acquisition of Atlantic Energy.

These increases were partially offset by:

•	$0.6 million decrease related to commodity derivative activity.

Purchases of Propane — Purchases of propane increased in 2011 compared to 2010 due to higher propane prices, which impact both sales and purchases, and our acquisition of Atlantic Energy.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of our acquisition of Atlantic Energy, higher unit margins and increased volumes. 2010 results reflect a planned outage related to our Providence terminal inspection and reduced demand as a result of an early spring and warmer weather.

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

Results of Operations — NGL Logistics Segment

The segment consists of the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, the NGL storage facility in Michigan and the DJ Basin NGL Fractionators in Colorado:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2011 vs. 2010		Variance Nine Months 2011 vs. 2010
	2011 (d)	2010 (b)	2011 (d)	2010 (b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$—	$1.8	$4.9	$4.6	$(1.8)	* %	$0.3	7%
Transportation, processing and other	14.7	4.3	37.4	9.9	10.4	242%	27.5	278%

Total operating revenues	14.7	6.1	42.3	14.5	8.6	141%	27.8	192%
Purchases of NGLs	—	2.2	4.7	4.7	(2.2)	(100)%	—	—%

Segment gross margin (a)	14.7	3.9	37.6	9.8	10.8	277%	27.8	284%
Operating and maintenance expense	(5.5)	(1.1)	(11.3)	(2.3)	4.4	400%	9.0	391%
Depreciation and amortization expense	(2.4)	(0.8)	(6.1)	(1.9)	1.6	200%	4.2	221%
Step acquisition — equity interest re-measurement gain	—	9.1	—	9.1	(9.1)	(100)%	(9.1)	(100)%
Other income	0.2	—	0.4	—	0.2	100%	0.4	100%
Earnings from unconsolidated affiliates (c)	—	—	—	0.8	—	—%	(0.8)	(100)%

Segment net income attributable to partners	$7.0	$11.1	$20.6	$15.5	$(4.1)	(37)%	$5.1	33%

Other data:
NGL pipelines throughput (Bbls/d) (c)	68,564	41,392	57,802	39,004	27,172	66%	18,798	48%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(b)	Includes the results of our Wattenberg pipeline and our Black Lake pipeline since the dates of acquisition of January 28, 2010 and July 30, 2010, respectively.
(c)	For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.
(d)	Includes the results of our Marysville NGL storage facility and our DJ Basin NGL Fractionators since the dates of acquisition of December 30, 2010 and March 24, 2011, respectively.

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators, an additional 50% interest in Black Lake and the Wattenberg capital expansion project.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators and an additional 50% interest in Black Lake, increased throughput on our pipelines, and the Wattenberg capital expansion project.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake and the DJ Basin NGL Fractionators, and the Wattenberg capital expansion project. 2011 results were impacted by the timing of expenditures related to the transition and integration of our Marysville acquisition and pipeline integrity testing.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL Fractionators, an additional 50% interest in Black Lake and the Wattenberg capital expansion project.

Step acquisition — equity interest re-measurement gain — The non-cash step acquisition — equity interest re-measurement gain in 2010 resulted from our acquisition of an additional 50% interest in Black Lake bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. As a result of acquiring an additional 50% interest in Black Lake, we remeasured our initial 50% equity interest in Black Lake to its fair value, and recognized a non-cash gain of $9.1 million.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2011 compared to 2010 as a result of the Wattenberg capital expansion project, volume growth on our pipelines and our acquisition of an additional 50% interest in Black Lake,.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

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

Step acquisition — equity interest re-measurement gain — The non-cash step acquisition — equity interest re-measurement gain in 2010 resulted from our acquisition of an additional 50% interest in Black Lake bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary. As a result of acquiring an additional 50% interest in Black Lake, we remeasured our initial 50% equity interest in Black Lake to its fair value, and recognized a non-cash gain of $9.1 million.

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

On August 17, 2011, we entered into an equity distribution agreement with Citigroup Global Markets Inc., or Citi. The agreement provides for the offer and sale from time to time through Citi, our sales agent, common units having an aggregate offering amount of up to $150 million. During the three months ended September 30, 2011, we issued 345,031 of our common units pursuant to this equity distribution agreement. We received proceeds of $12.5 million from the issuance of these common units, net of commissions and offering costs of $0.5 million, which were used to finance growth opportunities.

In March 2011, we executed a public equity offering which generated net proceeds of $139.7 million. The proceeds from the equity issuance were used primarily to fund our growth strategy, including acquisitions and organic expansion. The 2011 acquisitions include our purchase of a 33.33% interest in Southeast Texas for total cash consideration of $150.0 million and the DJ Basin NGL Fractionators for total cash consideration of $30.0 million. Our portion of expansion capital expenditures for the three and nine months ended September 30, 2011 was $11.8 million and $30.2 million, respectively.

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

Our Credit Agreement consists of a revolving credit facility with capacity of $850.0 million, which matures on June 21, 2012. As of September 30, 2011, the outstanding balance on the revolving credit facility was $476.0 million resulting in unused revolver capacity of $372.9 million, of which approximately $346.0 million was available for general working capital purposes.

We are actively executing on a plan to refinance our credit facility and are currently in negotiations with a group of banks, including lenders to our existing credit facility, regarding a proposed five-year $1.0 billion revolving credit facility (the proposed credit facility). We anticipate the proposed credit facility would be priced at current market rates and contain covenants and other terms that are similar to those in our existing credit agreement. There can be no assurance that we will be able to finalize the proposed credit facility and have the loans contemplated by the proposed credit facility available to us.

Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the June 21, 2012 maturity date. As of November 3, 2011, we had approximately $360.9 million of unused capacity under the Credit Agreement.

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

In September 2011, we issued 4,000 common limited partner units, from our long-term incentive plan, or LTIP, to non-employee directors as compensation for their service during 2011.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of November 3, 2011, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $70.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. As of November 3, 2011, we had a contingent letter of credit facility for up to $10.0 million, on which we pay a fee of 0.50% per annum. As of November 3, 2011, we had no letters of credit issued on this facility; we will pay a net fee of 1.75% per annum on letters of credit issued on this facility. This contingent letter of credit facility was issued directly by a financial institution and does not reduce the available capacity under our credit facility. These parental guarantees and contingent letter of credit facility reduce the amount of cash we may be required to post as collateral. As of November 3, 2011, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had a working capital deficit of $493.8 million as of September 30, 2011, compared to working capital of $20.8 million as of December 31, 2010. Included in these working capital amounts are net derivative working capital liabilities of $28.0 million and $41.1 million as of September 30, 2011 and December 31, 2010, respectively. The change in working capital is primarily attributable to the conversion of our revolving credit facility, on which we had $476.0 million outstanding as of September 30, 2011, from long-term to short-term and the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of September 30, 2011, we had $2.0 million in cash and cash equivalents. Of this balance, $1.3 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which has the potential to impact our cash collateral and reporting requirements for our trading activities and derivative positions depending on the final regulations adopted by the United States Commodity Futures Trading Commission and the U.S. Securities and Exchange Commission.

Cash Flow — Operating, investing and financing activities was as follows:

	Nine Months Ended September 30,
	2011	2010
	(Millions)
Net cash provided by operating activities	$148.9	$136.9
Net cash used in investing activities	$(232.6)	$(154.9)
Net cash provided by financing activities	$79.0	$27.7

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

We paid approximately $23.9 million for our net hedge cash settlements for the nine months ended September 30, 2011 and received $0.1 million for the nine months ended September 30, 2010. On April 18, 2011, we made an estimated federal tax payment of $29.3 million related to our acquisition of Marysville and the conversion of the entity’s organizational structure from a corporation to a limited liability company. In addition, we received $5.8 million from DCP Midstream, LLC, related to the sale of surplus equipment as of September 30, 2010.

We received cash distributions from unconsolidated affiliates of $36.3 million and $30.4 million during the nine months ended September 30, 2011 and 2010, respectively. Distributions exceeded earnings by $7.7 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Net Cash Used in Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2011 was comprised of: (1) acquisition expenditures of $29.6 million related to our acquisition of our DJ Basin NGL Fractionators, $23.4 million related to construction of our Eagle Plant, and a payment of $7.5 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; (2) acquisition expenditures of $114.3 million, representing the carrying value of the net assets acquired, related to our acquisition of Southeast Texas; (3) capital expenditures of $46.4 million (our portion of which was $36.8 million and the noncontrolling interest holders’ portion was $9.6 million); and (4) investments in unconsolidated affiliates of $13.2 million; partially offset by (5) a return of investment from unconsolidated affiliates of $1.6 million; and (6) proceeds from sales of assets of $0.2 million.

Net cash used in investing activities during the nine months ended September 30, 2010 was comprised of: (1) acquisition expenditures of $103.8 million related to our acquisition of Atlantic Energy, the Wattenberg NGL pipeline and an additional 55% interest in Black Lake; (2) capital expenditures of $37.1 million (our portion of which was $23.9 million and the noncontrolling interest holders’ portion was $13.2 million); and (3) investments in unconsolidated affiliates of $27.0 million, consisting of our predecessor’s investment in Southeast Texas of $26.3 million to fund the acquisition of the Raywood processing plant and Liberty gathering system and investments in Discover of $0.7 million; partially offset by (4) net proceeds from sale of available-for-sale securities of $10.1 million; (5) proceeds from sale of assets of $1.7 million; and (6) a return of investment from Discovery of $1.2 million.

Net Cash Provided by (Used in) Financing Activities — Net cash provided by financing activities during the nine months ended September, 2011 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $152.0 million; (2) net borrowing of debt of $78.0 million; and (3) contributions from noncontrolling interests of $9.1 million; partially offset by (4) distributions to our unitholders and general partner of $97.5 million; (5) excess purchase price over the acquired net assets of Southeast Texas of $35.7 million; (6) distributions to noncontrolling interests of $26.8 million; and (7) payment of deferred financing costs of $0.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2010 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $93.2 million; (2) a net change in advances to predecessor from DCP Midstream, LLC of $19.8 million; and (3) contributions from noncontrolling interests of $10.4 million; partially offset by (4) distributions to our unitholders and general partner of $74.4 million; (5) distributions to noncontrolling interests of $16.0 million; (6) purchase of additional interest in a subsidiary of $3.5 million; (7) payment of deferred financing costs of $1.6 million; and (8) net repayment of debt of $0.2 million.

During the nine months ended September 30, 2011, total outstanding indebtedness under our $850.0 million Credit Agreement, which includes borrowings under our revolving credit facility, our term loan facility and letters of credit issued under the Credit Agreement, was not less than $425.5 million and did not exceed $591.1 million. The weighted-average indebtedness outstanding for the nine months ended September 30, 2011 was $485.5 million.

We had unused revolver capacity, which is available commitments under the Credit Agreement, of $372.9 million as of September 30, 2011.

During the nine months ended September 30, 2011, we had the following net movements on our revolving credit facility:

•	$150.0 million borrowing to fund the acquisition of our 33.33% interest in Southeast Texas;

•	$30.0 million borrowing to fund the purchase of the DJ Basin NGL Fractionators;

•	$29.3 million borrowing to fund the Marysville tax payment; and

•	$23.4 million borrowing to fund the purchase of certain tangible assets and land located in the Eagle Ford Shale; partially offset by

•	$139.7 million repayment financed by the issue of 3,596,636 common units in March 2011;

•	$12.5 million repayment financed by the issue of 345,031 common units in the third quarter of 2011; and

•	$2.5 million net repayments.

During the nine months ended September, 2010, we had the following net movements on our revolving credit facility:

•	247.8 million repayment financed by the issuance of $250.0 million of our 3.25% Senior Notes due October 1, 2015;

•	$93.1 million repayment financed by the issuance of 2,990,000 common units in August 2010; and

•	$14.0 million net repayments; partially offset by

•	$66.3 million borrowing to fund the acquisition of Atlantic Energy, which includes $17.3 million for propane inventory and working capital;

•	$22.0 million borrowing to fund the acquisition of the Wattenberg pipeline;

•	$16.6 million borrowing to fund the acquisition of an additional 55% interest in Black Lake; and

•	$10.0 million borrowing to fund repayment of our term loan facility.

During the nine months ended September 30, 2010, we had a repayment of $10.0 million on our term loan facility and released $10.0 million of restricted investments which were required as collateral for the facility.

We expect the payment of distributions to our unitholders and general partner to be a significant use of cash from financing activities. See Note 11 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:

•

maintenance capital expenditures, which are cash expenditures where we add on to or improve capital assets owned, including certain system integrity and safety improvements, or acquire or construct new capital assets if such expenditures are made to maintain, including over the long-term, our operating or earnings capacity; and

•

expansion capital expenditures, which are cash expenditures for acquisitions or capital improvements where we add on to or improve the capital assets owned, or acquire or construct new gathering lines, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets in each case if such addition, improvement, acquisition or construction is made to increase our operating or earnings capacity.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. In 2011, we anticipate maintenance capital expenditures of between $10.0 million and $15.0 million, and expenditures for expansion capital of between $35.0 million and $50.0 million, including $10.0 million for the expansion of storage capacity at our Southeast Texas system. We additionally plan to construct the Eagle Plant for approximately $120.0 million, with capital expenditures to be incurred by the fourth quarter of 2012 when the plant is expected to be online. The board of directors may approve additional growth capital during the year, at their discretion.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$6.6	$30.2	$36.8	$4.1	$19.8	$23.9
Noncontrolling interest portion	3.7	5.9	9.6	4.9	8.3	13.2

Total	$10.3	36.1	$46.4	$9.0	$28.1	$37.1

In addition, we invested cash in unconsolidated affiliates of $13.2 million and $27.0 million during the nine months ended September 30, 2011 and 2010, respectively, to fund our share of capital expansion projects. Our expansion capital improvements forecast includes $10.0 million of expenditures, shown as investments in unconsolidated affiliates, for capital improvements related to our January 2011 Southeast Texas acquisition.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $97.5 million during the nine months ended September 30, 2011, as compared to $74.4 million for the same period in 2010. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of an $850.0 million revolving credit facility as of September 30, 2011. The Credit Agreement matures on June 21, 2012. As of September 30, 2011, the outstanding balance on the revolving credit facility was $476.0 million resulting in unused revolver capacity of $372.9 million, of which approximately $346.0 million was available for general working capital purposes.

Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit. As of September 30, 2011 and December 31, 2010, we had $1.1 million and $32.1 million, respectively, of outstanding letters of credit issued under the Credit Agreement.

The term loan facility, which was repaid during the first quarter of 2010, was secured at all times by high-grade securities, in an amount equal to or greater than the outstanding principal amount of the term loan. Upon the repayment of term loan facility during the first quarter of 2010, the amount of our revolving credit facility increased by the amount repaid.

As of September 30, 2011, the weighted-average interest rate on our revolving credit facility was 0.75% per annum, excluding the impact of interest rate swaps.

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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of September 30, 2011, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$789.2	$501.3	$25.5	$262.4	$—
Operating lease obligations (b)	35.6	14.1	16.8	3.6	1.1
Purchase obligations (c)	538.4	358.7	77.8	75.6	26.3
Other long-term liabilities (d)	12.4	—	0.5	0.2	11.7

Total	$1,375.6	$874.1	$120.6	$341.8	$39.1

(a)	Includes interest payments on debt that has been swapped to a fixed-rate obligation and on debt securities that have been issued. Interest payments on debt that has not been swapped to a fixed-rate obligation are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of September 30, 2011. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $11.3 million of asset retirement obligations and $1.1 million of environmental reserves recognized in the September 30, 2011 condensed consolidated balance sheet.

We have no items that are classified as off balance sheet obligations.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-08 “Intangibles – Goodwill and Other (Topic 350),” or ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, which amends Accounting Standards Codification, or ASC, Topic 350 “Intangibles — Goodwill and Other.” ASU 2011-08 provides additional guidance on the two-step test for goodwill impairment as previously described in Topic 350 “Intangibles — Goodwill and Other.” Under the new guidance, entities may elect to first assess qualitative factors instead of calculating the fair value of a reporting unit unless the entity determines that it is more likely than not the fair value of the reporting unit is less than its carrying value. This ASU is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to adopt ASU 2011-08 for our 2011 annual goodwill impairment test. There was no impact from the adoption of ASU 2011-08 on our condensed consolidated results of operations, cash flows and financial position.

ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends ASC, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for us for interim and annual periods beginning after December 15, 2011 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

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

We mitigate a portion of our interest rate risk with interest rate swaps and forward-starting interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under our revolving credit facility to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations. The forward-starting interest rate swap agreements lock in the interest rate associated with our anticipated future fixed-rate debt, thereby reducing the exposure to market rate fluctuations prior to issuance.

At September 30, 2011, we had interest rate swap agreements totaling $450.0 million, of which we have designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting. As we generally expect to have variable-rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these arrangements mitigate our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

At September 30, 2011, we had forward-starting interest rate swap agreements totaling $195.0 million, which we have designated as cash flow hedges. As we anticipate entering into future fixed-rate debt at levels equal to or exceeding our forward-starting swap positions during their term, the entire $195.0 million of these arrangements mitigate a portion of our interest rate risk through the term of our anticipated debt into 2022. Based on our current operations we believe our forward-starting interest rate swap agreements mitigate a portion of our interest rate risk associated with our anticipated future fixed-rate debt.

As of September 30, 2011, the effective weighted-average interest rate on our outstanding debt was 4.0%, taking into account our interest rate swap agreements totaling $450.0 million.

Based on the annualized unhedged borrowings under our credit facility of $51.0 million as of September 30, 2011, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $0.3 million annualized increase or decrease in interest expense.

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

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of November 3, 2011:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
October 2011 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
October 2011 — December 2014	Natural Gas	(1000) MMBtu/d	Texas Gas Transmission Price (b)	$4.87/MMBtu
October 2011 — December 2011	Natural Gas	(400) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (d)	$4.21/MMBtu
October 2011 — December 2011	NGL’s	(2,559) Bbls/d	Mt. Belvieu Non-TET (e)	$0.55-2.52/Gal
January 2012 — March 2012	NGL’s	(1,869) Bbls/d	Mt. Belvieu Non-TET (e)	$1.48-2.19/Gal
April 2012 — December 2012	NGL’s	(702) Bbls/d	Mt. Belvieu Non-TET (e)	$2.20/Gal
October 2011 — December 2011	Crude Oil	(2,200) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$56.75 - $83.80/Bbl
January 2012 — December 2012	Crude Oil	(2,325) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$66.72 - $99.85/Bbl
January 2013 — December 2013	Crude Oil	(2,250) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60 - $99.85/Bbl
January 2014 — December 2014	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(1,000) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00 - $100.04/Bbl
January 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl
October 2011 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu
October 2011 — December 2011	Crude Oil	1,620 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$93.40 - 109.85/Bbl
January 2012 — March 2012	Crude Oil	1,350 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$86.45/Bbl
April 2012 — December 2012	Crude Oil	700 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d)	The Inside FERC monthly published index price for natural gas delivered into the Houston Ship Channel area.
(e)	The average monthly OPIS price for Mt. Belvieu Non-TET.

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range

October 2011 — December 2012	Crude Oil	600 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $97.40/Bbl
January 2013 — December 2013	Crude Oil	400 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $96.50/Bbl
(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.
(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

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

We estimate the following non-cash sensitivities in 2011 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$1.1
Crude oil prices	$5.00	Barrel	$12.8
NGL prices	$0.10	Gallon	$2.1

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or the Commission, under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibits

Exhibit Number		Description

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.1	*	Amended and Restated Credit Agreement, dated June 1, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.2	*	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.3	*	First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.4++		Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011.

12.1		Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 9, 2011.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP its General Partner

By:	DCP Midstream GP, LLC its General Partner

By:	/s/ Mark A. Borer
	Name:	Mark A. Borer
	Title:	Chief Executive Officer

By:	/s/ Angela A. Minas
	Name:	Angela A. Minas
	Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.1	*	Amended and Restated Credit Agreement, dated June 1, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s current report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.2	*	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.3	*	First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.4++		Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011.

12.1		Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the quarterly period ended September 30, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.