Form 10-Q
period 2012-03-31
DCP Midstream Partners, LP
filed 2012-05-10
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, there were outstanding 51,755,841 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the following risks and uncertainties:

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

•	the demand for NGL products by the petrochemical, refining or other industries or by the fuel markets;

•	our ability to purchase propane from our suppliers and make associated profitable sales transactions for our wholesale propane logistics business;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.1	$7.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.3 million and $0.3 million, respectively	70.1	108.6
Affiliates	106.7	106.2
Inventories	69.0	87.9
Unrealized gains on derivative instruments	38.2	41.2
Other	1.3	2.2

Total current assets	291.4	353.7
Property, plant and equipment, net	1,546.1	1,499.4
Goodwill	153.8	153.8
Intangible assets, net	143.2	145.3
Investments in unconsolidated affiliates	108.5	107.1
Unrealized gains on derivative instruments	31.2	6.4
Other long-term assets	14.7	11.7

Total assets	$2,288.9	$2,277.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$168.0	$231.7
Affiliates	38.5	46.8
Unrealized losses on derivative instruments	52.6	59.9
Other	45.4	42.1

Total current liabilities	304.5	380.5
Long-term debt	865.2	746.8
Unrealized losses on derivative instruments	36.5	32.8
Other long-term liabilities	22.2	19.0

Total liabilities	1,228.4	1,179.1

Commitments and contingent liabilities
Equity:
Predecessor equity	—	257.4
Common unitholders (51,755,841 and 44,848,703 units issued and outstanding, respectively)	1,047.5	654.4
General partner	(3.4)	(4.7)
Accumulated other comprehensive loss	(19.2)	(21.2)

Total partners’ equity	1,024.9	885.9
Noncontrolling interests	35.6	212.4

Total equity	1,060.5	1,098.3

Total liabilities and equity	$2,288.9	$2,277.4

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$270.5	$358.2
Sales of natural gas, propane, NGLs and condensate to affiliates	216.6	276.9
Transportation, processing and other	32.8	33.8
Transportation, processing and other to affiliates	11.0	5.2
Losses from commodity derivative activity, net	(9.0)	(39.1)
Gains (losses) from commodity derivative activity, net — affiliates	3.7	(1.1)

Total operating revenues	525.6	633.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	294.2	409.3
Purchases of natural gas, propane and NGLs from affiliates	137.0	152.8
Operating and maintenance expense	26.3	28.6
Depreciation and amortization expense	25.2	24.3
General and administrative expense	4.6	4.4
General and administrative expense — affiliates	7.3	7.3
Other income	(0.1)	(0.1)

Total operating costs and expenses	494.5	626.6

Operating income	31.1	7.3
Interest expense	(12.6)	(8.0)
Earnings from unconsolidated affiliates	5.7	4.5

Income before income taxes	24.2	3.8
Income tax expense	(0.2)	(0.3)

Net income	24.0	3.5
Net income attributable to noncontrolling interests	(0.7)	(3.5)

Net income attributable to partners	23.3	—
Net income attributable to predecessor operations	(2.6)	(5.9)
General partner’s interest in net income	(8.4)	(5.5)

Net income (loss) allocable to limited partners	$12.3	$(11.4)

Net income (loss) per limited partner unit — basic	$0.26	$(0.28)

Net income (loss) per limited partner unit — diluted	$0.26	$(0.28)

Weighted-average limited partner units outstanding — basic	46.9	41.3
Weighted-average limited partner units outstanding — diluted	47.0	41.3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Millions)
Net income	$24.0	$3.5

Other comprehensive income:
Reclassification of cash flow hedges into earnings	5.3	5.3
Net unrealized gains (losses) on cash flow hedges	0.3	(0.9)

Total other comprehensive income	5.6	4.4

Total comprehensive income	29.6	7.9
Total comprehensive income attributable to noncontrolling interests	(0.7)	(3.5)

Total comprehensive income attributable to partners	$28.9	$4.4

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Millions)
OPERATING ACTIVITIES:
Net income	$24.0	$3.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25.2	24.3
Earnings from unconsolidated affiliates	(5.7)	(4.5)
Distributions from unconsolidated affiliates	5.6	5.6
Net unrealized losses on derivative instruments	23.8	35.1
Other, net	0.4	2.0
Change in operating assets and liabilities, which provided (used) cash net of effects of acquisitions:
Accounts receivable	55.1	29.3
Inventories	19.0	27.8
Accounts payable	(75.7)	(29.0)
Accrued interest	2.8	2.0
Other current assets and liabilities	(12.6)	(1.3)
Other long-term assets and liabilities	(0.9)	(2.1)

Net cash provided by operating activities	61.0	92.7

INVESTING ACTIVITIES:
Capital expenditures	(53.4)	(33.1)
Acquisitions, net of cash acquired	(311.4)	(37.2)
Acquisition of unconsolidated affiliate	—	(114.2)
Investments in unconsolidated affiliates	(1.5)	(0.1)
Return of investment from unconsolidated affiliate	1.0	—
Proceeds from sale of assets	0.1	0.2

Net cash used in investing activities	(365.2)	(184.4)

FINANCING ACTIVITIES:
Proceeds from debt	722.4	547.0
Payments of debt	(604.0)	(519.0)
Payment of deferred financing costs	(2.7)	(0.1)
Excess purchase price over acquired assets	—	(35.7)
Proceeds from issuance of common units, net of offering costs	234.2	139.7
Net change in advances to predecessor from DCP Midstream, LLC	(11.5)	(7.2)
Distributions to unitholders and general partner	(36.7)	(30.1)
Distributions to noncontrolling interests	(1.7)	(5.4)
Contributions from DCP Midstream, LLC	2.7	2.9

Net cash provided by financing activities	302.7	92.1

Net change in cash and cash equivalents	(1.5)	0.4
Cash and cash equivalents, beginning of period	7.6	6.7

Cash and cash equivalents, end of period	$6.1	$7.1

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$257.4	$654.4	$(4.7)	$(21.2)	$212.4	$1,098.3
Net change in parent advances	(11.5)	—	—	—	—	(11.5)
Acquisition of additional 66.67% interest in Southeast Texas and NGL Hedge	(247.9)	39.5	—	—	—	(208.4)
Acquisition of additional 49.9% interest in East Texas	—	—	—	—	(175.8)	(175.8)
Issuance of units for Southeast Texas	—	48.0	—	—	—	48.0
Issuance of units for East Texas	—	33.0	—	—	—	33.0
Deficit purchase price under carrying value of acquired net assets	—	54.0	—	(4.2)	—	49.8
Issuance of 5,148,500 common units	—	234.0	—	—	—	234.0
Equity-based compensation	—	(0.8)	—	—	—	(0.8)
Distributions to unitholders and general partner	—	(29.6)	(7.1)	—	—	(36.7)
Distributions to noncontrolling interests	—	—	—	—	(1.7)	(1.7)
Contributions from DCP Midstream, LLC	—	2.7	—	—	—	2.7

Comprehensive income (loss):
Net income attributable to predecessor operations	2.6	—	—	—	—	2.6
Net income	—	12.3	8.4	—	0.7	21.4
Reclassification of cash flow hedges into earnings	—	—	—	5.3	—	5.3
Net unrealized losses on cash flow hedges	(0.6)	—	—	0.9	—	0.3

Total comprehensive income	2.0	12.3	8.4	6.2	0.7	29.6

Balance, March 31, 2012	$—	$1,047.5	$(3.4)	$(19.2)	$35.6	$1,060.5

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2011	$337.8	$552.2	$(6.4)	$(27.7)	$220.1	$1,076.0
Net change in parent advances	(2.9)	—	—	—	—	(2.9)
Acquisition of Southeast Texas	(114.3)	—	—	—	—	(114.3)
Excess purchase price over acquired assets	—	(35.7)	—	—	—	(35.7)
Issuance of 3,596,636 common units	—	139.6	—	—	—	139.6
Equity-based compensation	—	1.9	—	—	—	1.9
Distributions to DCP Midstream, LLC	—	(2.6)	—	—	—	(2.6)
Distributions to unitholders and general partner	—	(25.0)	(5.1)	—	—	(30.1)
Distributions to noncontrolling interests	—	—	—	—	(5.4)	(5.4)
Contributions from DCP Midstream, LLC	—	—	—	—	2.9	2.9

Comprehensive income (loss):
Net income attributable to predecessor operations	5.9	—	—	—	—	5.9
Net income	—	(11.4)	5.5	—	3.5	(2.4)
Reclassification of cash flow hedges into earnings	—	—	—	5.3	—	5.3
Net unrealized losses on cash flow hedges	—	—	—	(0.9)	—	(0.9)

Total comprehensive (loss) income	5.9	(11.4)	5.5	4.4	3.5	7.9

Balance, March 31, 2011	$226.5	$619.0	$(6.0)	$(23.3)	$221.1	$1,037.3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our or the Partnership, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; and producing, fractionating, transporting, storing and selling NGLs and condensate.

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our natural gas services business (which includes our Northern Louisiana system; our Southern Oklahoma system; our 40% limited liability company interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system; DCP East Texas Holdings, LLC, or our East Texas system (of which 49.9% was acquired in January 2012); our Michigan system; DCP Southeast Texas Holdings, GP, or our Southeast Texas system (of which 33.33% and 66.67% were acquired in January 2011 and March 2012, respectively), our NGL logistics business (which includes the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, the NGL storage facility in Michigan and the DJ Basin NGL Fractionators in Colorado), and our wholesale propane logistics business.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. As of March 31, 2011, DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, was owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by ConocoPhillips. During the third quarter of 2011, ConocoPhillips announced plans to separate its business into two stand-alone publicly traded companies, and completed the separation in May 2012. As a result of this transaction, DCP Midstream, LLC is no longer owned 50% by ConocoPhillips. ConocoPhillips’ 50% ownership interest in DCP Midstream, LLC has been transferred to the new downstream company, Phillips 66. We do not anticipate that the change in ownership will have a material impact on our business or operations. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 27% of us.

The condensed consolidated financial statements include the accounts of the Partnership and all majority-owned subsidiaries in which we have the ability to exercise control and our undivided interests in jointly owned assets. Investments in greater than 20% owned affiliates that are not variable interest entities and in which we do not have the ability to exercise control, and investments in less than 20% owned affiliates in which we have the ability to exercise significant influence, are accounted for using the equity method. All intercompany balances and transactions have been eliminated.

Our predecessor operations consist of our initial 33.33% interest in Southeast Texas, which we acquired from DCP Midstream, LLC in January 2011, and the remaining 66.67% interest in Southeast Texas and commodity derivative instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to this transaction, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K.

2.	Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends Accounting Standards Codification, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for us for interim and annual periods beginning after December 15, 2011. The provisions of ASU 2011-04 impact only disclosures, and we have disclosed information in accordance with the provisions of ASU 2011-04 within this filing.

3.	Acquisitions

On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. $192.0 million of the aggregate purchase price was financed with a portion of the net proceeds from our 4.95% 10-year Senior Notes offering. The remaining $48.0 million consideration was financed by the issuance at closing of an aggregate of 1,000,417 of our common units. DCP Midstream, LLC also provided fixed price NGL commodity derivatives, valued at $39.5 million, for the three year period subsequent to closing the newly acquired interest. The $29.6 million deficit purchase price under the historical basis of the net assets acquired and the $48.0 million of common units issued as consideration for this acquisition were recorded as an increase in common unitholders equity. Prior to the acquisition of the additional interest in Southeast Texas, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. The acquisition of the remaining 66.67% interest in Southeast Texas represents a transaction between entities under common control and a change in reporting entity. Accordingly, our consolidated financial statements have been adjusted to retrospectively include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business for all periods presented, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Combined Financial Information

The results of our 100% interest in Southeast Texas are included in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. The following table presents the previously reported December 31, 2011 condensed consolidated balance sheet, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

As of December 31, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Investment in Unconsolidated Affiliate(c)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.7	$0.9	$—	$7.6
Accounts receivable	161.4	53.4	—	214.8
Inventories	64.7	23.2	—	87.9
Other	7.1	36.3	—	43.4

Total current assets	239.9	113.8	—	353.7
Property, plant and equipment, net	1,181.8	317.6	—	1,499.4
Goodwill and intangible assets, net	255.8	43.3	—	299.1
Investments in unconsolidated affiliates	208.7	—	(101.6)	107.1
Other non-current assets	17.4	0.7	—	18.1

Total assets	$1,903.6	$475.4	$(101.6)	$2,277.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$269.2	$111.3	$—	$380.5
Long-term debt	746.8	—	—	746.8
Other long-term liabilities	46.7	5.1	—	51.8

Total liabilities	1,062.7	116.4	—	1,179.1

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	649.7	360.8	(103.4)	907.1
Accumulated other comprehensive income	(21.2)	(1.8)	1.8	(21.2)

Total partners’ equity	628.5	359.0	(101.6)	885.9
Noncontrolling interests	212.4	—	—	212.4

Total equity	840.9	359.0	(101.6)	1,098.3

Total liabilities and equity	$1,903.6	$475.4	$(101.6)	$2,277.4

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as investments in unconsolidated affiliates.
(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.
(c)	Adjustments to remove Southeast Texas 33.33% investment in unconsolidated affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The results of our 100% interest in Southeast Texas are included in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011. The following table presents the previously reported condensed consolidated statements of operations for the three months ended March 31, 2011, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

Three Months Ended March 31, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Equity Earnings (c)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$429.7	$205.4	$—	$635.1
Transportation, processing and other	35.6	3.4	—	39.0
Losses from commodity derivative activity, net	(40.2)	—	—	(40.2)

Total operating revenues	425.1	208.8	—	633.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	375.0	187.1	—	562.1
Operating and maintenance expense	24.1	4.5	—	28.6
Depreciation and amortization expense	19.9	4.4	—	24.3
General and administrative expense	9.0	2.7	—	11.7
Other income	(0.1)	—	—	(0.1)

Total operating costs and expenses	427.9	198.7	—	626.6

Operating (loss) income	(2.8)	10.1	—	7.3
Interest expense, net	(8.0)	—	—	(8.0)
Earnings from unconsolidated affiliates	8.6	—	(4.1)	4.5

(Loss) income before income taxes	(2.2)	10.1	(4.1)	3.8
Income tax expense	(0.2)	(0.1)	—	(0.3)

Net (loss) income	(2.4)	10.0	(4.1)	3.5
Net income attributable to noncontrolling interests	(3.5)	—	—	(3.5)

Net (loss) income attributable to partners	$(5.9)	$10.0	$(4.1)	$—

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as earnings from unconsolidated affiliates.
(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.
(c)	Adjustments to remove Southeast Texas equity earnings at 33.33%.

The pro forma information is not intended to reflect actual results that would have occurred if the acquired business had been combined during the period presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC for aggregate consideration of $165.0 million, subject to certain working capital and other customary purchase price adjustments. $132.0 million of the aggregate purchase price was financed with the net proceeds from our Term Loan Agreement. The remaining $33.0 million consideration was financed by the issuance at closing of an aggregate of 727,520 of our common units. The $20.2 million deficit purchase price under the historical basis of the net assets acquired and the $33.0 million of common units issued as consideration for this acquisition were recorded as an increase in common unitholders equity. Prior to the contribution of the additional interest in East Texas, we owned a 50.1% interest which we accounted for as a consolidated subsidiary. The contribution of the remaining 49.9% interest in East Texas represents a transaction between entities under common control, but does not represent a change in reporting entity. Accordingly, we have included the results of the remaining 49.9% interest in East Texas prospectively from the date of contribution.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. In January 2012, in conjunction with our acquisition of the remaining 49.9% interest in East Texas, we increased the annual fee we pay to DCP Midstream, LLC by $7.4 million. In March 2012, in conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC by $10.3 million, prorated for the remainder of the calendar year. These fees were previously allocated to East Texas and Southeast Texas. As a result of these transactions, the annual fee we pay to DCP Midstream, LLC will be $27.9 million.

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Omnibus Agreement	$4.4	$2.5
Other fees — DCP Midstream, LLC	2.8	4.7

Total — DCP Midstream, LLC	$7.2	$7.2

In addition to the Omnibus Agreement, we incurred other general and administrative fees with DCP Midstream, LLC of $0.3 million, for each of the three months ended March 31, 2012 and 2011. These amounts include allocated expenses, including professional services, insurance and internal audit. For the three months ended March 31, 2012, Southeast Texas incurred $2.5 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012. For the three months ended March 31, 2011, East Texas incurred $1.9 million in general and administrative expenses directly from DCP Midstream, LLC.

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the three months ended March 31, 2012 and 2011.

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

DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, included in our Northern Louisiana system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under an interruptible transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream, LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand are sold to DCP Midstream, LLC at an index-based price, less contractually agreed to marketing fees. Revenues associated with these activities are reported gross in our condensed consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In conjunction with our acquisitions of our East Texas system, which is part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $2.7 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

In our NGL Logistics segment, we also have a contractual arrangement with a subsidiary of DCP Midstream, LLC which provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

In conjunction with our Wattenberg pipeline and effective January 1, 2011, we entered into a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.

We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL Fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Weld County, Colorado at our DJ Basin NGL Fractionators under agreements that are effective through March 2018. During the three months ended March 31, 2012 we incurred fees of $0.2 million, which are included in operating and maintenance expense in the consolidated statements of operations.

DCP Midstream, LLC has issued parental guarantees, totaling $70.0 million as of March 31, 2012, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC. DCP Midstream, LLC previously issued parental guarantees for its 49.9% limited liability company interest in East Texas. As of March 31, 2012, parental guarantees totaling $5.0 million remained outstanding. These guarantees terminated in April 2012.

Spectra Energy

We had propane supply agreements with Spectra Energy, effective through April 2012, which provided us propane supply at our marine terminals, which were included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually. We have contracted with marine import suppliers in the past and will continue to secure optimal supply sources in the future as part of a diversified supply portfolio.

ConocoPhillips

We have multiple agreements with ConocoPhillips and its affiliates. The agreements include fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements. We anticipate continuing to purchase from and sell to ConocoPhillips and its affiliates in the ordinary course of business.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes transactions with affiliates:

	Three Months Ended March 31,
	2012	2011
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$209.2	$265.4
Transportation, processing and other	$9.2	$3.2
Purchases of natural gas, propane and NGLs	$59.9	$63.0
Gains from commodity derivative activity, net	$3.7	$(1.0)
General and administrative expense	$7.2	$7.2
Interest expense	$—	$—
Spectra Energy:
Purchases of natural gas, propane and NGLs	$73.7	$85.2
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$7.4	$11.5
Transportation, processing and other	$1.8	$2.0
Purchases of natural gas, propane and NGLs	$1.0	$1.5
General and administrative expense	$0.1	$0.1
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$2.4	$3.1

We had balances with affiliates as follows:

	March 31, 2012	December 31, 2011
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$103.4	$100.0
Accounts payable	$35.8	$22.6
Unrealized gains on derivative instruments — current	$34.4	$0.6
Unrealized gains on derivative instruments — long-term	$27.3	$—
Unrealized losses on derivative instruments — current	$(13.0)	$(0.6)
Unrealized losses on derivative instruments — long-term	$(3.8)	$—
Spectra Energy:
Accounts receivable	$0.1	$0.1
Accounts payable	$2.4	$21.4
ConocoPhillips:
Accounts receivable	$3.2	$6.1
Accounts payable	$0.3	$0.4
Unrealized gains on derivative instruments — current	$—	$2.5
Unrealized losses on derivative instruments — current	$—	$(2.0)
Unconsolidated affiliates:
Accounts payable	$—	$2.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Inventories

Inventories were as follows:

	March 31,	December 31,
	2012	2011
	(millions)
Natural gas	$17.4	$25.6
NGLs	51.6	62.3

Total inventories	$69.0	$87.9

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	March 31,	December 31,
	Life	2012	2011
		(Millions)
Gathering and transmission systems	15 — 30 Years	$1,198.3	$1,191.9
Processing, storage, and terminal facilities	20 — 50 Years	773.5	764.3
Other	0 — 30 Years	21.6	21.6
Construction work in progress		272.4	218.3

Property, plant and equipment		2,265.8	2,196.1
Accumulated depreciation		(719.7)	(696.7)

Property, plant and equipment, net		$1,546.1	$1,499.4

Interest capitalized on construction projects for the three months ended March 31, 2012 and 2011 were $1.2 million and $0.2 million, respectively.

Depreciation expense was $23.1 million and $22.2 million for the three months ended March 31, 2012 and 2011, respectively.

Asset Retirement Obligations — As of March 31, 2012, we had asset retirement obligations of $16.1 million included in other long-term liabilities in the condensed consolidated balance sheets. As of December 31, 2011, we had asset retirement obligations of $12.4 million included in other long-term liabilities in the condensed consolidated balance sheets. During the first quarter of 2012, we recorded a change in estimate to increase our asset retirement obligations by approximately $4.3 million. The change in estimate was primarily attributable to a reassessment of anticipated timing of settlements and of the original asset retirement obligation estimated amounts. For the three months ended March 31, 2012, accretion benefit was $0.6 million and for the three months ended March 31, 2011, accretion expense was $0.2 million.

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows:

	March 31,	December 31,
	2012	2011
	(Millions)
Beginning of period	$153.8	$151.2
Acquisitions	—	2.6

End of period	$153.8	$153.8

The carrying value of goodwill as of March 31, 2012 and December 31, 2011 was $82.2 million for each of the periods for our Natural Gas Services segment, $34.7 million for each of the periods for our NGL logistics segment, and $36.9 million for each of the periods for our Wholesale Propane Logistics segment.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and were as follows:

	March 31,	December 31,
	2012	2011
	(Millions)
Gross carrying amount	$164.3	$164.3
Accumulated amortization	(21.1)	(19.0)

Intangible assets, net	$143.2	$145.3

For each of the three months ended March 31, 2012 and 2011, we recorded amortization expense of $2.1 million. As of March 31, 2012, the remaining amortization periods ranged from approximately 10 years to 23 years, with a weighted-average remaining period of approximately 18 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
Remainder of 2012	$6.3
2013	8.4
2014	8.4
2015	8.4
2016	8.4
Thereafter	103.3

Total	$143.2

8.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

	Percentage of Ownership as of March 31, 2012 and December 31, 2011	Carrying Value as of
		March 31, 2012	December 31, 2011
		(Millions)
Discovery Producer Services LLC	40%	$108.3	$106.9
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$108.5	$107.1

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $32.0 million and $32.6 million at March 31, 2012 and December 31, 2011, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Discovery Producer Services LLC	$5.7	$4.5

Total earnings from unconsolidated affiliates	$5.7	$4.5

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Statements of operations:
Operating revenue	$47.2	$50.7
Operating expenses	$34.7	$40.9
Net income	$12.7	$9.8

	March 31, 2012	December 31, 2011
	(Millions)
Balance sheets:
Current assets	$34.8	$38.0
Long-term assets	390.2	360.7
Current liabilities	(44.7)	(21.1)
Long-term liabilities	(29.1)	(28.5)

Net assets	$351.2	$349.1

9.	Fair Value Measurement

Determination of Fair Value

Below is a general description of our valuation methodologies for derivative financial assets and liabilities which are measured at fair value. Fair values are generally based upon quoted market prices or prices obtained through external sources, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. Fair values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 11 Risk Management and Hedging Activities.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Interest Rate Derivative Assets and Liabilities

We use interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our existing floating rate debt for fixed-rate debt. Our swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2012 and December 31, 2011, by consolidated balance sheet caption and by valuation hierarchy as described above:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$23.6	$14.6	$38.2	$—	$40.1	$1.1	$41.2
Long-term assets:
Commodity derivatives (b)	$—	$3.3	$27.9	$31.2	$—	$5.4	$1.0	$6.4
Current liabilities (c):
Commodity derivatives	$—	$(42.7)	$(2.6)	$(45.3)	$—	$(43.1)	$(0.7)	$(43.8)
Interest rate derivatives	$—	$(7.3)	$—	$(7.3)	$—	$(16.1)	$—	$(16.1)
Long-term liabilities (d):
Commodity derivatives	$—	$(31.8)	$(0.4)	$(32.2)	$—	$(27.5)	$(0.3)	$(27.8)
Interest rate derivatives	$—	$(4.3)	$—	$(4.3)	$—	$(5.0)	$—	$(5.0)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the three months ended March 31, 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in Level 3 Fair Value Measurements

The tables below illustrate a rollforward of the amounts included in our condensed consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. The significant unobservable inputs used in determining fair value include adjustments by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers in/out of Level 3” caption.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended March 31, 2012 (a):
Beginning balance	$1.1	$1.0	$(0.7)	$(0.3)
Net realized and unrealized losses included in earnings (d)	1.0	0.2	(1.7)	(0.1)
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(0.3)	—	0.2	—
Purchases	12.8	26.7	(0.4)	—

Ending balance	$14.6	$27.9	$(2.6)	$(0.4)

Net unrealized losses still held included in earnings (d)	$1.0	$0.3	$(2.0)	$(0.1)

Three months ended March 31, 2011 (b):
Beginning balance	$0.3	$0.3	$(0.1)	$(0.5)
Net realized and unrealized (losses) gains included in earnings (d)	—	(0.1)	(2.2)	(1.9)
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(0.1)	—	—	—

Ending balance	$0.2	$0.2	$(2.3)	$(2.4)

Net unrealized gains still held included in earnings (d)	$—	$(0.1)	$(2.2)	$(1.9)

(a)	There were no issuances and sales for the three months ended March 31, 2012.
(b)	There were no purchases, issuances and sales for the three months ended March 31, 2011.
(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period. We had no transfers into and out of Level 3.
(d)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Quantitative Information and Fair Value Sensitivities Related to Level 3 Unobservable Inputs

We utilize the market approach to measure the fair value of our commodity contracts. The significant unobservable inputs used in this approach to fair value are longer dated price quotes. Our sensitivity to these longer dated forward curve prices are presented in the table below. Significant changes in any of those inputs in isolation would result in significantly different fair value measurements, depending our short or long position in contracts.

Product Group	Fair Value (Millions)	Forward Curve Range
Assets
NGL’s	$40.0	$0.38-$2.38	Per gallon
Natural Gas	$2.5	$3.09-$4.20	Per MMBtu
Liabilities
NGL’s	$(2.2)	$1.23-$2.38	Per gallon
Natural Gas	$(0.8)	$3.30-$4.20	Per MMBtu

Estimated Fair Value of Financial Instruments

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

The fair value of our interest rate swaps and commodity non-trading derivatives is based on prices supported by quoted market prices and other external sources and prices based on models and other valuation methods. The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, our NYMEX positions in natural gas, NGLs and crude oil. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from a third party pricing service and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate. The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. Each of the carrying and fair values of outstanding balances under our Credit Agreement are $267.0 million as of March 31, 2012, and $497.0 million as of December 31, 2011. The carrying and fair values of the 4.95% Senior Notes are $350.0 million and $351.7 million, respectively, as of March 31, 2012. The carrying and fair values of the 3.25% Senior Notes are $250.0 million and $252.2 million as of March 31, 2012. The carrying value of the 3.25% Senior Notes as of December 31, 2011 was $250.0 million, which approximated fair value. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy.

10.	Debt

Long-term debt was as follows:

	March 31, 2012	December 31, 2011
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.56% and 1.69%, respectively, and net effective interest rate of 3.97% and 4.86%, respectively, due November 10, 2016 (a)	$267.0	$497.0
Debt Securities
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350.0	—
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	250.0
Unamortized discount	(1.8)	(0.2)

Total long-term debt	$865.2	$746.8

(a)	This debt has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.94% to 5.19%, for a net effective rate of 3.97% on the $267.0 million of outstanding debt under our revolving credit facility as of March 31, 2012.

Credit Agreement

We have a $1.0 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.

At March 31, 2012 and December 31, 2011, we had $1.1 million of letters of credit issued and outstanding under the Credit Agreement. As of March 31, 2012, the unused capacity under the revolving credit facility was $731.9 million, of which approximately $591.1 million was available for general working capital purposes.

Our borrowing capacity is limited at March 31, 2012 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the November 10, 2016 maturity date.

Under the Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% depending on our credit rating; or (2)(a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin ranging from 0% to 0.65% depending on our credit rating. The revolving credit facility incurs an annual facility fee of 0.15% to 0.35% depending on our credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Debt Securities

On March 13, 2012, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, which are net of underwriters’ fees, related expenses and unamortized discounts of $2.3 million, $0.3 million and $1.6 million, respectively, which we used to fund a portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2012. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

On September 30, 2010, we issued $250.0 million of 3.25% 5-year Senior Notes due October 1, 2015. We received proceeds of $247.7 million, which are net of underwriters’ fees, related expenses and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively, which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

Both series of notes are senior unsecured obligations, ranking equally in right of payment with other unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Term Loan Agreement

On January 3, 2012, we entered into a 2-year Term Loan Agreement with Wells Fargo Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as lenders. We borrowed $135.0 million under the term loan on January 3, 2012, which was used to fund a portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

Other Agreements

As of March 31, 2012, we had a contingent letter of credit for up to $10.0 million, on which we pay a fee of 0.50% per annum. This facility reduces the amount of cash we may be required to post as collateral. As of March 31, 2012, we had no letters of credit issued on this facility. Any letters of credit issued on this facility will incur a fee of 1.75% per annum and will not reduce the available capacity under our credit facility.

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2011	$—
2012	—
2013	—
2014	—
2015	250.0
Thereafter	617.0

Unamortized discount	(1.8)

Total	$865.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11.	Risk Management and Hedging Activities

Our day-to-day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with both physical and financial transactions. We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The following briefly describes each of the risks that we manage.

Commodity Price Risk

Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2016 with commodity derivative instruments. Given the limited liquidity and tenor of the NGL derivatives market, we have primarily utilized crude oil swaps and costless collars to mitigate a portion of our commodity price exposure for NGLs. For the nearer tenor where there is greater liquidity in the NGL derivatives market, we have periodically also utilized NGL derivatives. Historically, prices of NGLs have been generally related to the price of crude oil, with some exceptions, notably in late 2008 to early 2009, when NGL pricing was at a greater discount to crude oil pricing. When the relationship of NGL prices to crude oil prices is at a discount to historical ranges, we experience additional exposure as a result of the relationship. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a retail propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may on occasion use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and any change in fair value is reflected in the current period within our condensed consolidated statements of operations as a gain or loss on commodity derivative activity.

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting, whereby changes in fair value are recorded directly to the condensed consolidated statements of operations; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting.

Natural Gas Storage and Pipeline Asset Based Commodity Derivative Program — Our natural gas storage and pipeline assets are exposed to certain risks including changes in commodity prices. We manage commodity price risk related to our natural gas storage and pipeline assets through our commodity derivative program. The commercial activities related to our natural gas storage and pipeline assets primarily consist of the purchase and sale of gas and associated time spreads and basis spreads.

A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow us to lock in a margin supported by the injection, withdrawal, and

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

storage capacity of our natural gas storage assets. We may execute basis spread transactions to mitigate the risk of sale and purchase price differentials across our system. A basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas, including injections and withdrawals from storage. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our condensed consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

Commodity Cash Flow Hedges — On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business.

During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with this forecasted purchase of natural gas, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. These cash flow hedges were in a loss position of $3.5 million as of March 31, 2012 and will fluctuate in value through the term of construction. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, following completion of the additional storage cavern, any deferred gain or loss at the time of the purchase will remain in AOCI until the cavern is emptied and the base gas is sold.

In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. To mitigate the risk associated with the forecasted re-purchase of base gas, in 2008 we executed a series of derivative financial instruments, which were designated as cash flow hedges. The cash paid upon settlement of these hedges economically offsets the cash paid to purchase the base gas. As a result, a deferred loss of $2.7 million was recognized and will remain in AOCI until such time that our cavern is emptied and the base gas is sold.

Interest Rate Risk

We mitigate a portion of our interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under our revolving credit facility to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations.

At December 31, 2011, we had interest rate swap agreements totaling $450.0 million, of which we had designated $425.0 million as cash flow hedges and accounted for the remaining $25.0 million under the mark-to-market method of accounting. In March 2012, we paid down a portion of the revolving credit facility and, as a result, we discontinued cash flow hedge accounting on $225.0 million of our interest rate swap agreements.

At March 31, 2012, we had interest rate swap agreements totaling $450.0 million, of which we have designated $200.0 million as cash flow hedges and account for the remaining $250.0 million under the mark-to-market method of accounting. $450.0 million of these agreements extend through June 2012, with $150.0 million extending through June 2014. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At March 31, 2012, $275.0 million of the interest rate swap agreements reprice prospectively approximately every 90 days and the remaining $175.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 5.19%, and receive interest payments based on the three-month and one-month LIBOR.

On March 8, 2012, we settled $195.0 million of our forward-starting interest rate swap agreements for $6.6 million. The net deferred losses of $5.1 million in AOCI, as of the settlement date, will be amortized into interest expense associated with our long-term debt offering through 2022.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of March 31, 2012, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2012, we had $59.4 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2012, if a credit-risk related event were to occur we may be required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of March 31, 2012, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $53.5 million.

As of March 31, 2012, we had $11.6 million of individual interest rate swap instruments that were in a net liability position and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unconsolidated Affiliates

Discovery Producer Services LLC, our unconsolidated affiliate, entered into agreements with a pipe vendor denominated in a foreign currency in connection with the planned expansion for the natural gas gathering pipeline system in the deepwater Gulf of Mexico, the Keathley Canyon Connector. Discovery entered into certain foreign currency derivative contracts to mitigate a portion of the foreign currency exchange risks which were designated as cash flow hedges. As these hedges are owned by Discovery, an unconsolidated affiliate, we include the impact to AOCI on our consolidated balance sheet.

Collateral

As of March 31, 2012, we had a contingent letter of credit facility for up to $10.0 million, on which we have no letters of credit issued. DCP Midstream, LLC had issued and outstanding parental guarantees totaling $70.0 million in favor of certain counterparties to our commodity derivative instruments. This contingent letter of credit facility and parental guarantees reduce the amount of cash we may be required to post as collateral. As of March 31, 2012, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	March 31, 2012	December 31, 2011
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(6.2)	$(1.8)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(13.9)	(19.4)
Foreign currency cash flow hedges (a):
Net deferred losses in AOCI	0.9	—

Total AOCI	$(19.2)	$(21.2)

(a)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	March 31, 2012	December 31, 2011	Balance Sheet Line Item	March 31, 2012	December 31, 2011
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(3.5)	(2.6)

	$—	$—		$(3.5)	$(2.6)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4.6)	$(15.7)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(4.3)	(5.0)

	$—	$—		$(8.9)	$(20.7)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$38.2	$41.2	Unrealized losses on derivative instruments — current	$(45.3)	$(43.8)
Unrealized gains on derivative instruments — long-term	31.2	6.4	Unrealized losses on derivative instruments — long-term	(28.7)	(25.2)

	$69.4	$47.6		$(74.0)	$(69.0)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2.7)	$(0.4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—

	$—	$—		$(2.7)	$(0.4)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Loss Reclassified From AOCI to Earnings —Effective Portion			Loss Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Three Months Ended March 31,
	2012	2011	2012	2011		2012	2011
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$0.2	$(0.9)	$(5.3)	$(5.2	)(a)	$(2.1)	$—	(a)(e)	$(5.7)
Commodity derivatives	$(0.8)	$—	$—	$(0.1	)(b)	$—	$—	(b)(c)	$—
Foreign currency derivatives (d)	$0.9	$—	$—	$—		$—	$—		$—

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in sales of natural gas, propane, NGLs and condensate in our condensed consolidated statements of operations.
(c)	For the three months ended March 31, 2012 and 2011, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
(d)	Relates to Discovery, our unconsolidated affiliate.
(e)	For the three months ended March 31, 2012, $0.6 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2012	2011
	(Millions)
Third party:
Realized	$16.0	$(6.8)
Unrealized	(25.0)	(32.3)

Losses from commodity derivative activity, net	$(9.0)	$(39.1)

Affiliates:
Realized	$1.3	$1.5
Unrealized	2.4	(2.6)

Gains (losses) from commodity derivative activity, net — affiliates	$3.7	$(1.1)

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2012	2011
	(Millions)
Third party:
Realized	$(2.9)	$(1.0)
Unrealized	2.8	$1.6

Interest (expense) gain	$(0.1)	$0.6

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)	Net Long (Short) position (Mmbtu)
2012	(576,678)	(14,406,500)	(1,615,424)	6,962,500
2013	(938,032)	135,000	(655,975)	6,472,500
2014	(547,500)	(365,000)	(629,625)	(900,000)
2015	(365,000)	—	(155,250)	—
2016	(183,000)	—	—	—

	March 31, 2011
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Long (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Long (Short) Position (Bbls)	Net Long (Short) position (Mmbtu)
2011	(442,505)	(9,132,500)	(716,303)	(325,000)
2012	(1,038,762)	(7,686,000)	—	7,150,000
2013	(948,365)	(365,000)	—	—
2014	(547,500)	(365,000)	—	—
2015	(365,000)	—	—	—
2016	(183,000)	—	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of March 31, 2012, we have swaps with a notional value between $25.0 million and $80.0 million, which, in aggregate, exchange up to $450.0 million of our floating rate obligation to a fixed rate obligation through June 2012, with $150.0 million extending through June 2014.

12.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In March 2012, we issued 5,148,500 common limited partner units at $47.42 per unit. We received proceeds of $234.2 million, net of offering costs.

In March 2012, we issued 1,000,417 common limited partner units to DCP Midstream, LLC as partial consideration for the remaining 66.67% interest in Southeast Texas.

In February 2012, we issued 30,701 common limited partner units under our 2005 Long-Term Incentive Plan, or 2005 LTIP, to employees as compensation for their service.

In January 2012, we issued 727,520 common limited partner units to DCP Midstream, LLC as partial consideration for the remaining 49.9% interest in East Texas.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 17, 2011, we entered into an equity distribution agreement with Citigroup Global Markets Inc., or Citi. The agreement provides for the offer and sale from time to time through Citi, our sales agent, common units having an aggregate offering amount of up to $150.0 million. During the three months ended March 31, 2012, there were no issuances pursuant to this agreement. During the year ended December 31, 2011, we issued 761,285 of our common units pursuant to this equity distribution agreement. We received proceeds of $30.2 million from the issuance of these common units, net of commissions and offering costs of $1.2 million, which were used to finance growth opportunities.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of March 31, 2012. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents our cash distributions paid in 2012 and 2011:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 14, 2012	$0.6500	$36.7
November 14, 2011	$0.6400	$34.9
August 12, 2011	$0.6325	$34.0
May 13, 2011	$0.6250	$33.4
February 14, 2011	$0.6175	$30.0

13.	Equity-Based Compensation

On November 28, 2005, the board of directors of our General Partner adopted a Long-Term Incentive Plan, or the 2005 LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2005 LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be issued and delivered pursuant to awards under the 2005 LTIP. Awards that are canceled or forfeited, or are withheld to satisfy the General Partner’s tax withholding obligations, are available for delivery pursuant to other awards.

On February 15, 2012, the board of directors of our General Partner adopted a 2012 LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provides for the grant of phantom units and the grant of DERs.

The 2005 and 2012 LTIPs are administered by the compensation committee of the General Partner’s board of directors. All awards are subject to cliff vesting.

Prior to February 18, 2011, substantially all equity-based awards under the 2005 LTIP were accounted for as liability awards. Effective February 18, 2011, the Modification Date, we have the intent and ability to settle certain awards within our control in units and therefore modified the accounting for these awards. We now classify them as equity awards based on their re-measured fair value. The fair value was determined based on the closing price of our common units on the Modification Date. Such modification resulted in a reclassification of $1.9 million from share-based compensation liability to additional paid-in capital on the Modification Date. Compensation expense on unvested equity awards as of the Modification Date will be recognized ratably over each remaining vesting period.

We will continue to account for other awards subject to settlement in cash as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are settled. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date.

The reclassification of the affected awards does not impact our accounting for dividend equivalent rights as these instruments will continue to be settled in cash and therefore retain their share-based compensation liability classification.

14.	Income Taxes

We are structured as a limited partnership, which is a pass-through entity for federal income tax purposes.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

15.	Net Income or Loss per Limited Partner Unit

Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding performance units, phantom units and restricted units. The dilutive effect of unit-based awards was 51,925 equivalent units and 35,998 equivalent units during the three months ended March 31, 2012 and March 31, 2011, respectively.

16.	Commitments and Contingent Liabilities

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

Other — We are not a party to any other significant legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flow.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the first quarter of 2011, we discovered excess emissions at our East Texas gas plant. We met with the Texas Commission on Environmental Quality, or TCEQ, in April 2011 to discuss this matter and included these issues in Title V reports we submitted to the State. In August 2011, the TCEQ conducted a standard inspection at the East Texas gas plant to evaluate compliance with applicable air quality requirements. On August 31, 2011, the TCEQ issued us a Notice of Violation and a Notice of Enforcement citing a number of alleged violations of terms and requirements of the facility air permit. We responded to the Notice of Violation on September 28, 2011, including the implemented measures to ensure the facility is in compliance with the relevant air permit terms and conditions. We responded to the Notice of Enforcement on October 14, 2011, including a description of the measures that have been implemented, and will be implemented at the facility to ensure compliance with the relevant air permit terms and conditions. The TCEQ assessed a penalty of $0.6 million to resolve this matter, a portion which was paid during the first quarter of 2012. We were only responsible for 50.1% of this penalty and DCP Midstream, LLC was responsible for the remainder of the penalty under the terms of our acquisition of a 49.9% interest in East Texas from DCP Midstream, LLC on January 3, 2012.

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

Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas. The segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our Southeast Texas system, our East Texas system, our 75% interest in the Colorado system, and our 40% limited liability company interest in Discovery.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended March 31, 2012

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$305.7	$15.9	$204.0	$—	$—	$525.6
Total purchases	(248.4)	—	(182.8)	—	—	(431.2)

Gross margin (a)	$57.3	$15.9	$21.2	$—	$—	$94.4
Operating and maintenance expense	(18.3)	(4.2)	(3.8)	—	—	(26.3)
Depreciation and amortization expense	(22.3)	(2.2)	(0.7)	—	—	(25.2)
General and administrative expense	—	—	—	(11.9)	—	(11.9)
Other income	—	0.1	—	—	—	0.1
Earnings from unconsolidated affiliates	5.7	—	—	—	—	5.7
Interest expense	—	—	—	(12.6)	—	(12.6)
Income tax expense (b)	—	—	—	(0.2)	—	(0.2)

Net income (loss)	22.4	9.6	16.7	(24.7)	—	24.0
Net income attributable to noncontrolling interests	(0.7)	—	—	—	—	(0.7)

Net income (loss) attributable to partners	$21.7	$9.6	$16.7	$(24.7)	$—	$23.3

Non-cash derivative mark-to-market (c)	$(23.0)	$—	$0.4	$(1.2)	$—	$(23.8)

Capital expenditures	$51.3	$1.5	$0.6	$—	$—	$53.4

Acquisition expenditures	$311.4	$—	$—	$—	$—	$311.4

Three Months Ended March 31, 2011

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$373.3	$15.0	$247.8	$—	$(2.2)	$633.9
Total purchases	(333.6)	(4.7)	(226.0)	—	2.2	(562.1)

Gross margin (a)	$39.7	$10.3	$21.8	$—	$—	$71.8
Operating and maintenance expense	(21.0)	(4.0)	(3.6)	—	—	(28.6)
Depreciation and amortization expense	(21.9)	(1.7)	(0.7)	—	—	(24.3)
General and administrative expense	—	—	—	(11.7)	—	(11.7)
Other income	—	0.1	—	—	—	0.1
Earnings from unconsolidated affiliates	4.5	—	—	—	—	4.5
Interest expense	—	—	—	(8.0)	—	(8.0)
Income tax expense (b)	—	—	—	(0.3)	—	(0.3)

Net income (loss)	1.3	4.7	17.5	(20.0)	—	3.5
Net income attributable to noncontrolling interests	(3.5)	—	—	—	—	(3.5)

Net (loss) income attributable to partners	$(2.2)	$4.7	$17.5	$(20.0)	$—	$—

Non-cash derivative mark-to-market (c)	$(34.6)	$—	$(0.3)	$(0.2)	$—	$(35.1)

Capital expenditures	$28.2	$4.3	$0.6	$—	$—	$33.1

Acquisition expenditures	$121.8	$29.6	$—	$—	$—	$151.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2012	December 31, 2011
	(Millions)
Segment long-term assets:
Natural Gas Services (e)	$1,620.5	$1,555.4
NGL Logistics	260.8	250.1
Wholesale Propane Logistics	103.9	104.2
Other (d)	12.3	14.0

Total long-term assets	1,997.5	1,923.7
Current assets	291.4	353.7

Total assets	$2,288.9	$2,277.4

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	For the three months ended March 31, 2011, income tax expense relates primarily to the Texas margin tax and the Michigan business tax. The Michigan business tax was repealed in 2012; accordingly, income tax expense for the three months ended March 31, 2012 relates primarily to the Texas margin tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.
(e)	The segment information for the three months ended March 31, 2012 and 2011, and as of December 31, 2011, include the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.
(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics business to our Wholesale Propane business.

18.	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2012	2011
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$1.5	$1.2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$23.7	$11.7
Other non-cash additions of property, plant and equipment	$5.8	$0.1
Accounts payable related to equity issuance costs	$0.2	$0.1
Non-cash change in parent advances	$—	$4.3
Non-cash distributions to DCP Midstream, LLC	$—	$2.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

19.	Supplementary Information — Condensed Consolidating Financial Information

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

	Condensed Consolidating Balance Sheets March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1.3	$4.8	$—	$6.1
Accounts receivable	—	—	176.8	—	176.8
Inventories	—	—	69.0	—	69.0
Other	—	—	39.5	—	39.5

Total current assets	—	1.3	290.1	—	291.4
Property, plant and equipment, net	—	—	1,546.1	—	1,546.1
Goodwill and intangible assets, net	—	—	297.0	—	297.0
Advances receivable — consolidated subsidiaries	649.1	703.3	—	(1,352.4)	—
Investments in consolidated subsidiaries	376.0	546.9	—	(922.9)	—
Investments in unconsolidated affiliates	—	—	108.5	—	108.5
Other long-term assets	—	8.2	37.7	—	45.9

Total assets	$1,025.1	$1,259.7	$2,279.4	$(2,275.3)	$2,288.9

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$0.2	$14.2	$290.1	$—	$304.5
Advances payable — consolidated subsidiaries	—	—	1,352.4	(1,352.4)	—
Long-term debt	—	865.2	—	—	865.2
Other long-term liabilities	—	4.3	54.4	—	58.7

Total liabilities	0.2	883.7	1,696.9	(1,352.4)	1,228.4

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,024.9	389.9	552.2	(922.9)	1,044.1
Accumulated other comprehensive loss	—	(13.9)	(5.3)	—	(19.2)

Total partners’ equity	1,024.9	376.0	546.9	(922.9)	1,024.9
Noncontrolling interests	—	—	35.6	—	35.6

Total equity	1,024.9	376.0	582.5	(922.9)	1,060.5

Total liabilities and equity	$1,025.1	$1,259.7	$2,279.4	$(2,275.3)	$2,288.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Balance Sheets December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.6	$6.4	$(2.4)	$7.6
Accounts receivable	—	—	214.8	—	214.8
Inventories	—	—	87.9	—	87.9
Other	—	—	43.4	—	43.4

Total current assets	—	3.6	352.5	(2.4)	353.7
Property, plant and equipment, net	—	—	1,499.4	—	1,499.4
Goodwill and intangible assets, net	—	—	299.1	—	299.1
Advances receivable — consolidated subsidiaries	370.7	597.2	—	(967.9)	—
Investments in consolidated subsidiaries	515.2	679.3	—	(1,194.5)	—
Investments in unconsolidated affiliates	—	—	107.1	—	107.1
Other long-term assets	—	5.6	12.5	—	18.1

Total assets	$885.9	$1,285.7	$2,270.6	$(2,164.8)	$2,277.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$18.7	$364.2	$(2.4)	$380.5
Advances payable — consolidated subsidiaries	—	—	967.9	(967.9)	—
Long-term debt	—	746.8	—	—	746.8
Other long-term liabilities	—	5.0	46.8	—	51.8

Total liabilities	—	770.5	1,378.9	(970.3)	1,179.1

Commitments and contingent liabilities
Equity:
Partners’ equity
Predecessor equity	—	—	257.4	—	257.4
Net equity	885.9	534.6	423.7	(1,194.5)	649.7
Accumulated other comprehensive loss	—	(19.4)	(1.8)	—	(21.2)

Total partners’ equity	885.9	515.2	679.3	(1,194.5)	885.9
Noncontrolling interests	—	—	212.4	—	212.4

Total equity	885.9	515.2	891.7	(1,194.5)	1,098.3

Total liabilities and equity	$885.9	$1,285.7	$2,270.6	$(2,164.8)	$2,277.4

(a)	The financial information as of December 31, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$487.1	$—	$487.1
Transportation, processing and other	—	—	43.8	—	43.8
Losses from commodity derivative activity, net	—	—	(5.3)	—	(5.3)

Total operating revenues	—	—	525.6	—	525.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	431.2	—	431.2
Operating and maintenance expense	—	—	26.3	—	26.3
Depreciation and amortization expense	—	—	25.2	—	25.2
General and administrative expense	—	—	11.9	—	11.9
Other income	—	—	(0.1)	—	(0.1)

Total operating costs and expenses	—	—	494.5	—	494.5

Operating income	—	—	31.1	—	31.1
Interest expense, net	—	(12.4)	(0.2)	—	(12.6)
Income from consolidated subsidiaries	23.3	35.7	—	(59.0)	—
Earnings from unconsolidated affiliates	—	—	5.7	—	5.7

Income before income taxes	23.3	23.3	36.6	(59.0)	24.2
Income tax expense	—	—	(0.2)	—	(0.2)

Net income	23.3	23.3	36.4	(59.0)	24.0
Net income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)

Net income attributable to partners	$23.3	$23.3	$35.7	$(59.0)	$23.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$23.3	$23.3	$36.4	$(59.0)	$24.0
Other comprehensive income:
Reclassification of cash flow hedges into earnings	—	5.3	—	—	5.3
Net unrealized gains on cash flow hedges	—	0.2	0.1	—	0.3

Total other comprehensive income	—	5.5	0.1	—	5.6

Total comprehensive income	23.3	28.8	36.5	(59.0)	29.6
Total comprehensive income attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)

Total comprehensive income attributable to partners	$23.3	$28.8	$35.8	$(59.0)	$28.9

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Operations Three Months Ended March 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$635.1	$—	$635.1
Transportation, processing and other	—	—	39.0	—	39.0
Losses from commodity derivative activity, net	—	—	(40.2)	—	(40.2)

Total operating revenues	—	—	633.9	—	633.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	562.1	—	562.1
Operating and maintenance expense	—	—	28.6	—	28.6
Depreciation and amortization expense	—	—	24.3	—	24.3
General and administrative expense	—	—	11.7	—	11.7
Other income	—	—	(0.1)	—	(0.1)

Total operating costs and expenses	—	—	626.6	—	626.6

Operating	—	—	7.3	—	7.3
Interest expense, net	—	(8.0)	—	—	(8.0)
Income from consolidated subsidiaries	—	—	4.5	—	4.5
Earnings from unconsolidated affiliates	—	8.0	—	(8.0)	—

Income before income taxes	—	—	11.8	(8.0)	3.8
Income tax expense	—	—	(0.3)	—	(0.3)

Net income	—	—	11.5	(8.0)	3.5
Net income attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)

Net income attributable to partners	$—	$—	$8.0	$(8.0)	$—

(a)	The financial information for the three months ended March 31, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Comprehensive Income Three Months Ended March 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$—	$—	$11.5	$(8.0)	$3.5
Other comprehensive income:
Reclassification of cash flow hedges into earnings	—	5.2	0.1	—	5.3
Net unrealized (losses) on cash flow hedges	—	(0.9)	—	—	(0.9)

Total other comprehensive income	—	4.3	0.1	—	4.4

Total comprehensive income	—	4.3	11.6	(8.0)	7.9
Total comprehensive income attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)

Total comprehensive income attributable to partners	$—	$4.3	$8.1	$(8.0)	$4.4

(a)	The financial information for the three months ended March 31, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(197.5)	$(119.0)	$374.1	$3.4	$61.0

INVESTING ACTIVITIES:
Capital expenditures	—	—	(53.4)	—	(53.4)
Acquisitions, net of cash acquired	—	—	(311.4)	—	(311.4)
Investments in unconsolidated affiliates	—	—	(1.5)	—	(1.5)
Return of investment in unconsolidated affiliates	—	—	1.0	—	1.0
Proceeds from sale of assets	—	—	0.1	—	0.1

Net cash used in investing activities	—	—	(365.2)	—	(365.2)

FINANCING ACTIVITIES:
Proceeds from debt	—	722.4	—	—	722.4
Payments of debt	—	(604.0)	—	—	(604.0)
Payment of deferred financing costs	—	(2.7)	—	—	(2.7)
Proceeds from issuance of common units, net of offering costs	234.2	—	—	—	234.2
Distributions to unitholders and general partner	(36.7)	—	—	—	(36.7)
Distributions to noncontrolling interests	—	—	(1.7)	—	(1.7)
Contributions from DCP Midstream, LLC	—	—	2.7	—	2.7
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(11.5)	—	(11.5)
Net change in short-term borrowings	—	1.0	—	(1.0)	—

Net cash provided by (used in) financing activities	197.5	116.7	(10.5)	(1.0)	302.7

Net change in cash and cash equivalents	—	(2.3)	(1.6)	2.4	(1.5)
Cash and cash equivalents, beginning of period	—	3.6	6.4	(2.4)	7.6

Cash and cash equivalents, end of period	$—	$1.3	$4.8	$—	$6.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(109.6)	$(27.9)	$230.0	$0.2	$92.7

INVESTING ACTIVITIES:
Capital expenditures	—	—	(33.1)	—	(33.1)
Acquisitions, net of cash acquired	—	—	(151.4)	—	(151.4)
Investments in unconsolidated affiliates	—	—	(0.1)	—	(0.1)
Proceeds from sale of assets	—	—	0.2	—	0.2

Net cash used in investing activities	—	—	(184.4)	—	(184.4)

FINANCING ACTIVITIES:
Proceeds from debt	—	547.0	—	—	547.0
Payments of debt	—	(519.0)	—	—	(519.0)
Payments of deferred financing cost	—	(0.1)	—	—	(0.1)
Proceeds from issuance of common units, net of offering cost	139.7	—	—	—	139.7
Excess purchase price over acquired assets	—	—	(35.7)	—	(35.7)
Distributions to unitholders and general partner	(30.1)	—	—	—	(30.1)
Distributions to noncontrolling interests	—	—	(5.4)	—	(5.4)
Contributions from DCP Midstream, LLC	—	—	2.9	—	2.9
Net change in advances to predecessor from DCP Midstream LLC	—	—	(7.2)	—	(7.2)

Net cash provided by (used in) financing activities	109.6	27.9	(45.4)	—	92.1

Net change in cash and cash equivalents	—	—	0.2	0.2	0.4
Cash and cash equivalents, beginning of period	—	1.5	6.7	(1.5)	6.7

Cash and cash equivalents, end of period	$—	$1.5	$6.9	$(1.3)	$7.1

(a)	The financial information during the three months ended March 31, 2011 includes the results of Southeast Texas, a transfers of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

20.	Subsequent Events

On April 12, 2012, we acquired a 10% ownership interest in the Texas Express Pipeline joint venture from the operator, Enterprise Products Partners, L.P., or Enterprise, representing an approximate investment of $85.0 million in the joint venture. At closing, we paid $10.9 million for our 10% ownership interest, representing our proportionate share of the investment to date, in the Texas Express Pipeline joint venture and will be responsible for spending an approximate $75.0 million for our share of the remaining construction costs of the pipeline. Originating near Skellytown in Carson County, Texas, the 20-inch diameter Texas Express Pipeline mainline will extend approximately 580 miles to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas, and will provide access to other third-party facilities in the area. The pipeline entered into long-term, fee-based, ship-or-pay transportation agreements and is expected to be completed by the second quarter of 2013. DCP Midstream, LLC has provided shipping commitments of 20 MBbls/d to the pipeline, increasing total long term shipper commitments to 252 MBbls/d.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 27, 2012, the board of directors of the General Partner declared a quarterly distribution of $0.66 per unit, payable on May 15, 2012 to unitholders of record on May 8, 2012.

In conjunction with our acquisition of Marysville on December 30, 2010 for an aggregate purchase price of $100.8 million, $21.2 million of the purchase price was deposited in escrow accounts to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers. During 2011, $1.7 million was released from the escrow account for certain tax liabilities. In May 2012, an additional $8.9 million was released from escrow to satisfy additional tax liabilities. $10.6 million remains in the escrow accounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2011 Form 10-K.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.

Crude oil and natural gas liquids prices continue to be volatile, but have generally remained at favorable levels, while natural gas prices have declined substantially, and are currently below levels seen in several years due to increasing supplies and a near record warm winter. Although we have not experienced a significant impact to our natural gas throughput volumes as a result of decreased natural gas prices, if natural gas prices remain depressed for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains robust in areas with liquids rich gas. Drilling remains depressed in certain areas with dry gas where low natural gas prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production.

The global economic outlook, particularly the European debt crisis, has become a cause for concern for U.S. financial markets as businesses and investors alike struggle to determine the impact these troubled nations will have domestically. A slowdown in economic growth or a potential liquidity crunch may lead to further declines in commodity prices. This uncertainty may contribute to continuing volatility in financial and commodity markets.

Despite a somewhat tepid economy, increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical cost have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on co-investment with DCP Midstream, LLC. Co-investment capital commitments announced to date are $790.0 million.

On January 3, 2012, we closed on the previously announced acquisition of the remaining 49.9% interest in East Texas from DCP Midstream, LLC for $165.0 million. On March 30, 2012, we closed on the previously announced acquisition of the remaining 66.67% interest in the Southeast Texas joint venture for $240.0 million.

On April 12, 2012, we acquired a 10% ownership interest in the Texas Express Pipeline joint venture from the operator, Enterprise Products Partners, L.P., representing an investment of approximately $85.0 million. Originating near Skellytown, Texas, the 20-inch diameter NGL pipeline will extend approximately 580 miles to Enterprise’s fractionation and storage complex at Mont Belvieu, Texas, and other third-party facilities in the Gulf Coast, providing much-needed takeaway capacity from the Rockies, Permian Basin, and Mid-Continent to the Gulf Coast. In conjunction with the construction, Texas Express entered into long-term, fee-based, ship-or-pay transportation agreements. This investment is also integral to DCP Midstream’s assets and strategic positioning in the NGL infrastructure business. DCP Midstream is providing shipping commitments of 20 MBbls/d to the pipeline, increasing total long term shipper commitments to 252 MBbls/d. The pipeline is expected to be completed by the second quarter of 2013.

Our construction of the Eagle 200 MMcf/d natural gas processing plant is progressing on plan and is expected to be online by the fourth quarter of 2012. Our expansion plan for the Discovery natural gas gathering pipeline system is also progressing on plan and is expected to be completed in mid-2014. Once completed, both projects are expected to enhance our portfolio through additional fee-based margins.

Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including co-investment opportunities with DCP Midstream, LLC. In March, we raised $234.4 million in capital through a public equity offering and $345.8 million through a public debt offering of 4.95% 10-year Senior Notes, which were used to finance our growth opportunities and repay borrowings on our credit facility.

Financial results for the first quarter were in line with our previously provided 2012 forecast. We raised our distributions for the quarter, resulting in a 5.6% increase in our quarterly distribution rate over the rate declared in the first quarter of 2011. The distributions reflect our business results as well as our recent execution on growth opportunities.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $15.0 million and $20.0 million, and expenditures for expansion capital of between $300.0 million and $360.0 million, for the year ending December 31, 2012. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon, which are shown as investments in unconsolidated affiliates, construction of the Eagle Plant, expansion and upgrades to our East Texas complex, and acquisition integration projects. The board of directors may, in its discretion, approve additional growth capital during the year.

In 2012, we expect to continue to pursue a multi-faceted growth strategy, which includes maximizing opportunities provided by our partnership with DCP Midstream, LLC, pursuing strategic and accretive third party acquisitions and capitalizing on organic expansion opportunities in order to grow our distributable cash flows. Given the significant level of growth opportunities currently in DCP Midstream, LLC’s footprint, we would expect substantially more emphasis on our co-investment objective over the next few years.

For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” in our 2011 Form 10-K.

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for all periods presented. We refer to our 100% interest in Southeast Texas, prior to our acquisition from DCP Midstream, LLC in March 2012, as our “predecessor.” We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction to partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

Recent Events

In March 2012, we issued 5,148,500 common limited partner units at $47.42 per unit. We received proceeds of $234.2 million, net of offering costs.

In March, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, which are net of underwriters’ fees, related expenses and unamortized, which we used to fund the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Facility.

On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. $192.0 million of the aggregate purchase price was financed with a portion of the net proceeds from our 4.95% 10-year Senior Notes offering. The remaining $48.0 million consideration was financed by the issuance at closing of an aggregate of 1,000,417 of our common units. DCP Midstream, LLC also provided fixed price NGL commodity derivatives, valued at $39.5 million, for the three year period subsequent to closing the newly acquired interest. Certain of the NGL commodity derivatives were valued at $24.6 million and represent consideration for the termination of a fee-based storage arrangement we had with DCP Midstream, LLC in conjunction with our initial 33.33% interest in Southeast Texas; the remaining portion of the commodity derivatives, valued at $14.9 million, mitigate a portion of our currently anticipated commodity price risk associated with the gathering and processing portion of the 66.67% interest in Southeast Texas acquired on March 30, 2012.

On April 12, 2012, we acquired a 10% ownership interest in the Texas Express Pipeline. Originating near Skellytown in Carson County, Texas, the 20-inch diameter Texas Express Pipeline mainline will extend approximately 580 miles to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas, and will provide access to other third-party facilities in the area. The pipeline entered into long-term, fee-based, ship-or-pay transportation agreements and is expected to be completed by the second quarter of 2013. DCP Midstream, LLC has provided shipping commitments of 20 MBbls/d to the pipeline, increasing total long term shipper commitments to 252 MBbls/d.

On April 27, 2012, the board of directors of the General Partner declared a quarterly distribution of $0.66 per unit, payable on May 15, 2012 to unitholders of record on May 8, 2012.

In conjunction with our acquisition of Marysville on December 30, 2010 for an aggregate purchase price of $100.8 million, $21.2 million of the purchase price was deposited in escrow accounts to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers. During 2011, $1.7 million was released from the escrow account for certain tax liabilities. In May 2012, an additional $8.9 million was released from escrow to satisfy additional tax liabilities. $10.6 million remains in the escrow accounts.

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

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Reconciliation of Non-GAAP Measures
Reconciliation of net income attributable to partners to gross margin:
Net income attributable to partners	$23.3	$—
Interest expense	12.6	8.0
Income tax expense	0.2	0.3
Operating and maintenance expense	26.3	28.6
Depreciation and amortization expense	25.2	24.3
General and administrative expense	11.9	11.7
Other income	(0.1)	(0.1)
Earnings from unconsolidated affiliates	(5.7)	(4.5)
Net income attributable to noncontrolling interests	0.7	3.5

Gross margin	$94.4	$71.8

Non-cash commodity derivative mark-to-market (a)	$(22.6)	$(34.9)

Reconciliation of segment net income attributable to partners to segment gross margin:
Natural Gas Services segment:
Segment net income (loss) attributable to partners	$21.7	$(2.2)
Operating and maintenance expense	18.3	21.0
Depreciation and amortization expense	22.3	21.9
Earnings from unconsolidated affiliates	(5.7)	(4.5)
Net income attributable to noncontrolling interests	0.7	3.5

Segment gross margin	$57.3	$39.7

Non-cash commodity derivative mark-to-market (a)	$(23.0)	$(34.6)

NGL Logistics segment:
Segment net income attributable to partners	$9.6	$4.7
Operating and maintenance expense	4.2	4.0
Depreciation and amortization expense	2.2	1.7
Other income	(0.1)	(0.1)

Segment gross margin	$15.9	$10.3

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$16.7	$17.5
Operating and maintenance expense	3.8	3.6
Depreciation and amortization expense	0.7	0.7

Segment gross margin	$21.2	$21.8

Non-cash commodity derivative mark-to-market (a)	$0.4	$(0.3)

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended March 31,
	2012	2011
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income (loss) attributable to partners	$21.7	$(2.2)
Non-cash commodity derivative mark-to-market	23.0	34.6
Depreciation and amortization expense	22.3	21.9
Noncontrolling interest on depreciation and income tax	(0.4)	(3.6)

Adjusted Segment EBITDA	$66.6	$50.7

NGL Logistics segment:
Segment net income attributable to partners	$9.6	$4.7
Depreciation and amortization expense	2.2	1.7

Adjusted Segment EBITDA	$11.8	$6.4

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$16.7	$17.5
Non-cash commodity derivative mark-to-market	(0.4)	0.3
Depreciation and amortization expense	0.7	0.7

Adjusted Segment EBITDA	$17.0	$18.5

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 in our 2011 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2012 are the same as those described in our 2011 Form 10-K, as updated by recent accounting pronouncements that we have adopted in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2012 and 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended March 31,		Variance Three Months 2012 vs. 2011
	2012 (a)(b)(c)	2011 (a)(c)(d)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (g):
Natural Gas Services	$305.7	$373.3	$(67.6)	(18)%
NGL Logistics	15.9	15.0	0.9	6%
Wholesale Propane Logistics	204.0	247.8	(43.8)	(18)%
Intra-segment Eliminations	—	(2.2)	2.2	100%

Total operating revenues	525.6	633.9	(108.3)	(17)%

Gross margin (e):
Natural Gas Services	57.3	39.7	17.6	44%
NGL Logistics	15.9	10.3	5.6	54%
Wholesale Propane Logistics	21.2	21.8	(0.6)	(3)%

Total gross margin	94.4	71.8	22.6	31%
Operating and maintenance expense	(26.3)	(28.6)	(2.3)	(8)%
Depreciation and amortization expense	(25.2)	(24.3)	0.9	4%
General and administrative expense	(11.9)	(11.7)	0.2	2%
Other income	0.1	0.1	—	—%
Earnings from unconsolidated affiliates (f)	5.7	4.5	1.2	27%
Interest expense	(12.6)	(8.0)	4.6	58%
Income tax expense	(0.2)	(0.3)	(0.1)	(33)%
Net income attributable to noncontrolling interests	(0.7)	(3.5)	(2.8)	(80)%

Net income attributable to partners	$23.3	$—	$23.3	100%

Other data:
Non-cash commodity derivative mark-to-market	$(22.6)	$(34.9)	$12.3	35%
Natural gas throughput (MMcf/d) (f)	1,678	1,480	198	13%
NGL gross production (Bbls/d) (f)	63,186	56,819	6,367	11%
NGL pipelines throughput (Bbls/d) (f)	82,695	45,713	36,982	81%
Propane sales volume (Bbls/d)	34,379	40,038	(5,659)	(14)%

*	Percentage change is not meaningful.

(a)	On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas, in our Natural Gas Services segment, for the three months ended March 31, 2012 and 2011.
(b)	Includes the results of our acquisition of the remaining 49.9% interest in East Texas, since January 3, 2012, the date of acquisition, in our Natural Gas Services segment.
(c)	Includes the results of our DJ Basin NGL Fractionators since the date of acquisition of March 24, 2011, in our NGL Logistics Segment.
(d)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets. On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC. For the three months ended March 31, 2011, the 49.9% interest in East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas, unhedged.
(e)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.
(f)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, and Discovery and our share of earnings for Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.
(g)	Operating revenues include the impact of commodity derivative activity

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Total Operating Revenues — Total operating revenues decreased in 2012 compared to 2011 primarily as a result of the following:

•

$100.2 million decrease primarily attributable to lower volumes from the predecessor’s Southeast Texas storage business, differences in gas quality and lower commodity prices, which impact both sales and purchases, partially offset by increased volumes across certain assets; and

•	$45.2 million decrease attributable to reduced Wholesale Propane Logistics segment volumes as a result of record warm winter weather.

These decreases were partially offset by:

•

$34.9 million increase related to commodity derivative activity. This includes a decrease in unrealized losses in 2012 compared to 2011 of $12.3 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $22.6 million. Included in our derivative activity are an increase in unrealized losses of $13.1 million and an increase in realized gains of $22.3 million from the predecessor’s Southeast Texas storage business; and

•	$2.2 million increase in transportation, processing and other revenue, which represents our fee-based revenues.

Gross Margin — Gross margin increased in 2012 compared to 2011, primarily as a result of the following:

•

$17.6 million increase for our Natural Gas Services segment, primarily related to commodity derivative activity as explained in the Operating Revenues section above and increased volumes across certain assets. These increases were partially offset by lower volumes from the predecessor’s Southeast Texas storage business and differences in gas quality; and

•	$5.6 million increase for our NGL Logistics segment as a result of the Wattenberg expansion project, increased throughput on our pipelines, and our acquisition of the DJ Basin NGL Fractionators.

These increases were partially offset by:

•	$0.6 million decrease for our Wholesale Propane Logistics segment, due to reduced volumes as a result of record warm winter weather, partially offset by higher unit margins.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 as a result of timing of expenditures, the completion of the Wattenberg capital expansion project and our acquisition of the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2012 compared to 2011 primarily as a result of timing of operating expenses at our Discovery asset.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of our acquisition of the remaining 49.9% of East Texas.

Results of Operations — Natural Gas Services Segment

Subsequent to our East Texas and Southeast Texas acquisitions on January 3, 2012 and March 30, 2012, respectively, the 2012 operating capacity for our Natural Gas Services segment is as follows:

2012 Operating Data
System	Approximate Gas Gathering and Transmission Systems (Miles)	Plants		Fractionators		Approximate Net Nameplate Plant Capacity (MMcf/d) (b)		Approximate Natural Gas Storage Capacity (Bcf)
Minden	725	1	(c)	—		115		—
Ada	130	1	(c)	—		45		—
Pelico	600	—		—		—		1	(e)
Southern Oklahoma	225	—		—		—		—
Colorado	40	1	(d)	—		84		—
Wyoming	1,300	—		—		—		—
Michigan	440	4	(d)	—		455		—
Discovery	300	1	(c)(e)	1	(e)	240		—
East Texas	900	5	(c)(f)	1		780	(a)	—
Southeast Texas	675	3	(c)	—		400	(a)	9	(a)

Total	5,335	16		2		2,119		10

(a)	Capacity and total volumes updated for 100% ownership of East Texas and Southeast Texas.
(b)	Represents total capacity or total volumes allocated to our ownership share for the first quarter of 2012 divided by 91 days. We have a 40% limited liability company interest in Discovery and a 75% operating interest in our Colorado system.
(c)	Represents NGL extraction plants.
(d)	Represents treating plants.
(e)	Represents a location operated by a third party.
(f)	Our East Texas complex comprises 5 cryogenic processing plants.

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% limited liability company interest in Discovery, our Southeast Texas system, a 75% operating interest in our Colorado system, our Wyoming system, our East Texas system, and our Michigan system.

	Three Months Ended March 31,		Variance Three Months 2012 vs. 2011
	2012 (b)	2011 (a)(b)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$283.9	$384.1	$(100.2)	(26)%
Transportation, processing and other	27.9	28.6	(0.7)	(2)%
(Losses) from commodity derivative activity	(6.1)	(39.4)	(33.3)	(85)%

Total operating revenues	305.7	373.3	(67.6)	(18)%
Purchases of natural gas and NGLs	(248.4)	(333.6)	(85.2)	(26)%

Segment gross margin (c)	57.3	39.7	17.6	44%
Operating and maintenance expense	(18.3)	(21.0)	(2.7)	(13)%
Depreciation and amortization expense	(22.3)	(21.9)	0.4	2%
Earnings from unconsolidated affiliates (e)	5.7	4.5	1.2	27%

Segment net income	22.4	1.3	21.1	1,623%
Segment net income attributable to noncontrolling interests	(0.7)	(3.5)	(2.8)	(80)%

Segment net income (loss) attributable to partners	$21.7	$(2.2)	$23.9	*

Other data:
Non-cash commodity derivative mark-to-market	$(23.0)	$(34.6)	$11.6	34%
Natural gas throughput (MMcf/d) (d)	1,678	1,480	198	13%
NGL gross production (Bbls/d) (d)	63,186	56,819	6,367	11%

*	Percentage change is not meaningful.

(a)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets. On January 3, 2012 we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC. For the three months ended March 31, 2011, the 49.9% interest in East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas, unhedged.
(b)	On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for the three months ended March 31, 2012 and 2011.
(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(d)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, and Discovery and our share of earnings for Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Total Operating Revenues — Total operating revenues decreased in 2012 compared to 2011, primarily as a result of the following:

•

$45.2 million decrease primarily attributable to timing differences in gas quality, and lower volumes from the predecessor’s Southeast Texas storage business, partially offset by increased volumes across certain assets; and

•	$55.7 million decrease attributable to lower commodity prices, which impact both sales and purchases.

These decreases were partially offset by:

•

$33.3 million increase related to commodity derivative activity. This includes a decrease in unrealized losses in 2012 compared to 2011 of $11.6 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $21.7 million. Included in our derivative activity are an increase in unrealized losses of $13.1 million and an increase in realized gains of $22.3 million from the predecessor’s Southeast Texas storage business.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased in 2012 compared to 2011 primarily as a result of lower commodity prices, which impact both purchases and sales and timing of storage earnings recognition.

Segment Gross Margin — Segment gross margin increased in 2012 compared to 2011, primarily as a result of the following:

•	$33.3 million increase related to commodity derivative activities as discussed in the Operating Revenues section above.

This increase was partially offset by:

•

$15.7 million decrease primarily attributable to differences in gas quality, and lower volumes from the predecessor’s Southeast Texas storage business, partially offset by increased volumes across certain assets.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 as a result of timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, increased in 2012 compared to 2011 primarily as a result of timing of operating expenses. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of the acquisition of our remaining 49.9% of East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas, partially offset by reduced volumes on our Pelico system.

NGL Gross Production — NGL production increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas, partially offset by differences in gas quality.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze, Wattenberg and Black Lake transportation pipelines, our Marysville NGL storage facility and our DJ Basin NGL Fractionators:

	Three Months Ended March 31,		Variance Three Months 2012 vs. 2011
	2012 (b)	2011(b)	Increase (Decrease)	Percent
Operating revenues:
Sales of NGLs	$—	$4.8	$(4.8)	(100)%
Transportation, processing and other	15.9	10.2	5.7	56%

Total operating revenues	15.9	15.0	0.9	6%
Purchases of NGLs	—	(4.7)	(4.7)	(100)%

Segment gross margin (a)	15.9	10.3	5.6	54%
Operating and maintenance expense	(4.2)	(4.0)	0.2	5%
Depreciation and amortization expense	(2.2)	(1.7)	0.5	29%
Other income	0.1	0.1	—	—%

Segment net income attributable to partners	$9.6	$4.7	$4.9	104%

Other data:
NGL pipelines throughput (Bbls/d)	82,695	45,713	36,982	81%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(b)	Includes the results of our DJ Basin NGL Fractionators since the date of acquisition of March 24, 2011.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Total Operating Revenues — Total operating revenues increased in 2012 compared to 2011 as result of the completion of the Wattenberg capital expansion project, increased throughput on our pipelines and our acquisition of the DJ Basin NGL Fractionators.

Segment Gross Margin — Segment gross margin increased in 2012 compared to 2011 as result of the completion of the Wattenberg capital expansion project, increased throughput on our pipelines and our acquisition of the DJ Basin NGL Fractionators.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2012 compared to 2011as a result of the completion of the Wattenberg capital expansion project and our acquisition of the DJ Basin NGL Fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2012 compared to 2011 as a result of our acquisition of the DJ Basin NGL Fractionators and the Wattenberg capital expansion project.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2012 compared to 2011as a result of volume growth on our pipelines and the completion of the Wattenberg capital expansion project.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Three Months Ended March 31,		Variance Three Months 2012 vs. 2011
	2012	2011	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$203.2	$248.4	$(45.2)	(18)%
Other	—	0.2	(0.2)	(100)%
Gains (losses) from commodity derivative activity	0.8	(0.8)	1.6	*

Total operating revenues	204.0	247.8	(43.8)	(18)%
Purchases of propane	(182.8)	(226.0)	(43.2)	(19)%

Segment gross margin (a)	21.2	21.8	(0.6)	(3)%
Operating and maintenance expense	(3.8)	(3.6)	0.2	6%
Depreciation and amortization expense	(0.7)	(0.7)	—	—%

Segment net income attributable to partners	$16.7	$17.5	$(0.8)	(5)%

Other data:
Non-cash commodity derivative mark-to-market	$0.4	$(0.3)	$0.7	*
Propane sales volume (Bbls/d)	34,379	40,038	(5,659)	(14)%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Total Operating Revenues — Total operating revenues decreased in 2012 compared to 2011, primarily as a result of the following:

•	$42.7 million decrease attributable to reduced volumes primarily as a result of record warm winter weather; and

•	$2.7 million decrease attributable to lower propane prices, which impacts both purchases and sales.

  These decreases were partially offset by:

•	$1.6 million increase related to related to commodity derivative activity.

Purchases of Propane — Purchases of propane decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of record warm winter weather and lower propane prices, which impact both sales and purchases.

Segment Gross Margin — Segment gross margin decreased slightly in 2012 compared to 2011 due to reduced volumes as a result of record warm winter weather, partially offset by higher unit margins.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2012 compared to 2011.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Propane Sales Volume — Propane sales volumes decreased in 2012 compared to 2011 due to tempered demand as a result of record warm winter weather.

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

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2016 with fixed price commodity swaps and collar arrangements. For additional information regarding our derivative activities, please read “Item7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2011 Form 10-K and “Item 3. Quantitative and Qualitative Disclosures about Market Risk” in this Quarterly Report on Form 10-Q.

Our Credit Agreement consists of a senior unsecured revolving credit facility with capacity of $1.0 billion, which matures on November 10, 2016. Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. As of May 4, 2012, we had approximately $643.9 million of unused capacity under the Credit Agreement.

On January 3, 2012, we entered into a 2-year Term Loan Agreement with Wells Fargo Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as lenders. We borrowed $135.0 million under the term loan on January 3, 2012, which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

On March 13, 2012, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, which are net of underwriters’ fees, related expenses and unamortized, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Facility.

In January 2012, we issued 727,520 common units to DCP Midstream, LLC as partial consideration for the remaining 49.9% interest in East Texas.

In March 2012, we issued 1,000,417 common units to DCP Midstream, LLC as partial consideration for the remaining 66.67% interest in Southeast Texas.

In March 2012, we issued 5,148,500 common limited partner units at $47.42 per unit. We received proceeds of $234.2 million, net of offering costs.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of May 4, 2012, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $70.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. As of May 4, 2012, we had a contingent letter of credit facility for up to $10.0 million, on which we pay a fee of 0.50% per annum. As of May 4, 2012, we had no letters of credit issued on this facility; we will pay a net fee of 1.75% per annum on letters of credit issued on this facility. This contingent letter of credit facility was issued directly by a financial institution and does not reduce the available capacity under our credit facility. These parental guarantees and contingent letter of credit facility reduce the amount of cash we may be required to post as collateral. As of May 4, 2012, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had a working capital deficit of $13.1 million as of March 31, 2012, compared to a working capital deficit of $26.8 million as of December 31, 2011. Included in these working capital amounts are net derivative working capital liabilities of $14.4 million and $18.7 million as of March 31, 2012 and December 31, 2011, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of March 31, 2012, we had $6.1 million in cash and cash equivalents. Of this balance, as of March 31, 2012, $2.9 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general corporate purposes. In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which has the potential to impact our cash collateral and reporting requirements for our derivative positions depending on the final regulations adopted by the United States Commodity Futures Trading Commission and the U.S. Securities and Exchange Commission.

Cash Flow — Operating, investing and financing activities was as follows:

	Three Months Ended March 31,
	2012	2011
	(Millions)
Net cash provided by operating activities	$61.0	$92.7
Net cash used in investing activities	$(365.2)	$(184.4)
Net cash provided by financing activities	$302.7	$92.1

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

We received $21.0 million for our net hedge cash settlements related to the Southeast Texas storage business, offset by $3.7 million in other net cash hedge settlements paid, for the three months ended March 31, 2012. We received $1.3 million for our net hedge cash settlements related to the Southeast Texas storage business, offset by $6.6 million in other net cash hedge settlements paid, for the three months ended March 31, 2011.

We received cash distributions from unconsolidated affiliates of $5.6 million and $5.6 million during the three months ended March 31, 2012 and 2011, respectively. Earnings exceeded distributions by $0.1 million for the three months ended March 31, 2012, and distributions exceeded earnings by $1.1 million for the three months ended March 31, 2011.

Net Cash Used in Investing Activities — Net cash used in investing activities during the three months ended March 31, 2012 was comprised of: (1) acquisition expenditures of $311.4 million, of which $189.0 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, and $122.4 million related to our acquisition of the remaining 49.9% interest in East Texas ; (2) capital expenditures of $53.4 million (our portion of which was $48.3 million and the reimbursable projects portion was $5.1 million); (3) investments in unconsolidated affiliates of $1.5 million; partially offset by (4) return of investment from unconsolidated affiliate of $1.0 million; and (5) proceeds from sales of assets of $0.1 million.

Net cash used in investing activities during the three months ended March 31, 2011 was comprised of: (1) acquisition expenditures of $29.7 million related to our acquisition of our DJ Basin NGL Fractionators; (2) acquisition expenditures of $114.2 million, related to our acquisition of Southeast Texas; (3) payment of $7.5 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; (4) capital expenditures of $33.1 million (our portion of which was $29.6 million and the noncontrolling interest holders’ portion was $3.5 million); and (5) investments in unconsolidated affiliates of $0.1 million; partially offset by (6) proceeds from sales of assets of $0.2 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2012 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $234.2 million; (2) contributions from DCP Midstream, LLC of $2.7 million; and (3) proceeds from debt of $722.4 million, including $350.0 million from the issuance of our 4.95% 10-year Senior Notes, offset by borrowings of $604.0 million, for net borrowing of debt of $118.4 million; partially offset by (4) distributions to our unitholders and general partner of $36.7 million; (5) net change in advances to predecessor from DCP Midstream, LLC of $11.5 million; (6) distributions to noncontrolling interests of $1.7 million; and (7) payment of deferred financing costs of $2.7 million.

Net cash provided by financing activities during the three months ended March 31, 2011 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $139.7 million; (2) contributions from DCP Midstream, LLC of $2.9 million; and (3) net borrowing of debt of $28.0 million; partially offset by (4) distributions to our unitholders and general partner of $30.1 million; (5) distributions to noncontrolling interests of $5.4 million; (6) excess purchase price over the acquired net assets of Southeast Texas of $35.7 million; (7) net change in advances to predecessor from DCP Midstream, LLC of $7.2 million; and (8) payment of deferred financing costs of $0.1 million.

During the three months ended March 31, 2012, total outstanding indebtedness under our $1.0 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $268.1 million and did not exceed $576.1 million. The weighted-average indebtedness outstanding for the three months ended March 31, 2012 was $495.8 million.

We had unused revolver capacity, which is available commitments under the Credit Agreement, of $731.9 million as of March 31, 2012.

During the three months ended March 31, 2012, we had the following net movements on our revolving credit facility:

•	$234.2 million repayment financed by the issue of 5,148,500 common units in March 2012; and

•	$23.0 million repayment financed by the issue of $350.0 million of 4.95% Senior Notes due April 1, 2022; partially offset by

•	$27.2 million net borrowings.

During the three months ended March 31, 2011, we had the following net movements on our revolving credit facility:

•	$139.7 million repayment financed by the issue of 3,596,636 common units in March 2011; and

•	$12.3 million net repayments; partially offset by

•	$150.0 million borrowing to fund the acquisition of our 33.33% interest in Southeast Texas; and

•	$30.0 million borrowing to fund the purchase of the DJ Basin NGL Fractionators.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $15.0 million and $20.0 million, and expenditures for expansion capital of between $300.0 million and $360.0 million, for the year ending December 31, 2012. Expansion capital expenditures include construction of the Eagle Plant, construction of the Texas Express Pipeline and Discovery’s Keathley Canyon, which are shown as investments in unconsolidated affiliates, expansion and upgrades to our East Texas complex, and acquisition integration projects. The board of directors may approve additional growth capital during the year, at their discretion.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$3.3	$45.0	$48.3	$2.0	$27.6	$29.6
Noncontrolling interest portion and reimbursable projects (a)	2.3	2.8	5.1	1.2	2.3	3.5

Total	$5.6	$47.8	$53.4	$3.2	$29.9	$33.1

(a)	In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $1.5 million and $0.1 million during the three months ended March 31, 2012 and 2011 to fund our share of capital expansion projects.

We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, which will include debt and common unit issuances, to fund our acquisition and expansion capital expenditures.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our credit facility, the issuance of additional partnership units and the issuance of long-term debt. If these sources are not sufficient, we will reduce our discretionary spending.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $36.7 million during the three months ended March 31, 2012, as compared to $30.1 million for the same period in 2011. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of a $1.0 billion revolving credit facility that matures November 10, 2016. As of March 31, 2012, the outstanding balance on the revolving credit facility was $267.0 million resulting in unused revolver capacity of $731.9 million, of which approximately $591.1 million was available for general working capital purposes.

Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit. At March 31, 2012 and December 31, 2011, we had $1.1 million and $1.1 million, respectively, outstanding letters of credit issued under the Credit Agreement.

As of March 31, 2012, the weighted-average interest rate on our revolving credit facility was 1.56% per annum, excluding the impact of interest rate swaps.

Description of the Term Loan Agreement — On January 3, 2012, we entered into a 2-year Term Loan Agreement with Wells Fargo Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as lenders. We borrowed $135.0 million under the term loan on January 3, 2012, which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

Description of Debt Securities — On March 13, 2012, we issued $350.0 million of our 4.95% 10-year Senior Notes due April 1, 2022. We received net proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discounts of $2.3 million, $0.3 million and $1.6 million, respectively, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2012. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

On September 30, 2010, we issued $250.0 million of our 3.25% 5-year Senior Notes due October 1, 2015. We received net proceeds of $247.7 million, net of underwriters’ fees, related expenses and unamortized discounts of $1.5 million, $0.6 million and $0.2 million, respectively which we used to repay funds borrowed under the revolver portion of our Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing April 1, 2011. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

Both series of notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of March 31, 2012, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Long-term debt (a)	$1,092.3	$25.6	$59.6	$560.4	$446.7
Operating lease obligations (b)	27.0	12.0	11.2	2.8	1.0
Purchase obligations (c)	235.2	81.6	80.5	73.1	—
Other long-term liabilities (d)	17.1	—	0.5	0.2	16.4

Total	$1,371.6	$119.2	$151.8	$636.5	$464.1

(a)	Includes interest payments on long-term debt that has been hedged and on debt securities that have been issued. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include natural gas storage for our Pelico system. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of March 31, 2012. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $16.1 million of asset retirement obligations and $1.0 million of environmental reserves recognized in the March 31, 2012 condensed consolidated balance sheet.

We have no items that are classified as off balance sheet obligations.

Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends Accounting Standards Codification, Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 became effective for us for interim and annual periods beginning after December 15, 2011. The provisions of ASU 2011-04 impact only disclosures and we have disclosed information in accordance with the provisions of ASU 2011-04 within this filing.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2011Form 10-K.

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

We mitigate a portion of our interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under our revolving credit facility to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations.

At December 31, 2011, we had interest rate swap agreements totaling $450.0 million, of which we had designated $425.0 million as cash flow hedges and accounted for the remaining $25.0 million under the mark-to-market method of accounting. In March 2012, we paid down a portion of the revolving credit facility and as a result, we discontinued cash flow hedge accounting on $225.0 million of our interest rate swap agreements.

At March 31, 2012, we had interest rate swap agreements totaling $450.0 million, of which we have designated $200.0 million as cash flow hedges and account for the remaining $250.0 million under the mark-to-market method of accounting. As of May 4, 2012, we had interest rate swap agreements totaling $300.0 million, of which we have designated $200.0 million as cash flow hedges and account for the remaining $100.0 million under the mark-to-market method of accounting. $150.0 million of these agreements extend through June 2012, and $150.0 million extending through June 2014. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

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

At March 31, 2012, the effective weighted-average interest rate on our outstanding debt was 4.37%, taking into account our interest rate swap agreements designated as cash flow hedges totaling $200.0 million.

Based on our interest rate swap agreements with no offsetting debt position of $183.0 million as of March 31, 2012, a 0.5% movement in the base rate or LIBOR rate result in an approximately $0.9 million annualized increase or decrease in interest expense. $300.0 million of our interest rate swap agreements at March 31, 2012 mature in June 2012.

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

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of May 4, 2012:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
April 2012 — December 2012	Natural Gas	(1,181) MMBtu/d	Monthly Average for Carthage Gas Daily Daily (e)	$4.34/MMBtu
April 2012 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
April 2012 — December 2014	Natural Gas	(1,000) MMBtu/d	Texas Gas Transmission Price (b)	$4.87/MMBtu
April 2012 — December 2012	NGL’s	(2,463) Bbls/d	Mt.Belvieu Non-TET (d)	$.90-$2.60/Gal
January 2013 — December 2013	NGL’s	(1,715) Bbls/d	Mt.Belvieu Non-TET (d)	$.90-$2.60/Gal
January 2014 — March 2015	NGL’s	(1,725) Bbls/d	Mt.Belvieu Non-TET (d)	$.90-$2.60/Gal
April 2012 — December 2012	NGL’s	(702) Bbls/d	Mt.Belvieu Non-TET (d)	$2.20/Gal
April 2012 — December 2012	Crude Oil	(2,325) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$66.72 - $99.85/Bbl
January 2013 — December 2013	Crude Oil	(2,250) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60 - $99.85/Bbl
January 2014 — December 2014	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(1,000) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00-$100.04/Bbl
January 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl
April 2012 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu
April 2012 — December 2012	Crude Oil	700 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.
(e)	The average monthly gas price for Carthage Gas Daily Daily.

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range
April 2012 — December 2012	Crude Oil	600 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $97.40/Bbl
January 2013 — December 2013	Crude Oil	400 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.
(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

Our sensitivities for 2012 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2012, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize crude oil and NGL derivatives to mitigate a portion of our commodity price exposure for NGLs, and show our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes.

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

We estimate the following non-cash sensitivities in 2012 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$1.3
Crude oil prices	$5.00	Barrel	$11.8
NGL prices	$0.10	Gallon	$9.6

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

Natural Gas Storage and Pipeline Asset Based Commodity Derivative Program — Our natural gas storage and pipeline assets are exposed to certain risks including changes in commodity prices. We manage commodity price risk related to our natural gas storage and pipeline assets through our commodity derivative program. The commercial activities related to our natural gas storage and pipeline assets primarily consist of the purchase and sale of gas and associated time spreads and basis spreads.

A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow us to lock in a margin supported by the injection, withdrawal, and storage capacity of our natural gas storage assets. We may execute basis spread transactions to mitigate the risk of sale and purchase price differentials across our system. A basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas, including injections and withdrawals from storage. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our condensed consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of March 31, 2012:

Inventory

Period	Commodity	Notional Volume - (Short)/Long Positions	Fair Value (millions)	Weighted Average Price
March 31, 2012	Natural Gas	7,592,222 MMBtu’s	$ 16.0	$2.10/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Fair Value (millions)	Price Range
April 2012 - November 2012	Natural Gas	(32,232,500) MMBtu	$ 17.4	$2.27-$4.33/MMBtu
January 2013 – October 2013	Natural Gas	(7,000,000) MMBtu	$ 0.5	$3.29- $3.61/MMBtu
April 2012 - November 2012	Natural Gas	25,937,500 MMBtu	$ (11.6)	$2.18-$4.50/MMBtu
October 2013 - November 2013	Natural Gas	5,500,000 MMBtu	$ (0.1)	$3.48- $3.77/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in Note 17, “Commitments and Contingent Liabilities,” included in Item 8 of our 2011 Form 10-K, which is incorporated by reference into this item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2011 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our condensed consolidated results of operations, financial condition and cash flows.

Item 6. Exhibits

Exhibits

Exhibit Number	Description

2.1 *	Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated February 27, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.2 *	First Amendment to Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP dated March 30, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

3.1 *	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2 *	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3 *	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4 *	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5 *	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6 *	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1 *	Second Supplemental Indenture by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. dated March 13, 2012 (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2012).

10.1 *	Fourteenth Amendment to the Omnibus Agreement among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP dated March 30, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.2 *	Term Loan Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent dated January 3, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.3 *	DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.4 *	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.5 *	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.6 *	Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on May 10, 2012.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
Name:Mark A. Borer
Title:Chief Executive Officer

By:	/s/ Angela A. Minas
Name:Angela A. Minas
Title:Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1 *	Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated February 27, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.2 *	First Amendment to Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP dated March 30, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

3.1 *	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2 *	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3 *	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4 *	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5 *	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6 *	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1 *	Second Supplemental Indenture by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. dated March 13, 2012 (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2012).

10.1 *	Fourteenth Amendment to the Omnibus Agreement among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP dated March 30, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.2 *	Term Loan Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent dated January 3, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.3 *	DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.4 *	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.5 *	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.6 *	Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

12.1	Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.