Form 10-Q
period 2012-09-30
DCP Midstream Partners, LP
filed 2012-11-07
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, there were outstanding 61,091,793 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

•

our ability to construct facilities on budget and in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for materials;

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

•

the amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport and store, may be reduced if the pipelines and storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$8.4	$7.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.5 million and $0.3 million, respectively	72.6	108.6
Affiliates	67.8	106.2
Inventories	71.6	87.9
Unrealized gains on derivative instruments	47.3	41.2
Other	2.9	2.2

Total current assets	270.6	353.7
Property, plant and equipment, net	1,673.8	1,499.4
Goodwill	153.8	153.8
Intangible assets, net	139.0	145.3
Investments in unconsolidated affiliates	229.0	107.1
Unrealized gains on derivative instruments	37.2	6.4
Other long-term assets	14.0	11.7

Total assets	$2,517.4	$2,277.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$170.0	$231.7
Affiliates	14.1	46.8
Unrealized losses on derivative instruments	43.4	59.9
Other	68.2	42.1

Total current liabilities	295.7	380.5
Long-term debt	1,038.3	746.8
Unrealized losses on derivative instruments	13.6	32.8
Other long-term liabilities	28.3	19.0

Total liabilities	1,375.9	1,179.1

Commitments and contingent liabilities
Equity:
Predecessor equity	—	257.4
Common unitholders (59,179,130 and 44,848,703 units issued and outstanding, respectively)	1,124.2	654.4
General partner	(1.0)	(4.7)
Accumulated other comprehensive loss	(15.5)	(21.2)

Total partners’ equity	1,107.7	885.9
Noncontrolling interests	33.8	212.4

Total equity	1,141.5	1,098.3

Total liabilities and equity	$2,517.4	$2,277.4

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$144.4	$227.8	$540.3	$801.7
Sales of natural gas, propane, NGLs and condensate to affiliates	161.4	268.3	549.1	851.0
Transportation, processing and other	36.2	33.1	102.5	99.2
Transportation, processing and other to affiliates	8.8	9.7	28.2	23.0
(Losses) gains from commodity derivative activity, net	(11.1)	54.1	17.0	29.0
(Losses) gains from commodity derivative activity, net — affiliates	(8.8)	0.6	33.1	(0.8)

Total operating revenues	330.9	593.6	1,270.2	1,803.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	247.9	372.0	761.0	1,150.3
Purchases of natural gas, propane and NGLs from affiliates	20.1	77.0	212.4	314.0
Operating and maintenance expense	35.7	36.7	91.7	91.3
Depreciation and amortization expense	14.8	25.9	49.6	74.9
General and administrative expense	3.7	4.7	11.9	13.2
General and administrative expense — affiliates	7.4	7.3	22.1	22.0
Other income	(0.1)	(0.2)	(0.4)	(0.4)

Total operating costs and expenses	329.5	523.4	1,148.3	1,665.3

Operating income	1.4	70.2	121.9	137.8
Interest expense	(8.1)	(8.6)	(31.8)	(25.0)
Earnings from unconsolidated affiliates	8.9	6.9	16.6	17.1

Income before income taxes	2.2	68.5	106.7	129.9
Income tax expense	(0.3)	(0.4)	(1.0)	(0.9)

Net income	1.9	68.1	105.7	129.0
Net (income) loss attributable to noncontrolling interests	(0.6)	0.4	(2.0)	(12.8)

Net income attributable to partners	1.3	68.5	103.7	116.2
Net income attributable to predecessor operations	—	(2.2)	(2.6)	(14.3)
General partner’s interest in net income	(10.8)	(6.8)	(29.4)	(18.5)

Net (loss) income allocable to limited partners	$(9.5)	$59.5	$71.7	$83.4

Net (loss) income per limited partner unit — basic	$(0.16)	$1.35	$1.37	$1.93

Net (loss) income per limited partner unit — diluted	$(0.16)	$1.35	$1.36	$1.93

Weighted-average limited partner units outstanding — basic	58.7	44.1	52.5	43.2
Weighted-average limited partner units outstanding — diluted	58.7	44.2	52.6	43.2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Net income	$1.9	$68.1	$105.7	$129.0

Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	0.6	5.2	9.9	15.6
Net unrealized gains (losses) on cash flow hedges	0.7	(5.5)	—	(9.8)
Net unrealized losses on cash flow hedges - predecessor	—	(0.3)	(0.6)	(0.7)

Total other comprehensive income (loss)	1.3	(0.6)	9.3	5.1

Total comprehensive income	3.2	67.5	115.0	134.1
Total comprehensive (income) loss attributable to noncontrolling interests	(0.6)	0.4	(2.0)	(12.8)

Total comprehensive income attributable to partners	$2.6	$67.9	$113.0	$121.3

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Millions)
OPERATING ACTIVITIES:
Net income	$105.7	$129.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49.6	74.9
Earnings from unconsolidated affiliates	(16.6)	(17.1)
Distributions from unconsolidated affiliates	15.9	19.8
Net unrealized gains on derivative instruments	(18.9)	(47.3)
Other, net	1.5	3.2
Change in operating assets and liabilities, which provided (used) cash net of effects of acquisitions:
Accounts receivable	83.4	53.2
Inventories	16.3	(2.8)
Accounts payable	(95.7)	(26.2)
Accrued interest	11.6	2.2
Other current assets and liabilities	7.4	(5.3)
Other long-term assets and liabilities	(1.4)	(2.6)

Net cash provided by operating activities	158.8	181.0

INVESTING ACTIVITIES:
Capital expenditures	(152.5)	(98.5)
Acquisitions, net of cash acquired	(375.4)	(60.6)
Acquisition of unconsolidated affiliate	(29.8)	(114.3)
Investments in unconsolidated affiliates	(86.3)	(6.8)
Return of investment from unconsolidated affiliate	1.0	1.6
Proceeds from sale of assets	0.2	0.2

Net cash used in investing activities	(642.8)	(278.4)

FINANCING ACTIVITIES:
Proceeds from debt	1,353.4	832.0
Payments of debt	(1,062.0)	(754.0)
Payment of deferred financing costs	(3.5)	(0.1)
Excess purchase price over acquired assets	(110.2)	(35.7)
Proceeds from issuance of common units, net of offering costs	445.2	152.0
Net change in advances to predecessor from DCP Midstream, LLC	(11.5)	14.6
Distributions to unitholders and general partner	(128.7)	(97.5)
Distributions to noncontrolling interests	(4.8)	(26.8)
Contributions from DCP Midstream, LLC	6.9	9.1

Net cash provided by financing activities	484.8	93.6

Net change in cash and cash equivalents	0.8	(3.8)
Cash and cash equivalents, beginning of period	7.6	6.7

Cash and cash equivalents, end of period	$8.4	$2.9

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$257.4	$654.4	$(4.7)	$(21.2)	$212.4	$1,098.3
Net change in parent advances	(11.5)	—	—	—	—	(11.5)
Acquisition of additional 66.67% interest in Southeast Texas and NGL Hedge	(247.9)	39.5	—	—	—	(208.4)
Acquisition of additional 49.9% interest in East Texas	—	—	—	—	(175.8)	(175.8)
Issuance of units for Southeast Texas	—	48.0	—	—	—	48.0
Issuance of units for East Texas	—	33.0	—	—	—	33.0
Issuance of units for Mont Belvieu fractionators	—	60.0	—	—	—	60.0
Deficit purchase price under carrying value of acquired net assets for Southeast Texas and East Texas	—	35.8	—	(4.2)	—	31.6
Excess purchase price over carrying value of acquired net assets for Mont Belvieu fractionators	—	(170.2)	—	—	—	(170.2)
Issuance of 11,031,691 common units	—	445.2	—	—	—	445.2
Equity-based compensation	—	(0.4)	—	—	—	(0.4)
Distributions to unitholders and general partner	—	(103.0)	(25.7)	—	—	(128.7)
Distributions to noncontrolling interests	—	—	—	—	(4.8)	(4.8)
Contributions from DCP Midstream, LLC	—	10.2	—	—	—	10.2

Comprehensive income:
Net income attributable to predecessor operations	2.6	—	—	—	—	2.6
Net income	—	71.7	29.4	—	2.0	103.1
Reclassification of cash flow hedges into earnings	—	—	—	9.9	—	9.9
Net unrealized losses on cash flow hedges	(0.6)	—	—	—	—	(0.6)

Total comprehensive income	2.0	71.7	29.4	9.9	2.0	115.0

Balance, September 30, 2012	$—	$1,124.2	$(1.0)	$(15.5)	$33.8	$1,141.5

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2011	$337.8	$552.2	$(6.4)	$(27.7)	$220.1	$1,076.0
Net change in parent advances	19.0	—	—	—	—	19.0
Acquisition of Southeast Texas	(114.3)	—	—	—	—	(114.3)
Excess purchase price over acquired assets	—	(34.8)	—	(0.9)	—	(35.7)
Issuance of 3,941,667 common units	—	152.2	—	—	—	152.2
Equity-based compensation	—	2.9	—	—	—	2.9
Distributions to DCP Midstream, LLC	—	(2.6)	—	—	—	(2.6)
Distributions to unitholders and general partner	—	(80.5)	(17.0)	—	—	(97.5)
Distributions to noncontrolling interests	—	—	—	—	(26.8)	(26.8)
Contributions from DCP Midstream, LLC	—	—	—	—	9.1	9.1

Comprehensive income:
Net income attributable to predecessor operations	14.3	—	—	—	—	14.3
Net income	—	83.4	18.5	—	12.8	114.7
Reclassification of cash flow hedges into earnings	—	—	—	15.6	—	15.6
Net unrealized losses on cash flow hedges	(0.7)	—	—	(9.8)	—	(10.5)

Total comprehensive income	13.6	83.4	18.5	5.8	12.8	134.1

Balance, September 30, 2011	$256.1	$672.8	$(4.9)	$(22.8)	$215.2	$1,116.4

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

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our natural gas services business (which includes our Northern Louisiana system; our Southern Oklahoma system; our 40% interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system; our East Texas system (of which the remaining 49.9% was acquired in January 2012, and the Crossroads system was acquired in July 2012)); our Michigan system; our Southeast Texas system (of which 33.33% and 66.67% were acquired in January 2011 and March 2012, respectively), our NGL logistics business (which includes the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, our 10% interest in the Texas Express NGL pipeline, the NGL storage facility in Michigan, the DJ Basin NGL fractionators and our minority ownership interests in the Mont Belvieu fractionators acquired in July 2012), and our wholesale propane logistics business.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by Phillips 66. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 26% of us.

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and notes normally included in our annual financial statements have been condensed or omitted from these interim financial statements pursuant to such rules and regulations. Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in our 2011 Annual Report included as Exhibit 99.3 to our Current Report on Form 8-K filed on June 14, 2012.

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

On July 3, 2012, we acquired the Crossroads processing plant and associated gathering system from Penn Virginia Resource Partners, L.P. for $63.0 million. The acquisition was financed at closing with borrowings under our revolving credit facility. The Crossroads system, located in the southeastern portion of Harrison County in East Texas, includes approximately 8 miles of gas gathering pipeline, an 80 MMcf/d cryogenic processing plant, approximately 20 miles of NGL pipeline and a 50% ownership interest in an approximately 11-mile residue gas pipeline, or CrossPoint Pipeline, LLC, which we have accounted for as an unconsolidated affiliate using the equity method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We have accounted for the Crossroads business combination based on estimates of the fair value of assets acquired and liabilities assumed, including: property, plant and equipment; the equity investment in CrossPoint Pipeline, LLC; a liability for a firm transportation agreement which expires in 2015; and a gas purchase agreement under which a portion of those firm transportation payments are recoverable. Expected cash payments and receipts have been recorded at their estimated fair value and are included in other current liabilities, other long-term liabilities, and accounts receivable in our September 30, 2012 condensed consolidated balance sheet. The purchase price allocation is preliminary and is based on initial estimates of fair values at the date of the acquisition. We are currently evaluating the preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities becomes available. This allocation may change in subsequent financial statements pending the final estimates of fair value. The preliminary purchase price allocation as of September 30, 2012 is as follows:

September 30, 2012
(Millions)
Aggregate consideration	$63.0

Accounts receivable	$4.2
Property, plant and equipment	63.1
Investments in unconsolidated affiliates	6.1
Other current liabilities	(4.1)
Other long-term liabilities	(6.3)

Total preliminary purchase price allocation	$63.0

The results of operations for acquisitions accounted for as a business combination are included in our results subsequent to the date of acquisition. Accordingly, for the three and nine months ended September 30, 2012 total operating revenues of $8.5 million and net income attributable to the Partnership of $0.8 million associated with Crossroads, are included in the condensed consolidated statement of operations. Pro forma information is presented for comparative periods prior to the date of acquisition; however, comparative periods in the condensed consolidated financial statements are not adjusted to include the results of the acquisition.

The following tables present unaudited pro forma information for the condensed consolidated statement of operations for the nine months ended September 30, 2012 and 2011 and the three months ended September 30, 2011, as if the acquisition of Crossroads had occurred at the beginning of the earliest period presented.

	Nine Months Ended September 30, 2012
	DCP Midstream Partners, LP	Acquisition of Crossroads (a)	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$1,270.2	$27.0	$1,297.2
Net income attributable to partners	$103.7	$1.6	$105.3
Less:
Net income attributable to predecessor operations	(2.6)	—	(2.6)
General partner unitholders interest in net income	(29.4)	—	(29.4)

Net income allocable to limited partners	$71.7	$1.6	$73.3

Net income per limited partner unit — basic	$1.37	$0.03	$1.40
Net income per limited partner unit — diluted	$1.36	$0.03	$1.39

(a)	The nine months ended September 30, 2012, includes the financial results of Crossroads for the period from January 1, 2012 through July 2, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Nine Months Ended September 30, 2011
	DCP Midstream Partners, LP	Acquisition of Crossroads	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$1,803.1	$91.3	$1,894.4
Net income attributable to partners	$116.2	$3.4	$119.6
Less:
Net income attributable to predecessor operations	(14.3)	—	(14.3)
General partner unitholders interest in net income	(18.5)	—	(18.5)

Net income allocable to limited partners	$83.4	$3.4	$86.8

Net income per limited partner unit — basic and diluted	$1.93	$0.08	$2.01

	Three Months Ended September 30, 2011
	DCP Midstream Partners, LP	Acquisition of Crossroads	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$593.6	$28.0	$621.6
Net income attributable to partners	$68.5	$0.7	$69.2
Less:
Net income attributable to predecessor operations	(2.2)	—	(2.2)
General partner unitholders interest in net income	(6.8)	—	(6.8)

Net income allocable to limited partners	$59.5	$0.7	$60.2

Net income per limited partner unit — basic and diluted	$1.35	$0.02	$1.37

The supplemental pro forma total operating revenues for the nine months ended September 30, 2012 was adjusted to eliminate $5.4 million related to a contractual gas processing arrangement between us and Crossroads during the period.

The pro forma information is not intended to reflect actual results that would have occurred if the acquired business had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

On July 2, 2012, we acquired the minority ownership interests in two non-operated Mont Belvieu fractionators, or the Mont Belvieu fractionators, from DCP Midstream, LLC for aggregate consideration of $200.0 million. $60.0 million of the aggregate consideration was financed by the issuance at closing of 1,536,098 of our common units to DCP Midstream, LLC. We entered into a 2-year Term Loan Agreement to fund the remaining $140.0 million. The $170.2 million excess purchase price over the historical basis of the net assets acquired was recorded as a decrease in common unitholders’ equity. The minority ownership interests include a 12.5% interest in the Enterprise fractionator, which is operated by Enterprise Products Partners L.P., and a 20% interest in the Mont Belvieu 1 fractionator, which is operated by ONEOK Partners. Accordingly, we have accounted for the results of the minority ownership interests in the Mont Belvieu fractionators prospectively from the date of acquisition. The Mont Belvieu fractionators are accounted for as unconsolidated affiliates using the equity method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On April 12, 2012, we acquired a 10% ownership interest in the Texas Express Pipeline joint venture from the operator, Enterprise Products Partners, L.P., or Enterprise, representing an approximate investment of $85.0 million in the joint venture. At closing, we paid $10.9 million for our 10% ownership interest in the Texas Express Pipeline joint venture, representing our proportionate share of the investment through the closing date, and will be responsible for spending an approximate $75.0 million for our share of the remaining construction costs of the pipeline. Originating near Skellytown in Carson County, Texas, the 20-inch diameter Texas Express Pipeline will extend approximately 580 miles to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas, and will provide access to other third party facilities in the area. The Texas Express Pipeline will have an initial capacity of approximately 280 MBbls/d and as of September 30, 2012, has long-term, fee-based, ship-or-pay transportation commitments of 252 MBbls/d, including a commitment from DCP Midstream, LLC of 20 MBbls/d. The pipeline is expected to be completed by the second quarter of 2013.

On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for consideration of $240.0 million plus $20.7 million in working capital and other customary purchase price adjustments. $192.0 million of the consideration was financed with a portion of the net proceeds from our 4.95% 10-year Senior Notes offering. The remaining $48.0 million consideration was financed by the issuance at closing of an aggregate of 1,000,417 of our common units to DCP Midstream, LLC. DCP Midstream, LLC also provided fixed price NGL commodity derivatives, valued at $39.5 million, for the three year period subsequent to closing the newly acquired interest. The $8.9 million deficit purchase price under the historical basis of the net assets acquired and the $48.0 million of common units issued as consideration for this acquisition were recorded as an increase in common unitholders equity. Prior to the acquisition of the additional interest in Southeast Texas, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. Certain of the NGL commodity derivatives were valued at $24.6 million and represent consideration for the termination of a fee-based storage arrangement we had with DCP Midstream, LLC in conjunction with our initial 33.33% interest in Southeast Texas; the remaining portion of the commodity derivatives, valued at $14.9 million, mitigate a portion of our currently anticipated commodity price risk associated with the gathering and processing portion of the 66.67% interest in Southeast Texas acquired on March 30, 2012. The acquisition of the remaining 66.67% interest in Southeast Texas represents a transaction between entities under common control and a change in reporting entity. Accordingly, our consolidated financial statements have been adjusted to retrospectively include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business for all periods presented, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Combined Financial Information

The results of our 100% interest in Southeast Texas are included in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. The following table presents the previously reported December 31, 2011 condensed consolidated balance sheet, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The results of our 100% interest in Southeast Texas are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011. The following tables presents the previously reported condensed consolidated statements of operations for the three and nine months ended September 30, 2011, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

Three Months Ended September 30, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Equity Earnings (c)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$290.4	$205.7	$—	$496.1
Transportation, processing and other	40.8	2.0	—	42.8
Gains from commodity derivative activity, net	52.1	2.6	—	54.7

Total operating revenues	383.3	210.3	—	593.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	257.3	191.7	—	449.0
Operating and maintenance expense	31.5	5.2	—	36.7
Depreciation and amortization expense	20.6	5.3	—	25.9
General and administrative expense	9.4	2.6	—	12.0
Other income	(0.2)	—	—	(0.2)

Total operating costs and expenses	318.6	204.8	—	523.4

Operating income	64.7	5.5	—	70.2
Interest expense, net	(8.6)	—	—	(8.6)
Earnings from unconsolidated affiliates	10.0	—	(3.1)	6.9

Income before income taxes	66.1	5.5	(3.1)	68.5
Income tax expense	(0.2)	(0.2)	—	(0.4)

Net income	65.9	5.3	(3.1)	68.1
Net loss attributable to noncontrolling interests	0.4	—	—	0.4

Net income attributable to partners	$66.3	$5.3	$(3.1)	$68.5

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as earnings from unconsolidated affiliates.
(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.
(c)	Adjustments to remove Southeast Texas equity earnings at 33.33%.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Nine Months Ended September 30, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Equity Earnings (c)	Combined DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$1,043.2	$609.5	$—	$1,652.7
Transportation, processing and other	114.9	7.3	—	122.2
Gains from commodity derivative activity, net	24.5	3.7	—	28.2

Total operating revenues	1,182.6	620.5	—	1,803.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	906.6	557.7	—	1,464.3
Operating and maintenance expense	77.3	14.0	—	91.3
Depreciation and amortization expense	60.6	14.3	—	74.9
General and administrative expense	27.0	8.2	—	35.2
Other income	(0.4)	—	—	(0.4)

Total operating costs and expenses	1,071.1	594.2	—	1,665.3

Operating income	111.5	26.3	—	137.8
Interest expense, net	(25.0)	—	—	(25.0)
Earnings from unconsolidated affiliates	28.6	—	(11.5)	17.1

Income before income taxes	115.1	26.3	(11.5)	129.9
Income tax expense	(0.4)	(0.5)	—	(0.9)

Net income	114.7	25.8	(11.5)	129.0
Net income attributable to noncontrolling interests	(12.8)	—	—	(12.8)

Net income attributable to partners	$101.9	$25.8	$(11.5)	$116.2

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as earnings from unconsolidated affiliates.
(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.
(c)	Adjustments to remove Southeast Texas equity earnings at 33.33%.

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

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC. In January 2012, in conjunction with our acquisition of the remaining 49.9% interest in East Texas, we increased the annual fee we pay to DCP Midstream, LLC by $7.4 million. In March 2012, in conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC by $10.3 million, prorated for the remainder of the calendar year. These fees were previously allocated to East Texas and Southeast Texas. In July 2012, in conjunction with our acquisition of the minority interests in the Mont Belvieu fractionators, we increased the annual fee we pay to DCP Midstream, LLC by $0.2 million. As a result of these transactions, the annual fee we pay to DCP Midstream, LLC will be $28.1 million.

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Omnibus Agreement	$7.0	$2.6	$18.4	$7.6
Other fees — DCP Midstream, LLC	0.3	4.7	3.5	14.2

Total — DCP Midstream, LLC	$7.3	$7.3	$21.9	$21.8

In addition to the Omnibus Agreement, we incurred other general and administrative fees with DCP Midstream, LLC of $0.3 million for each of the three months ended September 30, 2012 and 2011, and $1.0 million for each of the nine months ended September 30, 2012 and 2011. These amounts include allocated expenses, including professional services, insurance and internal audit. For the nine months ended September 30, 2012, Southeast Texas incurred $2.5 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012. For the three and nine months ended September 30, 2011, Southeast Texas incurred $2.5 million and $7.5 million, respectively, in general and administrative expenses directly from DCP Midstream, LLC. For the three and nine months ended September 30, 2011, East Texas incurred $1.9 million and $5.7 million, respectively, in general and administrative expenses directly from DCP Midstream, LLC.

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the three and nine months ended September 30, 2012 and 2011.

We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream is the counterparty.

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

In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $1.2 million and $3.5 million for the three months ended September 30, 2012 and 2011, respectively, and $6.4 million and $9.1 million for the nine months ended September 30, 2012 and 2011, respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $2.1 million and $3.7 million for the three and nine months ended September 30, 2012. As of September 30, 2012, $1.2 million and $2.1 million of the contributions to East Texas and Southeast Texas, respectively, are recorded as receivables from affiliates in the condensed consolidated balance sheet.

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

As a result of a downstream outage, certain of our assets were required to curtail NGL production during 2012. DCP Midstream, LLC has reimbursed us for the impact of the curtailment and accordingly, we have recorded $2.5 million to sales of natural gas, propane, NGLs and condensate to affiliates and $0.2 million to transportation, processing and other to affiliates in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

In our NGL Logistics segment, we also have a contractual arrangement with a subsidiary of DCP Midstream, LLC which provides that DCP Midstream, LLC will pay us to transport NGLs on our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements. We generally report revenues associated with these activities in the condensed consolidated statements of operations as transportation, processing and other to affiliates.

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

We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Weld County, Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We incurred fees of $0.2 million and $0.7 million during the three and nine months ended September 30, 2012, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2011, which are included in operating and maintenance expense in the condensed consolidated statements of operations.

DCP Midstream, LLC has issued parental guarantees, totaling $25.0 million as of September 30, 2012, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Spectra Energy

We had propane supply agreements with Spectra Energy that expired April 2012, which provided us propane supply at our marine terminals, included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually.

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

Summary of Transactions with Affiliates

The following table summarizes transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$161.3	$258.0	$539.9	$809.5
Transportation, processing and other	$8.8	$7.9	$25.9	$17.4
Purchases of natural gas, propane and NGLs	$20.1	$33.6	$95.6	$132.2
(Losses) gains from commodity derivative activity, net	$(8.8)	$0.6	$33.1	$(0.8)
General and administrative expense	$7.3	$7.3	$21.9	$21.8
Spectra Energy:
Purchases of natural gas, propane and NGLs	$—	$41.8	$113.1	$173.5
ConocoPhillips (a):
Sales of natural gas, propane, NGLs and condensate	$—	$10.3	$9.0	$41.5
Transportation, processing and other	$—	$1.8	$2.3	$5.6
Purchases of natural gas, propane and NGLs	$—	$1.6	$1.3	$5.2
General and administrative expense	$—	$—	$0.1	$0.2
Phillips 66 (a):
Sales of natural gas, propane, NGLs and condensate	$0.1	$—	$0.2	$—
General and administrative expense	$0.1	$—	$0.1	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$2.4	$3.1

(a)	In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We had balances with affiliates as follows:

	September 30, 2012	December 31, 2011
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$67.4	$100.0
Accounts payable	$14.1	$22.6
Unrealized gains on derivative instruments — current	$44.8	$0.6
Unrealized gains on derivative instruments — long-term	$30.9	$—
Unrealized losses on derivative instruments — current	$(21.5)	$(0.6)
Unrealized losses on derivative instruments — long-term	$(1.1)	$—
Spectra Energy:
Accounts receivable	$0.3	$0.1
Accounts payable	$—	$21.4
ConocoPhillips (a):
Accounts receivable	$—	$6.1
Accounts payable	$—	$0.4
Unrealized gains on derivative instruments — current	$—	$2.5
Unrealized losses on derivative instruments — current	$—	$(2.0)
Phillips 66 (a):
Accounts receivable	$0.1	$—
Unconsolidated affiliates:
Accounts payable	$—	$2.4

(a)	In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

5.	Inventories

Inventories were as follows:

	September 30, 2012	December 31, 2011
	(Millions)
Natural gas	$15.7	$25.6
NGLs	55.9	62.3

Total inventories	$71.6	$87.9

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $0.2 million and $19.3 million in lower of cost or market adjustments during the three and nine months ended September 30, 2012, respectively. We recognized $1.9 million and $2.5 million in lower of cost or market adjustments during the three and nine months ended September 30, 2011, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	September 30,	December 31,
	Life	2012	2011
		(Millions)
Gathering and transmission systems	20 — 50 Years	$1,307.5	$1,211.9
Processing, storage, and terminal facilities	35 — 60 Years	820.1	742.8
Other	3 — 30 Years	24.4	23.1
Construction work in progress		261.7	218.3

Property, plant and equipment		2,413.7	2,196.1
Accumulated depreciation		(739.9)	(696.7)

Property, plant and equipment, net		$1,673.8	$1,499.4

Interest capitalized on construction projects for the three months ended September 30, 2012 and 2011 was $1.9 million and $0.2 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $4.9 million and $0.7 million, respectively.

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets effective April 1, 2012. The key contributing factors to the change in depreciable lives is an increase in the estimated remaining economically recoverable reserves resulting from the development of techniques that improve commodity production in the regions our assets serve. Advances in extraction processes, along with better technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. Based on our property, plant and equipment as of April 1, 2012, the new remaining depreciable lives resulted in an approximate $11.9 million and $23.8 million reduction in depreciation expense for the three and nine months ended September 30, 2012, respectively, and will result in an estimated reduction in depreciation expense of $36.0 million for the year ended December 31, 2012. This change in our estimated depreciable lives increased net income per limited partner unit by $0.20 and $0.45 for the three and nine months ended September 30, 2012, respectively.

In connection with our evaluation of useful lives, we corrected the classification for certain assets within the presentation of our major classes of property, plant and equipment as of December 31, 2011.

Depreciation expense was $12.7 million and $23.8 million for the three months ended September 30, 2012 and 2011, respectively, and $43.3 million and $68.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Asset Retirement Obligations — As of September 30, 2012, we had asset retirement obligations of $16.6 million included in other long-term liabilities in the condensed consolidated balance sheets. As of December 31, 2011, we had asset retirement obligations of $12.4 million included in other long-term liabilities in the condensed consolidated balance sheets. During the first quarter of 2012, we recorded a change in estimate to increase our asset retirement obligations by approximately $4.3 million. The change in estimate was primarily attributable to a reassessment of anticipated timing of settlements and of the original asset retirement obligation estimated amounts. For the three months ended September 30, 2012, accretion expense was $0.3 million, and for the nine months ended September 30, 2012, accretion benefit was $0.1 million. For the three and nine months ended September 30, 2011, accretion expense was $0.2 million and $0.5 million, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7.	Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	(Millions)
Beginning of period	$153.8	$151.2
Acquisitions	—	2.6

End of period	$153.8	$153.8

The carrying value of goodwill as of September 30, 2012 and December 31, 2011 was $82.2 million for each of the periods for our Natural Gas Services segment, $34.7 million for each of the periods for our NGL logistics segment, and $36.9 million for each of the periods for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment during the quarter at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the entire amount of goodwill disclosed on the condensed consolidated balance sheet is recoverable. We primarily used a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and were as follows:

	September 30, 2012	December 31, 2011
	(Millions)
Gross carrying amount	$164.3	$164.3
Accumulated amortization	(25.3)	(19.0)

Intangible assets, net	$139.0	$145.3

We recorded amortization expense of $2.1 million for each of the three months ended September 30, 2012 and 2011, and $6.3 million for each of the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the remaining amortization periods ranged from approximately 10 years to 23 years, with a weighted-average remaining period of approximately 18 years.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
Remainder of 2012	$2.1
2013	8.4
2014	8.4
2015	8.4
2016	8.4
Thereafter	103.3

Total	$139.0

8.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2012	December 31, 2011
		(Millions)
Discovery Producer Services LLC	40%	$159.5	$106.9
Texas Express Pipeline	10%	33.0	—
Mont Belvieu Enterprise Fractionator	12.5%	16.0	—
Mont Belvieu 1 Fractionator	20%	14.0	—
CrossPoint Pipeline, LLC	50%	6.3	—
Other	50%	0.2	0.2

Total investments in unconsolidated affiliates		$229.0	$107.1

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $30.8 million and $32.6 million at September 30, 2012 and December 31, 2011, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $5.7 million at September 30, 2012, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Mont Belvieu 1.

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Discovery Producer Services LLC	$3.8	$6.9	$11.5	$17.1
Mont Belvieu Enterprise Fractionator	2.7	—	2.7	—
Mont Belvieu 1 Fractionator	2.3	—	2.3	—
CrossPoint Pipeline, LLC	0.1	—	0.1	—

Total earnings from unconsolidated affiliates	$8.9	$6.9	$16.6	$17.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Statements of operations:
Operating revenue	$90.8	$55.2	$173.9	$158.7
Operating expenses	$48.6	$39.5	$115.0	$120.5
Net income	$42.2	$15.7	$58.4	$38.2

	September 30, 2012	December 31, 2011
	(Millions)
Balance sheets:
Current assets	$90.9	$38.1
Long-term assets	1,043.7	359.9
Current liabilities	(148.3)	(20.4)
Long-term liabilities	(42.5)	(28.5)

Net assets	$943.8	$349.1

9.	Fair Value Measurement

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the financial instruments carried at fair value as of September 30, 2012 and December 31, 2011, by consolidated balance sheet caption and by valuation hierarchy as described above:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$26.1	$21.2	$47.3	$—	$40.1	$1.1	$41.2
Long-term assets:
Commodity derivatives (b)	$—	$7.9	$29.3	$37.2	$—	$5.4	$1.0	$6.4
Current liabilities (c):
Commodity derivatives	$—	$(39.1)	$(0.2)	$(39.3)	$—	$(43.1)	$(0.7)	$(43.8)
Interest rate derivatives	$—	$(4.1)	$—	$(4.1)	$—	$(16.1)	$—	$(16.1)
Long-term liabilities (d):
Commodity derivatives	$—	$(10.5)	$(0.2)	$(10.7)	$—	$(27.5)	$(0.3)	$(27.8)
Interest rate derivatives	$—	$(2.9)	$—	$(2.9)	$—	$(5.0)	$—	$(5.0)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the nine months ended September 30, 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended September 30, 2012 (a):
Beginning balance	$43.6	$35.5	$(0.4)	$(0.3)
Net realized and unrealized (losses) gains included in earnings (d)	(2.2)	(6.2)	0.1	0.1
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	(13.3)	—	—	—
Settlements	(6.9)	—	0.1	—

Ending balance	$21.2	$29.3	$(0.2)	$(0.2)

Net unrealized gains (losses) still held included in earnings (d)	$2.6	$(6.2)	$(0.1)	$0.1

Three months ended September 30, 2011 (b):
Beginning balance	$0.6	$0.3	$(1.2)	$(0.3)
Net realized and unrealized gains (losses) included in earnings (d)	1.2	2.4	(2.1)	0.3
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	(2.5)	—	—
Settlements	(0.4)	—	2.6	—

Ending balance	$1.4	$0.2	$(0.7)	$—

Net unrealized gains (losses) still held included in earnings (d)	$1.0	$—	$(0.3)	$0.3

(a)	There were no purchases, issuances and sales of derivatives for the three months ended September 30, 2012.
(b)	There were no purchases, issuances and sales of derivatives for the three months ended September 30, 2011.
(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(d)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Nine months ended September 30, 2012 (a):
Beginning balance	$1.1	$1.0	$(0.7)	$(0.3)
Net realized and unrealized gains included in earnings (d)	9.2	1.6	0.8	0.1
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(1.9)	—	0.4	—
Purchases	12.8	26.7	(0.7)	—

Ending balance	$21.2	$29.3	$(0.2)	$(0.2)

Net unrealized gains still held included in earnings (d)	$8.2	$1.6	$0.5	$0.1

Nine months ended September 30, 2011 (b):
Beginning balance	$0.3	$0.3	$(0.1)	$(0.5)
Net realized and unrealized gains (losses) included in earnings (d)	1.4	1.0	(0.7)	0.5
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	(1.1)	—	—
Settlements	(0.3)	—	0.1	—

Ending balance	$1.4	$0.2	$(0.7)	$—

Net unrealized gains (losses) still held included in earnings (d)	$1.4	$(0.1)	$(0.7)	$0.3

(a)	There were no issuances and sales of derivatives for the nine months ended September 30, 2012.
(b)	There were no purchases, issuances and sales of derivatives for the nine months ended September 30, 2011.
(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(d)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3.

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

Product Group	Fair Value	Forward Curve Range
Assets	(Millions)
NGLs	$49.1	$0.34-$2.02	Per gallon
Natural Gas	$1.4	$3.74-$4.39	Per MMBtu

Liabilities
NGLs	$—	$—	Per gallon
Natural Gas	$(0.4)	$3.90-$4.39	Per MMBtu

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

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. Each of the carrying and fair values of outstanding balances under our Credit Agreement are $300.0 million as of September 30, 2012, and $497.0 million as of December 31, 2011. The carrying and fair values of the 4.95% Senior Notes are $350.0 million and $371.6 million, respectively, as of September 30, 2012. The carrying and fair values of the 3.25% Senior Notes are $250.0 million and $257.9 million, respectively, as of September 30, 2012. The carrying value of the 3.25% Senior Notes as of December 31, 2011 was $250.0 million, which approximated fair value. Each of the carrying and fair values of the term loan facility are $140.0 million as of September 30, 2012. We determine the fair value of our credit facility borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	Debt

Long-term debt was as follows:

	September 30, 2012	December 31, 2011
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.48% and 1.69%, respectively, due November 10, 2016 (a)	$300.0	$497.0
Term Loan Agreement
Term loan facility, variable interest rate of 1.62%, due July 2, 2014	140.0	—
Debt Securities
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350.0	—
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	250.0
Unamortized discount	(1.7)	(0.2)

Total long-term debt	$1,038.3	$746.8

(a)	$150.0 million has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 2.84% on the $300.0 million of outstanding debt under our revolving credit facility as of September 30, 2012. $450.0 million of debt was swapped to a fixed-rate obligation with effective fixed-rates ranging from 2.94% to 5.19%, for a net effective rate of 4.86% on the $497.0 million of outstanding debt under our revolving credit facility as of December 31, 2011.

Credit Agreement

We have a $1.0 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.

At September 30, 2012 and December 31, 2011, we had $1.0 million of letters of credit issued and outstanding under the Credit Agreement. As of September 30, 2012, the unused capacity under the revolving credit facility was $699.0 million, of which approximately $685.3 million was available for general working capital purposes.

Our borrowing capacity is limited at September 30, 2012 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our credit facility will not mature prior to the November 10, 2016 maturity date.

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

The Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and following the consummation of qualifying acquisitions, not more than 5.5 to 1.0, on a temporary basis for three consecutive quarters, including the quarter in which such acquisition is consummated.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Debt Securities

On March 13, 2012, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discounts of $4.2 million, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Facility. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2012. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.

The notes are senior unsecured obligations, ranking equally in right of payment with other unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Term Loan Agreements

On July 2, 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million (the “$140 million Term Loan”) to fund the cash portion of the acquisition of the Mont Belvieu fractionators. The $140 million Term Loan will mature on July 2, 2014. Effective November 1, 2012, the proceeds of any subsequent indebtedness issued with a maturity date after July 2, 2014 must first be used to prepay the $140 million Term Loan. Indebtedness under the $140 million Term Loan bears interest at either: (1) LIBOR, plus an applicable margin of 1.375% based on our current credit rating; or (2) (a) the higher of SunTrust Bank’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The $140 million Term Loan Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the $140 million Term Loan Agreement) consistent with our Credit Agreement. On January 2, 2013 and July 2, 2013, one-time payments of 0.125% and 0.20%, respectively, on the outstanding principal amount of the $140 million Term Loan are required.

On January 3, 2012, we entered into a 2-year Term Loan Agreement and borrowed $135.0 million which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2012	$—
2013	—
2014	140.0
2015	250.0
Thereafter	650.0

1,040.0
Unamortized discount	(1.7)

Total	$1,038.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11.	Risk Management and Hedging Activities

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

Commodity Price Risk

Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2016 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges in 2012 and 2013 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions, including fixed price sales. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a retail propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and any change in fair value is reflected in the current period within our condensed consolidated statements of operations as a gain or loss on commodity derivative activity.

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

During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with the forecasted purchase of natural gas in June, July and August 2013, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. These cash flow hedges were in a loss position of $2.8 million as of September 30, 2012 and will fluctuate in value through the term of construction. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, following completion of the additional storage cavern, any deferred gain or loss at the time of the purchase will remain in AOCI until the cavern is emptied and the base gas is sold.

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

At December 31, 2011, we had interest rate swap agreements totaling $450.0 million, of which we had designated $425.0 million as cash flow hedges and accounted for the remaining $25.0 million under the mark-to-market method of accounting. In March 2012, we paid down a portion of the revolving credit facility and, as a result, we discontinued cash flow hedge accounting on $225.0 million of our interest rate swap agreements. $300.0 million of swap agreements settled in Q2 2012.

At September 30, 2012, we had interest rate swap agreements extending through June 2014 totaling $150.0 million, which are designated as cash flow hedges. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

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

At September 30, 2012, $150.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR.

On March 8, 2012, we settled $195.0 million of our forward-starting interest rate swap agreements for $6.6 million. The remaining net deferred losses of $4.8 million in AOCI will be amortized into interest expense associated with our long-term debt offering through 2022.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of September 30, 2012, we are not a party to any agreements that would be subject to these provisions other than our credit agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of September 30, 2012, we had $27.4 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of September 30, 2012, if a credit-risk related event were to occur we may be required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of September 30, 2012, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $24.2 million.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of September 30, 2012, we had $150.0 million of individual interest rate swap instruments that were in a net liability position of $7.0 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

Unconsolidated Affiliates

Discovery Producer Services LLC, one of our unconsolidated affiliates, entered into agreements with a pipe vendor denominated in a foreign currency in connection with the expansion of the natural gas gathering pipeline system in the deepwater Gulf of Mexico, the Keathley Canyon Connector. Discovery entered into certain foreign currency derivative contracts to mitigate a portion of the foreign currency exchange risks which were designated as cash flow hedges. As these hedges are owned by Discovery, an unconsolidated affiliate, we include the impact to AOCI on our consolidated balance sheet.

Collateral

DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25.0 million in favor of certain counterparties to our commodity derivative instruments. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of September 30, 2012, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity and interest rate cash flow hedges:

	September 30, 2012	December 31, 2011
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(5.4)	$(1.8)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(10.1)	(19.4)

Total AOCI	$(15.5)	$(21.2)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of our derivative instruments that are designated as hedging instruments and those that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	September 30, 2012	December 31, 2011	Balance Sheet Line Item	September 30, 2012	December 31, 2011
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2.8)	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(2.6)

	$—	$—		$(2.8)	$(2.6)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4.1)	$(15.7)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(2.9)	(5.0)

	$—	$—		$(7.0)	$(20.7)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$47.3	$41.2	Unrealized losses on derivative instruments — current	$(36.5)	$(43.8)
Unrealized gains on derivative instruments — long-term	37.2	6.4	Unrealized losses on derivative instruments — long-term	(10.7)	(25.2)

	$84.5	$47.6		$(47.2)	$(69.0)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(0.4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—

	$—	$—		$—	$(0.4)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting.

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Loss Reclassified From AOCI to Earnings — Effective Portion				Loss Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing				Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Three Months Ended September 30,
	2012	2011	2012	2011			2012	2011
			(Millions)								(Millions)
Interest rate derivatives	$(0.4)	$(5.3)	$(0.6)	$(5.1)	(a	)	$—	$(0.1)	(a	)	$(3.2)
Commodity derivatives	$0.6	$(0.2)	$—	$(0.1)	(b	)	$—	$—	(c	)	$—
Foreign currency derivatives (d)	$0.5	$—	$—	$—			$—	$—			$—

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in gains (losses) from commodity derivative activity, net in our condensed consolidated statements of operations.
(c)	For the three months ended September 30, 2012 and 2011, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. The ineffective portion is included in gains (losses) from commodity derivative activity, net in our condensed consolidated statements of operations.
(d)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Loss Recognized in AOCI on Derivatives — Effective Portion		Loss Reclassified From AOCI to Earnings — Effective Portion				Loss Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing				Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Nine Months Ended September 30,
	2012	2011	2012	2011			2012	2011
			(Millions)								(Millions)
Interest rate derivatives	$(0.6)	$(9.5)	$(9.9)	$(15.4)	(a	)	$(2.1)	$(0.2)	(a	)(d)	$(3.2)
Commodity derivatives	$—	$(0.3)	$—	$(0.2)	(b	)	$(0.1)	$—	(c	)	$—

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	Included in gains (losses) from commodity derivative activity, net in our condensed consolidated statements of operations.
(c)	For the nine months ended September 30, 2012 and 2011, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. The ineffective portion is included in gains (losses) from commodity derivative activity, net in our condensed consolidated statements of operations.
(d)	For the nine months ended September 30, 2012, $0.6 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Third party:
Realized	$(3.9)	$(6.2)	$7.2	$(22.1)
Unrealized	(7.2)	60.3	9.8	51.1

(Losses) gains from commodity derivative activity, net	$(11.1)	$54.1	$17.0	$29.0

Affiliates:
Realized	$6.9	$(0.3)	$23.6	$1.1
Unrealized	(15.7)	0.9	9.6	(1.9)

(Losses) gains from commodity derivative activity, net — affiliates	$(8.8)	$0.6	$33.2	$(0.8)

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Third party:
Realized losses	$(0.7)	$(1.2)	$(7.0)	$(3.5)
Unrealized gains	0.6	1.3	6.9	4.1

Interest (losses) gains	$(0.1)	$0.1	$(0.1)	$0.6

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	September 30, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMbtu)
2012	(170,759)	(240,000)	(788,429)	605,000
2013	(927,310)	(6,865,000)	(700,975)	10,072,500
2014	(547,500)	(365,000)	(629,625)	(900,000)
2015	(365,000)	—	(155,250)	—
2016	(183,000)	—	—	—

	September 30, 2011
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMbtu)
2011	(87,058)	3,278,700	(379,887)	2,477,500
2012	(904,171)	(22,686,000)	(145,082)	13,800,000
2013	(947,249)	1,635,000	—	1,800,000
2014	(547,500)	(365,000)	—	—
2015	(365,000)	—	—	—
2016	(183,000)	—	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of September 30, 2012, we have swaps with a notional value of $70.0 million and $80.0 million, which, in aggregate, exchange $150.0 million of our floating rate obligation to a fixed rate obligation through June 2014.

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

In July 2012, we closed a private placement of equity with a group of institutional investors in which we sold 4,989,802 common units at a price of $35.55 per unit, and received proceeds of $173.8 million net of offering costs.

In June 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional partnership equity and debt securities. As of September 30, 2012, we have issued no securities under this registration statement.

In March 2012, we issued 5,148,500 common units at $47.42 per unit. We received proceeds of $234.0 million, net of offering costs.

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

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, common units having an aggregate offering amount of up to $150.0 million. During the three months ended September 30, 2012, we issued 554,589 of our common units pursuant to the equity distribution agreement, and received proceeds of $23.3 million, net of commissions and offering costs of $0.6 million. During the nine months ended September 30, 2012, we issued 893,389 of our common units pursuant to the equity distribution agreement, and received proceeds of $37.4 million, net of commissions and offering costs of $0.9 million.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of September 30, 2012. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents our cash distributions paid in 2012 and 2011:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
August 14, 2012	$0.6700	$49.4
May 15, 2012	$0.6600	$42.6
February 14, 2012	$0.6500	$36.7
November 14, 2011	$0.6400	$34.9
August 12, 2011	$0.6325	$34.0
May 13, 2011	$0.6250	$33.4
February 14, 2011	$0.6175	$30.0

13.	Equity-Based Compensation

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

15.	Net Income or Loss per Limited Partner Unit

Basic net income per limited partner unit is computed based on the weighted average number of units outstanding during the period. Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding performance units, phantom units and restricted units. The dilutive effect of unit-based awards was 26,466 and 74,299 equivalent units during the three months ended September 30, 2012 and 2011, respectively, and 35,908 and 61,573 equivalent units during the nine months ended September 30, 2012 and 2011, respectively.

16.	Commitments and Contingent Liabilities

Prospect — During the fourth quarter of 2011, we received a claim for arbitration (the “Claim”) filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC (together, the “Claimants”) against EE Group, LLC (“EE Group”) and a number of other parties that previously owned, directly or indirectly, our Marysville NGL storage facility (collectively, the “Respondents”). EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons Holdings, LLC (“Marysville”) on December 30, 2010 (the “Acquisition”). The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. We acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and a 100% interest in EE Group, which owned the remaining 5% interest in Marysville. The Claimants seek, from the Respondents collectively, alleged actual, punitive and treble damages and disgorgement of profits, as well as fees and costs. The purchase agreements for the Acquisition contain indemnification and other provisions that

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

may provide some protection to us for any breach of the representations, warranties and covenants made by the sellers in the Acquisition. In August 2012 we entered into a Settlement Agreement with the Claimants, in which the Claimants have agreed that if an award is issued to the Claimants in the arbitration, the Claimants will not attempt to recover such an award from us. This proceeding is subject to the uncertainties inherent in any litigation, and the ultimate outcome of this matter may not be known for an extended period of time. We intend to vigorously defend this matter.

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

During the first quarter of 2011, we discovered excess emissions at our East Texas gas plant. We met with the Texas Commission on Environmental Quality, or TCEQ, in April 2011 to discuss this matter and included these issues in Title V reports we submitted to the State. In August 2011, the TCEQ conducted a standard inspection at the East Texas gas plant to evaluate compliance with applicable air quality requirements. On August 31, 2011, the TCEQ issued us a Notice of Violation and a Notice of Enforcement citing a number of alleged violations of terms and requirements of the facility air permit. We responded to the Notice of Violation on September 28, 2011, including the implemented measures to ensure the facility is in compliance with the relevant air permit terms and conditions. We responded to the Notice of Enforcement on October 14, 2011, including a description of the measures that have been implemented, and will be implemented at the facility to ensure compliance with the relevant air permit terms and conditions. The TCEQ assessed a penalty of $0.6 million to resolve this matter, a portion of which was paid during the first quarter of 2012. We were only responsible for 50.1% of this penalty and DCP Midstream, LLC was responsible for the remainder of the penalty under the terms of our acquisition of a 49.9% interest in East Texas from DCP Midstream, LLC on January 3, 2012.

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

NGL Logistics — Our NGL Logistics segment provides services that include transportation, storage and fractionation of NGLs. The segment consists of the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, our 10% interest in the Texas Express NGL pipeline, the NGL storage facility in Michigan, the DJ Basin NGL fractionators in Colorado, our 12.5% interest in the Mont Belvieu Enterprise fractionator, and our 20% interest in the Mont Belvieu 1 fractionator.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended September 30, 2012

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$278.5	$15.8	$36.7	$—	$(0.1)	$330.9
Total purchases	(232.9)	—	(35.2)	—	0.1	(268.0)

Gross margin (a)	$45.6	$15.8	$1.5	$—	$—	$62.9
Operating and maintenance expense	(26.9)	(5.1)	(3.7)	—	—	(35.7)
Depreciation and amortization expense	(12.5)	(1.6)	(0.6)	(0.1)	—	(14.8)
General and administrative expense	—	—	—	(11.1)	—	(11.1)
Other income	—	0.1	—	—	—	0.1
Earnings from unconsolidated affiliates	3.9	5.0	—	—	—	8.9
Interest expense, net	—	—	—	(8.1)	—	(8.1)
Income tax expense (b)	—	—	—	(0.3)	—	(0.3)

Net income (loss)	10.1	14.2	(2.8)	(19.6)	—	1.9
Net income attributable to noncontrolling interests	(0.6)	—	—	—	—	(0.6)

Net income (loss) attributable to partners	$9.5	$14.2	$(2.8)	$(19.6)	$—	$1.3

Non-cash derivative mark-to-market (c)	$(20.8)	$—	$(2.1)	$0.4	$—	$(22.5)

Three Months Ended September 30, 2011

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations	Total
	(Millions)
Total operating revenue	$478.8	$14.7	$100.1	$—	$—	$593.6
Total purchases	(354.9)	—	(94.1)	—	—	(449.0)

Gross margin (a)	$123.9	$14.7	$6.0	$—	$—	$144.6
Operating and maintenance expense	(28.0)	(5.5)	(3.2)	—	—	(36.7)
Depreciation and amortization expense	(22.8)	(2.4)	(0.7)	—	—	(25.9)
General and administrative expense	—	—	—	(12.0)	—	(12.0)
Other income	—	0.2	—	—	—	0.2
Earnings from unconsolidated affiliates	6.9	—	—	—	—	6.9
Interest expense, net	—	—	—	(8.6)	—	(8.6)
Income tax expense (b)	—	—	—	(0.4)	—	(0.4)

Net income (loss)	80.0	7.0	2.1	(21.0)	—	68.1
Net loss attributable to noncontrolling interests	0.4	—	—	—	—	0.4

Net income (loss) attributable to partners	$80.4	$7.0	$2.1	$(21.0)	$—	$68.5

Non-cash derivative mark-to-market (c)	$61.0	$—	$0.1	$(0.7)	$—	$60.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Nine Months Ended September 30, 2012

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$910.4	$46.2	$313.8	$—	$(0.2)	$1,270.2
Total purchases	(683.6)	—	(290.0)	—	0.2	(973.4)

Gross margin (a)	$226.8	$46.2	$23.8	$—	$—	$296.8
Operating and maintenance expense	(67.8)	(12.8)	(11.1)	—	—	(91.7)
Depreciation and amortization expense	(43.0)	(4.6)	(1.9)	(0.1)	—	(49.6)
General and administrative expense	—	—	—	(34.0)	—	(34.0)
Other income	—	0.4	—	—	—	0.4
Earnings from unconsolidated affiliates	11.6	5.0	—	—	—	16.6
Interest expense, net	—	—	—	(31.8)	—	(31.8)
Income tax expense (b)	—	—	—	(1.0)	—	(1.0)

Net income (loss)	127.6	34.2	10.8	(66.9)	—	105.7
Net income attributable to noncontrolling interests	(2.0)	—	—	—	—	(2.0)

Net income (loss) attributable to partners	$125.6	$34.2	$10.8	$(66.9)	$—	$103.7

Non-cash derivative mark-to-market (c)	$5.4	$—	$13.9	$(0.4)	$—	$18.9

Capital expenditures	$141.5	$8.5	$2.5	$—	$—	$152.5

Acquisition expenditures	$375.4	$29.8	$—	$—	$—	$405.2

Investments in unconsolidated affiliates	$52.7	$33.6	$—	$—	$—	$86.3

Nine Months Ended September 30, 2011

	Natural Gas Services (e)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$1,310.9	$42.3	$452.1	$—	$(2.2)	$1,803.1
Total purchases	(1,043.7)	(4.7)	(418.1)	—	2.2	(1,464.3)

Gross margin (a)	$267.2	$37.6	$34.0	$—	$—	$338.8
Operating and maintenance expense	(69.0)	(11.3)	(11.0)	—	—	(91.3)
Depreciation and amortization expense	(66.7)	(6.1)	(2.1)	—	—	(74.9)
General and administrative expense	—	—	—	(35.2)	—	(35.2)
Other income	—	0.4	—	—	—	0.4
Earnings from unconsolidated affiliates	17.1	—	—	—	—	17.1
Interest expense, net	—	—	—	(25.0)	—	(25.0)
Income tax expense (b)	—	—	—	(0.9)	—	(0.9)

Net income (loss)	148.6	20.6	20.9	(61.1)	—	129.0
Net income attributable to noncontrolling interests	(12.8)	—	—	—	—	(12.8)

Net income (loss) attributable to partners	$135.8	$20.6	$20.9	$(61.1)	$—	$116.2

Non-cash derivative mark-to-market (c)	$49.7	$—	$(0.7)	$(1.7)	$—	$47.3

Capital expenditures	$88.8	$6.9	$2.8	$—	$—	$98.5

Acquisition expenditures	$145.3	$29.6	$—	$—	$—	$174.9

Investments in unconsolidated affiliates	$6.8	$—	$—	$—	$—	$6.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	September 30, 2012	December 31, 2011
	(Millions)
Segment long-term assets:
Natural Gas Services (e)	$1,768.1	$1,555.4
NGL Logistics	331.0	250.1
Wholesale Propane Logistics	104.5	104.2
Other (d)	43.2	14.0

Total long-term assets	2,246.8	1,923.7
Current assets	270.6	353.7

Total assets	$2,517.4	$2,277.4

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	For the three and nine months ended September 30, 2011, income tax expense relates primarily to the Texas margin tax and the Michigan business tax. The Michigan business tax was repealed in 2012; accordingly, income tax expense for the three and nine months ended September 30, 2012 relates primarily to the Texas margin tax.
(c)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.
(e)	The segment information for the three and nine months ended September 30, 2012 and 2011, and as of December 31, 2011, include the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.
(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics business to our Wholesale Propane business.

18.	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2012	2011
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$7.0	$7.4
Cash paid for income taxes, net of income tax refunds	$0.8	$29.9
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$8.3	$11.6
Other non-cash additions of property, plant and equipment	$5.8	$1.6
Non-cash change in parent advances	$—	$4.4
Non-cash distributions to DCP Midstream, LLC	$—	$2.6
Non-cash contributions from DCP Midstream, LLC	$3.3	$—
Non-cash excess purchase price over acquired assets	$60.0	$—

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheet September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$6.5	$1.9	$—	$8.4
Accounts receivable	—	0.1	140.3	—	140.4
Inventories	—	—	71.6	—	71.6
Other	—	—	50.2	—	50.2

Total current assets	—	6.6	264.0	—	270.6
Property, plant and equipment, net	—	—	1,673.8	—	1,673.8
Goodwill and intangible assets, net	—	—	292.8	—	292.8
Advances receivable — consolidated subsidiaries	828.2	859.1	—	(1,687.3)	—
Investments in consolidated subsidiaries	279.5	465.6	—	(745.1)	—
Investments in unconsolidated affiliates	—	—	229.0	—	229.0
Other long-term assets	—	7.7	43.5	—	51.2

Total assets	$1,107.7	$1,339.0	$2,503.1	$(2,432.4)	$2,517.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$18.2	$277.5	$—	$295.7
Advances payable — consolidated subsidiaries	—	—	1,687.3	(1,687.3)	—
Long-term debt	—	1,038.3	—	—	1,038.3
Other long-term liabilities	—	3.0	38.9	—	41.9

Total liabilities	—	1,059.5	2,003.7	(1,687.3)	1,375.9

Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	1,107.7	289.6	471.0	(745.1)	1,123.2
Accumulated other comprehensive loss	—	(10.1)	(5.4)	—	(15.5)

Total partners’ equity	1,107.7	279.5	465.6	(745.1)	1,107.7
Noncontrolling interests	—	—	33.8	—	33.8

Total equity	1,107.7	279.5	499.4	(745.1)	1,141.5

Total liabilities and equity	$1,107.7	$1,339.0	$2,503.1	$(2,432.4)	$2,517.4

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheet December 31, 2011 (a)
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
Partners’ equity:
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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$305.8	$—	$305.8
Transportation, processing and other	—	—	45.0	—	45.0
Losses from commodity derivative activity, net	—	—	(19.9)	—	(19.9)

Total operating revenues	—	—	330.9	—	330.9

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	268.0	—	268.0
Operating and maintenance expense	—	—	35.7	—	35.7
Depreciation and amortization expense	—	—	14.8	—	14.8
General and administrative expense	—	—	11.1	—	11.1
Other income	—	—	(0.1)	—	(0.1)

Total operating costs and expenses	—	—	329.5	—	329.5

Operating income	—	—	1.4	—	1.4
Interest expense, net	—	(8.6)	0.5	—	(8.1)
Income from consolidated subsidiaries	1.3	9.9	—	(11.2)	—
Earnings from unconsolidated affiliates	—	—	8.9	—	8.9

Income before income taxes	1.3	1.3	10.8	(11.2)	2.2
Income tax expense	—	—	(0.3)	—	(0.3)

Net income	1.3	1.3	10.5	(11.2)	1.9
Net income attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)

Net income attributable to partners	$1.3	$1.3	$9.9	$(11.2)	$1.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$1.3	$1.3	$10.5	$(11.2)	$1.9
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	0.6	—	—	0.6
Net unrealized (losses) gains on cash flow hedges	—	(0.4)	1.1	—	0.7
Other comprehensive income from consolidated subsidiaries	1.3	1.1	—	(2.4)	—

Total other comprehensive income	1.3	1.3	1.1	(2.4)	1.3

Total comprehensive income	2.6	2.6	11.6	(13.6)	3.2
Total comprehensive income attributable to noncontrolling interests	—	—	(0.6)	—	(0.6)

Total comprehensive income attributable to partners	$2.6	$2.6	$11.0	$(13.6)	$2.6

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Three Months Ended September 30, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$496.1	$—	$496.1
Transportation, processing and other	—	—	42.8	—	42.8
Gains from commodity derivative activity, net	—	—	54.7	—	54.7

Total operating revenues	—	—	593.6	—	593.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	449.0	—	449.0
Operating and maintenance expense	—	—	36.7	—	36.7
Depreciation and amortization expense	—	—	25.9	—	25.9
General and administrative expense	—	—	12.0	—	12.0
Other income	—	—	(0.2)	—	(0.2)

Total operating costs and expenses	—	—	523.4	—	523.4

Operating income	—	—	70.2	—	70.2
Interest expense, net	—	(8.3)	(0.3)	—	(8.6)
Income from consolidated subsidiaries	68.5	76.8	—	(145.3)	—
Earnings from unconsolidated affiliates	—	—	6.9	—	6.9

Income before income taxes	68.5	68.5	76.8	(145.3)	68.5
Income tax expense	—	—	(0.4)	—	(0.4)

Net income	68.5	68.5	76.4	(145.3)	68.1
Net loss attributable to noncontrolling interests	—	—	0.4	—	0.4

Net income attributable to partners	$68.5	$68.5	$76.8	$(145.3)	$68.5

(a)	The financial information for the three months ended September 30, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$68.5	$68.5	$76.4	$(145.3)	$68.1
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	5.1	0.1	—	5.2
Net unrealized losses on cash flow hedges	—	(5.3)	(0.2)	—	(5.5)
Net unrealized losses on cash flow hedges - predecessor	—	—	(0.3)	—	(0.3)
Other comprehensive loss from consolidated subsidiaries	(0.6)	(0.4)	—	1.0	—

Total other comprehensive loss	(0.6)	(0.6)	(0.4)	1.0	(0.6)

Total comprehensive income	67.9	67.9	76.0	(144.3)	67.5
Total comprehensive loss attributable to noncontrolling interests	—	—	0.4	—	0.4

Total comprehensive income attributable to partners	$67.9	$67.9	$76.4	$(144.3)	$67.9

(a)	The financial information for the three months ended September 30, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,089.4	$—	$1,089.4
Transportation, processing and other	—	—	130.7	—	130.7
Gains from commodity derivative activity, net	—	—	50.1	—	50.1

Total operating revenues	—	—	1,270.2	—	1,270.2

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	973.4	—	973.4
Operating and maintenance expense	—	—	91.7	—	91.7
Depreciation and amortization expense	—	—	49.6	—	49.6
General and administrative expense	—	—	34.0	—	34.0
Other income	—	—	(0.4)	—	(0.4)

Total operating costs and expenses	—	—	1,148.3	—	1,148.3

Operating income	—	—	121.9	—	121.9
Interest expense, net	—	(31.5)	(0.3)	—	(31.8)
Income from consolidated subsidiaries	103.7	135.2	—	(238.9)	—
Earnings from unconsolidated affiliates	—	—	16.6	—	16.6

Income before income taxes	103.7	103.7	138.2	(238.9)	106.7
Income tax expense	—	—	(1.0)	—	(1.0)

Net income	103.7	103.7	137.2	(238.9)	105.7
Net income attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)

Net income attributable to partners	$103.7	$103.7	$135.2	$(238.9)	$103.7

(a)	The financial information for the nine months ended September 30, 2012 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$103.7	$103.7	$137.2	$(238.9)	$105.7
Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	—	9.9	—	—	9.9
Net unrealized (losses) gains on cash flow hedges	—	(0.6)	0.6	—	—
Net unrealized losses on cash flow hedges - predecessor	—	—	(0.6)	—	(0.6)
Other comprehensive income (loss) from consolidated subsidiaries	9.3	—	—	(9.3)	—

Total other comprehensive income (loss)	9.3	9.3	—	(9.3)	9.3

Total comprehensive income	113.0	113.0	137.2	(248.2)	115.0
Total comprehensive income attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)

Total comprehensive income attributable to partners	$113.0	$113.0	$135.2	$(248.2)	$113.0

(a)	The financial information for the nine months ended September 30, 2012 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,652.7	$—	$1,652.7
Transportation, processing and other	—	—	122.2	—	122.2
Gains from commodity derivative activity, net	—	—	28.2	—	28.2

Total operating revenues	—	—	1,803.1	—	1,803.1

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,464.3	—	1,464.3
Operating and maintenance expense	—	—	91.3	—	91.3
Depreciation and amortization expense	—	—	74.9	—	74.9
General and administrative expense	—	—	35.2	—	35.2
Other income	—	—	(0.4)	—	(0.4)

Total operating costs and expenses	—	—	1,665.3	—	1,665.3

Operating income	—	—	137.8	—	137.8
Interest expense, net	—	(24.7)	(0.3)	—	(25.0)
Income from consolidated subsidiaries	116.2	140.9	—	(257.1)	—
Earnings from unconsolidated affiliates	—	—	17.1	—	17.1

Income before income taxes	116.2	116.2	154.6	(257.1)	129.9
Income tax expense	—	—	(0.9)	—	(0.9)

Net income	116.2	116.2	153.7	(257.1)	129.0
Net income attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)

Net income attributable to partners	$116.2	$116.2	$140.9	$(257.1)	$116.2

(a)	The financial information for the nine months ended September 30, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Nine Months Ended September 30, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$116.2	$116.2	$153.7	$(257.1)	$129.0
Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	—	15.4	0.2	—	15.6
Net unrealized losses on cash flow hedges	—	(9.5)	(0.3)	—	(9.8)
Net unrealized losses on cash flow hedges - predecessor	—	—	(0.7)	—	(0.7)
Other comprehensive income (loss) from consolidated subsidiaries	5.1	(0.8)	—	(4.3)	—

Total other comprehensive income (loss)	5.1	5.1	(0.8)	(4.3)	5.1

Total comprehensive income	121.3	121.3	152.9	(261.4)	134.1
Total comprehensive income attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)

Total comprehensive income attributable to partners	$121.3	$121.3	$140.1	$(261.4)	$121.3

(a)	The financial information for the nine months ended September 30, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(316.5)	$(285.1)	$757.9	$2.5	$158.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(152.5)	—	(152.5)
Acquisitions, net of cash acquired	—	—	(375.4)	—	(375.4)
Acquisitions of unconsolidated affiliates	—	—	(29.8)	—	(29.8)
Investments in unconsolidated affiliates	—	—	(86.3)	—	(86.3)
Return of investment in unconsolidated affiliates	—	—	1.0	—	1.0
Proceeds from sale of assets	—	—	0.2	—	0.2

Net cash used in investing activities	—	—	(642.8)	—	(642.8)

FINANCING ACTIVITIES:
Proceeds from debt	—	1,353.4	—	—	1,353.4
Payments of debt	—	(1,062.0)	—	—	(1,062.0)
Payment of deferred financing costs	—	(3.5)	—	—	(3.5)
Excess purchase price over acquired assets	—	—	(110.2)	—	(110.2)
Proceeds from issuance of common units, net of offering costs	445.2	—	—	—	445.2
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(11.5)	—	(11.5)
Distributions to unitholders and general partner	(128.7)	—	—	—	(128.7)
Distributions to noncontrolling interests	—	—	(4.8)	—	(4.8)
Contributions from DCP Midstream, LLC	—	—	6.9	—	6.9
Net change in short-term borrowings	—	0.1	—	(0.1)	—

Net cash provided by (used in) financing activities	316.5	288.0	(119.6)	(0.1)	484.8

Net change in cash and cash equivalents	—	2.9	(4.5)	2.4	0.8
Cash and cash equivalents, beginning of period	—	3.6	6.4	(2.4)	7.6

Cash and cash equivalents, end of period	$—	$6.5	$1.9	$—	$8.4

(a)	The financial information for the nine months ended September 30, 2012 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(54.5)	$(77.3)	$313.2	$(0.4)	$181.0

INVESTING ACTIVITIES:
Capital expenditures	—	—	(98.5)	—	(98.5)
Acquisitions, net of cash acquired	—	—	(174.9)	—	(174.9)
Investments in unconsolidated affiliates	—	—	(6.8)	—	(6.8)
Return of investment in unconsolidated affiliates	—	—	1.6	—	1.6
Proceeds from sale of assets	—	—	0.2	—	0.2

Net cash used in investing activities	—	—	(278.4)	—	(278.4)

FINANCING ACTIVITIES:
Proceeds from debt	—	832.0	—	—	832.0
Payments of debt	—	(754.0)	—	—	(754.0)
Payments of deferred financing cost	—	(0.1)	—	—	(0.1)
Excess purchase price over acquired assets		—	(35.7)	—	(35.7)
Proceeds from issuance of common units, net of offering cost	152.0	—	—	—	152.0
Net change in advances to predecessor from DCP Midstream, LLC	—	—	14.6	—	14.6
Distributions to unitholders and general partner	(97.5)	—	—	—	(97.5)
Distributions to noncontrolling interests	—	—	(26.8)	—	(26.8)
Contributions from DCP Midstream, LLC	—	—	9.1	—	9.1

Net cash provided by (used in) financing activities	54.5	77.9	(38.8)	—	93.6

Net change in cash and cash equivalents	—	0.6	(4.0)	(0.4)	(3.8)
Cash and cash equivalents, beginning of period	—	1.5	6.7	(1.5)	6.7

Cash and cash equivalents, end of period	$—	$2.1	$2.7	$(1.9)	$2.9

(a)	The financial information during the nine months ended September 30, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

20.	Subsequent Events

On October 29, 2012, the board of directors of the General Partner declared a quarterly distribution of $0.68 per unit, payable on November 14, 2012 to unitholders of record on November 7, 2012.

On November 2, 2012, we acquired a 33.33% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivatives for a three-year period for aggregate consideration of $438.3 million, less customary working capital and other purchase price adjustments of $7.1 million. $343.5 million of the consideration was financed with a 2-year Term Loan Agreement and $87.7 million was financed by the issuance at closing of an aggregate 1,912,663 of our common units to DCP Midstream, LLC. Upon approval by the board of directors of each of DCP Midstream, LLC and the General Partner to construct the Goliad gas plant, we expect to contribute an additional estimated $16.7 million plus 33.33% of the working capital and construction work in process for the Goliad gas plant, to the Eagle Ford system. The Eagle Ford system acquisition represents a

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

transaction between entities under common control. The results of the Eagle Ford system will be included in our Natural Gas Services segment.

On November 2, 2012, we borrowed $343.5 million on a 2-year Term Loan Agreement (the “$343.5 million Term Loan”) to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. The $343.5 million Term Loan will mature on November 2, 2014. The proceeds of any subsequent indebtedness issued with a maturity date after July 2, 2014 must first be used to prepay the existing $140 million Term Loan and any excess proceeds from indebtedness with a maturity after November 2, 2012 must be used to prepay the $343.5 million Term Loan. Indebtedness under the $343.5 million Term Loan bears interest at either: (1) LIBOR, plus an applicable margin of 1.375% based on our current credit rating; or (2) (a) the higher of SunTrust Bank’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The $343.5 million Term Loan Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the $343.5 million Term Loan Agreement) consistent with our Credit Agreement.

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

Our business is impacted by both commodity prices, which we partially mitigate through a multi-year hedging program, as well as volumes of throughput and sales of natural gas and natural gas liquids. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while natural gas liquids prices have softened in relation to crude prices. Natural gas liquids and natural gas prices are currently below levels seen in recent years due to increasing supplies and a near record warm weather. Although we have not experienced a significant impact to our natural gas throughput volumes as a result of decreased commodity prices, if commodity prices remain weak for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where low commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production. We use direct NGL hedges to mitigate a significant portion of our NGL price exposure, however, weakening of the relationship of natural gas liquids to crude oil prices does somewhat impact the effectiveness of our hedging program to mitigate our exposure to price fluctuations where we use crude oil to hedge our NGL price exposure.

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

The global economic outlook has become a cause for concern for U.S. financial markets as businesses and investors alike struggle to determine the impact these troubled nations will have domestically. A slowdown in global economic growth or a potential liquidity crisis may lead to further declines in commodity prices. This uncertainty may contribute to continuing volatility in financial and commodity markets.

Increased activity levels in liquids rich gas basins are creating capacity constraint concerns. The amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport and store, may be reduced if the pipelines and storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs.

Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical cost have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on co-investment with DCP Midstream, LLC. Our co-investment program may take numerous forms such as third-party acquisitions, organic build opportunities within our footprint, and accretive acquisition/dropdown opportunities with DCP Midstream, LLC. Co-investment capital commitments since the beginning of 2011 are nearly $1.4 billion.

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

•

On November 2, 2012, we acquired a 33.33% interest in DCP SC Texas, GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivatives for a three-year period for aggregate consideration of $438.3 million.

•

Our construction of the Eagle 200 MMcf/d natural gas processing plant is progressing and is expected to be online in the fourth quarter of 2012. Our expansion plan for the Discovery natural gas gathering pipeline system is also progressing and is expected to be completed in mid-2014. Once completed, both projects are expected to enhance our portfolio through additional fee-based margins.

Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including co-investment opportunities with DCP Midstream, LLC. In March, we raised $234.0 million in capital, net of commissions and offering costs, through a public equity offering and $345.8 million through a public debt offering of 4.95% 10-year Senior Notes, which were used to finance our growth opportunities and repay borrowings on our credit facility. On June 14, 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional partnership equity and debt securities. On July 2, 2012, we sold 4,989,802 common units in a private placement at a price of $35.55 per unit, and received proceeds of $173.8 million net of offering costs. During the nine months ended September 30, 2012, we issued 893,389 of our common units pursuant to our equity distribution agreement and received proceeds of $37.4 million, net of commissions and offering costs of $0.9 million. Additionally, we entered into two 2-year Term Loan agreements and borrowed $140.0 million and $343.5 million to fund the cash portions of our acquisitions of the Mont Belvieu fractionators and the Eagle Ford system, respectively. As of September 30, 2012, the unused capacity under the revolving credit facility was $699.0 million, of which approximately $685.3 million was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.

We raised our distributions for the quarter, resulting in a 6.3% increase in our quarterly distribution rate over the rate declared in the third quarter of 2011. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook

In the remainder of 2012, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business representing approximately 60% of our estimated margins, plus our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $15.0 million and $20.0 million, and approved expenditures for expansion capital of approximately $1.4 billion, for the year ending December 31, 2012. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon, which are shown as investments in unconsolidated affiliates, construction of the Eagle Plant, expansion and upgrades to our East Texas complex, and acquisitions, including the remainder of East Texas and Southeast Texas, the Mont Belvieu fractionators and the Crossroads processing plant in East Texas. The board of directors may, at its discretion, approve additional growth capital during the year.

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

Recent Events

On October 29, 2012, the board of directors of the General Partner declared a quarterly distribution of $0.68 per unit, payable on November 14, 2012 to unitholders of record on November 7, 2012.

On November 2, 2012, we acquired a 33.33% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivatives for a three-year period for aggregate consideration of $438.3 million, less customary working capital and other purchase price adjustments of $7.1 million. $343.5 million of the consideration was financed with a 2-year Term Loan Agreement and $87.7 million was financed by the issuance at closing of an aggregate 1,912,663 of our common units. Upon the approval by the board of directors of each of DCP Midstream, LLC and the General Partner to construct the Goliad gas plant, we expect to contribute an additional estimated $16.7 million plus 33.33% of the working capital and construction work in process for the Goliad gas plant, to the Eagle Ford system. The Eagle Ford system acquisition represents a transaction between entities under common control. The results of the Eagle Ford system will be included in our Natural Gas Services segment.

On November 2, 2012, we borrowed $343.5 million on a 2-year Term Loan Agreement (the “$343.5 million Term Loan”) to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. The $343.5 million Term Loan will mature on November 2, 2014. The proceeds of any subsequent indebtedness issued with a maturity date after July 2, 2014 must first be used to prepay the existing $140 million Term Loan and any excess proceeds from indebtedness with a maturity after November 2, 2012 must be used to prepay the $343.5 million Term Loan. Indebtedness under the $343.5 million Term Loan bears interest at either: (1) LIBOR, plus an applicable margin of 1.375% based on our current credit rating; or (2) (a) the higher of SunTrust Bank’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The $343.5 million Term Loan Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the $343.5 million Term Loan Agreement) consistent with our Credit Agreement.

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

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Reconciliation of Non-GAAP Measures
Reconciliation of net income attributable to partners to gross margin:
Net income attributable to partners	$1.3	$68.5	$103.7	$116.2
Interest expense	8.1	8.6	31.8	25.0
Income tax expense	0.3	0.4	1.0	0.9
Operating and maintenance expense	35.7	36.7	91.7	91.3
Depreciation and amortization expense	14.8	25.9	49.6	74.9
General and administrative expense	11.1	12.0	34.0	35.2
Other income	(0.1)	(0.2)	(0.4)	(0.4)
Earnings from unconsolidated affiliates	(8.9)	(6.9)	(16.6)	(17.1)
Net income (loss) attributable to noncontrolling interests	0.6	(0.4)	2.0	12.8

Gross margin	$62.9	$144.6	$296.8	$338.8

Non-cash commodity derivative mark-to-market (a)	$(22.9)	$61.1	$19.3	$49.0

Reconciliation of segment net income attributable to partners to segment gross margin:
Natural Gas Services segment:
Segment net income attributable to partners	$9.5	$80.4	$125.6	$135.8
Operating and maintenance expense	26.9	28.0	67.8	69.0
Depreciation and amortization expense	12.5	22.8	43.0	66.7
Earnings from unconsolidated affiliates	(3.9)	(6.9)	(11.6)	(17.1)
Net income (loss) attributable to noncontrolling interests	0.6	(0.4)	2.0	12.8

Segment gross margin	$45.6	$123.9	$226.8	$267.2

Non-cash commodity derivative mark-to-market (a)	$(20.8)	$61.0	$5.4	$49.7

NGL Logistics segment:
Segment net income attributable to partners	$14.2	$7.0	$34.2	$20.6
Operating and maintenance expense	5.1	5.5	12.8	11.3
Depreciation and amortization expense	1.6	2.4	4.6	6.1
Other income	(0.1)	(0.2)	(0.4)	(0.4)
Earnings from unconsolidated affiliates	(5.0)	—	(5.0)	—

Segment gross margin	$15.8	$14.7	$46.2	$37.6

Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners	$(2.8)	$2.1	$10.8	$20.9
Operating and maintenance expense	3.7	3.2	11.1	11.0
Depreciation and amortization expense	0.6	0.7	1.9	2.1

Segment gross margin	$1.5	$6.0	$23.8	$34.0

Non-cash commodity derivative mark-to-market (a)	$(2.1)	$0.1	$13.9	$(0.7)

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Millions)
Reconciliation of segment net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$9.5	$80.4	$125.6	$135.8
Non-cash commodity derivative mark-to-market	20.8	(61.0)	(5.4)	(49.7)
Depreciation and amortization expense	12.5	22.8	43.0	66.7
Noncontrolling interest on depreciation and income tax	(0.3)	(3.4)	(1.1)	(10.2)

Adjusted segment EBITDA	$42.5	$38.8	$162.1	$142.6

NGL Logistics segment:
Segment net income attributable to partners	$14.2	$7.0	$34.2	$20.6
Depreciation and amortization expense	1.6	2.4	4.6	6.1

Adjusted segment EBITDA	$15.8	$9.4	$38.8	$26.7

Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners (b)	$(2.8)	$2.1	$10.8	$20.9
Non-cash commodity derivative mark-to-market	2.1	(0.1)	(13.9)	0.7
Depreciation and amortization expense	0.6	0.7	1.9	2.1

Adjusted segment EBITDA	$(0.1)	$2.7	$(1.2)	$23.7

(a)	Includes no lower of cost or market adjustments for the three months ended September 30, 2012 and $1.5 million lower of cost or market adjustments during the three months ended September 30, 2011. We recognized $3.9 million and $2.0 million of lower of cost or market adjustments during the nine months ended September 30, 2012 and September 30, 2011, respectively.
(b)	Includes $0.2 million and $0.4 million lower of cost or market adjustments during the three months ended September 30, 2012 and 2011, respectively. We recognized $15.4 million and $0.5 million of lower of cost or market adjustments during the nine months ended September 30, 2012 and September 30, 2011, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Exhibit 99.2 to our Current Report on Form 8-K filed on June 14, 2012. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2012 are the same as those described in Exhibit 99.2 to the above-mentioned Current Report on Form 8-K, as updated by recent accounting pronouncements that we have adopted in Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”.

We performed our impairment testing of goodwill during the third quarter and concluded that the entire amount of goodwill on the balance sheet is recoverable. We primarily used a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. Our annual goodwill impairment tests indicated that our reporting units’ fair values were substantially in excess of their carrying values. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2012 vs. 2011		Variance Nine Months 2012 vs. 2011
	2012 (a)(b)(c)	2011 (a)(c)(d)	2012 (a)(b)(c)	2011 (a)(c)(d)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (e):
Natural Gas Services	$278.5	$478.8	$910.4	$1,310.9	$(200.3)	(42)%	$(400.5)	(31)%
NGL Logistics	15.8	14.7	46.2	42.3	1.1	7%	3.9	9%
Wholesale Propane Logistics	36.7	100.1	313.8	452.1	(63.4)	(63)%	(138.3)	(31)%
Intra-segment Eliminations	(0.1)	—	(0.2)	(2.2)	(0.1)	—%	2.0	91%

Total operating revenues	$330.9	$593.6	$1,270.2	$1,803.1	(262.7)	(44)%	(532.9)	(30)%

Gross margin (f):
Natural Gas Services	$45.6	$123.9	$226.8	$267.2	(78.3)	(63)%	(40.4)	(15)%
NGL Logistics	15.8	14.7	46.2	37.6	1.1	7%	8.6	23%
Wholesale Propane Logistics	1.5	6.0	23.8	34.0	(4.5)	(75)%	(10.2)	(30)%

Total gross margin	62.9	144.6	296.8	338.8	(81.7)	(57)%	(42.0)	(12)%
Operating and maintenance expense	(35.7)	(36.7)	(91.7)	(91.3)	(1.0)	(3)%	0.4	—%
Depreciation and amortization expense	(14.8)	(25.9)	(49.6)	(74.9)	(11.1)	(43)%	(25.3)	(34)%
General and administrative expense	(11.1)	(12.0)	(34.0)	(35.2)	(0.9)	(8)%	(1.2)	(3)%
Other income	0.1	0.2	0.4	0.4	(0.1)	(50)%	—	—%
Earnings from unconsolidated affiliates (g)	8.9	6.9	16.6	17.1	2.0	29%	(0.5)	(3)%
Interest expense	(8.1)	(8.6)	(31.8)	(25.0)	(0.5)	(6)%	6.8	27%
Income tax expense	(0.3)	(0.4)	(1.0)	(0.9)	(0.1)	(25)%	0.1	11%
Net loss (income) attributable to noncontrolling interests	(0.6)	0.4	(2.0)	(12.8)	1.0	* %	(10.8)	(84)%

Net income attributable to partners	$1.3	$68.5	$103.7	$116.2	$(67.2)	(98)%	$(12.5)	(11)%

Other data:
Non-cash commodity derivative mark-to-market	$(22.9)	$61.1	$19.3	$49.0	$(84.0)	* %	$(29.7)	(61)%
Natural gas throughput (MMcf/d) (g)	1,659	1,367	1,648	1,429	292	21%	219	15%
NGL gross production (Bbls/d) (g)	62,232	50,369	62,729	54,010	11,863	24%	8,719	16%
NGL pipelines throughput (Bbls/d) (g)	69,863	68,564	75,115	57,802	1,299	2%	17,313	30%
Propane sales volume (Bbls/d)	9,128	15,257	18,383	23,944	(6,129)	(40)%	(5,561)	(23)%

*	Percentage change is not meaningful.

(a)	On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas, in our Natural Gas Services segment, for the three and nine months ended September 30, 2012 and 2011.
(b)	Includes the results of our acquisition of the remaining 49.9% interest in East Texas, since January 3, 2012, the date of acquisition, in our Natural Gas Services segment.
(c)	Includes the results of our DJ Basin NGL and Mont Belvieu fractionators since the dates of acquisition of March 24, 2011 and July 2, 2012, respectively, in our NGL Logistics Segment.
(d)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets. On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC. For the three and nine months ended September 30, 2011, the 49.9% interest in East Texas owned by DCP Midstream, LLC was unhedged. As such, our consolidated results depict 49.9% of East Texas, unhedged for the three and nine months ended September 30, 2011.
(e)	Operating revenues include the impact of commodity derivative activity.
(f)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.
(g)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, and Discovery and our share of earnings for Discovery and the Mont Belvieu fractionators. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased $262.7 million in 2012 compared to 2011 primarily as a result of the following:

•	$125.7 million decrease primarily attributable to lower NGL and natural gas prices;

•

$74.6 million decrease related to commodity derivative activity including $84.1 million change in non-cash derivative mark-to-market loss, offset by $9.5 million increase in settled derivatives. Included in our derivative activity are an increase in unrealized losses of $3.3 million and a decrease in realized gains of $1.5 million from the predecessor’s Southeast Texas storage business;

•

$61.9 million decrease attributable to reduced Wholesale Propane Logistics segment volumes as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather and lower propane prices; and

•

$0.5 million decrease due to lower gas storage revenue, partially offset by increased volumes as a result of our planned turnaround activity and an extended planned third party outage in 2011 and our acquisition of the Crossroads system in 2012.

Gross Margin — Gross margin decreased $81.7 million in 2012 compared to 2011, primarily as a result of the following:

•

$78.3 million decrease for our Natural Gas Services segment, primarily related to commodity derivative activity and lower commodity prices, partially offset by increased volumes attributable to higher unit margin on physical sales related to our natural gas storage and pipeline assets, planned turnaround activity and extended planned third party outages in 2011, and our acquisition of the Crossroads system in 2012; and

•

$4.5 million decrease for our Wholesale Propane Logistics segment, primarily due to reduced volumes as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather and lower per unit margins, partially offset by the sale of inventory written down in Q2 2012.

These decreases were partially offset by:

•

$1.1 million increase for our NGL Logistics segment as a result of increased throughput on our pipelines, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011, primarily as a result of timing of expenditures, partially offset by our acquisition of the Crossroads system in 2012. 2011 results reflect planned turnaround activity and environmental remediation at East Texas, and the impact of timing of expenditures related to the transition and integration of our Marysville acquisition and pipeline integrity testing.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 Fractionator, 12.5% ownership of the Mont Belvieu Enterprise Fractionator, and 50% ownership in CrossPoint, increased in 2012 compared to 2011 primarily as a result of our acquisition of the Mont Belvieu Fractionators in July 2012, partially offset by lower commodity prices and reduced throughput volumes on Discovery. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests increased in 2012 compared to 2011 as a result of our acquisition of the remaining 49.9% of East Texas.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased $532.9 million in 2012 compared to 2011 primarily as a result of the following:

•	$313.1 million decrease primarily attributable to lower NGL and natural gas prices;

•

$155.1 million decrease attributable to reduced Wholesale Propane Logistics segment volumes as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather, and lower propane prices; and

•	$86.6 million decrease primarily due to lower volumes, lower gas storage revenue and the East Texas recovery settlement in 2011, partially offset by our acquisition of the Crossroads system in 2012.

These decreases were partially offset by:

•

$21.9 million increase related to commodity derivative activity including $29.9 million change in non-cash derivative mark-to-market losses offset by $51.8 million increase in settled derivatives. Included in our derivative activity are an increase in unrealized losses of $25.2 million and an increase in realized gains of $26.7 million from the predecessor’s Southeast Texas storage business.

Gross Margin — Gross margin decreased $42.0 million in 2012 compared to 2011, primarily as a result of the following:

•

$40.4 million decrease for our Natural Gas Services segment, primarily related to lower commodity prices, decreased volumes and differences in gas quality across certain assets, and the East Texas recovery settlement in 2011, partially offset by increased commodity derivative activity and our acquisition of the Crossroads system in 2012; and

•

$10.2 million decrease for our Wholesale Propane Logistics segment primarily due to a non-cash lower of cost or market inventory adjustment of $15.4 million, a lack of demand due to the industry’s excess inventory resulting from near record warm weather, and lower per unit margins, partially offset by commodity derivative activities and the sale of inventory written down in Q2 2012.

These decreases were partially offset by:

•

$8.6 million increase for our NGL Logistics segment as a result of increased throughput on certain of our pipelines, the completion of the Wattenberg expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2012 compared to 2011 as result of the completion of the Wattenberg capital expansion project, and our acquisition of the Crossroads system in 2012 and the DJ Basin NGL fractionators. 2011 results reflect planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 Fractionator, 12.5% ownership of the Mont Belvieu Enterprise Fractionator, and 50% ownership in CrossPoint, decreased in 2012 compared to 2011 primarily as a result of lower commodity prices and reduced throughput volumes on Discovery, partially offset by our acquisition of the Mont Belvieu Fractionators in July 2012. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2012 vs. 2011		Variance Nine Months 2012 vs. 2011
	2012 (b)	2011 (a)(b)	2012 (b)	2011 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$267.7	$396.0	$791.1	$1,196.6	$(128.3)	(32)%	$(405.5)	(34)%
Transportation, processing and other	29.3	28.2	84.6	84.7	1.1	4%	(0.1)	—%
(Losses) gains from commodity derivative activity	(18.5)	54.6	34.7	29.6	(73.1)	(134)%	5.1	17%

Total operating revenues	278.5	478.8	910.4	1,310.9	(200.3)	(42)%	(400.5)	(31)%
Purchases of natural gas and NGLs	232.9	354.9	683.6	1,043.7	(122.0)	(34)%	(360.1)	(35)%

Segment gross margin (c)	45.6	123.9	226.8	267.2	(78.3)	(63)%	(40.4)	(15)%
Operating and maintenance expense	(26.9)	(28.0)	(67.8)	(69.0)	(1.1)	(4)%	(1.2)	(2)%
Depreciation and amortization expense	(12.5)	(22.8)	(43.0)	(66.7)	(10.3)	(45)%	(23.7)	(36)%
Earnings from unconsolidated affiliates (d)	3.9	6.9	11.6	17.1	(3.0)	(43)%	(5.5)	(32)%

Segment net income	10.1	80.0	127.6	148.6	(69.9)	(87)%	(21.0)	(14)%
Segment net (income) loss attributable to noncontrolling interests	(0.6)	0.4	(2.0)	(12.8)	1.0	* %	(10.8)	(84)%

Segment net income attributable to partners	$9.5	$80.4	$125.6	$135.8	$(70.9)	(88)%	$(10.2)	(8)%

Other data:
Non-cash commodity derivative mark-to-market	$(20.8)	$61.0	$5.4	$49.7	$(81.8)	* %	$(44.3)	(89)%
Natural gas throughput (MMcf/d) (d)	1,659	1,367	1,648	1,429	292	21%	219	15%
NGL gross production (Bbls/d) (d)	62,232	50,369	62,729	54,010	11,863	24%	8,719	16%

*	Percentage change is not meaningful.
(a)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our ownership in East Texas as well as all other natural gas services assets. On January 3, 2012 we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC. For the three and nine months ended September 30, 2011, the 49.9% interest in East Texas owned by DCP Midstream, LLC is unhedged. As such, our consolidated results depict 49.9% of East Texas, unhedged for the three and nine months ended September 30, 2011.
(b)	On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for the three and nine months ended September 30, 2012 and 2011.
(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(d)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, and Discovery and our share of earnings for Discovery. Earnings for Discovery include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased $200.3 million in 2012 compared to 2011, primarily as a result of the following:

•	$87.7 million decrease attributable to lower commodity prices;

•

$73.1 million decrease related to commodity derivative activity. This includes a change in unrealized commodity derivative activity in 2012 compared to 2011of $81.9 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $8.8 million. Included in our derivative activity are an increase in unrealized losses of $3.3 million and a decrease in realized gains of $1.5 million from the predecessor’s Southeast Texas storage business; and

•	$53.2 million decrease attributable to decreased prices and volumes for physical sales related to our natural gas storage and pipeline assets.

These decreases were partially offset by:

•

$12.6 million increase primarily attributable to increased volumes across certain assets and our acquisition of the Crossroads system in 2012. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas, and an extended planned third party outage at our Wyoming asset; and

•	$1.1 million increase in transportation, processing and other revenues as a result of our acquisition of the Crossroads system in 2012.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $122.0 million in 2012 compared to 2011 primarily as a result of lower commodity prices; partially offset by higher volumes and our acquisition of the Crossroads system in 2012.

Segment Gross Margin — Segment gross margin decreased $78.3 million in 2012 compared to 2011, primarily as a result of the following:

•	$73.1 million decrease related to commodity derivative activities as discussed above; and

•	$13.6 million decrease as a result of lower commodity prices.

These decreases were partially offset by:

•

$8.4 million increase attributable to higher unit margin on physical sales related to our natural gas storage and pipeline assets, and our acquisition of the Crossroads system in 2012; partially offset by lower volumes and differences in gas quality across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas and an extended planned third party outage at our Wyoming asset.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 primarily as a result of timing of expenditures, partially offset by our acquisition of the Crossroads system in 2012. 2011 results reflect planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 50% ownership in CrossPoint, decreased in 2012 compared to 2011 primarily as a result of lower commodity prices and reduced throughput volumes on Discovery, partially offset by settlements of commercial disputes. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests increased in 2012 compared to 2011 as a result of the acquisition of the remaining 49.9% of East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas and the Crossroads system in 2012, partially offset by decreased volumes across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas, and an extended planned third party outage at our Wyoming asset.

NGL Gross Production — NGL production increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas and the Crossroads system in 2012, partially offset by decreased volumes and differences in gas quality across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas, and an extended planned third party outage at our Wyoming asset.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased $400.5 million in 2012 compared to 2011, primarily as a result of the following:

•	$179.4 million decrease attributable to lower commodity prices;

•	$169.3 million decrease attributable to decreased prices and volumes for physical sales related to our natural gas storage and pipeline assets;

•

$51.1 million decrease primarily attributable to decreased volumes across certain assets and differences in gas quality, partially offset by 2011 planned turnaround activity at East Texas and Southeast Texas; and

•	$5.8 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•

$5.1 million increase related to commodity derivative activity. This includes a change in unrealized commodity derivative activity in 2012 compared to 2011of $44.5 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $49.6 million. Included in our derivative activity are an increase in unrealized losses of $25.2 million and an increase in realized gains of $26.7 million from the predecessor’s Southeast Texas storage business.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $360.1 million in 2012 compared to 2011 primarily as a result of lower commodity prices and decreased volumes across certain assets, partially offset by our acquisition of the Crossroads system in 2012.

Segment Gross Margin — Segment gross margin decreased $40.4 million in 2012 compared to 2011, primarily as a result of the following:

•	$26.9 million decrease as a result of lower commodity prices;

•

$12.8 million decrease primarily attributable to decreased volumes and differences in gas quality across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas; and

•	$5.8 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•	$5.1 million increase related to commodity derivative activities as discussed in the Operating Revenues section above.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 primarily as a result of timing of expenditures, partially offset by our acquisition of the Crossroads system in 2012. 2011 results reflect planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery and 50% ownership in CrossPoint, decreased in 2012 compared to 2011 primarily as a result of lower commodity prices and reduced throughput volumes on Discovery, partially offset by timing of expenditures. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of the acquisition of the remaining 49.9% of East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas and the Crossroads system, in 2012 partially offset by decreased volumes across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas.

NGL Gross Production — NGL production increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas and the Crossroads system in 2012, partially offset by decreased volumes and differences in gas quality across certain assets. 2011 results reflect planned turnaround activity at East Texas and Southeast Texas.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze, Wattenberg and Black Lake transportation pipelines, our 10% interest in the Texas Express NGL pipeline, our Marysville NGL storage facility, our DJ Basin NGL fractionators and our minority ownership interests in the Mont Belvieu fractionators:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2012 vs. 2011		Variance Nine Months 2012 vs. 2011
	2012 (b)	2011 (b)	2012 (b)	2011 (b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$—	$—	$—	$4.9	$—	—%	$(4.9)	(100)%
Transportation, processing and other	15.8	14.7	46.2	37.4	1.1	7%	8.8	24%

Total operating revenues	15.8	14.7	46.2	42.3	1.1	7%	3.9	9%
Purchases of NGLs	—	—	—	4.7	—	—%	(4.7)	(100)%

Segment gross margin (a)	15.8	14.7	46.2	37.6	1.1	7%	8.6	23%
Operating and maintenance expense	(5.1)	(5.5)	(12.8)	(11.3)	(0.4)	(7)%	1.5	13%
Depreciation and amortization expense	(1.6)	(2.4)	(4.6)	(6.1)	(0.8)	(33)%	(1.5)	(25)%
Other income	0.1	0.2	0.4	0.4	(0.1)	(50)%	—	—%
Earnings from unconsolidated affiliates (c)	5.0	—	5.0	—	5.0	100%	5.0	100%

Segment net income attributable to partners	$14.2	$7.0	$34.2	$20.6	$7.2	103%	$13.6	66%

Other data:
NGL pipelines throughput (Bbls/d) (c)	69,863	68,564	75,115	57,802	1,299	2%	17,313	30%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(b)	Includes the results of our DJ Basin NGL and Mont Belvieu fractionators since the dates of acquisition of March 24, 2011 and July 2, 2012, respectively.
(c)	Includes our share, based on our ownership percentage, of the throughput volumes and earnings of the Mont Belvieu fractionators.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues increased in 2012 compared to 2011 as result of increased throughput on our pipelines, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Segment Gross Margin — Segment gross margin increased in 2012 compared to 2011 as result of increased throughput on our pipelines, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011. 2011 results were impacted by the timing of expenditures related to the transition and integration of our Marysville acquisition and pipeline integrity testing.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 Fractionator and 12.5% ownership of the Mont Belvieu Enterprise Fractionator, increased in 2012 compared to 2011 as a result the acquisition of the Mont Belvieu Fractionators in July 2012.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2012 compared to 2011 as a result of volume growth on our pipelines, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues increased in 2012 compared to 2011 as result of increased throughput on our pipelines, the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Segment Gross Margin — Segment gross margin increased in 2012 compared to 2011 as result of increased throughput on our pipelines, the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2012 compared to 2011 due to the completion of the Wattenberg capital expansion project, timing of expenditures, and our acquisition of the DJ Basin NGL fractionators.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 Fractionator and 12.5% ownership of the Mont Belvieu Enterprise Fractionator, increased in 2012 compared to 2011 as a result the acquisition of the Mont Belvieu Fractionators in July 2012.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2012 compared to 2011 as a result of volume growth on our pipelines and the completion of the Wattenberg capital expansion project, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2012 vs. 2011		Variance Nine Months 2012 vs. 2011
	2012	2011	2012	2011	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$38.1	$100.1	$298.3	$453.4	$(62.0)	(62)%	$(155.1)	(34)%
Other	—	(0.1)	0.1	0.1	0.1	100%	—	—%
(Losses) gains from commodity derivative activity	(1.4)	0.1	15.4	(1.4)	(1.5)	* %	16.8	* %

Total operating revenues	36.7	100.1	313.8	452.1	(63.4)	(63)%	(138.3)	(31)%
Purchases of propane	35.2	94.1	290.0	418.1	(58.9)	(63)%	(128.1)	(31)%

Segment gross margin (a)	1.5	6.0	23.8	34.0	(4.5)	(75)%	(10.2)	(30)%
Operating and maintenance expense	(3.7)	(3.2)	(11.1)	(11.0)	0.5	16%%	0.1	1%
Depreciation and amortization expense	(0.6)	(0.7)	(1.9)	(2.1)	(0.1)	(14)%	(0.2)	(10)%

Segment net (loss) income attributable to partners	$(2.8)	$2.1	$10.8	$20.9	$(4.9)	* %	$(10.1)	(48)%

Other data:
Non-cash commodity derivative mark-to-market	$(2.1)	$0.1	$13.9	$(0.7)	$(2.2)	* %	$14.6	* %
Propane sales volume (Bbls/d)	9,128	15,257	18,383	23,944	(6,129)	(40)%	(5,561)	(23)%

*	Percentage change is not meaningful.
(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased by $63.4 million in 2012 compared to 2011, primarily as a result of the following:

•	$39.6 million decrease attributable to reduced sales volumes primarily as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather;

•	$22.3 million decrease attributable to lower propane prices; and

•	$1.5 million decrease related to a decrease in unrealized commodity derivative activity of $2.2 million, offset by an increase in realized cash settlements of $0.7 million.

Purchases of Propane — Purchases of propane decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of inventory build resulting from near record warm weather, offset by a modest recovery of the lower of cost or market inventory adjustment recognized in Q2 2012, through the sale of inventory.

Segment Gross Margin — Segment gross margin decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather and lower per unit margins, offset by a modest recovery of the lower of cost or market inventory adjustment recognized in Q2 2012, through the sale of inventory.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2012 compared to 2011 due to timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Propane Sales Volume — Propane sales volumes decreased in 2012 compared to 2011 as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Total Operating Revenues — Total operating revenues decreased $138.3 million in 2012 compared to 2011, primarily as a result of the following:

•	$113.2 million decrease attributable to reduced sales volumes primarily as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather; and

•	$41.9 million decrease attributable to lower propane prices.

These decreases were partially offset by:

•	$16.8 million increase related to a change in unrealized commodity derivative activity of $14.6 million and a change in realized commodity derivative activity of $2.2 million.

Purchases of Propane — Purchases of propane decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of inventory build resulting from near record warm weather and lower propane prices, partially offset by a non-cash lower of cost or market inventory adjustment of $15.4 million in 2012, offset by a modest recovery through the sale of inventory.

Segment Gross Margin — Segment gross margin decreased in 2012 compared to 2011 primarily due to a non-cash lower of cost or market inventory adjustment of $15.4 million, offset by a modest recovery through the sale of inventory, a lack of demand due to the industry’s excess inventory resulting from near record warm weather, and lower per unit margins, partially offset by commodity derivative activities of $16.8 million discussed above.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2012 compared to 2011.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Propane Sales Volume — Propane sales volumes decreased in 2012 compared to 2011 as a result of a lack of demand due to the industry’s excess inventory resulting from near record warm weather.

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

Our Credit Agreement consists of a senior unsecured revolving credit facility with capacity of $1.0 billion, which matures on November 10, 2016. Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. As of November 2, 2012, we had approximately $566.0 million of unused capacity under the Credit Agreement.

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

In January 2012, we entered into a 2-year Term Loan Agreement and borrowed $135.0 million which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

In March 2012, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discount, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our January 3, 2012 Term Loan and Credit Facility.

In July 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million to fund the cash portion of the acquisition of the Mont Belvieu fractionators.

In November 2012, we entered into a 2-year Term Loan Agreement and borrowed $343.5 million to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system.

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, common units having an aggregate offering amount of up to $150.0 million. During the three months ended September 30, 2012, we issued 554,589 of our common units pursuant to the equity distribution agreement, and received proceeds of $23.3 million, net of commissions and offering costs of $0.6 million. During the nine months ended September 30, 2012, we issued 893,389 of our common units pursuant to the equity distribution agreement, and received proceeds of $37.4 million, net of commissions and offering costs of $0.9 million.

In January 2012, we issued 727,520 common units to DCP Midstream, LLC as partial consideration for the remaining 49.9% interest in East Texas.

In March 2012, we issued 1,000,417 common units to DCP Midstream, LLC as partial consideration for the remaining 66.67% interest in Southeast Texas.

In March 2012, we issued 5,148,500 common units at $47.42 per unit. We received proceeds of $234.0 million, net of offering costs.

In June 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional partnership equity and debt securities. As of November 2, 2012, we have issued no securities under this registration statement.

In July 2012, we closed a private placement of equity with a group of institutional investors in which we sold 4,989,802 common units at a price of $35.55 per unit, for a total of $177.4 million, and received proceeds of $173.8 million net of offering costs.

In July 2012, we issued 1,536,098 common units to DCP Midstream, LLC as partial consideration for the Mont Belvieu fractionators.

In November 2012, we issued 1,912,663 common units to DCP Midstream, LLC as partial consideration for the acquisition of a 33.33% interest in the Eagle Ford system.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of November 2, 2012, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of November 2, 2012, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had a working capital deficit of $25.1 million as of September 30, 2012, compared to a working capital deficit of $26.8 million as of December 31, 2011. Included in these working capital amounts are net derivative working capital assets of $3.9 million and net derivative working capital liabilities of $18.7 million as of September 30, 2012 and December 31, 2011, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of September 30, 2012, we had $8.4 million in cash and cash equivalents. Of this balance, $1.9 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Millions)
Net cash provided by operating activities	$158.8	$181.0
Net cash used in investing activities	$(642.8)	$(278.4)
Net cash provided by financing activities	$484.8	$93.6

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

We received $29.6 million for our net hedge cash settlements related to the Southeast Texas storage business and $1.2 million in other net cash hedge settlements for the nine months ended September 30, 2012. We received $2.9 million for our net hedge cash settlements related to the Southeast Texas storage business, offset by $23.9 million in other net cash hedge settlements paid, for the nine months ended September 30, 2011.

We received cash distributions from unconsolidated affiliates of $15.9 million and $19.8 million during the nine months ended September 30, 2012 and 2011, respectively. Earnings exceeded distributions by $0.7 million for the nine months ended September 30, 2012, and distributions exceeded earnings by $2.7 million for the nine months ended September 30, 2011.

Net Cash Used in Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2012 was comprised of: (1) acquisition expenditures of $405.2 million, of which $192.5 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, $119.9 million related to our acquisition of the remaining 49.9% interest in East Texas, $63.0 million related to our acquisition of Crossroads, and $29.8 million related to our acquisition of the Mont Belvieu fractionators; (2) capital expenditures of $152.5 million (our portion of which was $140.6 million and the reimbursable projects portion was $11.9 million); and (3) investments in unconsolidated affiliates of $86.3 million; partially offset by (4) return of investment from unconsolidated affiliate of $1.0 million; and (5) proceeds from sales of assets of $0.2 million.

Net cash used in investing activities during the nine months ended September 30, 2011 was comprised of: (1) acquisition expenditures of $114.3 million, related to our acquisition of Southeast Texas; (2) acquisition expenditures of $29.7 million related to our acquisition of our DJ Basin NGL fractionators; (3) acquisition expenditures of $23.4 million, related to construction of our Eagle Plant; (4) payment of $7.5 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; (5) capital expenditures of $98.5 million (our portion of which was $88.9 million and the noncontrolling interest holders’ portion was $9.6 million); and (6) investments in unconsolidated affiliates of $6.8 million; partially offset by (7) a return of investment from unconsolidated affiliates of $1.6 million; and (8) proceeds from sales of assets of $0.2 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2012 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $445.2 million; (2) proceeds from debt of $1,353.4 million, offset by repayments of $1,062.0 million, for net borrowing of debt of $291.4 million; and (3) contributions from DCP Midstream, LLC of $6.9 million; partially offset by (4) distributions to our unitholders and general partner of $128.7 million; (5) excess purchase price over acquired net assets of $110.2 million; (6) change in advances to predecessor from DCP Midstream, LLC of $11.5 million; (7) distributions to noncontrolling interests of $4.8 million; and (8) payment of deferred financing costs of $3.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2011 was comprised of: (1) proceeds from the issuance of common units net of offering costs of $152.0 million; (2) proceeds from debt of $832.0 million, offset by repayments of $754.0 million, for net borrowing of debt of $78.0 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $14.6 million; and (4) contributions from noncontrolling interests of $9.1 million; partially offset by (5) distributions to our unitholders and general partner of $97.5 million; (6) excess purchase price over the acquired net assets of Southeast Texas of $35.7 million; (7) distributions to noncontrolling interests of $26.8 million; and (8) payment of deferred financing costs of $0.1 million.

During the nine months ended September 30, 2012, total outstanding indebtedness under our $1.0 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $268.1 million and did not exceed $576.1 million. The weighted-average indebtedness outstanding for the nine months ended September 30, 2012 was $395.2 million.

We had unused revolver capacity, which is available commitments under the Credit Agreement, of $699.0 million as of September 30, 2012.

During the nine months ended September 30, 2012, we had the following net movements on our revolving credit facility:

•	$234.2 million repayment financed by the issue of 5,148,500 common units in March 2012; partially offset by

•	$37.2 million net borrowings.

During the nine months ended September, 2011, we had the following net movements on our revolving credit facility:

•	$150.0 million borrowing to fund the acquisition of our 33.33% interest in Southeast Texas; and

•	$80.2 million net borrowings; partially offset by

•	$152.2 million repayment financed by the issue of 3,941,667 common units in the nine months ended September 30, 2011.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $15.0 million and $20.0 million, and approved expenditures for expansion capital of approximately $1.4 billion, for the year ending December 31, 2012. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon, and acquisition of the Mont Belvieu fractionators, which are shown as investments in unconsolidated affiliates, construction of the Eagle Plant, expansion and upgrades to our East Texas complex, and acquisitions, including the remainder of East Texas, Southeast Texas, the Crossroads system in East Texas and our 33.33% interest in the Eagle Ford system. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$11.2	$129.4	$140.6	$8.4	$80.5	$88.9
Noncontrolling interest portion and reimbursable projects (a)	4.6	7.3	11.9	3.7	5.9	9.6

Total	$15.8	$136.7	$152.5	$12.1	$86.4	$98.5

(a)	In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $86.3 million and $6.8 million during the nine months ended September 30, 2012 and 2011, respectively, to fund our share of capital expansion projects.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $128.7 million during the nine months ended September 30, 2012, as compared to $97.5 million for the same period in 2011. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of a $1.0 billion revolving credit facility that matures November 10, 2016. As of September 30, 2012, the outstanding balance on the revolving credit facility was $300.0 million resulting in unused revolver capacity of $699.0 million, of which approximately $685.3 million was available for general working capital purposes.

Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit. At September 30, 2012 and December 31, 2011, we had $1.0 million outstanding letters of credit issued under the Credit Agreement.

As of September 30, 2012, the weighted-average interest rate on our revolving credit facility was 1.48% per annum, excluding the impact of interest rate swaps.

Description of the Term Loan Agreements — On November 2, 2012, we borrowed $343.5 million on a 2-year Term Loan Agreement (the “$343.5 million Term Loan”) to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. The $343.5 million Term Loan will mature on November 2, 2014. The proceeds of any subsequent indebtedness issued with a maturity date after July 2, 2014 must first be used to prepay the existing $140 million Term Loan and any excess proceeds from indebtedness with a maturity after November 2, 2012 must be used to prepay the $343.5 million Term Loan. Indebtedness under the $343.5 million Term Loan bears interest at either: (1) LIBOR, plus an applicable margin of 1.375% based on our current credit rating; or (2) (a) the higher of SunTrust Bank’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The $343.5 million Term Loan Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the $343.5 million Term Loan Agreement) consistent with our Credit Agreement.

On July 2, 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million (the “$140 million Term Loan”) to fund the cash portion of the acquisition of the Mont Belvieu fractionators. The $140 million Term Loan will mature on July 2, 2014. Effective November 1, 2012, the proceeds of any subsequent indebtedness issued with a maturity date after July 2, 2014 must first be used to prepay the $140 million Term Loan. Indebtedness under the $140 million Term Loan bears interest at either: (1) LIBOR, plus an applicable margin of 1.375% based on our current credit rating; or (2) (a) the higher of SunTrust Bank’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The $140 million Term Loan Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the $140 million Term Loan Agreement) consistent with our Credit Agreement. On January 2, 2013 and July 2, 2013, one-time payments of 0.125% and 0.20%, respectively, on the outstanding principal amount of the $140 million Term Loan are required.

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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of September 30, 2012, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Long-term debt (a)	$1,256.7	$33.1	$196.4	$589.3	$437.9
Operating lease obligations (b)	28.1	11.8	11.0	4.3	1.0
Purchase obligations (c)	251.0	143.0	59.0	49.0	—
Other long-term liabilities (d)	17.7	—	0.7	0.2	16.8

Total	$1,553.5	$187.9	$267.1	$642.8	$455.7

(a)	Includes interest payments on long-term debt that has been hedged and on debt securities that have been issued. Interest payments on long-term debt that has not been hedged are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.
(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include natural gas storage for our Pelico system. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as September 30, 2012. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $16.6 million of asset retirement obligations and $1.1 million of environmental reserves recognized in the September 30, 2012 condensed consolidated balance sheet.

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

At December 31, 2011, we had interest rate swap agreements totaling $450.0 million, of which we had designated $425.0 million as cash flow hedges and accounted for the remaining $25.0 million under the mark-to-market method of accounting. In March 2012, we paid down a portion of the revolving credit facility and as a result, we discontinued cash flow hedge accounting on $225.0 million of our interest rate swap agreements. $300.0 million of swap agreements settled in Q2 2012.

At September 30, 2012, we had interest rate swap agreements extending through June 2014 totaling $150.0 million, which are designated as cash flow hedges. Based on our current operations we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt.

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

At September 30, 2012, the effective weighted-average interest rate on our outstanding debt was 3.55%, taking into account our interest rate swap agreements designated as cash flow hedges totaling $150.0 million.

Based on the annualized unhedged borrowings under our credit facility of $150.0 million as of September 30, 2012, a 0.5% movement in the base rate or LIBOR rate result in an approximately $0.8 million annualized increase or decrease in interest expense.

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

We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges in 2012 and 2013 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.

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

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of November 2, 2012, including the hedges acquired in connection with the Eagle Ford system acquisition:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
October 2012 —December 2012	Natural Gas	(1,181) MMBtu/d	Monthly Average for Carthage Gas Daily Daily (e)	$4.34/MMBtu
October 2012 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
October 2012 — December 2014	Natural Gas	(1,000) MMBtu/d	Texas Gas Transmission Price (b)	$4.87/MMBtu
November 2012 — December 2012	Natural Gas	(7,416) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (f)	$4.50/MMBtu
January 2013 — December 2013	Natural Gas	(9,185) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (f)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(8,401) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (f)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(9,244) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (f)	$4.50/MMBtu
November 2012 — December 2012	Natural Gas	(1,048) MMBtu/d	IFERC Monthly Index Price for Henry Hub (g)	$4.50/MMBtu
January 2013 — December 2015	Natural Gas	(2,467) MMBtu/d	IFERC Monthly Index Price for Henry Hub (g)	$4.50/MMBtu
November 2012 — December 2012	NGL’s	(3,450) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2013 — December 2013	NGL’s	(4,652) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2014 — December 2014	NGL’s	(4,746) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2015 — December 2015	NGL’s	(5,032) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
October 2012 — December 2012	NGL’s	(2,463) Bbls/d	Mt.Belvieu Non-TET (d)	$0.90-$2.60/Gal
January 2013 — December 2013	NGL’s	(1,715) Bbls/d	Mt.Belvieu Non-TET (d)	$0.90-$2.60/Gal
January 2014 — March 2015	NGL’s	(1,725) Bbls/d	Mt.Belvieu Non-TET (d)	$0.90-$2.60/Gal
October 2012 — December 2012	NGL’s	(702) Bbls/d	Mt.Belvieu Non-TET (d)	$2.20/Gal
November 2012 — December 2015	Crude Oil	(101) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$95.00/Bbl
October 2012 — December 2012	Crude Oil	(2,325) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$66.72-$99.85/Bbl
January 2013 — December 2013	Crude Oil	(2,250) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60-$99.85/Bbl
January 2014 — December 2014	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90-$96.08/Bbl
January 2015 — December 2015	Crude Oil	(1,000) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00-$100.04/Bbl
January 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl
October 2012 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu
October 2012 — December 2012	Crude Oil	700 Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.
(e)	The average monthly natural gas price for Carthage Gas Daily Daily.
(f)	The Inside FERC monthly published index price for Houston Ship Channel.
(g)	The inside FERC monthly published index price for Henry Hub.

Commodity Collar Arrangements

Period	Commodity	Notional Volume		Reference Price	Collar Price Range
October 2012 — December 2012	Crude Oil	600 Bbls/d	(a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 -$97.40/Bbl
January 2013 — December 2013	Crude Oil	400 Bbls/d	(a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 -$96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.
(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

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

We estimate the following non-cash sensitivities in 2012 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$1.00	MMBtu	$0.9
Crude oil prices	$5.00	Barrel	$11.7
NGL prices	$0.10	Gallon	$7.1

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

Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges in 2012 and 2013 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.

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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of September 30, 2012:

Inventory

Period	Commodity	Notional Volume - Long Positions	Fair Value	Weighted Average Price
			(millions)
September 30, 2012	Natural Gas	5,439,708 MMBtu’s	$13.9	$2.55/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Fair Value	Price Range
			(millions)
October 2012-December 2012	Natural Gas	(32,495,000) MMBtu’s	$(9.1)	$2.59-$3.41/MMBtu
January 2013-October 2013	Natural Gas	(19,000,000) MMBtu’s	$(6.5)	$3.19-$3.61/MMBtu
October 2012-December 2012	Natural Gas	33,465,000 MMBtu’s	$6.0	$2.34-$4.50/MMBtu
January 2013-November 2013	Natural Gas	10,500,000 MMBtu’s	$3.3	$3.20-$3.77/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in Note 17, “Commitments and Contingent Liabilities,” included in Item 8 of our 2011 Form 10-K included as Exhibit 99.3 to our Current Report on Form 8-K filed on June 14, 2012, which Exhibit is incorporated by reference into this item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K and our subsequent quarterly reports on Form 10-Q. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2011 Form 10-K and our subsequent quarterly reports on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our condensed consolidated results of operations, financial condition and cash flows.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the U.S. Environmental Protection Agency (“EPA”) published final regulations under the Clean Air Act that require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules also establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. These regulations could require modifications to the operations of our natural gas exploration and production customers as well as our operations including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could result in reduced production by those customers and thus translate into reduced demand for our services which could in turn have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers’ natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate production. While the underground injection of fluids is regulated by the U.S. EPA under the Safe Drinking Water Act (“SDWA”), fracturing is excluded from regulation unless the injection fluid is diesel fuel. EPA has recently released a draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where EPA is the permitting authority. Congress has recently considered legislation that would repeal the exclusion, allowing EPA to more generally regulate fracturing, and requiring disclosure of chemicals used in the fracturing process. If enacted, such legislation could require fracturing to meet permitting and financial responsibility, siting and technical specifications relating to well construction, plugging and abandonment. EPA is also considering various regulatory programs directed at hydraulic fracturing. For example, on October 26, 2011, the EPA published a plan to propose regulations in 2014 under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the U.S. EPA is currently studying the potential adverse impact that each stage of hydraulic fracturing may have on the environment. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely.

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

The amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport and store, may be reduced if the pipelines and storage fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs.

The natural gas we gather, compress, treat, process, transport and store is delivered into pipelines for further delivery to end-users. If these pipelines are capacity constrained and cannot, or will not, accept delivery of the gas due to downstream constraints on the pipeline or changes in interstate pipeline gas quality specifications, we may be forced to limit or stop the flow of gas through our pipelines and processing and treating facilities. In addition, interruption of pipeline service upstream of our processing facilities would limit or stop flow through our processing and fractionation facilities. Likewise, if the pipelines into which we deliver NGLs are interrupted, we may be limited in, or prevented from conducting, our NGL transportation operations. Any number of factors beyond our control could cause such interruptions or constraints on pipeline service, including necessary and scheduled maintenance, or unexpected damage to the pipelines. Because our revenues and net operating margins depend upon (i) the volumes of natural gas we process, gather and transmit, (ii) the throughput of NGLs through our transportation, fractionation and storage facilities and (iii) the volume of natural gas we gather and transport, any reduction of volumes could adversely affect our operations and cash flows available for distribution to our unitholders.

Item 6. Exhibits

Exhibit Number		Description

2.1	*	Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 6, 2012).

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1	*	Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.1	*	Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.2	*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.3	*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 6, 2012).

12.1		Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 7, 2012.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Mark A. Borer
	Name:	Mark A. Borer
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rose M. Robeson
	Name:	Rose M. Robeson
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description

2.1	*	Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 6, 2012).

3.1	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2	*	First Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4	*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated as of January 20, 2009 and Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP, dated as of April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1	*	Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.1	*	Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.2	*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.3	*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 6, 2012).

12.1		Ratio of Earnings to Fixed Charges.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and nine months ended September 30, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.