Form 10-K
period 2012-12-31
DCP Midstream Partners, LP
filed 2013-02-27
CIK 1338065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-32678

DCP MIDSTREAM PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	03-0567133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 2500 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303-633-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Units Representing Limited Partner Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, or the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2012, was approximately $1,618,328,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2012.

As of February 22, 2013, there were outstanding 61,346,058 common units.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors”, as well as the following risks and uncertainties:

•

the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments over an extended period, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

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

OUR PARTNERSHIP

DCP Midstream Partners, LP (along with its consolidated subsidiaries, “we,” “us,” “our,” or the “partnership”) is a Delaware limited partnership formed in August 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and condensate; and transporting, storing and selling propane in wholesale markets. Supported by our relationship with DCP Midstream, LLC and its owners, Spectra Energy Corp, or Spectra Energy, and Phillips 66, we have a management team dedicated to executing our growth strategy by acquiring and constructing additional assets. Prior to May 2012, DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, were owned 50% by Spectra Energy and 50% by ConocoPhillips. In May 2012, ConocoPhillips separated its business into two stand-alone publicly traded companies. As a result of this transaction, DCP Midstream, LLC is no longer owned 50% by ConocoPhillips. ConocoPhillips’ 50% ownership interest in DCP Midstream, LLC has been transferred to the new downstream company, Phillips 66.

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

Dropdown: maximize opportunities provided by our partnership with DCP Midstream, LLC.    We plan to execute our growth in part through pursuing accretive dropdown opportunities from DCP Midstream, LLC. We believe there will continue to be significant opportunities as DCP Midstream, LLC continues to build its infrastructure. Given the significant level of growth opportunities currently in DCP Midstream,

LLC’s footprint, we would expect relatively more emphasis on dropdown activities over the next few years. However, we cannot say with any certainty that these opportunities will be made available to us, or that we will choose to pursue any such opportunity.

Acquire: pursue strategic and accretive third party acquisitions.    We pursue strategic and accretive third party acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation. We believe there will continue to be acquisition opportunities as energy companies continue to divest their midstream assets.

Build: capitalize on organic expansion opportunities.    We continually evaluate economically attractive organic expansion opportunities to construct midstream systems in new or existing operating areas. For example, we believe there are opportunities to expand several of our gas gathering systems to attach increased volumes of natural gas produced in the areas of our operations or to build new processing capacity. We also believe there are opportunities to continue to expand our NGL Logistics and Wholesale Propane Logistics businesses.

Our Competitive Strengths

We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of increasing our cash distribution per unit because of the following competitive strengths:

Affiliation with DCP Midstream, LLC and its owners.    Our relationship with DCP Midstream, LLC and its owners, Spectra Energy and Phillips 66, should continue to provide us with significant business opportunities. DCP Midstream, LLC is one of the largest gatherers of natural gas (based on wellhead volume), and the largest producer and marketer of NGLs in the United States. This relationship also provides us with access to a significant pool of management talent. We believe our strong relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies. Additionally, we believe DCP Midstream, LLC, which operates most of our assets on our behalf, has established a reputation in the midstream business as a reliable and cost-effective supplier of services to our customers, and has a track record of safe, efficient and environmentally responsible operation of our facilities.

We believe we are an important growth vehicle and a key source of funding for DCP Midstream, LLC to pursue the acquisition, expansion and organic construction of midstream natural gas, NGL, wholesale propane and other complementary midstream energy businesses and assets. DCP Midstream, LLC has also provided us with growth opportunities through acquisitions directly from it and joint ventures with it. We believe we will have future opportunities to make additional acquisitions with or directly from DCP Midstream, LLC as well as form joint ventures with it; however, we cannot say with any certainty which, if any, of these opportunities may be made available to us, or if we will choose to pursue any such opportunity. In addition, through our relationship with DCP Midstream, LLC and its owners, we believe we have strong commercial relationships throughout the energy industry and access to DCP Midstream, LLC’s broad operational, commercial, technical, risk management and administrative infrastructure.

DCP Midstream, LLC has a significant interest in us through its approximately 1% general partner interest in us, its ownership of our incentive distribution rights and an approximately 27% limited partner interest in us. We were party to an omnibus agreement, or the Omnibus Agreement, with DCP Midstream, LLC and some of its affiliates that governed our relationship among them regarding the operation of most of our assets, as well as certain reimbursements and other matters. On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaces the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with the general and administrative services previously provided under the Omnibus Agreement. The annual amounts payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

Strategically located assets.    Each of our business segments has assets that are strategically located in areas with the potential for increasing each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active natural gas producing areas including Texas, Michigan, Colorado, Louisiana, the Gulf of Mexico, Oklahoma, and Wyoming. These natural gas gathering systems provide a variety of services to our customers including natural gas gathering, compression, treating, processing, fractionation, storage and transportation services. The strategic location of our assets, coupled with their geographic diversity, presents us with continuing opportunities to provide competitive natural gas services to our customers and attract new natural gas production. Our NGL Logistics segment has strategically located NGL transportation pipelines in Texas, Colorado, Kansas, and Louisiana, which are major NGL producing regions, and an NGL storage facility in Michigan. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to large fractionation facilities, a petrochemical plant or a third party underground NGL storage facility along the Gulf Coast. Our NGL storage facility in Michigan is strategically adjacent to the Sarnia, Canada refinery and petrochemical corridor. Our Wholesale Propane Logistics Segment has terminals in the mid-Atlantic, northeastern and upper midwestern states that are strategically located to receive and deliver propane to some of the largest demand areas for propane in the United States.

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

Experienced management team.    Our senior management team and board of directors include some of the most senior officers and former senior officers of DCP Midstream, LLC and other energy companies who have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through the acquisition, optimization and integration of midstream assets.

Midstream Natural Gas Industry Overview (Natural Gas Services and NGL Logistics)

General

The midstream natural gas industry is the link between exploration and production of natural gas and the delivery of its components to end-use markets, and consists of the gathering, compressing, treating, processing, transporting, storing and selling of natural gas, and producing, fractionating, transporting, storing and selling NGLs.

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

In addition to NGLs, natural gas collected at the wellhead through a gathering system may also contain impurities, such as water, sulfur compounds, nitrogen or helium, which must also be removed to meet the quality standards for long-haul pipeline transportation. As a result, gathering systems and natural gas processing plants will typically provide ancillary services prior to processing such as dehydration, treating to remove impurities and condensate separation. Dehydration removes water from the natural gas stream, which can form ice when combined with natural gas and cause corrosion when combined with carbon dioxide or hydrogen sulfide. Natural gas with a carbon dioxide or hydrogen sulfide content higher than permitted by pipeline quality standards requires treatment with chemicals called amines at a separate treatment plant prior to processing. Condensate separation involves the removal of liquefied hydrocarbons from the natural gas stream. Once the condensate has been removed, it may be stabilized for transportation away from the processing plant via truck, rail, or pipeline.

Natural Gas and NGL Transportation and Storage

After gas collected through a gathering system is processed to meet quality standards required for transportation and NGLs have been extracted from natural gas, the residue natural gas is shipped on long-haul pipelines or injected into storage facilities. The NGLs are typically transported via NGL pipelines or trucks to a fractionator for separation of the NGLs into their individual component parts. Natural gas and NGLs may be held in storage facilities to meet future seasonal and customer demands. Storage facilities can include marine, pipeline and rail terminals, and underground facilities consisting of salt caverns and aquifers used for storage of natural gas and various liquefied petroleum gas products including propane, mixed butane, and normal butane. Rail, truck and pipeline connections provide varying ways of transporting natural gas and NGLs to and from storage facilities.

Wholesale Propane Logistics Overview

General

Wholesale propane logistics covers the receipt of propane from processing plants, fractionation facilities and crude oil refineries, the transportation of that propane by pipeline, rail or ship to terminals and storage facilities, the storage of propane and the delivery of propane to distributors.

Production of Propane

Propane is extracted from the natural gas stream at processing plants, separated from NGLs at fractionation facilities or separated from crude oil during the refining process. Most of the propane that is consumed in the United States is produced at processing plants, fractionation facilities and refineries located in the United States or in foreign locations, particularly Canada, the North Sea, East Africa and the Middle East. There are limited but a growing number of processing plants, fractionation facilities and propane production in the northeastern United States.

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

Transportation and Storage

Due to the region’s limited, yet growing, propane production and relatively high demand, the mid-Atlantic and northeastern United States are importers of propane. These areas rely on pipeline, marine and rail sources for incoming supplies from both domestic and foreign locations. Independent terminal operators and wholesale distributors, own, lease or have access to propane storage facilities that receive supplies via pipeline, rail or ship. Generally, inventories in the propane storage facilities increase during the spring and summer months for delivery to customers during the fall and winter heating season when demand is typically at its peak.

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

OUR OPERATING SEGMENTS

Natural Gas Services Segment

General

Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, transporting and storing natural gas. These assets are positioned in certain areas with active drilling programs and opportunities for both organic growth and readily integrated acquisitions. Our Natural Gas Services segment operates in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Southeast Texas system (of which 33.33% and 66.67% were acquired in January 2011 and March 2012, respectively), our East Texas system (of which the remaining 49.9% was acquired in January 2012, and the Crossroads system which was acquired in July 2012), our Michigan system, our 75% operating interest in our Colorado system (Collbran system), our Northern Louisiana system (including the Minden, Ada and Pelico systems), our 40% limited liability company interest in the Discovery system located off and onshore in Southern Louisiana, our Southern Oklahoma system (Lindsay system), our Wyoming system (Douglas system), and our 33.33% interest in the Eagle Ford system (which was acquired in November 2012). This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

Our Natural Gas Services segment consists of approximately 11,400 miles of pipe, seventeen processing plants, five treating plants, two natural gas storage facilities and five NGL fractionation facilities. The seventeen processing plants that service our natural gas gathering systems include sixteen cryogenic facilities with approximately 1,865 MMcf/d of processing capacity and one refrigeration facility with approximately 45 MMcf/d of processing capacity. The natural gas storage facilities include 850 MMcf of leased storage on our Pelico system, and our Southeast Texas system’s 8 Bcf salt dome storage facility. In addition to our existing assets, our wholly owned Eagle 200 MMcf/d natural gas processing plant is mechanically complete and is in the process of commencing operations. The Eagle Ford system is constructing a 200 MMcf/d cryogenic natural gas processing plant in the Eagle Ford shale, the Goliad plant, that we expect to be completed in the first quarter of 2014. We are constructing an additional storage cavern at Southeast Texas that we expect to be completed in the third quarter of 2013. Additionally, we, along with Williams Partners L.P., are constructing a 215-mile subsea gathering pipeline in the Gulf of Mexico, as part of our 40% interest in the Discovery system that we expect to be completed in mid-2014.

During 2012, the volume throughput on our assets was in excess of 1.6 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2012, the combined NGL production from our processing facilities was in excess of 65,000 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.

Our natural gas gathering systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.

Gathering and Transmission Systems, Plants, Fractionators and Storage Facilities

Following is operating data for our systems:

2012 Operating data
System	Approximate Gas Gathering and Transmission Systems (Miles)	Plants		Fractionators		Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf)		Natural Gas Throughput (MMcf/d) (a)	NGL Production (Bbls/d) (a)
Southeast Texas	675	3	(b)	—		400	8		257	14,531
East Texas	900	6	(b)	1		860	—		614	29,033
Michigan	440	4	(c)	—		455	—		291	—
Colorado	40	1	(c)	—		84	—		55	1,662
Minden	725	1	(b)	—		115	—		65	4,141
Ada	130	1	(b)	—		45	—		25	121
Pelico	600	—		—		—	1	(d)	93	—
Discovery	300	1	(b)(d)	1	(d)	240	—		165	6,761
Southern Oklahoma	225	—		—		—	—		20	2,210
Wyoming	1,400	—		—		—	—		37	3,590
Eagle Ford	6,000	5	(b)	3		250	—		45	3,561

Total	11,435	22		5		2,449	9		1,667	65,610

(a)	Represents total capacity allocated to our proportionate ownership share or total volumes allocated to our proportionate ownership share for 2012 divided by 365 days. We have a 40% limited liability company interest in Discovery, 75% interest in our Colorado system, and 33.33% interest in our Eagle Ford system. Volumes for the Eagle Ford system include our share of throughput volumes and NGL production from the date of acquisition in November 2012.

(b)	Represents NGL extraction plants.

(c)	Represents treating plants.

(d)	Represents a location operated by a third party.

In January 2011 and March 2012, we acquired 33.33% and 66.67%, respectively, of DCP Southeast Texas Holdings, GP, or Southeast Texas, from DCP Midstream, LLC. The Southeast Texas system is a fully integrated midstream business which includes 675 miles of natural gas pipelines, three natural gas processing plants in Liberty and Jefferson Counties with processing capacity of 400 MMcf/d and natural gas storage assets in Beaumont with 8 Bcf of existing storage capacity.

In January 2012, we acquired the remaining 49.9% of the limited liability company interests in East Texas from DCP Midstream, LLC. Our East Texas system includes the Crossroads processing plant and associated gathering system acquired in July 2012. Our East Texas system gathers, transports, compresses, treats and processes natural gas and NGLs. Our East Texas facility may also fractionate NGLs, which can be marketed at nearby petrochemical facilities. Our East Texas system, located near Carthage, Texas, includes a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems. The complex includes the Carthage Hub, which delivers residue gas to interstate and intrastate pipelines and acts as a key exchange point for the purchase and sale of residue gas in the eastern Texas region. Our East Texas system consists of approximately 900 miles of pipe, processing capacity of 860 MMcf/d and fractionation capacity of 11 MBbls/d.

Our Michigan system consists of four natural gas treating plants, an approximately 330-mile gas gathering system with throughput capacity of 455 MMcf/d; an approximately 55-mile residue gas pipeline, the Bay Area pipeline; and a 75% interest in Jackson Pipeline Company, a partnership owning an approximately 25-mile residue pipeline; and a 44% interest in the 30-mile Litchfield pipeline.

Our Colorado system is comprised of a 75% operating interest in Collbran Valley Gas Gathering, LLC, or Collbran, and consists of assets in the southern Piceance Basin that gather natural gas at high pressure from over 20,000 dedicated and producing acres in western Colorado. The remaining 25% interest in the joint venture is held by Occidental Petroleum Corporation who is the primary producer on the system. The Collbran system has capacity of over 200 MMcf/d and enables gas deliveries to the third-party Meeker Plant through a downstream connection with Enterprise Products Partners LP. As a result of our arrangement with Enterprise Products Partners LP, we have decommissioned the processing services at our natural gas processing plant at the Anderson Gulch site. However, this plant will continue to provide treating and compression services as needed.

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

Our Minden processing plant is a cryogenic natural gas processing and treating plant located in Webster Parish, Louisiana. This area includes a low pressure gathering system that compresses and processes natural gas for our producing customers and delivers residue gas into our Pelico intrastate system. NGLs produced at the Minden processing plant are delivered to our Black Lake pipeline.

Our Ada gathering system is located in Bienville and Webster Parishes in Louisiana, and the Ada processing plant is a refrigeration natural gas processing plant located in Bienville Parish, Louisiana. This low pressure gathering system compresses and processes natural gas for our producing customers and delivers residue gas into our Pelico intrastate system.

Our Pelico system is an intrastate natural gas gathering and transportation pipeline that gathers and transports natural gas that does not require processing from producers in the area. Additionally, the Pelico system transports processed gas from the Minden and Ada processing plants and natural gas supplied from third party interstate and intrastate natural gas pipelines. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. The Pelico system leases 850 MMcf of gas storage capacity from a third party.

We have a 40% limited liability company interest in Discovery Producer Services LLC, or Discovery, with the remaining 60% owned by Williams Partners, L.P. The Discovery system is operated by Williams Partners, L.P. and includes a natural gas gathering and transportation pipeline system located primarily off the coast of Louisiana in the Gulf of Mexico, with six delivery points connected to major interstate and intrastate pipeline systems; a cryogenic natural gas processing plant in Larose, Louisiana; a fractionator in Paradis, Louisiana; and an NGL pipeline connecting the gas processing plant to the fractionator. The Discovery system offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. In January 2012, we, along with Williams Partners L.P., announced a planned expansion of the Discovery natural gas gathering pipeline system in the deepwater Gulf of Mexico. Discovery is constructing the Keathley Canyon Connector, a 20-inch diameter, 215-mile subsea natural gas gathering pipeline for production from the Keathley Canyon, Walker Ridge and Green Canyon areas in the central deepwater Gulf of Mexico. The Keathley Canyon Connector is expected to be completed in mid-2014.

Discovery is managed by a two-member management committee, consisting of one representative from each owner. The members of the management committee have voting power corresponding to their respective ownership interests in Discovery. All actions and decisions relating to Discovery require the unanimous approval of the owners except for a few limited situations. Discovery must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. The management committee, by majority approval based on the ownership percentage represented, will determine the amount of the distributions. In addition, the owners are required to offer to Discovery all opportunities to construct pipeline laterals within an “area of mutual interest.”

Our Southern Oklahoma system is located in the Golden Trend area of McClain, Garvin and Grady counties in southern Oklahoma. The system is adjacent to assets owned by DCP Midstream, LLC. Natural gas gathered by the system is delivered to DCP Midstream, LLC processing plants.

Our Wyoming system consists of over 1,400 miles of natural gas gathering pipelines that cover more than 4,000 square miles in the Powder River Basin in Wyoming. The system gathers primarily rich casing-head gas from oil wells at low pressure and delivers the gas to a third party for processing under a fee agreement.

In November 2012, we acquired 33.33% of the interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC. The Eagle Ford system is a fully integrated midstream business which includes 6,000 miles of gathering systems, production from 900,000 acres supported by acreage dedications or throughput commitments under long-term predominantly percent of proceeds agreements, five cryogenic natural gas processing plants totaling 760 MMcf/d of processing capacity, and three fractionation locations with total capacity of 36 MBbls/d.

DCP SC Texas GP is managed by a management committee with each partner having the right to designate up to three representatives to the management committee. The members of the management committee have voting power corresponding to their appointing partners’ respective ownership interests in DCP SC Texas GP. Most actions by DCP SC Texas GP require the affirmative vote of a majority of the ownership interests as represented by the management committee; however, certain significant actions require the unanimous affirmative vote of the management committee. DCP SC Texas GP must make quarterly distributions of available cash (generally, cash from operations less required and discretionary reserves) to its owners. The management committee, by majority approval based on the ownership percentage represented, will determine the amount of the distributions.

In December 2012, DCP SC Texas GP announced plans to construct an additional cryogenic plant with 200 MMcf/d of processing capacity in Goliad County, Texas. Currently under construction, the Goliad plant will further expand the Eagle Ford system with an expected completion date in the first quarter of 2014. The plant, which will be constructed and funded by DCP SC Texas GP, is supported by long-term producer contracts and will serve growing demand from producers in the Eagle Ford shale.

Our wholly owned Eagle 200 MMcf/d natural gas processing plant, in Jackson County in the Eagle Ford area, is mechanically complete and is in the process of commencing operations.

Natural Gas and NGL Markets

The Southeast Texas system has numerous local natural gas market outlets and delivers residue gas into various interstate and intrastate pipelines, including the TETCO and Sabine pipelines. The Southeast Texas system makes NGL market deliveries directly to Exxon Mobil and to Mt. Belvieu via our Black Lake NGL pipeline.

The East Texas system delivers gas primarily through its Carthage Hub which delivers residue gas to multiple interstate and intrastate pipelines. Certain of the lighter NGLs, consisting of ethane and propane, are fractionated at the East Texas facility and sold to regional petrochemical purchasers. The remaining NGLs, including butanes and natural gasoline, are purchased by DCP Midstream, LLC and shipped on the Panola NGL pipeline to Mt. Belvieu for fractionation and sale.

The Michigan system delivers Antrim Shale gas to our four treating plants: the South Chester Treating Complex and the Warner plant, Turtle Lake and East Caledonia plants. Antrim Shale natural gas requires treating in order to meet downstream gas pipeline quality specifications. The treated gas is transported away from the tailgate of the plant. The Bay Area pipeline delivers fuel gas to a third party power plant owned by Consumers Energy. The Jackson Pipeline is operated by Consumers Energy and connects several intrastate pipelines with the Eaton Rapids gas storage facility. The Litchfield pipeline is operated by ANR Pipeline Company and facilitates receipts or deliveries between ANR Pipeline Company and the Eaton Rapids storage facility.

The Colorado system gathers, compresses and delivers unprocessed gas to the third party Meeker plant.

The Northern Louisiana system has numerous market outlets for the natural gas that we gather on the system. Our Pelico natural gas pipeline connects to the Perryville Market Hub, a natural gas marketing hub in northeastern Louisiana. In addition, our natural gas pipelines in northern Louisiana also have access to gas that flows through pipelines owned by Texas Eastern Transmission, LP, Crosstex LIG, LLC, Gulf South Pipeline Company, Tennessee Natural Gas Company and Regency Intrastate Gas, LLC. The Northern Louisiana system is also connected to eight major industrial end-users and makes deliveries to three power plants. The NGLs extracted from the natural gas at the Minden processing plant are delivered to our Black Lake NGL pipeline through our Minden NGL pipeline. The Black Lake NGL pipeline delivers NGLs to Mt. Belvieu.

The Discovery assets have access to downstream pipelines and markets including Texas Eastern Transmission Company, Bridgeline, Gulf South Pipeline Company, Transcontinental Gas Pipeline Company, Columbia Gulf Transmission and Tennessee Gas Pipeline Company, among others. The NGLs are fractionated at the Paradis fractionation facilities and delivered downstream to third-party purchasers. The third party purchasers of the fractionated NGLs consist of a mix of local petrochemical facilities and wholesale distribution companies for the ethane and propane components, while the butanes and natural gasoline are delivered and sold to pipelines that transport product to the storage and distribution center near Napoleonville, Louisiana or other similar product hubs.

The Southern Oklahoma system has access to a mix of mid-continent pipelines including OGT, Southern Star, and NGPL, and markets through DCP Midstream, LLC owned processing plants.

The Wyoming system delivers to a third party processing plant. Residue gas and NGLs are delivered to a third party pipeline, and also the Phillips 66-owned Powder River pipelines.

The Eagle Ford system has natural gas residue outlets including interstate and intrastate pipelines. The system delivers NGLs to the Gulf Coast petrochemical markets and to Mont Belvieu through the Sand Hills pipeline and other third party NGL pipelines. Our wholly owned Eagle plant will have delivery options into the Trunkline and Transco gas pipeline systems.

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

Our contracts with our producing customers in our Natural Gas Services segment are primarily a mix of commodity sensitive percent-of-proceeds and percent-of-liquids contracts and non-commodity sensitive fee-based contracts. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate and our gross margin generated from percent-of-liquids contracts is directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at Minden, Southern Oklahoma and the Eagle Ford system are processed under percent-of-proceeds contracts. The contracts at our wholly owned Eagle plant are primarily fee-based. Our Wyoming system is a combination of percent-of-proceeds and fee-based contracts. Discovery has percent-of-liquids contracts and fee-based contracts, as well as some keep-whole contracts. Our Ada system is a combination of fee-based and keep-whole contracts. The producer contracts at our East Texas and Southeast Texas systems are primarily percent-of-liquids. The majority of the margin associated with contracts for our Pelico, Colorado and Michigan systems are fee-based.

Our Southeast Texas gas storage facility is primarily managed by us for our own account.

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

In support of the construction of the wholly owned Eagle plant, we entered into a 15-year fee-based processing agreement with DCP Midstream, LLC, which also provides us with a fixed demand charge for a 150 MMcf/d of the 200 MMcf/d plant capacity along with a throughput fee on all volumes processed.

Competition

The natural gas services business is highly competitive in our markets and includes major integrated oil and gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store and/or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas and/or NGLs. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.

NGL Logistics Segment

General

We operate our NGL Logistics business in the states of Michigan, Colorado, Kansas, Texas and Louisiana.

Our NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, a petrochemical plant and a third party underground NGL storage facility. In aggregate, our NGL transportation business has 114 MBbls/d of capacity and, in 2012, had average throughput of approximately 77 MBbls/d. Our pipelines provide transportation services to customers on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods, and will likely experience periods in the future, when higher relative natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.

Our NGL fractionation facilities in the Denver-Julesburg Basin, or DJ Basin, in Colorado and our partially owned facilities in Mont Belvieu, Texas, separate NGLs received from processing plants into their individual component parts. The fractionation facilities provide services on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of NGLs fractionated and the level of fees charged to customers.

Our NGL storage facility, located in Marysville, Michigan with strategic access to Canadian NGLs, has approximately 7 MMBbls of propane and butane storage. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the midwestern and northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product injected, stored and withdrawn, and the level of fees charged to customers.

NGL Pipelines

Following is operating data for our NGL pipelines:

	2012 Operating data
System	Approximate System Length (Miles)	Approximate Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (b)
Wattenberg	480	22	18
Seabreeze	56	41	31
Wilbreeze	39	11	11
Black Lake	317	40	17

Total	892	114	77

(a)	Represents total capacity divided by 365 days.

(b)	Represents total throughput for 2012 divided by 365 days.

Wattenberg Pipeline.    The Wattenberg interstate NGL pipeline is approximately 480 miles long and has capacity of 22 MBbls/d. It originates in the DJ Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently connected to DCP Midstream, LLC plants in the DJ Basin.

Seabreeze and Wilbreeze Pipelines.    The Seabreeze intrastate NGL pipeline is located in Matagorda, Jackson and Calhoun Counties, Texas. Seabreeze is approximately 56 miles long and has capacity of 41 MBbls/d. In 2012, average throughput was approximately 31 MBbls/d. The Seabreeze pipeline receives NGLs from the Wilbreeze NGL pipeline, Williams’ Markham Plant, and Enterprise’s Dean Pipeline. The Seabreeze pipeline delivers the NGLs it receives from these sources to a third-party fractionator, its associated third party storage facility, and Copano’s Liberty Pipeline. The Wilbreeze intrastate NGL pipeline is located in Lavaca and Jackson Counties, Texas. Wilbreeze is approximately 39 miles long and has capacity of 11 Mbbls/d. In 2012, average throughput was approximately 11 MBbls/d. The Wilbreeze pipeline receives NGLs from the Wilcox plant and the Sand Hills pipeline, and delivers the NGLs it receives from these sources to the Seabreeze pipeline and Enterprise’s Eagle pipeline.

Black Lake Pipeline.    The Black Lake interstate NGL pipeline originates in northwestern Louisiana and terminates in Mont Belvieu, Texas. The Black Lake pipeline is 317 miles long and has capacity of approximately 40 MBbls/d. In 2012, average throughput was approximately 17 MBbls/d. Black Lake receives NGLs from gas processing plants in northwestern Louisiana, including our Ada and Minden processing plants, XTO Energy Inc.’s Cotton Valley processing plant, and Regency Intrastate Gas, LLC’s Dubach processing plant. Black Lake also receives NGLs from gas processing plants in southeastern Texas and Eagle Rock’s Brookland processing plant. The Black Lake pipeline is the sole NGL pipeline for these natural gas processing plants. Black Lake delivers the NGLs it receives from these sources to fractionation plants in Mont Belvieu, Texas including our partially owned Enterprise and Mont Belvieu 1 fractionators.

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

Texas Express Pipeline.    The Texas Express intrastate NGL pipeline, of which we own 10%, is under construction and will be approximately 580 miles. The Texas Express Pipeline will have an initial capacity of approximately 280 MBbls/d and has long-term, fee-based, ship-or-pay transportation commitments of 252 MBbls/d, including a commitment from DCP Midstream, LLC of 20 MBbls/d. Originating near Skellytown in Carson County, Texas, the 20-inch diameter pipeline will extend to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas, and will provide access to other third party facilities in the area. The pipeline is expected to be completed in the second quarter of 2013 and begin operations in the third quarter of 2013.

NGL Fractionation Facilities

Our DJ Basin NGL fractionators in Colorado are located on DCP Midstream, LLC’s processing plant sites and are operated by DCP Midstream, LLC, one of the largest gatherers and processors in the DJ Basin, who delivers NGLs to the fractionators under a long-term fractionation agreement.

Our NGL fractionation facilities in Mont Belvieu, Texas consist of the Enterprise fractionator operated by Enterprise Products Partners L.P., of which we acquired a 12.5% interest in July 2012, and the Mont Belvieu 1 fractionator operated by ONEOK Partners, of which we acquired a 20% interest in July 2012.

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

Customers and Contracts

Our Marysville NGL storage facility serves retail and wholesale propane customers, as well as refining and petrochemical customers, under one to three year term storage agreements. Our margins for this facility are primarily fee-based.

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

DCP Midstream, LLC has historically been the largest active shipper on the Black Lake pipeline, accounting for approximately 37% of total throughput in 2012. The Black Lake pipeline generates revenues through a FERC-regulated tariff.

DCP Midstream, LLC supplies certain committed NGLs to our DJ Basin NGL fractionators under fee-based agreements that are effective through March 2018.

Competition

The NGL logistics business is highly competitive in our markets and includes interstate and intrastate pipelines, integrated oil and gas companies that produce, fractionate, transport, store and sell NGLs, and underground storage facilities. Competition is often the greatest in geographic areas experiencing robust drilling by producers, strong petrochemical demand and during periods of high NGL prices relative to natural gas. Competition is also increased in those geographic areas where our contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis

Wholesale Propane Logistics Segment

General

We operate a wholesale propane logistics business in the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Ohio, Pennsylvania, Rhode Island, Vermont and Virginia. Our operations serve the large propane markets in the northeastern, mid-Atlantic, and upper midwestern states.

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our propane distribution customers with reliable, low cost deliveries and greater volumes of propane during periods of tight supply such as the winter months. We believe these factors generally result in our maintaining favorable relationships with our customers and allowing us to remain a supplier to many of the large distributors in the northeastern and mid-Atlantic United States. As a result, we serve as the baseload provider of propane supply to many of our propane distribution customers.

Pipeline deliveries to the northeastern and mid-Atlantic markets in the winter season are generally at capacity and competing pipeline-dependent terminals can have supply constraints or outages during peak market conditions. Our system of terminals has excess capacity, which provides us with opportunities to increase our volumes with minimal additional cost.

Our Terminals

Our operations include one owned propane marine terminal with storage capacity of 476 MBbls, one leased propane marine terminal with storage capacity of 424 MBbls, one propane pipeline terminal with storage capacity of 56 MBbls, six owned propane rail terminals with aggregate storage capacity of 21 MBbls, and access to several open access pipeline terminals. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. Our leased marine terminal is on a lease agreement through April 2014. Each of our rail terminals consist of two to three propane tanks with capacity of between 120,000 and 270,000 gallons for storage, and two high volume racks for loading propane into trucks. Our aggregate truck-loading capacity is approximately 400 trucks per day. We could expand each of our terminals’ loading capacity by adding a third rack to handle future growth. High volume submersible pumps are utilized to enable trucks to fully load within 15 minutes. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases. Each terminal relies on leased rail trackage for the storage of the majority of its propane inventory in these leased railcars. These railcars mitigate the need for larger numbers of fixed storage tanks and reduce initial capital needs when constructing a terminal. Each railcar holds approximately 30,000 gallons of propane.

Propane Supply

Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements with index-based pricing. The remaining supply is purchased on month-to-month terms to match our anticipated sale requirements. Our primary suppliers of propane include a subsidiary of DCP Midstream, LLC, Aux Sable Liquid Products LP, Mark West and BP Canada. We may also obtain supply from our NGL storage facility in Marysville, Michigan. Our supply agreement with Spectra Energy expired April 30, 2012.

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

Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may periodically recognize non-cash lower of cost or market inventory adjustments, which occur when the market value of our commodities declines below our carrying value.

Customers and Contracts

We typically sell propane to propane distributors under annual sales agreements, negotiated each spring, that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a propane distributor desires to purchase propane from us on a fixed price basis, we may enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by purchasing and storing propane, by entering into physical purchase agreements or by entering into offsetting financial derivative instruments, with DCP Midstream, LLC or third parties that generally match the quantities of propane subject to these fixed price sales agreements. Our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. Historically, the majority of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.

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

We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines in high-consequence areas within 10 years. DOT, through the Pipeline and Hazardous Materials Safety Administration (PHMSA), has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property.

Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, (the Pipeline Safety and Job Creations Act) reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA, address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.

The Pipeline Safety and Job Creation Act requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The new legislation gives PHMSA civil penalty authority up to $200,000 per day, with a maximum of $2.0 million for any related series of violations. Any material penalties or fines under these or other statues, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows.

We currently estimate we will incur costs of up to approximately $6.5 million between 2013 and 2017 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines, including our Wattenberg NGL pipeline acquired in January 2010. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.

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

The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing affiliates of certain pipeline companies engaged in interstate commerce. In response to this issue, Congress, in the Energy Policy Act of 2005, or EPACT 2005, and FERC have implemented requirements to ensure that energy prices are not impacted by the exercise of market power or manipulative conduct. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. In addition, EPACT 2005 gave FERC increased penalty authority for these violations. FERC may now issue civil penalties of up to $1.0 million per day per violation, and possible criminal penalties of up to $1.0 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC adopted the Market Manipulation Rules and the Market Behavior Rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. In the past two years, FERC has relied on its EPACT 2005 enforcement authority in issuing a number of natural gas enforcement actions giving rise to the imposition of aggregate penalties of approximately $39.0 million and aggregate disgorgements of approximately $9.0 million. These orders reflect FERC’s view that it has broad latitude in determining whether specific behavior violates the rules. Given FERC’s broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC will investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.

Intrastate Natural Gas Pipeline Regulation

Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. However, to the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. Under Section 311, intrastate pipelines providing interstate service may avoid jurisdiction that would otherwise apply under the NGA. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. The rate review may, but does not necessarily, involve an administrative-type hearing before FERC staff panel and an administrative appellate review. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by FERC and/or the imposition of administrative, civil and criminal penalties. Among other matters, EPACT 2005 amends the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1.0 million per day per violation and possible criminal penalties of up to $1.0 million per violation and five years in prison for violations occurring after August 8, 2005. The Pelico, Cipco and EasTrans systems are subject to FERC jurisdiction under Section 311 of the NGPA.

Gathering Pipeline Regulation

Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services continues to be a current issue in various FERC proceedings with respect to facilities that interconnect gathering and processing plants with nearby interstate pipelines, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, and in some instances complaint-based rate regulation.

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

Environmental Matters

General

Our operation of pipelines, plants and other facilities for gathering, transporting, processing, compressing, fractionating or storing natural gas, NGLs and other products is subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment.

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

Impact of Climate Change and Air Quality Standards

A number of states have adopted programs to reduce “greenhouse gases,” or GHG and depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) we process. Also, the U.S. Environmental Protection Agency, or EPA, has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks

According to the EPA, this final action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under various Clean Air Act programs at both the federal and state levels such as the Prevention of Significant Deterioration, or PSD, program and Title V permitting. These new requirements for stationary sources took effect on January 2, 2011. On June 26, 2012, the DC Circuit upheld, with no dissenting opinion, the EPA’s GHG rules in their entirety. The EPA has also published more than a dozen rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. The permitting and reporting program taken as a whole increase the costs and complexity of operating oil and gas operations in compliance with these legal requirements, with resulting potential to adversely affect our cost of doing business, demand for the oil and gas we transport and may require us to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

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

The Oil Pollution Act of 1990, as amended (“OPA”) addresses prevention, containment and cleanup, and liability associated with oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability.

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

Employees

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is wholly-owned by DCP Midstream, LLC. As of December 31, 2012, the General Partner or its affiliates employed 7 people directly and approximately 400 people who provided direct support for our operations through DCP Midstream, LLC.

General

We make certain filings with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge through our website, www.dcppartners.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov. Our annual reports to unitholders, press releases and recent analyst presentations are also available on our website. We have also posted our code of business ethics on our website.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, level of production of, and demand for natural gas, condensate and NGLs, and propane;

•	the success of our commodity and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;

•

the volume and quality of natural gas we gather, compress, treat, process, transport and sell, and the volume of NGLs we process, transport, sell, and store and the volume of propane we transport, sell, and store;

•	the operational performance and efficiency of our assets, including our plants and equipment;

•	the operational performance and efficiency of third-party processing, fractionation or other facilities that provide services to us;

•	the relationship between natural gas, NGL and crude oil prices;

•	the level of competition from other energy companies;

•	the impact of weather conditions on the demand for natural gas, NGLs and propane;

•	the level of our operating and maintenance and general and administrative costs ; and

•	prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost and form of payment for acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets at reasonable rates;

•	restrictions contained in our debt agreements;

•	the timing of our producers’ obligations to make volume deficiency payments to us;

•	the amount of cash distributions we receive from our equity interests;

•	the amount of cost reimbursements to our general partner;

•	the amount of cash reserves established by our general partner; and

•	new, additions to and changes in laws and regulations.

We have partial ownership interests in certain joint venture legal entities, including Discovery, the Eagle Ford system, CrossPoint, the Mont Belvieu fractionators and Texas Express, which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

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

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and the general condition of the credit and financial markets. Natural gas prices have declined substantially compared to historical periods. For example, the twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $3.54, $3.24 and $4.55 as of December 31, 2012, 2011 and 2010, respectively. The twelve-month average price per gallon for NGLs was $1.08, $1.39 and $1.10 as of December 31, 2012, 2011 and 2010, respectively, and the price of crude oil per barrel was $94.16, $95.12 and $79.53 as of December 31, 2012, 2011 and 2010, respectively. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while natural gas liquids prices have softened in relation to crude prices. Natural gas liquids and natural gas prices are currently below levels seen in recent years due to increasing supplies and higher inventory levels due to record warm weather last year. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where low commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible.

Furthermore, a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gathering and pipeline transportation systems and our natural gas treating and processing plants, and our NGL and natural gas storage assets, which could lead to reduced utilization of these assets. During periods of natural gas price decline and/or if the price of NGLs and crude oil declines, the level of drilling activity could decrease. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines resulting from reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating, processing and storage facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

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

We have mitigated a portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes from our gathering and processing operations through 2016 by entering into fixed price derivative financial instruments. Additionally, we have entered into interest rate swap agreements to convert a portion of the variable rate revolving debt under our 5-year credit agreement that matures in November 2016, or “the Credit Agreement”, to a fixed rate obligation, thereby reducing the exposure to market rate fluctuations. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices and interest rates.

We have mitigated a portion of our interest rate risk with interest rate swaps and forward-starting interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under our Credit Agreement to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations. The forward-starting interest rate swap agreements lock in the interest rate associated with our anticipated future fixed-rate debt, thereby reducing the exposure to market rate fluctuations prior to issuance.

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

The amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport, sell and store, may be reduced if the pipelines and storage fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. We had no natural gas suppliers representing 10% or more of our total natural gas supply during the year ended December 31, 2012. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third- party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

If we are not able to purchase propane from our principal suppliers, or we are unable to secure transportation under our transportation arrangements, our results of operations in our wholesale propane logistics business would be adversely affected.

Most of our propane purchases are made under supply contracts that have a term of between one to five years and provide various index-based pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, two of which are affiliated entities, represented approximately 88% of our propane supplied during the year ended December 31, 2012. The propane supply agreement with Spectra Energy expired on April 30, 2012. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals, our ability to satisfy customer demand, our revenue and results of operations would be adversely affected.

The adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

We hedge a portion of our commodity risk and our interest rate risk. The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Act, was signed into law by the President on July 21, 2010, and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. The CFTC has filed a notice of appeal with respect to this ruling. Under final rules adopted by the CFTC, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

We may not be able to grow or effectively manage our growth.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	participate in dropdown opportunities with DCP Midstream, LLC;

•	identify businesses engaged in managing, operating or owning pipelines, processing and storage assets or other midstream assets for acquisitions, joint ventures and construction projects;

•	consummate accretive acquisitions or joint ventures and complete construction projects;

•	appropriately identify liabilities associated with acquired businesses or assets;

•	integrate acquired or constructed businesses or assets successfully with our existing operations and into our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business; and

•	obtain required financing for our existing and new operations at reasonable rates.

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

We purchase from producers and other customers a substantial amount of the natural gas that flows through our natural gas gathering, processing and transportation systems for resale to third parties, including natural gas marketers and end-users. In addition, in our wholesale propane logistics business, we purchase propane from a variety of sources and resell the propane to distributors. We may not be successful in balancing our purchases and sales. A producer or supplier could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a purchaser could purchase less than contracted volumes. Any of these actions could cause our purchases and sales to be unbalanced. While we attempt to balance our purchases and sales, if our purchases and sales are unbalanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income and cash flows.

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

Third party pipelines and other facilities interconnected to our natural gas and NGL pipelines and facilities may become unavailable to transport, process or produce natural gas and NGLs.

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

In addition, the rates, terms and conditions of some of the transportation services we provide on our CIPCO pipeline system, Pelico pipeline system and the EasTrans Limited Partnership or EasTrans pipeline system owned by East Texas, are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Pelico system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under a rate settlement approved by FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Black Lake pipeline system and Wattenberg pipeline system are interstate transporters of NGLs and are subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

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

In April 2010, a deepwater exploration well located in the Gulf of Mexico, owned and operated by companies unrelated to us, sustained a blowout and subsequent explosion leading to the leaking of hydrocarbons. In response to this event, certain federal agencies and governmental officials ordered additional inspections of deepwater operations in the Gulf of Mexico. On May 28, 2010, a six-month federal moratorium was implemented on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling moratorium. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath has led to additional governmental regulation of the offshore exploration and production industry and delays in the issuance of drilling permits, which may result in volume impacts, cost increases or delays in our offshore natural gas gathering activities, which could materially impact Discovery’s operations, its Keathley Canyon construction, and our business, financial condition and results of operations. We cannot predict with any certainty what form any additional regulation or limitations would take.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On April 16, 2012, the U.S. Environmental Protection Agency (“EPA”) approved final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are refractured and newly drilled and fractured wells through the use of reduced emission completions or “green completions” and completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules also establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. These regulations could require modifications to the operations of our natural gas exploration and production customers as well as our operations including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could result in reduced production by those customers and thus translate into reduced demand for our services which could in turn have an adverse effect on our business and cash available for distributions.

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

The United States Congress and some states where we have operations are considering legislation related to greenhouse gas emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. The United States Congress may consider a legislation that would compel greenhouse gas emission reductions. Some of these proposals may include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the US House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. To the extent legislation is enacted that regulates greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) operate and maintain our facilities; (iii) install new emission controls; and (iv) manage a greenhouse gas emissions program. If such legislation becomes law in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers’ natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate production. While the underground injection of fluids is regulated by the U.S. EPA under the Safe Drinking Water Act (“SDWA”), fracturing is excluded from regulation unless the injection fluid is diesel fuel. Congress has recently considered legislation that would repeal the exclusion, allowing EPA to more generally regulate fracturing, and requiring disclosure of chemicals used in the fracturing process. If enacted, such legislation could require fracturing to meet permitting and financial responsibility, siting and technical specifications relating to well construction, plugging and abandonment. EPA is also considering various regulatory programs directed at hydraulic fracturing. For example, on October 20, 2011, the EPA announced its intention to propose regulations by 2014 under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the U.S. EPA is currently studying the potential adverse impact that each stage of hydraulic fracturing may have on the environment. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely.

In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production. On May 4, 2012, the federal Bureau of Land Management (“BLM”) announced draft rules that, if adopted, would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands; a revised rule will undergo White House review and is anticipated to be released for public comment during the first quarter of 2013. Moreover, in late 2011, the EPA announced that it is developing standards for the treatment and discharge of wastewater resulting from hydraulic fracturing activities and indicated that such standards would be proposed by 2014. The adoption and implementation of rules relating to hydraulic fracturing could result in increased expenditures for our natural gas exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

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

Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, (the Pipeline Safety and Job Creations Act) reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA, address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.

Although many of our natural gas facilities fall within a class that is not subject to current pipeline integrity requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. With the exception of our Wattenberg pipeline, our NGL pipelines are also subject to integrity management and other safety regulations imposed by the Texas Railroad Commission, or TRRC.

We currently estimate that we will incur costs of up to approximately $6.5 million between 2013 and 2017 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems or propane terminals involves numerous regulatory, environmental, political and legal and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering, transportation and propane terminal assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines, expand our network of propane terminals, or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering, transportation and propane terminal assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, NGLs, or propane. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies such as steel increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

If we do not make acquisitions on economically acceptable terms, our future growth could be limited.

Our acquisition strategy is based, in part, on our expectation of ongoing divestitures of energy assets by industry participants and DCP Midstream, LLC. Our ability to make acquisitions that are accretive to our cash generated from operations per unit is based upon our ability to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them and obtain financing for these acquisitions on economically acceptable terms. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit. Additionally, net assets contributed by DCP Midstream, LLC represent a transfer of net assets between entities under common control, and are recognized at DCP Midstream, LLC’s basis in the net assets transferred. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. Conversely, the amount of the purchase price less than DCP Midstream’s basis in the net assets, if any, is recognized as an increase to partners’ equity.

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

Our operations, and the operations of third parties, are subject to many hazards inherent in the gathering, compressing, treating, processing, storing, transporting and fractionating of natural gas, propane and NGLs, including:

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

From time to time, public equity markets experience significant declines, and global credit markets experience a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under our Credit Agreement, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.

As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash, as defined in our partnership agreement, to our unitholders on a quarterly basis. We rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures or fund routine periodic working capital needs. Any limitations on our access to external capital, including limitations caused by illiquidity or volatility in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under adverse economic conditions.

A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

A downgrade of our credit rating might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit or the credit rating of our General Partner, DCP Midstream, LLC. Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold our securities, although such credit ratings may affect the market value of our debt instruments. Ratings are subject to revision or withdrawal at any time by the ratings agencies and no assurance can be given that we or DCP Midstream, LLC will maintain the current credit ratings.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We continue to have the ability to incur additional debt, subject to limitations within our Credit Agreement. Our level of debt could have important consequences to us, including the following:

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

Our ability to obtain new debt funding or service our existing debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. In addition, our ability to service debt under our Credit Agreement will depend on market interest rates. If our operating results are not sufficient to service our current or future indebtedness, we may take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in our loan agreements may limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.

Our loan agreements contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our loan agreements contain covenants requiring us to maintain a certain leverage ratio and certain other tests. Any subsequent replacement of our loan agreements or any new indebtedness could have similar or greater restrictions. If our covenants are not met, whether as a result of reduced production levels of natural gas and NGLs as described above or otherwise, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

Our 3.25% Senior Notes due 2015, 2.50% Senior Notes due 2017 and 4.95% Senior Notes due 2022, or our notes, are senior unsecured obligations of our indirect wholly-owned subsidiary, DCP Operating, and rank equally in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2012, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indenture governing the notes from incurring indebtedness in the future.

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

As of December 31, 2012, our consolidated indebtedness was $1,625.0 million, which excludes $4.7 million in amortized discount. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

Debt service obligations and restrictive covenants in our Credit Agreement and the indenture governing our notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs as well as our ability to make cash distributions unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

The long-term impact of terrorist attacks, such as the attacks that occurred on September 11, 2001 and the threat of future terrorist attacks on our industry in general, and on us in particular, is not known at this time. Increased security measures taken by us as a precaution against possible terrorist attacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East and North Africa or other sustained military conflicts may affect our operations in unpredictable ways, including disruptions of crude oil supplies, propane shipments or storage facilities, and markets for refined products, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

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

DCP Midstream, LLC owns and controls our general partner. Some of our general partner’s directors, and some of its executive officers, are directors or officers of DCP Midstream, LLC or its owners. Therefore, conflicts of interest may arise between DCP Midstream, LLC and its affiliates and our unitholders. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•

DCP Midstream, LLC and its affiliates, including Spectra Energy and Phillips 66, are not limited in their ability to compete with us. Please read “DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us” below;

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

Neither our partnership agreement nor the Omnibus and Services Agreements, as amended, between us, DCP Midstream, LLC and others will prohibit DCP Midstream, LLC and its affiliates, including Phillips 66, Spectra Energy and Spectra Energy Partners, LP, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Spectra Energy and Phillips 66, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be material.

Pursuant to the Services Agreement, as amended, we entered into with DCP Midstream, LLC, our general partner and others, DCP Midstream, LLC will receive reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services will be material. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. These factors may reduce the amount of cash otherwise available for distribution to our unitholders.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2012, our general partner and its affiliates owned approximately 27% of our aggregate outstanding common units.

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

Our assets include a 40% interest in the Discovery system, a 33.33% interest in the Eagle Ford system, a 10% interest in the Texas Express Pipeline, a 12.5% interest in the Mont Belvieu Enterprise Fractionator, a 20% interest in the Mont Belvieu 1 Fractionator, and a 50% interest in CrossPoint Pipeline, LLC, which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

Additionally, as a result of our desire to avoid having to register as an investment company under the Investment Company Act, we may have to forego potential future acquisitions of interests in companies that may be deemed to be investment securities within the meaning of the Investment Company Act or dispose of our current interests in any of our assets that are deemed to be “investment securities.”

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to a unitholder would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to him. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation for federal tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our common units.

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

In the event we issue additional units or engage in certain other transactions in the future, the allocable share of nonrecourse liabilities allocated to the unitholders will be recalculated to take into account our issuance of any additional units. Any reduction in a unitholder’s share of our nonrecourse liabilities will be treated as a distribution of cash to that unitholder and will result in a corresponding tax basis reduction in a unitholder’s units. A deemed cash distribution may, under certain circumstances, result in the recognition of taxable gain by a unitholder, to the extent that the deemed cash distribution exceeds such unitholder’s tax basis in its units.

In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to the our assets.

Tax gain or loss on disposition of common units could be more or less than expected.

If unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions to unitholders in excess of the total net taxable income allocated to them for a common unit decreases their tax basis in that common unit, the amount, if any, of such prior excess distributions will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash the unitholder receives from the sale.

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

We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1’s) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Under current law, a technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief procedure, whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the technical termination.

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not reside as a result of investing in our units.

In addition to federal income taxes, unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the unitholders do not live in any of those jurisdictions. Unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax or an entity level tax. It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns.

Some of the states in which we do business or own property may require us to, or we may elect to, withhold a percentage of income from amounts to be distributed to a unitholder who is not a resident of the state. Withholding the amount of which may be greater or less than a particular unitholder’s income tax liability to the state generally does not relieve the nonresident unitholder from the obligation to file an income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 22, 2013, we own and operate processing plants and gathering systems located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming, and an underground natural gas storage facility located in Texas, all within our Natural Gas Services segment; two owned and operated pipelines located in Texas, one owned and operated pipeline located in Texas and Louisiana, one owned and operated pipeline located in Colorado and Kansas, one owned and operated underground storage facility located in Michigan and two owned fractionation facilities located in Colorado within our NGL Logistics segment; and six owned propane rail terminals, five of which we operate, located in Maine, Massachusetts, New York, Pennsylvania and Vermont, one owned and operated marine terminal located in Virginia, and one owned and operated propane pipeline terminal located in Pennsylvania within our Wholesale Propane Logistics Segment. In addition within our Natural Gas Services segment, we own a 40% interest in Discovery Producer Services, LLC, which owns an offshore gathering pipeline, a natural gas processing plant and an NGL fractionator plant in Louisiana, operated by a third party; and a 33.33% interest in the Eagle Ford system, which owns processing plants, NGL fractionators and gathering systems in Texas, operated by DCP Midstream, LLC. Within our NGL Logistics segment, we own a 12.5% and 20% interest in the Enterprise and Mont Belvieu fractionators, respectively, which are operated by third parties. For additional details on these plants, storage facilities, propane terminals and pipeline systems, please read “Business — Natural Gas Services Segment,” “Business — NGL Logistics Segment” and “Business — Wholesale Propane Logistics Segment.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

Our principal executive offices are located at 370 17th Street, Suite 2500, Denver, Colorado 80202, our telephone number is 303-633-2900 and our website address is www.dcppartners.com.

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

Prospect — During the fourth quarter of 2011, we received a claim for arbitration (the “Claim”) filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC (together, the “Claimants”) against EE Group, LLC (“EE Group”) and a number of other parties that previously owned, directly or indirectly, our Marysville NGL storage facility (collectively, the “Respondents”). EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons

Holdings, LLC (“Marysville”) on December 30, 2010 (the “Acquisition”). The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. We acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and a 100% interest in EE Group, which owned the remaining 5% interest in Marysville. The Claimants seek, from the Respondents collectively, alleged actual, punitive and treble damages and disgorgement of profits, as well as fees and costs. The purchase agreements for the Acquisition contain indemnification and other provisions that may provide some protection to us for any breach of the representations, warranties and covenants made by the sellers in the Acquisition. In August 2012, we entered into a Settlement Agreement with the Claimants in which the Claimants have agreed that if an award is issued to the Claimants in the arbitration, the Claimants will not attempt to recover such an award from us. Notwithstanding that agreement, this matter is subject to the uncertainties inherent in any litigation, and the ultimate outcome of this matter may not be known for an extended period of time.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units

Market Information

Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2012 and 2011.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2012	$47.05	$37.78	$0.6900
September 30, 2012	$46.50	$39.94	$0.6800
June 30, 2012	$46.36	$36.47	$0.6700
March 31, 2012	$49.93	$44.55	$0.6600

December 31, 2011	$47.92	$35.76	$0.6500
September 30, 2011	$42.92	$34.40	$0.6400
June 30, 2011	$44.80	$37.55	$0.6325
March 31, 2011	$42.58	$36.80	$0.6250

As of February 22, 2013, there were approximately 38 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. As of February 21, 2013, there were approximately 24,355 beneficial owners (held in street name) of our common units.

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

Minimum Quarterly Distribution — The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.69 per unit, or $2.76 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Requirements — Description of Credit Agreement” for a discussion of the restrictions included in our Credit Agreement that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights — As of December 31, 2012, the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights were not reduced as a result of our recent common unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash after the Subordination Period section in Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

On January 28, 2013, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.69 per unit, which was paid on February 14, 2013, to unitholders of record on February 7, 2013.

Equity Compensation Plans

The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

Item 6.	Selected Financial Data

The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from the consolidated financial statements. These consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our additional 25.1% limited liability interest in East Texas, which we acquired from DCP Midstream, LLC in April 2009; our 100% interest in DCP Southeast Texas Holdings, GP, or Southeast Texas, of which 33.33% and 66.67% were acquired from DCP Midstream, LLC in January 2011 and March 2012, respectively; and commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method of accounting. Subsequent to our acquisition of the remaining 66.67% interest in Southeast Texas, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. These transactions were between entities under common control and represented a change in reporting entity; accordingly, our financial information includes the historical results of entities and interests contributed to us by DCP Midstream, LLC for all periods presented. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.

Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein to not be indicative of our future financial conditions or results of operations. A discussion on our critical accounting estimates is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012 (a)	2011 (a)	2010 (a)	2009 (a)	2008 (a)
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$1,465.9	$2,178.5	$1,975.1	$1,429.3	$2,791.1
Transportation, processing and other	185.0	172.2	130.3	104.9	96.9
Gains (losses) from commodity derivative activity, net (b)	69.8	7.7	3.0	(56.3)	84.6

Total operating revenues (c)	1,720.7	2,358.4	2,108.4	1,477.9	2,972.6

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,301.5	1,933.0	1,783.1	1,248.3	2,546.4
Operating and maintenance expense	123.2	125.7	98.3	84.2	95.0
Depreciation and amortization expense	63.4	100.6	88.1	76.9	65.0
General and administrative expense	45.8	48.3	45.8	43.1	43.9
Step acquisition — equity interest re-measurement gain	—	—	(9.1)	—	—
Other (income) expense	(0.5)	(0.5)	(2.0)	0.5	0.3
Other income — affiliates	—	—	(3.0)	—	—

Total operating costs and expenses	1,533.4	2,207.1	2,001.2	1,453.0	2,750.6

Operating income	187.3	151.3	107.2	24.9	222.0
Interest income	—	—	—	0.3	6.1
Interest expense	(42.2)	(33.9)	(29.1)	(28.3)	(32.8)
Earnings from unconsolidated affiliates (d)	28.9	22.7	23.8	18.5	18.2

Income before income taxes	174.0	140.1	101.9	15.4	213.5
Income tax expense	(1.0)	(0.5)	(1.5)	(1.0)	(1.3)

Net income	173.0	139.6	100.4	14.4	212.2
Net income attributable to noncontrolling interests	(5.0)	(18.8)	(9.2)	(8.3)	(36.1)

Net income attributable to partners	$168.0	$120.8	$91.2	$6.1	$176.1
Less:
Net income attributable to predecessor operations (e)	(2.6)	(20.4)	(43.2)	(24.2)	(50.4)
General partner interest in net income	(41.2)	(25.2)	(16.9)	(12.7)	(13.0)

Net income (loss) allocable to limited partners	$124.2	$75.2	$31.1	$(30.8)	$112.7

Net income (loss) per limited partner unit-basic	$2.28	$1.73	$0.86	$(0.99)	$4.11

Net income (loss) per limited partner unit-diluted	$2.28	$1.72	$0.86	$(0.99)	$4.11

Balance Sheet Data (at period end):
Property, plant and equipment, net	$1,727.4	$1,499.4	$1,378.6	$1,225.3	$1,106.1
Total assets	$2,972.0	$2,277.4	$2,147.2	$1,805.6	$1,745.1
Accounts payable	$146.3	$278.5	$211.0	$195.3	$154.5
Long-term debt	$1,620.3	$746.8	$647.8	$613.0	$656.5
Partners’ equity	$1,047.8	$885.9	$855.9	$590.0	$612.7
Noncontrolling interests	$35.4	$212.4	$220.1	$227.7	$167.7
Total equity	$1,083.2	$1,098.3	$1,076.0	$817.7	$780.4

Other Information:
Cash distributions declared per unit	$2.700	$2.548	$2.438	$2.400	$2.390
Cash distributions paid per unit	$2.660	$2.515	$2.420	$2.400	$2.360

(a)

Includes the effect of the following acquisitions prospectively from their respective dates of acquisition: (1) Michigan Pipeline & Processing, LLC acquired in October 2008; (2) certain companies acquired from

MichCon Pipeline Company in November 2009; (3) the Wattenberg pipeline acquired from Buckeye Partners, L.P. in January 2010; (4) an additional 5% interest in Collbran Valley Gas Gathering LLC, acquired from Delta Petroleum Company in February 2010; (5) the Raywood processing plant and Liberty gathering system acquired in June 2010; (6) an additional 50% interest in Black Lake Pipeline Company, or Black Lake, acquired from an affiliate of BP PLC in July 2010; (7) Atlantic Energy acquired from UGI Corporation in July 2010; (8) Marysville Hydrocarbons Holdings, LLC acquired on December 30, 2010; (9) the DJ Basin NGL fractionators acquired in March 2011; (10) the remaining 49.9% interest in East Texas from DCP Midstream, LLC in January 2012; (11) a 10% ownership interest in the Texas Express Pipeline from Enterprise Products Partners, L.P. in April 2012; (12) a 12.5% interest in the Enterprise fractionator and a 20% interest in the Mont Belvieu 1 fractionator, from DCP Midstream, LLC in July 2012; (13) the Crossroads processing plant and 50% interest in CrossPoint Pipeline, LLC, acquired from Penn Virginia Resource Partners, L.P. in July 2012; and (14) a 33.33% interest in the Eagle Ford system from DCP Midstream, LLC in November 2012.

Prior to our acquisition of an additional 50% interest in Black Lake, in July 2010, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

(b)	Includes the effect of the commodity derivative hedge instruments related to the Eagle Ford system, including the Goliad plant, acquired from DCP Midstream, LLC in November and December 2012, the Southeast Texas storage business acquired from DCP Midstream, LLC in March 2012 and the NGL Hedge acquired from DCP Midstream, LLC in April 2009.

(c)	Prior to the acquisition of the remaining 49.9% limited liability company interest in East Texas in January 2012, we hedged the proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and the remaining 49.9% of East Texas unhedged for all periods from the second quarter of 2009 through the fourth quarter of 2011.

(d)	Includes our proportionate share of the earnings of our unconsolidated affiliates. Earnings include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the investments.

(e)	Includes the net income attributable to an additional 25.1% limited liability company interest in East Texas prior to the date of our acquisition from DCP Midstream, LLC in April 2009; the initial 33.33% interest in Southeast Texas prior to the date of our acquisition from DCP Midstream, LLC in January 2011; and the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments prior to the date of our acquisition from DCP Midstream, LLC in March 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2012, we expanded our Natural Gas Services and NGL Logistics segments through approximately $1 billion in dropdowns from DCP Midstream, LLC, a third party acquisition, and organic expansion opportunities. We raised $455.2 million through the issuance of our common units, and $839.4 million through the issuance of 5 and 10-year Senior Notes, which were primarily used to finance our growth. In addition, we issued $228.7 million of common units to DCP Midstream as partial consideration for our drop downs.

2012 was a challenging year from a commodity price perspective, for example, the twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $3.54, $3.24 and $4.55 as of December 31, 2012, 2011 and 2010, respectively. The twelve-month average price per gallon for NGLs was $1.08, $1.39 and $1.10 as of December 31, 2012, 2011 and 2010, respectively, and the price of crude oil per barrel was $94.16, $95.12 and $79.53 as of December 31, 2012, 2011 and 2010, respectively. Our significant fee-based business currently representing approximately 55% of our estimated margins, plus our highly hedged commodity position, mitigated a portion of our natural gas, NGL, and condensate commodity price risk. In 2013, we will continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC.

Our business is impacted by both commodity prices, which we partially mitigate through a multi-year hedging program, as well as volumes of throughput and sales of natural gas and NGLs. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while NGL prices have softened in relation to crude prices. NGLs and natural gas prices are currently below levels seen in recent years due to increasing supplies and record warm weather. Although we have not experienced a significant impact to our natural gas throughput volumes as a result of decreased commodity prices, if commodity prices remain weak for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where low commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production. We use direct NGL hedges to mitigate a significant portion of our NGL price exposure, however, weakening of the relationship of natural gas liquids to crude oil prices does somewhat impact the effectiveness of our hedging program to mitigate our exposure to price fluctuations where we use crude oil to hedge our NGL price exposure.

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

The global economic outlook continues to be cause for concern for U.S. financial markets and businesses and investors alike. A further slowdown in global economic growth or a potential liquidity crisis may lead to further declines in commodity prices. This uncertainty may contribute to continuing volatility in financial and commodity markets.

Increased activity levels in liquids rich gas basins are creating capacity constraint concerns. The amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport, sell and store, may be reduced if the pipelines and storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs.

Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical cost have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC. Our multi-faceted growth strategy may take numerous forms such as accretive dropdown opportunities from DCP Midstream, LLC, third-party acquisitions, joint venture opportunities and organic build opportunities within our footprint. Dropdowns from DCP Midstream, LLC in 2012 were approximately $1.0 billion.

Some of our recent growth projects include the following:

•	On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC for $165.0 million.

•	On March 30, 2012, we acquired the remaining 66.67% interest in the Southeast Texas joint venture for $240.0 million.

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

•

On November 2, 2012, we acquired a 33.33% interest in DCP SC Texas, GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivative hedges for a three-year period for aggregate consideration of $438.3 million. Our 33.33% interest in the construction of the Goliad 200 MMcf/d natural gas processing plant, including a two-year direct commodity price hedge, representing a total investment of approximately $97.0 million, is expected to be online in the first quarter of 2014.

•

Our construction of our wholly owned Eagle 200 MMcf/d natural gas processing plant is mechanically complete and is in the process of commencing operations. Our expansion plan for the Discovery natural gas gathering pipeline system is also progressing and is expected to be completed in mid-2014. Once completed, both projects are expected to enhance our portfolio through additional fee-based margins.

Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. In March, we raised $234.0 million, net of commissions and offering costs, through a public equity offering and $345.8 million through a public debt offering of 4.95% 10-year Senior Notes, which were used to finance our growth opportunities and repay borrowings on our Credit Agreement. On June 14, 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional common units and debt securities. On July 2, 2012, we sold 4,989,802 common units in a private placement at a price of $35.55 per unit, and received proceeds of $173.8 million net of offering costs. During the twelve months ended December 31, 2012, we issued 1,147,654 of our common units pursuant to our equity distribution agreement, and received proceeds of $47.4 million, net of commissions and offering costs of $1.6 million. Additionally, we entered into three 2-year Term Loan agreements and borrowed $135.0 million, $140.0 million and $343.5 million to fund the cash portions of our acquisitions of the remaining 49.9% interest in East Texas, the Mont Belvieu fractionators and the Eagle Ford system, respectively. In November 2012, we issued $500.0 million of 2.50% 5-year Senior Notes, resulting in net proceeds of $493.6 million, which were used to repay the $140.0 million and $343.5 million Term Loan agreements. As of December 31, 2012, the unused capacity under the Credit Agreement was $474.0 million, which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.

Financial results and distribution growth for the year were in line with our previously provided 2012 forecast. We raised our distributions for all four quarters, resulting in a 6.2% increase in our quarterly distribution rate for the fourth quarter of 2012 over the rate declared in the fourth quarter of 2011. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook

In 2013, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business currently representing approximately 55% of our estimated margins, plus our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $25.0 million and $30.0 million, and approved expenditures for expansion capital of approximately $400.0 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline, Discovery’s Keathley Canyon, and the Goliad plant within the Eagle Ford system, which are shown as investments in unconsolidated affiliates, construction of the Eagle plant, expansion and upgrades to our Southeast Texas complex, and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.

In 2013, we expect to continue to pursue a multi-faceted growth strategy, which includes maximizing opportunities provided by our partnership with DCP Midstream, LLC, pursuing strategic and accretive third party acquisitions and capitalizing on organic expansion opportunities in order to grow our distributable cash flows. Given the significant level of growth opportunities currently in DCP Midstream, LLC’s footprint, we would expect substantial emphasis on our dropdown objective over the next few years.

We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

Natural Gas Gathering and Processing Margins — Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline, particularly in areas with lower NGL content, should natural gas prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, commodity prices should remain at levels that would support continued natural gas production in the United States. During 2012, petrochemical demand remained strong for NGLs as NGLs were a lower cost feedstock when compared to crude oil derived feedstocks. We anticipate strong demand for NGLs by the petrochemical industry will continue in 2013.

NGL Logistics — The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets.

Wholesale Propane Supply and Demand — Due to our multiple propane supply sources, propane supply contractual arrangements, significant storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our propane distribution customers with reliable supplies of propane during peak demand periods of tight supply, usually in the winter months when their customers consume the most propane for heating.

Factors That May Significantly Affect Our Results

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for all periods presented, similar to the pooling method. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) increases and decreases in the volume and quality of natural gas that we gather and transport through our systems, which we refer to as throughput, (2) the associated Btu content of our system throughput and our related processing volumes, (3) the prices of and relationship between commodities such as NGLs, crude oil and natural gas, (4) the operating efficiency and reliability of our processing facilities, (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints, (6) the terms of our processing contract arrangements with producers, and (7) increases and decreases in the volume, price and basis differentials of natural gas associated with our natural gas storage and pipeline assets, as well as our underlying derivatives associated with this business. This is not a complete list of factors that may impact our results of operations but, rather, are those we believe are most likely to impact those results.

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

NGL Logistics Segment

Our NGL Logistics segment operating results are impacted by, among other things, the throughput volumes of the NGLs we transport on our NGL pipelines and the volumes of NGLs we fractionate and store. We transport, fractionate and store NGLs primarily on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low commodity prices for ethane. Factors that impact the supply and demand of NGLs, as described above in our Natural Gas Services segment, may also impact the throughput and volume for our NGL Logistics segment. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of NGLs decline below our carrying value.

Wholesale Propane Logistics Segment

Our Wholesale Propane Logistics segment operating results are impacted by our ability to provide our propane distribution customers with reliable supplies of propane. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our carrying value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory, or settlement of financial derivative instruments. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the mid-Atlantic, upper midwestern and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in a recessionary environment.

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

Capital Markets

Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to fund our operations through acquisitions or organic growth projects. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines to mitigate a portion of these risks.

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

Recent Events

On January 28, 2013, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.69 per unit, which was paid on February 14, 2013, to unitholders of record on February 7, 2013.

On February 27, 2013, we entered into an agreement with DCP Midstream, LLC to acquire an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, and a fixed price commodity derivative hedge for a three-year period for aggregate consideration of $626.4 million, subject to customary working capital and other purchase price adjustments. We will also contribute our proportionate share of the capital spent to date to the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23.3 million. DCP Midstream, LLC will also provide a twenty-seven month direct commodity price hedge (also referred to as the NGL Hedge) for our additional 46.67% interest in the project. The transaction is expected to close in March 2013.

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

In addition to the above contract types, we have keep-whole arrangements, which are estimated to generate less than 5% of our gross margin. Our equity method investment in Discovery also has keep-whole arrangements. Under the terms of a keep-whole processing contract, natural gas is gathered from the producer for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs and condensate extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL and condensate prices are higher relative to natural gas prices when that frac spread exceeds our operating costs. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. The Pelico system also receives natural gas produced in Texas through its interconnect with other pipelines that transport natural gas from Texas into western Louisiana. These areas have historically experienced significant levels of drilling activity, providing us with opportunities to access newly developed natural gas supplies. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. We had no suppliers of natural gas representing 10% or more of our total natural gas supply during the year ended December 31, 2012. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

We sell natural gas to marketing affiliates of natural gas pipelines, marketing affiliates of integrated oil companies, marketing affiliates of DCP Midstream, LLC, national wholesale marketers, industrial end-users and gas-fired power plants. We typically sell natural gas under market index related pricing terms. The NGLs extracted from the natural gas at our processing plants are sold at market index prices to DCP Midstream, LLC or its affiliates, or to third parties. In addition, under our merchant arrangements, various DCP Midstream LLC affiliates purchase natural gas from third parties at wellheads, pipeline interconnect and pooling points, as well as residue gas from our Minden and Ada processing plants, and then resell the aggregated natural gas to third parties.

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

NGL Logistics Segment

Our pipelines, fractionation facilities and storage facility provide transportation, fractionation and storage services for customers, primarily on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC and others that generally require customers to pay us to transport or store NGLs pursuant to a fee-based rate that is applied to volumes. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported, fractionated or stored and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines, fractionated in our fractionation facilities or stored in our storage facility; rather, the customer retains title and the associated commodity price risk. DCP Midstream, LLC provides 100% of volumes transported on the Wattenberg and Seabreeze pipelines. For the Black Lake pipeline, any line loss or gain in NGLs is allocated to the shipper. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. In the transportation markets we serve, our pipelines are the sole pipeline facility transporting NGLs from the supply source. DCP Midstream, LLC, the largest gatherer and processor in the DJ Basin, delivers NGLs to our fractionation facilities under a long-term fractionation agreement. Our storage facility in Marysville, Michigan provides storage and related services primarily to depositories operating in the liquid hydrocarbons industry.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-Atlantic, upper midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the mid-Atlantic, midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, two of which are affiliated entities, represented approximately 88% of our propane supplied during the year ended December 31, 2012. The propane supply agreement with Spectra Energy expired on April 30, 2012. We primarily sell propane on a wholesale basis to propane distributors who in turn resell propane to their customers. We also sell propane in the wholesale market.

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, significant storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our propane distribution customers with reliable supplies of propane during periods of tight supply, such as the winter months when their customers generally consume the most propane for home heating. In particular, we generally offer our customers the ability to obtain propane supply volumes from us in the winter months that are generally significantly greater than their purchases of propane from us in the summer. We believe these factors allow us to maintain our generally favorable relationships with our customers.

We manage our wholesale propane margins by selling propane to propane distributors under annual sales agreements negotiated each spring which specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. Our portfolio of multiple supply sources and storage capabilities allows us to actively manage our propane supply purchases and to lower the aggregate cost of supplies. Based on the carrying value of our inventory, timing of inventory transactions and the volatility of the market value of propane, we have historically and may continue to periodically recognize non-cash lower of cost or market inventory adjustments. In addition, we may use financial derivatives to manage the value of our propane inventories.

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin, segment gross margin and adjusted segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA, (5) adjusted segment EBITDA; and (6) distributable cash flow. Gross margin, segment gross margin, adjusted segment gross margin, adjusted EBITDA, adjusted segment EBITDA, and distributable cash flow are not measures under accounting principles generally accepted in the United States of America, or

GAAP. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

Volumes — We view throughput and storage volumes for our Natural Gas Services segment and our NGL Logistics segment, and sales volumes for our Wholesale Propane Logistics segment as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from successful new wells in other areas. The throughput volumes of NGLs and gas on our pipelines are substantially dependent upon the quantities of NGLs and gas produced at our processing plants, as well as NGLs and gas produced at other processing plants that have pipeline connections with our NGL and gas pipelines. We regularly monitor producer activity in the areas we serve and in which our pipelines are located, and pursue opportunities to connect new supply to these pipelines. We also monitor our inventory in our NGL and gas storage facilities, as well as overall demand for storage based on seasonal patterns and other market factors such as weather and overall demand.

Reconciliation of Non-GAAP Measures

Gross Margin, Segment Gross Margin and Adjusted Segment Gross Margin — We view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.

We define gross margin as total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. We define adjusted segment gross margin as segment gross margin plus non-cash commodity derivative losses, less non-cash commodity derivative gains for that segment. Gross margin, segment gross margin and adjusted segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin, segment gross margin and adjusted segment gross margin should not be considered an alternative to, or more meaningful than, operating revenues, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.

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

Adjusted segment EBITDA should not be considered in isolation or as an alternative to our financial measures presented in accordance with GAAP, including operating revenues, net income or loss attributable to Partners, or any other measure of performance presented in accordance with GAAP.

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

The accompanying schedules provide reconciliations of gross margin, segment gross margin, and adjusted segment EBITDA to its most directly comparable GAAP financial measure.

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

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

Reconciliation of Non-GAAP Measures

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Reconciliation of net income attributable to partners to gross margin:
Net income attributable to partners	$168.0	$120.8	$91.2
Interest expense	42.2	33.9	29.1
Income tax expense	1.0	0.5	1.5
Operating and maintenance expense	123.2	125.7	98.3
Depreciation and amortization expense	63.4	100.6	88.1
General and administrative expense	45.8	48.3	45.8
Other income	(0.5)	(0.5)	(2.0)
Other income — affiliate	—	—	(3.0)
Step acquisition — equity interest re-measurement gain	—	—	(9.1)
Earnings from unconsolidated affiliates	(28.9)	(22.7)	(23.8)
Net income attributable to noncontrolling interests	5.0	18.8	9.2

Gross margin	$419.2	$425.4	$325.3

Non-cash commodity derivative mark-to-market (a)	$21.3	$42.1	$(9.8)

Reconciliation of segment net income attributable to partners to segment gross margin:
Natural Gas Services segment:
Segment net income attributable to partners	$179.5	$142.0	$133.8
Operating and maintenance expense	92.4	94.7	82.0
Depreciation and amortization expense	54.7	89.5	83.5
Other income	—	—	(2.0)
Earnings from unconsolidated affiliates	(17.6)	(22.7)	(23.0)
Net income attributable to noncontrolling interests	5.0	18.8	9.2

Segment gross margin	$314.0	$322.3	$283.5

Non-cash commodity derivative mark-to-market (a)	$19.8	$41.8	$(8.8)

NGL Logistics segment:
Segment net income attributable to partners	$53.0	$28.4	$16.5
Operating and maintenance expense	16.1	15.9	3.7
Depreciation and amortization expense	6.2	8.2	2.6
Step acquisition — equity interest re-measurement gain	—	—	(9.1)
Other income	(0.5)	(0.5)	—
Earnings from unconsolidated affiliates	(11.3)	—	(0.8)

Segment gross margin	$63.5	$52.0	$12.9

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$24.5	$33.1	$17.4
Operating and maintenance expense	14.7	15.1	12.6
Depreciation and amortization expense	2.5	2.9	1.9
Other income — affiliate	—	—	(3.0)

Segment gross margin	$41.7	$51.1	$28.9

Non-cash commodity derivative mark-to-market (a)	$1.5	$0.3	$(1.0)

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Reconciliation of segment net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners	$179.5	$142.0	$133.8
Non-cash commodity derivative mark-to-market	(19.8)	(41.8)	8.8
Depreciation and amortization expense	54.7	89.5	83.5
Noncontrolling interest on depreciation and income tax	(1.4)	(13.8)	(13.3)

Adjusted segment EBITDA	$213.0	$175.9	$212.8

NGL Logistics segment:
Segment net income attributable to partners	$53.0	$28.4	$16.5
Depreciation and amortization expense	6.2	8.2	2.6

Adjusted segment EBITDA	$59.2	$36.6	$19.1

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$24.5	$33.1	$17.4
Non-cash commodity derivative mark-to-market	(1.5)	(0.3)	1.0
Depreciation and amortization expense	2.5	2.9	1.9

Adjusted segment EBITDA	$25.5	$35.7	$20.3

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

	Year Ended December 31,
	2012	2011	2010
	(Millions)
General and administrative expense	$16.2	$18.9	$14.3
General and administrative expense — affiliate:
Omnibus Agreement	25.4	10.2	9.9
Other — DCP Midstream, LLC	3.9	18.9	21.4
Other — affiliate	0.3	0.3	0.2

Total affiliate	29.6	29.4	31.5

Total	$45.8	$48.3	$45.8

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

On January 3, 2012, we extended the omnibus agreement through December 31, 2012 for an annual fee of $17.6 million, with the primary increase resulting from the acquisition of the remaining 49.9% interest in East Texas. On March 30, 2012, in conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC under the agreement by $10.3 million, prorated for the remainder of the 2012 calendar year. These fees were previously allocated to East Texas and Southeast Texas. In July 2012, in conjunction with our acquisition of the minority interests in the Mont Belvieu fractionators, we increased the annual fee we pay to DCP Midstream, LLC by $0.2 million. As a result of these transactions, the annual fee payable in future years to DCP Midstream, LLC will be $28.1 million, unless there are further adjustments made as a result of future transactions or otherwise. The Omnibus Agreement also addresses the following matters:

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

Before the addition of East Texas and Southeast Texas to the Omnibus Agreement, East Texas and Southeast Texas incurred general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2011 and 2010, East Texas incurred $7.5 million and $7.8 million, respectively, and during the years ended December 31, 2012, 2011 and 2010, Southeast Texas incurred $2.5 million, $10.0 million and $12.1 million, respectively, which includes expenses for our predecessor operations. General and administrative expenses incurred by East Texas and Southeast Texas effective January 3, 2012 and March 30, 2012, respectively, are covered by the Omnibus Agreement.

In addition to the Omnibus Agreement and amounts incurred by East Texas and Southeast Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts include allocated expenses, including professional services, insurance, internal audit and various other corporate functions.

On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaces the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with the general and administrative services previously provided under the Omnibus Agreement. The annual amounts payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement, and will be $28.6 million for 2013. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

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

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2012, 2011 and 2010. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
	2012 (a)(b)	2011 (a)(b)(c)	2010 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (d):
Natural Gas Services (e)	$1,242.7	$1,670.4	$1,617.6	$(427.7)	(26)%	$52.8	3%
NGL Logistics	63.5	56.6	17.6	6.9	12%	39.0	222%
Wholesale Propane Logistics	414.7	633.6	473.2	(218.9)	(35)%	160.4	34%
Intra-segment eliminations	(0.2)	(2.2)	—	2.0	91%	(2.2)	*

Total operating revenues	1,720.7	2,358.4	2,108.4	(637.7)	(27)%	250.0	12%

Gross margin (f):
Natural Gas Services	314.0	322.3	283.5	(8.3)	(3)%	38.8	14%
NGL Logistics	63.5	52.0	12.9	11.5	22%	39.1	303%
Wholesale Propane Logistics	41.7	51.1	28.9	(9.4)	(18)%	22.2	77%

Total gross margin	419.2	425.4	325.3	(6.2)	(1)%	100.1	31%
Operating and maintenance expense	(123.2)	(125.7)	(98.3)	(2.5)	(2)%	27.4	28%
Depreciation and amortization expense	(63.4)	(100.6)	(88.1)	(37.2)	(37)%	12.5	14%
General and administrative expense	(45.8)	(48.3)	(45.8)	(2.5)	(5)%	2.5	5%
Step acquisition — equity interest remeasurement gain	—	—	9.1	—	—%	(9.1)	(100)%
Other income	0.5	0.5	2.0	—	—%	(1.5)	(75)%
Other income — affiliates	—	—	3.0	—	—%	(3.0)	(100)%
Earnings from unconsolidated affiliates (h)	28.9	22.7	23.8	6.2	27%	(1.1)	(5)%
Interest expense	(42.2)	(33.9)	(29.1)	8.3	24%	4.8	16%
Income tax expense	(1.0)	(0.5)	(1.5)	0.5	100%	(1.0)	(67)%
Net income attributable to noncontrolling interests	(5.0)	(18.8)	(9.2)	(13.8)	(73)%	9.6	104%

Net income attributable to partners	$168.0	$120.8	$91.2	$47.2	39%	$29.6	32%

Other data:
Non-cash commodity derivative mark-to-market	$21.3	$42.1	$(9.8)	$(20.8)	(49)%	$51.9	*
Natural gas throughput (MMcf/d) (g)	1,667	1,415	1,481	252	18%	(66)	(4)%
NGL gross production (Bbls/d) (g)	65,610	53,064	55,845	12,546	24%	(2,781)	(5)%
NGL pipelines throughput (Bbls/d) (g)	78,508	62,555	38,282	15,953	26%	24,273	63%
Propane sales volume (Bbls/d)	19,111	24,743	22,350	(5,632)	(23)%	2,393	11%

*	Percentage change is not meaningful.

(a)	Includes the results of the Raywood processing plant and Liberty gathering system since June 29, 2010, the date of acquisition, the remaining 49.9% interest in East Texas, since January 3, 2012, the date of acquisition, and the Crossroads processing plant since July 3, 2012, the date of acquisition, in our Natural Gas Services segment.

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

(b)	On January 1, 2011, we acquired an initial 33.33% interest in Southeast Texas for $150.0 million. On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative hedge instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for the years ended December 31, 2012, 2011 and 2010.

(c)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets. We did not utilize commodity derivative instruments for the proportionate interest in East Texas owned by DCP Midstream, LLC prior to our acquisition of the remaining 49.9% interest in January 2012. As such, the portion of East Texas owned by DCP Midstream, LLC in the periods presented in 2011 and 2010 is unhedged. Our consolidated results depict 49.9% of East Texas unhedged in 2011 and 2010 corresponding with DCP Midstream, LLC’s ownership interest in East Texas.

(d)	Operating revenues include the impact of commodity derivative activity.

(e)	Includes the effect of the acquisition of the NGL commodity derivative hedge instruments associated with the Southeast Texas storage business, the Eagle Ford system and the Goliad plant acquired from DCP Midstream, LLC in March, November and December 2012, respectively.

(f)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “How We Evaluate Our Operations” above.

(g)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson Pipeline Company, or Jackson, Discovery, and the Eagle Ford system.

For periods prior to July 30, 2010, includes our 50% share of the throughput volumes for Black Lake.

(h)	Earnings from unconsolidated affiliates include our proportionate earnings of Discovery, the Mont Belvieu fractionators, Crosspoint, and the Eagle Ford system, which includes the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

For periods prior to July 30, 2010, includes earnings for Black Lake, which include the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Included in the consolidated results of operations are the noncontrolling interests which represent the third party or affiliate interests in the non-wholly-owned entities that we consolidate, which include East Texas, for the years ended December 31, 2011 and 2010, and Collbran, for the years ended December 31, 2012, 2011 and 2010, among others. Our results of operations reflect 100% of all consolidated assets, including noncontrolling interests.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Total Operating Revenues — Total operating revenues decreased $637.7 million in 2012 compared to 2011 primarily as a result of the following:

•	$375.7 million decrease primarily attributable to lower NGL and natural gas prices;

•

$237.6 million decrease attributable to reduced Wholesale Propane Logistics segment volumes as a result of a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season, and lower propane prices; and

•

$86.5 million decrease primarily due to lower volumes, lower gas storage revenue and the East Texas recovery settlement in 2011, partially offset by our acquisition of the Crossroads system in July 2012.

These decreases were partially offset by:

•

$62.1 million increase related to commodity derivative activity including $83.2 million increase in settled derivatives offset by $21.1 million change in non-cash derivative mark-to-market losses. Included in our derivative activity are an increase in unrealized losses of $38.0 million and an increase in realized gains of $33.0 million from the predecessor’s Southeast Texas storage business.

Gross Margin — Gross margin decreased $6.2 million in 2012 compared to 2011, primarily as a result of the following:

•	$9.4 million decrease for our Wholesale Propane Logistics segment primarily from a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season; and

•

$8.3 million decrease for our Natural Gas Services segment, primarily related to lower commodity prices, decreased volumes and differences in gas quality across certain assets, and the East Texas recovery settlement in 2011, partially offset by increased commodity derivative activity and our acquisition of the Crossroads system in July 2012.

These decreases were partially offset by:

•

$11.5 million increase for our NGL Logistics segment as a result of increased throughput and rates on certain of our pipelines, the completion of the Wattenberg expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 as result of timing of expenditures partially offset by growth.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 33.33% interest in the Eagle Ford system, 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 Fractionator, 12.5% ownership of the Mont Belvieu Enterprise Fractionator, and 50% ownership in CrossPoint, increased in 2012 compared to 2011 primarily as a result of our acquisition of the Mont Belvieu Fractionators in July 2012 and the Eagle Ford system in November 2012. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of our acquisition of the remaining 49.9% of East Texas.

Year Ended December 31, 2011 vs. Year Ended December 31, 2010

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010 primarily as a result of the following:

•	$160.7 million increase primarily as a result of our acquisition of Atlantic Energy, as well as higher propane prices for our Wholesale Propane Logistics segment;

•	$44.4 million increase primarily attributable to higher crude and NGL prices and the East Texas recovery settlement, partially offset by reduced volumes on our Southeast Texas and Pelico systems;

•

$40.1 million increase in transportation, processing and other revenue, which represents our fee-based revenues, primarily as a result of our acquisitions of the Marysville NGL storage facility, the DJ Basin NGL fractionators and an additional 50% interest in Black Lake, and the Wattenberg capital expansion project; and

•

$4.8 million increase related to commodity derivative activity. This includes an increase of $54.2 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $49.4 million.

Gross Margin — Gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•

$38.8 million increase for our Natural Gas Services segment primarily as a result of higher crude oil and NGL prices, commodity derivative activities, the East Texas recovery settlement, and increased volumes and NGL production across certain assets, partially offset by decreased margins in our Southeast Texas storage business, planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset;

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

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010, primarily as a result of a full year of depreciation related to the Raywood processing plant and Liberty gathering system acquired in June 2010, and our acquisitions of the Marysville NGL storage facility, an additional 50% interest in Black Lake, the DJ Basin NGL fractionators, Atlantic Energy, and the Wattenberg capital expansion project.

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

Other income — Other income in 2010 related to our reassessment of the fair value of contingent consideration for our acquisition of the Raywood processing plant and Liberty gathering system in June 2010, and an additional 5% interest in Collbran from Delta Petroleum Company, or Delta, in February 2010.

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

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests increased in 2011 compared to 2010 primarily as a result of the East Texas recovery settlement.

Results of Operations — Natural Gas Services Segment

This segment consists of our Northern Louisiana system, the Southern Oklahoma system, a 40% interest in Discovery, our Southeast Texas system, a 75% operating interest in our Colorado system, our Wyoming system, our East Texas system, our Michigan system, and our 33.33% interest in our Eagle Ford system:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
	2012 (a)(b)(c)	2011 (a)(b)(c)	2010 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,068.7	$1,541.3	$1,496.7	$(472.6)	(31)%	$44.6	3%
Transportation, processing and other	121.7	120.2	117.1	1.5	1%	3.1	3%
Gains from commodity derivative activity (d)	52.3	8.9	3.8	43.4	488%	5.1	134%

Total operating revenues	1,242.7	1,670.4	1,617.6	(427.7)	(26)%	52.8	3%
Purchases of natural gas and NGLs	928.7	1,348.1	1,334.1	(419.4)	(31)%	14.0	1%

Segment gross margin (e)	314.0	322.3	283.5	(8.3)	(3)%	38.8	14%
Operating and maintenance expense	(92.4)	(94.7)	(82.0)	(2.3)	(2)%	12.7	15%
Depreciation and amortization expense	(54.7)	(89.5)	(83.5)	(34.8)	(39)%	6.0	7%
Other income (expense)	—	—	2.0	—	—%	(2.0)	(100)%
Earnings from unconsolidated affiliates (g)	17.6	22.7	23.0	(5.1)	(22)%	(0.3)	(1)%

Segment net income	184.5	160.8	143.0	23.7	15%	17.8	12%
Segment net income attributable to noncontrolling interests	(5.0)	(18.8)	(9.2)	(13.8)	(73)%	9.6	104%

Segment net income attributable to partners	$179.5	$142.0	$133.8	$37.5	26%	$8.2	6%

Other data:
Non-cash commodity derivative mark-to-market	19.8	41.8	(8.8)	(22.0)	(53)%	50.6	*
Natural gas throughput (MMcf/d) (f)	1,667	1,415	1,481	252	18%	(66)	(4)%
NGL gross production (Bbls/d) (f)	65,610	53,064	55,845	12,546	24%	(2,781)	(5)%

(a)	Includes the results of the Raywood processing plant and Liberty gathering system since June 29, 2010, the date of acquisition, and the Crossroads processing plant since July 3, 2012, the date of acquisition.

(b)	On January 1, 2011, we acquired an initial 33.33% interest in Southeast Texas for $150.0 million. On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas, and commodity derivative hedge instruments related to the Southeast Texas storage business, for aggregate consideration of $240.0 million, subject to certain working capital and other customary purchase price adjustments. Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements have been adjusted to include the historical results of our 100% interest in Southeast Texas for the years ended December 31, 2012, 2011 and 2010.

(c)	We utilize commodity derivative instruments to provide stability to distributable cash flows for our proportionate ownership in East Texas as well as all other natural gas services assets. We did not utilize commodity derivative instruments for the proportionate interest in East Texas owned by DCP Midstream, LLC prior to our acquisition of the remaining 49.9% interest in January 2012. As such, the portion of East Texas owned by DCP Midstream, LLC in the periods presented in 2011 and 2010 is unhedged. Our consolidated results depict 49.9% of East Texas unhedged in 2011 and 2010 corresponding with DCP Midstream, LLC’s ownership interest in East Texas.

(d)	Includes the effect of the acquisition of the NGL Hedge, contributed by DCP Midstream, LLC in April 2009, and the NGL commodity derivative hedge instruments associated with the Eagle Ford system, including the Goliad plant, acquired from DCP Midstream, LLC in November and December 2012, respectively, and the Southeast Texas storage business acquired from DCP Midstream, LLC in March 2012. The NGL Hedge is a fixed price natural gas liquids derivative by NGL component, which commenced in April 2009 and expired in March 2010.

(e)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “How We Evaluate Our Operations” above.

(f)	Includes our proportionate share of the throughput volumes and NGL production of Collbran, Jackson, Discovery, and the Eagle Ford system.

(g)	Earnings from unconsolidated affiliates include our proportionate earnings of Discovery, Crosspoint, and the Eagle Ford system, which includes the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Total Operating Revenues—Total operating revenues decreased $427.7 million in 2012 compared to 2011 primarily as a result of the following:

•	$241.1 million decrease attributable to the impact of lower commodity prices on our gathering and processing business;

•	$167.1 million decrease primarily attributable to decreased prices for physical sales related to our natural gas storage and pipeline assets, as well as a decrease in volumes;

•	$57.1 million decrease primarily attributable to decreased volumes across certain assets, differences in gas quality and extensive turnaround activity at East Texas; and

•	$5.8 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•

$43.4 million increase related to commodity derivative activity. This includes a change in unrealized commodity derivative activity in 2012 compared to 2011 of $22.2 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $65.6 million. Included in our derivative activity are an increase in unrealized losses of $38.0 million and an increase in realized gains of $33.0 million from the predecessor’s Southeast Texas storage business.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $419.4 million in 2012 compared to 2011 primarily as a result of lower commodity prices and decreased volumes across certain assets, partially offset by our acquisition of the Crossroads system in July 2012.

Segment Gross Margin — Segment gross margin decreased $8.3 million in 2012 compared to 2011, primarily as a result of the following:

•	$39.6 million decrease as a result of lower commodity prices;

•	$6.3 million decrease primarily attributable to decreased volumes and differences in gas quality across certain assets, and extensive turnaround activity at East Texas; and

•	$5.8 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•	$43.4 million increase related to commodity derivative activities as discussed in the Operating Revenues section above.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2012 compared to 2011 primarily as a result of timing of expenditures, partially offset by our acquisition of the Crossroads system in July 2012.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 33.33% interest in the Eagle Ford system, 40% ownership of Discovery and 50% ownership in CrossPoint, decreased in 2012 compared to 2011 primarily as a result of lower commodity prices and reduced throughput volumes on Discovery, partially offset by the acquisition of the Eagle Ford system in November 2012 and the timing of expenditures at Discovery. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of the acquisition of the remaining 49.9% of East Texas.

Natural Gas Throughput — Natural gas transported, processed and/or treated increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas, the Crossroads system, and our 33.33% interest in the Eagle Ford system, partially offset by decreased volumes across certain assets and turnaround at East Texas.

NGL Gross Production — NGL production increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of East Texas, the Crossroads system, and our 33.33% interest in the Eagle Ford system, partially offset by decreased volumes and differences in gas quality across certain assets and turnaround at East Texas.

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

Total Operating Revenues — Total operating revenues increased in 2011 compared to 2010, primarily as a result of the following:

•	$154.4 million increase attributable to higher crude and NGL prices, which impact both sales and purchases;

•

$5.1 million increase related to commodity derivative activity. This includes an increase of $52.9 million in unrealized gains due to movements in forward prices of commodities, offset by an increase in cash settlement losses of $47.8 million; and

•	$6.6 million increase attributable to the East Texas recovery settlement.

These increases were partially offset by:

•

$113.3 million decrease attributable to reduced volumes on our Southeast Texas and Pelico systems, partially offset by increased volumes across certain assets and an increase in transportation, processing and other revenue.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased in 2011 compared to 2010, primarily as a result of increases in commodity prices, partially offset by reduced volumes on our Southeast Texas system, which impact both purchases and sales.

Segment Gross Margin — Segment gross margin increased in 2011 compared to 2010, primarily as a result of the following:

•	$34.3 million increase as a result of higher crude oil and NGL prices;

•	$6.6 million increase attributable to the East Texas recovery settlement; and

•	$5.1 million increase related to commodity derivative activity as discussed in the Operating Revenues section above.

These increases were partially offset by:

•

$7.2 million decrease primarily attributable to decreased margins in our Southeast Texas storage business, planned turnaround activity at East Texas and an extended planned third party outage at our Wyoming asset, partially offset by increased volumes and NGL production across certain assets and changes in contract terms.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2011 compared to 2010 due to planned turnaround activity and environmental remediation at East Texas.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2011 compared to 2010 primarily due to a full year of depreciation related to the Raywood processing plant and Liberty gathering system acquired in June 2010 and completed capital projects.

Other income — Other income in 2010 related to our reassessment of the fair value of contingent consideration for our acquisition of the Raywood processing plant and Liberty gathering system in June 2010, and an additional 5% interest in Collbran from Delta Petroleum Company, or Delta, in February 2010.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, remained relatively constant in 2011 compared to 2010. Commodity derivative activity related to our unconsolidated affiliates is included in segment gross margin.

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

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze, Wattenberg and Black Lake transportation pipelines, our 10% interest in the Texas Express NGL pipeline, our Marysville NGL storage facility, our DJ Basin NGL fractionators and our minority ownership interests in the Mont Belvieu fractionators:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
	2012 (b)(c)	2011 (b)(c)	2010 (c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of NGLs	$—	$4.8	$4.7	$(4.8)	(100)%	$0.1	2%
Transportation, processing and other	63.5	51.8	12.9	11.7	23%	38.9	302%

Total operating revenues	63.5	56.6	17.6	6.9	12%	39.0	222%
Purchases of NGLs	—	4.6	4.7	(4.6)	(100)%	(0.1)	(2)%

Segment gross margin (a)	63.5	52.0	12.9	11.5	22%	39.1	303%
Operating and maintenance expense	(16.1)	(15.9)	(3.7)	0.2	1%	12.2	330%
Depreciation and amortization expense	(6.2)	(8.2)	(2.6)	(2.0)	(24)%	5.6	215%
Step acquisition — equity interest re-measurement gain	—	—	9.1	—	—%	(9.1)	(100)%
Other income	0.5	0.5	—	—	—%	0.5	100%
Earnings from unconsolidated affiliates (d)	11.3	—	0.8	11.3	100%	(0.8)	(100)%

Segment net income attributable to partners	$53.0	$28.4	$16.5	$24.6	87%	$11.9	72%

Operating data:
NGL pipelines throughput (Bbls/d) (c)	78,508	62,555	38,282	15,953	26%	24,273	63%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)	Includes the results of our Marysville NGL storage facility and our DJ Basin NGL fractionators since the dates of acquisition of December 30, 2010 and March 24, 2011, respectively.

(c)	Includes the results of our Wattenberg pipeline and our Black Lake pipeline since the dates of acquisition of January 28, 2010 and July 30, 2010, respectively.

(d)	Includes our share, based on our ownership percentage, of the throughput volumes and earnings of the Mont Belvieu fractionators.

For periods prior to July 30, 2010, includes our 50% share of the throughput volumes and earnings for Black Lake. Black Lake’s earnings included the accretion of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Total Operating Revenues — Total operating revenues increased in 2012 compared to 2011 as result of increased throughput and rates on certain of our pipelines, the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Segment Gross Margin — Segment gross margin increased in 2012 compared to 2011 as result of increased throughput and rates on certain of our pipelines, the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2012 compared to 2011 due to the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by timing of expenditures.

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

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals:

	Year Ended December 31,			Variance 2012 vs. 2011		Variance 2011 vs. 2010
	2012 (b)	2011 (b)	2010 (b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$397.2	$634.6	$473.8	$(237.4)	(37)%	$160.8	34%
Transportation, processing and other	—	0.2	0.3	(0.2)	(100)%	(0.1)	(33)%
Gain (losses) from commodity derivative activity	17.5	(1.2)	(0.9)	18.7	*	(0.3)	(33)%

Total operating revenues	414.7	633.6	473.2	(218.9)	(35)%	160.4	34%
Purchases of propane	373.0	582.5	444.3	(209.5)	(36)%	138.2	31%

Segment gross margin (a)	41.7	51.1	28.9	(9.4)	(18)%	22.2	77%
Operating and maintenance expense	(14.7)	(15.1)	(12.6)	(0.4)	(3)%	2.5	20%
Depreciation and amortization expense	(2.5)	(2.9)	(1.9)	(0.4)	(14)%	1.0	53%
Other income — affiliates	—	—	3.0	—	—%	(3.0)	(100)%

Segment net income attributable to partners	$24.5	$33.1	$17.4	$(8.6)	(26)%	$15.7	90%

Other Data:
Non-cash commodity derivative mark-to-market	1.5	0.3	(1.0)	1.2	400%	1.3	*
Propane sales volume (Bbls/d)	19,111	24,743	22,350	(5,632)	(23)%	2,393	11%

*	Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

(b)	Includes the results of our Chesapeake terminal, acquired July 30, 2010 from Atlantic Energy.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Total Operating Revenues — Total operating revenues decreased $218.9 million in 2012 compared to 2011, primarily as a result of the following:

•

$152.2 million decrease attributable to reduced sales volumes primarily as a result of a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season; and

•	$85.4 million decrease attributable to lower propane prices.

These decreases were partially offset by:

•	$18.7 million increase related to a change in unrealized commodity derivative activity of $1.1 million and a change in realized commodity derivative activity of $17.6 million.

Purchases of Propane — Purchases of propane decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of inventory build resulting from record warm weather last heating season and lower propane prices, partially offset by a non-cash lower of cost or market inventory adjustment of $15.4 million in 2012, offset by a significant recovery through the sale of inventory.

Segment Gross Margin — Segment gross margin decreased in 2012 compared to 2011 primarily from a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season and lower per unit margins. A non-cash lower of cost or market inventory adjustment of $15.4 million was offset by a significant recovery through the sale of inventory and hedging activity.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2012 compared to 2011.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Propane Sales Volume — Propane sales volumes decreased in 2012 compared to 2011 as a result of a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season.

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

Liquidity and Capital Resources

We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our revolving Credit Agreement;

•	borrowings under term loans;

•	issuance of additional common units;

•	debt offerings;

•	guarantees issued by DCP Midstream, LLC, which reduce the amount of collateral we may be required to post with certain counterparties to our commodity derivative instruments; and

•	letters of credit.

We anticipate our more significant uses of resources to include:

•	capital expenditures;

•	quarterly distributions to our unitholders and general partner;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

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

On November 10, 2011, we entered into a senior unsecured revolving credit agreement with capacity of $1.0 billion, which matures on November 10, 2016 (Credit Agreement). The Credit Agreement replaced our Amended and Restated Credit Agreement dated as of June 21, 2007 (the Prior Credit Agreement), which had a total borrowing capacity of $850.0 million. The initial borrowing under the Credit Agreement was used to repay the Partnership’s indebtedness under the Prior Credit Agreement. The Credit Agreement will be used for ongoing working capital requirements and for other general partnership purposes including acquisitions.

As of December 31, 2012, the outstanding balance on the Credit Agreement was $525.0 million resulting in unused revolver capacity of $474.0 million, which was available for general working capital purposes.

Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. As of February 22, 2013, we had approximately $424.0 million of unused capacity under the Credit Agreement.

In November 2012, we issued $500.0 million of 2.50% 5-year Senior Notes due December 1, 2017. We received proceeds of $493.6 million, net of underwriters’ fees, related expenses and unamortized discount.

In November 2012, we entered into a 2-year Term Loan Agreement and borrowed $343.5 million to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. In July 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million to fund the cash portion of the acquisition of the Mont Belvieu fractionators. In November 2012, we repaid both term loans with proceeds from our 2.50% 5-year Senior Notes.

In March 2012, we issued $350.0 million of 4.95% 10-year Senior Notes due April 1, 2022. We received proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discount, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Credit Agreement and our January 3, 2012 Term Loan.

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

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, common units having an aggregate offering amount of up to $150.0 million. As of December 31, 2012, approximately $69.5 million aggregate offering price of our common units remains available for sale pursuant to this equity distribution agreement. During the three months ended December 31, 2012, we issued 254,265 of our common units pursuant to the equity distribution agreement, and received proceeds of $10.0 million, net of commissions and offering costs of $0.7 million. During the year ended December 31, 2012, we issued 1,147,654 of our common units pursuant to the equity distribution agreement, and received proceeds of $47.4 million, net of commissions and offering costs of $1.6 million. During the year ended December 31, 2011, we issued 761,285 of our common units pursuant to this equity distribution agreement, and received proceeds of $30.2 million from the issuance of these common units, net of commissions and offering costs of $1.2 million.

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

In June 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional common units and debt securities. As of February 22, 2013, we have issued no equity securities under this registration statement. Our 2.50% 5-year Senior Notes were issued under this registration statement.

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

In March 2011, we issued 3,596,636 common units at $40.55 per unit. We received proceeds of $139.7 million, net of offering costs.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of February 22, 2013, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25.0 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of February 22, 2013, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had working capital of $75.7 million as of December 31, 2012, compared to a working capital deficit of $26.8 million as of December 31, 2011 as a result of timing of payments for trade payables. Included in these working capital amounts are net derivative working capital assets of $18.4 million and net derivative working capital liabilities of $18.7 million as of December 31, 2012 and December 31, 2011, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of December 31, 2012, we had $1.3 million in cash and cash equivalents. Of this balance, $0.8 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Net cash provided by operating activities	$124.9	$260.8	$162.4
Net cash used in investing activities	$(1,070.5)	$(340.7)	$(345.5)
Net cash provided by financing activities	$939.3	$80.8	$187.7

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

We received net cash for settlement of our commodity derivative instruments of approximately $48.5 million and $34.6 million for the years ended December 31, 2012 and 2011, respectively, and received cash of $14.8 million for the year ended December 31, 2010, approximately $6.2 million of which was associated with rebalancing our portfolio. During the year ended December 31, 2012, we made state tax payments of $0.7 million, and no federal tax payments. During the year ended December 31, 2011, we made federal and state tax payments of $29.3 million and $0.3 million, respectively, related to our acquisition of Marysville and the conversion of the entity’s organizational structure from a corporation to a limited liability company. In addition, we received $3.6 million from DCP Midstream, LLC, related to the sale of surplus equipment, for the year ended December 31, 2010.

We and our predecessors received cash distributions from unconsolidated affiliates of $29.3 million, $25.3 million and $30.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Distributions exceeded earnings by $0.4 million for the year ended December 31, 2012.

Net Cash Used in Investing Activities — Net cash used in investing activities during 2012 was comprised of: (1) acquisition expenditures of $687.4 million, of which $282.2 million is related to our acquisition of

33.33% interest in the Eagle Ford system, $192.5 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, $119.9 million related to our acquisition of the remaining 49.9% interest in East Texas, $63.0 million related to our acquisition of Crossroads, and $29.8 million related to our acquisition of the Mont Belvieu fractionators; (2) capital expenditures of $200.4 million (of which our portion was $185.0 million and the reimbursable projects portion was $15.4 million); and (3) investments in unconsolidated affiliates of $184.0 million; partially offset by (4) a return of investment from unconsolidated affiliate of $1.0 million; and (5) proceeds from sales of assets of $0.3 million.

Net cash used in investing activities during 2011 was comprised of: (1) capital expenditures of $165.7 million (our portion of which was $146.5 million and the noncontrolling interest holders’ portion was $19.2 million), which includes $25.2 million of capital expenditures related to our Eagle Plant construction; (2) acquisition expenditures of $114.3 million, representing the carrying value of the net assets acquired, related to our acquisition of an initial 33.33% interest in Southeast Texas; (3) acquisition expenditures of $29.6 million related to our acquisition of our DJ Basin NGL fractionators, $23.4 million related to our acquisition of Eagle Plant construction work in progress, and a payment of $7.5 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; and (4) investments in unconsolidated affiliates of $7.0 million; partially offset by (5) proceeds from sales of assets of $5.2 million; and (6) a return of investment from unconsolidated affiliates of $1.6 million.

Net cash used in investing activities during 2010 was comprised of: (1) acquisition expenditures of $282.1 million related to our acquisition of Atlantic Energy, the Wattenberg NGL pipeline, Marysville, the Raywood processing plant and Liberty gathering system, and an additional 55% interest in Black Lake; (2) capital expenditures of $75.9 million (our portion of which was $61.1 million and the noncontrolling interest holders’ portion was $14.8 million); and (3) investments in unconsolidated affiliates of $2.3 million; partially offset by (4) net proceeds from sale of available-for-sale securities of $10.1 million; (5) proceeds from sale of assets of $3.5 million; and (6) a return of investment from Discovery of $1.2 million.

Net Cash Provided By Financing Activities — Net cash provided by financing activities during 2012 was comprised of: (1) proceeds from debt of $2,664.8 million, offset by repayments of $1,791.5 million, for net borrowing of debt of $873.3 million; (2) proceeds from the issuance of common units net of offering costs of $445.2 million; and (3) contributions from DCP Midstream, LLC of $10.3 million; partially offset by (4) excess purchase price over acquired net assets of $192.8 million; (5) distributions to our unitholders and general partner of $181.3 million; (6) change in advances to predecessor from DCP Midstream, LLC of $11.5 million; (7) payment of deferred financing costs of $7.7 million; and (8) distributions to noncontrolling interests of $6.2 million.

During 2012, total outstanding indebtedness under our $1.0 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $268.1 million and did not exceed $576.1 million. The weighted-average indebtedness outstanding under the Agreement Facility was $495.8 million, $369.3 million, $321.2 million and $455.0 million for the first, second, third and fourth quarters of 2012, respectively.

We had unused capacity, which is available for commitments under the Credit Agreement, of $731.9 million, $648.9 million, $699.0 million and $474.0 million at the end of the first, second, third and fourth quarters of 2012, respectively.

During 2012, we had the following net movements on our revolving credit facility:

•	$63.0 million borrowing to fund the acquisition of the Crossroads system; and

•	$199.0 million net borrowings for general working capital purposes; partially offset by

•	$234.0 million repayment with proceeds from the issuance of 5,148,500 common units in March 2012.

Net cash provided by financing activities during 2011 was comprised of: (1) proceeds from the issuance of common units, net of offering costs, of $169.7 million; (2) net borrowing of debt of $99.0 million; (3) contributions from noncontrolling interests of $18.3 million; and (4) net change in advances to predecessor from DCP Midstream, LLC of $10.9 million; partially offset by (5) distributions to our unitholders and general partner of $132.4 million; (6) distributions to noncontrolling interests of $44.8 million; (7) excess purchase price over the acquired net assets of Southeast Texas of $35.7 million; and (8) payment of deferred financing costs of $4.2 million.

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

We had unused capacity, which is available for commitments under the Credit Agreement of $423.5 million, $387.9 million, $372.9 million and $501.9 million at the end of the first, second, third and fourth quarters of 2011, respectively.

During 2011, we had the following net movements on our revolving credit facility:

•	$150.0 million borrowing to fund the acquisition of our initial 33.33% interest in Southeast Texas;

•	$30.0 million borrowing to fund the purchase of the DJ Basin NGL fractionators;

•	$29.6 million borrowing to fund the Marysville tax payment;

•	$23.4 million borrowing to fund the purchase of certain tangible assets and land located in the Eagle Ford Shale; and

•	$5.7 million net borrowings; partially offset by

•	$139.7 million repayment financed by the issue of 3,596,636 common units in March 2011.

Net cash provided by financing activities during 2010 was comprised of: (1) borrowings of $868.2 million; (2) proceeds from the issuance of common units net of offering costs of $189.3 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $82.3 million; (4) contributions from noncontrolling interests of $13.8 million; and (5) contributions from DCP Midstream, LLC of $0.6 million; partially offset by (6) repayments of debt of $833.4 million; (7) distributions to our unitholders and general partner of $101.9 million; (8) distributions to noncontrolling interests of $25.6 million; (9) purchase of additional interest in a subsidiary of $3.5 million; and (10) payment of deferred financing costs of $2.1 million.

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

We had unused capacity, which is available commitments under the Prior Credit Agreement of $209.3 million, $234.6 million, $486.5 million and $419.9 million at the end of the first, second, third and fourth quarters of 2010, respectively.

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

During 2010, we had a repayment of $10.0 million on our term loan under the Prior Credit Agreement and released $10.0 million of restricted investments which were required as collateral for the facility.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statement and Supplementary Data.”

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $25.0 million and $30.0 million, and approved expenditures for expansion capital of approximately $400.0 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline, Discovery’s Keathley Canyon, and the Goliad plant within the Eagle Ford system, which are shown as investments in unconsolidated affiliates, construction of the Eagle plant, expansion and upgrades to our Southeast Texas complex, and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities.

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)			(Millions)
Our portion	$17.5	$167.5	$185.0	$12.9	$133.6	$146.5
Noncontrolling interest portion and reimbursable projects (a)	6.0	9.4	15.4	5.5	13.7	19.2

Total	$23.5	$176.9	$200.4	$18.4	$147.3	$165.7

	Year Ended December 31, 2010
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$6.9	$54.2	$61.1
Noncontrolling interest portion and reimbursable projects (a)	6.4	8.4	14.8

Total	$13.3	$62.6	$75.9

(a)	In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $184.0 million, $7.0 million and $2.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Capital expenditures increased in 2012 compared to 2011 primarily as a result of construction of our Eagle Plant and acquisition integration costs.

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

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units and the issuance of long-term debt. If these sources are not sufficient, we will reduce our discretionary spending.

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner, including payment to our general partner related to our incentive distribution rights, of $181.3 million, $132.4 million and $101.9 million during 2012, 2011 and 2010, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement —On November 10, 2011, we entered a senior unsecured revolving credit agreement with capacity of $1.0 billion, which matures on November 10, 2016 (Credit Agreement). The Credit Agreement replaced our Amended and Restated Credit Agreement dated as of June 21, 2007 (the Prior Credit Agreement), which had a total borrowing capacity of $850.0 million. As of December 31, 2012, the outstanding balance on the Credit Agreement was $525.0 million resulting in unused capacity of $474.0 million, which was available for general working capital purposes.

Our obligations under the Credit Agreement are unsecured. The unused portion of the Credit Agreement may be used for letters of credit up to a maximum of $500.0 million of outstanding letters of credit. At December 31, 2012 and 2011, we had outstanding letters of credit issued under the Credit Agreement and Prior Credit Agreement of $1.0 million and $1.1 million, respectively.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.25% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.25% based on our current credit rating. The revolving credit facility incurs an annual facility fee of 0.25% based on our current credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

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

Description of Debt Securities — On November 27, 2012, we issued $500.0 million of our 2.50% 5-year Senior Notes due December 1, 2017. We received net proceeds of $493.6 million, net of underwriters’ fees, related expenses and unamortized discounts of $6.4 million, which net proceeds were used to repay our then-outstanding term loans. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, commencing June 1, 2013. The notes will mature on December 1, 2017, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On March 13, 2012, we issued $350.0 million of our 4.95% 10-year Senior Notes due April 1, 2022. We received net proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discounts of $4.2 million, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On September 30, 2010, we issued $250.0 million of our 3.25% Senior Notes due October 1, 2015. We received net proceeds of $247.7 million, net of underwriters’ fees, related expense and unamortized discounts of $2.3 million, which we used to repay funds borrowed under the revolver portion of our Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expense are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

The notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Agreement. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Description of Term Loan Agreements — On November 2, 2012, we borrowed $343.5 million on a 2-year Term Loan Agreement (the $343.5 million Term Loan) to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. On July 2, 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million (the $140 million Term Loan) to fund the cash portion of the acquisition of the Mont Belvieu fractionators. In November 2012, we repaid both the term loans with proceeds from our 2.50% 5-year Senior Notes.

On January 3, 2012, we entered into a 2-year Term Loan Agreement and borrowed $135.0 million which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations — A summary of our total contractual cash obligations as of December 31, 2012, is as follows:

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and Thereafter
	(Millions)
Long-term debt (a)	$1,886.2	$44.5	$329.1	$1,084.6	$428.0
Operating lease obligations (b)	24.3	10.8	9.1	3.5	0.9
Purchase obligations (c)	222.5	114.5	63.1	44.9	—
Other long-term liabilities (d)	17.9	—	0.5	0.2	17.2

Total	$2,150.9	$169.8	$401.8	$1,133.2	$446.1

(a)

Includes interest payments on debt that has been swapped to a fixed-rate obligation and on debt securities that have been issued. These interest payments are $44.5 million, $79.1 million, $59.6 million, and $78.0 million for 2013, 2014-2015, 2016-2017, and 2018 and thereafter, respectively. Interest payments on debt that has not been swapped to a fixed-rate obligation are not included as these payments are based on floating interest rates and we cannot determine with accuracy the periodic repayment dates or the amounts of the interest payments.

(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include firm transportation arrangements and natural gas storage for our Pelico system. The firm transportation arrangements supply off-system natural gas to Pelico and the natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.

(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of December 31, 2012. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)	Other long-term liabilities include $16.9 million of asset retirement obligations and $1.0 million of environmental reserves recognized in the consolidated balance sheet at December 31, 2012.

Off-Balance Sheet Arrangements

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Inventories
Inventories, which consist of NGLs and natural gas, are recorded at the lower of weighted-average cost or market value.	Judgment is required in determining the market value of inventory, as the geographic location impacts market prices, and quoted market prices may not be available for the particular location of our inventory.	If the market value of our inventory is lower than the cost, we may be exposed to losses that could be material. If commodity prices were to decrease by 10% below our December 31, 2012 weighted-average cost, our net income would be affected by approximately $7.5 million.

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when allocating the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We completed our impairment testing of goodwill using the methodology described herein, and determined there was no impairment. We primarily use a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. For certain reporting units, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than the carrying value. We have not recorded any impairment charges on goodwill during the year ended December 31, 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.	Our impairment analyses may require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. These techniques are also used when allocating the purchase price to acquired assets and liabilities.	Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2012. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. We assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.	Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2012. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the contractual settlement period impacts earnings. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and the expected relationship with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2012 would have affected net income by approximately $9.0 million based on our net derivative position for the year ended December 31, 2012.

Accounting for Equity-Based Compensation
Our long-term incentive plan permits for the grant of restricted units, phantom units, unit options and substitute awards. Equity-based compensation expense is recognized over the vesting period or service period of the related awards. We estimate the fair value of each award, and the number of awards that will ultimately vest, at the end of each period.	Estimating the fair value of each award, the number of awards that will ultimately vest, and the forfeiture rate requires management to apply judgment to estimate the tenure of our employees and the achievement of certain performance targets over the performance period.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in compensation expense.

Accounting for Asset Retirement Obligations
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate, and increases due to the passage of time based on the time value of money until the obligation is settled.	Estimating the fair value of asset retirement obligations requires management to apply judgment to evaluate the necessary retirement activities, estimate the costs to perform those activities, including the timing and duration of potential future retirement activities, and estimate the risk free interest rate. When making these assumptions, we consider a number of factors, including historical retirement costs, the location and complexity of the asset and general economic conditions.	If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2012 would have no impact on our net income.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Risk Management Policy

We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. Our Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of counterparty credit risk and commodity price risk, including monitoring exposure limits.

See Note 11, Risk Management and Hedging Activities, of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the accounting for derivative contracts.

Credit Risk

Our principal customers in the Natural Gas Services segment are large, natural gas marketers and industrial end-users. In the NGL Logistics Segment, our principal customers include an affiliate of DCP Midstream, LLC, producers and marketing companies. Our principal customers in the Wholesale Propane Logistics segment are primarily propane distributors. Substantially all of our natural gas, propane and NGL sales are made at market-based prices. This concentration of credit risk may affect our overall credit risk, as these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis. We operate under DCP Midstream, LLC’s corporate credit policy. DCP Midstream, LLC’s corporate credit policy, as well as the standard terms and conditions of our agreements, prescribe the use of financial responsibility and reasonable grounds for adequate assurances. These provisions allow our credit department to request that a counterparty remedy credit limit violations by posting cash or letters of credit for exposure in excess of an established credit line. The credit line represents an open credit limit, determined in accordance with DCP Midstream, LLC’s credit policy. Our standard agreements also provide that the inability of a counterparty to post collateral is sufficient cause to terminate a contract and liquidate all positions. The adequate assurance provisions also allow us to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment to us in a satisfactory form.

Interest Rate Risk

Interest rates on future credit agreement draws and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.

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

At December 31, 2012, we had interest rate swap agreements extending through June 2014 totaling $150.0 million, which are designated as cash flow hedges. Based on our current operations, we believe our interest rate swap agreements mitigate a portion of our interest rate risk associated with our variable-rate debt.

At December 31, 2011, we had interest rate swap agreements totaling $450.0 million, of which we had designated $425.0 million as cash flow hedges and account for the remaining $25.0 million under the mark-to-market method of accounting. As we generally expect to have variable-rate debt levels equal to or exceeding our swap positions during their term, the entire $450.0 million of these arrangements mitigated our interest rate risk through June 2012, with $150.0 million extending from June 2012 through June 2014.

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

At December 31, 2012, the effective weighted-average interest rate on our outstanding debt was 3.10%, taking into account our interest rate swap agreements totaling $150.0 million.

Based on the annualized unhedged borrowings under our Credit Agreement of $375.0 million as of December 31, 2012, a 0.5% movement in the base rate or LIBOR rate would result in an approximately $1.9 million annualized increase or decrease in interest expense.

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

Commodity Cash Flow Protection Activities—We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various fixed price swaps and collar arrangements to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.

We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges from 2012 through 2015 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.

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

We use the mark-to-market method of accounting for all commodity cash flow protection activities, which has significantly increased the volatility of our results of operations as we recognize, in current earnings, all non-cash gains and losses from the mark-to-market on derivative activity.

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of February 22, 2013:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
January 2013 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu

January 2013 — December 2014	Natural Gas	(1,000) MMBtu/d	Texas Gas Transmission Price (b)	$4.87/MMBtu

January 2013 — December 2013	Natural Gas	(9,185) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu

January 2014 — December 2014	Natural Gas	(8,401) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu

January 2015 — December 2015	Natural Gas	(9,244) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu

January 2013 — December 2013	Natural Gas	(2,467) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu

January 2014 — December 2014	Natural Gas	(3,511) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu

January 2015 — December 2015	Natural Gas	(4,803) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu

January 2013 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

January 2013 — December 2013	NGL’s	(6,367) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal

January 2014 — December 2014	NGL’s	(7,082) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal

January 2015 — March 2015	NGL’s	(8,125) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal

April 2015 — December 2015	NGL’s	(6,400) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-1.89/Gal

January 2013 — December 2013	Crude Oil	(2,351) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60- $99.85/Bbl

January 2014 — December 2014	Crude Oil	(1,601) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90- $96.08/Bbl

January 2015 — December 2015	Crude Oil	(1,101) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00- $100.04/Bbl

January 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The Inside FERC monthly published index price for Henry Hub.

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range
January 2013 — December 2013	Crude Oil	400 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.

(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

Our sensitivities for 2013 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2013, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize crude oil and NGL derivatives to mitigate a portion of our commodity price exposure for NGLs, and show our sensitivity to changes in the relationship between the pricing of NGLs and crude oil. For fixed price natural gas and crude oil, the sensitivities are associated with our unhedged volumes. For our NGL to crude oil price relationship, the sensitivity is associated with both hedged and unhedged equity volumes.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$0.2
Crude oil prices (a)	$1.00	Barrel	$0.5
NGL to crude oil price relationship (b)	1 percentage point change	Barrel	$2.0

(a)	Assuming 45% NGL to crude oil price relationship. At crude oil prices outside of our collar range of approximately $80.00 to $97.40, this sensitivity decreases by $0.1 million.

(b)	Assuming 45% NGL to crude oil price relationship and $90.00 /Bbl crude oil price. Generally, this sensitivity changes by $0.2 million for each $10.00/Bbl change in the price of crude oil. As crude oil prices increase from $90.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $90.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

We estimate the following non-cash sensitivities in 2013 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to-Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$0.9
Crude oil prices	$1.00	Barrel	$2.0
NGL prices	$0.01	Gallon	$3.1

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

Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges in 2012 through 2015 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.

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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our natural gas storage operations, as of December 31, 2012:

Inventory

Period	Commodity	Notional Volume - Long Positions	Fair Value	Weighted Average Price
			(millions)
December 31, 2012	Natural Gas	6,160,653 MMBtu’s	$19.9	$3.23/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value	Price Range
			(millions)
January 2013-November 2013	Natural Gas	(40,475,000) MMBtu’s	$4.8	$3.19-$3.94/MMBtu
January 2013-November 2013	Natural Gas	33,367,500 MMBtu’s	$(5.0)	$3.20-$3.90/MMBtu

Our wholesale propane logistics business is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. Occasionally, we may enter into fixed price sales agreements in the event that a propane distributor desires to purchase propane from us on a fixed price basis. We manage this risk with both physical and financial transactions, sometimes using non-trading derivative instruments, which generally allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may on occasion use financial derivatives to manage the value of our propane inventories.

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

	Fair Value of Contracts as of December 31, 2012
Sources of Fair Value	Total	Maturity in 2013	Maturity in 2014-2015	Maturity in 2016-2017	Maturity in 2018 and Thereafter
	(Millions)
Prices supported by quoted market prices and other external sources	$(23.8)	$(21.4)	$(4.8)	$2.4	$—
Prices based on models or other valuation techniques	$104.3	$39.8	$64.5	$—	$—

Total	$80.5	$18.4	$59.7	$2.4	$—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream GP, LLC

Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Company which is accounted for by the use of the equity method. The Company’s equity in Discovery’s net assets of $252,999,000 and $139,512,000 at December 31, 2012 and 2011, respectively, and in Discovery’s net income of $12,091,000, $20,323,000, and $20,570,000 for the years ended December 31, 2012, 2011, and 2010, respectively, are included in the accompanying consolidated financial statements. Discovery’s financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements give retrospective effect for the Company’s acquisition of the 100% ownership interest in DCP Southeast Texas Holdings, GP, of which 33.33% and 66.67% was acquired on January 1, 2011 and March 30, 2012, respectively, from DCP Midstream, LLC, as a combination of entities under common control, which has been accounted for in a manner similar to a pooling of interests, as described in Note 1 to the consolidated financial statements.

Also as described in Note 1 to the consolidated financial statements, the portion of the accompanying consolidated financial statements for the three years in the period ended December 31, 2012 attributable to DCP Southeast Texas Holdings, GP has been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if DCP Southeast Texas Holdings, GP had been operated as an unaffiliated entity. Portions of certain expenses represent allocations made from, and are applicable to, DCP Midstream, LLC as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 27, 2013

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1.3	$7.6
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0.3 million and $0.3 million, respectively	95.0	108.6
Affiliates	86.3	106.2
Inventories	74.7	87.9
Unrealized gains on derivative instruments	49.4	41.2
Other	2.4	2.2

Total current assets	309.1	353.7
Property, plant and equipment, net	1,727.4	1,499.4
Goodwill	153.8	153.8
Intangible assets, net	136.9	145.3
Investments in unconsolidated affiliates	558.0	107.1
Unrealized gains on derivative instruments	69.8	6.4
Other long-term assets	17.0	11.7

Total assets	$2,972.0	$2,277.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$112.6	$231.7
Affiliates	33.7	46.8
Unrealized losses on derivative instruments	31.0	59.9
Capital spending accrual	17.3	10.5
Other	38.8	31.6

Total current liabilities	233.4	380.5
Long-term debt	1,620.3	746.8
Unrealized losses on derivative instruments	7.7	32.8
Other long-term liabilities	27.4	19.0

Total liabilities	1,888.8	1,179.1

Commitments and contingent liabilities:
Equity:
Predecessor equity	—	257.4
Common unitholders (61,346,058 and 44,848,703 units issued and outstanding, respectively)	1,062.8	654.4
General partner	(0.3)	(4.7)
Accumulated other comprehensive loss	(14.7)	(21.2)

Total partners’ equity	1,047.8	885.9
Noncontrolling interests	35.4	212.4

Total equity	1,083.2	1,098.3

Total liabilities and equity	$2,972.0	$2,277.4

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$735.0	$1,067.6	$1,050.9
Sales of natural gas, propane, NGLs and condensate to affiliates	730.9	1,110.9	924.2
Transportation, processing and other	147.1	138.8	108.1
Transportation, processing and other to affiliates	37.9	33.4	22.2
Gains from commodity derivative activity, net	17.2	6.8	5.3
Gains (losses) from commodity derivative activity, net — affiliates	52.6	0.9	(2.3)

Total operating revenues	1,720.7	2,358.4	2,108.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,050.3	1,485.8	1,504.9
Purchases of natural gas, propane and NGLs from affiliates	251.2	447.2	278.2
Operating and maintenance expense	123.2	125.7	98.3
Depreciation and amortization expense	63.4	100.6	88.1
General and administrative expense	16.2	18.9	14.3
General and administrative expense — affiliates	29.6	29.4	31.5
Step acquisition — equity interest re-measurement gain	—	—	(9.1)
Other income	(0.5)	(0.5)	(2.0)
Other income — affiliates	—	—	(3.0)

Total operating costs and expenses	1,533.4	2,207.1	2,001.2

Operating income	187.3	151.3	107.2
Interest expense	(42.2)	(33.9)	(29.1)
Earnings from unconsolidated affiliates	28.9	22.7	23.8

Income before income taxes	174.0	140.1	101.9
Income tax expense	(1.0)	(0.5)	(1.5)

Net income	173.0	139.6	100.4
Net income attributable to noncontrolling interests	(5.0)	(18.8)	(9.2)

Net income attributable to partners	168.0	120.8	91.2
Net income attributable to predecessor operations	(2.6)	(20.4)	(43.2)
General partner’s interest in net income	(41.2)	(25.2)	(16.9)

Net income allocable to limited partners	$124.2	$75.2	$31.1

Net income per limited partner unit — basic	$2.28	$1.73	$0.86

Net income per limited partner unit — diluted	$2.28	$1.72	$0.86

Weighted-average limited partner units outstanding — basic	54.5	43.5	36.1
Weighted-average limited partner units outstanding — diluted	54.5	43.6	36.1

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Net income	$173.0	$139.6	$100.4

Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	10.6	20.7	22.9
Net unrealized gains (losses) on cash flow hedges	0.1	(13.3)	(18.7)
Net unrealized losses on cash flow hedges — predecessor operations	(0.6)	(1.8)	—

Total other comprehensive income	10.1	5.6	4.2

Total comprehensive income	183.1	145.2	104.6
Total comprehensive income attributable to noncontrolling interests	(5.0)	(18.8)	(9.2)

Total comprehensive income attributable to partners	$178.1	$126.4	$95.4

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$257.4	$654.4	$(4.7)	$(21.2)	$212.4	$1,098.3
Net income	2.6	124.2	41.2	—	5.0	173.0
Other comprehensive income (loss)	(0.6)	—	—	10.7	—	10.1
Net change in advances to predecessor from DCP Midstream, LLC	(11.5)	—	—	—	—	(11.5)
Acquisition of additional 66.67% interest in Southeast Texas and NGL Hedge	(247.9)	39.5	—	—	—	(208.4)
Acquisition of additional 49.9% interest in East Texas	—	—	—	—	(175.8)	(175.8)
Issuance of units for Southeast Texas	—	48.0	—	—	—	48.0
Issuance of units for East Texas	—	33.0	—	—	—	33.0
Issuance of units for Mont Belvieu fractionators	—	60.0	—	—	—	60.0
Issuance of units for 33.33% interest in the Eagle Ford system	—	87.7	—	—	—	87.7
Deficit purchase price under carrying value of acquired net assets for Southeast Texas and East Texas	—	35.8	—	(4.2)	—	31.6
Excess purchase price over carrying value of acquired investments in Mont Belvieu fractionators	—	(174.8)	—	—	—	(174.8)
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL Hedge	—	(156.4)	—	—	—	(156.4)
Excess purchase price over carrying value of acquired net assets by unconsolidated affiliates for Goliad and NGL Hedge	—	(9.3)	—	—	—	(9.3)
Issuance of 11,285,956 common units	—	455.0	—	—	—	455.0
Equity-based compensation	—	(0.4)	—	—	—	(0.4)
Distributions to common unitholders and general partner	—	(144.5)	(36.8)	—	—	(181.3)
Distributions to noncontrolling interests	—	—	—	—	(6.2)	(6.2)
Contributions from DCP Midstream, LLC	—	10.6	—	—	—	10.6

Balance, December 31, 2012	$—	$1,062.8	$(0.3)	$(14.7)	$35.4	$1,083.2

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY — (Continued)

	Partner’s Equity
	Predecessor Equity	Common Unitholders	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2010	$212.3	$415.5	$(5.9)	$(31.9)	$227.7	$817.7
Net income	43.2	32.2	15.8	—	9.2	100.4
Other comprehensive income	—	—	—	4.2	—	4.2
Net change in advances to predecessor from DCP Midstream, LLC	82.3	—	—	—	—	82.3
Purchase of additional interest in a subsidiary	—	1.0	—	—	(5.5)	(4.5)
Issuance of 5,870,200 common units	—	189.1	—	—	—	189.1
Equity based compensation	—	0.2	—	—	—	0.2
Distributions to common unitholders and general partner	—	(85.6)	(16.3)	—	—	(101.9)
Distributions to noncontrolling interests	—	—	—	—	(25.6)	(25.6)
Contributions from DCP Midstream, LLC	—	0.6	—	—	—	0.6
Contributions from noncontrolling interests	—	—	—	—	14.3	14.3
Excess purchase price over carrying value of acquired investment of 5% interest in Black Lake	—	(0.8)	—	—	—	(0.8)

Balance, December 31, 2010	$337.8	$552.2	$(6.4)	$(27.7)	$220.1	$1,076.0
Net income	20.4	75.2	25.2	—	18.8	139.6
Other comprehensive income (loss)	(1.8)	—	—	7.4	—	5.6
Net change in advances to predecessor from DCP Midstream, LLC	15.3	—	—	—	—	15.3
Acquisition of Southeast Texas	(114.3)	—	—	—	—	(114.3)
Excess purchase price over acquired assets	—	(34.8)	—	(0.9)	—	(35.7)
Issuance of 4,357,921 common units	—	169.9	—	—	—	169.9
Equity-based compensation	—	3.4	—	—	—	3.4
Distributions to DCP Midstream, LLC	—	(2.6)	—	—	—	(2.6)
Distributions to common unitholders and general partner	—	(108.9)	(23.5)	—	—	(132.4)
Distributions to noncontrolling interests	—	—	—	—	(44.8)	(44.8)
Contributions from noncontrolling interests	—	—	—	—	18.3	18.3

Balance, December 31, 2011	$257.4	$654.4	$(4.7)	$(21.2)	$212.4	$1,098.3

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Millions)
OPERATING ACTIVITIES:
Net income	$173.0	$139.6	$100.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63.4	100.6	88.1
Earnings from unconsolidated affiliates	(28.9)	(22.7)	(23.8)
Distributions from unconsolidated affiliates	29.3	25.3	30.0
Step acquisition – equity interest re-measurement gain	—	—	(9.1)
Net unrealized (gains) losses on derivative instruments	(21.3)	(39.9)	8.4
Deferred income taxes, net	—	(29.2)	(0.1)
Other, net	2.8	4.2	(0.8)
Change in operating assets and liabilities which (used) provided cash, net of effects of acquisitions:
Accounts receivable	29.9	31.5	(48.2)
Inventories	13.3	(14.3)	1.3
Accounts payable	(133.3)	63.5	9.9
Accrued interest	5.4	—	1.8
Other current assets and liabilities	(6.6)	5.6	3.0
Other long-term assets and liabilities	(2.1)	(3.4)	1.5

Net cash provided by operating activities	124.9	260.8	162.4

INVESTING ACTIVITIES:
Capital expenditures	(200.4)	(165.7)	(75.9)
Acquisitions, net of cash acquired	(375.4)	(60.5)	(282.1)
Acquisition of unconsolidated affiliates and NGL Hedges	(312.0)	(114.3)	—
Investments in unconsolidated affiliates	(184.0)	(7.0)	(2.3)
Return of investment from unconsolidated affiliates	1.0	1.6	1.2
Proceeds from sales of assets	0.3	5.2	3.5
Proceeds from sales of available-for-sale securities	—	—	10.1

Net cash used in investing activities	(1,070.5)	(340.7)	(345.5)

FINANCING ACTIVITIES:
Proceeds from debt	2,664.8	1,524.0	868.2
Payments of debt	(1,791.5)	(1,425.0)	(833.4)
Payment of deferred financing costs	(7.7)	(4.2)	(2.1)
Proceeds from issuance of common units, net of offering costs	455.2	169.7	189.3
Excess purchase price over acquired unconsolidated affiliates and NGL Hedges	(192.8)	(35.7)	—
Net change in advances to predecessor from DCP Midstream, LLC	(11.5)	10.9	82.3
Distributions to common unitholders and general partner	(181.3)	(132.4)	(101.9)
Distributions to noncontrolling interests	(6.2)	(44.8)	(25.6)
Contributions from noncontrolling interests	—	—	13.8
Contributions from DCP Midstream, LLC	10.3	18.3	0.6
Purchase of additional interest in a subsidiary	—	—	(3.5)

Net cash provided by financing activities	939.3	80.8	187.7

Net change in cash and cash equivalents	(6.3)	0.9	4.6
Cash and cash equivalents, beginning of year	7.6	6.7	2.1

Cash and cash equivalents, end of year	$1.3	$7.6	$6.7

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.	Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we or our, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and condensate; and transporting, storing and selling propane in wholesale markets.

We are a Delaware limited partnership that was formed in August 2005. We completed our initial public offering on December 7, 2005. Our partnership includes: our natural gas services segment (which includes our Northern Louisiana system; our Southern Oklahoma system; our 40% interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system; our East Texas system (of which the remaining 49.9% was acquired in January 2012, and also includes the Crossroads system acquired in July 2012); our Michigan system; our Southeast Texas system (of which 33.33% and 66.67% were acquired in January 2011 and March 2012, respectively); our 33.33% interest in the Eagle Ford system (acquired in November 2012) and our wholly owned Eagle Plant, our NGL logistics segment (which includes the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, our 10% interest in the Texas Express intrastate NGL pipeline, the NGL storage facility in Michigan, the DJ Basin NGL fractionators and our minority ownership interests in the Mont Belvieu fractionators acquired in July 2012), and our wholesale propane logistics segment.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Spectra Energy Corp, or Spectra Energy, and 50% by Phillips 66. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 28% of us.

The consolidated financial statements include the accounts of the Partnership and all majority-owned subsidiaries where we have the ability to exercise control. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. All intercompany balances and transactions have been eliminated.

Our predecessor operations consist of our initial 33.33% interest in Southeast Texas, which we acquired from DCP Midstream, LLC in January 2011, and the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to this transaction, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. In addition, the results of operations for acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. For certain reporting units, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than the carrying value.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Accounting for Risk Management Activities and Financial Instruments — Non-trading energy commodity derivatives are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales. The remaining non-trading derivatives, which are related to asset-based activities for which the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses in derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

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

The fair value of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. The effective portion of the change in fair value of a derivative designated as a cash flow hedge is recorded in partners’ equity in accumulated other comprehensive income, or AOCI, and the ineffective portion is recorded in the consolidated statements of operations. During the period in which the hedged transaction impacts earnings, amounts in AOCI associated with the hedged transaction are reclassified to the consolidated statements of operations in the same accounts as

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

the item being hedged. Hedge accounting is discontinued prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is probable that the hedged transaction will not occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. The derivative continues to be carried on the consolidated balance sheets at its fair value; however, subsequent changes in its fair value are recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the hedged transaction impacts earnings, unless it is probable that the hedged transaction will not occur, in which case, the gains and losses that were previously deferred in AOCI will be immediately recognized in current period earnings.

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

Revenue Recognition — We generate the majority of our revenues from gathering, compressing, treating, processing, transporting, storing and selling of natural gas, and producing, fractionating, transporting, storing and selling NGLs. Once natural gas is produced from wells, producers then seek to deliver the natural gas and its components to end-use markets. We realize revenues either by selling the residue natural gas and NGLs, or by receiving fees.

We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•

Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas; and storing and transporting NGLs. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

•

Propane sales arrangements — Under propane sales arrangements, we generally purchase propane from natural gas processing plants and fractionation facilities, and crude oil refineries. We sell propane on a wholesale basis to propane distributors, who in turn resell to their customers. Our sales of propane are not contingent upon the resale of propane by propane distributors to their customers.

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

Significant Customers — There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2012, 2011 and 2010. There was one third party customer that accounted for approximately 20% of revenues of the Wholesale Propane Logistics segment for the year ended December 31, 2012, and approximately 17% of total operating revenues for the years ended December 31, 2011 and 2010, respectively. We also had significant transactions with affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Environmental Expenditures — Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities as of December 31, 2012 and 2011, included in the consolidated balance sheets as other current liabilities amounted to $0.8 million and $0.8 million, respectively, and as other long-term liabilities amounted to $1.0 million and $1.2 million, respectively.

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

Net Income or Loss per Limited Partner Unit — Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.

Capitalized Interest — We capitalize interest during construction on major projects. Interest is calculated on the monthly outstanding capital balance and ceases in the month that the asset is placed into service. We also capitalize interest on our equity method investments which are devoting substantially all efforts to establishing a new business and have not yet begun planned principal operations. Capitalization ceases when the investee commences planned principal operations. The rates used to calculate capitalized interest are the weighted-average cost of debt, including the impact of interest rate swaps.

3.	Acquisitions

On November 2, 2012, we acquired a 33.33% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and a $43.2 million fixed price commodity derivative hedge (also referred to as the NGL Hedge) for a three-year period for aggregate consideration of $438.3 million, less customary working capital and other purchase price adjustments of $7.1 million. $343.5 million of the consideration was financed with a 2-year Term Loan Agreement and $87.7 million was financed by the issuance at closing of an aggregate 1,912,663 of our common units to DCP Midstream, LLC. The $156.4 million excess purchase price over the

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

carrying value of the acquired investment was recorded as a decrease in common unitholders’ equity. The Eagle Ford system acquisition represents a transaction between entities under common control, but does not represent a change in reporting entity. Accordingly, we have included the results of our 33.33% interest in the Eagle Ford system prospectively from the date of acquisition. Our interest in the Eagle Ford system is accounted for as an unconsolidated affiliate using the equity method and is included in our Natural Gas Services segment. On December 5, 2012, DCP SC Texas GP announced the construction of the Goliad Plant, a cryogenic plant that will serve the Eagle Ford shale. The Goliad plant will have gas processing capacity of 200 MMcf/d and will be part of the Eagle Ford system. The Goliad plant will be constructed and funded by the Eagle Ford system. We contributed $19.1 million to the Eagle Ford system for our 33.33% interest in the project, which included working capital and construction work in process, plus an incremental payment of $16.7 million. DCP Midstream, LLC also provided a $7.3 million two-year direct commodity price hedge (also referred to as the NGL Hedge) for our 33.33% interest in the project. The excess purchase price over the carrying value of the acquired net assets by the Eagle Ford system of $9.3 million was recorded as a decrease in common unitholders’ equity. Our total investment will be approximately $97.0 million, which includes the new Goliad Plant, a gathering system feeding the plant and ancillary support facilities including compression, liquids handling and residue pipeline interconnect facilities. The Goliad plant is expected to be completed in the first quarter of 2014.

On July 3, 2012, we acquired the Crossroads processing plant and associated gathering system from Penn Virginia Resource Partners, L.P. for $63.0 million. The acquisition was financed at closing with borrowings under our revolving credit facility. The Crossroads system, located in the southeastern portion of Harrison County in East Texas, includes approximately 8 miles of gas gathering pipeline, an 80 MMcf/d cryogenic processing plant, approximately 20 miles of NGL pipeline and a 50% ownership interest in an approximately 11-mile residue gas pipeline, or CrossPoint Pipeline, LLC, which we have accounted for as an unconsolidated affiliate using the equity method. The Crossroads system is a part of our East Texas system, which is included in our Natural Gas Services segment.

We have accounted for the Crossroads business combination based on estimates of the fair value of assets acquired and liabilities assumed, including: property, plant and equipment; the equity investment in CrossPoint Pipeline, LLC; a liability for a firm transportation agreement which expires in 2015; and a gas purchase agreement under which a portion of those firm transportation payments are recoverable. Expected cash payments and receipts have been recorded at their estimated fair value and are included in other current liabilities, other long-term liabilities, and accounts receivable as of the acquisition date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values as additional information relative to the fair value of assets and liabilities becomes available. The values assigned to the assets acquired and liabilities assumed may change in subsequent financial statements pending the final estimates of fair value. The following table summarizes the aggregate consideration and fair value of the identifiable assets acquired and liabilities assumed in the acquisition of Crossroads as of the acquisition date:

July 3, 2012
(Millions)
Aggregate consideration	$63.0

Accounts receivable	$4.2
Property, plant and equipment	63.1
Investments in unconsolidated affiliates	6.1
Other current liabilities	(4.1)
Other long-term liabilities	(6.3)

Total	$63.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The results of operations for acquisitions accounted for as a business combination are included in our results subsequent to the date of acquisition. Accordingly, total operating revenues of $21.5 million and net income of $1.2 million associated with Crossroads from the acquisition date to December 31, 2012 are included in our consolidated statement of operations.

Supplemental pro forma information is presented for comparative periods prior to the date of acquisition; however, comparative periods in the consolidated financial statements are not adjusted to include the results of the acquisition. The following tables present unaudited supplemental pro forma information for the consolidated statement of operations for the years ended December 31, 2012 and 2011, as if the acquisition of Crossroads had occurred at the beginning of the earliest period presented.

	Year Ended December 31, 2012
	DCP Midstream Partners, LP	Acquisition of Crossroads (a)	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$1,720.7	$27.0	$1,747.7
Net income attributable to partners	$168.0	$1.6	$169.6
Less:
Net income attributable to predecessor operations	(2.6)	—	(2.6)
General partner’s interest in net income	(41.2)	—	(41.2)

Net income allocable to limited partners	$124.2	$1.6	$125.8

Net income per limited partner unit — basic and diluted	$2.28	$0.03	$2.31

(a)	The year ended December 31, 2012 includes the financial results of Crossroads for the period from January 1, 2012 through July 2, 2012.

	Year Ended December 31, 2011
	DCP Midstream Partners, LP	Acquisition of Crossroads	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$2,358.4	$114.3	$2,472.7
Net income attributable to partners	$120.8	$4.0	$124.8
Less:
Net income attributable to predecessor operations	(20.4)	—	(20.4)
General partner’s interest in net income	(25.2)	—	(25.2)

Net income allocable to limited partners	$75.2	$4.0	$79.2

Net income per limited partner unit — basic	$1.73	$0.09	$1.82
Net income per limited partner unit — diluted	$1.72	$0.09	$1.81

The supplemental pro forma total operating revenues for the year ended December 31, 2012 was adjusted to eliminate $5.4 million related to a contractual gas processing arrangement between us and Crossroads during the period.

The supplemental pro forma information is not intended to reflect actual results that would have occurred if the acquired business had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

On July 2, 2012, we acquired the minority ownership interests in two non-operated Mont Belvieu fractionators, or the Mont Belvieu fractionators, from DCP Midstream, LLC for aggregate consideration of

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

$200.0 million, plus $4.6 million in working capital and other customary purchase price adjustments. $60.0 million of the aggregate consideration was financed by the issuance at closing of 1,536,098 of our common units to DCP Midstream, LLC. We entered into a 2-year Term Loan Agreement to fund the remaining $140.0 million. The $174.8 million excess purchase price over the carrying value of the acquired investments was recorded as a decrease in common unitholders’ equity. The minority ownership interests include a 12.5% interest in the Enterprise fractionator, which is operated by Enterprise Products Partners L.P., and a 20% interest in the Mont Belvieu 1 fractionator, which is operated by ONEOK Partners. We have accounted for the results of the minority ownership interests in the Mont Belvieu fractionators prospectively from the date of acquisition. The Mont Belvieu fractionators are accounted for as unconsolidated affiliates using the equity method and are included in our NGL Logistics segment.

On April 12, 2012, we acquired a 10% ownership interest in the Texas Express Pipeline joint venture from the operator, Enterprise Products Partners, L.P., or Enterprise, representing an approximate investment of $85.0 million in the joint venture. At closing, we paid $10.9 million for our 10% ownership interest in the Texas Express Pipeline joint venture, representing our proportionate share of the investment through the closing date, and will be responsible for spending an approximate $75.0 million for our share of the remaining construction costs of the pipeline. Originating near Skellytown in Carson County, Texas, the 20-inch diameter Texas Express Pipeline will extend approximately 580 miles to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas, and will provide access to other third party facilities in the area. The Texas Express Pipeline will have an initial capacity of approximately 280 MBbls/d and as of December 31, 2012, has in place long-term, fee-based, ship-or-pay transportation commitments of 252 MBbls/d, including a commitment from DCP Midstream, LLC of 20 MBbls/d. The pipeline is expected to be completed in mid-2013.

On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments (also referred to as the NGL Hedge) related to the Southeast Texas storage business for consideration of $240.0 million, subject to working capital and other customary purchase price adjustments. $192.0 million of the consideration was financed with a portion of the net proceeds from our 4.95% 10-year Senior Notes offering. The remaining $48.0 million consideration was financed by the issuance at closing of an aggregate of 1,000,417 of our common units to DCP Midstream, LLC. DCP Midstream, LLC also provided fixed price NGL commodity derivatives, valued at $39.5 million, for the three year period subsequent to closing the newly acquired interest. The $8.9 million deficit purchase price under the carrying value of the acquired net assets and the $48.0 million of common units issued as consideration for this acquisition were recorded as an increase in common unitholders’ equity. Prior to the acquisition of the additional interest in Southeast Texas, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. Certain of the NGL commodity derivatives were valued at $24.6 million and represent consideration for the termination of a fee-based storage arrangement we had with DCP Midstream, LLC in conjunction with our initial 33.33% interest in Southeast Texas; the remaining portion of the commodity derivatives, valued at $14.9 million, mitigate a portion of our currently anticipated commodity price risk associated with the gathering and processing portion of the 66.67% interest in Southeast Texas acquired on March 30, 2012. The acquisition of the remaining 66.67% interest in Southeast Texas represents a transaction between entities under common control and a change in reporting entity. Accordingly, our consolidated financial statements have been adjusted to retrospectively include the historical results of our 100% interest in Southeast Texas and the commodity derivative hedge instruments associated with the storage business for all periods presented, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Combined Financial Information

The results of our 100% interest in Southeast Texas are included in the consolidated balance sheets as of December 31, 2012 and 2011. The following table presents the previously reported December 31, 2011 consolidated balance sheet, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

As of December 31, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Investment in Unconsolidated Affiliate (c)	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.7	$0.9	$—	$7.6
Accounts receivable	161.4	53.4	—	214.8
Inventories	64.7	23.2	—	87.9
Other	7.1	36.3	—	43.4

Total current assets	239.9	113.8	—	353.7
Property, plant and equipment, net	1,181.8	317.6	—	1,499.4
Goodwill and intangible assets, net	255.8	43.3	—	299.1
Investments in unconsolidated affiliates	208.7	—	(101.6)	107.1
Other non-current assets	17.4	0.7	—	18.1

Total assets	$1,903.6	$475.4	$(101.6)	$2,277.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$269.2	$111.3	$—	$380.5
Long-term debt	746.8	—	—	746.8
Other long-term liabilities	46.7	5.1	—	51.8

Total liabilities	1,062.7	116.4	—	1,179.1

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	649.7	360.8	(103.4)	907.1
Accumulated other comprehensive loss	(21.2)	(1.8)	1.8	(21.2)

Total partners’ equity	628.5	359.0	(101.6)	885.9
Noncontrolling interests	212.4	—	—	212.4

Total equity	840.9	359.0	(101.6)	1,098.3

Total liabilities and equity	$1,903.6	$475.4	$(101.6)	$2,277.4

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as investments in unconsolidated affiliates.

(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.

(c)	Adjustments to remove Southeast Texas 33.33% investment in unconsolidated affiliates.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The results of our 100% interest in Southeast Texas are included in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010. The following tables present the previously reported consolidated statements of operations for the years ended December 31, 2011 and 2010, adjusted for the acquisition of the remaining 66.67% interest in Southeast Texas from DCP Midstream, LLC:

Year Ended December 31, 2011

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Equity Earnings (c)	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$1,413.3	$765.2	$—	$2,178.5
Transportation, processing and other	163.2	9.0	—	172.2
(Losses) gains from commodity derivative activity, net	(6.7)	14.4	—	7.7

Total operating revenues	1,569.8	788.6	—	2,358.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,229.8	703.2	—	1,933.0
Operating and maintenance expense	105.4	20.3	—	125.7
Depreciation and amortization expense	81.0	19.6	—	100.6
General and administrative expense	37.3	11.0	—	48.3
Other income	(0.5)	—	—	(0.5)

Total operating costs and expenses	1,453.0	754.1	—	2,207.1

Operating income	116.8	34.5	—	151.3
Interest expense, net	(33.9)	—	—	(33.9)
Earnings from unconsolidated affiliates	36.9	—	(14.2)	22.7

Income before income taxes	119.8	34.5	(14.2)	140.1
Income tax (expense) benefit	(0.6)	0.1	—	(0.5)

Net income	119.2	34.6	(14.2)	139.6
Net income attributable to noncontrolling interests	(18.8)	—	—	(18.8)

Net income attributable to partners	$100.4	$34.6	$(14.2)	$120.8

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as earnings from unconsolidated affiliates.

(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.

(c)	Adjustments to remove Southeast Texas equity earnings at 33.33%.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Year Ended December 31, 2010

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Southeast Texas (b)	Remove Southeast Texas Equity Earnings (c)	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$1,162.7	$812.4	$—	$1,975.1
Transportation, processing and other	115.3	15.0	—	130.3
(Losses) gains from commodity derivative activity, net	(8.5)	11.5	—	3.0

Total operating revenues	1,269.5	838.9	—	2,108.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,032.6	750.5	—	1,783.1
Operating and maintenance expense	79.8	18.5	—	98.3
Depreciation and amortization expense	73.7	14.4	—	88.1
General and administrative expense	33.7	12.1	—	45.8
Gain on step acquisition	(9.1)	—	—	(9.1)
Other income	(4.0)	(1.0)	—	(5.0)

Total operating costs and expenses	1,206.7	794.5	—	2,001.2

Operating income	62.8	44.4	—	107.2
Interest expense, net	(29.1)	—	—	(29.1)
Earnings from unconsolidated affiliates	38.2	—	(14.4)	23.8

Income before income taxes	71.9	44.4	(14.4)	101.9
Income tax expense	(0.3)	(1.2)	—	(1.5)

Net income	71.6	43.2	(14.4)	100.4
Net income attributable to noncontrolling interests	(9.2)	—	—	(9.2)

Net income attributable to partners	$62.4	$43.2	$(14.4)	$91.2

(a)	Amounts as previously reported with 33.33% of Southeast Texas’ results presented as earnings from unconsolidated affiliates.

(b)	Adjustments to present Southeast Texas on a consolidated basis at 100% ownership, including commodity derivatives.

(c)	Adjustments to remove Southeast Texas equity earnings at 33.33%.

The currently reported results are not intended to reflect actual results that would have occurred if the acquired business had been combined during the period presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

On January 3, 2012, we acquired the remaining 49.9% interest in East Texas from DCP Midstream, LLC for consideration of $165.0 million, subject to working capital and other customary purchase price adjustments. $132.0 million of the consideration was financed with proceeds from a 2-year Term Loan Agreement. The remaining $33.0 million consideration was financed by the issuance at closing of an aggregate of 727,520 of our common units to DCP Midstream, LLC. The $22.7 million deficit purchase price under the carrying value of the acquired net assets and the $33.0 million of common units issued as consideration for this acquisition

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

were recorded as an increase in common unitholders’ equity. Prior to the contribution of the additional interest in East Texas, we owned a 50.1% interest which we accounted for as a consolidated subsidiary. The contribution of the remaining 49.9% interest in East Texas represents a transaction between entities under common control, but does not represent a change in reporting entity. Accordingly, we have included the results of the remaining 49.9% interest in East Texas prospectively from the date of contribution.

4.	Agreements and Transactions with Affiliates

DCP Midstream, LLC

Omnibus Agreement and Other General and Administrative Charges

We have entered into an omnibus agreement, as amended, or the Omnibus Agreement, with DCP Midstream, LLC.

Following is a summary of the fees we incurred under the Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Omnibus Agreement	$25.4	$10.2	$9.9
Other fees — DCP Midstream, LLC	3.9	18.9	21.4

Total — DCP Midstream, LLC	$29.3	$29.1	$31.3

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

On January 3, 2012, we extended the omnibus agreement through December 31, 2012 for an annual fee of $17.6 million, with the primary increase resulting from the acquisition of the remaining 49.9% interest in East Texas. On March 30, 2012, in conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC under the agreement by $10.3 million, prorated for the remainder of the 2012 calendar year. These fees were previously allocated to East Texas and Southeast Texas. In July 2012, in conjunction with our acquisition of the minority ownership interests in the Mont Belvieu fractionators, we increased the annual fee we pay to DCP Midstream, LLC by $0.2 million, prorated for the remainder of the 2012 calendar year. As a result of these transactions, the annual fee payable in future years to DCP Midstream, LLC will be $28.1 million. The Omnibus Agreement also addresses the following matters:

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Before the addition of East Texas and Southeast Texas to the Omnibus Agreement, East Texas and Southeast Texas incurred general and administrative expenses directly from DCP Midstream, LLC. During the years ended December 31, 2011 and 2010, East Texas incurred $7.5 million and $7.8 million, respectively, and during the years ended December 31, 2012, 2011 and 2010, Southeast Texas incurred $2.5 million, $10.0 million and $12.1 million, respectively, which includes expenses for our predecessor operations. General and administrative expenses incurred by East Texas and Southeast Texas effective January 3, 2012 and March 30, 2012, respectively, are covered by the Omnibus Agreement.

In addition to the Omnibus Agreement and amounts incurred by East Texas and Southeast Texas, we incurred other fees with DCP Midstream, LLC, which includes expenses for our predecessor operations, of $1.4 million, $1.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts include allocated expenses, including professional services, insurance, internal audit and various other corporate functions.

On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaces the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with general and administrative services previously provided under the Omnibus Agreement. The annual fee payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement, and will be $28.6 million for 2013. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

Competition

None of DCP Midstream, LLC, or any of its affiliates, including Spectra Energy and Phillips 66, is restricted, under either the partnership agreement or the Omnibus Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Spectra Energy and Phillips 66, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the years ended December 31, 2012, 2011 and 2010. We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

As a result of a downstream outage, certain of our assets were required to curtail NGL production during 2012. DCP Midstream, LLC has reimbursed us for the impact of the curtailment and accordingly, we have recorded $2.5 million to sales of natural gas, propane, NGLs and condensate to affiliates and $0.2 million to transportation, processing and other to affiliates in the consolidated statements of operations for the year ended December 31, 2012.

In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $5.3 million, $18.3 million and $13.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $4.9 million for the year ended December 31, 2012.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We incurred fees of $0.6 million during each of the years ended December 31, 2012 and 2011, which are included in operating and maintenance expense in the consolidated statements of operations.

DCP Midstream, LLC has issued parental guarantees, totaling $25.0 million as of December 31, 2012, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

Spectra Energy

We had propane supply agreements with Spectra Energy that expired in April 2012, which provided us propane supply at our marine terminals, included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Summary of Transactions with Affiliates

The following table summarizes the transactions with affiliates:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$721.4	$1,058.7	$881.2
Transportation, processing and other	$35.5	$26.0	$12.1
Purchases of natural gas, propane and NGLs	$134.4	$185.8	$183.9
Gains (losses) from commodity derivative activity, net	$52.6	$0.2	$(1.9)
Operating and maintenance expense	$0.6	$0.6	$—
General and administrative expense	$29.3	$29.1	$31.3
Interest expense	$0.3	$0.4	$0.2
Spectra Energy:
Transportation, processing and other	$0.1	$—	$0.2
Purchases of natural gas, propane and NGLs (a)	$113.1	$249.6	$82.1
Operating and maintenance expense	$0.1	$—	$(0.3)
Other income	$—	$—	$3.0
ConocoPhillips (b):
Sales of natural gas, propane, NGLs and condensate	$9.0	$52.2	$43.0
Transportation, processing and other	$2.3	$7.4	$9.9
Purchases of natural gas, propane and NGLs	$1.3	$5.8	$7.4
General and administrative expense	$0.1	$0.3	$0.2
(Losses) gains from commodity derivative activity, net	$—	$—	$(0.4)
Phillips 66 (b):
Sales of natural gas, propane, NGLs and condensate	$0.5	$—	$—
General and administrative expense	$0.2	$—	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$2.4	$6.0	$4.8

(a)	Includes a $17.0 million payment received in December 2010 for reimbursement of damages we incurred when an international propane supplier breached its contract with Spectra Energy.

(b)	In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

We had balances with affiliates as follows:

	December 31,
	2012	2011
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$86.1	$100.0
Accounts payable	$33.1	$22.6
Unrealized gains on derivative instruments — current	$47.9	$0.6
Unrealized gains on derivative instruments — long term	$64.4	$—
Unrealized losses on derivative instruments — current	$(10.5)	$(0.6)
Unrealized losses on derivative instruments — long term	$—	$(2.6)
Spectra Energy:
Accounts receivable	$0.1	$0.1
Accounts payable	$—	$21.4
ConocoPhillips (a):
Accounts receivable	$—	$6.1
Accounts payable	$—	$0.4
Unrealized gains on derivative instruments — current	$—	$2.5
Unrealized losses on derivative instruments — current	$—	$(2.0)
Phillips 66 (a):
Accounts receivable	$0.1	$—
Unconsolidated affiliates:
Accounts payable	$0.6	$2.4

(a)	In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

5.	Inventories

Inventories were as follows:

	December 31, 2012	December 31, 2011
	(Millions)
Natural gas	$22.1	$25.6
NGLs	52.6	62.3

Total inventories	$74.7	$87.9

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $19.3 million and $6.4 million in lower of cost or market adjustments during the year ended December 31, 2012 and 2011, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

6.	Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2012	December 31, 2011
		(Millions)
Gathering and transmission systems	20 — 50 Years	$1,325.1	$1,211.9
Processing, storage, and terminal facilities	35 — 60 Years	822.6	742.8
Other	3 — 30 Years	26.4	23.1
Construction work in progress		305.0	218.3

Property, plant and equipment		2,479.1	2,196.1
Accumulated depreciation		(751.7)	(696.7)

Property, plant and equipment, net		$1,727.4	$1,499.4

Interest capitalized on construction projects in 2012, 2011 and 2010, was $7.2 million, $1.6 million and $0.2 million, respectively.

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets effective April 1, 2012. The key contributing factors to the change in depreciable lives is an increase in the estimated remaining economically recoverable reserves resulting from the development of techniques that improve commodity production in the regions our assets serve. Advances in extraction processes, along with better technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. Based on our property, plant and equipment as of April 1, 2012, the new remaining depreciable lives resulted in an approximate $35.7 million reduction in depreciation expense for the year ended December 31, 2012. This change in our estimated depreciable lives increased net income per limited partner unit by $0.66 for the year ended December 31, 2012.

In connection with our evaluation of useful lives, we corrected the classification for certain assets within the presentation of our major classes of property, plant and equipment as of December 31, 2011.

Depreciation expense was $55.0 million, $92.2 million and $83.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Retirement Obligations — As of December 31, 2012 and 2011, we had asset retirement obligations of $16.9 million and $12.4 million, respectively, included in other long-term liabilities in the consolidated balance sheets. During the first quarter of 2012, we recorded a change in estimate to increase our asset retirement obligations by approximately $4.3 million. The change in estimate was primarily attributable to a reassessment of anticipated timing of settlements and of the original asset retirement obligation estimated amounts. Accretion expense for the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.7 million and $0.7 million, respectively.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

7.	Goodwill and Intangible Assets

The carrying amount of goodwill is as follows:

	December 31,
	2012	2011
	(Millions)
Beginning of period	$153.8	$151.2
Acquisitions	—	2.6

End of period	$153.8	$153.8

The carrying value of goodwill as of December 31, 2012 and 2011 was $82.2 million for each of the years for our Natural Gas Services segment, $34.7 million for each of the years for our NGL Logistics segment, and $36.9 million for each of the years for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the entire amount of goodwill disclosed on the condensed consolidated balance sheet is recoverable. We used a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2012	2011
	(Millions)
Gross carrying amount	$164.3	$164.3
Accumulated amortization	(27.4)	(19.0)

Intangible assets, net	$136.9	$145.3

For the years December 31, 2012, 2011 and 2010, we recorded amortization expense of $8.4 million, $8.4 million and $4.9 million, respectively. As of December 31, 2012, the remaining amortization periods ranged from approximately 9 years to 23 years, with a weighted-average remaining period of approximately 18 years.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2013	$8.4
2014	8.4
2015	8.4
2016	8.4
2017	8.4
Thereafter	94.9

Total	$136.9

8.	Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2012	December 31, 2011
		(Millions)
Eagle Ford System	33.33%	$255.2	$—
Discovery Producer Services LLC	40%	222.9	106.9
Texas Express Pipeline	10%	40.8	—
Mont Belvieu Enterprise Fractionator	12.5%	18.5	—
Mont Belvieu 1 Fractionator	20%	14.3	—
CrossPoint Pipeline, LLC	50%	6.2	—
Other	50%	0.1	0.2

Total investments in unconsolidated affiliates		$558.0	$107.1

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $30.2 million and $32.6 million at December 31, 2012 and 2011, respectively, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $5.5 million at December 31, 2012, which is associated with, and is being accreted over, the life of the underlying long-lived assets of Mont Belvieu 1.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Eagle Ford System	$2.8	$—	$—
Discovery Producer Services LLC	14.6	22.7	23.0
Mont Belvieu Enterprise Fractionator	5.3	—	—
Mont Belvieu 1 Fractionator	6.0	—	—
CrossPoint Pipeline, LLC	0.2	—	—
Other (a)	—	—	0.8

Total earnings from unconsolidated affiliates	$28.9	$22.7	$23.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

(a)	On July 27, 2010, we acquired an additional 5% interest in Black Lake from DCP Midstream, LLC in a transaction among entities under common control, and on July 30, 2010, we acquired an additional 50% interest in Black Lake from an affiliate of BP PLC, bringing our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary and accordingly, earnings from unconsolidated affiliates excludes the results of Black Lake since July 30, 2010.

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2012	2011	2010 (a)
	(Millions)
Statements of operations:
Operating revenue	$394.4	$210.7	$211.6
Operating expenses	$284.1	$159.9	$156.7
Net income	$110.0	$50.8	$52.7

(a)	The combined financial information includes the results of Black Lake through July 30, 2010.

	December 31,
	2012	2011
	(Millions)
Balance sheet:
Current assets	$187.1	$38.1
Long-term assets	2,111.2	359.9
Current liabilities	(185.8)	(20.4)
Long-term liabilities	(51.6)	(28.5)

Net assets	$2,060.9	$349.1

9.	Fair Value Measurement

Determination of Fair Value

Below is a general description of our valuation methodologies for derivative financial assets and liabilities which are measured at fair value. Fair values are generally based upon quoted market prices or prices obtained through external sources, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data, such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. Fair values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

The following table presents the financial instruments carried at fair value as of December 31, 2012 and 2011, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets (a):
Commodity derivatives	$—	$9.4	$40.0	$49.4	$—	$40.1	$1.1	$41.2
Long-term assets (b):
Commodity derivatives	$—	$5.1	$64.7	$69.8	$—	$5.4	$1.0	$6.4
Current liabilities (c):
Commodity derivatives	$—	$(26.7)	$(0.2)	$(26.9)	$—	$(43.1)	$(0.7)	$(43.8)
Interest rate derivatives	$—	$(4.1)	$—	$(4.1)	$—	$(16.1)	$—	$(16.1)
Long-term liabilities (d):
Commodity derivatives	$—	$(5.5)	$(0.2)	$(5.7)	$—	$(27.5)	$(0.3)	$(27.8)
Interest rate derivatives	$—	$(2.0)	$—	$(2.0)	$—	$(5.0)	$—	$(5.0)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(c)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(d)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Within our Natural Gas Services segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the year ended December 31, 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

Changes in Level 3 Fair Value Measurements

The tables below illustrate a rollforward of the amounts included in our consolidated balance sheets for derivative financial instruments that we have classified within Level 3. The determination to classify a financial instrument within Level 3 is based upon the significance of the unobservable factors used in determining the

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

overall fair value of the instrument. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. The significant unobservable inputs used in determining fair value include adjustments by other market based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers into/out of Level 3” caption.

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Year ended December 31, 2012 (a):
Beginning balance	$1.1	$1.0	$(0.7)	$(0.3)
Net realized and unrealized gains included in earnings (d)	14.3	2.2	—	0.1
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(2.3)	—	0.5	—
Purchases	26.9	61.5	—	—

Ending balance	$40.0	$64.7	$(0.2)	$(0.2)

Net unrealized gains (losses) still held included in earnings (d)	$13.2	$2.2	$(0.3)	$0.2

Year ended December 31, 2011 (b):
Beginning balance	$0.3	$0.3	$(0.1)	$(0.5)
Net realized and unrealized gains (losses) included in earnings (d)	1.4	0.8	(0.8)	0.2
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	(0.1)	—	—
Settlements	(0.6)	—	0.2	—

Ending balance	$1.1	$1.0	$(0.7)	$(0.3)

Net unrealized gains (losses) still held included in earnings (d)	$1.1	$0.7	$(0.7)	$0.1

Year ended December 31, 2010:
Beginning balance	$1.2	$0.7	$(1.6)	$(0.7)
Net realized and unrealized gains (losses) included in earnings (d)	2.1	0.8	(0.3)	0.2
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	(0.5)	—	0.3	—
Purchases, Issuances and Settlements, net	(2.5)	(1.2)	1.5	—

Ending balance	$0.3	$0.3	$(0.1)	$(0.5)

Net unrealized gains (losses) still held included in earnings (d)	$0.3	$0.1	$(0.1)	$(0.1)

(a)	There were no issuances and sales of derivatives for the year ended December 31, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

(b)	There were no purchases, issuances and sales of derivatives for the year ended December 31, 2011.

(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

(d)	Represents the amount of total gains or losses for the year, included in gains or losses from commodity derivative activity, net, attributable to change in unrealized gains or losses relating to assets and liabilities classified as Level 3

During years ended December 31, 2012, 2011 and 2010, we had no transfers into or out of Levels 1 and 2. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$98.6	$0.25-$2.13	Per gallon
Natural Gas	$6.1	$3.69-$4.48	Per MMBtu

Liabilities
Natural Gas	$(0.4)	$3.81-$4.27	Per MMBtu

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value. Each of the carrying and fair values of outstanding balances under our Credit Agreement are $525.0 million as of December 31, 2012, and $497.0 million as of December 31, 2011. The carrying value of the 2.50% Senior Notes was $500.0 million as of December 31, 2012, which approximated fair value. The carrying and fair values of the 4.95% Senior Notes are $350.0 million and $373.9 million, respectively, as of December 31, 2012. The carrying and fair values of the 3.25% Senior Notes are $250.0 million and $258.8 million, respectively, as of December 31, 2012. The carrying value of the 3.25% Senior Notes as of December 31, 2011 was $250.0 million, which approximated fair value. We determine the fair value of our Credit Agreement borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy.

10.	Debt

Long-term debt was as follows:

	December 31, 2012	December 31, 2011
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.47% and 1.69%, respectively, due November 10, 2016 (a)	$525.0	$497.0
Debt Securities
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500.0	—
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350.0	—
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250.0	250.0
Unamortized discount	(4.7)	(0.2)

Total long-term debt	$1,620.3	$746.8

(a)	$150.0 million has been swapped to a fixed rate obligation with effective fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 2.25% on the $525.0 million of outstanding debt under our revolving credit facility as of December 31, 2012. $450.0 million was swapped to a fixed-rate obligation with effective fixed rates ranging from 2.94% to 5.19%, for a net effective rate of 4.86% on the $497.0 million of outstanding debt under our revolving credit facility as of December 31, 2011.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Credit Agreement

We have a $1.0 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.

At December 31, 2012 and 2011, we had $1.0 million and $1.1 million, respectively, of letters of credit issued and outstanding under the Credit Agreement and the Prior Credit Agreement. As of December 31, 2012, the unused capacity under the Credit Agreement was $474.0 million, which was available for general working capital purposes.

Our borrowing capacity is limited at December 31, 2012 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Credit Agreement will not mature prior to the November 10, 2016 maturity date.

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

Debt Securities

On November 27, 2012, we issued $500.0 million of our 2.50% 5-year Senior Notes due December 1, 2017. We received net proceeds of $493.6 million, net of underwriters’ fees, related expenses and unamortized discounts of $6.4 million. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, commencing June 1, 2013. The notes will mature on December 1, 2017, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On March 13, 2012, we issued $350.0 million of our 4.95% 10-year Senior Notes due April 1, 2022. We received net proceeds of $345.8 million, net of underwriters’ fees, related expenses and unamortized discounts of $4.2 million, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On September 30, 2010, we issued $250.0 million of our 3.25% Senior Notes due October 1, 2015. We received net proceeds of $247.7 million, net of underwriters’ fees, related expense and unamortized discounts of $2.3 million, which we used to repay funds borrowed under the revolver portion of our Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expense are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Term Loan Agreements

On November 2, 2012, we entered into a 2-year Term Loan Agreement and borrowed $343.5 million to fund the cash portion of the acquisition of a 33.33% interest in the Eagle Ford system. On July 2, 2012, we entered into a 2-year Term Loan Agreement and borrowed $140.0 million to fund the cash portion of the acquisition of the Mont Belvieu fractionators. In November 2012, we repaid both the term loans with proceeds from our 2.50% 5-year Senior Notes.

On January 3, 2012, we entered into a 2-year Term Loan Agreement and borrowed $135.0 million which was used to fund the cash portion of the acquisition of the remaining 49.9% interest in East Texas. In March 2012, we repaid the term loan with proceeds from our 4.95% 10-year Senior Notes.

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2013	$—
2014	—
2015	250.0
2016	525.0
Thereafter	850.0

1,625.0
Unamortized discount	(4.7)

Total	$1,620.3

11.	Risk Management and Hedging Activities

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

Commodity Price Risk

Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2016 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2012, the relationship of NGLs to crude oil has been lower than historical

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

relationships, however a significant amount of our NGL hedges from 2012 through 2015 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

Our Wholesale Propane Logistics segment is generally designed to establish stable margins by entering into supply arrangements that specify prices based on established floating price indices and by entering into sales agreements that provide for floating prices that are tied to our variable supply costs plus a margin. To the extent possible, we match the pricing of our supply portfolio to our sales portfolio in order to lock in value and reduce our overall commodity price risk. However, to the extent that we carry propane inventories or our sales and supply arrangements are not aligned, we are exposed to market variables and commodity price risk. We manage the commodity price risk of our supply portfolio and sales portfolio with both physical and financial transactions, including fixed price sales. While the majority of our sales and purchases in this segment are index-based, occasionally, we may enter into fixed price sales agreements in the event that a propane distributor desires to purchase propane from us on a fixed price basis. In such cases, we may manage this risk with derivatives that allow us to swap our fixed price risk to market index prices that are matched to our market index supply costs. In addition, we may use financial derivatives to manage the value of our propane inventories. These transactions are not designated as hedging instruments for accounting purposes and any change in fair value is reflected in the current period within our consolidated statements of operations as a gain or loss on commodity derivative activity.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Commodity Cash Flow Hedges — On March 30, 2012, we acquired the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments (also referred to as the NGL Hedge) related to the Southeast Texas storage business.

During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with the forecasted purchase of natural gas in June, July and August 2013, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. These cash flow hedges were in a loss position of $3.3 million as of December 31, 2012 and will fluctuate in value through the term of construction. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, following completion of the additional storage cavern, any deferred gain or loss at the time of the purchase will remain in AOCI until the cavern is emptied and the base gas is sold.

In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. To mitigate the risk associated with the forecasted re-purchase of base gas, in 2008 we executed a series of derivative financial instruments, which were designated as cash flow hedges. The cash paid upon settlement of these hedges economically offsets the cash paid to purchase the base gas. As a result, a deferred loss of $2.7 million was recognized and will remain in AOCI until such time that our cavern is emptied and the base gas is sold.

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

At December 31, 2012, we had interest rate swap agreements extending through June 2014 totaling $150.0 million, which are designated as cash flow hedges. Based on our current operations, we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt. At December 31, 2012, $150.0 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

On March 8, 2012, we settled $195.0 million of our forward-starting interest rate swap agreements for $6.6 million. The remaining net deferred losses of $4.7 million in AOCI will be amortized into interest expense associated with our long-term debt offering through 2022.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2012, we are not a party to any agreements that would be subject to these provisions other than our Credit Agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2012, we had $22.2 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2012 if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2012, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $20.0 million.

As of December 31, 2012, we had $150.0 million of individual interest rate swap instruments that were in a net liability position of $6.1 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement, that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

Collateral

DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25.0 million in favor of certain counterparties to our commodity derivative instruments. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of December 31, 2012, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Summarized Derivative Information

The following summarizes the balance within AOCI relative to our commodity, interest rate and foreign currency cash flow hedges:

	December 31, 2012	December 31, 2011
	(Millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(5.9)	$(1.8)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(9.5)	(19.4)
Foreign currency cash flow hedges (a):
Net deferred gain in AOCI	0.7	—

Total AOCI	$(14.7)	$(21.2)

(a)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The fair value of our derivative instruments that are designated as hedging instruments and those that are marked to market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31, 2012	December 31, 2011	Balance Sheet Line Item	December 31, 2012	December 31, 2011
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(3.3)	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(2.6)

	$—	$—		$(3.3)	$(2.6)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4.1)	$(15.7)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(2.0)	(5.0)

	$—	$—		$(6.1)	$(20.7)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$49.4	$41.2	Unrealized losses on derivative instruments — current	$(23.6)	$(43.8)
Unrealized gains on derivative instruments — long-term	69.8	6.4	Unrealized losses on derivative instruments — long-term	(5.7)	(25.2)

	$119.2	$47.6		$(29.3)	$(69.0)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(0.4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—

	$—	$—		$—	$(0.4)

The following table summarizes the impact on our consolidated balance sheet and consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting for each of the years ended December 31, 2012 and 2011:

	Gain (Loss) Recognized in AOCI on Derivatives — Effective Portion		Gain (Loss) Reclassified From AOCI to Earnings — Effective Portion			Gain (Loss) Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	2012	2011	2012	2011		2012	2011
	(Millions)		(Millions)			(Millions)			(Millions)
Interest rate derivatives	$(0.7)	$(12.4)	$(10.6)	$(20.4	)(a)	$(2.1)	$(0.2	)(a)(d)	$(3.6)
Commodity derivatives	$(0.5)	$(0.9)	$—	$(0.3	)(b)	$(0.1)	$—	(c)	$—
Foreign currency derivatives (e)	$0.7	$—	$—	$—		$—	$—		$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

(a)	Included in interest expense in our consolidated statements of operations.

(b)	Included in sales of natural gas, propane, NGLs and condensate in our consolidated statements of operations.

(c)	For the years ended December 31, 2012 and 2011, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. The ineffective portion is included in gains (losses) from commodity derivative activity, net — affiliates in our consolidated statements of operations.

(d)	For the year ended December 31, 2012, $0.6 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

(e)	Relates to Discovery, our unconsolidated affiliate.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

	Year Ended December 31,
Commodity Derivatives: Statements of Operations Line Item	2012	2011	2010
	(Millions)
Third party:
Realized	$4.1	$(36.4)	$15.9
Unrealized	13.1	43.2	(10.6)

Gains from commodity derivative activity, net	$17.2	$6.8	$5.3

Affiliates:
Realized	$44.4	$1.7	$(1.2)
Unrealized	8.3	(0.8)	(1.1)

Gains (losses) from commodity derivative activity, net — affiliates	$52.7	$0.9	$(2.3)

	Year Ended December 31,
Interest Rate Derivatives: Statements of Operations Line Item	2012	2011	2010
	(Millions)
Third party:
Realized	$(7.5)	$(4.6)	$(1.5)
Unrealized	7.4	5.2	3.1

Interest expense	$(0.1)	$0.6	$1.6

We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	December 31, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)
2013	(943,379)	(8,887,980)	(2,593,955)	9,690,000
2014	(584,365)	(4,712,880)	(2,584,930)	(1,350,000)
2015	(401,865)	(5,127,155)	(2,491,250)	—
2016	(183,000)	—	—	—

	December 31, 2011
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Long Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMBtu)
2012	(695,792)	(17,766,000)	(478,236)	14,357,500
2013	(941,323)	1,635,000	—	3,600,000
2014	(547,500)	(365,000)	—	—
2015	(365,000)	—	—	—
2016	(183,000)	—	—	—

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of December 31, 2012, we have swaps with a notional value of $70.0 million and $80.0 million, which, in aggregate, exchange $150.0 million of our floating rate obligation to a fixed rate obligation through June 2014.

12.	Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In November 2012, we issued 1,912,663 common units to DCP Midstream, LLC as partial consideration for our 33.33% interest in the Eagle Ford system.

In July 2012, we issued 1,536,098 common units to DCP Midstream, LLC as partial consideration for the Mont Belvieu fractionators.

In July 2012, we closed a private placement of equity with a group of institutional investors in which we sold 4,989,802 common units at a price of $35.55 per unit, and received proceeds of $173.8 million net of offering costs.

In June 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional common units and debt securities. As of February 22, 2013, we have issued no equity securities under this registration statement. Our 2.50% 5-year Senior Notes were issued under this registration statement.

In March 2012, we issued 5,148,500 common units at $47.42 per unit. We received proceeds of $234.0 million, net of offering costs.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, common units having an aggregate offering amount of up to $150.0 million. As of December 31, 2012, approximately $69.5 million aggregate offering price of our common units remains available for sale pursuant to this equity distribution agreement. During the three months ended December 31, 2012, we issued 254,265 of our common units pursuant to the equity distribution agreement, and received proceeds of $10.0 million, net of commissions and offering costs of $0.7 million. During the year ended December 31, 2012, we issued 1,147,654 of our common units pursuant to the equity distribution agreement, and received proceeds of $47.4 million, net of commissions and offering costs of $1.6 million. During the year ended December 31, 2011, we issued 761,285 of our common units pursuant to this equity distribution agreement, and received proceeds of $30.2 million from the issuance of these common units, net of commissions and offering costs of $1.2 million.

In March 2011, we issued 3,596,636 common units at $40.55 per unit. We received proceeds of $139.7 million, net of offering costs.

In February 2011, we issued 8,399 common units, from our LTIP to employees as compensation for their service during 2010, 2009 and 2008.

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

General Partner Interest and Incentive Distribution Rights — The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of December 31, 2012. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.

The following table presents our cash distributions paid in 2012, 2011 and 2010:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 14, 2012	$0.6800	$52.6
August 14, 2012	$0.6700	$49.4
May 15, 2012	$0.6600	$42.6
February 14, 2012	$0.6500	$36.7
November 14, 2011	$0.6400	$34.9
August 12, 2011	$0.6325	$34.0
May 13, 2011	$0.6250	$33.4
February 14, 2011	$0.6175	$30.0
November 12, 2010	$0.6100	$27.4
August 13, 2010	$0.6100	$25.3
May 14, 2010	$0.6000	$24.6
February 12, 2010	$0.6000	$24.6

13.	Equity-Based Compensation

Total compensation cost for equity-based arrangements was as follows:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Performance Phantom Units	$0.7	$4.2	$1.2
Phantom Units	0.2	0.2	0.2
Restricted Phantom Units	0.7	2.2	1.4

Total compensation cost	$1.6	$6.6	$2.8

On November 28, 2005, the board of directors of our General Partner adopted a Long-Term Incentive Plan, or the 2005 LTIP, for employees, consultants and directors of our General Partner and its affiliates who

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

On February 15, 2012, the board of directors of our General Partner adopted a 2012 LTIP for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provides for the grant of phantom units and the grant of DERs. The phantom units consist of a notional unit based on the value of common units or shares of the Partnership, Spectra Energy, ConocoPhillips and Phillips 66.

The LTIPs were administered by the compensation committee of the General Partner’s board of directors through 2012, and by the General Partner’s board of directors beginning in 2013. All awards are subject to cliff vesting.

Prior to February 18, 2011, substantially all equity-based awards were accounted for as liability awards. Effective February 18, 2011, the Modification Date, we have the intent and ability to settle certain awards within our control in units and therefore modified the accounting for these awards. We classified them as equity awards based on their re-measured fair value. The fair value was determined based on the closing price of our common units on the Modification Date. Such modification resulted in a reclassification of $1.9 million from share-based compensation liability to additional paid-in capital on the Modification Date. Compensation expense on unvested equity awards as of the Modification Date is recognized ratably over each remaining vesting period.

We account for other awards, which are subject to settlement in cash, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date.

The reclassification of the affected awards did not impact our accounting for dividend equivalent rights as these instruments will continue to be settled in cash and therefore retain their share-based compensation liability classification.

Performance Phantom Units — We have awarded Performance Phantom Units, or PPUs, pursuant to the LTIP to certain employees. PPUs generally vest in their entirety at the end of a three year performance period. The number of PPUs that will ultimately vest range, in value up to 200% of the outstanding PPUs, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the board of directors of our General Partner. The DERs are paid in cash at the end of the performance period. Of the remaining PPUs outstanding at December 31, 2012, 3,633 units are expected to vest on December 31, 2013 and 6,377 units are expected to vest on December 31, 2014.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

At December 31, 2012, there was approximately $0.2 million of unrecognized compensation expense related to the PPUs that is expected to be recognized over a weighted-average period of 2 years. The following table presents information related to the PPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2010	67,140	$15.18
Granted	16,630	$31.80
Vested	(14,215)	$33.44
Forfeited	(2,205)	$15.61

Outstanding at December 31, 2010	67,350	$15.42
Granted	10,580	$41.80
Vested	(50,720)	$10.05
Forfeited	—	$—

Outstanding at December 31, 2011	27,210	$35.69
Granted (a)	11,740	$39.31
Vested (b)	(20,100)	$34.57
Forfeited	(7,760)	$38.97

Outstanding at December 31, 2012	11,090	$39.24	$41.24

Expected to vest (c)	10,010	$39.24	$41.24

(a)	Includes the impact of conversion of the underlying securities granted under the 2012 LTIP.

(b)	The units vested at 121%.

(c)	Based on our December 31, 2012 estimated achievement of specified performance targets, the performance estimate for units granted in 2012 is 100%, and for units granted in 2011 is 100%. The estimated forfeiture rate for units granted in both 2012 and 2011 is 10%.

The estimate of PPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate and achievement of performance targets. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

The following table presents the fair value of units vested and the unit-based liabilities paid related to PPUs, including the related DERs:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Fair value of units vested	$1.0	$5.3	$—
Unit-based liabilities paid	$4.5	$—	$0.8

Phantom Units — In conjunction with our initial public offering, in January 2006 our General Partner’s board of directors awarded phantom LPUs, or Phantom Units, to key employees, and to directors who are not officers or employees of affiliates of the General Partner.

As part of their director fees, we granted 4,000 Phantom Units during each of the years ended December 31, 2012 and 2011, respectively, and 5,200 Phantom Units during the year ended December 31, 2010, to directors. All of these units vested in their respective grant years, and were settled in units.

The DERs are paid in cash quarterly in arrears.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2010	—	$—
Granted	5,200	$24.05
Vested	(5,200)	$31.80

Outstanding at December 31, 2010	—	$—
Granted	4,000	$41.80
Vested	(4,000)	$41.80

Outstanding at December 31, 2011	—	$—
Granted	4,000	$48.03
Vested	(4,000)	$48.03

Outstanding at December 31, 2012	—	$—	$—

The following table presents the fair value of units vested related to Phantom Units:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Fair value of units vested	$0.2	$0.2	$0.2

Restricted Phantom Units — Our General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. Of the remaining RPUs outstanding at December 31, 2012, 1,560 units are expected to vest on December 31, 2013 and 1,610 units are expected to vest on December 31, 2014. The DERs are paid in cash quarterly in arrears.

At December 31, 2012, there was approximately $0.1 million of unrecognized compensation expense related to the RPUs that is expected to be recognized over a weighted-average period of 2 years. The following table presents information related to the RPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2010	67,140	$15.18
Granted	16,630	$31.80
Vested	(14,215)	$33.44
Forfeited	(2,205)	$15.61

Outstanding at December 31, 2010	67,350	$15.42
Granted	10,580	$41.80
Vested	(58,600)	$12.97
Forfeited	—	$—

Outstanding at December 31, 2011	19,330	$37.27
Granted (a)	11,740	$39.31
Vested	(19,060)	$37.31
Forfeited	(7,760)	$43.27

Outstanding at December 31, 2012	4,250	$39.63	$41.31

Expected to vest	3,170	$39.76	$41.34

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

(a)	Includes the impact of conversion of the underlying securities granted under the 2012 LTIP.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Restricted Phantom Units:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Fair value of units vested	$1.2	$2.5	$0.5
Unit-based liabilities paid	$2.4	$0.6	$—

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 30% for units granted in 2012 and 20% for units granted in 2011. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

14.	Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the years ended December 31, 2012 and 2010.

On December 30, 2010, we acquired all of the interests in Marysville Hydrocarbons Holdings, LLC, an entity that owned a taxable C-Corporation consolidated return group. We estimated $35.0 million of deferred tax liabilities resulting from built-in tax gains recognized in the transaction and recorded this as part of our preliminary acquisition accounting as of December 31, 2010. On January 4, 2011, we merged two wholly-owned subsidiaries of Marysville Hydrocarbons Holding, LLC and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered the deferred tax liabilities resulting from built-in tax gains to become currently payable. Accordingly, the estimated $35.0 million of deferred tax liabilities at December 31, 2010 became currently payable on January 4, 2011. During 2011, we made federal and state tax payments of $29.3 million and $0.3 million, respectively, related to our estimated $35.0 million tax liability that resulted from our acquisition of Marysville. In 2011, the remaining $5.4 million estimated tax payable was reclassified to goodwill in our final acquisition accounting for the Marysville business combination.

The State of Texas imposes a margin tax that is assessed at 1% of taxable margin apportioned to Texas. For the years ended December 31, 2011 and 2010, the state of Michigan imposed a business tax of 0.8% on gross receipts, and 4.95% of Michigan taxable income. The sum of the gross receipts and income tax was subject to a tax surcharge of 21.99%. The Michigan business tax was repealed for the year ended December 31, 2012.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Income tax expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Current:
Federal income tax expense	$—	$(29.3)	$—
State income tax expense	(1.0)	(1.3)	(1.1)
Deferred:
Federal income tax benefit	—	29.3	—
State income tax (expense) benefit	—	0.8	(0.4)

Total income tax expense	$(1.0)	$(0.5)	$(1.5)

We had net long-term deferred tax liabilities of $3.4 million as of December 31, 2012 and 2011, included in other long-term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our East Texas operations, and are primarily associated with depreciation related to property plant and equipment.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states

15.	Net Income or Loss per Limited Partner Unit

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

Basic and diluted net income or loss per LPU is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the year. Diluted net income or loss per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 33,043 and 64,286 equivalent units during the years ended December 31, 2012 and 2011.

16.	Commitments and Contingent Liabilities

Litigation

Prospect — During the fourth quarter of 2011, we received a claim for arbitration (the “Claim”) filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC (together, the “Claimants”) against EE Group, LLC (“EE Group”) and a number of other parties that previously

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

owned, directly or indirectly, our Marysville NGL storage facility (collectively, the “Respondents”). EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons Holdings, LLC (“Marysville”) on December 30, 2010 (the “Acquisition”). The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. We acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and a 100% interest in EE Group, which owned the remaining 5% interest in Marysville. The Claimants seek, from the Respondents collectively, alleged actual, punitive and treble damages and disgorgement of profits, as well as fees and costs. The purchase agreements for the Acquisition contain indemnification and other provisions that may provide some protection to us for any breach of the representations, warranties and covenants made by the sellers in the Acquisition. In August 2012, we entered into a Settlement Agreement with the Claimants in which the Claimants have agreed that if an award is issued to the Claimants in the arbitration, the Claimants will not attempt to recover such an award from us. Notwithstanding that agreement, this matter is subject to the uncertainties inherent in any litigation, and the ultimate outcome of this matter may not be known for an extended period of time.

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

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

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

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $12.9 million, $13.1 million and $12.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2012:

(Millions)
2013	$10.8
2014	5.6
2015	3.5
2016	2.4
2017	1.1
Thereafter	0.9

Total minimum rental payments	$24.3

17.	Business Segments

Our operations are located in the United States and are organized into three reporting segments: Natural Gas Services; NGL Logistics; and Wholesale Propane Logistics.

Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas. The segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our Southeast Texas system, our East Texas system, our 75% interest in the Colorado system, our 40% interest in Discovery, and our 33.33% interest in the Eagle Ford system.

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

Wholesale Propane Logistics — Our Wholesale Propane Logistics segment provides services that include the receipt of propane by pipeline, rail or ship to our terminals that deliver the product to distributors. The segment consists of six owned rail terminals, one owned marine terminal, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

The following tables set forth our segment information:

Year Ended December 31, 2012:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$1,242.7	$63.5	$414.7	$—	$(0.2)	$1,720.7

Gross margin (a)	$314.0	$63.5	$41.7	$—	$—	$419.2
Operating and maintenance expense	(92.4)	(16.1)	(14.7)	—	—	(123.2)
Depreciation and amortization expense	(54.7)	(6.2)	(2.5)	—	—	(63.4)
General and administrative expense	—	—	—	(45.8)	—	(45.8)
Earnings from unconsolidated affiliates	17.6	11.3	—	—	—	28.9
Other operating income	—	0.5	—	—	—	0.5
Interest expense	—	—	—	(42.2)	—	(42.2)
Income tax expense (b)	—	—	—	(1.0)	—	(1.0)

Net income (loss)	184.5	53.0	24.5	(89.0)	—	173.0
Net income attributable to noncontrolling interests	(5.0)	—	—	—	—	(5.0)

Net income (loss) attributable to partners	$179.5	$53.0	$24.5	$(89.0)	$—	$168.0

Net unrealized gains on derivative instruments (c)	$19.8	$—	$1.5	$—	$—	$21.3

Capital expenditures	$185.0	$11.8	$3.6	$—	$—	$200.4

Acquisitions net of cash acquired	$657.6	$29.8	$—	$—	$—	$687.4

Investments in unconsolidated affiliates	$141.3	$42.7	$—	$—	$—	$184.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

Year Ended December 31, 2011:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$1,670.4	$56.6	$633.6	$—	$(2.2)	$2,358.4

Gross margin (a)	$322.3	$52.0	$51.1	$—	$—	$425.4
Operating and maintenance expense	(94.7)	(15.9)	(15.1)	—	—	(125.7)
Depreciation and amortization expense	(89.5)	(8.2)	(2.9)	—	—	(100.6)
General and administrative expense	—	—	—	(48.3)	—	(48.3)
Earnings from unconsolidated affiliates	22.7	—	—	—	—	22.7
Other operating income	—	0.5	—	—	—	0.5
Interest expense	—	—	—	(33.9)	—	(33.9)
Income tax expense (b)	—	—	—	(0.5)	—	(0.5)

Net income (loss)	160.8	28.4	33.1	(82.7)	—	139.6
Net income attributable to noncontrolling interests	(18.8)	—	—	—	—	(18.8)

Net income (loss) attributable to partners	$142.0	$28.4	$33.1	$(82.7)	$—	$120.8

Net unrealized gains on derivative instruments (c)	$41.8	$—	$0.3	$(2.2)	$—	$39.9

Capital expenditures	$151.8	$9.3	$4.6	$—	$—	$165.7

Acquisitions net of cash acquired	$145.2	$29.6	$—	$—	$—	$174.8

Investments in unconsolidated affiliates	$7.0	$—	$—	$—	$—	$7.0

Year Ended December 31, 2010:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,617.6	$17.6	$473.2	$—	$2,108.4

Gross margin (a)	$283.5	$12.9	$28.9	$—	$325.3
Operating and maintenance expense	(82.0)	(3.7)	(12.6)	—	(98.3)
Depreciation and amortization expense	(83.5)	(2.6)	(1.9)	(0.1)	(88.1)
General and administrative expense	—	—	—	(45.8)	(45.8)
Earnings from unconsolidated affiliates	23.0	0.8	—	—	23.8
Other operating income	2.0	—	3.0	—	5.0
Step acquisition – equity interest re-measurement gain	—	9.1	—	—	9.1
Interest expense	—	—	—	(29.1)	(29.1)
Income tax expense (b)	—	—	—	(1.5)	(1.5)

Net income (loss)	143.0	16.5	17.4	(76.5)	100.4
Net income attributable to noncontrolling interests	(9.2)	—	—	—	(9.2)

Net income (loss) attributable to partners	$133.8	$16.5	$17.4	$(76.5)	$91.2

Net unrealized gains on derivative instruments (c)	$(8.8)	$—	$(1.0)	$1.4	$(8.4)

Capital expenditures	$63.8	$11.5	$0.6	$—	$75.9

Acquisitions net of cash acquired	$78.8	$135.5	$67.8	$—	$282.1

Investments in unconsolidated affiliates	$2.3	$—	$—	$—	$2.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	December 31,
	2012	2011	2010
	(Millions)
Segment long-term assets:
Natural Gas Services	$2,133.9	$1,555.4	$1,469.3
NGL Logistics	339.7	250.1	221.7
Wholesale Propane Logistics (d)	105.0	104.2	101.7
Other (e)	84.3	14.0	4.1

Total long-term assets	2,662.9	1,923.7	1,796.8
Current assets	309.1	353.7	350.4

Total assets	$2,972.0	$2,277.4	$2,147.2

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	For the years ended December 31, 2011 and 2010, income tax expense relates primarily to the Texas margin tax and the Michigan business tax. The Michigan business tax was repealed in 2012; accordingly, income tax expense for the year ended December 31, 2012 relates primarily to the Texas margin tax.

(c)	Net unrealized gains or losses on derivative instruments represent non-cash derivative mark-to-market and is included in segment gross margin, along with cash settlements for our derivative contracts.

(d)	Our July 30, 2010 acquisition of an additional 50% interest in Black Lake from an affiliate of BP PLC brought our ownership interest in Black Lake to 100%. Prior to our acquisition of an additional 50% interest in Black Lake, we accounted for Black Lake under the equity method of accounting. Subsequent to this transaction we account for Black Lake as a consolidated subsidiary.

(e)	Other long-term assets not allocable to segments consist of restricted investments, unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics segment to our Wholesale Propane segment.

18.	Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
	(Millions)
Cash paid for interest and income taxes:
Cash paid for interest, net of amounts capitalized	$22.8	$17.2	$7.8
Cash paid for income taxes, net of income tax refunds	$0.7	$29.9	$0.9
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$18.3	$14.2	$6.3
Other non-cash additions of property, plant and equipment	$5.8	$3.0	$12.1
Accounts payable related to equity issuance costs	$0.2	$(0.2)	$0.2
Acquisition related contingent consideration	$—	$—	$3.1
Non-cash contribution from noncontrolling interests	$—	$—	$0.5
Non-cash contribution from DCP Midstream, LLC	$0.3	$—	$—
Non-cash change in parent advances	$—	$4.4	$—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

19.	Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2012 and 2011 were as follows (millions, except per unit amounts):

2012	First	Second	Third	Fourth	Year Ended December 31, 2012
Total operating revenues	$525.6	$413.7	$330.9	$450.5	$1,720.7
Operating income	$31.1	$89.4	$1.4	$65.4	$187.3
Net income	$24.0	$79.8	$1.9	$67.3	$173.0
Net income attributable to noncontrolling interests	$(0.7)	$(0.7)	$(0.6)	$(3.0)	$(5.0)
Net income attributable to partners	$23.3	$79.1	$1.3	$64.3	$168.0
Net income (loss) allocable to limited partners	$12.3	$68.9	$(9.5)	$52.5	$124.2
Basic and diluted net income (loss) per limited partner unit	$0.26	$1.33	$(0.16)	$0.87	$2.28

2011	First	Second	Third	Fourth	Year Ended December 31, 2011
Total operating revenues	$633.9	$575.6	$593.6	$555.3	$2,358.4
Operating income	$7.3	$60.3	$70.2	$13.5	$151.3
Net income	$3.5	$57.4	$68.1	$10.6	$139.6
Net income attributable to noncontrolling interests	$(3.5)	$(9.7)	$0.4	$(6.0)	$(18.8)
Net income attributable to partners	$—	$47.7	$68.5	$4.6	$120.8
Net income (loss) allocable to limited partners	$(11.4)	$35.3	$59.5	$(8.2)	$75.2
Basic net (loss) income per limited partner unit	$(0.28)	$0.80	$1.35	$(0.19)	$1.73

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

20.	Supplementary Information — Condensed Consolidating Financial Information

The following condensed consolidating financial information presents the results of operations, financial position and cash flows of DCP Midstream Partners, LP, or parent guarantor, DCP Midstream Operating LP, or subsidiary issuer, which is a 100% owned subsidiary, and non-guarantor subsidiaries, as well as the consolidating adjustments necessary to present DCP Midstream Partners, LP’s results on a consolidated basis. In conjunction with the universal shelf registration statements on Form S-3 filed with the SEC on May 26, 2010 and June 14, 2012, the parent guarantor has agreed to fully and unconditionally guarantee securities of the subsidiary issuer. For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

	Condensed Consolidating Balance Sheets December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.4	$0.9	$(3.0)	$1.3
Accounts receivable, net	—	—	181.3	—	181.3
Inventories	—	—	74.7	—	74.7
Other	—	—	51.8	—	51.8

Total current assets	—	3.4	308.7	(3.0)	309.1
Property, plant and equipment, net	—	—	1,727.4	—	1,727.4
Goodwill and intangible assets, net	—	—	290.7	—	290.7
Advances receivable — consolidated subsidiaries	873.2	1,424.2	—	(2,297.4)	—
Investments in consolidated subsidiaries	174.8	370.6	—	(545.4)	—
Investments in unconsolidated affiliates	—	—	558.0	—	558.0
Other long-term assets	—	10.6	76.2	—	86.8

Total assets	$1,048.0	$1,808.8	$2,961.0	$(2,845.8)	$2,972.0

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$0.2	$11.8	$224.4	$(3.0)	$233.4
Advances payable — consolidated subsidiaries	—	—	2,297.4	(2,297.4)	—
Long-term debt	—	1,620.3	—	—	1,620.3
Other long-term liabilities	—	1.9	33.2	—	35.1

Total liabilities	0.2	1,634.0	2,555.0	(2,300.4)	1,888.8

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,047.8	184.3	375.8	(545.4)	1,062.5
Accumulated other comprehensive loss	—	(9.5)	(5.2)	—	(14.7)

Total partners’ equity	1,047.8	174.8	370.6	(545.4)	1,047.8
Noncontrolling interests	—	—	35.4	—	35.4

Total equity	1,047.8	174.8	406.0	(545.4)	1,083.2

Total liabilities and equity	$1,048.0	$1,808.8	$2,961.0	$(2,845.8)	$2,972.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Balance Sheets December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3.6	$6.4	$(2.4)	$7.6
Accounts receivable, net	—	—	214.8	—	214.8
Inventories	—	—	87.9	—	87.9
Other	—	—	43.4	—	43.4

Total current assets	—	3.6	352.5	(2.4)	353.7
Property, plant and equipment, net	—	—	1,499.4	—	1,499.4
Goodwill and intangible assets, net	—	—	299.1	—	299.1
Advances receivable — consolidated subsidiaries	370.7	597.2	—	(967.9)	—
Investments in consolidated subsidiaries	515.2	679.3	—	(1,194.5)	—
Investments in unconsolidated affiliates	—	—	107.1	—	107.1
Other long-term assets	—	5.6	12.5	—	18.1

Total assets	$885.9	$1,285.7	$2,270.6	$(2,164.8)	$2,277.4

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$18.7	$364.2	$(2.4)	$380.5
Advances payable — consolidated subsidiaries	—	—	967.9	(967.9)	—
Long-term debt	—	746.8	—	—	746.8
Other long-term liabilities	—	5.0	46.8	—	51.8

Total liabilities	—	770.5	1,378.9	(970.3)	1,179.1

Commitments and contingent liabilities
Equity:
Partners’ equity
Predecessor equity	—	—	257.4	—	257.4
Net equity	885.9	534.6	423.7	(1,194.5)	649.7
Accumulated other comprehensive loss	—	(19.4)	(1.8)	—	(21.2)

Total partners’ equity	885.9	515.2	679.3	(1,194.5)	885.9
Noncontrolling interests	—	—	212.4	—	212.4

Total equity	885.9	515.2	891.7	(1,194.5)	1,098.3

Total liabilities and equity	$885.9	$1,285.7	$2,270.6	$(2,164.8)	$2,277.4

(a)	The financial information as of December 31, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,465.9	$—	$1,465.9
Transportation, processing and other	—	—	185.0	—	185.0
Gains from commodity derivative activity, net	—	—	69.8	—	69.8

Total operating revenues	—	—	1,720.7	—	1,720.7

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,301.5	—	1,301.5
Operating and maintenance expense	—	—	123.2	—	123.2
Depreciation and amortization expense	—	—	63.4	—	63.4
General and administrative expense	—	—	45.8	—	45.8
Other income	—	—	(0.5)	—	(0.5)

Total operating costs and expenses	—	—	1,533.4	—	1,533.4

Operating income	—	—	187.3	—	187.3
Interest expense, net	—	(41.9)	(0.3)	—	(42.2)
Earnings from unconsolidated affiliates	—	—	28.9	—	28.9
Earnings from consolidated subsidiaries	168.0	209.9	—	(377.9)	—

Income before income taxes	168.0	168.0	215.9	(377.9	174.0
Income tax expense	—	—	(1.0)	—	(1.0)

Net income	168.0	168.0	214.9	(377.9)	173.0
Net income attributable to noncontrolling interests	—	—	(5.0)	—	(5.0)

Net income attributable to partners	$168.0	$168.0	$209.9	$(377.9)	$168.0

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$168.0	$168.0	$214.9	$(377.9)	$173.0
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	10.6	—	—	10.6
Net unrealized (losses) gains on cash flow hedges	—	(0.7)	0.8	—	0.1
Net unrealized (losses) gains on cash flow hedges — predecessor operations	—	—	(0.6)	—	(0.6)
Other comprehensive income from consolidated subsidiaries	10.1	0.2	—	(10.3)	—

Total other comprehensive income	10.1	10.1	0.2	(10.3)	10.1

Total comprehensive income	178.1	178.1	215.1	(388.2)	183.1
Total comprehensive income attributable to noncontrolling interests	—	—	(5.0)	—	(5.0)

Total comprehensive income attributable to partners	$178.1	$178.1	$210.1	$(388.2)	$178.1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,178.5	$—	$2,178.5
Transportation, processing and other	—	—	172.2	—	172.2
Gains from commodity derivative activity, net	—	—	7.7	—	7.7

Total operating revenues	—	—	2,358.4	—	2,358.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,933.0	—	1,933.0
Operating and maintenance expense	—	—	125.7	—	125.7
Depreciation and amortization expense	—	—	100.6	—	100.6
General and administrative expense	—	—	48.3	—	48.3
Other income	—	—	(0.5)	—	(0.5)

Total operating costs and expenses	—	—	2,207.1	—	2,207.1

Operating income	—	—	151.3	—	151.3
Interest expense, net	—	(33.5)	(0.4)	—	(33.9)
Earnings from unconsolidated affiliates	—	—	22.7	—	22.7
Earnings from consolidated subsidiaries	120.8	154.3	—	(275.1)	—

Income before income taxes	120.8	120.8	173.6	(275.1)	140.1
Income tax expense	—	—	(0.5)	—	(0.5)

Net income	120.8	120.8	173.1	(275.1)	139.6
Net income attributable to noncontrolling interests	—	—	(18.8)	—	(18.8)

Net income attributable to partners	$120.8	$120.8	$154.3	$(275.1)	$120.8

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Comprehensive Income Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$120.8	$120.8	$173.1	$(275.1)	$139.6
Other comprehensive income (loss):
Reclassification of cash flow hedges into earnings	—	20.4	0.3	—	20.7
Net unrealized losses on cash flow hedges	—	(12.4)	(0.9)	—	(13.3)
Net unrealized losses on cash flow hedges — predecessor operations	—	—	(1.8)	—	(1.8)
Other comprehensive income (loss) from consolidated subsidiaries	5.6	(2.4)	—	(3.2)	—

Total other comprehensive income (loss)	5.6	5.6	(2.4)	(3.2)	5.6

Total comprehensive income	126.4	126.4	170.7	(278.3)	145.2
Total comprehensive income attributable to noncontrolling interests	—	—	(18.8)	—	(18.8)

Total comprehensive income attributable to partners	$126.4	$126.4	$151.9	$(278.3)	$126.4

(a)	The financial information as of December 31, 2011 includes the results of Southeast Texas, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Operations Year Ended December 31, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,975.1	$—	$1,975.1
Transportation, processing and other	—	—	130.3	—	130.3
Gains from commodity derivative activity, net	—	—	3.0	—	3.0

Total operating revenues	—	—	2,108.4	—	2,108.4

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,783.1	—	1,783.1
Operating and maintenance expense	—	—	98.3	—	98.3
Depreciation and amortization expense	—	—	88.1	—	88.1
General and administrative expense	—	0.2	45.6	—	45.8
Step acquisition — equity interest re-measurement gain	—	—	(9.1)	—	(9.1)
Other income	—	—	(5.0)	—	(5.0)

Total operating costs and expenses	—	0.2	2,001.0	—	2,001.2

Operating (loss) income	—	(0.2)	107.4	—	107.2
Interest expense, net	—	(28.8)	(0.3)	—	(29.1)
Earnings from unconsolidated affiliates	—	—	23.8	—	23.8
Earnings from consolidated subsidiaries	91.2	120.2	—	(211.4)	—

Income before income taxes	91.2	91.2	130.9	(211.4)	101.9
Income tax expense	—	—	(1.5)	—	(1.5)

Net income	91.2	91.2	129.4	(211.4)	100.4
Net income attributable to noncontrolling interests	—	—	(9.2)	—	(9.2)

Net income attributable to partners	$91.2	$91.2	$120.2	$(211.4)	$91.2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Comprehensive Income Year Ended December 31, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$91.2	$91.2	$129.4	$(211.4)	$100.4
Other comprehensive income:
Reclassification of cash flow hedges into earnings	—	22.4	0.5	—	22.9
Net unrealized losses on cash flow hedges	—	(18.7)	—	—	(18.7)
Other comprehensive income (loss) from consolidated subsidiaries	4.2	0.5	—	(4.7)	—

Total other comprehensive income	4.2	4.2	0.5	(4.7)	4.2

Total comprehensive income	95.4	95.4	129.9	(216.1)	104.6
Total comprehensive income attributable to noncontrolling interests	—	—	(9.2)	—	(9.2)

Total comprehensive income attributable to partners	$95.4	$95.4	$120.7	$(216.1)	$95.4

(a)	The financial information as of December 31, 2010 includes the results of our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfers occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2012
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(273.9)	$(865.8)	$1,265.2	$(0.6)	$124.9

INVESTING ACTIVITIES:
Capital expenditures	—	—	(200.4)	—	(200.4)
Acquisitions, net of cash acquired	—	—	(687.4)	—	(687.4)
Investments in unconsolidated affiliates	—	—	(184.0)	—	(184.0)
Return of investment from unconsolidated affiliate	—	—	1.0	—	1.0
Proceeds from sale of assets	—	—	0.3	—	0.3

Net cash used in investing activities	—	—	(1,070.5)	—	(1,070.5)

FINANCING ACTIVITIES:
Proceeds from debt	—	2,664.8	—	—	2,664.8
Payments of debt	—	(1,791.5)	—	—	(1,791.5)
Payment of deferred financing costs	—	(7.7)	—	—	(7.7)
Proceeds from issuance of common units, net of offering costs	455.2	—	—	—	455.2
Excess purchase price over acquired unconsolidated affiliates and NGL Hedges	—	—	(192.8)	—	(192.8)
Net change in advances to predecessor from DCP Midstream LLC	—	—	(11.5)	—	(11.5)
Distributions to common unitholders and general partner	(181.3)	—	—	—	(181.3)
Distributions to noncontrolling interests	—	—	(6.2)	—	(6.2)
Contributions from DCP Midstream, LLC	—	—	10.3	—	10.3

Net cash provided by (used in) financing activities	273.9	865.6	(200.2)	—	939.3

Net change in cash and cash equivalents	—	(0.2)	(5.5)	(0.6)	(6.3)
Cash and cash equivalents, beginning of year	—	3.6	6.4	(2.4)	7.6

Cash and cash equivalents, end of year	$—	$3.4	$0.9	$(3.0)	$1.3

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(37.3)	$(92.7)	$391.7	$(0.9)	$260.8

INVESTING ACTIVITIES:
Capital expenditures	—	—	(165.7)	—	(165.7)
Acquisitions, net of cash acquired	—	—	(174.8)	—	(174.8)
Investments in unconsolidated affiliates	—	—	(7.0)	—	(7.0)
Return of investment from unconsolidated affiliate	—	—	1.6	—	1.6
Proceeds from sale of assets	—	—	5.2	—	5.2

Net cash used in investing activities	—	—	(340.7)	—	(340.7)

FINANCING ACTIVITIES:
Proceeds from debt	—	1,524.0	—	—	1,524.0
Payments of debt	—	(1,425.0)	—	—	(1,425.0)
Payment of deferred financing costs	—	(4.2)	—	—	(4.2)
Proceeds from issuance of common units, net of offering costs	169.7	—	—	—	169.7
Excess purchase price over acquired unconsolidated affiliates	—	—	(35.7)	—	(35.7)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	10.9	—	10.9
Distributions to common unitholders and general partner	(132.4)	—	—	—	(132.4)
Distributions to noncontrolling interests	—	—	(44.8)	—	(44.8)
Contributions from noncontrolling interests	—	—	18.3	—	18.3

Net cash provided by (used in) financing activities	37.3	94.8	(51.3)	—	80.8

Net change in cash and cash equivalents	—	2.1	(0.3)	(0.9)	0.9
Cash and cash equivalents, beginning of year	—	1.5	6.7	(1.5)	6.7

Cash and cash equivalents, end of year	$—	$3.6	$6.4	$(2.4)	$7.6

(a)	The financial information as of December 31, 2011 includes the results of our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfers occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

	Condensed Consolidating Statements of Cash Flows Year Ended December 31, 2010 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(87.4)	$(42.9)	$293.4	$(0.7)	$162.4

INVESTING ACTIVITIES:
Capital expenditures	—	—	(75.9)	—	(75.9)
Acquisitions, net of cash acquired	—	—	(282.1)	—	(282.1)
Investments in unconsolidated affiliates	—	—	(2.3)	—	(2.3)
Return of investment from unconsolidated affiliate	—	—	1.2	—	1.2
Proceeds from sale of assets	—	—	3.5	—	3.5
Proceeds from sales of available-for-sale securities	—	10.1	—	—	10.1

Net cash provided by (used in) investing activities	—	10.1	(355.6)	—	(345.5)

FINANCING ACTIVITIES:
Proceeds from debt	—	868.2	—	—	868.2
Payments of debt	—	(833.4)	—	—	(833.4)
Payment of deferred financing costs	—	(2.1)	—	—	(2.1)
Proceeds from issuance of common units, net of offering costs	189.3	—	—	—	189.3
Net change in advances to predecessor from DCP Midstream, LLC	—	—	82.3	—	82.3
Distributions to common unitholders and general partner	(101.9)	—	—	—	(101.9)
Distributions to noncontrolling interests	—	—	(25.6)	—	(25.6)
Contributions from noncontrolling interests	—	—	13.8	—	13.8
Contributions from DCP Midstream, LLC	—	—	0.6	—	0.6
Purchase of additional interest in a subsidiary	—	—	(3.5)	—	(3.5)

Net cash provided by (used in) financing activities	87.4	32.7	67.6	—	187.7

Net change in cash and cash equivalents	—	(0.1)	5.4	(0.7)	4.6
Cash and cash equivalents, beginning of year	—	1.6	1.3	(0.8)	2.1

Cash and cash equivalents, end of year	$—	$1.5	$6.7	$(1.5)	$6.7

(a)	The financial information as of December 31, 2010 includes the results of our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfers occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010 — (Continued)

21.	Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Balance at Beginning of	Charged to Consolidated Statements of	Charged to Other	Deductions/	Balance at End of
	Period	Operations	Accounts	Other	Period
	(Millions)
December 31, 2012
Allowance for doubtful accounts	$0.3	$—	$—	$—	$0.3
Environmental	2.0	0.1	—	(0.2)	1.9
Litigation	—	—	—	—	—
Other (a)	0.5	—	—	(0.3)	0.2

	$2.8	$0.1	$—	$(0.5)	$2.4

December 31, 2011
Allowance for doubtful accounts	$0.5	$—	$—	$(0.2)	$0.3
Environmental	1.9	0.4	—	(0.3)	2.0
Litigation	0.2	0.1	—	(0.3)	—
Other (a)	—	0.5	—	—	0.5

	$2.6	$1.0	$—	$(0.8)	$2.8

December 31, 2010
Allowance for doubtful accounts	$0.5	$—	$—	$—	$0.5
Environmental	1.1	1.0	—	(0.2)	1.9
Litigation	2.4	0.3	—	(2.5)	0.2
Other (a)	0.1	—	1.0	(1.1)	—

	$4.1	$1.3	$1.0	$(3.8)	$2.6

(a)	Principally consists of reserves against other long-term assets, which are included in other long-term assets, and other contingency liabilities, which are included in other current liabilities, and the recognition and re-measurement of the fair value of contingent consideration.

22.	Subsequent Events

On January 28, 2013, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.69 per unit, which was paid on February 14, 2013, to unitholders of record on February 7, 2013.

On February 27, 2013, we entered into an agreement with DCP Midstream, LLC to acquire an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, and a fixed price commodity derivative hedge for a three-year period for aggregate consideration of $626.0 million, subject to customary working capital and other purchase price adjustments. We will also contribute our proportionate share of the capital spent to date to the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23.3 million. DCP Midstream, LLC will also provide a twenty-seven month direct commodity price hedge for our additional 46.67% interest in the project. The transaction is expected to close in March 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2012.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in “Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.” Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

DCP Midstream GP, LLC

Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and includes explanatory paragraphs referring to (a) the preparation of the portion of the DCP Midstream Partners, LP consolidated financial statements attributable to Discovery Producer Services, LLC, (b) the retrospective adjustment for the acquisition by DCP Midstream Partners, LP of the 100% ownership interest in DCP Southeast Texas Holdings, GP, of which 33.33% and 66.67% was acquired on January 1, 2011 and March 30, 2012, respectively, from DCP Midstream, LLC, which was accounted for in a manner similar to a pooling of interests, and (c) the preparation of the portion of the consolidated financial statements attributable to DCP Southeast Texas Holdings, GP from the separate records maintained by DCP Midstream, LLC.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 27, 2013

Item 9B.	Other Information

No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2012.

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

Board of Directors and Officers

The board of directors of our General Partner that oversees our operations currently has nine members, four of whom are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the board of directors of our General Partner has established an audit committee consisting of four independent members of the board, a special committee to address conflict situations and a compensation committee. However, the compensation committee was discontinued starting in 2013 and compensation decisions are now made by the board of directors with recommendations by the compensation committee of the board of directors of DCP Midstream, LLC.

Our General Partner’s board of directors annually reviews the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with our General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with our General Partner.

The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business and devoting all of their time to our business and affairs, except Mark A. Borer, the former CEO and President, who devoted more than 90% of his time to our business and affairs. In August 2012, the board of directors of our General Partner appointed William S. Waldheim as President and on January 1, 2013, appointed Wouter T. van Kempen as CEO. Mr. van Kempen is also the President and CEO of DCP Midstream, LLC, the owner of the General Partner. Mr. Waldheim will devote all of his time to our business and affairs. Mr. van Kempen is expected to spend less than 10% of his time on our matters and we will reimburse DCP Midstream, LLC for the allocated portion of his time that he spends on our matters in the Services Agreement, which we expect to be less than $100,000 in 2013. We also utilize employees of DCP Midstream, LLC to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC under the Services Agreement.

We currently expect that after March 1, 2013, Mr. O’Connor will retire from DCP Midstream, LLC and become a non-executive Chairman of the board of directors of our General Partner. In connection with that change, Mr. O’Connor will be a party to an agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC will compensate Mr. O’Connor for his services to us and DCP Midstream, LLC in an amount equal to $13,886 per month through the end of 2013, plus two bonus retention payments of $500,000 each for his service as non-executive Chairman of the board of directors of our General Partner.

Meeting Attendance and Preparation

The board of directors met 10 times in 2012 and members of the board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they serve, either in person or telephonically, during 2012. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Directors and Executive Officers

The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with DCP Midstream GP, LLC
Thomas C. O’Connor	57	Chairman of the Board and Director
Wouter T. van Kempen	43	Chief Executive Officer
William S. Waldheim	56	President and Director
Rose M. Robeson	52	Senior Vice President and Chief Financial Officer
Michael S. Richards	53	Vice President, General Counsel and Secretary
Paul F. Ferguson, Jr.	63	Director
R. Mark Fiedorek	50	Director
Greg G. Maxwell	56	Director
Frank A. McPherson	79	Director
Thomas C. Morris	72	Director
Stephen R. Springer	66	Director
Andy Viens	58	Director

Directors hold office for one year or until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.

Thomas C. O’Connor was elected Chairman of the Board of DCP Midstream GP, LLC in September 2008, and has been a director of DCP Midstream GP, LLC since December 2007. Mr. O’Connor has over 21 years of experience in the natural gas industry with Duke Energy prior to joining DCP Midstream, LLC in November 2007 as Chairman of the Board, President and CEO. Mr. O’Connor resigned as President and CEO of DCP Midstream, LLC in January 2013, but remains as Chairman of the Board. Mr. O’Connor joined Duke Energy in 1987 where he served in a variety of positions in the company’s natural gas and pipeline operations units. After serving in a number of leadership positions with Duke Energy, he was named President and Chief Executive Officer of Duke Energy Gas Transmission in 2002 and he was named Group Vice President of corporate strategy at Duke Energy in 2005. In 2006, he became Group Executive and Chief Operating Officer of U.S. Franchised Electric and Gas and later in 2006, was named Group Executive and President of Commercial Businesses at Duke Energy. Mr. O’Connor has served on the board of directors of Tesoro Logistics, LP since 2011.

Wouter T. van Kempen was elected Chief Executive Officer of DCP Midstream GP, LLC on January 1, 2013. Mr. van Kempen is also the President and Chief Executive Officer for DCP Midstream, LLC, the owner of our General Partner, since January 1, 2013. Mr. van Kempen was previously the President and Chief Operating Officer of DCP Midstream, LLC from September 2012 until January 1, 2013. Prior to that time, Mr. van Kempen was President, Gathering and Processing, of DCP Midstream from January 2012 to August 2012, President, Midcontinent & Permian Business Units, and Chief Development Officer from June 2011 to December 2011 and President, Midcontinent, and Chief Development Officer from August 2010 to May 2011. Prior to joining DCP Midstream in 2010, Mr. van Kempen was President of Duke Energy Generation Services from September 2006 to July 2010 and Vice President of Mergers and Acquisitions from December 2005 to September 2006. Mr. van Kempen joined Duke Energy in 2003 and served in a number of management positions. Prior to Duke Energy, Mr. van Kempen was employed by General Electric, where he served in increasing roles of responsibility becoming the staff executive for corporate mergers and acquisitions in 1999. Mr. Van Kempen graduated from Erasmus University Rotterdam with a master’s degree in business economics. He has extensive business and financial training from General Electric, Harvard Business School, Kellogg Graduate School and IMD International Switzerland.

William S. Waldheim was elected President of DCP Midstream GP, LLC in September 2012 and was elected as a director in January 2013. Prior to that time, Mr. Waldheim was President, NGL, of DCP

Midstream, LLC and served in that position since 2011. Prior to that time, Mr. Waldheim was President of DCP Midstream, LLC’s northern business unit since 2009 where he was responsible for executive management of commercial and operations of the assets in the Midcontinent, Rocky Mountain, Michigan and Gulf Coast regions as well as the downstream marketing of gas, NGLs and condensate. From 1999 to 2009, Mr. Waldheim served in a variety of commercial and operational executive management positions at DCP Midstream. Prior to joining DCP Midstream, Mr. Waldheim served in a number of executive management positions with Union Pacific Fuels, Inc. Mr. Waldheim has over 30 years of experience in the energy industry and has previously served on the boards of various energy industry groups including the National Propane Gas Association and the Propane Education & Research Council. Mr. Waldheim currently serves on the board of directors of the Colorado Oil & Gas Association and the Rocky Mountain Chapter of Junior Achievement.

Rose M. Robeson was elected Senior Vice President and CFO of DCP Midstream GP, LLC in May 2012. Ms. Robeson was previously Group Vice President and Chief Financial Officer of DCP Midstream, LLC, from February 2002 through May 2012. Prior to that time, she was Vice President, Treasurer of DCP Midstream, LLC from 2000 to 2002. Prior to joining DCP Midstream, LLC, Ms. Robeson was with Kinder Morgan (formerly KN Energy, Inc.) from 1996 to 2000, where she served as Vice President and Treasurer from 1998 to 2000. Prior that time, she served in a number of finance positions at Total Petroleum (North America) Ltd. from 1987 to 1996. She began her career as a certified public accountant with Ernst & Young. Ms. Robeson has over 30 years of experience in finance and over 25 years of experience in the energy industry.

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

Paul F. Ferguson, Jr. was elected as a director of DCP Midstream GP, LLC in November 2005. Mr. Ferguson currently serves as Chairman of the Audit Committee of the board of directors. He served as Senior Vice President and Treasurer of Duke Energy from June 1997 to June 1998, when he retired. Mr. Ferguson served as Senior Vice President and Chief Financial Officer of PanEnergy Corp. from September 1995 to June 1997. He held various other financial positions with PanEnergy Corp. from 1989 to 1995 and served as Treasurer of Texas Eastern Corporation from 1988 to 1989. Mr. Ferguson was a director of the general partner of TEPPCO Partners, L.P. where he was a member of the compensation, audit and special committees from October 2004 until his resignation in 2005.

R. Mark Fiedorek was elected as a director of DCP Midstream GP, LLC in May 2012. Mr. Fiedorek is currently the President of Spectra Energy Transmission’s western Canadian operations, a position he has been in since January 2013. Mr. Fiedorek joined Spectra Energy in 1988 and has served in a number of management positions primarily in the supply, planning, operations and marketer services areas.

Greg G. Maxwell was elected as a director of DCP Midstream GP, LLC in May 2012. Mr. Maxwell is the Executive Vice President and Chief Financial Officer for Phillips 66. Prior to being named to his current role, Mr. Maxwell served as Senior Vice President, Chief Financial Officer and Controller for Chevron Phillips Chemical Company, where he also previously served as Vice President and Controller from 2000. Prior to joining Chevron Phillips Chemical Company, Mr. Maxwell was at Phillips Petroleum Company since 1978 where he served in a number of staff accounting and corporate development positions with increasing responsibility.

Frank A. McPherson was elected as a director of DCP Midstream GP, LLC in December 2005. Mr. McPherson retired as Chairman and Chief Executive Officer from Kerr McGee Corporation in 1997 after a 40-year career with the company. Mr. McPherson was Chairman and Chief Executive Officer of Kerr McGee from 1983 to 1997. Prior to that, he served in various capacities in management of Kerr McGee. Mr. McPherson joined Kerr McGee in 1957. Mr. McPherson served on the boards of Tri Continental Corporation, Seligman Group of Mutual Funds, ConocoPhillips, Kimberly Clark Corporation, MAPCO Inc., Bank of Oklahoma, the Federal Reserve Bank of Kansas City and the American Petroleum Institute. He also served on the boards of several non-profit organizations in Oklahoma.

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

Andy Viens was elected as a director of DCP Midstream GP, LLC in July 2012. Mr. Viens is currently the President of Global Marketing for Phillips 66. Prior to being named to his current role, Mr. Viens served as President of Global Marketing for ConocoPhillips since 2010. Prior to that time, Mr. Viens served in a variety of capacities at ConocoPhillips including as President, U.S. Marketing and General Manager, Commercial Marine. Prior to joining ConocoPhillips, he was with Tosco where he served in various marketing roles.

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

Thomas C. O’Connor — We believe Mr. O’Connor is a suitable member of the board of directors as he brings to the company over two decades of industry experience, and has significant management experience in natural gas and pipeline transmission operations.

William S. Waldheim — We believe Mr. Waldheim is a suitable member of the board of directors because of his extensive industry experience and his extensive knowledge and experience about our assets as President of DCP Midstream GP, LLC and in his prior management experience with DCP Midstream, LLC.

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

R. Mark Fiedorek — We believe that Mr. Fiedorek is a suitable member of the board of directors because of his extensive industry experience and executive management experience including his positions with Spectra Energy in natural gas transmission, and in the supply, operations and marketing of natural gas.

Andy Viens — We believe that Mr. Viens is a suitable member of the board of directors because of his extensive industry experience and executive management experience including his marketing positions at Phillips 66 and ConocoPhillips.

Greg G. Maxwell — We believe that Mr. Maxwell is a suitable member of the board of directors because of his extensive industry experience and the knowledge of industry accounting and financial practices he has gained as CFO for Phillips 66 and prior to that, as CFO and controller for Chevron Phillips Chemical Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of any class of our equity securities, to file with the Securities and Exchange Commission, or SEC, and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Directors, executive officers and greater than 10% unitholders are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of reports and amendments thereto, furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to such reporting persons were complied with except that William Waldheim, an executive officer, filed an amended Form 3 on September 24, 2012 that included the late reporting of 1,098 Common Units that had been omitted from his Form 3 filed on September 6, 2012.

Audit Committee

The board of directors of our General Partner has a standing audit committee. The audit committee is composed of four non-management directors, Paul F. Ferguson, Jr. (chairman), Frank A. McPherson, Thomas C. Morris and Stephen R. Springer, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the NYSE and our Code of Business Ethics. Among other factors, the board considered current or previous employment with us, our auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with us. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

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

Special Committee

The board of directors of our General Partner has a standing special committee, which is comprised of four non-management directors, Stephen R. Springer (chairman), Paul F. Ferguson, Jr., Frank A. McPherson and Thomas C. Morris. The special committee will review specific matters that the board believes may involve conflicts of interest. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets at each quarterly meeting of the board of directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934, as amended. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

Compensation Committee

The board of directors of our General Partner had a standing compensation committee through 2012. The compensation committee was discontinued starting in 2013 and compensation decisions are now made by the board of directors. The board of directors will now oversee compensation decisions for the officers of our General Partner and administer the Long-Term Incentive Plan, selecting individuals to be granted equity-based awards from among those eligible to participate.

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

Copies of our Corporate Governance Guidelines, our Code of Business Ethics, our Audit Committee Charter and our Compensation Committee Charter are available on our website at www.dcppartners.com. Copies of these items are also available free of charge in print to any unitholder who sends a request to the office of the Secretary of DCP Midstream Partners, LP at 370 17th Street, Suite 2500, Denver, Colorado 80202.

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

Unitholders or interested parties may communicate with any and all members of our board, including our non-management directors, or any committee of our board, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the board or any committee of the board at the following address and fax number: Name of the Director(s), c/o Secretary, DCP Midstream Partners, LP, 370 17th Street, Suite 2500, Denver, Colorado 80202, fax number (303) 633-2921.

NYSE Annual Certification

On March 23, 2012, Mark A. Borer, our Chief Executive Officer at that time, certified to the NYSE, as required by NYSE rules, that as of March 23, 2012, he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.

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

•

based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission; and

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

For the year ended December 31, 2012, the named executive officers, or NEOs, for our General Partner were Mark A. Borer, former Chief Executive Officer (Principal Executive Officer), William S. Waldheim, President, Rose M. Robeson, Senior Vice President and Chief Financial Officer (Principal Financial Officer), Angela A. Minas, former Vice President and Chief Financial Officer (former Principal Financial Officer), Michael S. Richards, Vice President, General Counsel and Secretary. Effective January 1, 2013, Wouter T. van Kempen was appointed as Chief Executive Officer (Principal Executive Officer) of our General Partner. All of the General Partner’s employees are solely dedicated to our operations and management, except the Chief Executive Officer, or CEO, who, as of January 1, 2013, devotes less than a majority of his time to our operations and management.

The General Partner has not entered into employment agreements with any of the named executive officers. The board of directors of our General Partner now establishes the compensation program for its employees based on recommendations from the compensation committee of the DCP Midstream, LLC board of directors. Our General Partner had a compensation committee through 2012, but that committee was discontinued in January 2013. Unless otherwise specified, when we refer herein to the “compensation committee,” we are referring to the compensation committee of our General Partner in respect of the compensation process in 2012 and to the compensation committee of DCP Midstream, LLC for the compensation process in 2013.

Compensation Decisions

For 2013, with the exception of compensation for our CEO, all compensation decisions concerning the officers and employees dedicated to our operations and management will be made by the board of directors of the General Partner upon recommendations from the compensation committee. The CEO’s compensation decisions will be made by the compensation committee. The board of directors’ responsibilities on compensation matters include the following:

•	annually review the Partnership’s goals and objectives relevant to compensation of the President and other NEOs;

•	annually evaluate the NEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the NEOs;

•

periodically evaluate the terms and administration of the Partnership’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director and NEO compensation; and

•	annually review the compensation of the non-employee directors.

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

Methodology — Advisors and Peer Companies

The board of directors of our General Partner and the compensation committee review data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation. With respect to NEO compensation, the board of directors of our General Partner and the DCP Midstream, LLC compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2011, we engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2012. We consider BDO to be independent of the Partnership and therefore, the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2011 Towers Watson General Industry Executive Compensation Survey, or the Towers Watson survey.

The study was comprised of the following peer companies:

Atlas Pipeline Partners, L.P.	Magellan Midstream Partners, L.P.
Boardwalk Pipeline Partners, L.P.	MarkWest Energy Partners, L.P.
Buckeye Partners, L.P.	NuStar Energy L.P.
Copano Energy, L.L.C.	ONEOK Partners, L.P.
Crosstex Energy, L.P.	Penn Virginia Resource Partners, L.P.
Eagle Rock Energy Partners, L.P.	Plains All American Pipeline, L.P.
El Paso Pipeline Partners, L.P.	Regency Energy Partners, L.P.
Enbridge Energy Partners, L.P.	Spectra Energy Partners, L.P.
Enterprise Products Partners L.P.	Sunoco Logistics Partners, L.P.
Genesis Energy, L.P.	Targa Resources Partners, L.P.
Inergy, L.P.	Western Gas Partners, L.P.
Kinder Morgan Energy Partners, L.P.	Williams Partners, L.P.

Studies such as this generally include only the most highly compensated officers of each company, which correlates with our General Partner’s NEOs. The results of this study, as well as other factors such as our targeted performance objectives, served as a benchmark for establishing our total direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our General Partner’s NEOs, we used the median amount for peer positions from the BDO study and the data point that represents the 50th percentile of the market in the Towers Watson survey.

Components of Compensation

The total annual direct compensation program for executives of the General Partner consists of three components: (1) base salary; (2) an annual short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based grant under our long-term incentive plan, or LTIP, which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2012, this allocation for targeted compensation of our General Partner’s NEOs was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
Mark A. Borer, former CEO	34%	21%	45%
William S. Waldheim, President	35%	21%	44%
Rose M. Robeson, Senior Vice President and Chief Financial Officer, or CFO	40%	20%	40%
Angela A. Minas, former Vice President and CFO	44%	20%	36%
Michael S. Richards, Vice President, General Counsel and Secretary	44%	20%	36%

In allocating compensation among these components, we believe a significant portion of the compensation of the executive officers should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the BDO study of the companies named above. Each component of compensation is further described below.

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

The base salaries for executives are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. The board of directors of our General Partner annually considers and approves a merit increase in base salary based upon the results of this performance review process. Merit increases are based on review of performance in certain categories, including: business values, safety, health and environment, leadership, operational results, project results, attitude, ability and knowledge. The board of directors of our General Partner approved increases in NEO base salaries for 2012 ranging from 3.0% to 6.2%. The base salaries paid to our NEOs are set forth in the “Summary Compensation” table below.

Annual Short-Term Cash Incentive — Under the STI, annual cash incentives are provided to executives to promote the achievement of our performance objectives. Target incentive opportunities for executives under the STI are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation at the market median for executive officers in comparable positions when target performance is achieved, below the market median when performance is less than target and above the market median when performance exceeds target. The BDO study was used to determine the competitiveness of the incentive opportunity for comparable positions. STI payments are generally paid in cash in March of each year for the prior fiscal year’s performance.

In 2012, the STI objectives for each NEO were initially designed and proposed by each NEO, working with the Chairman of the General Partner’s board of directors, in the case of the CEO and President, and with the President in the case of the other NEOs, with objectives that are both Partnership-oriented and individually-oriented. These objectives are intended to promote the achievement of performance objectives of the Partnership. Historically, the Partnership objectives account for 75% of the award and the personal objectives account for 25% of the award. Personal objectives focus on specific objectives to be targeted by each NEO for that particular calendar year. The NEOs are involved in developing these objectives because they best understand the immediate objectives required for the Partnership’s success. Nevertheless, all proposed objectives are first reviewed and revised by the Chairman of the board of directors for the CEO and by the CEO for the other NEOs. The CEO’s objectives are subsequently reviewed and approved by the compensation committee and ultimately by the General Partner’s board of directors. In 2012, the STI objectives approved by the General Partner’s compensation committee and board of directors were divided as follows: (1) Partnership objectives accounted for 80% of the STI and (2) personal objectives accounted for 20% of the STI. All STI objectives are subject to change each year. The target STI opportunities for 2012 as a percentage of base salary were as follows:

2012 Targeted STI Opportunity
Mark A. Borer, former CEO	60%
William S. Waldheim, President	60%
Rose M. Robeson, Senior Vice President and CFO	50%
Angela A. Minas, former Vice President and CFO	45%
Michael S. Richards, Vice President, General Counsel and Secretary	45%

For 2012, there were five stated Partnership objectives under the STI which accounted for 80% of the total STI. The stated Partnership objectives for each NEO are described below and were weighted as indicated for each NEOs.

2012 Target STI Payment Opportunity for Partnership Objectives

STI Partnership Objectives	Mr. Borer	Mr. Waldheim (a)	Ms. Robeson (b)	Ms. Minas	Mr. Richards
1) Distributable Cash Flow in 2012 Budget	30%	—	30%	30%	30%
2) Distribution Growth	20%	—	20%	20%	20%
3) Total Shareholder Return vs. Peers	15%	—	15%	15%	15%
4) Recordable Injury Rate (RIR)	10%	—	10%	10%	10%
5) Title V Environmental Deviations	5%	—	5%	5%	5%

Percentage of Total STI	80%	—	80%	80%	80%

(a)	Mr. Waldheim was appointed as the General Partner’s President effective September 1, 2012, however, he did not participate in the Partnership’s STI program for the duration of 2012.

(b)	Ms. Robeson participated in the Partnership’s STI program pro rata for 2012 based on the portion of the year she worked for the Partnership beginning with her appointment effective May 11, 2012.

1.	Distributable Cash Flow in 2012 Budget. The achievement of our budget for distributable cash flow excluding capitalized interest, non-cash mark-to-market impacts and any one-time transactions costs. We define distributable cash flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities. As a publicly traded limited partnership, our performance is generally judged on our ability to pay cash distributions to our unitholders. We use distributable cash flow because we believe it permits management to focus on the long-term sustainability and development of our assets. For this Partnership objective, the target level of performance will be distributable cash flow in the 2012 budget of $186.9 million; the maximum level of performance will be distributable cash flow in the 2012 budget of $216.9 million; and the minimum level of performance will be distributable cash flow in the 2012 budget of $156.9 million.

2.	Distribution Growth. Complete transactions, projects, acquisitions and other initiatives which result in 6% or more year-over-year distribution growth comparing distributions paid in November 2012 versus November 2011. There will be a subjective evaluation made by the General Partner’s board of directors between the minimum and maximum levels of performance taking into account the amount of distribution growth and the overall operating and economic environment.

3.	Total Shareholder Return vs. Peer Group. Maintain a competitive total shareholder return compared to the following peer group of publicly held midstream natural gas master limited partnerships:

Atlas Pipeline Partners, L.P.	MarkWest Energy Partners, L.P.
Copano Energy, L.L.C.	ONEOK Partners, L.P.
Crestwood Midstream Partners, L.P.	PVR Partners, L.P.
Crosstex Energy, L.P.	Regency Energy Partners, L.P.
Enbridge Energy Partners, L.P.	Targa Resources Partners, L.P.
Energy Transfer Partners, L.P.	Western Gas Partners, L.P.
Enterprise Products Partners L.P.	Williams Partners, L.P.
Inergy, L.P.

Final results will be based upon these companies average stock exchange closing prices for the last 20 trading days of 2012 compared to the last 20 trading days of 2011. We believe that using total shareholder return, or TSR, as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. For this Partnership objective, if our TSR ranking among the companies listed in our peer group is below the 25th percentile, 0% — 50% of the STI will be awarded. If the TSR ranking among the companies listed in our peer group is greater than the 25th percentile but less than or equal to the 50th percentile, 50% — 100% of the STI will be awarded. If the TSR ranking among the companies listed in our peer group is greater than the 50th percentile but less than or equal to the 75th percentile, 100% — 175% of the STI will be awarded. If the TSR ranking among the companies listed in our peer group is greater than the 75th percentile, 175% — 200% of the STI will be awarded. The final payout within a performance quartile will be determined by the board of directors of our General Partner. Total shareholder return will be based on data obtained from Bloomberg and assumes that any dividends or distributions are reinvested.

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

The payout on these Partnership objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

The level of performance achieved in 2012 for each of the Partnership objectives was as follows:

STI Partnership Objectives	Level of Performance Achieved
1) Distributable Cash Flow	Below Minimum
2) Distribution Growth	Between Target and Maximum
3) Total Shareholder Return vs. Peers	Between Minimum and Target
4) Recordable Injury Rate (RIR)	Between Target and Maximum
5) Title V Environmental Deviations	Between Target and Maximum

For 2012 the NEO’s personal objectives under the STI accounted for 20% of the total STI. The personal objectives were approved by the compensation committee and the board of directors of the General Partner for the CEO, and by the CEO for the other NEOs. There was overlap of the personal objectives between the NEOs. Each of the personal objectives for the NEOs and the weighting of each personal objective are described below:

2012 Target STI Payment Opportunity for Personal Objectives

STI Personal Objectives	Mr. Borer	Mr. Waldheim (a)	Ms. Robeson (b)	Ms. Minas	Mr. Richards
1) Financial Positioning	5.0%	—	5.0%	5.0%	6.67%
2) Enterprise Growth	5.0%	—	5.0%	5.0%	6.67%
3) Enterprise Development	5.0%	—	—	—	—
4) Safety & Environmental Leadership	5.0%	—	—	—	—
5) Sarbanes-Oxley/Internal Controls	—	—	5.0%	5.0%	—
6) Organizational Development	—	—	5.0%	5.0%	—
7) Regulatory Compliance	—	—	—	—	6.67%

Percentage of Total STI	20%	—	20%	20%	20%

(a)	Mr. Waldheim was appointed as the General Partner’s President effective September 1, 2012, however, he did not participate in the Partnership’s STI program for the duration of 2012.

(b)	Ms. Robeson participated in the Partnership’s STI program pro rata for 2012 based on the portion of the year she worked for the Partnership beginning with her appointment effective May 11, 2012.

1)	Financial Positioning. Effectively manage and adjust financial strategies and tactics to balance growth and continued near-term challenges in the fundamentals / economic environment. Focus on cash generation, capital formation to support growth and working capital needs, maintaining S&P and Fitch investment grade ratings, financing cost optimization, working capital and risk management.

2)	Enterprise Growth. Continue to execute on the 5-year enterprise growth plan.

3)	Enterprise Development. Analyze and develop the DCP Enterprise growth strategies and/or material business and corporate development opportunities including organic growth projects, entry into new basins and business consolidation opportunities. Analyze and develop opportunities which maximize value for all owners.

4)	Safety & Environmental Leadership. Continue to drive the safety and environmental performance culture at the DCP enterprise to an industry leading position.

5)	Sarbanes-Oxley/Internal Controls. Maintain strong internal controls and accounting accuracy.

6)	Organizational Development. Continue to improve upon Finance organization service model with a focus on leadership, initiative, accountability, quality of work, timeliness, collaboration, transparency, and teamwork.

7)	Regulatory Compliance. Maintain compliance with SEC disclosure rules and maintain all corporate governance practices to meet regulatory disclosure and filing requirements and complete implementation of XBRL compliance with detail tagging.

The payout on the individual personal objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

Early in 2013, management prepared a report on the achievement of the Partnership objectives and the personal objectives. These results were reviewed and approved by the General Partner’s board of directors in February 2013, including a calculation of the percentage achievement of each objective for purposes of the STI program. The total payout for the executive officers under the STI for fiscal year 2012 including both Partnership objectives and personal objectives ranged from 72.3% to 74.9% of target, with the former CEO at 73.3% of target.

Long-Term Incentive Plan — The long-term incentive compensation program has the objective of providing a focus on long-term value creation and enhancing executive retention. Under our LTIP, we issued phantom limited partner units to each NEO, with half issued under our 2005 Long Term Incentive Plan and half issued under our 2012 Long Term Incentive Plan. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period. The RPUs will automatically vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.

For 2012, the PPUs had the following two performance measures: (1) total shareholder return, or TSR, over the Performance Period relative to a peer group of 15 other similar publicly held master limited partnerships that we believe we compete with in the capital markets, and (2) EBITDA return on capital employed, or EBITDA ROCE, over the performance period. Half of the PPUs will be measured against the TSR performance objective and half of the PPUs will be measured against the EBITDA ROCE performance measure. These performance measures were initially designed and proposed by the executive officers and presented to the Chairman of the General Partner’s board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors of the General Partner. The General Partner’s board of directors believes utilizing TSR as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.

For the TSR performance measure, the companies included in the peer group that will be compared against the Partnership were the following:

Atlas Pipeline Partners, L.P.	MarkWest Energy Partners, L.P.
Copano Energy, L.L.C.	ONEOK Partners, L.P.
Crestwood Midstream Partners, L.P.	PVR Partners, L.P.
Crosstex Energy, L.P.	Regency Energy Partners L.P.
Enbridge Energy Partners, L.P.	Targa Resources Partners L.P.
Energy Transfer Partners L.P.	Western Gas Partners, L.P.
Enterprise Products Partners L.P.	Williams Partners L.P.
Inergy, L.P.

If our TSR ranking among the companies listed above over the Performance Period is below the 25th percentile, 0% — 50% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% — 100% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% — 175% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 75th percentile, 175% — 200% of the performance units will vest. Final vesting within a performance quartile will be determined by the General Partner’s board of directors. TSR is computed by using data obtained from Bloomberg for the peer group and will incorporate the average closing prices of the twenty trading days ending on December 31, 2011 and December 31, 2014.

If one of these peer companies is not publicly traded at the end of the Performance Period it will remain a member of the peer group for purposes of ranking the peer group total shareholder return but it will go to the bottom of the peer group ranking. If there is a combination of any of the peer group companies during the Performance Period, the performance of the surviving entity will be used. No new companies will be added to the peer group during the Performance Period (including a non-peer company) that may acquire a member of the peer group.

For the ROCE performance measure, EBITDA will be our adjusted EBITDA as reported in our financial statements. Capital employed will be determined each year during the annual budget process as approved by our General Partner’s board of directors and excludes the impact of unbudgeted transactions. The EBITDA ROCE targets are reset each year and will be based on the average of the three one-year periods running from 2012 through 2014. For this objective, the target level of performance during the performance period will be EBITDA ROCE of 15.5%, the maximum level of performance will be EBITDA ROCE of 18.6% and the minimum level of performance will be EBITDA ROCE of 12.4%.

These PPU and RPU awards were granted at the first regular meeting of the General Partner’s board of directors during the first quarter of 2012. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs will be paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the Performance Period and the Vesting Period on the number of PPUs earned or RPUs granted.

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of PPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing prices of the underlying securities on the NYSE for the 20 days prior to the date of grant or the date of grant. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions.

The target 2012 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
Mark A. Borer, former CEO	130%
William S. Waldheim, President (a)	—
Rose M. Robeson, Senior Vice President and CFO (a)	—
Angela A. Minas, former Vice President and CFO	80%
Michael S. Richards, Vice President, General Counsel and Secretary	80%

(a)	The President and Senior Vice President and CFO did not participate in the Partnership’s LTIP for the duration of 2012.

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

In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, the recipient’s (i) performance units will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) time vested units will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units.

Other Compensation — In addition, executives are eligible to participate in other compensation programs, which include but are not limited to:

Company Matching and Retirement Contributions to Defined Contribution Plans — Executives may elect to participate in the DCP Midstream, LP 401(k) and Retirement Plan. Under the plan, executives may elect to defer up to 75% of their eligible compensation, or up to the limits specified by the Internal Revenue Service. We match the first 6% of eligible compensation contributed by the executive to the plan. In addition, we make retirement contributions ranging from 4% to 7% of the eligible compensation of qualifying participants to the plan, based on years of service, up to the limits specified by the Internal Revenue Service. We have no defined benefit plans.

Miscellaneous Compensation — Executive officers are eligible to participate in a nonqualified deferred compensation program. Executive officers are allowed to defer up to 75% of their base salary, up to 90% of their STI and up to 100% of their LTIP or other compensation. Executive officers elect either to receive amounts contributed during specific plan years as a lump sum at a specific date, subject to Internal Revenue Service rules, as an annuity (up to five years) at a specific date, subject to Internal Revenue Service rules, or in a lump sum or annual annuity (over three to ten years) at termination.

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

In addition, we provide employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well-being. These programs include medical, pharmacy, dental, life insurance, and accidental death and disability. We also provide all employees with a monthly parking pass or a pass to be used on available public transportation systems.

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). Accordingly, none of the compensation paid to named executive officers is subject to the limitation.

Other

Unit Ownership Guidelines — To underscore the importance of linking executive and unitholder interests, the board of directors of our General Partner has adopted unit ownership guidelines for executive officers and key employees who are eligible to receive long-term incentive awards. To that extent, the board has established target equity ownership obligations for the various levels of executives, which have a five-year build term from the date the executive officer commences employment. Ownership is reported annually to the General Partner’s board of directors. As of December 31, 2012, all of the executive officers have satisfied the unit ownership guidelines. As of December 31, 2012, the unit ownership guidelines for the executive officers were as follows:

Number of Units
William S. Waldheim, President	28,000
Rose M. Robeson, Senior Vice President and CFO	10,000
Michael S. Richards, Vice President, General Counsel and Secretary	10,000

Board of Directors Report

The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the former CEO and President of the General Partner and the Chief Corporate Officer of DCP Midstream, LLC. In addition, the board of directors engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, we recommended that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2012.

Board of Directors

Thomas C. O’Connor (Chairman)

Paul F. Ferguson, Jr.

R. Mark Fiedorek

Gregory G. Maxwell

Frank A. McPherson

Thomas C. Morris

Stephen R. Springer

Andy Viens

William S. Waldheim

Executive Compensation

The following table discloses the compensation of the General Partner’s principal executive officers, principal financial officer and named executive officers, or collectively, the “executive officers”:

Name and Principal Position	Year	Salary	LTIP Awards (d)	Non-Equity Incentive Plan Compensation	All Other Compensation (e)	Total
Mark A. Borer	2012	$409,231	$535,234	$179,918	$644,397	$1,768,780
President and Chief Executive Officer	2011	$396,619	$519,992	$304,247	$336,846	$1,557,704
	2010	$382,760	$501,168	$227,943	$294,400	$1,406,271
William S. Waldheim (a)	2012	$118,461	$—	$66,421	$16,543	$201,425
President
Rose M. Robeson (b)	2012	$180,336	$—	$65,169	$21,736	$267,241
Senior Vice President and Chief Financial Officer

Angela A. Minas (c)	2012	$98,154	$—	$—	$49,143	$147,297
Vice President and Chief Financial Officer	2011	$249,992	$201,476	$143,124	$115,788	$710,380
	2010	$241,558	$194,616	$115,200	$91,557	$642,931
Michael S. Richards	2012	$213,074	$171,869	$79,039	$187,639	$651,621
Vice President, General Counsel and Secretary	2011	$201,515	$163,020	$116,220	$108,672	$589,427
	2010	$194,144	$156,456	$90,317	$94,476	$535,393

(a)	Mr. Waldheim’s employment with the General Partner commenced on September 1, 2012. The compensation amounts represent the General Partner’s pro rata share of Mr. Waldheim’s salary, which was paid by DCPM Midstream, LLC, and participation in the DCP Midstream, LLC’s STI program.

(b)	Ms. Robeson’s employment with the General Partner commenced on May 11, 2012.

(c)	Ms. Minas’ employment with the General Partner terminated on May 11, 2012.

(d)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification 718 “Compensation—Stock Compensation”, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2012, 2011 and 2010 the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value, for Mark A. Borer was $535,234, $519,992 and $501,168 for units granted during 2012, 2011 and 2010, respectively. The maximum value of the PPUs, based on the grant date fair value, for Angela A. Minas was $201,476 and $194,616 for units granted during 2011 and 2010, respectively. The maximum value of the PPUs, based on the grant date fair value, for Michael S. Richards was $171,869, $163,020 and $156,456 for units granted during 2012, 2011 and 2010, respectively.

(e)	Includes DERs, company retirement and nonqualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation.

Mark A. Borer, President and CEO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2012, 2011 and 2010 STI, Mr. Borer’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2012, 2011 and 2010, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2012	2011	2010
Company retirement contributions to defined contribution plans	$32,500	$31,850	$31,850
Nonqualified deferred compensation program contributions	$492,922	$104,432	$87,592
DERs	$115,009	$196,731	$171,263
Life insurance premiums (a)	$3,966	$3,833	$3,695

(a)	Paid by the Partnership on behalf of Mr. Borer.

William S. Waldheim, President

Under DCP Midstream, LLC’s 2012 STI, Mr. Waldheim’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2012, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

2012
Company retirement contributions to defined contribution plans	$—
Nonqualified deferred compensation program contributions	$15,400
Life insurance premiums (a)	$1,143

(a)	Paid by the Partnership on behalf of Mr. Waldheim.

Rose M. Robeson, Senior Vice President and CFO

Under the 2012 STI, Ms. Robeson’s target opportunity was 50% of her annual base salary, with the possibility of earning from 0% to 100% of her annual base salary, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

2012
Company retirement contributions to defined contribution plans	$2,604
Nonqualified deferred compensation program contributions	$18,163
Life insurance premiums (a)	$969

(a)	Paid by the Partnership on behalf of Ms. Robeson.

Angela A. Minas, Vice President and CFO

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2012, 2011 and 2010 STI, Ms. Minas’ target opportunity was 45% of her annual base salary, with the possibility of earning from 0% to 90% of her annual base salary, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2012	2011	2010
Company retirement contributions to defined contribution plans	$11,247	$24,500	$24,500
Nonqualified deferred compensation program contributions	$—	$14,736	$1,965
DERs	$15,578	$75,742	$64,312
Life insurance premiums (a)	$318	$810	$780
Vacation payout	$22,000	$—	$—

(a)	Paid by the Partnership on behalf of Ms. Minas.

Michael S. Richards, Vice President, General Counsel and Secretary

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2012, 2011 and 2010 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2012, 2011 and 2010, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2012	2011	2010
Company retirement contributions to defined contribution plans	$27,500	$26,950	$26,950
Nonqualified deferred compensation program contributions	$122,933	$19,317	$13,156
DERs	$36,168	$61,431	$53,434
Life insurance premiums (a)	$1,038	$974	$936

(a)	Paid by the Partnership on behalf of Mr. Richards.

Grants of Plan-Based Awards

Following are the grants of plan-based awards during the year ended December 31, 2012 for the General Partner’s executive officers:

Name	Grant Date		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mark A. Borer	NA		$—	$245,539	$491,078	—	—	—	$—
PPUs	(b	)	$—	$—	$—	—	7,150	14,300	$267,617
RPUs	(c	)	$—	$—	$—	7,150	7,150	7,150	$267,617
William S. Waldheim	NA		$—	$—	$—	—	—	—	$—
PPUs	(b	)	$—	$—	$—	—	—	—	$—
RPUs	(c	)	$—	$—	$—	—	—	—	$—
Rose M. Robeson	NA		$—	$90,168	$180,336	—	—	—	$—
PPUs	(b	)	$—	$—	$—	—	—	—	$—
RPUs	(c	)	$—	$—	$—	—	—	—	$—
Angela A. Minas	NA		$—	$—	$—	—	—	—	$—
PPUs	(b	)	$—	$—	$—	—	—	—	$104,372
RPUs	(c	)	$—	$—	$—	—	—	—	$104,372
Michael S. Richards	NA		$—	$95,883	$191,767	—	—	—	$—
PPUs	(b	)	$—	$—	$—	—	2,300	4,600	$85,935
RPUs	(c	)	$—	$—	$—	2,300	2,300	2,300	$85,935

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.

The PPUs awarded on February 15, 2012 will vest in their entirety on December 31, 2014 if the specified performance conditions are satisfied and the RPUs awarded on February 15, 2012 will vest in their entirety on December 31, 2014 if the executive is still employed by the Partnership.

Outstanding Equity Awards at Fiscal Year-End

Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2012:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
Mark A. Borer	13,680	$563,582
Angela A. Minas	—	$—
Michael S. Richards	12,750	$526,742

(a)	PPUs awarded 2/15/2012 and 3/1/2011; units vest in their entirety over a range of 0% to 200% on 12/31/2014 and 12/31/2013, respectively, if the specified performance conditions are satisfied. RPUs awarded 2/15/2012 and 3/1/2011, vest in their entirety on 12/31/2014 and 12/31/2013, respectively. To determine the number of unearned units and the market value, the calculation of the number of PPU’s granted on 2/15/2012 and 3/1/2011, that are expected to vest, is based on assumed performance of 200%, as the previous fiscal year performance has exceeded target performance.

(b)	Value calculated based on the closing price at December 31, 2012 of our common units at $41.75, the closing price of Spectra Energy’s common units at $27.38, and Phillips 66’s common units at $53.10.

Option Exercises and Units Vested

Following are the units vested for the General Partner’s executive officers for the year ended December 31, 2012:

	Stock Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting
Mark A. Borer	7,880	$365,553
Angela A. Minas	—	$—
Michael S. Richards	2,460	$114,119

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2012:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2012
Mark A. Borer	$290,582	$85,932	$77,752	$—	$1,626,620
William S. Waldheim	$23,692	$—	$377	$—	$24,069
Rose M. Robeson	$45,084	$—	$956	$—	$46,040
Angela A. Minas	$128,811	$19,237	$6,145	$(381,882)	$—
Michael S. Richards	$59,080	$14,800	$6,193	$—	$157,791

(a)	These amounts are included in the “Summary Compensation” table for the year 2012 with the exception of $128,811 for Ms. Minas and $5,811for Mr. Richards, which were included in the “Summary Compensation” table for the year 2011 as they related to deferrals of 2011 STI, and $290,582 for Mr. Borer, which was included in the “Summary Compensation” table for the year 2009 as it related to deferrals of 2009 RPU.

(b)	These amounts are included in the “Summary Compensation” table for the year 2011.

(c)	The performance of executive officers non-qualified deferred compensation is linked to certain mutual funds or to the average rating of the BBB bond index at the election of the participant.

Potential Payments upon Termination or Change in Control

The General Partner has not entered into any employment agreements with any of the executive officers. There are no formal severance plans in place for any employees in the event of termination of employment, or a change in control of the Partnership. As noted above, the PPU’s, RPUs and the related dividend equivalent rights, or DER’s, will become payable to executive officers under certain circumstance related to termination or change in control. When employees terminate employment with the Partnership, they are entitled to a cash payment for the amount of unused vacation hours at the date of their termination.

The following table presents PPU’s, RPU’s and DERs payable as of December 31, 2012 under certain circumstances, following termination, or a change in control:

Triggering Event	PPUs	RPUs	DERs	Total
Mark A. Borer
Change of Control (a)	$847,554	$847,554	$104,181	$1,799,289
Termination (b)	$544,745	$561,963	$93,766	$1,200,474
Angela A. Minas
Change of Control (a)	$—	$—	$—	$—
Termination (b)	$—	$—	$—	$—
Michael S. Richards
Change of Control (a)	$267,600	$267,600	$29,171	$564,371
Termination (b)	$170,303	$175,763	$29,300	$375,366

(a)	In the event that the recipient is severed or if the recipient’s job is lower in status within twelve months of the change of control.

(b)	In the event of termination for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, at least one year after the grant date.

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

The directors will also be reimbursed for out-of-pocket expenses associated with their membership on the board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Committees — The chairman of the audit committee of the board will receive an annual retainer of $20,000 and the members of the audit committee will receive $1,500 for each audit committee meeting attended; telephonic or in-person. The chairman of the special committee of the board will likewise receive an annual retainer of $20,000 and the members of the special committee will receive $1,250 for each special committee meeting attended. The Non-Employee Director members of the compensation committee will receive $1,250 for each compensation committee meeting attended, however, the compensation committee was discontinued starting in 2013. Finally, the Non-Employee Director members of the pricing committee will receive $1,000 for each pricing committee meeting attended.

Following is the compensation of the General Partner’s Non-Employee Directors for the year ended December 31, 2012:

Name	Fees Earned or Paid in Cash	LTIP Awards (a)	DERs	Total
Paul F. Ferguson, Jr.	$104,000	$48,030	$1,330	$153,360
Frank A. McPherson	$85,750	$48,030	$1,330	$135,110
Thomas C. Morris	$84,500	$48,030	$1,330	$133,860
Stephen R. Springer	$104,000	$48,030	$1,330	$153,360

a)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of ASC 718.

Mr. Ferguson is the audit committee chair and a member of the special committee.

Mr. McPherson is a member of the audit committee, the compensation committee and the special committee.

Mr. Morris is a member of the audit committee and the special committee.

Mr. Springer is the special committee chair and a member of the audit committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 22, 2013;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.

Percentage of total common units beneficially owned is based on 61,346,058 common units outstanding.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LLC (b)	16,034,899	26.1%
Kayne Anderson Capital Advisors, L.P (c)	5,954,955	9.7%
Piper Jaffray Companies (d)	4,344,219	7.1%
Tortoise Capital Advisors L.L.C. (e)	4,274,209	7.0%
Wouter T. van Kempen	2,540	*
William S. Waldheim	21,800	*
Rose M. Robeson	12,001	*
Michael S. Richards	19,427	*
Paul F. Ferguson, Jr.	13,634	*
R. Mark Fiedorek	—	*
Greg G. Maxwell	—	*
Frank A. McPherson	22,966	*
Thomas C. Morris	27,967	*
Thomas C. O’Connor	14,500	*
Stephen R. Springer	8,800	*
Andy Viens	—	*
All directors and executive officers as a group (12 persons)	143,635	*

*Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(b)	DCP Midstream, LLC is the managing member of DCP LP Holdings, LLC and may, therefore, be deemed to indirectly beneficially own the units held by DCP LP Holdings, LLC. DCP Midstream, LLC disclaims beneficial ownership of all of the units owned by DCP LP Holdings, LP except to the extent of its pecuniary interest therein. The address of DCP LP Holdings, LLC and DCP Midstream, LLC is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(c)	As set forth in a Schedule 13G/A filed on January 10, 2013. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(d)	As set forth in a Schedule 13G filed on February 15, 2013. The address of Piper Jaffray Companies is 800 Nicollet Mall Suite 800, Minneapolis, Minnesota 55402.

(e)	As set forth in a Schedule 13G/A filed on February 12, 2013. The address of Tortoise Capital Advisors L.L.C. is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	—	—	813,061

Total	—	$—	813,061

(1)	The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation—Components of Compensation.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Operational Stage:

Distributions of Available Cash to our General Partner and its affiliates	We will generally make cash distributions to the unitholders and to our General Partner, in accordance with their pro rata interest. In addition, if distributions exceed the minimum quarterly distribution and other higher target levels, our General Partner will be entitled to increasing percentages of the distributions, up to 48% of the distributions above the highest target level. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

Payments to our General Partner and its affiliates	We expect to reimburse DCP Midstream, LLC and its affiliates $28.1 million per year starting in 2013. Previously, we reimbursed DCP Midstream, LLC and its affiliates $17.6 million per year. In conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC under the agreement by $10.3 million, prorated for the remainder of the 2012 calendar year. In July 2012, in conjunction with our acquisition of the minority ownership interests in the Mont Belvieu fractionators, we increased the annual fee we pay to DCP Midstream, LLC by $0.2 million, prorated for the remainder of the 2012 calendar year. For further information regarding the reimbursement, please. Please see the “Omnibus Agreement” section below. We also reimburse DCP Midstream, LLC and its affiliates for general and administrative expenses in connection with the Eagle Ford system. Please see the “Other Agreements and Transactions with DCP Midstream, LLC” section below.

Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage:

Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

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

On January 3, 2012, we extended the omnibus agreement through December 31, 2012 for an annual fee of $17.6 million, with the primary increase resulting from the acquisition of the remaining 49.9% interest in East Texas. On March 30, 2012, in conjunction with our acquisition of the remaining 66.67% interest in Southeast Texas, we increased the annual fee we pay to DCP Midstream, LLC under the agreement by $10.3 million, prorated for the remainder of the 2012 calendar year. These fees were previously allocated to East Texas and Southeast Texas. In July 2012, in conjunction with our acquisition of the minority interests in the Mont Belvieu fractionators, we increased the annual fee we pay to DCP Midstream, LLC by $0.2 million. As a result of these transactions, the annual fee payable in future years to DCP Midstream, LLC will be $28.1 million. The Omnibus Agreement also addresses the following matters:

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

On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaces the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with the general and administrative services previously provided under the Omnibus Agreement. The annual amounts payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

Competition

None of DCP Midstream, LLC or any of its affiliates, including Spectra Energy and Phillips 66, is restricted, under either our partnership agreement or the Omnibus Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Spectra Energy and Phillips 66, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.

Contracts with Affiliates

We charge transportation fees, sell a portion of our residue gas and NGLs to, and purchase natural gas and NGLs from, DCP Midstream, LLC, Phillips 66, and their respective affiliates. Management anticipates continuing to purchase and sell these commodities to DCP Midstream, LLC, Phillips 66 and their respective affiliates in the ordinary course of business.

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

Propane Supply Arrangements

We had a propane supply agreement with Spectra Energy that expired on April 30, 2012, which provided us with an annual propane supply of up to approximately 185 million gallons at our marine terminals, which are included in our Wholesale Propane Logistics segment.

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

DCP Midstream, LLC historically is also the largest shipper on the Black Lake pipeline, primarily due to the NGLs delivered to it from certain of our processing plants. Please read Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Other Agreements and Transactions with DCP Midstream, LLC

DCP Midstream, LLC was a significant customer during the years ended December 31, 2012, 2011 and 2010. We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty.

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

As a result of a downstream outage, certain of our assets were required to curtail NGL production during 2012. DCP Midstream, LLC has reimbursed us for the impact of the curtailment and accordingly, we have recorded $2.5 million to sales of natural gas, propane, NGLs and condensate to affiliates and $0.2 million to transportation, processing and other to affiliates in the consolidated statements of operations for the year ended December 31, 2012.

In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $5.3 million, $18.3 million and $13.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $4.9 million for the year ended December 31, 2012.

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

We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We incurred fees of $0.6 million during each of the years ended December 31, 2012 and 2011, which are included in operating and maintenance expense in the consolidated statements of operations.

DCP Midstream, LLC has issued parental guarantees, totaling $25.0 million as of December 31, 2012, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

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

The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2012	2011
	(Millions)
Audit Fees (a)	$2.0	$1.8

(a)	Audit Fees are fees billed by Deloitte for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with Securities and Exchange Commission filings and financing transactions.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements and Financial Statement Schedules included in this Item 15:

Consolidated Financial Statements of Discovery Producer Services LLC

Other schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes.

(b)	Exhibits

(a) Financial Statements

Discovery Producer Services LLC

Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management Committee of

Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, members‘ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company‘s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 27, 2013

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$43,222	$17,457
Trade accounts receivable:
Affiliate	13,009	14,497
Other	3,476	2,434
Prepaid insurance	3,028	2,708
Other current assets	2,372	833

Total current assets	65,107	37,929
Property, plant, and equipment, net	646,599	359,566
Other noncurrent assets	74	156

Total assets	$711,780	$397,651

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$2,332	$1,793
Other	32,779	17,875
Accrued liabilities	334	408
Other current liabilities	694	277

Total current liabilities	36,139	20,353
Asset retirement obligations	43,144	28,518
Members’ capital	632,497	348,780

Total liabilities and members’ capital	$711,780	$397,651

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Product sales:
Affiliate	$125,578	$171,802	$157,785
Third-party	63	50	58
Transportation services:
Affiliate	57	124	322
Third-party	13,712	14,110	21,743
Gathering and processing services:
Affiliate	311	341	285
Third-party	16,098	17,397	19,717
Other revenues	13,247	6,723	7,496

Total revenues	169,066	210,547	207,406
Costs and expenses:
Product cost and shrink replacement:
Affiliate	8,526	12,594	27,995
Third-party	72,168	87,999	64,330
Operating and maintenance expenses:
Affiliate	7,757	7,644	7,309
Third-party	19,645	21,258	24,474
Depreciation, amortization and accretion	22,653	21,211	20,544
Taxes other than income	3,050	2,986	3,016
General and administrative expenses — affiliate	6,348	6,080	6,087
Other (income) expense, net	(1,280)	(21)	2,229

Total costs and expenses	138,867	159,751	155,984

Operating income	30,199	50,796	51,422
Interest income (expense)	(34)	12	4
Foreign exchange gain	62	—	—

Net income	30,227	50,808	51,426

Other comprehensive income:
Net unrealized gain from derivative instruments	1,697	—	—

Comprehensive income	$31,924	$50,808	$51,426

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENT OF MEMBERS’ CAPITAL

	Williams Field Services Group, LLC	DCP Assets Holding, LP	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	$218,596	$145,727	$—	$364,323
Contributions	3,480	2,320	—	5,800
Distributions	(44,076)	(29,384)	—	(73,460)
Net income	30,856	20,570	—	51,426

Balance at December 31, 2010	208,856	139,233	—	348,089

Contributions	10,310	6,873	—	17,183
Distributions	(40,380)	(26,920)	—	(67,300)
Net income	30,485	20,323	—	50,808

Balance at December 31, 2011	209,271	139,509	—	$348,780

Contributions	173,394	115,596	—	288,990
Distributions	(22,318)	(14,879)	—	(37,197)
Net income	18,136	12,091	—	30,227
Other comprehensive income	—	—	1,697	1,697

Balance at December 31, 2012	$378,483	$252,317	$1,697	$632,497

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$30,227	$50,808	$51,426
Adjustments to reconcile to cash provided by operations:
Depreciation, amortization and accretion	22,653	21,211	20,544
Net loss (gain) on disposal of equipment	259	(18)	3
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	446	1,979	2,154
Insurance receivable	—	2,234	2,413
Prepaid insurance	(320)	61	(285)
Other current assets	81	51	301
Accounts payable	1,851	(2,242)	1,372
Accrued liabilities	(74)	(276)	(417)
Other current liabilities	417	(103)	(942)

Net cash provided by operating activities	55,540	73,705	76,569
INVESTING ACTIVITIES:
Property, plant, and equipment—capital expenditures*	(281,568)	(16,396)	(8,474)
Acquisition of other noncurrent assets	—	35	(279)

Net cash used by investing activities	(281,568)	(16,361)	(8,753)
FINANCING ACTIVITIES:
Distributions to members	(37,197)	(67,300)	(73,460)
Capital contributions	288,990	17,183	5,800

Net cash provided (used) by financing activities	251,793	(50,117)	(67,660)

Increase in cash and cash equivalents	25,765	7,227	156
Cash and cash equivalents at beginning of period	17,457	10,230	10,074

Cash and cash equivalents at end of period	$43,222	$17,457	$10,230

*Increase to property, plant, and equipment	(295,166)	(21,536)	(9,556)
Changes in related accounts payable and accrued liabilities	13,598	5,140	1,082

Capital expenditures	$(281,568)	$(16,396)	$(8,474)

See accompanying notes to consolidated financial statements.

DISCOVERY PRODUCER SERVICES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Unless the context clearly indicates otherwise, references in this report to “we”, “our”, “us” or similar language refer to Discovery Producer Services LLC and its wholly owned subsidiary, Discovery Gas Transmission LLC (DGT). We are a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating a cryogenic natural gas processing plant near Larose, Louisiana and a natural gas liquids fractionator near Paradis, Louisiana. DGT is a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating a natural gas pipeline from offshore deep water in the Gulf of Mexico to our gas processing plant in Larose, Louisiana. We have since connected several laterals to the DGT pipeline to expand our presence in the Gulf. A new lateral, the Keathley Canyon Connector, is currently being constructed and is anticipated to be completed in 2014.

We are owned 60% by Williams Field Services Group, LLC (a wholly owned subsidiary of Williams Partners L.P. (WPZ)) and 40% by DCP Assets Holding, LP (a wholly owned subsidiary of DCP Midstream Partners, LP (DCP)). Williams Field Services Group, LLC is our operator. Herein, The Williams Companies, Inc. who controls WPZ through its general partner interest and its subsidiaries, including WPZ and Williams Field Services Group, LLC, are collectively referred to as “Williams.”

We evaluated our disclosure of subsequent events through the date, February 27, 2013, that our financial statements were issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation. We have reclassified Paradis fuel cost purchased from Williams from affiliate operating and maintenance expense to affiliate product cost and shrink replacement. These amounts aggregated $3.8 million and $4.6 million in 2011 and 2010, respectively, and had no effect on total costs and expenses or net income.

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Estimates and assumptions include:

•	Asset retirement obligations

•	Depreciable asset lives

Cash and Cash Equivalents. The cash and cash equivalent balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable. Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There was no allowance for doubtful accounts at December 31, 2012 and 2011.

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

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset increases the carrying value of the underlying physical asset and is depreciated with the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income.

Revenue Recognition. Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liabilities accrued at December 31, 2012 or 2011.

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

Derivative Instruments and Hedging Activities. We utilize derivatives to manage our currency exposure on construction contracts requiring payment in Euros. These instruments consist entirely of forward contracts. We report the fair value of derivatives in other current assets on the balance sheet. The current classification was based on the timing of expected future cash flows of individual trades. These derivatives have been designated in hedging relationships. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We establish hedging relationships pursuant to risk management policies. We evaluate the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in cash flows attributable to the underlying risk being hedged. We also regularly assess whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if we believe the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting would be discontinued prospectively, and future changes in the fair value of the derivative would be recognized currently in other income or expenses. For these cash flow hedges, the effective portion of the change in the fair value of the derivative is reported in AOCI and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative`s change in fair value is recognized currently in other income or expenses. The change in likelihood of a forecasted transaction is a judgmental decision that includes qualitative assessments made by management.

Note 3. Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	sales to Williams of natural gas liquids (NGLs) to which we take title and excess natural gas at current market prices for the products and

•	processing and sales of NGLs and transportation of natural gas and condensate for DCP’s affiliates, Texas Eastern Corporation and Phillips 66.

The following table summarizes these related-party revenues during 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Williams	$125,797	$172,143	$158,070
Texas Eastern Corporation	124	—	—
Phillips 66	25	124	322

Total	$125,946	$172,267	$158,392

Product cost and shrink replacement— affiliate includes natural gas purchases from Williams for fuel and shrink requirements made at market rates at the time of purchase.

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Capitalized labor	$2,201	$834	$295
Capitalized project fee	5,572	566	288

	$7,773	$1,400	$583

Note 4. Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2012 and 2011:

`	Years Ended December 31,		Estimated Depreciable Lives
	2012	2011
	(In thousands)
Property, plant, and equipment:
Transportation lines	$327,480	$327,497	25 — 35 years
Plant and other equipment	320,801	295,760	25 — 35 years
Buildings	6,018	5,483	25 — 35 years
Land and land rights	7,927	7,910	0 — 35 years
Construction work in progress	296,088	14,937

Total property, plant, and equipment	958,314	651,587
Less accumulated depreciation	311,715	292,021

Net property, plant, and equipment	$646,599	$359,566

In 2012, construction work in progress increased due to the construction of a new lateral called the Keathley Canyon Connector.

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

A rollforward of our asset retirement obligation for 2012 and 2011 is presented below.

	Years Ended December 31,
	2012	2011
	(In thousands)
Balance at January 1	$28,518	$25,575
Accretion expense	2,437	2,144
Estimate revisions	12,189	799
Liabilities incurred	—	—

Balance at December 31	$43,144	$28,518

Note 5. Commitments

During 2011, we began the Keathley Canyon Connector project. This is an expansion of our pipeline into the Gulf of Mexico for purposes of gathering production from the Keathley Canyon, Walker Ridge and Green Canyon areas. Commitments for pipeline construction and installation of the Keathley Canyon Connector were approximately $262.1 million as of December 31, 2012.

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The term for each lease expires in 2017 with renewal options for an additional 30 years.

(In thousands)
2013	$118
2014	118
2015	118
2016	118
2017	118
Thereafter	—

$590

We also have a ten-year agreement for pipeline capacity from Texas Eastern Transmission, LP that expires in June 2015 and includes renewal options and options to increase capacity which would also increase rentals. The future minimum annual commitment under this non-cancelable arrangement as of December 31, 2012 is payable as follows:

(In thousands)
2013	$1,150
2014	1,150
2015	575
2016	—
2017	—
Thereafter	—

$2,875

Total rent and lease expense for 2012, 2011, and 2010, including a cancelable platform space lease and miscellaneous month-to-month leases, was $1.9 million, $1.7 million, and $1.8 million, respectively.

Note 6. Financial Instruments, Derivative Instruments, Concentrations of Credit Risk and Major Customers

Fair Value of Financial Instruments

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded or disclosed at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair values. These categories include (in descending order of priority): Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table presented the fair value of our financial instruments:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$43,222	$43,222	$17,457	$17,457
Foreign exchange derivatives designated in hedging relationship	$1,620	$1,620	—	—

Fair Value Methods

We used the following methods and assumptions to estimate the fair value of financial instruments:

Cash and cash equivalents. The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short-term maturity of these instruments.

Foreign exchange derivatives. The foreign exchange derivatives consist of over-the-counter forward contracts. These contracts are valued using an income approach including present value technique and are considered Level 2 measurements. Significant inputs into our Level 2 valuation include broker quotes corroborated by other market data.

No transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy were made during 2012.

Derivative Instruments

Derivative contracts for the purchase of 47,509,898 Euros through December 2013 remained outstanding as of December 31, 2012. During 2012, we recognized gains on these derivative instruments of $1.7 million in AOCI which, along with any subsequent changes in the fair value of these instruments, will be reclassified into earnings in the same period in which the hedged transactions affect earnings. There were no gains or losses recognized in income as a result of ineffectiveness, following the discontinuance of any cash flow hedges or as a result of excluding amounts from the assessment of hedge effectiveness. Based on recorded values at December 31, 2012, no gains or losses will be reclassified into earnings within the next year.

Concentrations of Credit Risk

Our cash equivalents balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2012, substantially our entire customer accounts receivable result from product sales to and gas transmission services provided for our largest three customers. This concentration of customers may impact our overall credit risk either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We incurred credit losses on receivables during 2012 of $8,168. We did not incur any credit losses on receivables during 2011 and 2010.

As of December 31, 2012 we entered into forward contracts for the purchase of 47,509,898 Euros to reduce our foreign currency risk associated with Euro-denominated payments under the Keathley Canyon Connector construction contract.

Major Customers

Williams accounted for $125.8 million (74%), $172.1 million (82%), and $158.1 million (76%) respectively, of our total revenues in 2012, 2011 and 2010. These revenues were for the sale of NGLs received as compensation under processing contracts with third-party producers.

Note 7. Rate and Regulatory Matters

Rate and Regulatory Matters. Annually, DGT files a request with the FERC for a fuel lost-and-unaccounted-for gas (FL&U) percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On May 31, 2012, DGT filed to decrease the FL&U percentage from 0.35% to zero percent (0%) effective for the twelve months commencing July 1, 2012. By Order dated June 27, 2012 the filing was approved. During 2012, $0.7 million of FL&U was retained from the shippers compared to $1.2 million in 2011. The actual system gain for 2012 was $1.1 million compared to a system loss of $24,000 in 2011. These amounts were both recognized in operating income.

On November 15, 2012, DGT filed with the FERC its annual Hurricane Mitigation and Reliability Enhancement (HMRE) surcharge adjustment. The filing proposed to increase the HMRE surcharge from $0.0040 per Dt to $0.0092 per Dt, effective January 1, 2013. The FERC approved the filing on December 21, 2012.

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

Other. We are party to various other claims, legal actions and complaints arising in the ordinary course of business. We estimate that, for all matters for which we are able to reasonably estimate a range of loss, our aggregate reasonably possible losses beyond amounts accrued for all of our contingent liabilities are immaterial to our expected future annual results of operations, liquidity, and financial position. These calculations have been made without consideration of any potential recovery from third parties. There are no significant matters for which we are unable to reasonably estimate a range of possible loss.

Note 8. Subsequent Events

On February 1, 2013, we requested capital contributions from our partners of $7.9 million for the Keathley Canyon project.

(b) Exhibits

A list of exhibits required by Item 601 of Regulation S-K to be filed as part of this report:

Exhibit Number	Description

1.1*	Equity Distribution Agreement, dated August 17, 2011, among DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and Citigroup Global Markets Inc (filed as Exhibit 1.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 18, 2011).

2.1*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6*	Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7*	Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.8*	Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP. (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.9*	Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.10*	First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.11*	Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.12*	Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

Exhibit Number	Description

2.13*	Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.7*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

4.1*	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.2*	First Supplemental Indenture dated as of September 30, 2010 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.3*	Second Supplemental Indenture dated as of March 13, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2012).

4.4*	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.5*	Fourth Supplemental Indenture dated as of November 27, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 27, 2012).

4.6*	Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

Exhibit Number	Description

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*+	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4*+	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5*+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.6*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.7*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.8*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.9*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.11*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.12*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007

Exhibit Number	Description

10.13*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.14*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.15*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009

10.16*	Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.17*++	Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC, (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.18*	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.19*++	Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.20*++	Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.21*

First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as

Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.22*	Thirteenth Amendment to Omnibus Agreement, dated January 3, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.23*	Term Loan Agreement, dated January 3, 2012, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.24*++	Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011 (attached as Exhibit 10.4 to DCP Midstream Partners LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2011).

10.25*

Credit Agreement, dated November 10, 2011, among DCP Midstream Operating, LP, DCP

Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 14, 2011).

Exhibit Number	Description

10.26*+	DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.27*+	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.28*+	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.29*+	Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.30*	Fourteenth Amendment to Omnibus Agreement, dated March 30, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.31*	Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.32*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.33*	First Amendment to Term Loan Agreement, dated November 1, 2012, among DCP Midstream Partners, LP, DCP Midstream Operating, LP, SunTrust Bank, as administrative agent, and the lenders named therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.34*	Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.35*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.36*	Amended and Restated General Partnership Agreement of DCP SC Texas GP, dated November 2, 2012, by and among DCP LP Holdings, LLC, DCP SC Texas Holdings LLC, and DCP South Central Texas Holdings LLC (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.37*	Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.38*	Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1	Ratio of Earnings to Fixed Charges.

Exhibit Number	Description

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the annual period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Denotes management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 27, 2013.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP
its General Partner

By:	DCP Midstream GP, LLC
its General Partner

By:	/s/ Wouter T. van Kempen
Name: Wouter T. van Kempen Title: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints each of Wouter T. van Kempen and Rose M. Robeson as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wouter T. van Kempen Wouter T. van Kempen	Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ William S. Waldheim William S. Waldheim	President and Director	February 27, 2013

/s/ Rose M. Robeson Rose M. Robeson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Gary D. Watkins Gary D. Watkins	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ Thomas C. O’Connor Thomas C. O’Connor	Chairman of the Board and Director	February 27, 2013

/s/ Paul F. Ferguson, Jr. Paul F. Ferguson, Jr.	Director	February 27, 2013

/s/ R. Mark Fiedorek R. Mark Fiedorek	Director	February 27, 2013

/s/ Greg G. Maxwell Greg G. Maxwell	Director	February 27, 2013

/s/ Frank A. McPherson Frank A. McPherson	Director	February 27, 2013

/s/ Thomas C. Morris Thomas C. Morris	Director	February 27, 2013

/s/ Stephen R. Springer Stephen R. Springer	Director	February 27, 2013

/s/ Andy Viens Andy Viens	Director	February 27, 2013

EXHIBIT INDEX

Exhibit Number	Description

1.1*	Equity Distribution Agreement, dated August 17, 2011, among DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and Citigroup Global Markets Inc (filed as Exhibit 1.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 18, 2011).

2.1*	Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2*	Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3*	Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4*	Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5*	Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6*	Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7*	Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.8*	Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.9*	Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.10*	First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.11*	Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.12*	Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

Exhibit Number	Description

2.13*	Contribution Agreement dated February 27, 2013 among DCP LP Holding, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

3.1*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP (attached as Exhibit 3.4 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.2*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.6 to DCP Midstream Partners, LP’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on November 18, 2005).

3.3*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.4*	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.5*	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6*	Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.7*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

4.1*	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.2*	First Supplemental Indenture dated as of September 30, 2010 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.3*	Second Supplemental Indenture dated as of March 13, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2012).

4.4*	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.5*	Fourth Supplemental Indenture dated as of November 27, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 27, 2012).

Exhibit Number	Description

4.6*	Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.1*	Omnibus Agreement, dated December 7, 2005, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.4 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.2*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.3*+	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4*+	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5*+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.6*	Contribution, Conveyance and Assumption Agreement, dated December 7, 2005, among DCP Midstream Partners, LP, DCP Midstream Operating LP, DCP Midstream GP, LLC, DCP Midstream GP, LP, Duke Energy Field Services, LLC, DEFS Holding 1, LLC, DEFS Holding, LLC, DCP Assets Holdings, LP, DCP Assets Holdings, GP, LLC, Duke Energy Guadalupe Pipeline Holdings, Inc., Duke Energy NGL Services, LP, DCP LP Holdings, LP and DCP Black Lake Holdings, LLC (attached as Exhibit 10.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.7*	First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.8*	Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.9*	Third Amendment to Omnibus Agreement, dated May 9, 2007, among DCP Midstream, LLC (f/k/a Duke Energy Field Services, LLC), DCP Midstream GP, LLC, DCP Midstream Partners, LP, DCP Midstream GP, LP, and DCP Midstream Operating, LP (attached as Exhibit 99.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

10.10*	Amended and Restated Credit Agreement, dated June 21, 2007, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wachovia Bank, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2010).

10.11*	Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

Exhibit Number	Description

10.12*	Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.13*	Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.14*	Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.15*	Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.16*	Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.17*++	Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.18*	Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.19*++	Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.20*++	Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.21*

First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as

Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.22*	Thirteenth Amendment to Omnibus Agreement, dated January 3, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.23*	Term Loan Agreement, dated January 3, 2012, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

Exhibit Number	Description

10.24*++	Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011 (attached as Exhibit 10.4 to DCP Midstream Partners LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2011).

10.25*

Credit Agreement, dated November 10, 2011, among DCP Midstream Operating, LP, DCP

Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 14, 2011).

10.26*+	DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.27*+	Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.28*+	Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.29*+	Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.30*	Fourteenth Amendment to Omnibus Agreement, dated March 30, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.31*	Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.32*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.33*	First Amendment to Term Loan Agreement, dated November 1, 2012, among DCP Midstream Partners, LP, DCP Midstream Operating, LP, SunTrust Bank, as administrative agent, and the lenders named therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.34*	Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.35*	Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.36*	Amended and Restated General Partnership Agreement of DCP SC Texas GP, dated November 2, 2012, by and among DCP LP Holdings, LLC, DCP SC Texas Holdings LLC, and DCP South Central Texas Holdings LLC (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

Exhibit Number	Description

10.37*	Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.38*	Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1	Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP’s internal control over financial reporting.

23.2	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the annual period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Each such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

+	Denotes management contract or compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.