Form 10-Q
period 2013-03-31
DCP Midstream Partners, LP
filed 2013-05-07
CIK 1338065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 2, 2013, there were outstanding 76,792,762 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

i

GLOSSARY OF TERMS

The following is a list of certain industry terms used throughout this report:

Bbl	barrel
Bbls/d	barrels per day
Bcf	one billion cubic feet
Bcf/d	one billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Fractionation	the process by which natural gas liquids are separated into individual components
MMBbls	one million barrels
MMBtu	one million Btus
MMBtu/d	one million Btus per day
MMcf	one million cubic feet
MMcf/d	one million cubic feet per day
NGLs	natural gas liquids
Throughput	the volume of product transported or passing through a pipeline or other facility

ii

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Our reports, filings and other public announcements may from time to time contain statements that do not directly or exclusively relate to historical facts. Such statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can typically identify forward-looking statements by the use of forward-looking words, such as “may,” “could,” “should,” “intend,” “assume,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “potential,” “plan,” “forecast” and other similar words.

All statements that are not statements of historical facts, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the following risks and uncertainties:

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

•

new, additions to and changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment, including climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, and their impact on producers and customers served by our systems;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$37	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of less than $1 million	115	107
Affiliates	213	132
Inventories	30	76
Unrealized gains on derivative instruments	76	49
Other	2	2

Total current assets	473	368
Property, plant and equipment, net	2,606	2,550
Goodwill	154	154
Intangible assets, net	135	137
Investments in unconsolidated affiliates	326	304
Unrealized gains on derivative instruments	128	70
Other long-term assets	24	20

Total assets	$3,846	$3,603

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$282	$151
Affiliates	29	72
Unrealized losses on derivative instruments	39	31
Capital spending accrual	16	44
Other	58	47

Total current liabilities	424	345
Long-term debt	1,739	1,620
Unrealized losses on derivative instruments	6	8
Other long-term liabilities	36	36

Total liabilities	2,205	2,009

Commitments and contingent liabilities
Equity:
Predecessor equity	—	357
Limited partners (76,792,762 and 61,346,058 common units issued and outstanding, respectively)	1,450	1,063
General partner	3	—
Accumulated other comprehensive loss	(14)	(15)

Total partners’ equity	1,439	1,405
Noncontrolling interests	202	189

Total equity	1,641	1,594

Total liabilities and equity	$3,846	$3,603

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$283	$289
Sales of natural gas, propane, NGLs and condensate to affiliates	385	501
Transportation, processing and other	46	40
Transportation, processing and other to affiliates	17	12
Losses from commodity derivative activity, net	(2)	(9)
Gains from commodity derivative activity, net — affiliates	2	4

Total operating revenues	731	837

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	524	499
Purchases of natural gas, propane and NGLs from affiliates	62	197
Operating and maintenance expense	45	42
Depreciation and amortization expense	20	34
General and administrative expense	5	4
General and administrative expense — affiliates	11	15
Other expense	4	—

Total operating costs and expenses	671	791

Operating income	60	46
Interest expense	(12)	(13)
Earnings from unconsolidated affiliates	8	6

Income before income taxes	56	39
Income tax expense	(1)	(1)

Net income	55	38
Net income attributable to noncontrolling interests	(3)	(4)

Net income attributable to partners	52	34
Net income attributable to predecessor operations	(6)	(14)
General partner’s interest in net income	(15)	(8)

Net income allocable to limited partners	$31	$12

Net income per limited partner unit — basic and diluted	$0.48	$0.26

Weighted-average limited partner units outstanding — basic	65.1	46.9
Weighted-average limited partner units outstanding — diluted	65.1	47.0

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Millions)
Net income	$55	$38

Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	5

Total other comprehensive income	1	5

Total comprehensive income	56	43
Total comprehensive income attributable to noncontrolling interests	(3)	(4)

Total comprehensive income attributable to partners	$53	$39

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$55	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20	34
Earnings from unconsolidated affiliates	(8)	(6)
Distributions from unconsolidated affiliates	11	6
Net unrealized losses on derivative instruments	10	24
Other, net	4	—
Change in operating assets and liabilities, which (used) provided cash net of effects of acquisitions:
Accounts receivable	(79)	60
Inventories	46	19
Accounts payable	77	(122)
Accrued interest	10	3
Other current assets and liabilities	1	(9)
Other long-term assets and liabilities	—	(3)

Net cash provided by operating activities	147	44

INVESTING ACTIVITIES:
Capital expenditures	(101)	(102)
Acquisitions, net of cash acquired	—	(311)
Acquisition of an additional interest and commodity hedge	(481)	—
Investments in unconsolidated affiliates	(26)	(2)
Return of investment from unconsolidated affiliate	—	1

Net cash used in investing activities	(608)	(414)

FINANCING ACTIVITIES:
Proceeds from debt	809	722
Payments of debt	(690)	(604)
Payment of deferred financing costs	(4)	(2)
Excess purchase price over acquired net assets and commodity hedge	(94)	—
Proceeds from issuance of common units, net of offering costs	494	234
Net change in advances to predecessor from DCP Midstream, LLC	27	41
Net change in advances to predecessor – noncontrolling interest	—	13
Distributions to limited partners and general partner	(54)	(37)
Distributions to noncontrolling interests	(5)	(2)
Contributions from noncontrolling interests	15	—
Distributions to DCP Midstream, LLC	(3)	—
Contributions from DCP Midstream, LLC	1	3

Net cash provided by financing activities	496	368

Net change in cash and cash equivalents	35	(2)
Cash and cash equivalents, beginning of period	2	8

Cash and cash equivalents, end of period	$37	$6

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$357	$1,063	$—	$(15)	$189	$1,594
Net income	6	31	15	—	3	55
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	27	—	—	—	—	27
Acquisition of an additional 46.67% interest in the Eagle Ford system	(390)	—	—	—	—	(390)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired additional 46.67% interest in the Eagle Ford system and commodity hedge	—	(219)	—	—	—	(219)
Issuance of 12,650,000 common units	—	494	—	—	—	494
Distributions to limited partners and general partner	—	(42)	(12)	—	—	(54)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	15	15
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)

Balance, March 31, 2013	$—	$1,450	$3	$(14)	$202	$1,641

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$628	$654	$(5)	$(21)	$306	$1,562
Net income	14	12	8	—	4	38
Other comprehensive (loss) income	(1)	—	—	6	—	5
Net change in parent advances	41	—	—	—	13	54
Acquisition of an additional 66.67% interest in Southeast Texas and NGL Hedge	(248)	40	—	—	—	(208)
Acquisition of an additional 49.9% interest in East Texas	—	—	—	—	(176)	(176)
Issuance of units for Southeast Texas	—	48	—	—	—	48
Issuance of units for East Texas	—	33	—	—	—	33
Deficit purchase price under carrying value of acquired net assets	—	54	—	(4)	—	50
Issuance of 5,148,500 common units	—	234	—	—	—	234
Equity-based compensation	—	(1)	—	—	—	(1)
Distributions to limited partners and general partner	—	(30)	(7)	—	—	(37)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Contributions from DCP Midstream, LLC	—	3	—	—	—	3

Balance, March 31, 2012	$434	$1,047	$(4)	$(19)	$145	$1,603

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we, our or the Partnership, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and condensate; and transporting, storing and selling propane in wholesale markets.

We are a Delaware limited partnership that was formed in August 2005. Our partnership includes: our natural gas services segment (which includes our Northern Louisiana system; our Southern Oklahoma system; our 40% interest in Discovery Producer Services LLC, or Discovery; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Colorado system; our East Texas system; our Michigan system; our Southeast Texas system; our 80% interest in the Eagle Ford system, including the Goliad plant (of which 33.33% and 46.67% were acquired in November 2012 and March 2013, respectively) and our wholly-owned Eagle Plant), our NGL logistics segment (which includes the Seabreeze and Wilbreeze intrastate NGL pipelines, the Wattenberg and Black Lake interstate NGL pipelines, our 10% interest in the Texas Express intrastate NGL pipeline, the NGL storage facility in Michigan, the DJ Basin NGL fractionators and our minority ownership interests in the Mont Belvieu fractionators), and our wholesale propane logistics segment.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is wholly-owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp, or Spectra Energy. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 26% of us.

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

Our predecessor operations consist of a 66.67% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012, and an 80% interest in the Eagle Ford system, of which we acquired 33.33% and 46.67% in November 2012 and March 2013, respectively, from DCP Midstream, LLC. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2012 transaction, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2013 transaction, we own 80% of the Eagle Ford system which we account for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business, and 80% interest in the Eagle Ford system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. In addition, the results of operations for acquisitions accounted for as business combinations have been included in the condensed consolidated financial statements since their respective acquisition dates.

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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2012 Annual Report on Form 10-K.

2. Acquisitions

On March 28, 2013, we acquired an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and an $87 million fixed price commodity derivative hedge for a three-year period for aggregate consideration of $626 million, plus customary working capital and other purchase price adjustments. $490 million of the consideration was financed with the net proceeds from our 3.875% 10-year Senior Notes offering, $125 million was financed by the issuance at closing of an aggregate 2,789,739 of our common units to DCP Midstream, LLC and the remaining $11 million was paid with cash on hand. The $219 million excess purchase price over the carrying value of the acquired interest in the Eagle Ford system was recorded as a decrease in limited partners’ equity. We also reimbursed DCP Midstream, LLC $50 million for its proportionate share of 46.67% of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23 million as reimbursement for 46.67% of preformation capital expenditures. Prior to the acquisition of the additional interest in the Eagle Ford system, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. The Eagle Ford system acquisition represents a transaction between entities under common control and a change in reporting entity. Accordingly, our condensed consolidated financial statements have been adjusted to retrospectively include the historical results of our 80% interest in the Eagle Ford system for all periods presented, similar to the pooling method.

Consolidated Financial Information

The results of our 80% interest in the Eagle Ford system are included in the consolidated balance sheets as of December 31, 2012. The following table presents the previously reported December 31, 2012 consolidated balance sheet, adjusted for the acquisition of the additional 46.67% interest in the Eagle Ford system from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of December 31, 2012

	DCP Midstream Partners, LP (As previously reported) (a)	Consolidate Eagle Ford system (b)	Remove Eagle Ford system Investment in Unconsolidated Affiliate (c)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$—	$2
Accounts receivable	182	57	—	239
Inventories	75	1	—	76
Other	51	—	—	51

Total current assets	309	59	—	368
Property, plant and equipment, net	1,727	823	—	2,550
Goodwill and intangible assets, net	291	—	—	291
Investments in unconsolidated affiliates	558	1	(255)	304
Other non-current assets	87	3	—	90

Total assets	$2,972	$886	$(255)	$3,603

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$234	$111	$—	$345
Long-term debt	1,620	—	—	1,620
Other long-term liabilities	35	9	—	44

Total liabilities	1,889	120	—	2,009

Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,063	612	(255)	1,420
Accumulated other comprehensive loss	(15)	—	—	(15)

Total partners’ equity	1,048	612	(255)	1,405
Noncontrolling interests	35	154	—	189

Total equity	1,083	766	(255)	1,594

Total liabilities and equity	$2,972	$886	$(255)	$3,603

(a)	Amounts as previously reported with 33.33% of the Eagle Ford system presented within investments in unconsolidated affiliates.
(b)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.
(c)	Adjustments to remove our 33.33% investment in unconsolidated affiliates.

The results of our 80% interest in the Eagle Ford system are included in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012. The following tables presents the previously reported condensed consolidated statements of operations for the three months ended March 31, 2012, adjusted for the acquisition of an 80% interest in the Eagle Ford system from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Three Months Ended March 31, 2012

	DCP Midstream Partners, LP (As previously reported)	Consolidate Eagle Ford system (a)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$487	$303	$790
Transportation, processing and other	44	8	52
Losses from commodity derivative activity, net	(5)	—	(5)

Total operating revenues	526	311	837

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	431	265	696
Operating and maintenance expense	26	16	42
Depreciation and amortization expense	25	9	34
General and administrative expense	12	7	19

Total operating costs and expenses	494	297	791

Operating income	32	14	46
Interest expense, net	(13)	—	(13)
Earnings from unconsolidated affiliates	6	—	6

Income before income taxes	25	14	39
Income tax expense	(1)	—	(1)

Net income	24	14	38
Net income attributable to noncontrolling interests	(1)	(3)	(4)

Net income attributable to partners	$23	$11	$34

(a)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

The currently reported results are not intended to reflect actual results that would have occurred if the acquired business had been consolidated during the period presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

3. Agreements and Transactions with Affiliates

DCP Midstream, LLC

Services Agreement and Other General and Administrative Charges

On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaced the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with the general and administrative services previously provided under the Omnibus Agreement. The annual fee payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement, and will be $29 million for 2013. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Following is a summary of the fees we incurred under the Services Agreement and Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Services/Omnibus Agreement	$7	$5
Other fees — DCP Midstream, LLC	4	10

Total — DCP Midstream, LLC	$11	$15

In addition to the fees paid pursuant to the Services Agreement, we incurred other general and administrative fees with DCP Midstream, LLC of less than $1 million for each of the three months ended March 31, 2013 and 2012. These amounts include allocated expenses, including professional services, insurance and internal audit. The Eagle Ford system incurred $4 million and $7 million in general and administrative expenses directly from DCP Midstream, LLC for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2012, Southeast Texas incurred $3 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012.

Other Agreements and Transactions with DCP Midstream, LLC

In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $1 million and $3 million for the three months ended March 31, 2013 and 2012, respectively. We made a distribution to DCP Midstream, LLC related to capital projects at Southeast Texas of $3 million for the three months ended March 31, 2013.

DCP Midstream, LLC has issued parental guarantees, totaling $25 million as of March 31, 2013, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We pay DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees.

ConocoPhillips and Phillips 66

Prior to May 2012, DCP Midstream was owned 50% by Spectra Energy and 50% by ConocoPhillips. In May 2012, ConocoPhillips separated its business into two stand-alone publicly traded companies. As a result of this transaction, DCP Midstream, LLC is no longer owned 50% by ConocoPhillips. ConocoPhillips’ 50% ownership interest in DCP Midstream, LLC has been transferred to the new downstream company, Phillips 66.

We have multiple agreements with Phillips 66 and its affiliates, and anticipate continuing to sell to Phillips 66 and its affiliates in the ordinary course of business. Prior to ConocoPhillips’ separation in May 2012, these agreements were with ConocoPhillips. We continue to have agreements with ConocoPhillips, including fee-based and percent-of-proceeds gathering and processing arrangements, and gas purchase and gas sales agreements; however, we do not consider ConocoPhillips to be a related party after April 30, 2012.

Spectra Energy

We had propane supply agreements with Spectra Energy that expired in April 2012, which provided us propane supply at our marine terminals, included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2013	2012
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$385	$494
Transportation, processing and other	$17	$10
Purchases of natural gas, propane and NGLs	$44	$60
Gains from commodity derivative activity, net	$2	$4
General and administrative expense	$11	$15
ConocoPhillips (a):
Sales of natural gas, propane, NGLs and condensate	$—	$7
Transportation, processing and other	$—	$2
Purchases of natural gas, propane and NGLs	$—	$49
Spectra Energy:
Purchases of natural gas, propane and NGLs	$18	$86
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$2

(a)	In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

We had balances with affiliates as follows:

	March 31, 2013	December 31, 2012
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$213	$132
Accounts payable	$23	$66
Unrealized gains on derivative instruments — current	$75	$48
Unrealized gains on derivative instruments — long-term	$123	$64
Unrealized losses on derivative instruments — current	$20	$11
Unrealized losses on derivative instruments — long-term	$1	$—
Spectra Energy:
Accounts payable	$6	$5
Unconsolidated affiliates:
Accounts payable	$—	$1

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Inventories

Inventories were as follows:

	March 31,	December 31,
	2013	2012
	(Millions)
Natural gas	$10	$22
NGLs	20	54

Total inventories	$30	$76

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended March 31, 2013, and $5 million in lower of cost or market adjustments during the three months ended March 31, 2012.

5. Property, Plant and Equipment

A summary of property, plant and equipment by classification is as follows:

	Depreciable	March 31,	December 31,
	Life	2013	2012
		(Millions)
Gathering and transmission systems	20 — 50 Years	$1,938	$1,921
Processing, storage, and terminal facilities	35 — 60 Years	1,239	1,103
Other	3 — 30 Years	36	31
Construction work in progress		477	561

Property, plant and equipment		3,690	3,616
Accumulated depreciation		(1,084)	(1,066)

Property, plant and equipment, net		$2,606	$2,550

Interest capitalized on construction projects for the three months ended March 31, 2013 and 2012 was $2 million and $1 million, respectively.

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets effective April 1, 2012. The key contributing factors to the change in depreciable lives is an increase in the estimated remaining economically recoverable reserves resulting from the development of techniques that improve commodity production in the regions our assets serve. Advances in extraction processes, along with better technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. Based on our property, plant and equipment as of April 1, 2012, the new remaining depreciable lives resulted in an approximate $17 million reduction in depreciation expense for the three months ended March 31, 2013, which increased net income per limited partner unit by $0.26. The new remaining depreciable lives resulted in an approximate $52 million reduction in depreciation expense for the year ended December 31, 2012, which increased net income per limited partner unit by $0.95.

Depreciation expense was $18 million and $32 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, we discontinued certain construction projects and wrote off approximately $4 million in construction work in progress to other expense in the condensed consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. Investments in Unconsolidated Affiliates

The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2013	December 31, 2012
		(Millions)
Discovery Producer Services LLC	40%	$229	$223
Texas Express Pipeline	10%	55	41
Mont Belvieu Enterprise Fractionator	12.5%	19	19
Mont Belvieu 1 Fractionator	20%	16	14
CrossPoint Pipeline, LLC	50%	6	6
Other	Various	1	1

Total investments in unconsolidated affiliates		$326	$304

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $30 million at March 31, 2013 and December 31, 2012, which is associated with, and is being amortized over, the life of the underlying long-lived assets of Discovery.

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $5 million and $6 million at March 31, 2013 and December 31, 2012, respectively, which is associated with, and is being amortized over the life of the underlying long-lived assets of Mont Belvieu 1.

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Discovery Producer Services LLC	$—	$6
Mont Belvieu Enterprise Fractionator	4	—
Mont Belvieu 1 Fractionator	4	—
CrossPoint Pipeline, LLC	—	—
Other	—	—

Total earnings from unconsolidated affiliates	$8	$6

The following summarizes combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Statements of operations:
Operating revenue	$224	$48
Operating expenses	$100	$35
Net income	$124	$13

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions)
Balance sheets:
Current assets	$125	$129
Long-term assets	1,556	1,288
Current liabilities	(192)	(75)
Long-term liabilities	(37)	(43)

Net assets	$1,452	$1,299

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

Nonfinancial Assets and Liabilities

We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment; goodwill; and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

The following table presents the financial instruments carried at fair value as of March 31, 2013 and December 31, 2012, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$15	$61	$76	$—	$9	$40	$49
Long-term assets:
Commodity derivatives (b)	$—	$6	$122	$128	$—	$5	$65	$70
Current liabilities (c):
Commodity derivatives	$—	$(35)	$—	$(35)	$—	$(26)	$(1)	$(27)
Interest rate derivatives	$—	$(4)	$—	$(4)	$—	$(4)	$—	$(4)
Long-term liabilities (d):
Commodity derivatives	$—	$(5)	$—	$(5)	$—	$(6)	$—	$(6)
Interest rate derivatives	$—	$(1)	$—	$(1)	$—	$(2)	$—	$(2)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.
(c)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.
(d)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Changes in Levels 1 and 2 Fair Value Measurements

The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the three months ended March 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended March 31, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized (losses) gains included in earnings (d)	8	(5)	1	—
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(11)	—	—	—
Purchases	24	62	—	—

Ending balance	$61	$122	$—	$—

Net unrealized gains (losses) still held included in earnings (d)	$8	$(5)	$—	$—

Three months ended March 31, 2012 (b):
Beginning balance	$1	$1	$(1)	$—
Net realized and unrealized gains (losses) included in earnings (d)	1	—	(2)	—
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Purchases	13	27	—	—

Ending balance	$15	$28	$(3)	$—

Net unrealized gains (losses) still held included in earnings (d)	$1	$—	$(2)	$—

(a)	There were no issuances and sales of derivatives for the three months ended March 31, 2013.
(b)	There were no settlements, issuances and sales of derivatives for the three months ended March 31, 2012.
(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(d)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3.

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

Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$179	$0.30-$2.11	Per gallon
Natural Gas	$4	$3.78-$4.60	Per MMBtu
Liabilities
Natural Gas	$—	$4.03-$4.42	Per MMBtu

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

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value. The carrying value of outstanding balances under our Credit Agreement is $150 million as of March 31, 2013 and $525 million as of December 31, 2012, which approximated fair value. The carrying and fair values of the 3.875% Senior Notes are $494 million and $503 million, respectively, as of March 31, 2013. The carrying and fair values of the 2.50% Senior Notes are $497 million and $507 million, respectively, as of March 31, 2013 and the carrying value was $497 million as of December 31, 2012, which approximated fair value. The carrying and fair values of the 4.95% Senior Notes are $348 million and $381 million, respectively, as of March 31, 2013, and $348 million and $374 million, respectively, as of December 31, 2012. The carrying and fair values of the 3.25% Senior Notes are $250 million and $260 million, respectively, as of March 31, 2013, and $250 million and $259 million, respectively, as of December 31, 2012. We determine the fair value of our Credit Agreement borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. Debt

Long-term debt was as follows:

	March 31, 2013	December 31, 2012
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.46% and 1.47%, respectively, due November 10, 2016 (a)	$150	$525
Debt Securities
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	—
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Unamortized discount	(11)	(5)

Total long-term debt	$1,739	$1,620

(a)	$150 million has been swapped to a fixed rate obligation with fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 4.21% on the $150 million of outstanding debt under our revolving credit facility as of March 31, 2013. $150 million has been swapped to a fixed rate obligation with fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 2.25% on the $525 million of outstanding debt under our revolving credit facility as of December 31, 2012.

Credit Agreement

We have a $1 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.

At March 31, 2013 and December 31, 2012, we had $1 million of letters of credit issued and outstanding under the Credit Agreement. As of March 31, 2013, the unused capacity under the Credit Agreement was $849 million, of which approximately $770 million was available for general working capital purposes.

Our borrowing capacity is limited at March 31, 2013 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Credit Agreement will not mature prior to the November 10, 2016 maturity date.

Debt Securities

On March 14, 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund a portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes will be paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2014	$—
2015	250
2016	150
2017	500
Thereafter	850

1,750
Unamortized discount	(11)

Total	$1,739

9. Risk Management and Hedging Activities

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

Commodity Price Risk

Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2016 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. Recently, the relationship of NGLs to crude oil has been lower than historical relationships; however, a significant amount of our NGL hedges from 2013 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or a loss on commodity derivative activity.

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

Commodity Cash Flow Hedges — During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with the forecasted purchase of natural gas in June, July and August 2013, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. These cash flow hedges were in a loss position of $2 million as of March 31, 2013 and will fluctuate in value through the term of construction. Any effective changes in fair value of these derivative instruments will be deferred in accumulated other comprehensive income, or AOCI, until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, following completion of the additional storage cavern, any deferred gain or loss at the time of the purchase will remain in AOCI until the cavern is emptied and the base gas is sold.

In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. To mitigate the risk associated with the forecasted re-purchase of base gas, in 2008 we executed a series of derivative financial instruments, which were designated as cash flow hedges. The cash paid upon settlement of these hedges economically offsets the cash paid to purchase the base gas. As a result, a deferred loss of $3 million was recognized and will remain in AOCI until such time that our cavern is emptied and the base gas is sold.

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

At March 31, 2013, we had interest rate swap agreements extending through June 2014 totaling $150 million, which are designated as cash flow hedges. Based on our current operations, we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt. At March 31, 2013, $150 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR.

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

On March 8, 2012, we settled $195 million of our forward-starting interest rate swap agreements for $7 million. The net deferred losses of $5 million in AOCI, as of the settlement date, will be amortized into interest expense associated with our long-term debt offering through 2022.

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

•

Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of March 31, 2013, we are not a party to any agreements that would be subject to these provisions other than our Credit Agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2013, we had $20 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2013, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of March 31, 2013, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $19 million.

As of March 31, 2013, we had $150 million of individual interest rate swap instruments that were in a net liability position of $5 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.

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

Collateral

DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25 million in favor of certain counterparties to our commodity derivative instruments. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of March 31, 2013, we had no cash collateral posted with counterparties to our commodity derivative instruments.

Offsetting

Certain of our derivative instruments are subject to a master netting or similar arrangement, whereby we may elect to settle multiple positions with an individual counterparty through a single net payment. Each of our individual derivative instruments are presented on a gross basis on the condensed consolidated balance sheets, regardless of our ability to net settle our positions. Instruments that are governed by agreements that include net settle provisions allow final settlement, when presented with a termination event, of outstanding amounts by extinguishing the mutual debts owed between the parties in exchange for a net amount due. We have trade receivables and payables associated with derivative instruments, subject to master netting or similar agreements, which are not included in the table below. The following summarizes the gross and net amounts of our derivative instruments:

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
Description	March 31, 2013			December 31, 2012
Assets:
Commodity derivatives	$204	$(16)	$188	$119	$(10)	$109
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity derivatives	$(40)	$16	$(24)	$(33)	$10	$(23)
Interest rate derivatives	$(5)	$—	$(5)	$(6)	$—	$(6)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Summarized Derivative Information

The fair value of our derivative instruments that are designated as hedging instruments and those that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	March 31, 2013	December 31, 2012	Balance Sheet Line Item	March 31, 2013	December 31, 2012
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2)	$(3)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—

	$—	$—		$(2)	$(3)

Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4)	$(4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(1)	(2)

	$—	$—		$(5)	$(6)

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$76	$49	Unrealized losses on derivative instruments — current	$(33)	$(24)
Unrealized gains on derivative instruments — long-term	128	70	Unrealized losses on derivative instruments — long-term	(5)	(6)

	$204	$119		$(38)	$(30)

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2013:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)	$(6)	$1	$(15)
Gains (losses) recognized in AOCI on derivatives — effective portion	—	1	(1)	—
Losses reclassified from AOCI to earnings — effective portion	1 (b)	—	—	1

Net deferred losses in AOCI (ending balance)	$(9)	$(5)	$—	$(14)

Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(4)	$—	$—	$—

(a)	Relates to Discovery, our unconsolidated affiliate.
(b)	Included in interest expense in our condensed consolidated statements of operations.

For the three months ended March 31, 2013, less than $l million of derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2013, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting for the three months ended March 31, 2012:

	Gains (Losses) Recognized in AOCI on Derivatives — Effective Portion	Losses Reclassified From AOCI to Earnings — Effective Portion		Losses Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	(Millions)
Interest rate derivatives	$—	$(5	)(a)	$(2	)(a)(b)
Commodity derivatives	$(1)	$—		$—	(c)
Foreign currency derivatives (d)	$1	$—		$—

(a)	Included in interest expense in our condensed consolidated statements of operations.
(b)	For the three months ended March 31, 2012, $1 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
(c)	For the three months ended March 31, 2012, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring. The ineffective portion is included in gains (losses) from commodity derivative activity, net in our condensed consolidated statements of operations.
(d)	Relates to Discovery, our unconsolidated affiliate.

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2013	2012
	(Millions)
Third party:
Realized	$(4)	$16
Unrealized	2	(25)

Losses from commodity derivative activity, net	$(2)	$(9)

Affiliates:
Realized	$14	$1
Unrealized	(12)	3

Gains from commodity derivative activity, net —affiliates	$2	$4

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2013	2012
	(Millions)
Third party:
Realized losses	$—	$(3)
Unrealized gains	—	3

Interest (losses) gains	$—	$—

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

	March 31, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (MMbtu)
2013	(750,660)	(13,320,825)	(3,515,600)	135,000
2014	(636,195)	(11,636,120)	(5,231,910)	(2,747,500)
2015	(453,695)	(12,196,475)	(5,691,570)	—
2016	(195,922)	(1,838,564)	(813,267)	—

	March 31, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Long Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) position (Mmbtu)
2012	(576,678)	(14,406,500)	(1,615,424)	6,962,500
2013	(938,032)	135,000	(655,975)	6,472,500
2014	(547,500)	(365,000)	(629,625)	(900,000)
2015	(365,000)	—	(155,250)	—
2016	(183,000)	—	—	—

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of March 31, 2013, we have swaps with a notional value of $70 million and $80 million, which, in aggregate, exchange $150 million of our floating rate obligation to a fixed rate obligation through June 2014.

10. Partnership Equity and Distributions

General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined below, to unitholders of record on the applicable record date, as determined by our general partner.

In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.

In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. As of March 31, 2013, approximately $70 million aggregate offering price of our common units remains available for sale pursuant to this equity distribution agreement. During the three months ended March 31, 2013, we did not issue any common units pursuant to the equity distribution agreement.

The following table presents our cash distributions paid in 2013 and 2012:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 14, 2013	$0.6900	$54
November 14, 2012	$0.6800	$53
August 14, 2012	$0.6700	$49
May 15, 2012	$0.6600	$43
February 14, 2012	$0.6500	$37

11. Net Income or Loss per Limited Partner Unit

Basic and diluted net income or loss per limited partner unit is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding limited partner units during the period. Diluted net income or loss per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 22,459 and 51,925 equivalent units during the three months ended March 31, 2013 and 2012, respectively.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. Commitments and Contingent Liabilities

Prospect — During the fourth quarter of 2011, we received a claim for arbitration (the “Claim”) filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC (together, the “Claimants”) against EE Group, LLC (“EE Group”) and a number of other parties that previously owned, directly or indirectly, our Marysville NGL storage facility (collectively, the “Respondents”). EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons Holdings, LLC (“Marysville”) on December 30, 2010 (the “Acquisition”). The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. We acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and a 100% interest in EE Group, which owned the remaining 5% interest in Marysville. The Claimants seek, from the Respondents collectively, alleged actual, punitive and treble damages and disgorgement of profits, as well as fees and costs. The purchase agreements for the Acquisition contain indemnification and other provisions that may provide some protection to us for any breach of the representations, warranties and covenants made by the sellers in the Acquisition. In August 2012, we entered into a Settlement Agreement with the Claimants in which the Claimants have agreed that if an award is issued to the Claimants in the arbitration, the Claimants will not attempt to recover such an award from us. Additionally, in November 2012, we entered into a Settlement Agreement with the prior owners of EE Group in which such prior owners, who are named Respondents in the arbitration, agreed to fully release us from any liability that may arise out of the arbitration. Notwithstanding those settlement agreements, this matter is subject to the uncertainties inherent in any litigation, and the ultimate outcome of this matter may not be known for an extended period of time.

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

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. Business Segments

Our operations are located in the United States and are organized into three reporting segments: Natural Gas Services; NGL Logistics; and Wholesale Propane Logistics.

Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas. The segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our Southeast Texas system, our East Texas system, our 75% interest in the Colorado system, our 40% interest in Discovery, and our 80% interest in the Eagle Ford system.

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following tables set forth our segment information:

Three Months Ended March 31, 2013

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$557	$19	$155	$—	$731
Total purchases	(459)	—	(127)	—	(586)

Gross margin (a)	$98	$19	$28	—	$145
Operating and maintenance expense	(38)	(4)	(3)	—	(45)
Depreciation and amortization expense	(18)	(1)	(1)	—	(20)
General and administrative expense	—	—	—	(16)	(16)
Other expense	—	—	(4)	—	(4)
Earnings from unconsolidated affiliates	—	8	—	—	8
Interest expense, net	—	—	—	(12)	(12)
Income tax expense	—	—	—	(1)	(1)

Net income (loss)	42	22	20	(29)	55
Net income attributable to noncontrolling interests	(3)	—	—	—	(3)

Net income (loss) attributable to partners	$39	$22	$20	$(29)	$52

Non-cash derivative mark-to-market (b)	$(9)	$—	$(1)	$—	$(10)

Capital expenditures	$99	$2	$—	$—	$101

Acquisition expenditures	$481	$—	$—	$—	$481

Investments in unconsolidated affiliates	$10	$16	$—	$—	$26

Three Months Ended March 31, 2012

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$617	$16	$204	$—	$837
Total purchases	(513)	—	(183)	—	(696)

Gross margin (a)	$104	$16	$21	$—	$141
Operating and maintenance expense	(35)	(4)	(3)	—	(42)
Depreciation and amortization expense	(31)	(2)	(1)	—	(34)
General and administrative expense	—	—	—	(19)	(19)
Earnings from unconsolidated affiliates	6	—	—	—	6
Interest expense, net	—	—	—	(13)	(13)
Income tax expense	—	—	—	(1)	(1)

Net income (loss)	44	10	17	(33)	38
Net income attributable to noncontrolling interests	(4)	—	—	—	(4)

Net income (loss) attributable to partners	$40	$10	$17	$(33)	$34

Non-cash derivative mark-to-market (b)	$(23)	$—	$—	$(1)	$(24)

Capital expenditures	$100	$1	$1	$—	$102

Acquisition expenditures	$311	$—	$—	$—	$311

Investments in unconsolidated affiliates	$2	$—	$—	$—	$2

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$2,768	$2,706
NGL Logistics	359	340
Wholesale Propane Logistics	101	105
Other (d)	145	84

Total long-term assets	3,373	3,235
Current assets (c)	473	368

Total assets	$3,846	$3,603

(a)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane, NGLs and condensate. Gross margin is viewed as a non-GAAP measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)	Non-cash derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.
(c)	The segment information for the three months ended March 31, 2013 and 2012, and as of December 31, 2012, include the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.
(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2013	2012
	(Millions)
Cash paid for interest and income taxes:
Cash paid for interest, net of amounts capitalized	$1	$2
Cash paid for income taxes, net of income tax refunds	$—	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$29	$53
Other non-cash additions of property, plant and equipment	$1	$7

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

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheet March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$45	$1	$(9)	$37
Accounts receivable, net	—	—	328	—	328
Inventories	—	—	30	—	30
Other	—	—	78	—	78

Total current assets	—	45	437	(9)	473
Property, plant and equipment, net	—	—	2,606	—	2,606
Goodwill and intangible assets, net	—	—	289	—	289
Advances receivable — consolidated subsidiaries	1,439	1,496	—	(2,935)	—
Investments in consolidated subsidiaries	—	208	—	(208)	—
Investments in unconsolidated affiliates	—	—	326	—	326
Other long-term assets	—	14	138	—	152

Total assets	$1,439	$1,763	$3,796	$(3,152)	$3,846

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$23	$410	$(9)	$424
Advances payable — consolidated subsidiaries	—	—	2,935	(2,935)	—
Long-term debt	—	1,739	—	—	1,739
Other long-term liabilities	—	1	41	—	42

Total liabilities	—	1,763	3,386	(2,944)	2,205

Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	1,439	9	213	(208)	1,453
Accumulated other comprehensive loss	—	(9)	(5)	—	(14)

Total partners’ equity	1,439	—	208	(208)	1,439
Noncontrolling interests	—	—	202	—	202

Total equity	1,439	—	410	(208)	1,641

Total liabilities and equity	$1,439	$1,763	$3,796	$(3,152)	$3,846

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Balance Sheet December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3	$2	$(3)	$2
Accounts receivable, net	—	—	239	—	239
Inventories	—	—	76	—	76
Other	—	—	51	—	51

Total current assets	—	3	368	(3)	368
Property, plant and equipment, net	—	—	2,550	—	2,550
Goodwill and intangible assets, net	—	—	291	—	291
Advances receivable — consolidated subsidiaries	873	1,424	—	(2,297)	—
Investments in consolidated subsidiaries	532	728	—	(1,260)	—
Investments in unconsolidated affiliates	—	—	304	—	304
Other long-term assets	—	11	79	—	90

Total assets	$1,405	$2,166	$3,592	$(3,560)	$3,603

LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$12	$336	$(3)	$345
Advances payable — consolidated subsidiaries	—	—	2,297	(2,297)	—
Long-term debt	—	1,620	—	—	1,620
Other long-term liabilities	—	2	42	—	44

Total liabilities	—	1,634	2,675	(2,300)	2,009

Commitments and contingent liabilities
Equity:
Partners’ equity:
Predecessor equity	—	—	357	—	357
Net equity	1,405	542	376	(1,260)	1,063
Accumulated other comprehensive loss	—	(10)	(5)	—	(15)

Total partners’ equity	1,405	532	728	(1,260)	1,405
Noncontrolling interests	—	—	189	—	189

Total equity	1,405	532	917	(1,260)	1,594

Total liabilities and equity	$1,405	$2,166	$3,592	$(3,560)	$3,603

(a)	The financial information as of December 31, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$668	$—	$668
Transportation, processing and other	—	—	63	—	63
Gains (losses) from commodity derivative activity, net	—	—	—	—	—

Total operating revenues	—	—	731	—	731

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	586	—	586
Operating and maintenance expense	—	—	45	—	45
Depreciation and amortization expense	—	—	20	—	20
General and administrative expense	—	—	16	—	16
Other expense	—	—	4	—	4

Total operating costs and expenses	—	—	671	—	671

Operating income	—	—	60	—	60
Interest expense, net	—	(12)	—	—	(12)
Income from consolidated subsidiaries	52	64	—	(116)	—
Earnings from unconsolidated affiliates	—	—	8	—	8

Income before income taxes	52	52	68	(116)	56
Income tax expense	—	—	(1)	—	(1)

Net income	52	52	67	(116)	55
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)

Net income attributable to partners	$52	$52	$64	$(116)	$52

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$52	$52	$67	$(116)	$55
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—

Total other comprehensive income	1	1	—	(1)	1

Total comprehensive income	53	53	67	(117)	56
Total comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)

Total comprehensive income attributable to partners	$53	$53	$64	$(117)	$53

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Operations Three Months Ended March 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$790	$—	$790
Transportation, processing and other	—	—	52	—	52
Losses from commodity derivative activity, net	—	—	(5)	—	(5)

Total operating revenues	—	—	837	—	837

Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	696	—	696
Operating and maintenance expense	—	—	42	—	42
Depreciation and amortization expense	—	—	34	—	34
General and administrative expense	—	—	19	—	19
Other income	—	—	—	—	—

Total operating costs and expenses	—	—	791	—	791

Operating income	—	—	46	—	46
Interest expense, net	—	(13)	—	—	(13)
Income from consolidated subsidiaries	34	47	—	(81)	—
Earnings from unconsolidated affiliates	—	—	6	—	6

Income before income taxes	34	34	52	(81)	39
Income tax expense	—	—	(1)	—	(1)

Net income	34	34	51	(81)	38
Net loss attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to partners	$34	$34	$47	$(81)	$34

(a)	The financial information for the three months ended March 31, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income Three Months Ended March 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$34	$34	$51	$(81)	$38
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	5	—	—	5
Net unrealized losses on cash flow hedges	—	—	—	—	—
Other comprehensive loss from consolidated subsidiaries	5	—	—	(5)	—

Total other comprehensive loss	5	5	—	(5)	5

Total comprehensive income	39	39	51	(86)	43
Total comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)

Total comprehensive income attributable to partners	$39	$39	$47	$(86)	$39

(a)	The financial information for the three months ended March 31, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(440)	$(73)	$666	$(6)	$147

INVESTING ACTIVITIES:
Capital expenditures	—	—	(101)	—	(101)
Acquisition of an additional interest and commodity hedge	—	—	(481)	—	(481)
Investments in unconsolidated affiliates	—	—	(26)	—	(26)

Net cash used in investing activities	—	—	(608)	—	(608)

FINANCING ACTIVITIES:
Proceeds from debt	—	809	—	—	809
Payments of debt	—	(690)	—	—	(690)
Payments of deferred financing cost	—	(4)	—	—	(4)
Excess purchase price over acquired net assets and commodity hedge		—	(94)	—	(94)
Proceeds from issuance of common units, net of offering cost	494	—	—	—	494
Net change in advances to predecessor from DCP Midstream, LLC	—	—	27	—	27
Distributions to limited partners and general partner	(54)	—	—	—	(54)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Contributions from noncontrolling interests	—	—	15	—	15
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1

Net cash provided by (used in) financing activities	440	115	(59)	—	496

Net change in cash and cash equivalents	—	42	(1)	(6)	35
Cash and cash equivalents, beginning of period	—	3	2	(3)	2

Cash and cash equivalents, end of period	$—	$45	$1	$(9)	$37

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES

Net cash (used in) provided by operating activities	$(197)	$(119)	$357	$3	$44

INVESTING ACTIVITIES:
Capital expenditures	—	—	(102)	—	(102)
Acquisitions, net of cash acquired	—	—	(311)	—	(311)
Investments in unconsolidated affiliates	—	—	(2)	—	(2)
Return of investment in unconsolidated affiliates	—	—	1	—	1

Net cash used in investing activities	—	—	(414)	—	(414)

FINANCING ACTIVITIES:
Proceeds from debt	—	722	—	—	722
Payments of debt	—	(604)	—	—	(604)
Payment of deferred financing costs	—	(2)	—	—	(2)
Proceeds from issuance of common units, net of offering costs	234	—	—	—	234
Distributions to limited partners and general partner	(37)	—	—	—	(37)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Contributions from DCP Midstream, LLC	—	—	3	—	3
Net change in advances to predecessor from DCP Midstream, LLC	—	—	41	—	41
Net change in advances to predecessor – noncontrolling interest	—	—	13	—	13
Net change in short-term borrowings	—	1	—	(1)	—

Net cash provided by (used in) financing activities	197	117	55	(1)	368

Net change in cash and cash equivalents	—	(2)	(2)	2	(2)
Cash and cash equivalents, beginning of period	—	4	6	(2)	8

Cash and cash equivalents, end of period	$—	$2	$4	$—	$6

(a)	The financial information during the three months ended March 31, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

16. Subsequent Events

On April 25, 2013, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.70 per unit, payable on May 15, 2013 to unitholders of record on May 8, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2012 Form 10-K.

Overview

We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.

Our business is impacted by commodity prices, which we mitigate on an overall Partnership basis through a multi-year hedging program, as well as volumes of throughput and sales of natural gas and NGLs. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while NGL prices have softened in relation to crude prices. NGLs and natural gas prices remain modest due to increasing supplies and last year’s record warm weather. Although we have not experienced a significant impact to our natural gas throughput volumes as a result of decreased commodity prices, if commodity prices remain weak for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where low commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production. We use direct NGL hedges to mitigate a significant portion of our NGL price exposure; however, weakening of the relationship of natural gas liquids to crude oil prices does somewhat impact the effectiveness of our hedging program to mitigate our exposure to price fluctuations where we use crude oil to hedge our NGL price exposure.

NGL prices are also impacted by the demand from petro-chemical and refining industries. The petrochemical industry is making significant investment in building or expanding facilities to convert chemical plants from heavier oil-based feed stock to lighter NGL-based feed stock, including ethane. This increased demand should support increasing ethane supplies. In addition, propane export facilities are also being expanded or built, which is expected to support increasing propane supply. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.

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

Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC. Our multi-faceted growth strategy may take numerous forms such as accretive dropdown opportunities from DCP Midstream, LLC, third-party acquisitions, joint venture opportunities and organic build opportunities within our footprint. Dropdowns from DCP Midstream, LLC since the beginning of 2012 totaled approximately $1.7 billion.

Some of our recent growth projects include the following:

•

On March 28, 2013, we acquired an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivative hedges for a three-year period for aggregate consideration of $626 million. Our now 80% interest in the construction of the Goliad 200 MMcf/d natural gas processing plant, including direct commodity price hedges, representing a total investment of approximately $230 million, is expected to be online in the first quarter of 2014.

•

Our construction of our wholly-owned Eagle 200 MMcf/d natural gas processing plant is complete and has commenced operations. Our expansion plan for the Discovery natural gas gathering pipeline system is also progressing and is expected to be completed in mid-2014. Both projects are expected to enhance our portfolio through additional fee-based margins.

Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. In March 2013, we raised $494 million, net of commissions and offering costs, through a public equity offering and $490 million, net of underwriters’ fees, related expenses, and unamortized discounts, through a public debt offering of 3.875% 10-year Senior Notes, which were used to finance our growth opportunities. As of March 31, 2013, the unused capacity under the Credit Agreement was $849 million, of which $770 million was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.

We raised our distributions for the quarter, resulting in a 6.0% increase in our quarterly distribution rate over the rate declared in the first quarter of 2012. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook

In 2013, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business currently representing approximately 50% of our estimated margins, plus our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of approximately $500 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon Connector, which are shown as investments in unconsolidated affiliates, construction of the Goliad plant within the Eagle Ford system and the Eagle plant, expansion and upgrades to our Southeast Texas complex, and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.

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

For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” in our 2012 Form 10-K.

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements have been adjusted to include the historical results of our 80% interest in the Eagle Ford system and 100% interest in Southeast Texas for all periods presented, similar to the pooling method. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

The accompanying schedules provide reconciliations of gross margin, segment gross margin and adjusted segment EBITDA to its most directly comparable GAAP financial measure.

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

Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2013	2012
Reconciliation of Non-GAAP Measures	(Millions)
Reconciliation of net income attributable to partners to gross margin:
Net income attributable to partners	$52	$34
Interest expense	12	13
Income tax expense	1	1
Operating and maintenance expense	45	42
Depreciation and amortization expense	20	34
General and administrative expense	16	19
Other expense	4	—
Earnings from unconsolidated affiliates	(8)	(6)
Net income attributable to noncontrolling interests	3	4

Gross margin	$145	$141

Non-cash commodity derivative mark-to-market (a)	$(10)	$(23)

Reconciliation of segment net income attributable to partners to segment gross margin:
Natural Gas Services segment:
Segment net income attributable to partners	$39	$40
Operating and maintenance expense	38	35
Depreciation and amortization expense	18	31
Earnings from unconsolidated affiliates	—	(6)
Net income attributable to noncontrolling interests	3	4

Segment gross margin	$98	$104

Non-cash commodity derivative mark-to-market (a)	$(9)	$(23)

NGL Logistics segment:
Segment net income attributable to partners	$22	$10
Operating and maintenance expense	4	4
Depreciation and amortization expense	1	2
Earnings from unconsolidated affiliates	(8)	—

Segment gross margin	$19	$16

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$20	$17
Operating and maintenance expense	3	3
Depreciation and amortization expense	1	1
Other expense	4	—

Segment gross margin	$28	$21

Non-cash commodity derivative mark-to-market (a)	$(1)	$—

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended March 31,
	2013	2012
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$39	$40
Non-cash commodity derivative mark-to-market	9	23
Depreciation and amortization expense	18	31
Noncontrolling interest on depreciation and income tax	(1)	(2)

Adjusted Segment EBITDA	$65	$92

NGL Logistics segment:
Segment net income attributable to partners	$22	$10
Depreciation and amortization expense	1	2

Adjusted Segment EBITDA	$23	$12

Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$20	$17
Non-cash commodity derivative mark-to-market	1	—
Depreciation and amortization expense	1	1

Adjusted Segment EBITDA	$22	$18

(a)	Includes no lower of cost or market adjustments for the three months ended March 31, 2013 and $4 million lower of cost or market adjustments during the three months ended March 31, 2012.
(b)	Includes no lower of cost or market adjustments for the three months ended March 31, 2013 and $1 million lower of cost or market adjustments during the three months ended March 31, 2012.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements” in our 2012 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2013 are the same as those described in our 2012 Form 10-K.

Results of Operations

Consolidated Overview

The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2013 and 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended March 31,		Variance Three Months 2013 vs. 2012
	2013 (a)	2012 (a)(b)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (c):
Natural Gas Services	$557	$617	$(60)	(10)%
NGL Logistics	19	16	3	19%
Wholesale Propane Logistics	155	204	(49)	(24)%

Total operating revenues	731	837	(106)	(13)%

Gross margin (d):
Natural Gas Services	98	104	(6)	(6)%
NGL Logistics	19	16	3	19%
Wholesale Propane Logistics	28	21	7	33%

Total gross margin	145	141	4	3%
Operating and maintenance expense	(45)	(42)	3	7%
Depreciation and amortization expense	(20)	(34)	(14)	(41)%
General and administrative expense	(16)	(19)	(3)	(16)%
Other expense	(4)	—	4	100%
Earnings from unconsolidated affiliates (e)	8	6	2	33%
Interest expense	(12)	(13)	(1)	(8)%
Income tax expense	(1)	(1)	—	—%
Net income attributable to noncontrolling interests	(3)	(4)	(1)	(25)%

Net income attributable to partners	$52	$34	$18	53%

Other data:
Non-cash commodity derivative mark-to-market	$(10)	$(23)	$13	57%
Natural gas throughput (MMcf/d) (e)	2,307	2,282	25	1%
NGL gross production (Bbls/d) (e)	114,106	106,137	7,969	8%
NGL pipelines throughput (Bbls/d) (e)	84,294	82,695	1,599	2%
Propane sales volume (Bbls/d)	33,759	34,379	(620)	(2)%

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 2012, and a 46.67% interest on March 28, 2013.
(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.
(c)	Operating revenues include the impact of commodity derivative activity.
(d)	Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.
(e)	Includes our share, based on our ownership percentage, of the throughput volumes, NGL production and earnings of all unconsolidated affiliates. Earnings for Discovery and the Mont Belvieu 1 fractionator include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Total Operating Revenues — Total operating revenues decreased $106 million in 2013 compared to 2012 primarily as a result of the following:

•

$49 million decrease attributable to reduced Wholesale Propane Logistics segment sales volumes primarily as a result of suspending the import of supply, partially offset by the exporting of propane from our Chesapeake terminal. 2012 results reflect reduced demand as a result of record warm winter;

•	$42 million decrease primarily attributable to lower commodity prices; and

•

$23 million decrease primarily attributable to contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation, partially offset by increased volumes within our Natural Gas Services segment.

These decreases were partially offset by:

•

$5 million increase related to commodity derivative activity including a $12 million decrease of non-cash derivative mark-to-market losses, partially offset by a $7 million decrease in realized cash settlement gain; and

•	$3 million increase attributable to increased activity at our NGL storage facility and increased throughput on certain of our pipelines within our NGL Logistics segment.

Gross Margin — Gross margin increased $4 million in 2013 compared to 2012, primarily as a result of the following:

•

$7 million increase for our Wholesale Propane Logistics segment, primarily due to increased unit margins and exporting propane from our Chesapeake terminal, partially offset by suspending the import of supply. 2012 results reflect reduced demand as a result of record warm winter; and

•	$3 million increase for our NGL Logistics segment as a result of increased activity at our NGL storage facility, and increased throughput on certain of our pipelines.

These increases were partially offset by:

•

$6 million decrease for our Natural Gas Services segment, primarily related to lower commodity prices, partially offset by increases attributable to higher unit margins associated with our natural gas storage and pipeline assets, commodity derivative activity, and a lower of cost or market adjustment recognized in 2012.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2013 compared to 2012, primarily as a result of timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2013 compared to 2012 primarily as a result of a change in the estimated useful lives of our assets.

Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to discontinued projects.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 primarily as a result of the acquisition of the Mont Belvieu fractionators in July 2012, partially offset by lower results at Discovery due to lower commodity prices, reduced throughput volumes and timing of expenditures. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests remained relatively constant in 2013 compared to 2012.

Results of Operations — Natural Gas Services Segment

Subsequent to our acquisition of an additional 46.67% interest in the Eagle Ford system and commencing of the wholly-owned Eagle Plant operations in March 2013, the operating capacity for our Natural Gas Services segment is as follows:

2013 Operating data
	Approximate Gas Gathering and Transmission Miles	Plants		Fractionators		Approximate Net Nameplate Plant Capacity (MMcf/d)	Approximate Natural Gas Storage Capacity (Bcf)
Southeast Texas System	675	3	(b)	—		400	8
East Texas System	900	6	(b)	1		860	—
Michigan System	440	4	(c)	—		455	—
Colorado System (a)	40	1	(c)	—		84	—
Minden System	725	1	(b)	—		115	—
Ada System	130	1	(b)	—		45	—
Pelico System	600	—		—		—	1	(e)
Discovery (a)	300	1	(b)(d)	1	(d)	240	—
Southern Oklahoma System	225	—		—		—	—
Wyoming System	1,400	—		—		—	—
Eagle Ford System (a)	6,000	5	(b)	3		600	—
Eagle Plant	—	1	(b)	—		200	—

Total	11,435	23		5		2,999	9

(a)	Represents total capacity allocated to our proportionate ownership share for the first quarter of 2013. We have a 75% interest in our Colorado system, 40% limited liability company interest in Discovery and 80% interest in our Eagle Ford system.
(b)	Represents NGL extraction plants.
(c)	Represents treating plants.
(d)	Represents a location operated by a third party.
(e)	Represents a location owned and operated by a third party.

This segment consists of our Southeast Texas system, our East Texas system, our Michigan system, a 75% operating interest in our Colorado system, Northern Louisiana system, a 40% interest in Discovery, our Southern Oklahoma system, our Wyoming system, an 80% interest in our Eagle Ford system, and our wholly-owned Eagle Plant:

	Three Months Ended March 31,		Variance Three Months 2013 vs. 2012
	2013 (a)	2012 (a)(b)	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$514	$587	$(73)	(12)%
Transportation, processing and other	44	36	8	22%
Losses from commodity derivative activity	(1)	(6)	5	83%

Total operating revenues	557	617	(60)	(10)%
Purchases of natural gas and NGLs	(459)	(513)	(54)	(11)%

Segment gross margin (c)	98	104	(6)	(6)%
Operating and maintenance expense	(38)	(35)	3	9%
Depreciation and amortization expense	(18)	(31)	(13)	(42)%
Earnings from unconsolidated affiliates (d)	—	6	(6)	(100)%

Segment net income	42	44	(2)	(5)%
Segment net income attributable to noncontrolling interests	(3)	(4)	(1)	(25)%

Segment net income (loss) attributable to partners	$39	$40	$(1)	(3)%

Other data:
Non-cash commodity derivative mark-to-market	$(9)	$(23)	$14	61%
Natural gas throughput (MMcf/d) (d)	2,307	2,282	25	1%
NGL gross production (Bbls/d) (d)	114,106	106,137	7,969	8%

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 201 2, and a 46.67% interest on March 28, 2013.
(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.
(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(d)	Includes our share, based on our ownership percentage, of the throughput volumes, NGL production and earnings of all unconsolidated affiliates. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Total Operating Revenues — Total operating revenues decreased $60 million in 2013 compared to 2012, primarily as a result of the following:

•	$66 million decrease attributable to lower commodity prices; and

•

$28 million decrease primarily attributable to contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation, partially offset by increased volumes across certain assets.

These decreases were partially offset by:

•	$29 million increase attributable to increased prices for physical sales related to our natural gas storage and pipeline assets, and increased volumes; and

•

$5 million increase related to commodity derivative activity. This includes a decrease in unrealized commodity derivative losses in 2013 compared to 2012 of $14 million due to movements in forward prices of commodities, partially offset by a decrease in realized cash settlement gains in 2013 compared to 2012 of $9 million.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $54 million in 2013 compared to 2012 primarily as a result of lower commodity prices and changes in contract structure; partially offset by increased volumes across certain assets.

Segment Gross Margin — Segment gross margin decreased $6 million in 2013 compared to 2012, primarily as a result of the following:

•

$21 million decrease as a result of lower commodity prices, which reflects the unhedged portion of the Eagle Ford and Southeast Texas systems associated with DCP Midstream, LLC’s ownership during each of the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, DCP Midstream, LLC’s interest in the Eagle Ford system was 66.67% and 100%. During the three months ended March 31, 2012, DCP Midstream, LLC’s interest in the Southeast Texas system was 66.67%.

These decreases were partially offset by:

•	$10 million increase attributable to higher unit margins associated with our natural gas storage and pipeline assets, and a lower of cost or market adjustment recognized in 2012; and

•	$5 million increase related to commodity derivative activities as discussed above.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2013 compared to 2012 primarily as a result of timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2013 compared to 2012 primarily as a result of a change in estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, decreased in 2013 compared to 2012 primarily as a result of lower results due to lower commodity prices, reduced throughput volumes and timing of expenditures. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests — Segment net income attributable to noncontrolling interests remained relatively constant in 2013 compared to 2012.

Natural Gas Throughput — Natural gas throughput increased in 2013 compared to 2012 primarily as a result of our acquisition of the Crossroads system and the startup of the Eagle plant, partially offset by decreases in volumes across certain of our assets.

NGL Gross Production — NGL production increased in 2013 compared to 2012 primarily as a result of our acquisition of the Crossroads system and the startup of the Eagle plant, partially offset by decreases in volumes across certain of our assets.

Results of Operations — NGL Logistics Segment

This segment includes our Seabreeze, Wilbreeze, Wattenberg and Black Lake transportation pipelines, our 10% interest in the Texas Express NGL pipeline, our Marysville NGL storage facility, our DJ Basin NGL fractionators, our 12.5% interest in the Mont Belvieu Enterprise fractionator and our 20% interest in the Mont Belvieu 1 fractionator:

	Three Months Ended March 31,		Variance Three Months 2013 vs. 2012
	2013	2012	Increase (Decrease)	Percent
Operating revenues:
Transportation, processing and other	19	16	3	19%

Total operating revenues	19	16	3	19%
Purchases of NGLs	—	—	—	—%

Segment gross margin (a)	19	16	3	19%
Operating and maintenance expense	(4)	(4)	—	—%
Depreciation and amortization expense	(1)	(2)	(1)	(50)%
Earnings from unconsolidated affiliates (b)	8	—	8	100%

Segment net income attributable to partners	$22	$10	$12	120%

Other data:
NGL pipelines throughput (Bbls/d) (b)	84,294	82,695	1,599	2%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.
(b)	Includes our share, based on our ownership percentage, of the throughput volumes and earnings of unconsolidated affiliates.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Total Operating Revenues — Total operating revenues increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility, and increased throughput on certain of our pipelines.

Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility, and increased throughput on certain of our pipelines.

Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2013 compared to 2012.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2013 compared to 2012 primarily as a result of a change in the estimated useful lives of our assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 as a result of the acquisition of the Mont Belvieu fractionators in July 2012.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2013 compared to 2012 as a result of volume growth on our pipelines, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Three Months Ended March 31,		Variance Three Months 2013 vs. 2012
	2013	2012	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$154	$203	$(49)	24%
Gains from commodity derivative activity	1	1	—	—%

Total operating revenues	155	204	(49)	24%
Purchases of propane	(127)	(183)	(56)	(31)%

Segment gross margin (a)	28	21	7	33%
Operating and maintenance expense	(3)	(3)	—	—%
Depreciation and amortization expense	(1)	(1)	—	—%
Other expense	(4)	—	4	100%

Segment net income attributable to partners	$20	$17	$3	18%

Other data:
Non-cash commodity derivative mark-to-market	$(1)	$—	$(1)	(100)%
Propane sales volume (Bbls/d)	33,759	34,379	(620)	(2)%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Total Operating Revenues — Total operating revenues decreased by $49 million in 2013 compared to 2012, primarily as a result of the following:

•	$40 million decrease attributable to lower propane prices; and

•

$9 million decrease attributable to reduced sales volumes primarily as a result of suspending the import of supply, partially offset by the exporting of propane from our Chesapeake terminal. 2012 results reflect reduced demand as a result of record warm winter.

Purchases of Propane — Purchases of propane decreased in 2013 compared to 2012 primarily due to lower propane prices, which impacts both sales and purchases, and suspending the import of supply, partially offset by the exporting of propane from our Chesapeake terminal. 2012 results reflect reduced demand as a result of record warm winter.

Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 primarily due to increased unit margins and exporting propane from our Chesapeake terminal, partially offset by suspending the import of supply. 2012 results reflect reduced demand as a result of record warm winter.

Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to a discontinued project.

Propane Sales Volume — Propane sales volumes decreased in 2013 compared to 2012 as a result of suspending the import of supply, partially offset by the exporting of propane from our Chesapeake terminal and increased demand at our rail terminals. 2012 results reflect reduced demand as a result of record warm winter.

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

Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our business, although deterioration in our operating environment could limit our borrowing capacity, impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Credit Agreement. Our sources of funding could include additional borrowings under our Credit Agreement, public debt, and the issuance of our common units.

Our Credit Agreement consists of a senior unsecured revolving credit facility with capacity of $1 billion, which matures on November 10, 2016. Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. As of May 2, 2013, we had approximately $809 million of unused capacity under the Credit Agreement.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2016 with fixed price commodity swaps and collar arrangements. For additional information regarding our derivative activities, please read Part 1, Item 3 herein and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K.

On March 14, 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund the cash portion of the acquisition of an additional 46.67% interest in the Eagle Ford system

In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. As of March 31, 2013, approximately $70 million aggregate offering price of our common units remains available for sale pursuant to this equity distribution agreement. During the three months ended March 31, 2013, we did not issue any common units pursuant to the equity distribution agreement.

In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for an additional 46.67% interest in the Eagle Ford system.

In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.

The counterparties to each of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of May 2, 2013, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25 million in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with these counterparties. We pay DCP Midstream, LLC a fee of 0.50% per annum on these guarantees. These parental guarantees reduce the amount of cash we may be required to post as collateral. As of May 2, 2013, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade.

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

We had working capital of $49 million as of March 31, 2013, compared to working capital of $23 million as of December 31, 2012. Included in these working capital amounts are net derivative working capital of $37 million and $18 million as of March 31, 2013 and December 31, 2012, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.

As of March 31, 2013, we had $37 million in cash and cash equivalents. Of this balance, $1 million was held by subsidiaries we do not wholly own, which we consolidate in our financial results. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2013	2012
	(Millions)
Net cash provided by operating activities	$147	$44
Net cash used in investing activities	$(608)	$(414)
Net cash provided by financing activities	$496	$368

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

We received $10 million and $17 million for our net hedge cash settlements for the three months ended March 31, 2013 and 2012, respectively.

We received cash distributions from unconsolidated affiliates of $11 million and $6 million during the three months ended March 31, 2013 and 2012, respectively. Distributions exceeded earnings by $3 million for the three months ended March 31, 2013, and earnings exceeded distributions by less than $1 million for the three months ended March 31, 2012.

Net Cash Used in Investing Activities — Net cash used in investing activities during the three months ended March 31, 2013 was comprised of: (1) acquisition expenditures of $481 million related to our acquisition of the additional 46.67% interest in the Eagle Ford system; (2) capital expenditures of $101 million (our portion of which was $99 million and the reimbursable projects portion was $2 million); and (3) investments in unconsolidated affiliates of $26 million.

Net cash used in investing activities during the three months ended March 31, 2012 was comprised of: (1) acquisition expenditures of $311 million, of which $189 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, and $122 million related to our acquisition of the remaining 49.9% interest in East Texas ; (2) capital expenditures of $102 million (our portion of which was $97 million and the reimbursable projects portion was $5 million); and (3) investments in unconsolidated affiliates of $2 million; partially offset by (4) return of investment from unconsolidated affiliate of $1 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2013 was comprised of: (1) proceeds from debt of $809 million, offset by payments of $690 million, for net borrowing of debt of $119 million; (2) proceeds from the issuance of common units net of offering costs of $494 million; (3) change in advances to predecessor from DCP Midstream, LLC of $27 million; (4) contributions from noncontrolling interests of $15 million; and (5) contributions from DCP Midstream, LLC of $1 million; partially offset by (6) excess purchase price over acquired net assets and commodity hedge of $94 million; (7) distributions to our limited partners and general partner of $54 million; (8) distributions to noncontrolling interests of $5 million; (9) payment of deferred financing costs of $4 million; and (10) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.

Net cash provided by financing activities during the three months ended March 31, 2012 was comprised of: (1) proceeds from debt of $722 million, including $350 million from the issuance of our 4.95% 10-year Senior Notes, offset by payments of $604 million, for net borrowing of debt of $118 million; (2) proceeds from the issuance of common units net of offering costs of $234 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $41 million and from noncontrolling interest of $13 million; and (4) contributions from DCP Midstream, LLC of $3 million; partially offset by (5) distributions to our limited partners and general partner of $37 million; (6) payment of deferred financing costs of $2 million; and (7) distributions to noncontrolling interests of $2 million.

During the three months ended March 31, 2013, total outstanding indebtedness under our $1 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $151 million and did not exceed $607 million. The weighted-average indebtedness outstanding for the three months ended March 31, 2013 was $429 million.

As of March 31, 2013 we had unused capacity under the revolving credit facility was $849 million, of which approximately $770 million was available for general working capital purposes.

During the three months ended March 31, 2013, we had the following net movements on our revolving credit facility:

•	$441 million repayment financed by the issuance of 12,650,000 common units in March 2013; and

•	$9 million net repayment activity; partially offset by

•

$75 million borrowings primarily to reimburse DCP Midstream, LLC for its proportionate share of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant and for preformation capital expenditures.

During the three months ended March 31, 2012, we had the following net movements on our revolving credit facility:

•	$234 million repayment financed by the issuance of 5,148,500 common units in March 2012; and

•	$23 million repayment financed by the issuance of $350 million of 4.95% Senior Notes due April 1, 2022; partially offset by

•	$27 million net borrowings.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of approximately $500 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon which are shown as investments in unconsolidated affiliates, construction of the Goliad plant within the Eagle Ford system and the Eagle plant, expansion and upgrades to our Southeast Texas complex, and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$7	$92	$99	$4	$93	$97
Noncontrolling interest portion and reimbursable projects (a)	—	2	2	3	2	5

Total	$7	$94	$101	$7	$95	$102

(a)	In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $26 million and $2 million during the three months ended March 31, 2013 and 2012, respectively, to fund our share of capital expansion projects.

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

Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $54 million during the three months ended March 31, 2013, as compared to $37 million for the same period in 2012. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Description of the Credit Agreement — The Credit Agreement consists of a $1 billion revolving credit facility that matures November 10, 2016. As of March 31, 2013, the outstanding balance on the revolving credit facility was $150 million resulting in unused revolver capacity of $849 million, of which approximately $770 million was available for general working capital purposes.

Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500.0 million of outstanding letters of credit.At March 31, 2013 and December 31, 2012, we had $1 million outstanding letters of credit issued under the Credit Agreement.

As of March 31, 2013, the weighted-average interest rate on our revolving credit facility was 1.46% per annum, excluding the impact of interest rate swaps.

Description of Debt Securities – On March 14, 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund the cash portion of the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes will be paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On November 27, 2012, we issued $500 million of our 2.50% 5-year Senior Notes due December 1, 2017. We received net proceeds of $494 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $6 million, which were used to repay our then-outstanding term loans. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, commencing June 1, 2013. The notes will mature on December 1, 2017, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

On March 13, 2012, we issued $350 million of our 4.95% 10-year Senior Notes due April 1, 2022. We received net proceeds of $346 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $4 million, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on April 1, 2022, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

The series of notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Facility. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations

A summary of our total contractual cash obligations as of March 31, 2013, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Long-term debt (a)	$2,203	$64	$366	$748	$1,025
Operating lease obligations (b)	102	19	26	18	39
Purchase obligations (c)	238	153	58	27	—
Other long-term liabilities (d)	24	—	1	—	23

Total	$2,567	$236	$451	$793	$1,087

(a)	Includes interest payments on long-term debt that has been hedged and on debt securities that have been issued.
(b)	Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include natural gas storage for our Pelico system. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.
(c)	Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as March 31, 2013. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(d)	Other long-term liabilities include $23 million of asset retirement obligations and $1 million of environmental reserves recognized in the March 31, 2013 condensed consolidated balance sheet.

We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K.

The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of May 2, 2013, including the hedges acquired with the Eagle Ford system acquisition:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
April 2013 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
April 2013 — December 2013	Natural Gas	(22,666) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
April 2013 — December 2013	Natural Gas	(5,837) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — March 2016	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — December 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
April 2013 — December 2013	NGL’s	(12,784) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
January 2014 — December 2014	NGL’s	(14,334) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
January 2015 — March 2015	NGL’s	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
April 2015 — December 2015	NGL’s	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-1.89/Gal
January 2016 — March 2016	NGL’s	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-1.89/Gal
April 2013 — December 2013	Crude Oil	(2,495) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60 - $99.85/Bbl
January 2014 — December 2014	Crude Oil	(1,743) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(1,243) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$92.00-$100.04/Bbl
January 2016 — March 2016	Crude Oil	(642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$95.00-$101.30/Bbl
April 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl
April 2013 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu
May 2013 — December 2013	Natural Gas	2,000 MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.52/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.
(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.
(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.
(e)	The Inside FERC monthly published index price for Houston Ship Channel.
(f)	The inside FERC monthly published index price for Henry Hub.

Commodity Collar Arrangements

Period	Commodity	Notional Volume		Reference Price	Collar Price Range
April 2013 — December 2013	Crude Oil	400 Bbls/d	(a)	Asian-pricing of NYMEX crude oil futures (b)	$80.00 - $96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.
(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

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

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$—
Crude oil prices (a)	$1.00	Barrel	$—
NGL to crude oil price relationship (b)	1 percentage point change	Barrel	$1

(a)	Assuming 45% NGL to crude oil price relationship. At crude oil prices outside of our collar range of approximately $80.00 to $96.50, this sensitivity decreases by less than $1 million.
(b)	Assuming 45% NGL to crude oil price relationship and $90.00 /Bbl crude oil price. Generally, this sensitivity changes by less than $1 million for each $10.00/Bbl change in the price of crude oil. As crude oil prices increase from $90.00/Bbl, we become slightly more sensitive to the change in the relationship of NGL prices to crude oil prices. As crude oil prices decrease from $90.00/Bbl, we become less sensitive to the change in the relationship of NGL prices to crude oil prices.

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

We estimate the following non-cash sensitivities related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$3
Crude oil prices	$1.00	Barrel	$2
NGL prices	$0.01	Gallon	$6

While the above commodity price sensitivities are indicative of the impact that changes in commodity prices may have on our annualized net income, changes during certain periods of extreme price volatility and market conditions or changes in the relationship of the price of NGLs and crude oil may cause our commodity price sensitivities to vary significantly from these estimates.

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital, for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a substantial portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2016.

Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. Recently, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges in 2013 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.

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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of March 31, 2013:

Inventory

Period	Commodity	Notional Volume - Long Positions	Fair Value	Weighted Average Price
(millions)
March 31, 2013	Natural Gas	2,814,116 MMBtu’s	$ 9.3	$3.32/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value	Price Range
(millions)
April 2013-October 2014	Natural Gas	(42,510,000) MMBtu’s	$ (18)	$3.29-$4.16/MMBtu
April 2013-October 2014	Natural Gas	36,522,500 MMBtu’s	$ 14	$3.31-$4.16/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 16 in Item 8 of our 2012 Form 10-K and Note 12 in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2012 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our consolidated results of operations, financial condition and cash flows.

Item 6. Exhibits

Exhibit Number		Description
2.1	*	Contribution Agreement among DCP LP Holding, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated February 27, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.2	*	First Amendment to Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP dated March 28, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

3.1	*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005, as amended by Amendment No. 1 dated January 20, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.2	*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated February 14, 2013 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

3.3	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP dated December 7, 2005 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

3.4	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated November 1, 2006 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 1, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1	*	Indenture among DCP Midstream Operating, LP and The Bank of New York Mellon Trust Company, N.A. dated September 30, 2010 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.2	*	Third Supplemental Indenture by and between DCP Midstream Operating, LP, DCP Midstream Partners, LP, and The Bank of New York Mellon Trust Company, N.A. dated as of June 14, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.3	*	Fifth Supplemental Indenture by and between DCP Midstream Operating, LP, DCP Midstream Partners, LP, and The Bank of New York Mellon Trust Company, N.A. dated March 14, 2013 (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

4.4	*	Form of 3.875% Senior Notes due 2023 (attached as Exhibit 4.4 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

10.1	*	Services Agreement among DCP Midstream Partners, LP and DCP Midstream, LP dated as of February 14, 2013 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.2	*	Employee Secondment Agreement among DCP Midstream Partners, LP and DCP Midstream, LP dated as of February 14, 2013 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1		Ratio of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on May 7, 2013.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP its General Partner

By:	DCP Midstream GP, LLC its General Partner

By:	/s/ Wouter T. van Kempen
	Name:	Wouter T. van Kempen
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Rose M. Robeson
	Name:	Rose M. Robeson
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*	Contribution Agreement among DCP LP Holding, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated February 27, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.2	*	First Amendment to Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP dated March 28, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

3.1	*	Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005, as amended by Amendment No. 1 dated January 20, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

3.2	*	Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated February 14, 2013 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

3.3	*	First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP dated December 7, 2005 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

3.4	*	Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated November 1, 2006 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

3.5	*	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 11, 2008 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 14, 2008).

3.6	*	Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 1, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

4.1	*	Indenture among DCP Midstream Operating, LP and The Bank of New York Mellon Trust Company, N.A. dated September 30, 2010 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 30, 2010).

4.2	*	Third Supplemental Indenture by and between DCP Midstream Operating, LP, DCP Midstream Partners, LP, and The Bank of New York Mellon Trust Company, N.A. dated as of June 14, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.3	*	Fifth Supplemental Indenture by and between DCP Midstream Operating, LP, DCP Midstream Partners, LP, and The Bank of New York Mellon Trust Company, N.A. dated March 14, 2013 (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

4.4	*	Form of 3.875% Senior Notes due 2023 (attached as Exhibit 4.4 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

10.1	*	Services Agreement among DCP Midstream Partners, LP and DCP Midstream, LP dated as of February 14, 2013 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.2	*	Employee Secondment Agreement among DCP Midstream Partners, LP and DCP Midstream, LP dated as of February 14, 2013 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1		Ratio of Earnings to Fixed Charges

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*	Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.