Form 10-Q
period 2013-06-30
DCP Midstream Partners, LP
filed 2013-08-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2013, there were outstanding 78,201,309 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

i

GLOSSARY OF TERMS
The following is a list of certain industry terms used throughout this report:

Bbl	barrel
Bbls/d	barrels per day
Btu	British thermal unit, a measurement of energy
Fractionation	the process by which natural gas liquids are separated into individual components
MMBtu	one million Btus
MMBtu/d	one million Btus per day
MMcf/d	one million cubic feet per day
NGLs	natural gas liquids
Throughput	the volume of product transported or passing through a pipeline or other facility

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K, as well as the following risks and uncertainties:

•
the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

•	general economic, market and business conditions;

•	volatility in the price of our common units;

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

•
our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our loan agreements and our debt securities, as well as our ability to maintain our credit ratings;

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

•	the creditworthiness of counterparties to our transactions;

•	weather and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$9	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of less than $1 million	109	107
Affiliates	167	132
Inventories	36	76
Unrealized gains on derivative instruments	97	49
Other	2	2
Total current assets	420	368
Property, plant and equipment, net	2,679	2,550
Goodwill	154	154
Intangible assets, net	133	137
Investments in unconsolidated affiliates	384	304
Unrealized gains on derivative instruments	146	70
Other long-term assets	23	20
Total assets	$3,939	$3,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$277	$151
Affiliates	24	72
Unrealized losses on derivative instruments	22	31
Capital spending accrual	19	44
Other	68	47
Total current liabilities	410	345
Long-term debt	1,740	1,620
Unrealized losses on derivative instruments	3	8
Other long-term liabilities	36	36
Total liabilities	2,189	2,009
Commitments and contingent liabilities
Equity:
Predecessor equity	—	357
Limited partners (78,201,309 and 61,346,058 common units issued and outstanding, respectively)	1,542	1,063
General partner	4	—
Accumulated other comprehensive loss	(13)	(15)
Total partners’ equity	1,533	1,405
Noncontrolling interests	217	189
Total equity	1,750	1,594
Total liabilities and equity	$3,939	$3,603
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$225	$143	$508	$432
Sales of natural gas, propane, NGLs and condensate to affiliates	418	400	803	901
Transportation, processing and other	50	41	96	81
Transportation, processing and other to affiliates	11	9	28	21
Gains from commodity derivative activity, net	4	37	2	28
Gains from commodity derivative activity, net — affiliates	67	38	69	42
Total operating revenues	775	668	1,506	1,505
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	534	407	1,058	906
Purchases of natural gas, propane and NGLs from affiliates	39	83	101	280
Operating and maintenance expense	51	50	96	92
Depreciation and amortization expense	23	15	43	49
General and administrative expense	5	4	10	8
General and administrative expense — affiliates	11	13	22	28
Other expense	—	—	4	—
Total operating costs and expenses	663	572	1,334	1,363
Operating income	112	96	172	142
Interest expense	(14)	(11)	(26)	(24)
Earnings from unconsolidated affiliates	8	2	16	8
Income before income taxes	106	87	162	126
Income tax expense	—	—	(1)	(1)
Net income	106	87	161	125
Net income attributable to noncontrolling interests	(4)	(2)	(7)	(6)
Net income attributable to partners	102	85	154	119
Net income attributable to predecessor operations	—	(6)	(6)	(20)
General partner’s interest in net income	(16)	(10)	(31)	(18)
Net income allocable to limited partners	$86	$69	$117	$81
Net income per limited partner unit — basic and diluted	$1.11	$1.33	$1.64	$1.64
Weighted-average limited partner units outstanding — basic and diluted	77.3	51.9	71.3	49.4
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Net income	$106	$87	$161	$125
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	4	2	9
Net unrealized losses on cash flow hedges	—	(2)	—	(2)
Total other comprehensive income	1	2	2	7
Total comprehensive income	107	89	163	132
Total comprehensive income attributable to noncontrolling interests	(4)	(2)	(7)	(6)
Total comprehensive income attributable to partners	$103	$87	$156	$126
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$161	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43	49
Earnings from unconsolidated affiliates	(16)	(8)
Distributions from unconsolidated affiliates	22	8
Net unrealized gains on derivative instruments	(48)	(41)
Other, net	6	—
Change in operating assets and liabilities, which (used) provided cash net of effects of acquisitions:
Accounts receivable	(26)	98
Inventories	39	15
Accounts payable	72	(204)
Accrued interest	6	5
Other current assets and liabilities	12	5
Other long-term assets and liabilities	(1)	(5)
Net cash provided by operating activities	270	47
INVESTING ACTIVITIES:
Capital expenditures	(195)	(218)
Acquisitions, net of cash acquired	—	(291)
Acquisition of an additional interest in the Eagle Ford system and commodity hedge	(486)	—
Investments in unconsolidated affiliates	(87)	(42)
Return of investment from unconsolidated affiliate	—	1
Net cash used in investing activities	(768)	(550)
FINANCING ACTIVITIES:
Proceeds from debt	1,079	1,008
Payments of debt	(960)	(807)
Payment of deferred financing costs	(4)	(3)
Excess purchase price over acquired interests and commodity hedges	(101)	—
Proceeds from issuance of common units, net of offering costs	563	248
Net change in advances to predecessor from DCP Midstream, LLC	32	102
Net change in advances to predecessor – noncontrolling interest	—	28
Distributions to limited partners and general partner	(123)	(79)
Distributions to noncontrolling interests	(10)	(3)
Contributions from noncontrolling interests	31	—
Distributions to DCP Midstream, LLC	(3)	—
Contributions from DCP Midstream, LLC	1	7
Net cash provided by financing activities	505	501
Net change in cash and cash equivalents	7	(2)
Cash and cash equivalents, beginning of period	2	8
Cash and cash equivalents, end of period	$9	$6
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$357	$1,063	$—	$(15)	$189	$1,594
Net income	6	117	31	—	7	161
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	32	—	—	—	—	32
Acquisition of an additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired additional 46.67% interest in the Eagle Ford system and commodity hedge	—	(219)	—	—	—	(219)
Issuance of 14,058,547 common units	—	561	—	—	—	561
Distributions to limited partners and general partner	—	(96)	(27)	—	—	(123)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	31	31
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, June 30, 2013	$—	$1,542	$4	$(13)	$217	$1,750
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$628	$654	$(5)	$(21)	$306	$1,562
Net income	20	81	18	—	6	125
Other comprehensive (loss) income	(1)	—	—	8	—	7
Net change in parent advances	102	—	—	—	28	130
Acquisition of an additional 66.67% interest in Southeast Texas and NGL Hedge	(248)	40	—	—	—	(208)
Acquisition of an additional 49.9% interest in East Texas	—	—	—	—	(176)	(176)
Issuance of units for Southeast Texas	—	48	—	—	—	48
Issuance of units for East Texas	—	33	—	—	—	33
Deficit purchase price under carrying value of acquired net assets	—	57	—	(4)	—	53
Issuance of 5,487,300 common units	—	248	—	—	—	248
Equity-based compensation	—	(1)	—	—	—	(1)
Distributions to limited partners and general partner		(64)	(15)			(79)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Contributions from DCP Midstream, LLC	—	7	—	—	—	7
Balance, June 30, 2012	$501	$1,103	$(2)	$(17)	$161	$1,746
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
Our predecessor operations consist of a 66.67% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012, and an 80% interest in the Eagle Ford system, of which we acquired 33.33% and 46.67% in November 2012 and March 2013, respectively, from DCP Midstream, LLC. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2012 transaction, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system in March 2013, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2013 transaction, we own 80% of the Eagle Ford system which we account for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of our 100% interest in Southeast Texas and the natural gas commodity derivatives associated with the storage business, and 80% interest in the Eagle Ford system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. In addition, the results of operations for acquisitions accounted for as business combinations have been included in the condensed consolidated financial statements since their respective acquisition dates.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2012 audited consolidated financial statements and notes thereto included as Exhibit 99.3 in our Current Report on Form 8-K filed on June 14, 2013.
2. Acquisitions
On March 28, 2013, we acquired an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and an $87 million fixed price commodity derivative hedge for a three-year period for aggregate consideration of $626 million, plus customary working capital and other purchase price adjustments. $490 million of the consideration was financed with the net proceeds from our 3.875% 10-year Senior Notes offering, $125 million was financed by the issuance at closing of an aggregate 2,789,739 of our common units to DCP Midstream, LLC and the remaining $11 million was paid with cash on hand. The $219 million excess purchase price over the carrying value of the acquired interest in the Eagle Ford system was recorded as a decrease in limited partners’ equity. We also reimbursed DCP Midstream, LLC $50 million for 46.67% of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23 million as reimbursement for 46.67% of preformation capital expenditures. Prior to the acquisition of the additional interest in the Eagle Ford system, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. The Eagle Ford system acquisition represents a transaction between entities under common control and a change in reporting entity. Accordingly, our condensed consolidated financial statements have been adjusted to retrospectively include the historical results of our 80% interest in the Eagle Ford system for all periods presented, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Historical Financial Information
The results of our 80% interest in the Eagle Ford system are included in the consolidated balance sheets as of December 31, 2012. The following table presents the previously reported December 31, 2012 consolidated balance sheet, adjusted for the acquisition of the additional 46.67% interest in the Eagle Ford system from DCP Midstream, LLC:

As of December 31, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/27/13) (a)	Consolidate Eagle Ford system (b)	Remove Eagle Ford system Investment in Unconsolidated Affiliate (c)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported on Form 8-K filed on 6/14/13)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$—	$2
Accounts receivable	182	57	—	239
Inventories	75	1	—	76
Other	51	—	—	51
Total current assets	309	59	—	368
Property, plant and equipment, net	1,727	823	—	2,550
Goodwill and intangible assets, net	291	—	—	291
Investments in unconsolidated affiliates	558	1	(255)	304
Other non-current assets	87	3	—	90
Total assets	$2,972	$886	$(255)	$3,603
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$234	$111	$—	$345
Long-term debt	1,620	—	—	1,620
Other long-term liabilities	35	9	—	44
Total liabilities	1,889	120	—	2,009
Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,063	612	(255)	1,420
Accumulated other comprehensive loss	(15)	—	—	(15)
Total partners’ equity	1,048	612	(255)	1,405
Noncontrolling interests	35	154	—	189
Total equity	1,083	766	(255)	1,594
Total liabilities and equity	$2,972	$886	$(255)	$3,603

(a)	Amounts as previously reported with 33.33% of the Eagle Ford system presented within investments in unconsolidated affiliates.

(b)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

(c)	Adjustments to remove our 33.33% investment in unconsolidated affiliates.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The results of our 80% interest in the Eagle Ford system are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012. The following tables present the previously reported condensed consolidated statements of operations for the three and six months ended June 30, 2012, adjusted for the acquisition of an 80% interest in the Eagle Ford system from DCP Midstream, LLC:

Three Months Ended June 30, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-Q filed on 8/8/12)	Consolidate Eagle Ford system (a)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$297	$246	$543
Transportation, processing and other	42	8	50
Gains from commodity derivative activity, net	75	—	75
Total operating revenues	414	254	668
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	274	216	490
Operating and maintenance expense	30	20	50
Depreciation and amortization expense	10	5	15
General and administrative expense	11	6	17
Total operating costs and expenses	325	247	572
Operating income	89	7	96
Interest expense	(11)	—	(11)
Earnings from unconsolidated affiliates	2	—	2
Income before income taxes	80	7	87
Income tax expense	—	—	—
Net income	80	7	87
Net income attributable to noncontrolling interests	(1)	(1)	(2)
Net income attributable to partners	$79	$6	$85

(a)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Six Months Ended June 30, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-Q filed on 8/8/12)	Consolidate Eagle Ford system (a)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$784	$549	$1,333
Transportation, processing and other	85	17	102
Gains from commodity derivative activity, net	70	—	70
Total operating revenues	939	566	1,505
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	706	480	1,186
Operating and maintenance expense	56	36	92
Depreciation and amortization expense	34	15	49
General and administrative expense	22	14	36
Total operating costs and expenses	818	545	1,363
Operating income	121	21	142
Interest expense	(24)	—	(24)
Earnings from unconsolidated affiliates	8	—	8
Income before income taxes	105	21	126
Income tax expense	(1)	—	(1)
Net income	104	21	125
Net income attributable to noncontrolling interests	(2)	(4)	(6)
Net income attributable to partners	$102	$17	$119

(a)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.
The currently reported results are not intended to reflect actual results that would have occurred if the acquired business had been consolidated during the period presented.
3. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
On February 14, 2013, we entered into a Services Agreement with DCP Midstream, LLC, which replaced the Omnibus Agreement, whereby DCP Midstream, LLC will continue to provide us with the general and administrative services previously provided under the Omnibus Agreement. The annual fee payable in future years to DCP Midstream, LLC under the Services Agreement will be consistent with the fee structure previously payable under the Omnibus Agreement, and will be $29 million for 2013. The Services Agreement fee is subject to adjustment based on the scope of general and administrative services performed by DCP Midstream, LLC. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

Following is a summary of the fees we incurred under the Services Agreement and Omnibus Agreement as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Services/Omnibus Agreement	$7	$7	$14	$12
Other fees — DCP Midstream, LLC	4	6	8	16
Total — DCP Midstream, LLC	$11	$13	$22	$28

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In addition to the fees paid pursuant to the Services Agreement and Omnibus Agreement, we incurred other general and administrative fees with DCP Midstream, LLC of $1 million for the three and six months ended June 30, 2013 and less than $1 million for the three and six months ended June 30, 2012. These amounts include allocated expenses, including professional services, insurance and internal audit. The Eagle Ford system incurred $3 million and $6 million in general and administrative expenses directly from DCP Midstream, LLC for the three months ended June 30, 2013 and 2012, respectively, and $7 million and $13 million in general and administrative expenses directly from DCP Midstream, LLC for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2012, Southeast Texas incurred $3 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012.
Other Agreements and Transactions with DCP Midstream, LLC
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of less than $1 million and $2 million for the three months ended June 30, 2013 and 2012, respectively, and $1 million and $5 million for the six months ended June 30, 2013 and 2012, respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $2 million for both the three and six months ended June 30, 2012. We made a distribution to DCP Midstream, LLC related to capital projects at Southeast Texas of $3 million for the six months ended June 30, 2013.
DCP Midstream, LLC issued parental guarantees, totaling $25 million as of June 30, 2013, in favor of certain counterparties to our commodity derivative instruments to mitigate a portion of our collateral requirements with those counterparties. We paid DCP Midstream, LLC a fee of 0.5% per annum on these outstanding guarantees. In August 2013, we terminated these guarantees with DCP Midstream, LLC.

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$418	$398	$803	$892
Transportation, processing and other	$11	$8	$28	$18
Purchases of natural gas, propane and NGLs	$28	$16	$72	$76
Gains from commodity derivative activity, net	$67	$38	$69	$42
General and administrative expense	$11	$13	$22	$28
ConocoPhillips (a):
Sales of natural gas, propane, NGLs and condensate	$—	$2	$—	$9
Transportation, processing and other	$—	$1	$—	$3
Purchases of natural gas, propane and NGLs	$—	$18	$—	$67
Spectra Energy:
Purchases of natural gas, propane and NGLs	$11	$49	$29	$135
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$—	$2

(a)
In connection with the Phillips 66 separation, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We had balances with affiliates as follows:

	June 30, 2013	December 31, 2012
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$167	$132
Accounts payable	$24	$66
Unrealized gains on derivative instruments — current	$96	$48
Unrealized gains on derivative instruments — long-term	$139	$64
Unrealized losses on derivative instruments — current	$6	$11
Unrealized losses on derivative instruments — long-term	$1	$—
Spectra Energy:
Accounts payable	$—	$5
Unconsolidated affiliates:
Accounts payable	$—	$1
4. Inventories
Inventories were as follows:

	June 30, 2013	December 31, 2012
	(Millions)
Natural gas	$21	$22
NGLs	15	54
Total inventories	$36	$76
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $3 million lower of cost or market adjustments during the three and six months ended June 30, 2013, and $14 million and $19 million in lower of cost or market adjustments during the three and six months ended June 30, 2012, respectively.
5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2013	December 31, 2012
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,036	$1,921
Processing, storage, and terminal facilities	35 — 60 Years	1,313	1,103
Other	3 — 30 Years	36	31
Construction work in progress		399	561
Property, plant and equipment		3,784	3,616
Accumulated depreciation		(1,105)	(1,066)
Property, plant and equipment, net		$2,679	$2,550
Interest capitalized on construction projects for the three months ended June 30, 2013 and 2012 was $3 million and $2 million, respectively, and for the six months ended June 30, 2013 and 2012 was $5 million and $3 million, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets effective April 1, 2012. The key contributing factors to the change in depreciable lives is an increase in the producers' estimated remaining economically recoverable reserves resulting from the widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with better technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. Based on our property, plant and equipment as of April 1, 2012, the new remaining depreciable lives resulted in an approximate $17 million reduction in depreciation expense for each of the three and six months ended June 30, 2012, which increased net income per limited partner unit by $0.33 and $0.34, respectively.
Depreciation expense was $21 million and $13 million for the three months ended June 30, 2013 and 2012, respectively, and $39 million and $45 million for the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013, we discontinued certain construction projects and wrote off approximately $4 million in construction work in progress to other expense in the condensed consolidated statements of operations.
6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2013	December 31, 2012
		(Millions)
Discovery Producer Services LLC	40%	$260	$223
Texas Express Pipeline	10%	80	41
Mont Belvieu Enterprise Fractionator	12.5%	21	19
Mont Belvieu 1 Fractionator	20%	16	14
CrossPoint Pipeline, LLC	50%	6	6
Other	Various	1	1
Total investments in unconsolidated affiliates		$384	$304
There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $29 million and $30 million at June 30, 2013 and December 31, 2012, respectively, which is associated with, and is being amortized over, the life of the underlying long-lived assets of Discovery.
There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $5 million and $6 million at June 30, 2013 and December 31, 2012, respectively, which is associated with, and is being amortized over the life of the underlying long-lived assets of Mont Belvieu 1.
There was an excess of the carrying amount of the investment over the underlying equity of the Texas Express Pipeline of $2 million and less than $1 million at June 30, 2013 and December 31, 2012, respectively, which is associated with interest capitalized during the construction of the pipeline and will be amortized over the life of the underlying long-lived assets of Texas Express Pipeline.
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Discovery Producer Services LLC	$1	$2	$1	$8
Mont Belvieu Enterprise Fractionator	2	—	6	—
Mont Belvieu 1 Fractionator	5	—	9	—
Total earnings from unconsolidated affiliates	$8	$2	$16	$8

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates. The amounts included for the six months ended June 30, 2013 include corrected operating revenues, operating expenses and net income for the three months ended March 31, 2013 of $108 million, $67 million and $41 million, respectively. This change has no impact to our earnings from unconsolidated affiliates in our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Statements of operations:
Operating revenue	$123	$36	$231	$83
Operating expenses	$72	$32	$139	$66
Net income	$51	$4	$92	$16

	June 30, 2013	December 31, 2012
	(Millions)
Balance sheets:
Current assets	$152	$129
Long-term assets	1,760	1,288
Current liabilities	(120)	(75)
Long-term liabilities	(45)	(43)
Net assets	$1,747	$1,299
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
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment; goodwill; and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2013 and December 31, 2012, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$10	$87	$97	$—	$9	$40	$49
Long-term assets:
Commodity derivatives (b)	$—	$8	$138	$146	$—	$5	$65	$70
Current liabilities (c):
Commodity derivatives	$—	$(18)	$—	$(18)	$—	$(26)	$(1)	$(27)
Interest rate derivatives	$—	$(4)	$—	$(4)	$—	$(4)	$—	$(4)
Long-term liabilities (d):
Commodity derivatives	$—	$(3)	$—	$(3)	$—	$(6)	$—	$(6)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the three and six months ended June 30, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended June 30, 2013 (a):
Beginning balance	$61	$122	$—	$—
Net realized and unrealized gains included in earnings (d)	45	16	—	—
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(19)	—	—	—
Ending balance	$87	$138	$—	$—
Net unrealized gains still held included in earnings (d)	$41	$16	$—	$—
Three months ended June 30, 2012 (b):
Beginning balance	$15	$28	$(3)	$—
Net realized and unrealized gains included in earnings (d)	34	7	4	—
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(5)	—	(2)	—
Ending balance	$44	$35	$(1)	$—
Net unrealized gains still held included in earnings (d)	$32	$8	$1	$—

(a)	There were no purchases, issuances and sales of derivatives for the three months ended June 30, 2013.

(b)	There were no purchases, issuances and sales of derivatives for the three months ended June 30, 2012.

(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

(d)
Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Six months ended June 30, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains included in earnings (d)	46	11	—	—
Transfers into Level 3 (c)	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(23)	—	1	—
Purchases	24	62	—	—
Ending balance	$87	$138	$—	$—
Net unrealized gains still held included in earnings (d)	$43	$11	$—	$—
Six months ended June 30, 2012 (b):
Beginning balance	$1	$1	$(1)	$—
Net realized and unrealized gains included in earnings (d)	31	7	1	—
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(1)	—	—	—
Purchases	$13	$27	$(1)	$—
Ending balance	$44	$35	$(1)	$—
Net unrealized gains still held included in earnings (d)	$30	$8	$1	$—

(a)	There were no issuances and sales of derivatives for the six months ended June 30, 2013.

(b)	There were no issuances and sales of derivatives for the six months ended June 30, 2012.

(c)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

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

	June 30, 2013
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$214	$0.24-$1.97	Per gallon
Natural Gas	$11	$3.58-$4.49	Per MMBtu
Liabilities
Natural Gas	less than $1 million	$3.80-$4.32	Per MMBtu

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
The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value. The carrying value of outstanding balances under our Credit Agreement is $150 million as of June 30, 2013 and $525 million as of December 31, 2012, which approximated fair value. The carrying and fair values of the 3.875% Senior Notes are $494 million and $469 million, respectively, as of June 30, 2013. The carrying and fair values of the 2.50% Senior Notes are $497 million and $493 million, respectively, as of June 30, 2013 and the carrying value was $497 million as of December 31, 2012, which approximated fair value. The carrying and fair values of the 4.95% Senior Notes are $349 million and $358 million, respectively, as of June 30, 2013, and $348 million and $374 million, respectively, as of December 31, 2012. The carrying and fair values of the 3.25% Senior Notes are $250 million and $259 million, respectively, as of June 30, 2013, and $250 million and $259 million, respectively, as of December 31, 2012. We determine the fair value of our Credit Agreement borrowings based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8. Debt
Long-term debt was as follows:

	June 30, 2013	December 31, 2012
	(Millions)
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.45% and 1.47%, respectively, due November 10, 2016 (a)	$150	$525
Debt Securities
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	—
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Unamortized discount	(10)	(5)
Total long-term debt	$1,740	$1,620

(a)
$150 million has been swapped to a fixed rate obligation with fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 4.21% on the $150 million of outstanding debt under our revolving credit facility as of June 30, 2013. $150 million has been swapped to a fixed rate obligation with fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 2.25% on the $525 million of outstanding debt under our revolving credit facility as of December 31, 2012.

Credit Agreement
We have a $1 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.
At June 30, 2013 and December 31, 2012, we had $1 million of letters of credit issued and outstanding under the Credit Agreement. As of June 30, 2013, the unused capacity under the Credit Agreement was $849 million, of which approximately $847 million was available for general working capital purposes.
Our borrowing capacity is limited at June 30, 2013 by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the November 10, 2016 maturity date.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2014	$—
2015	250
2016	150
2017	500
Thereafter	850
1,750
Unamortized discount	(10)
Total	$1,740
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
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2016 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships; however, a significant amount of our NGL hedges from 2013 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or a loss on commodity derivative activity.

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project in the second half of 2013, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with the forecasted purchase of natural gas in the second half of 2013, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. The balances in accumulated other comprehensive income, or AOCI, of these cash flow hedges were in a loss position of $2 million as of June 30, 2013 and will fluctuate in value through the term of construction. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, following completion of the additional storage cavern, any deferred gain or loss at the time of the purchase will remain in AOCI until the cavern is emptied and the base gas is sold.

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
At June 30, 2013, we had interest rate swap agreements extending through June 2014 totaling $150 million, which are designated as cash flow hedges. Based on our current operations, we believe our interest rate swap agreements mitigate our interest rate risk associated with our variable-rate debt. At June 30, 2013, $150 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR.

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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of June 30, 2013, we are not a party to any agreements that would be subject to these provisions other than our Credit Agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2013, we had $14 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2013, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of June 30, 2013, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $12 million.
As of June 30, 2013, we had $150 million of individual interest rate swap instruments that were in a net liability position of $4 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Collateral
As of June 30, 2013, DCP Midstream, LLC had issued and outstanding parental guarantees totaling $25 million in favor of certain counterparties to our commodity derivative instruments. These parental guarantees reduce the amount of cash we may be required to post as collateral. In August 2013, we terminated these guarantees with DCP Midstream, LLC. As of June 30, 2013, we had no cash collateral posted with counterparties to our commodity derivative instruments.
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

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
Description	June 30, 2013			December 31, 2012
Assets:
Commodity derivatives	$243	$(9)	$234	$119	$(10)	$109
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity derivatives	$(21)	$9	$(12)	$(33)	$10	$(23)
Interest rate derivatives	$(4)	$—	$(4)	$(6)	$—	$(6)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are designated as hedging instruments and those that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	June 30, 2013	December 31, 2012	Balance Sheet Line Item	June 30, 2013	December 31, 2012
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2)	$(3)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$(2)	$(3)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(4)	$(4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(2)
	$—	$—		$(4)	$(6)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$97	$49	Unrealized losses on derivative instruments — current	$(16)	$(24)
Unrealized gains on derivative instruments — long-term	146	70	Unrealized losses on derivative instruments — long-term	(3)	(6)
	$243	$119		$(19)	$(30)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred losses in AOCI (beginning balance)	$(9)		$(5)	$—	$(14)
Gains (losses) recognized in AOCI on derivatives — effective portion	—		—	—	—
Losses reclassified from AOCI to earnings — effective portion	1	(b)	—	—	1
Net deferred losses in AOCI (ending balance)	$(8)		$(5)	$—	$(13)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(4)		$—	$—	$(4)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Gains (losses) recognized in AOCI on derivatives — effective portion	—		1	(1)	—
Losses reclassified from AOCI to earnings — effective portion	2	(b)	—	—	2
Net deferred losses in AOCI (ending balance)	(8)		(5)	—	(13)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(4)		$—	$—	$(4)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.
For both the three and six months ended June 30, 2013, less than $1 million of derivative losses attributable to the ineffective portion was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2013, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of amounts excluded from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting for the three months ended June 30, 2012:

	Losses Recognized in AOCI on Derivatives — Effective Portion	Losses Reclassified From AOCI to Earnings — Effective Portion		Losses Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing (c)
	(Millions)
Interest rate derivatives	$—	$(4)	(a)	$—
Commodity derivatives	$—	$—		$—
Foreign currency derivatives (b)	$(2)	$—		$—

(a)	Included in interest expense in our condensed consolidated statements of operations.

(b)	Relates to Discovery, our unconsolidated affiliate.

(c)
For the three months ended June 30, 2012, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

The following table summarizes the impact on our condensed consolidated balance sheet and condensed consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting for the six months ended June 30, 2012:

	Losses Recognized in AOCI on Derivatives — Effective Portion	Losses Reclassified From AOCI to Earnings — Effective Portion		Losses Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	(Millions)
Interest rate derivatives	$—	$(9)	(a)	$(2)	(a) (b)
Commodity derivatives	$(1)	$—		$—
Foreign currency derivatives (c)	$(1)	$—		$—

(a)	Included in interest expense in our condensed consolidated statements of operations.

(b)
For the six months ended June 30, 2012, $1 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

(c)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Third party:
Realized (losses) gains	$(3)	$(5)	$(7)	$11
Unrealized gains	7	42	9	17
Gains from commodity derivative activity, net	$4	$37	$2	$28
Affiliates:
Realized gains	$16	$15	$30	$17
Unrealized gains	51	23	39	25
Gains from commodity derivative activity, net —affiliates	$67	$38	$69	$42
Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Third party:
Realized losses	$(1)	$(3)	$(1)	$(6)
Unrealized gains	1	3	1	6
Interest expense	$—	$—	$—	$—
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

	June 30, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net (Short) Long Position (MMbtu)
2013	(497,756)	(10,822,652)	(2,407,256)	(460,000)
2014	(636,195)	(10,358,620)	(5,231,910)	8,940,000
2015	(453,695)	(10,371,475)	(5,691,570)	3,650,000
2016	(195,922)	(1,838,564)	(813,267)	—
	June 30, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) position (Mmbtu)
2012	(351,493)	(5,702,500)	(1,224,358)	3,645,000
2013	(932,504)	(2,865,000)	(700,975)	6,472,500
2014	(547,500)	(365,000)	(629,625)	(900,000)
2015	(365,000)	—	(155,250)	—
2016	(183,000)	—	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of June 30, 2013, we have swaps with a notional value of $70 million and $80 million, which, in aggregate, exchange $150 million of our floating rate obligation to a fixed rate obligation through June 2014.
10. Partnership Equity and Distributions
General — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date, as determined by our general partner.
On June 14, 2013, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement will allow us to issue additional common units under an equity distribution agreement. As of June 30, 2013, we have issued no securities under this registration statement.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.
In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the three and six months ended June 30, 2013, we issued 1,408,547 of our common units pursuant to the equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and for general corporate purposes. As of June 30, 2013, no common units remain available for sale pursuant to this equity distribution agreement.
The following table presents our cash distributions paid in 2013 and 2012:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2013	$0.70	$69
February 14, 2013	$0.69	$54
November 14, 2012	$0.68	$53
August 14, 2012	$0.67	$49
May 15, 2012	$0.66	$43
February 14, 2012	$0.65	$37
11. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding limited partner units during the period. Diluted net income or loss per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 20,370 and 28,510 equivalent units during the three months ended June 30, 2013 and 2012, respectively, and 22,751 and 40,681 equivalent units during the six months ended June 30, 2013 and 2012, respectively.

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
Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas. The segment consists of our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our Michigan system, our Southeast Texas system, our East Texas system, our 75% interest in the Colorado system, our 40% interest in Discovery, our 80% interest in the Eagle Ford system, and our wholly-owned Eagle Plant.
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

The following tables set forth our segment information:
Three Months Ended June 30, 2013

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$703	$19	$53	$—	$775
Total purchases	(525)	—	(48)	—	(573)
Gross margin (a)	$178	$19	$5	—	$202
Operating and maintenance expense	(43)	(4)	(4)	—	(51)
Depreciation and amortization expense	(21)	(2)	—	—	(23)
General and administrative expense	—	—	—	(16)	(16)
Other expense	—	—	—	—	—
Earnings from unconsolidated affiliates	1	7	—	—	8
Interest expense	—	—	—	(14)	(14)
Income tax expense	—	—	—	—	—
Net income (loss)	115	20	1	(30)	106
Net income attributable to noncontrolling interests	(4)	—	—	—	(4)
Net income (loss) attributable to partners	$111	$20	$1	$(30)	$102
Non-cash derivative mark-to-market (b)	$58	$—	$—	$—	$58
Non-cash lower of cost or market adjustments	$2	$—	$1	$—	$3
Three Months Ended June 30, 2012

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$580	$15	$73	$—	$668
Total purchases	(418)	—	(72)	—	(490)
Gross margin (a)	$162	$15	$1	$—	$178
Operating and maintenance expense	(42)	(4)	(4)	—	(50)
Depreciation and amortization expense	(14)	(1)	—	—	(15)
General and administrative expense	—	—	—	(17)	(17)
Earnings from unconsolidated affiliates	2	—	—	—	2
Interest expense	—	—	—	(11)	(11)
Net income (loss)	108	10	(3)	(28)	87
Net income attributable to noncontrolling interests	(2)	—	—	—	(2)
Net income (loss) attributable to partners	$106	$10	$(3)	$(28)	$85
Non-cash derivative mark-to-market (b)	$49	$—	$16	$—	$65
Non-cash lower of cost or market adjustments	$—	$—	$14	$—	$14

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Six Months Ended June 30, 2013

	Natural Gas Services (c)	NGL Logistics		Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,260	$38		$208	$—	$1,506
Total purchases	(984)	—		(175)	—	(1,159)
Gross margin (a)	$276	$38		$33	—	$347
Operating and maintenance expense	(81)	(8)		(7)	—	(96)
Depreciation and amortization expense	(39)	(3)		(1)	—	(43)
General and administrative expense	—	—		—	(32)	(32)
Other expense	—	—		(4)	—	(4)
Earnings from unconsolidated affiliates	1	15		—	—	16
Interest expense	—	—	—	—	(26)	(26)
Income tax expense	—	—	—	—	(1)	(1)
Net income (loss)	157	42		21	(59)	161
Net income attributable to noncontrolling interests	(7)	—		—	—	(7)
Net income (loss) attributable to partners	$150	$42		$21	$(59)	$154
Non-cash derivative mark-to-market (b)	$49	$—		$(1)	$—	$48
Non-cash lower of cost or market adjustments	$2	$—		$1	$—	$3
Capital expenditures	$190	$4		$1	$—	$195
Acquisition expenditures	$486	$—		$—	$—	$486
Investments in unconsolidated affiliates	$44	$43		$—	$—	$87

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Six Months Ended June 30, 2012

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,197	$31	$277	$—	$1,505
Total purchases	(931)	—	(255)	—	(1,186)
Gross margin (a)	$266	$31	$22	$—	$319
Operating and maintenance expense	(77)	(8)	(7)	—	(92)
Depreciation and amortization expense	(45)	(3)	(1)	—	(49)
General and administrative expense	—	—	—	(36)	(36)
Other income	—	—	—	—	—
Earnings from unconsolidated affiliates	8	—	—	—	8
Interest expense	—	—	—	(24)	(24)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	152	20	14	(61)	125
Net income attributable to noncontrolling interests	(6)	—	—	—	(6)
Net income (loss) attributable to partners	$146	$20	$14	$(61)	$119
Non-cash derivative mark-to-market (b)	$26	$—	$16	$(1)	$41
Non-cash lower of cost or market adjustments	$4	$—	$15	$—	$19
Capital expenditures	$213	$3	$2	$—	$218
Acquisition expenditures	$291	$—	$—	$—	$291
Investments in unconsolidated affiliates	$31	$11	$—	$—	$42

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	June 30, 2013	December 31, 2012
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$2,863	$2,706
NGL Logistics	388	340
Wholesale Propane Logistics	102	105
Other (d)	166	84
Total long-term assets	3,519	3,235
Current assets (c)	420	368
Total assets	$3,939	$3,603

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

(b)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

(c)
The segment information for the three and six months ended June 30, 2013 and 2012, and as of December 31, 2012, includes the results of our 80% interest in the Eagle Ford system, and the segment information for the six months ended June 30, 2012, includes the results of our 100% interest in Southeast Texas, transfers of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.
14. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2013	2012
	(Millions)
Cash paid for interest and income taxes:
Cash paid for interest, net of amounts capitalized	$17	$6
Cash paid for income taxes, net of income tax refunds	$1	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$28	$37
Other non-cash additions of property, plant and equipment	$1	$7
Accounts payable related to equity issuance costs	$2	$—

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$8	$2	$(1)	$9
Accounts receivable, net	—	—	276	—	276
Inventories	—	—	36	—	36
Other	—	—	99	—	99
Total current assets	—	8	413	(1)	420
Property, plant and equipment, net	—	—	2,679	—	2,679
Goodwill and intangible assets, net	—	—	287	—	287
Advances receivable — consolidated subsidiaries	1,440	1,515	—	(2,955)	—
Investments in consolidated subsidiaries	95	316	—	(411)	—
Investments in unconsolidated affiliates	—	—	384	—	384
Other long-term assets	—	13	156	—	169
Total assets	$1,535	$1,852	$3,919	$(3,367)	$3,939
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$17	$392	$(1)	$410
Advances payable — consolidated subsidiaries	—	—	2,955	(2,955)	—
Long-term debt	—	1,740	—	—	1,740
Other long-term liabilities	—	—	39	—	39
Total liabilities	2	1,757	3,386	(2,956)	2,189
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	1,533	103	321	(411)	1,546
Accumulated other comprehensive loss	—	(8)	(5)	—	(13)
Total partners’ equity	1,533	95	316	(411)	1,533
Noncontrolling interests	—	—	217	—	217
Total equity	1,533	95	533	(411)	1,750
Total liabilities and equity	$1,535	$1,852	$3,919	$(3,367)	$3,939

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$643	$—	$643
Transportation, processing and other	—	—	61	—	61
Gains (losses) from commodity derivative activity, net	—	—	71	—	71
Total operating revenues	—	—	775	—	775
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	573	—	573
Operating and maintenance expense	—	—	51	—	51
Depreciation and amortization expense	—	—	23	—	23
General and administrative expense	—	—	16	—	16
Total operating costs and expenses	—	—	663	—	663
Operating income	—	—	112	—	112
Interest expense, net	—	(14)	—	—	(14)
Income from consolidated subsidiaries	102	116	—	(218)	—
Earnings from unconsolidated affiliates	—	—	8	—	8
Income before income taxes	102	102	120	(218)	106
Income tax expense	—	—	—	—	—
Net income	102	102	120	(218)	106
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to partners	$102	$102	$116	$(218)	$102

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$102	$102	$120	$(218)	$106
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings		1			1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	103	103	120	(219)	107
Total comprehensive income attributable to noncontrolling interests			(4)		(4)
Total comprehensive income attributable to partners	$103	$103	$116	$(219)	$103

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$543	$—	$543
Transportation, processing and other	—	—	50	—	50
Losses from commodity derivative activity, net	—	—	75	—	75
Total operating revenues	—	—	668	—	668
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	490	—	490
Operating and maintenance expense	—	—	50	—	50
Depreciation and amortization expense	—	—	15	—	15
General and administrative expense	—	—	17	—	17
Total operating costs and expenses	—	—	572	—	572
Operating income	—	—	96	—	96
Interest expense, net	—	(10)	(1)	—	(11)
Income from consolidated subsidiaries	85	95	—	(180)	—
Earnings from unconsolidated affiliates	—	—	2	—	2
Income before income taxes	85	85	97	(180)	87
Income tax expense	—	—	—	—	—
Net income	85	85	97	(180)	87
Net loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to partners	$85	$85	$95	$(180)	$85

(a)
The financial information for the three months ended June 30, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$85	$85	$97	$(180)	$87
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	4	—	—	4
Net unrealized losses on cash flow hedges	—	(1)	(1)	—	(2)
Other comprehensive loss from consolidated subsidiaries	2	(1)	—	(1)	—
Total other comprehensive loss	2	2	(1)	(1)	2
Total comprehensive income	87	87	96	(181)	89
Total comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total comprehensive income attributable to partners	$87	$87	$94	$(181)	$87

(a)
The financial information for the three months ended June 30, 2012 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,311	$—	$1,311
Transportation, processing and other	—	—	124	—	124
Gains (losses) from commodity derivative activity, net	—	—	71	—	71
Total operating revenues	—	—	1,506	—	1,506
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,159	—	1,159
Operating and maintenance expense	—	—	96	—	96
Depreciation and amortization expense	—	—	43	—	43
General and administrative expense	—	—	32	—	32
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	1,334	—	1,334
Operating income	—	—	172	—	172
Interest expense, net	—	(26)	—	—	(26)
Income from consolidated subsidiaries	154	180	—	(334)	—
Earnings from unconsolidated affiliates	—	—	16	—	16
Income before income taxes	154	154	188	(334)	162
Income tax expense	—	—	(1)	—	(1)
Net income	154	154	187	(334)	161
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
Net income attributable to partners	$154	$154	$180	$(334)	$154

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$154	$154	$187	$(334)	$161
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	156	156	187	(336)	163
Total comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Total comprehensive income attributable to partners	$156	$156	$180	$(336)	$156

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,333	$—	$1,333
Transportation, processing and other	—	—	102	—	102
Losses from commodity derivative activity, net	—	—	70	—	70
Total operating revenues	—	—	1,505	—	1,505
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,186	—	1,186
Operating and maintenance expense	—	—	92	—	92
Depreciation and amortization expense	—	—	49	—	49
General and administrative expense	—	—	36	—	36
Total operating costs and expenses	—	—	1,363	—	1,363
Operating income	—	—	142	—	142
Interest expense, net	—	(23)	(1)	—	(24)
Income from consolidated subsidiaries	119	142	—	(261)	—
Earnings from unconsolidated affiliates	—	—	8	—	8
Income before income taxes	119	119	149	(261)	126
Income tax expense	—	—	(1)	—	(1)
Net income	119	119	148	(261)	125
Net loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Net income attributable to partners	$119	$119	$142	$(261)	$119

(a)
The financial information for the six months ended June 30, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas, transfers of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$119	$119	$148	$(261)	$125
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	9	—	—	9
Net unrealized losses on cash flow hedges	—	—	(2)	—	(2)
Other comprehensive loss from consolidated subsidiaries	7	(2)	—	(5)	—
Total other comprehensive loss	7	7	(2)	(5)	7
Total comprehensive income	126	126	146	(266)	132
Total comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income attributable to partners	$126	$126	$140	$(266)	$126

(a)
The financial information for the six months ended June 30, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas, transfers of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(440)	$(110)	$818	$2	$270
INVESTING ACTIVITIES:
Capital expenditures	—	—	(195)	—	(195)
Acquisition of an additional interest and commodity hedge	—	—	(486)	—	(486)
Investments in unconsolidated affiliates	—	—	(87)	—	(87)
Net cash used in investing activities	—	—	(768)	—	(768)
FINANCING ACTIVITIES:
Proceeds from debt	—	1,079	—	—	1,079
Payments of debt	—	(960)	—	—	(960)
Payments of deferred financing cost	—	(4)	—	—	(4)
Excess purchase price over acquired net assets and commodity hedge		—	(101)	—	(101)
Proceeds from issuance of common units, net of offering cost	563	—		—	563
Net change in advances to predecessor from DCP Midstream, LLC	—	—	32	—	32
Distributions to limited partners and general partner	(123)	—	—	—	(123)
Distributions to noncontrolling interests	—	—	(10)	—	(10)
Contributions from noncontrolling interests	—	—	31	—	31
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by (used in) financing activities	440	115	(50)	—	505
Net change in cash and cash equivalents	—	5	—	2	7
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	$—	$8	$2	$(1)	$9

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(169)	$(194)	$413	$(3)	$47
INVESTING ACTIVITIES:
Capital expenditures	—	—	(218)	—	(218)
Acquisitions, net of cash acquired	—	—	(291)	—	(291)
Investments in unconsolidated affiliates	—	—	(42)	—	(42)
Return of investment in unconsolidated affiliates	—	—	1	—	1
Net cash used in investing activities	—	—	(550)	—	(550)
FINANCING ACTIVITIES:
Proceeds from debt	—	1,008	—	—	1,008
Payments of debt	—	(807)	—	—	(807)
Payment of deferred financing costs	—	(3)	—	—	(3)
Proceeds from issuance of common units, net of offering costs	248	—	—	—	248
Distributions to limited partners and general partner	(79)	—	—	—	(79)
Distributions to noncontrolling interests	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	7	—	7
Net change in advances to predecessor from DCP Midstream, LLC	—	—	102	—	102
Net change in advances to predecessor - noncontrolling interest	—	—	28	—	28
Net cash provided by (used in) financing activities	169	198	134	—	501
Net change in cash and cash equivalents	—	4	(3)	(3)	(2)
Cash and cash equivalents, beginning of period	—	4	6	(2)	8
Cash and cash equivalents, end of period	$—	$8	$3	$(5)	$6

(a)
The financial information during the six months ended June 30, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas, transfers of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

16. Subsequent Events
On July 25, 2013, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.71 per unit, payable on August 14, 2013 to unitholders of record on August 7, 2013.
On August 5, 2013, we completed the acquisition of DCP LaSalle Plant, LLC, or LaSalle, from DCP Midstream, LLC for aggregate consideration of $209 million, subject to certain purchase price adjustments. LaSalle is a 110 MMcf/d natural gas processing plant currently under construction with plans to expand to a 160 MMcf/d. We also entered into a 15-year fee-based agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge. The fee-based agreement also provides us with a throughput fee on all volumes processed at LaSalle. The processing agreement commences with commercial operations of the new plant, which is expected to be in-service in the second half of 2013. The transaction was financed at closing from borrowings under our revolving credit facility. The contribution of LaSalle represents a transfer of assets between entities under common control. We will include the results of LaSalle prospectively from the date of contribution in our Natural Gas Services segment.
On August 5, 2013, we also completed the acquisition of Front Range, LLC, or Front Range, from DCP Midstream, LLC for aggregate consideration of $86 million, subject to certain purchase price adjustments. Front Range owns a 33.33% equity method interest in Front Range Pipeline LLC, a joint venture with affiliates of Enterprise Products Partners L.P. and Anadarko Petroleum Corporation, which was formed to construct a new NGL pipeline that will originate in the DJ Basin and extend approximately 435 miles to Skellytown, Texas. The pipeline operator expects the NGL pipeline to be mechanically complete in the fourth quarter of 2013. The transaction was financed at closing from borrowings under our revolving credit facility. The contribution of Front Range represents a transfer of assets between entities under common control. We will include the results of Front Range prospectively from the date of contribution in our NGL Logistics segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included as Exhibit 99.3 in our Current Report on Form 8-K filed with the SEC on June 14, 2013.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices, which we mitigate on an overall Partnership basis through a multi-year hedging program, as well as volumes of throughput and sales of natural gas and NGLs. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while NGL prices remain modest due to increasing supplies. Natural gas prices have recovered somewhat recently, but remain soft relative to historical levels. Although we have not experienced a significant impact to our natural gas throughput volumes as a result of decreased commodity prices, if commodity prices remain weak for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where relatively lower commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production. We use direct NGL hedges to mitigate a significant portion of our NGL price exposure; however, weakening of the relationship of natural gas liquids to crude oil prices does modestly impact the effectiveness of our hedging program to mitigate our exposure to price fluctuations where we use crude oil to hedge our NGL price exposure.
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
The global economic outlook continues to be cause for concern for U.S. financial markets and businesses and investors alike. A further slowdown in global economic growth or a potential liquidity crisis may lead to further declines in commodity prices. This uncertainty may contribute to volatility in financial and commodity markets.
The amount of NGLs we produce, fractionate, transport, sell and store, may be reduced if the pipelines and storage and fractionation facilities to which we deliver NGLs are capacity constrained and cannot, or will not, accept the NGLs. Recent capacity expansions are coming online, which we believe will mitigate the risk of these NGL capacity constraints.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC. Our multi-faceted growth strategy may take numerous forms such as accretive dropdown opportunities from DCP Midstream, LLC, third-party acquisitions, joint venture opportunities and organic build opportunities within our footprint. Dropdowns from DCP Midstream, LLC since the beginning of 2012 totaled approximately $2.0 billion.

Some of our recent growth projects include the following:

•
On August 5, 2013, we completed the acquisition of DCP LaSalle Plant, LLC, or LaSalle, from DCP Midstream, LLC for aggregate consideration of $209 million, subject to certain purchase price adjustments. LaSalle is a 110 MMcf/d natural gas processing plant currently under construction with plans to expand to a 160 MMcf/d. We also entered into a 15-year fee-based agreement with an affiliate of DCP Midstream, LLC, which provides us with a fixed demand charge. The fee-based agreement also provides us with a throughput fee on all volumes processed at LaSalle. The processing agreement commences with commercial operations of the new plant, which is expected to be in-service in the second half of 2013.

•
On August 5, 2013, we also completed the acquisition of Front Range, LLC, or Front Range, from DCP Midstream, LLC for aggregate consideration of $86 million, subject to certain purchase price adjustments. Front Range owns a 33.33% equity method interest in Front Range Pipeline LLC, a joint venture with affiliates of Enterprise Products Partners L.P. and Anadarko Petroleum Corporation, which was formed to construct a new NGL pipeline that will originate in the DJ Basin and extend approximately 435 miles to Skellytown, Texas. The pipeline operator expects the NGL pipeline to be mechanically complete in the fourth quarter of 2013.

•
On March 28, 2013, we acquired an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and fixed price commodity derivative hedges for a three-year period for aggregate consideration of $626 million. Our 80% interest in the construction of the Goliad 200 MMcf/d natural gas processing plant, including direct commodity price hedges, representing a total investment of approximately $290 million, is expected to be in-service in the first quarter of 2014.

•
Our construction of our wholly-owned Eagle 200 MMcf/d natural gas processing plant is complete and has commenced operations. Our expansion plan for the Discovery natural gas gathering pipeline system is also progressing and is expected to be completed in the middle of 2014. Both projects are expected to enhance our portfolio through additional fee-based margins.

Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. In March 2013, we raised $494 million, net of commissions and offering costs, through a public equity offering and $490 million, net of underwriters’ fees, related expenses, and unamortized discounts, through a public debt offering of 3.875% 10-year Senior Notes, which were used to finance our growth opportunities. During the three and six months ended June 30, 2013, we issued 1,408,547 of our common units pursuant to the equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and for general corporate purposes. On June 14, 2013, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement will allow us to issue additional common units. As of June 30, 2013, we have issued no securities under this registration statement. As of June 30, 2013, the unused capacity under the Credit Agreement was $849 million, of which $847 million was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distributions for the quarter, resulting in a 6% increase in our quarterly distribution rate over the rate declared for the second quarter of 2012. The distributions reflect our business results as well as our recent execution on growth opportunities.

General Trends and Outlook
In the remainder of 2013, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our significant fee-based business currently representing approximately 50% of our estimated margins, plus our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of approximately $500 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon Connector, which are shown as investments in unconsolidated affiliates, construction of the Goliad plant within the Eagle Ford system and the Eagle plant, expansion and upgrades to our Southeast Texas complex, the Marysville NGL storage project, expansion of our Cheasapeake facility and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.
In the remainder of 2013, we expect to continue to pursue a multi-faceted growth strategy, which includes maximizing opportunities provided by our partnership with DCP Midstream, LLC, pursuing strategic and accretive third party acquisitions and capitalizing on organic expansion opportunities in order to grow our distributable cash flows. Given the significant level of growth opportunities currently in DCP Midstream, LLC’s footprint, we would expect substantial emphasis on our dropdown objective over the next few years.
For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” included as Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on June 14, 2013.
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
Our gross margin, segment gross margin, adjusted segment gross margin and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$102	$85	$154	$119
Interest expense	14	11	26	24
Income tax expense	—	—	1	1
Operating and maintenance expense	51	50	96	92
Depreciation and amortization expense	23	15	43	49
General and administrative expense	16	17	32	36
Other expense	—	—	4	—
Earnings from unconsolidated affiliates	(8)	(2)	(16)	(8)
Net income attributable to noncontrolling interests	4	2	7	6
Gross margin	$202	$178	$347	$319
Non-cash commodity derivative mark-to-market (a)	$58	$65	$48	$42

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$111	$106	$150	$146
Operating and maintenance expense	43	42	81	77
Depreciation and amortization expense	21	14	39	45
Earnings from unconsolidated affiliates	(1)	(2)	(1)	(8)
Net income attributable to noncontrolling interests	4	2	7	6
Segment gross margin	$178	$162	$276	$266
Non-cash commodity derivative mark-to-market (a)	$58	$49	$49	$26

NGL Logistics segment:
Segment net income attributable to partners	$20	$10	$42	$20
Operating and maintenance expense	4	4	8	8
Depreciation and amortization expense	2	1	3	3
Earnings from unconsolidated affiliates	(7)	—	(15)	—
Segment gross margin	$19	$15	$38	$31

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$1	$(3)	$21	$14
Operating and maintenance expense	4	4	7	7
Depreciation and amortization expense	—	—	1	1
Other expense	—	—	4	—
Segment gross margin	$5	$1	$33	$22
Non-cash commodity derivative mark-to-market (a)	$—	$16	$(1)	$16

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$111	$106	$150	$146
Non-cash commodity derivative mark-to-market	(58)	(49)	(49)	(26)
Depreciation and amortization expense	21	14	39	45
Noncontrolling interest on depreciation and income tax	(2)	(2)	(3)	(4)
Adjusted Segment EBITDA	$72	$69	$137	$161
NGL Logistics segment:
Segment net income attributable to partners	$20	$10	$42	$20
Depreciation and amortization expense	2	1	3	3
Adjusted Segment EBITDA	$22	$11	$45	$23
Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners (b)	$1	$(3)	$21	$14
Non-cash commodity derivative mark-to-market	—	(16)	1	(16)
Depreciation and amortization expense	—	—	1	1
Adjusted Segment EBITDA	$1	$(19)	$23	$(1)

(a)
Includes $2 million lower of cost or market adjustments for the three and six months ended June 30, 2013 and no lower of cost or market adjustments for the three months ended June 30, 2012. We recognized $4 million of lower of cost or market adjustments during the six months ended June 30, 2012.

(b)
Includes $1 million and $14 million of lower of cost or market adjustments for the three months ended June 30, 2013 and 2012, respectively. We recognized $1 million and $15 million of lower of cost or market adjustments during the six months ended June 30, 2013 and 2012, respectively.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Item 7 included as Exhibit 99.2 to our Current Report on Form 8-K filed on June 14, 2013. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2013 are the same as those described in our Current Report on Form 8-K filed on June 14, 2013.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2013 vs. 2012		Variance Six Months 2013 vs. 2012
	2013	2012 (a)	2013 (a)	2012 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues (c):
Natural Gas Services	$703	$580	1,260	1,197	$123	21%	$63	5%
NGL Logistics	19	15	38	31	4	27%	7	23%
Wholesale Propane Logistics	53	73	208	277	(20)	(27)%	(69)	(25)%
Total operating revenues	775	668	1,506	1,505	107	16%	1	—
Gross margin (d):
Natural Gas Services	178	162	276	266	16	10%	10	4%
NGL Logistics	19	15	38	31	4	27%	7	23%
Wholesale Propane Logistics	5	1	33	22	4	400%	11	50%
Total gross margin	202	178	347	319	24	13%	28	9%
Operating and maintenance expense	(51)	(50)	(96)	(92)	1	2%	4	4%
Depreciation and amortization expense	(23)	(15)	(43)	(49)	8	53%	(6)	(12)%
General and administrative expense	(16)	(17)	(32)	(36)	(1)	(6)%	(4)	(11)%
Other expense	—	—	(4)	—	—	—	4	100%
Earnings from unconsolidated affiliates (e)	8	2	16	8	6	300%	8	100%
Interest expense	(14)	(11)	(26)	(24)	3	27%	2	8%
Income tax expense	—	—	(1)	(1)	—	—	—	—
Net income attributable to noncontrolling interests	(4)	(2)	(7)	(6)	2	100%	1	17%
Net income attributable to partners	$102	$85	$154	$119	$17	20%	$35	29%
Other data:
Non-cash commodity derivative mark-to-market	$58	$65	48	42	$(7)	(11)%	$6	14%
Natural gas throughput (MMcf/d) (e)	2,264	2,216	2,285	2,250	48	2%	35	2%
NGL gross production (Bbls/d) (e)	112,785	105,282	113,446	105,709	7,503	7%	7,737	7%
NGL pipelines throughput (Bbls/d) (e)	93,306	72,786	88,800	77,740	20,520	28%	11,060	14%
Propane sales volume (Bbls/d)	12,286	11,641	23,024	23,010	645	6%	14	—

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 2012, and a 46.67% interest on March 28, 2013.

(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.

(c)	Operating revenues include the impact of commodity derivative activity.

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

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Total Operating Revenues — Total operating revenues increased $107 million in 2013 compared to 2012 primarily as a result of the following:

•
$68 million increase primarily attributable to increased natural gas prices and prices for physical sales related to our natural gas storage and pipeline assets, partially offset by decreased NGL prices;

•
$36 million increase primarily attributable to increased volumes at our Eagle Ford system and our fee-based wholly-owned Eagle plant, partially offset by decreased volumes for physical sales related to our natural gas storage and pipeline assets, and a plant turnaround at our Eagle Ford system; and

•
$11 million increase attributable to increased activity at our NGL storage facility and increased throughput on certain of our pipelines within our NGL Logistics and Natural Gas Services segments, as well as the operation of our fee-based wholly-owned Eagle plant.

These increases were partially offset by:

•	$4 million decrease attributable to lower propane prices, partially offset by increased volumes in our Wholesale Propane segment. 2012 results reflect near record warm weather; and

•
$4 million decrease related to commodity derivative activity as a result of a $16 million decrease in our Wholesale Propane segment, partially offset by a $12 million increase in our Natural Gas Services segment. This net decrease includes a $6 million decrease in unrealized commodity derivative gains, partially offset by a $2 million increase in realized cash settlement gain.

Gross Margin — Gross margin increased $24 million in 2013 compared to 2012, primarily as a result of the following:

•
$16 million increase for our Natural Gas Services segment, primarily related to higher volume at our Eagle Ford system and the operation of our fee-based wholly-owned Eagle plant and increased commodity derivative activities, partially offset by lower NGL prices, a lower of cost or market adjustment recognized in our natural gas storage and pipeline assets, and a plant turnaround at our Eagle Ford system;

•	$4 million increase for our NGL Logistics segment as result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines; and

•
$4 million increase for our Wholesale Propane Logistics segment, primarily due to increased unit margins, partially offset by a decrease related to commodity derivative activities. 2012 results reflect a non-cash lower of cost or market inventory adjustment of $14 million and reduced volumes as a result of near record warm weather.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2013 compared to 2012 2012 primarily as a result of growth in our business.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 primarily as a result of the acquisition of the Mont Belvieu fractionators in July 2012, partially offset by lower results at Discovery due to lower NGL prices. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.
Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests increased in 2013 compared to 2012, primarily as a result of higher volumes at our Eagle Ford system, partially offset by a plant turnaround at our Eagle Ford system.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Total Operating Revenues — Total operating revenues remained relatively constant in 2013 compared to 2012 primarily as a result of the following:

•
$25 million increase primarily attributable to increased natural gas prices and prices for physical sales related to our natural gas storage and pipeline assets, partially offset by decreased NGL prices;

•
$22 million increase attributable to increased activity at our NGL storage facility and increased throughput on certain of our pipelines within our NGL Logistics and Natural Gas Services segments, as well as the operation of our fee-based wholly-owned Eagle plant;

•
$6 million increase primarily attributable to increased volumes on our Eagle Ford system and across certain assets, partially offset by contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation, decreased volumes for physical sales related to our natural gas storage and pipeline assets, and a plant turnaround at our Eagle Ford system; and

•
$1 million increase related to commodity derivative activity as a result of a $17 million increase in our Natural Gas Services segment, partially offset by a $16 million decrease in our Wholesale Propane segment. This net increase includes a $6 million increase in unrealized commodity derivative gains, partially offset by a $5 million decrease in realized cash settlement gain.

These increases were partially offset by:

•	$53 million decrease attributable to lower propane prices in our Wholesale Propane Logistics segment.
Gross Margin — Gross margin increased $28 million in 2013 compared to 2012, primarily as a result of the following:

•
$11 million increase for our Wholesale Propane Logistics segment, primarily due to increased unit margins and exporting propane from our Chesapeake terminal, partially offset by a decrease related to commodity derivative activities and suspending the import of supply. 2012 results reflect a non-cash lower of cost or market inventory adjustment of $15 million and reduced demand as a result of near record warm winter;

•
$10 million increase for our Natural Gas Services segment, primarily related to increased commodity derivative activities, higher volume at our Eagle Ford system and the operation of our fee-based wholly-owned Eagle plant, higher unit margins associated with our natural gas storage and pipeline assets, and a decrease in the lower of cost or market adjustment recognized in 2013, partially offset by decreased NGL prices and a plant turnaround at our Eagle Ford system; and

•	$7 million increase for our NGL Logistics segment as a result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines.
Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2013 compared to 2012 primarily as a result of a change in the estimated depreciable lives of our fixed assets in the second quarter of 2012. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.
General and Administrative Expense — General and administrative expense decreased in 2013 compared to 2012 primarily due to the difference in the Eagle Ford system's ownership structure in each period.
Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to discontinued projects.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 primarily as a result of the acquisition of the Mont Belvieu fractionators in July 2012, partially offset by lower results at Discovery due to lower NGL prices, reduced throughput volumes and timing of expenditures. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.
Net income attributable to noncontrolling interests — Net income attributable to noncontrolling interests remained relatively constant in 2013 compared to 2012,  primarily as a result of higher volumes at our Eagle Ford system, partially offset by a plant turnaround at our Eagle Ford system.

Results of Operations — Natural Gas Services Segment

This segment consists of our Southeast Texas system, our East Texas system, our Michigan system, a 75% operating interest in our Colorado system, Northern Louisiana system, a 40% interest in Discovery, our Southern Oklahoma system, our Wyoming system, an 80% interest in our Eagle Ford system, and our wholly-owned Eagle plant:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2013 vs. 2012		Variance Six Months 2013 vs. 2012
	2013	2012 (a)	2013 (a)	2012 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of natural gas, NGLs and condensate	$590	$486	$1,104	$1,073	$104	21%	$31	3%
Transportation, processing and other	42	35	86	71	7	20%	15	21%
Gains from commodity derivative activity	71	59	70	53	12	20%	17	32%
Total operating revenues	703	580	1,260	1,197	123	21%	63	5%
Purchases of natural gas and NGLs	(525)	(418)	(984)	(931)	107	26%	53	6%
Segment gross margin (c)	178	162	276	266	16	10%	10	4%
Operating and maintenance expense	(43)	(42)	(81)	(77)	1	2%	4	5%
Depreciation and amortization expense	(21)	(14)	(39)	(45)	7	50%	(6)	(13)%
Earnings from unconsolidated affiliates (d)	1	2	1	8	(1)	(50)%	(7)	(88)%
Segment net income	115	108	157	152	7	6%	5	3%
Segment net income attributable to noncontrolling interests	(4)	(2)	(7)	(6)	2	100%	1	17%
Segment net income attributable to partners	$111	$106	$150	$146	$5	5%	$4	3%
Other data:
Non-cash commodity derivative mark-to-market	$58	$49	$49	$26	$9	18%	$23	88%
Natural gas throughput (MMcf/d) (d)	2,264	2,216	2,285	2,250	48	2%	35	2%
NGL gross production (Bbls/d) (d)	112,785	105,282	113,446	105,709	7,503	7%	7,737	7%

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 2012, and a 46.67% interest on March 28, 2013.

(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(d)
Includes our share, based on our ownership percentage, of the throughput volumes, NGL production and earnings of all unconsolidated affiliates. Earnings for Discovery include the amortization of the net difference between the carrying amount of the investment and the underlying equity of the investment.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Total Operating Revenues — Total operating revenues increased $123 million in 2013 compared to 2012, primarily as a result of the following:

•	$90 million increase attributable to increased natural gas prices;

•	$54 million increase primarily attributable to increased volumes at our Eagle Ford system and our fee-based wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system;

•	$37 million increase attributable to increased prices for physical sales related to our natural gas storage and pipeline assets;

•
$12 million increase related to commodity derivative activity. This includes an increase in unrealized commodity derivative gains in 2013 compared to 2012 of $9 million due to movements in forward prices of commodities, and an increase in realized cash settlement gains in 2013 compared to 2012 of $3 million; and

•	$7 million increase in fee revenue attributable to the operation of our fee-based wholly-owned Eagle plant.
These increases were partially offset by:

•	$59 million decrease attributable to decreased NGL prices; and

•	$18 million decrease attributable to decreased volumes for physical sales related to our natural gas storage and pipeline assets.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $107 million in 2013 compared to 2012 primarily as a result of higher natural gas prices and increased volumes across certain assets, partially offset by a plant turnaround at our Eagle Ford system and decreased NGL prices.
Segment Gross Margin — Segment gross margin increased $16 million in 2013 compared to 2012, primarily as a result of the following:

•
$14 million increase as a result of higher volume at our Eagle Ford system and the operation of our fee-based wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system; and

•	$12 million increase related to commodity derivative activities as discussed above.
These increases were partially offset by:

•
$8 million decrease as a result of lower NGL prices, which reflects the unhedged portion of the Eagle Ford system associated with DCP Midstream, LLC’s ownership. During the three months ended June 30, 2013 and 2012, DCP Midstream, LLC’s interest in the Eagle Ford system was 20% and 100%, respectively; and

•	$2 million decrease associated with a lower of cost or market adjustment recognized in our natural gas storage and pipeline assets.
Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2013 compared to 2012 2012 primarily as a result of growth in our business.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, decreased in 2013 compared to 2012 primarily as a result of lower results due to lower NGL prices. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.

Segment net income attributable to noncontrolling interests - Segment net income attributable to noncontrolling interests increased in 2013 compared to 2012, primarily as a result of higher volumes at our Eagle Ford system, partially offset by a plant turnaround at our Eagle Ford system.
Natural Gas Throughput - Natural gas throughput increased in 2013 compared to 2012 primarily as a result of higher volumes due to the operation of our wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system and lower volumes across certain assets.
NGL Gross Production - NGL production increased in 2013 compared to 2012 primarily as a result of higher volumes due to the operation of our wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system and lower volumes across certain assets.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Total Operating Revenues — Total operating revenues increased $63 million in 2013 compared to 2012, primarily as a result of the following:

•	$124 million increase attributable to increased natural gas prices;

•	$61 million increase attributable to increased gas prices for physical sales related to our natural gas storage and pipeline assets;

•
$19 million increase primarily attributable to increased volumes at our Eagle Ford system and across certain assets, partially offset by contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation and a plant turnaround at our Eagle Ford system;

•
$17 million increase related to commodity derivative activity. This includes an increase in unrealized commodity derivative gains in 2013 compared to 2012 of $23 million due to movements in forward prices of commodities, partially offset by a decrease in realized cash settlement gains in 2013 compared to 2012 of $6 million; and

•
$15 million increase in fee revenue attributable to contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation and the operation of our fee-based wholly-owned Eagle plant.

These increases were partially offset by:

•	$160 million decrease attributable to decreased NGL prices; and

•	$13 million decrease attributable to decreased volumes for physical sales related to our natural gas storage and pipeline assets.
Purchases of Natural Gas and NGLs - Purchases of natural gas and NGLs increased $53 million in 2013 compared to 2012 primarily as a result of higher natural gas prices, increased volumes at our Eagle Ford system and across certain assets, partially offset by contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation, decreased NGL prices and a plant turnaround at our Eagle Ford system.
Segment Gross Margin — Segment gross margin increased $10 million in 2013 compared to 2012, primarily as a result of the following:

•	$17 million increase related to commodity derivative activities as discussed above;

•
$13 million increase as a result of higher volumes at our Eagle Ford system and the operation of our fee-based wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system; and

•	$9 million increase attributable to higher unit margins associated with our natural gas storage and pipeline assets and a decrease in the lower of cost or market adjustment recognized in 2013.
These increases were partially offset by:

•
$29 million decrease as a result of lower NGL prices, which reflects the unhedged portion of the Eagle Ford and Southeast Texas systems associated with DCP Midstream, LLC’s ownership during each of the six months ended June 30, 2013 and 2012.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2013 compared to 2012 primarily as a result of growth and timing of expenditures.

Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2013 compared to 2012 primarily as a result of a change in the estimated depreciable lives of our fixed assets in the second quarter of 2012, partially offset by growth in our business. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.
Earnings from Unconsolidated Affiliates - Earnings from unconsolidated affiliates, representing our 40% ownership of Discovery, decreased in 2013 compared to 2012 primarily as a result of lower results due to lower NGL prices, reduced throughput volumes and timing of expenditures. Settlements related to our commodity derivatives on our unconsolidated affiliates are included in segment gross margin.
Segment net income attributable to noncontrolling interests - Segment net income attributable to noncontrolling interests remained relatively constant in 2013 compared to 2012,  primarily as a result of higher volumes at our Eagle Ford system, partially offset by a plant turnaround at our Eagle Ford system.
Natural Gas Throughput - Natural gas throughput increased in 2013 compared to 2012 primarily as a result of higher volumes due to the operation of our wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system and lower volumes across certain assets.
NGL Gross Production - NGL production increased in 2013 compared to 2012 primarily as a result of higher volumes due to the operation of our wholly-owned Eagle plant, partially offset by a plant turnaround at our Eagle Ford system and lower volumes across certain assets.
Results of Operations — NGL Logistics Segment
This segment includes our Seabreeze, Wilbreeze, Wattenberg and Black Lake transportation pipelines, our 10% interest in the Texas Express NGL pipeline, our Marysville NGL storage facility, our DJ Basin NGL fractionators, our 12.5% interest in the Mont Belvieu Enterprise fractionator and our 20% interest in the Mont Belvieu 1 fractionator:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2013 vs. 2012		Variance Six Months 2013 vs. 2012
	2013	2012	2013	2012	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of NGLs	$—	$—	$—	$—	$—	—	$—	—
Transportation, processing and other	19	15	38	31	4	27%	7	23%
Total operating revenues	19	15	38	31	4	27%	7	23%
Purchases of NGLs	—	—	—	—	—	—	—	—
Segment gross margin (a)	19	15	38	31	4	27%	7	23%
Operating and maintenance expense	(4)	(4)	(8)	(8)	—	—	—	—
Depreciation and amortization expense	(2)	(1)	(3)	(3)	1	100%	—	—
Earnings from unconsolidated affiliates (b)	7	—	15	—	7	100%	15	100%
Segment net income attributable to partners	$20	$10	$42	$20	$10	100%	$22	110%
Other data:
NGL pipelines throughput (Bbls/d) (b)	93,306	72,786	88,800	77,740	20,520	28%	11,060	14%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)	Includes our share, based on our ownership percentage, of the throughput volumes and earnings of unconsolidated affiliates.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Total Operating Revenues — Total operating revenues increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines.
Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines.
Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization remained relatively constant in 2013 compared to 2012.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 as a result of the acquisition of the Mont Belvieu fractionators in July 2012.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2013 compared to 2012 as a result of volume growth on our pipelines.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Total Operating Revenues — Total operating revenues increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines.
Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 as result of increased activity at our NGL storage facility and increased throughput on certain of our pipelines.
Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization expense remained constant in 2013 compared to 2012.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 fractionator and 12.5% ownership of the Mont Belvieu Enterprise fractionator, increased in 2013 compared to 2012 as a result of the acquisition of the Mont Belvieu fractionators in July 2012.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2013 compared to 2012 as a result of volume growth on our pipelines

Results of Operations — Wholesale Propane Logistics Segment
This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2013 vs. 2012		Variance Six Months 2013 vs. 2012
	2013	2012	2013	2012	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except as indicated)
Operating revenues:
Sales of propane	$53	$57	$207	$260	$(4)	(7)%	$(53)	(20)%
Other	—	—	—	—	—	—	—	—
Gains from commodity derivative activity	—	16	1	17	(16)	(100)%	(16)	(94)%
Total operating revenues	53	73	208	277	(20)	(27)%	(69)	(25)%
Purchases of propane	(48)	(72)	(175)	(255)	(24)	(33)%	(80)	(31)%
Segment gross margin (a)	5	1	33	22	4	400%	11	50%
Operating and maintenance expense	(4)	(4)	(7)	(7)	—	—	—	—
Depreciation and amortization expense	—	—	(1)	(1)	—	—	—	—
Other expense	—	—	(4)	—	—	—	4	100%
Segment net income (loss) attributable to partners	$1	$(3)	$21	$14	$4	133%	$7	50%
Other data:
Non-cash commodity derivative mark-to-market	$—	$16	$(1)	$16	$(16)	(100)%	$(17)	(106)%
Propane sales volume (Bbls/d)	12,286	11,641	23,024	23,010	645	6%	14	—

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Total Operating Revenues — Total operating revenues decreased by $20 million in 2013 compared to 2012, primarily as a result of the following:

•
$16 million decrease related to commodity derivative activity, which represents a decrease in unrealized commodity derivative gains in 2013 compared to 2012 due to movements in forward prices of commodities; and

•	$7 million decrease attributable to lower propane prices.
These decreases were partially offset by:

•	$3 million increase attributable to increased volumes. 2012 results reflect reduced volumes as a result of near record warm weather.
Purchases of Propane — Purchases of propane decreased in 2013 compared to 2012 primarily due to lower propane prices, which impacts both sales and purchases, and a 2012 non-cash lower of cost or market inventory adjustment of $14 million, partially offset by reduced volumes in 2012 as a result of near record warm weather.
Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 primarily due to increased unit margins, partially offset by a $16 million decrease related to commodity derivative activities as discussed above. 2012 results reflect a non-cash lower of cost or market inventory adjustment of $14 million and reduced volumes as a result of near record warm weather.
Propane Sales Volume — Propane sales volumes increased in 2013 compared to 2012. 2012 results reflect reduced demand as a result of near record warm winter.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Total Operating Revenues — Total operating revenues decreased by $69 million in 2013 compared to 2012, primarily as a result of the following:

•	$53 million decrease attributable to lower propane prices; and

•
$16 million decrease related to commodity derivative activity. This includes a decrease in unrealized commodity derivative gains in 2013 compared to 2012 of $17 million due to movements in forward prices of commodities, partially offset by an increase in realized cash settlement gains in 2013 compared to 2012 of $1 million.

Purchases of Propane — Purchases of propane decreased in 2013 compared to 2012 primarily due to lower propane prices, which impacts both sales and purchases, suspending the import of supply and a 2012 non-cash lower of cost or market inventory adjustment of $15 million, partially offset by the exporting of propane from our Chesapeake terminal and reduced demand in 2012 as a result of near record warm winter.
Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 primarily due to increased unit margins and exporting propane from our Chesapeake terminal, partially offset by a $16 million decrease related to commodity derivative activities as discussed above, suspending the import of supply, and a $1 million non-cash lower of cost or market inventory adjustment recorded in 2013. 2012 results reflect a non-cash lower of cost or market inventory adjustment of $15 million and reduced demand as a result of near record warm winter.
Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to a discontinued project.
Propane Sales Volume — Propane sales volumes remained relatively constant in 2013 compared to 2012.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our revolving Credit Agreement;

•	borrowings under term loans;

•	issuance of additional common units, including issuances we may make to DCP Midstream, LLC;

•	debt offerings; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions, including contributions from DCP Midstream, LLC; and

•
collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements, and letters of credit we have posted.

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
Our Credit Agreement consists of a senior unsecured revolving credit facility with capacity of $1 billion, which matures on November 10, 2016. Our borrowing capacity is currently limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. As of August 2, 2013, we had approximately $496 million of unused capacity under the Credit Agreement.
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
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the three and six months ended June 30, 2013, we issued 1,408,547 of our common units pursuant to the equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and general corporate purposes. As of June 30, 2013, no common units remained available for sale pursuant to this equity distribution agreement.
On June 14, 2013, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement will allow us to issue additional common units. As of June 30, 2013, we have issued no securities under this registration statement.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.
In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a single pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. As of August 2, 2013, we had no cash collateral posted with counterparties. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Predetermined collateral thresholds for commodity derivative instruments guaranteed by DCP Midstream, LLC are generally dependent on DCP Midstream, LLC’s credit rating and the thresholds would be reduced to zero in the event DCP Midstream, LLC’s credit rating were to fall below investment grade. The counterparty to our remaining commodity swaps contracts is DCP Midstream, LLC.

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
We had working capital of $10 million as of June 30, 2013, compared to working capital of $23 million as of December 31, 2012. Included in these working capital amounts are net derivative working capital assets of $75 million and $18 million as of June 30, 2013 and December 31, 2012, respectively. The change in working capital is primarily attributable to the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of June 30, 2013, we had $9 million in cash and cash equivalents. Of this balance, $2 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2013	2012
	(Millions)
Net cash provided by operating activities	$270	$47
Net cash used in investing activities	$(768)	$(550)
Net cash provided by financing activities	$505	$501
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
We received $23 million for our net hedge cash settlements for the six months ended June 30, 2013, of which less than $1 million was associated with rebalancing our portfolio, and $28 million for our net hedge cash settlements for the six months ended June 30, 2012.
We received cash distributions from unconsolidated affiliates of $22 million and $8 million during the six months ended June 30, 2013 and 2012, respectively. Distributions exceeded earnings by $6 million for the six months ended June 30, 2013, and by less than $1 million for the six months ended June 30, 2012.
Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2013 was comprised of: (1) acquisition expenditures of $486 million related to our acquisition of the additional 46.67% interest in the Eagle Ford system; (2) capital expenditures of $195 million (our portion of which was $171 million and the reimbursable projects portion was $24 million); and (3) investments in unconsolidated affiliates of $87 million.
Net cash used in investing activities during the six months ended June 30, 2012 was comprised of: (1) acquisition expenditures of $291 million, of which $171 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, and $120 million related to our acquisition of the remaining 49.9% interest in East Texas ; (2) capital expenditures of $218 million (our portion of which was $186 million and the reimbursable projects portion was $32 million); and (3) investments in unconsolidated affiliates of $42 million; partially offset by (4) a return of investment from unconsolidated affiliate of $1 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2013 was comprised of: (1) proceeds from debt of $1,079 million, offset by payments of $960 million, for net borrowing of debt of $119 million; (2) proceeds from the issuance of common units net of offering costs of $563 million; (3) change in advances to predecessor from DCP Midstream, LLC of $32 million; (4) contributions from noncontrolling interests of $31 million; and (5) contributions from DCP Midstream, LLC of $1 million; partially offset by (6) excess purchase price over acquired interests and commodity hedges of $101 million; (7) distributions to our limited partners and general partner of $123 million; (8) distributions to noncontrolling interests of $10 million; (9) payment of deferred financing costs of $4 million; and (10) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.
Net cash provided by financing activities during the six months ended June 30, 2012 was comprised of: (1) proceeds from debt of $1,008 million, offset by payments of $807 million, for net borrowing of debt of $201 million; (2) proceeds from the issuance of common units net of offering costs of $248 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $102 million and from noncontrolling interest of $28 million; and (4) contributions from DCP Midstream, LLC of $7 million; partially offset by (5) distributions to our limited partners and general partner of $79 million; (6) payment of deferred financing costs of $3 million; and (7) distributions to noncontrolling interests of $3 million.

During the six months ended June 30, 2013, total outstanding indebtedness under our $1 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $151 million and did not exceed $607 million. The weighted-average indebtedness outstanding for the six months ended June 30, 2013 was $314 million.
As of June 30, 2013, we had unused capacity under the revolving credit facility of $849 million, of which approximately $847 million was available for general working capital purposes.
During the six months ended June 30, 2013, we had the following net movements on our revolving credit facility:

•	$441 million repayment financed by the issuance of 12,650,000 common units in March 2013; and

•	$14 million net repayment activity; partially offset by

•
$80 million borrowings primarily to reimburse DCP Midstream, LLC for its proportionate share of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant and for preformation capital expenditures.

During the six months ended June 30, 2012, we had the following net movements on our revolving credit facility:

•	$234 million repayment financed by the issuance of 5,148,500 common units in March 2012; partially offset by

•	$87 million net borrowings.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of approximately $500 million, for the year ending December 31, 2013. Expansion capital expenditures include construction of the Texas Express Pipeline and Discovery’s Keathley Canyon which are shown as investments in unconsolidated affiliates, construction of the Goliad plant within the Eagle Ford system and the Eagle plant, expansion and upgrades to our Southeast Texas complex, the Marysville NGL storage project, expansion of our Cheasapeake facility and acquisitions. The board of directors may, at its discretion, approve additional growth capital during the year.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$10	$161	$171	$9	$177	$186
Noncontrolling interest portion and reimbursable projects (a)	1	23	24	4	28	32
Total	$11	$184	$195	$13	$205	$218

(a)
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $87 million and $42 million during the six months ended June 30, 2013 and 2012, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $123 million during the six months ended June 30, 2013, as compared to $79 million for the same period in 2012. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Description of the Credit Agreement — The Credit Agreement consists of a $1 billion revolving credit facility that matures November 10, 2016. As of June 30, 2013, the outstanding balance on the revolving credit facility was $150 million resulting in unused revolver capacity of $849 million, of which approximately $847 million was available for general working capital purposes.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At June 30, 2013 and December 31, 2012, we had $1 million outstanding letters of credit issued under the Credit Agreement.
As of June 30, 2013, the weighted-average interest rate on our revolving credit facility was 1.45% per annum, excluding the impact of interest rate swaps.
Description of Debt Securities – On March 14, 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund the cash portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes will be paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of June 30, 2013, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Long-term debt (a)	$2,183	$64	$361	$742	$1,016
Operating lease obligations (b)	97	18	25	17	37
Purchase obligations (c)	270	193	54	23	—
Other long-term liabilities (d)	25	—	1	—	24
Total	$2,575	$275	$441	$782	$1,077

(a)
Includes interest payments on long-term debt that has been hedged and on debt securities that have been issued. These interest payments are $57 million, $111 million, $92 million, and $166 million for less than one year, one to three years, three to five years, and thereafter, respectively.

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

(c)
Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as June 30, 2013. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)	Other long-term liabilities include $24 million of asset retirement obligations and $1 million of environmental reserves recognized in the June 30, 2013 condensed consolidated balance sheet.
We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2012 Form 10-K.
The following tables set forth additional information about our fixed price swaps, and our collar arrangements used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of August 2, 2013:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
July 2013 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
July 2013 — December 2013	Natural Gas	(22,666) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
July 2013 — December 2013	Natural Gas	(3,737) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — March 2016	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — December 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
July 2013 — December 2013	NGL's	(12,784) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
January 2014 — December 2014	NGL's	(14,334) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
January 2015 — March 2015	NGL's	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-2.60/Gal
July 2015 — December 2015	NGL's	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-1.89/Gal
January 2016 — March 2016	NGL's	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$.64-1.89/Gal
July 2013 — December 2013	Crude Oil	(2,495) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$67.60 - $99.85/Bbl
January 2014 — December 2014	Crude Oil	(1,893) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(2,043) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$87.60-$100.04/Bbl
January 2016 — March 2016	Crude Oil	(642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$95.00-$101.30/Bbl
July 2016 — December 2016	Crude Oil	(500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$101.30/Bbl
January 2014 — December 2014	Natural Gas	5,000 MMBtu/d	NYMEX Final Settlement Price (g)	$3.93 - $4.02/MMBtu
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	NYMEX Final Settlement Price (g)	$4.15 - $4.22/MMBtu
July 2013 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu
July 2013 — December 2013	Natural Gas	2,000 MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.52/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The inside FERC monthly published index price for Henry Hub.

(g)	NYMEX final settlement price for natural gas futures contracts (NG).

Commodity Collar Arrangements

Period	Commodity	Notional Volume	Reference Price	Collar Price Range
July 2013 — December 2013	Crude Oil	400 Bbls/d (a)	Asian-pricing of NYMEX crude oil futures (b)	80.00 - $96.50/Bbl

(a)	Reflects separate purchased put and sold call contracts, resulting in a collar arrangement.

(b)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
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

We estimate the following non-cash sensitivities related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$2
NGL prices	$0.01	Gallon	$6
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
Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships, however a significant amount of our NGL hedges in 2013 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of June 30, 2013:
Inventory

Period	Commodity	Notional Volume - Long Positions	Fair Value	Weighted Average Price
			(millions)
June 30, 2013	Natural Gas	5,109,649 MMBtu	$19	$3.64/MMBtu
Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value	Price Range
			(millions)
July 2013-October 2014	Natural Gas	(40,257,500) MMBtu	$7	$3.41-$4.28/MMBtu
July 2013-October 2014	Natural Gas	34,092,500 MMBtu	$(3)	$3.44-$4.19/MMBtu

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There were no material developments during the quarter with respect to the legal proceedings previously disclosed in “Commitments and Contingent Liabilities,” included in Note 16 in Item 8. "Financial Statements" included as Exhibit 99.3 to our Current Report on Form 8-K filed on June 14, 2013, and in Note 12 in Item 1 of this Quarterly Report on Form 10-Q.

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

Our common units may experience price volatility.

Our common unit price has experienced volatility in the past, and volatility in the price of our common units may occur in the future as a result of any of the risk factors contained in our 2012 Form 10-K and the risks described in our other public filings with the SEC. For instance, our common units may experience price volatility as a result of changes in investor sentiment with respect to our competitors, our business partners and our industry in general, which may be influenced by volatility in prices for NGLs, natural gas and crude oil. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies but affect the market price of their securities. These market fluctuations may also materially and adversely affect the market price of our common units.

Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.

We face cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable. Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

Item 6. Exhibits

Exhibit Number		Description
2.1	*
Purchase and Sale Agreement (LaSalle Plant) by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.2	*
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

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
First Amendment to Services Agreement by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three six months ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

 *    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 6, 2013.

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
Purchase and Sale Agreement (LaSalle Plant) by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.2	*
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

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
First Amendment to Services Agreement by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and six months ended June 30, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.