Form 10-K
period 2013-12-31
DCP Midstream Partners, LP
filed 2014-02-26
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934, or the Act. Yes☒No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2013, was approximately $3,156,209,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 28, 2013.
As of February 20, 2014, there were outstanding 89,045,139 common units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

i

GLOSSARY OF TERMS
The following is a list of certain industry terms used throughout this report:

Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Fractionation	the process by which natural gas liquids are separated into individual components
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
Throughput	the volume of product transported or passing through a pipeline or other facility

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including the following risks and uncertainties:

•
the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

•	general economic, market and business conditions;

•	our ability to hire as well as retain qualified personnel to execute our business strategy;

•	volatility in the price of our common units;

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

•
weather, weather related conditions and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

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

•	industry changes, including the impact of consolidations, alternative energy sources, technological advances and changes in competition;

•	the amount of collateral we may be required to post from time to time in our transactions; and

•	our ability to execute our asset integrity and safety programs to continue the safe and reliable operation of our assets.
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

iii

PART I

Item 1. Business
OUR PARTNERSHIP
DCP Midstream Partners, LP (along with its consolidated subsidiaries, “we,” “us,” “our,” or the “partnership”) is a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets. Supported by our relationship with DCP Midstream, LLC and its owners, Phillips 66 and Spectra Energy Corp and its affiliates, or Spectra Energy, we are dedicated to executing our growth strategy by acquiring and constructing additional assets.
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

NOTE: Map includes assets to be contributed by or acquired from DCP Midstream, LLC pursuant to the February 25, 2014 transaction documents described in Recent Events in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data".

OVERVIEW AND STRATEGIES
Our Business Strategies
Our primary business objectives are to have sustained company profitability, a strong balance sheet and profitable growth thereby increasing our cash distribution per unit over time. We intend to accomplish these objectives by executing the following business strategies:

Dropdown: maximize opportunities provided by our partnership with DCP Midstream, LLC. We plan to execute our growth in part through pursuing economically attractive dropdown opportunities from DCP Midstream, LLC. We believe there will continue to be significant opportunities as DCP Midstream, LLC continues to build its infrastructure. However, we cannot say with any certainty that these opportunities will be made available to us, or that we will choose to pursue any such opportunity.
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
Acquire: pursue strategic third party acquisitions. We pursue economically attractive and strategic third party acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation.
Our Competitive Strengths
We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of increasing our cash distribution per unit because of the following competitive strengths:
Affiliation with DCP Midstream, LLC and its owners. Our relationship with DCP Midstream, LLC and its owners, Phillips 66 and Spectra Energy, should continue to provide us with significant business opportunities. DCP Midstream, LLC is the largest processor of natural gas, the largest producer of NGLs and the third-largest NGL pipeline operator in the United States. This relationship also provides us with access to a significant pool of management talent. We believe our strong relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies. Additionally, we believe DCP Midstream, LLC, which operates most of our assets on our behalf, has established a reputation in the midstream business as a reliable and cost-effective supplier of services to our customers, and has a track record of safe, efficient and environmentally responsible operation of our facilities.
We believe we are an important growth vehicle and a key source of funding for DCP Midstream, LLC to pursue the organic construction, expansion and acquisition of midstream natural gas, NGL, wholesale propane and other complementary midstream energy businesses and assets. DCP Midstream, LLC has also provided us with growth opportunities through acquisitions directly from it and joint ventures with it. We believe we will have future opportunities to make additional acquisitions with or directly from DCP Midstream, LLC as well as form joint ventures with it; however, we cannot say with any certainty which, if any, of these opportunities may be made available to us, or if we will choose to pursue any such opportunity. In addition, through our relationship with DCP Midstream, LLC and its owners, we believe we have strong commercial relationships throughout the energy industry and access to DCP Midstream, LLC’s broad operational, commercial, technical, risk management and administrative infrastructure.
DCP Midstream, LLC has a significant interest in us through its approximately 1% general partner interest in us, its ownership of our incentive distribution rights and an approximately 22% limited partner interest in us.
Strategically located assets. Each of our business segments has assets that are strategically located in areas with the potential for increasing each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active natural gas producing areas including Colorado, the Gulf of Mexico, Louisiana, Michigan, Oklahoma, Texas, and Wyoming. These systems provide a variety of services to our customers including gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. The strategic location of our assets, coupled with their geographic diversity, presents us with continuing opportunities to provide competitive natural gas services to our customers and attract new natural gas production. Our NGL Logistics segment has strategically located NGL transportation pipelines in Colorado, Kansas, Louisiana, and Texas which are major NGL producing regions, NGL fractionation facilities in Colorado and the Gulf Coast and an NGL storage facility in Michigan. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to large fractionation facilities, a petrochemical plant, a third party underground NGL storage facility and other markets along the Gulf Coast. Our NGL storage facility in Michigan is strategically adjacent to the Sarnia, Canada refinery and petrochemical corridor. Our Wholesale Propane Logistics Segment has terminals in the mid-Atlantic, northeastern and upper midwestern states that are strategically located to receive and deliver propane to some of the largest demand areas for propane in the United States.

Stable cash flows. Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our commodity hedging program, generate relatively stable cash flows. While certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a significant portion of our currently anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2017 with fixed price commodity swaps.
Integrated package of midstream services. We provide an integrated package of services to natural gas producers, including gathering, compressing, treating, processing, transporting, storing and selling natural gas, as well as producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services that producers, marketers and others require to move natural gas and NGLs from wellhead to market on a cost-effective basis.
Comprehensive propane logistics systems. We have multiple propane supply sources and terminal locations to transport, store and sell propane in wholesale markets. We believe our diversity of supply sources and logistics capabilities along with our propane storage assets and services allow us to provide our customers with reliable supplies of propane during periods of tight supply. These capabilities also allow us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.
Experienced management team. Our senior management team and board of directors include some of the most senior officers of DCP Midstream, LLC and other energy companies who have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through dropdowns, organic growth and the acquisition, optimization and integration of midstream assets.
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

Natural Gas Production
Natural Gas Gathering and Processing
Gathering & Compression
Processing & Treatment
Logistics and Marketing
Utilities
Industrial
Residential
Residue Gas
Residue Gas & Raw NGL Mix Gas Transportation
LPG
L P G
Raw NGL Mix
Logistics and Marketing
Marketing
Raw NGL Mix Transportation
NGL Fractionation
NGL Storage and Distribution
Ethane
Propane
Butanes
Petanes+
Chemical Plants
Refineries
Propane Distributors

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
Natural Gas Compression
Gathering systems are generally operated at design pressures that will maximize the total throughput from all connected wells. Since wells produce at progressively lower field pressures as they deplete, it becomes increasingly difficult to deliver the remaining lower pressure production from the well against the prevailing gathering system pressures. Natural gas compression is a mechanical process in which a volume of wellhead gas is compressed to a desired higher pressure, allowing gas to flow into a higher pressure downstream pipeline to be brought to market. Field compression is typically used to lower the pressure of a gathering system or to provide sufficient pressure to deliver gas into a higher pressure downstream pipeline. If field compression is not installed, then the remaining natural gas in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise would not be produced.
Natural Gas Processing
The principal component of natural gas is methane, but most natural gas produced at the wellhead also contains varying amounts of NGLs including ethane, propane, normal butane, isobutane and natural gasoline. NGLs have economic value and are utilized as a feedstock in the petrochemical and oil refining industries or directly as heating, engine or industrial fuels. Long-haul natural gas pipelines have residue natural gas specifications as to the maximum NGL content of the gas to be shipped. In order to meet quality standards for long-haul pipeline transportation, natural gas collected at the wellhead through a gathering system may need to be processed to separate hydrocarbon liquids from the natural gas that may have higher values as NGLs. NGLs are typically recovered by cooling the natural gas until the NGLs become separated through condensation. Cryogenic recovery methods are processes where this is accomplished at temperatures lower than negative 150°F. These methods provide higher NGL recovery yields.
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
Natural Gas and NGL Transportation and Storage
After gas collected through a gathering system is processed to meet quality standards required for transportation and NGLs have been extracted from natural gas, the residue natural gas is shipped on long-haul pipelines or injected into storage facilities. The NGLs are typically transported via NGL pipelines or trucks to a fractionator for separation of the NGLs into their individual components. Natural gas and NGLs may be held in storage facilities to meet future seasonal and customer demands. Storage facilities can include marine, pipeline and rail terminals, and underground facilities consisting of salt caverns and aquifers used for storage of natural gas and various liquefied petroleum gas products including propane, mixed butane, and normal butane. Rail, truck and pipeline connections provide varying ways of transporting natural gas and NGLs to and from storage facilities.
Wholesale Propane Logistics Overview
General
Wholesale propane logistics covers the receipt of propane from processing plants, fractionation facilities and crude oil refineries, the transportation of that propane by pipeline, rail or ship to terminals and storage facilities, the storage of propane and the delivery of propane to distributors.
Production of Propane
Propane is extracted from the natural gas stream at processing plants, separated from NGLs at fractionation facilities or separated from crude oil during the refining process. Most of the propane that is consumed in the United States is produced at processing plants, fractionation facilities and refineries located in the United States or in foreign locations, particularly Canada, the North Sea, East Africa and the Middle East. There are a number of processing plants, fractionation facilities and corresponding propane production in the northeastern United States.
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
Transportation and Storage
Due to the nature of the regions’ propane production and relatively high demand, the mid-Atlantic and northeastern United States are importers of propane. These areas rely on pipeline, marine and rail sources for incoming supplies from both domestic and foreign locations. Independent terminal operators and wholesale distributors, own, lease or have access to propane storage facilities that receive supplies via pipeline, rail or ship. Generally, inventories in the propane storage facilities increase during the spring and summer months for delivery to customers during the fall and winter heating season when demand is typically at its peak.
Delivery
Often, upon receipt of propane at pipeline, rail and marine terminals, product is delivered to customer trucks or is stored in tanks located at the terminals or in off-site bulk storage facilities for future delivery to customers. Most terminals and storage facilities have a tanker truck loading facility commonly referred to as a “rack.” Typically independent retailers will rely on independent trucking companies to pick up propane at the propane wholesaler's rack and transport it to the retailer at its location.

OUR OPERATING SEGMENTS
Natural Gas Services Segment
NOTE: Map includes assets to be contributed by or acquired from DCP Midstream, LLC pursuant to the February 25, 2014 transaction documents described in Recent Events in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data".
General
Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. These assets are positioned in certain areas with active drilling programs and opportunities for organic growth. Our Natural Gas Services segment operates in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our 80% interest in the Eagle Ford system (of which an additional 46.67% was acquired in March 2013), our 100% owned Eagle plant, our East Texas system, our Southeast Texas system, our Michigan system, our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our 75% operating interest in the Piceance system, our 40% limited liability company interest in the Discovery system located off and onshore in Southern Louisiana and our O'Connor plant (acquired in August 2013). This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

During 2013, the volume throughput on our assets was in excess of 2.2 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2013, the combined NGL production from our processing facilities was in excess of 118,000 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.
Our natural gas gathering systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.
Gathering and Transmission Systems, Plants, Fractionators and Storage Facilities
The following is operating data for our systems:

2013 Operating Data
System	Approximate Gas Gathering and Transmission Systems (Miles)	Plants	Fractionators	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf)	Natural Gas Throughput (MMcf/d) (a)	NGL Production (Bbls/d) (a)
Eagle Ford	6,000	5(b)	3	610	—	582	41,611
Eagle plant	—	1(b)	—	200	—	125	12,065
Southeast Texas	675	3(b)	—	400	14	200	11,524
East Texas	900	3(b)(e)	1	860	—	660	33,962
Michigan	440	3(c)(f)	—	420	—	281	—
Piceance	40	1(c)	—	150	—	47	1,529
N. Louisiana	1,455	2(b)	—	160	1(d)	166	3,960
Discovery (d)	300	1(b)	1	240	—	132	5,690
Southern Oklahoma	225	—	—	—	—	17	1,953
Wyoming	1,400	—	—	—	—	40	3,796
O'Connor plant	—	1(b)	—	110	—	20	2,488
Total	11,435	20	5	3,150	15	2,270	118,578
_______________

(a)
Represents total capacity or total volumes allocated to our proportionate ownership share for 2013 divided by 365 days. In 2013, we had an 80% interest in our Eagle Ford system, a 75% interest in our Piceance system and a 40% limited liability company interest in Discovery.

(b)	Represents NGL extraction plants.

(c)	Represents treating plants.

(d)	Represents an asset operated by a third party.

(e)	Our East Texas system is comprised of one gas processing complex containing four plants, as well as the Crossroads and George Gray processing plants.

(f)	Excludes our idled East Caledonia plant.
In November 2012 and March 2013, we acquired a 33.33% and 46.67% interest, respectively, in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC. The Eagle Ford system is a fully integrated midstream business which includes 6,000 miles of gathering systems, production from 900,000 acres supported by acreage dedications or throughput commitments under long-term predominantly percent-of-proceeds agreements, five cryogenic natural gas processing plants totaling 760 MMcf/d of processing capacity, and three fractionation locations with total capacity of 36 MBbls/d. In February 2014, we entered into an agreement with DCP Midstream, LLC for the contribution of the remaining 20% interest in DCP SC Texas GP. This transaction is expected to close in March 2014, subject to customary closing conditions.
The Eagle Ford system recently completed an additional cryogenic plant with 200 MMcf/d of processing capacity in Goliad County, Texas. The Goliad plant was placed into service in February 2014 and further expands the Eagle Ford system.
Our 100% owned Eagle natural gas processing plant, in Jackson County in the Eagle Ford area, commenced operations in the first quarter of 2013.

Our Southeast Texas system is a fully integrated midstream business which includes natural gas pipelines, three natural gas processing plants in Liberty and Jefferson Counties, of which two are temporarily idled, and natural gas storage assets in Beaumont.
Our East Texas system includes one gas processing complex containing four natural gas processing plants, as well as the George Gray and the Crossroads processing plants. Our East Texas system gathers, transports, compresses, treats and processes natural gas and NGLs. Our East Texas facility may also fractionate NGLs, which can be marketed at nearby petrochemical facilities. Our East Texas system, located near Carthage, Texas, includes a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems.
Our Michigan system consists of three natural gas treating plants, a gas gathering system and various residue pipeline interests.
Our Piceance system is comprised of a 75% operating interest in Collbran Valley Gas Gathering, LLC, or Collbran, and consists of assets in the southern Piceance Basin that gather natural gas at high pressure from over 20,000 dedicated and producing acres in western Colorado. The remaining 25% interest in the joint venture is held by Occidental Petroleum Corporation who is the primary producer on the system.
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
We have a 40% limited liability company interest in Discovery Producer Services LLC, or Discovery, with the remaining 60% owned by Williams Partners L.P. The Discovery system is operated by Williams Partners L.P. and offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. We, along with Williams Partners L.P., are expanding the Discovery natural gas gathering pipeline system in the deepwater Gulf of Mexico. Discovery is constructing the Keathley Canyon Connector, a 20-inch diameter, 215-mile subsea natural gas gathering pipeline for production from the Keathley Canyon, Walker Ridge and Green Canyon areas in the central deepwater Gulf of Mexico. The Keathley Canyon Connector is expected to be completed in the fourth quarter of 2014.
Our Southern Oklahoma system is located in the Golden Trend area of McClain, Garvin and Grady counties in southern Oklahoma. The system is adjacent to assets owned by DCP Midstream, LLC. Natural gas gathered by the system is delivered to DCP Midstream, LLC processing plants.
Our Wyoming system consists of natural gas gathering pipelines that cover more than 4,000 square miles in the Powder River Basin in Wyoming. The system gathers primarily rich casing-head gas from oil wells at low pressure and delivers the gas to a third party for processing under a fee-based agreement.
In August 2013, we acquired DCP LaSalle Plant LLC which owns the O'Connor plant, a gas processing plant in the DJ Basin in Weld County, Colorado. The O'Connor plant commenced operations in the fourth quarter of 2013 and its expansion to 160 MMcf/d is mechanically complete as of February 2014. Prior to the start of commercial operations, the O'Connor plant was known as the LaSalle plant.
Natural Gas and NGL Markets
The Eagle Ford system has natural gas residue outlets including interstate and intrastate pipelines. The system delivers NGLs to the Gulf Coast petrochemical markets and to Mont Belvieu through the Sand Hills pipeline, owned approximately one-third each by DCP Midstream, LLC, Phillips 66 and Spectra Energy Partners, LP, and other third party NGL pipelines. Our 100% owned Eagle plant has delivery options into the Trunkline and Transco gas pipeline systems. In February 2014, we entered into an agreement with DCP Midstream, LLC for the contribution of its one-third interest in the Sand Hills pipeline. This transaction is expected to close in March 2014, subject to customary closing conditions.
The Southeast Texas system has numerous local natural gas market outlets and delivers residue gas into various interstate and intrastate pipelines. The Southeast Texas system also makes NGL market deliveries directly to Exxon Mobil.
The East Texas system delivers gas primarily through its Carthage Hub which delivers residue gas to multiple interstate and intrastate pipelines. Certain of the lighter NGLs, consisting of ethane and propane, are fractionated at the East Texas facility and sold to regional petrochemical purchasers. The remaining NGLs, including butanes and natural gasoline, are purchased by DCP Midstream, LLC and shipped to Mont Belvieu for fractionation and sale.
The Michigan system delivers Antrim Shale gas to our four treating plants and the gas is then transported to a third party power plant with connections to several intrastate pipelines.
The Piceance system gathers, compresses and delivers unprocessed gas to a third party natural gas processing plant.
The Northern Louisiana system has numerous market outlets for the natural gas that we gather on the system. In addition, our natural gas pipelines in northern Louisiana have access to gas that flows through numerous pipelines, are connected to major industrial end-users and makes deliveries to various power plants. The NGLs extracted from the natural gas at the Minden processing plant are delivered to our Black Lake NGL pipeline, in our NGL Logistics segment, through our Minden NGL pipeline. The Black Lake NGL pipeline delivers NGLs to Mont Belvieu and other NGL markets.
The Discovery assets have access to downstream pipelines and markets. The NGLs are fractionated, then delivered downstream to third-party purchasers consisting of a mix of local petrochemical facilities and wholesale distribution companies as well as pipelines that transport product to the storage and distribution center near Napoleonville, Louisiana or other similar product hubs.
The Southern Oklahoma system has access to a mix of mid-continent pipelines and markets through DCP Midstream, LLC owned processing plants.
The Wyoming system delivers unprocessed gas to a third party natural gas processing plant. Residue gas and NGLs are delivered to third party and affiliate pipelines.
The O'Connor plant delivers to the Conway hub in Bushton, Kansas via our Wattenberg pipeline and to the Mont Belvieu hub in Mont Belvieu, Texas via our Front Range and Texas Express pipelines in our NGL Logistics segment.
Customers and Contracts
The suppliers of natural gas to our Natural Gas Services segment are a broad cross-section of the natural gas producing community. We actively seek new producing customers of natural gas on all of our systems to increase throughput volume and to offset natural declines in the production from connected wells. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, by connecting new wells drilled on dedicated acreage and by obtaining natural gas that has been directly received or released from other gathering systems.
Our contracts with our producing customers in our Natural Gas Services segment are a mix of commodity sensitive percent-of-proceeds and percent-of-liquids contracts and non-commodity sensitive fee-based contracts. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate and our gross margin generated from percent-of-liquids contracts is directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at our Southern Oklahoma and Eagle Ford systems are processed under percent-of-proceeds contracts. The producer contracts at our East Texas and Southeast Texas systems are primarily percent-of-liquids. The majority of the contracts for our Piceance and Michigan systems, as well as our O'Connor plant, are fee-based. Our Wyoming system has a combination of percent-of-proceeds and fee-based contracts. Discovery has percent-of-liquids, fee-based and keep-whole contracts. Our Northern Louisiana system has a combination of percent-of-proceeds, keep-whole and fee-based contracts.
Our Southeast Texas gas storage facility is primarily managed by us for our own account.
Discovery’s 100% owned subsidiary, Discovery Gas Transmission, owns the mainline and the Federal Energy Regulatory Commission, or FERC, regulated laterals, which generate revenues through a tariff on file with FERC for several types of service: traditional firm transportation service with reservation fees; firm transportation service on a commodity basis with reserve dedication; and interruptible transportation service. In addition, for any of these general services, Discovery Gas Transmission has the authority to negotiate a specific rate arrangement with an individual shipper and has several of these arrangements currently in effect.
In conjunction with our acquisition and construction of the O'Connor plant, we entered into a 15-year fee-based processing agreement with DCP Midstream, LLC which provides us with a fixed demand charge of 75% of the plant's capacity and a throughput fee on all volumes processed.

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
NGL Logistics Segment
NOTE: Map includes assets to be contributed by or acquired from DCP Midstream, LLC pursuant to the February 25, 2014 transaction documents described in Recent Events in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 22 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data".
General
We operate our NGL Logistics business in the states of Colorado, Kansas, Louisiana, Michigan, and Texas.

Our NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, a petrochemical plant and a third party underground NGL storage facility. Our pipelines provide transportation services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods, and will likely experience periods in the future, when higher relative natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.
Our NGL fractionation facilities in the Denver-Julesburg Basin, or DJ Basin, in Colorado, and our partially owned facilities in Mont Belvieu, Texas, separate NGLs received from processing plants into their individual components. The fractionation facilities provide services on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of NGLs fractionated and the level of fees charged to customers.
Our NGL storage facility is located in Marysville, Michigan with strategic access to Canadian NGLs. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the midwestern and northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product injected, stored and withdrawn, and the level of fees charged to customers.
NGL Pipelines
The following is operating data for our NGL pipelines:

2013 Operating Data
System	Approximate System Length (Miles)	Approximate Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)
Wattenberg	480	22	20,570
Seabreeze	56	41	24,685
Wilbreeze	39	11	24,192
Black Lake	317	40	17,096
Texas Express	583	28	592
Other	25	10	2,226
Total	1,500	152	89,361
_______________

(a)	Represents total capacity and throughput allocated to our proportionate ownership share for 2013 divided by 365 days.
The Wattenberg interstate NGL pipeline originates in the DJ Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently connected to DCP Midstream, LLC plants and our O'Connor plant in the DJ Basin.
The Seabreeze intrastate NGL pipeline is located in Matagorda, Jackson and Calhoun Counties, Texas. The Seabreeze pipeline receives NGLs from the Wilbreeze NGL pipeline and a third party plant and pipeline. The Seabreeze pipeline delivers the NGLs it receives from these sources to a third party fractionator, its associated storage facility, and a third party pipeline.
The Wilbreeze intrastate NGL pipeline is located in Lavaca and Jackson Counties, Texas. The Wilbreeze pipeline receives NGLs from the Eagle Ford system, the Sand Hills pipeline, as well as a third party plant, and delivers the NGLs it receives from these sources to the Seabreeze pipeline and Enterprise’s Eagle pipeline.
The Black Lake interstate NGL pipeline originates in northwestern Louisiana and terminates in Mont Belvieu, Texas. Black Lake receives NGLs from gas processing plants in northwestern Louisiana and southeastern Texas, including our Northern Louisiana system and multiple third party plants, the Sand Hills pipeline and a third party storage facility. Black Lake delivers the NGLs it receives from these sources to fractionation plants in Mont Belvieu, Texas including our partially owned Enterprise and Mont Belvieu 1 fractionators.
The Texas Express intrastate NGL pipeline, of which we own 10%, originates near Skellytown in Carson County, Texas, and extends to Enterprise’s natural gas liquids fractionation and storage complex at Mont Belvieu, Texas. The 20-inch diameter pipeline also provides access to other third party facilities in the area. The Texas Express Pipeline, was completed and commenced operations in the fourth quarter of 2013. Enterprise is the operator of the pipeline.

The Front Range interstate NGL pipeline, of which we own 33.33%, is a new raw NGL mix pipeline that originates in the DJ Basin and extends approximately 435 miles to Skellytown, Texas. The Front Range pipeline connects to the O'Connor plant as well as third party and DCP Midstream, LLC plants in the DJ Basin. Enterprise is the operator of the pipeline, which was placed into service in February 2014.
NGL Fractionation Facilities
Our DJ Basin NGL fractionators in Colorado are located on DCP Midstream, LLC’s processing plant sites and are operated by DCP Midstream, LLC, which delivers NGLs to the fractionators under a long-term fractionation agreement.
Our NGL fractionation facilities in Mont Belvieu, Texas consist of a 12.5% interest in the Enterprise fractionator operated by Enterprise Products Partners L.P., and a 20% interest in the Mont Belvieu 1 fractionator operated by ONEOK Partners.
NGL Storage Facility
Our NGL storage facility is located in Marysville, Michigan and includes nine underground salt caverns with approximately 7 MMBbls of storage capacity and rail, truck and pipeline connections providing an important supply point for refiners, petrochemical plants and wholesale propane distributors in the Sarnia, midwestern and northeastern markets. The Marysville NGL storage project, once completed, will increase our number of underground salt caverns to ten.
Customers and Contracts
Our contracts with our customers in our NGL Logistics segment are primarily non-commodity sensitive fee-based contracts.
The Wattenberg pipeline is an open access pipeline with access to numerous gas processing facilities in the DJ Basin. The Wattenberg pipeline is supported by a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenue under our tariff.
The Wilbreeze pipeline is supported by an NGL product dedication agreement with DCP Midstream, LLC.
DCP Midstream, LLC is the sole shipper on the Seabreeze pipeline under a long-term transportation agreement. The Seabreeze pipeline collects fee-based transportation revenue under this agreement.
DCP Midstream, LLC has historically been the largest active shipper on the Black Lake pipeline, accounting for approximately 31% of total throughput in 2013. The Black Lake pipeline generates revenue primarily through a FERC-regulated tariff.
The Texas Express pipeline has long-term, fee-based, ship-or-pay transportation agreements in place with affiliates of DCP Midstream, LLC and others.
The Front Range pipeline has long-term, fee-based, ship-or-pay transportation agreements in place with affiliates of DCP Midstream, LLC and others.
DCP Midstream, LLC supplies certain committed NGLs to our DJ Basin NGL fractionators under fee-based agreements that are effective through March 2018.
Our Marysville NGL storage facility serves retail and wholesale propane customers, as well as refining and petrochemical customers, under one to three-year term storage agreements. Our revenues for this facility are primarily fee-based.
Competition
The NGL logistics business is highly competitive in our markets and includes interstate and intrastate pipelines, integrated oil and gas companies that produce, fractionate, transport, store and sell NGLs, and underground storage facilities. Competition is often the greatest in geographic areas experiencing robust drilling by producers and strong petrochemical demand and during periods of high NGL prices relative to natural gas. Competition is also increased in those geographic areas where our contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.

Wholesale Propane Logistics Segment

N
W
E
S
VERMONT
MAINE
Berlin
Bangor
Auburn
Albany
MASS.
NEW YORK
Westfield
RHODE
ISLAND
Midland
OHIO
PENNSYLVANIA
Providence
York
Chesapeake
VIRGINA

MAP KEY

Asset Types

Wholesale Propane Terminal

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
Our Terminals
Our operations include one owned and one leased propane marine terminal, one propane pipeline terminal and six owned propane rail terminals, with a combined capacity of approximately 975 MBbls, and access to several open access pipeline terminals. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. Our leased marine terminal is on a lease agreement through April 2014. Each of our rail terminals consist of two to three propane tanks that provide additional capacity for storage, and two high volume racks for loading propane into trucks. Each truck can be fully loaded within 15 minutes, providing for an aggregate truck-loading capacity of approximately 400 trucks per day. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases.

Propane Supply
Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements with index-based pricing. The remaining supply is purchased on month-to-month terms to match our anticipated sale requirements. Our primary suppliers of propane include a subsidiary of DCP Midstream, LLC, MarkWest, BP Canada and Petredec Limited. We may also obtain supply from our NGL storage facility in Marysville, Michigan.
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
We had two third-party customers in our Wholesale Propane Logistics segment that accounted for greater than 10% of our segment revenues for the year ended December 31, 2013.
Competition
The wholesale propane business is highly competitive in the mid-Atlantic, upper midwestern and northeastern regions of the United States. Our wholesale propane business’ competitors include integrated oil and gas and energy companies, interstate and intrastate pipelines, as well as marketers and other wholesalers.
Other Segment Information
For additional information on our segments, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
We have no revenue attributable to international activities.
REGULATORY AND ENVIRONMENTAL MATTERS
Safety and Maintenance Regulation
We are subject to regulation by the United States Department of Transportation, or DOT, under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, or HLPSA, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA covers petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.
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
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, (the Pipeline Safety and Job Creations Act) reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.
The Pipeline Safety and Job Creation Act requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules.  The legislation gives PHMSA civil penalty authority up to $200,000 per day, with a maximum of $2 million for any related series of violations.  Any material penalties or fines under these or other statues, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows.
We currently estimate we will incur between $4 million and $6 million between 2014 and 2018 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. These regulations apply to any process which involves a chemical at or above specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt from these standards. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to worker health and safety.
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
The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing affiliates of certain pipeline companies engaged in interstate commerce. In response to this issue, Congress, in the Energy Policy Act of 2005, or EPACT 2005, and FERC have implemented requirements to ensure that energy prices are not impacted by the exercise of market power or manipulative conduct. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. In addition, EPACT 2005 gave FERC increased penalty authority for these violations. FERC may now issue civil penalties of up to $1 million per day per violation, and possible criminal penalties of up to $1 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC adopted the

Market Manipulation Rules and the Market Behavior Rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. In the past two years, FERC has relied on its EPACT 2005 enforcement authority in issuing a number of natural gas enforcement actions giving rise to the imposition of aggregate penalties of approximately $2 million and aggregate disgorgements of approximately $13 million. These orders reflect FERC’s view that it has broad latitude in determining whether specific behavior violates the rules. Given FERC’s broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC will investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.
Intrastate Natural Gas Pipeline Regulation
Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. However, to the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates, terms and conditions of such transportation service are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act, or NGPA. Under Section 311, intrastate pipelines providing interstate service may avoid jurisdiction that would otherwise apply under the NGA. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. The rate review may, but does not necessarily, involve an administrative-type hearing before FERC staff panel and an administrative appellate review. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the assertion of federal NGA jurisdiction by FERC and/or the imposition of administrative, civil and criminal penalties. Among other matters, EPACT 2005 amends the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1 million per day per violation and possible criminal penalties of up to $1 million per violation and five years in prison for violations occurring after August 8, 2005. The Pelico, Cipco and EasTrans (part of our East Texas system) systems are subject to FERC jurisdiction under Section 311 of the NGPA.
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
Sales of Natural Gas
The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our physical purchases and sales of these energy commodities, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission, or CFTC. Should we violate the anti-market manipulation laws and regulations, we could be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.
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
Interstate NGL Pipeline Regulation
The Black Lake, Wattenberg and Front Range pipelines are interstate NGL pipelines subject to FERC regulation. FERC regulates interstate NGL pipelines under its Oil Pipeline Regulations, the Interstate Commerce Act of 1887, as amended, or ICA, and the Elkins Act of 1903, as amended. FERC requires that interstate NGL pipelines file tariffs containing all the rates, charges and other terms for services performed. The ICA requires that tariffs apply to the interstate movement of NGLs, as is the case with the Black Lake, Wattenberg and Front Range pipelines. Pursuant to the ICA, rates can be challenged at FERC either by protest when they are initially filed or increased or by complaint at any time they remain on file with FERC.
In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Specifically, the indexing methodology allows a pipeline to increase its rates annually by a percentage equal to the change in the producer price index for finished goods, PPI-FG, plus 2.65% to the new ceiling level. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. If the PPI-FG falls and the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” by EPACT (see below) below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. FERC’s indexing methodology is subject to review every five years; the current methodology remains in place through June 30, 2016.
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

Environmental Matters
General
Our operation of pipelines, plants and other facilities for gathering, compressing, processing, transporting, fractionating or storing natural gas, NGLs and other products is subject to stringent and complex federal, state and local laws and regulations governing the emission or discharge of materials into the environment or otherwise relating to the protection of the environment.
As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of permits to conduct regulated activities;

•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or possibly personal injury allegedly caused by the release of substances or other waste products into the environment.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations, participate as applicable in the public process to ensure such new requirements are well founded and reasonable or to revise them if they are not, and to manage the costs of such compliance. For instance, we or the entities in which we own an interest inspect the pipelines regularly using equipment rented from third party suppliers. Third parties also assist us in interpreting the results of the inspections. We also actively participate in industry groups that help formulate recommendations for addressing existing or future regulations.
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. Below is a discussion of the more significant environmental laws and regulations that relate to our business.
Impact of Climate Change and Air Quality Standards
A number of states have adopted programs to reduce “greenhouse gases,” or GHG and depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) that we process. Also, the U.S. Environmental Protection Agency, or EPA, has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. According to the EPA, this final action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. These requirements for stationary sources took effect on January 2, 2011. On June 26, 2012, the DC Circuit upheld the EPA’s GHG rules in their entirety. The EPA has also published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. The permitting and reporting program taken as a whole increases the costs and complexity of operating oil and gas operations in compliance with these legal requirements, with resulting potential to adversely affect our cost of doing business, demand for the oil and gas we transport and may require us to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.

Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict, joint and several liability for the investigation and remediation of areas at a facility where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
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

Anti-Terrorism Measures
The federal Department of Homeland Security regulates the security of chemical and industrial facilities pursuant to regulations known as the Chemical Facility Anti-Terrorism Standards. These regulations apply to oil and gas facilities, among others, that are deemed to present “high levels of security risk.”  Pursuant to these regulations, certain of our facilities are required to comply with certain regulatory provisions, including requirements regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.
Employees
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is 100% owned by DCP Midstream, LLC. As of December 31, 2013, the General Partner or its affiliates employed 7 people directly and approximately 614 people who provided direct support for our operations through DCP Midstream, LLC. Our executive management personnel are employees of DCP Midstream, LLC. In 2014, our chief executive officer and group vice president and chief financial officer are expected to devote approximately 25% of their time to our matters. Other executive management, including our president and vice president, general counsel are expected to devote substantially all of their time to our matters. See additional discussion in Item 10. Directors, Executive Officers and Corporate Governance.
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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost and form of payment for acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets at reasonable rates;

•	restrictions contained in our debt agreements;

•	the timing of our producers' obligations to make volume deficiency payments to us;

•	the amount of cash distributions we receive from our equity interests;

•	the amount of cost reimbursements to our general partner;

•	the amount of cash reserves established by our general partner; and

•	new, additions to and changes in laws and regulations.

We have partial ownership interests in certain joint venture legal entities, including Discovery, the Mont Belvieu fractionators, Texas Express, CrossPoint and Front Range which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

Our inability, or limited ability, to control the operations and management of joint venture legal entities that we have a partial ownership interest in may mean that we will not receive the amount of cash we expect to be distributed to us. In addition, for entities in which we have a minority ownership interest, we will be unable to control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund. Specifically,

•
we have limited ability to control decisions with respect to the operations of these entities and their subsidiaries, including decisions with respect to incurrence of expenses and distributions to us;

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

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and the general condition of the credit and financial markets. Natural gas prices have declined substantially compared to historical periods. For example, the twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $4.19, $3.54, and $3.24 as of December 31, 2013, 2012 and 2011, respectively. The twelve-month average price per gallon for NGLs was $0.84, $1.08 and $1.39 as of December 31, 2013, 2012 and 2011, respectively, and the price of crude oil per barrel was $98.04, $94.16 and $95.12 as of December 31, 2013, 2012 and 2011, respectively. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while natural gas liquids prices have softened in relation to crude prices. Natural gas prices have recovered slightly, while natural gas liquids prices are currently below levels seen in recent years due to increasing supplies and higher inventory levels. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where low commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible.

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

Our primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of the proceeds from the sale of residue gas and/or NGLs resulting from our processing activities, and then sell the resulting residue gas and NGLs at market prices. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuate. We have mitigated a significant portion of our share of anticipated natural gas, NGL and condensate commodity price risk associated with the equity volumes from our gathering and processing operations through 2017 with derivative instruments.

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

We have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes from our gathering and processing operations through 2017 by entering into fixed price derivative financial instruments. The intent of these arrangements is to reduce the volatility in our cash flows resulting from fluctuations in commodity prices.

We have mitigated a portion of our interest rate risk with interest rate swaps and forward-starting interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our existing debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. The interest rate swap agreements convert the interest rate associated with our variable-rate debt to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations. The forward-starting interest rate swap agreements lock in the interest rate associated with our anticipated future fixed-rate debt, thereby reducing the exposure to market rate fluctuations prior to issuance.

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
The natural gas we gather, compress, treat, process, transport, sell and store is delivered into pipelines for further delivery to end-users. If these pipelines are capacity constrained and cannot, or will not, accept delivery of the gas due to downstream constraints on the pipeline or changes in interstate pipeline gas quality specifications, we may be forced to limit or stop the flow of gas through our pipelines and processing and treating facilities. In addition, interruption of pipeline service upstream of our processing facilities would limit or stop flow through our processing and fractionation facilities. Likewise, if the pipelines into which we deliver NGLs are interrupted, we may be limited in, or prevented from conducting, our NGL transportation operations. Any number of factors beyond our control could cause such interruptions or constraints on pipeline service, including necessary and scheduled maintenance, or unexpected damage to the pipelines. Because our revenues and net operating margins depend upon (i) the volumes of natural gas we process, gather and transmit, (ii) the throughput of NGLs through our transportation, fractionation and storage facilities and (iii) the volume of natural gas we gather and transport, any reduction of volumes could adversely affect our operations and cash flows available for distribution to our unitholders.

We depend on certain natural gas producer customers for a significant portion of our supply of natural gas and NGLs.

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. We had one natural gas supplier representing 10% or more of our total natural gas supply during the year ended December 31, 2013. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third- party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

If we are not able to purchase propane from our principal suppliers, or we are unable to secure transportation under our transportation arrangements, our results of operations in our wholesale propane logistics business would be adversely affected.

Most of our propane purchases are made under supply contracts that have a term of between annual and multi-year agreements and provide various index-based pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, one of which is an affiliated entity, represented approximately 85% of our propane supplied during the year ended December 31, 2013. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals, our ability to satisfy customer demand, our revenue and results of operations would be adversely affected.

The adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

We hedge a portion of our commodity risk and our interest rate risk. The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Act, was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, or CFTC, and the SEC to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Act, the CFTC adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. The CFTC filed a notice of appeal with respect to this ruling but on October 29, 2013, voted to voluntarily dismiss the appeal. On November 5, 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. Comments on these new rules were due in early January 2014, and as these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the rules adopted by the CFTC, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

Our ability to manage and grow our business effectively could be adversely affected if we fail to attract and retain key management personnel and skilled employees.

We rely on our executive management team to manage our day-to-day affairs and establish and execute our strategic business and operational plans.  Our executive management team has significant experience in the midstream energy industry.  The loss of any of our executives or failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. In addition, our operations require engineers, operational and field technicians and other highly skilled employees. Competition for experienced executives and skilled employees is intense and increases when the demand from other energy companies for such personnel is high. Our ability to execute on our business strategy and to grow or continue our level of service to our current customers may be impaired and our business may be adversely impacted if we are unable to attract, train and retain such personnel, which may have an adverse effect on our results of operations and ability to make cash distributions.

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

We depend upon third party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within our control and may become unavailable to transport, process or produce natural gas and NGLs.

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

Our assets and operations can be affected by weather, weather related conditions and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightning, cold weather and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we have been unable to obtain insurance on some of our assets on commercially reasonable terms, if at all. If we incur a significant disruption in our operations or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

In addition, the rates, terms and conditions of some of the transportation services we provide on our Cipco pipeline system, EasTrans Pipeline system, and Pelico pipeline system are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Cipco and Pelico systems are currently charging rates for its Section 311 transportation services that were deemed fair and equitable under a rate settlement approved by FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Black Lake, Wattenberg, and Front Range pipelines are interstate transporters of NGLs and are subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005, FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation and five years in prison.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation and five years in prison.

Recent spills and their aftermath could lead to additional governmental regulation of the offshore exploration and production industry, which may result in substantial cost increases or delays in our offshore natural gas gathering activities.

In April 2010, a deepwater exploration well located in the Gulf of Mexico, owned and operated by companies unrelated to us, sustained a blowout and subsequent explosion leading to the leaking of hydrocarbons. In response to this event, certain federal agencies and governmental officials ordered additional inspections of deepwater operations in the Gulf of Mexico. On May 28, 2010, a six-month federal moratorium was implemented on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling moratorium. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath has led to additional governmental regulation of the offshore exploration and production industry and delays in the issuance of drilling permits, which may result in volume impacts, cost increases or delays in our offshore natural gas gathering activities, which could materially impact Discovery’s operations, its Keathley Canyon construction, and our business, financial condition and results of operations. We cannot predict with any certainty what form any additional regulation or limitations will take.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules further establish new requirements for detection and repair of leaks exceeding 500 parts per million in concentration at natural gas processing plants. In January 2013, the EPA stated that it intends to reconsider portions of the rule, and on September 23, 2013, the EPA issued limited revisions to the rule regarding standards for storage tanks subject to the NSPS. The EPA has stated that it continues to review other issues raised in petitions for reconsideration; the rule is also the subject of petitions for review before the U.S. Circuit Court of Appeals for the District of Columbia. These regulations could require modifications to the operations of our natural gas exploration and production customers as well as our operations including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions; (2) the federal RCRA and comparable state laws that impose requirements for the management, storage and disposal of hazardous and solid waste from our facilities; (3) the Comprehensive Environmental Response Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; and (4) the Clean Water Act and the Oil Pollution Act, and comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to waters of the United States. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas, NGLs and other petroleum products, air emissions related to our operations, and historical industry operations and waste management and disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and governmental claims for natural resource damages or fines or penalties for related violations of environmental laws or regulations. In addition, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance or from indemnification from DCP Midstream, LLC.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations are considering legislation related to greenhouse gas emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. The United States Congress may consider a legislation that would compel greenhouse gas emission reductions. Some of these proposals may include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the US House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, the President announced a climate action plan that targets methane emissions from the oil and gas sector as part of a comprehensive interagency methane reduction strategy. Any requirements for methane reductions could be in addition to the recent EPA rules governing permitting of new or modified large sources of greenhouse gases. The EPA also has issued rules requiring reporting of greenhouse gas, on an annual basis, for certain onshore natural gas and oil production facilities beginning 2012. To the extent legislation is enacted or additional rules are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers' natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the U.S. EPA under the Safe Drinking Water Act, or SDWA, fracturing is excluded from regulation unless the injection fluid is diesel fuel. Congress recently considered legislation that would repeal the exclusion, allowing EPA to more generally regulate fracturing, and requiring disclosure of chemicals used in the fracturing process. If enacted, such legislation could require fracturing to meet permitting and financial responsibility requirements, as well as siting and technical specifications relating to well construction, plugging and abandonment. EPA is also considering various regulatory programs directed at hydraulic fracturing. For example, the EPA intends to propose regulations in 2014 under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the U.S. EPA is currently studying the potential adverse impact that each stage of hydraulic fracturing may have on the environment. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely.

In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production. On May 4, 2012, the federal Bureau of Land Management, or BLM, announced draft rules that, if adopted, would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands; a revised rule was released for public comment on May 25, 2013. The adoption and implementation of rules relating to hydraulic fracturing could result in increased expenditures for our natural gas exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

We may incur significant costs and liabilities resulting from implementing and administering pipeline and asset integrity programs and related repairs.

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

Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the Pipeline Safety and Job Creations Act, reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA, address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.

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

We currently estimate that we will incur between $4 million and $6 million between 2014 and 2018 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

Any new or expanded pipeline integrity requirements or the adoption of other asset integrity requirements could also increase our cost of operation and impair our ability to provide service during the period in which assessments and repairs take place, adversely affecting our business. Further, execution of and compliance with such integrity programs may cause us to incur greater than expected capital and operating expenditures for repairs and upgrades that are necessary to ensure the continued safe and reliable operation of our assets.

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

Upon contract lease renewal, we may be subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. Certain of our leases contain renewal provisions that allow for our continued use and access of the subject land and, although we review and renew our leases as a routine business matter, there may be instances where we may not be able to renew our contract leases on commercially reasonable terms or may have to commence eminent domain proceedings to establish our right to continue and use the land. We obtain the rights to construct and operate our pipelines, surface sites and rail terminals on land owned by third parties and governmental agencies for a specific period of time.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance.

Our operations, and the operations of third parties, are subject to many hazards inherent in the gathering, compressing, treating, processing, storing, transporting and fractionating, as applicable, of natural gas, propane and NGLs, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We are not fully insured against all risks inherent to our business, including offshore wind. Although we insure most of our underground pipeline systems against property damage, certain of our gathering pipelines are not covered. We are not insured against all environmental accidents that might occur, which may include toxic tort claims, other than those considered to be sudden and accidental. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage, or may become prohibitively expensive, and we may elect not to carry such a policy.

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

From time to time, public equity markets experience significant declines, and global credit markets experience a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under our Credit Agreement to borrow additional capital, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.

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

Our 3.25% Senior Notes due 2015, 2.50% Senior Notes due 2017, 4.95% Senior Notes due 2022 and 3.875% Senior Notes due 2023, or our notes, are senior unsecured obligations of our indirect 100% owned subsidiary, DCP Operating, and rank equally in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2013, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indenture governing the notes from incurring indebtedness in the future.

In addition, because our notes and our guarantee of our notes are unsecured, holders of any secured indebtedness of us would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of our notes. Currently, we do not have any secured indebtedness. Although the indenture governing our notes places some limitations on our ability to create liens securing debt, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If we incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on our notes. Consequently, any such secured indebtedness would effectively be senior to our notes and our guarantee of our notes, to the extent of the value of the collateral securing the secured indebtedness. In that event, our noteholders may not be able to recover all the principal or interest due under our notes.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

As of December 31, 2013, our consolidated indebtedness was $1,935 million, which excludes $10 million in amortized discount. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

Debt service obligations and restrictive covenants in our Credit Agreement, and the indenture and commercial paper dealer agreements governing our notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs as well as our ability to make cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

If we incur any additional indebtedness, including trade payables, that ranks equally with our notes, the holders of that debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us or DCP Operating. This may have the effect of reducing the amount of proceeds paid to our noteholders. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Risks Inherent in an Investment in Our Common Units

Conflicts of interest may exist between our individual unitholders and DCP Midstream, LLC, our general partner, which has sole responsibility for conducting our business and managing our operations.

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

•
DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, are not limited in their ability to compete with us. Please read “DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us” below;

•
once certain requirements are met, our general partner may make a determination to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the special committee of our general partner or our unitholders;

•
some officers of DCP Midstream, LLC and DCP Midstream GP, LLC who provide services to us also will devote significant time to the business of DCP Midstream, LLC, and will be compensated by DCP Midstream, LLC for the services rendered to it;

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

Neither our partnership agreement nor the Services Agreement, as amended, between us, DCP Midstream, LLC and others will prohibit DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

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

Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. For example, our partnership agreement:

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the special committee of the board of directors of our general partner and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

Our general partner may elect to cause us to issue Class B units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the special committee of our general partner or holders of our common units. This may result in lower distributions to holders of our common units in certain situations.

Our general partner currently has the right to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two fiscal quarters immediately preceding the reset election, or the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The board of directors of our general partner are chosen by the members of our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our common units may experience price volatility.

Our common unit price has experienced volatility in the past, and volatility in the price of our common units may occur in the future as a result of any of the risk factors contained herein and the risks described in our other public filings with the SEC. For instance, our common units may experience price volatility as a result of changes in investor sentiment with respect to our competitors, our business partners and our industry in general, which may be influenced by volatility in prices for NGLs, natural gas and crude oil. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies but affect the market price of their securities. These market fluctuations may also materially and adversely affect the market price of our common units.

Even if holders of our common units are dissatisfied, they may be unable to remove our general partner without its consent.

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2013, our general partner and its affiliates owned approximately 23% of our aggregate outstanding common units.

Our partnership agreement restricts the voting rights of our unitholders owning 20% or more of our common units.

Our unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management.

If we are deemed an “investment company” under the Investment Company Act of 1940, it would adversely affect the price of our common units and could have a material adverse effect on our business.

Our assets include a 50% interest in CrossPoint Pipeline, LLC, a 40% interest in the Discovery system, a 33.33% interest in Front Range, a 28.5% interest in Web Duvall, a 20% interest in the Mont Belvieu 1 Fractionator, a 12.5% interest in the Mont Belvieu Enterprise Fractionator and a 10% interest in the Texas Express Pipeline, which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. In the future, we may acquire additional minority owned interests in joint ventures that could be deemed "investment securities." If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

Moreover, treatment of us as an investment company would prevent our qualification as a partnership for federal income tax purposes in which case we would be treated as a corporation for federal income tax purposes, and be subject to federal income tax at the corporate tax rate, significantly reducing the cash available for distributions. Additionally, distributions to our unitholders would be taxed again as corporate distributions and none of our income, gains, losses or deductions would flow through to our unitholders.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

We may issue additional units without our unitholders’ approval, which would dilute our unitholders’ existing ownership interests.

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

Our general partner has a limited call right that may require our unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units.

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

Under certain circumstances, our unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we will be treated as a corporation, the IRS could disagree with the positions we take or a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to a unitholder would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to the unitholder. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation for federal tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our common units.

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

Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the State of Texas a margin tax that is assessed at 0.975% of taxable margin apportioned to Texas. Imposition of such a tax on us by any other state will reduce the cash available for distribution to a unitholder. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the IRS's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS, and the outcome of any IRS contest, may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.

Our unitholders may be required to pay taxes on income from us even if the unitholders do not receive any cash distributions from us.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Although the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. Accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and such unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1s if relief from the IRS was not granted, as described below) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Under current law, a technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief procedure, whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the technical termination.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
For details on our plants, fractionation and storage facilities, propane terminals and pipeline systems, please read “Business - Natural Gas Services Segment,” “Business - NGL Logistics Segment” and “Business - Wholesale Propane Logistics Segment.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.
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

Item 3. Legal Proceedings

We are not a party to any significant legal proceedings, other than those listed below, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of these matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect upon our consolidated results of operations, financial position or cash flows. For more information, please read “Environmental Matters.”

Prospect — In 2011, we received an arbitration claim, or the Claim, filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC, or together, the Claimants, against EE Group, LLC, or EE Group, and a number of other parties that previously owned, directly or indirectly, our Marysville NGL storage facility, or collectively, the Respondents. EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons Holdings, LLC, or Marysville, on December 30, 2010. The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. As of February 2014, we have entered into separate settlement agreements with the Claimants and the other Respondents involved in the arbitration. We believe these settlement agreements substantially mitigate our liability in this matter and therefore, we consider this matter closed.
Environmental — The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, transporting, producing, fractionating, storing or selling natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2013 and 2012.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2013	50.50	45.02	0.7325
September 30, 2013	58.50	46.14	0.7200
June 30, 2013	54.38	45.01	0.7100
March 31, 2013	46.93	40.44	0.7000

December 31, 2012	47.05	37.78	0.6900
September 30, 2012	46.50	39.94	0.6800
June 30, 2012	46.36	36.47	0.6700
March 31, 2012	49.93	44.55	0.6600

As of February 20, 2014, there were approximately 39 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities. As of February 20, 2014, there were approximately 29,595 beneficial owners (held in street name) of our common units.
Distributions of Available Cash
General - Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.
Definition of Available Cash - Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

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
Minimum Quarterly Distribution - The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.7325 per unit, or $2.93 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements - Description of Credit Agreement” for a discussion of the restrictions included in our Credit Agreement that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights - As of December 31, 2013, the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.
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
On January 28, 2014, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.7325 per unit, which was paid on February 14, 2014, to unitholders of record on February 7, 2014.
Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.
Item 6. Selected Financial Data
The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from the consolidated financial statements. These consolidated financial statements include our accounts, which have been combined with the historical assets, liabilities and operations of our 100% interest in our East Texas system of which we acquired a controlling additional 25.1% interest and the remaining 49.9% interest from DCP Midstream, LLC in April 2009 and January 2012, respectively; our 100% interest in our Southeast Texas system of which 33.33% and 66.67% were acquired from DCP Midstream, LLC in January 2011 and March 2012, respectively; commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012; and our 80% interest in the Eagle Ford system, of which 33.33% and 46.67% were acquired from DCP Midstream, LLC in November 2012 and March 2013, respectively. Prior to our acquisition of an additional 25.1% interest in East Texas, we accounted for our initial 25% interest as an unconsolidated affiliate using the equity method of accounting. Subsequent to our acquisition of the additional 25.1% interest in East Texas, we owned 50.1% of East Texas which we account for as a consolidated subsidiary. We currently own 100% of East Texas, which we continue to account for as a consolidated subsidiary. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method of accounting. Subsequent to our acquisition of the remaining 66.67% interest in Southeast Texas, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method of accounting. Subsequent to our acquisition of the additional 46.67% interest in the Eagle Ford system, we own 80% of the Eagle Ford system which we account for as a consolidated subsidiary. These transactions were between entities under common control and represented a change in reporting entity; accordingly, our financial information includes the historical results of entities and interests contributed to us by DCP Midstream, LLC for all periods presented. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.
Our operating results incorporate a number of significant estimates and uncertainties. Such matters could cause the data included herein to not be indicative of our future financial condition or results of operations. A discussion on our critical accounting estimates is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The table should also be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)	2010 (a)	2009 (a)
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$2,695	$2,459	$3,487	$3,038	$2,274
Transportation, processing and other	268	232	205	160	131
Gains (losses) from commodity derivative activity, net (b) (c)	17	70	8	3	(56)
Total operating revenues	2,980	2,761	3,700	3,201	2,349
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,381	2,177	3,100	2,758	2,025
Operating and maintenance expense	211	193	188	155	139
Depreciation and amortization expense	93	89	133	115	103
General and administrative expense	62	74	75	66	61
Step acquisition - equity interest re-measurement gain	—	—	—	(9)	—
Other expense (income)	8	—	(1)	(2)	1
Other income - affiliates	—	—	—	(3)	—
Total operating costs and expenses	2,755	2,533	3,495	3,080	2,329
Operating income	225	228	205	121	20
Interest expense	(52)	(42)	(34)	(29)	(28)
Earnings from unconsolidated affiliates (d)	33	26	23	23	18
Income before income taxes	206	212	194	115	10
Income tax expense	(8)	(1)	(1)	(2)	(1)
Net income	198	211	193	113	9
Net income attributable to noncontrolling interests	(17)	(13)	(30)	(12)	(7)
Net income attributable to partners	$181	$198	$163	$101	$2
Less:
Net income attributable to predecessor operations (e)	(6)	(33)	(63)	(53)	(20)
General partner interest in net income	(70)	(41)	(25)	(17)	(13)
Net income (loss) allocable to limited partners	$105	$124	$75	$31	$(31)
Net income (loss) per limited partner unit-basic	$1.34	$2.28	$1.73	$0.86	$(0.99)
Net income (loss) per limited partner unit-diluted	$1.34	$2.28	$1.72	$0.86	$(0.99)

	Year Ended December 31,
	2013 (a)	2012 (a)	2011 (a)	2010 (a)	2009 (a)
	(Millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$3,005	$2,550	$2,114	$1,816	$1,573
Total assets	$4,526	$3,603	$2,912	$2,607	$2,171
Accounts payable	$275	$223	$414	$305	$283
Long-term debt	$1,590	$1,620	$747	$648	$613
Partners’ equity	$1,945	$1,405	$1,256	$1,128	$798
Noncontrolling interests	$228	$189	$306	$288	$279
Total equity	$2,173	$1,594	$1,562	$1,416	$1,077

Other Information:
Cash distributions declared per unit	$2.863	$2.700	$2.548	$2.438	$2.400
Cash distributions paid per unit	$2.820	$2.660	$2.515	$2.420	$2.400

(a)
Includes the effect of the following acquisitions prospectively from their respective dates of acquisition: (1) certain companies acquired from MichCon Pipeline Company in November 2009; (2) the Wattenberg pipeline acquired from Buckeye Partners, L.P. in January 2010; (3) an additional 5% interest in Collbran Valley Gas Gathering LLC, acquired from Delta Petroleum Company in February 2010; (4) the Raywood processing plant and Liberty gathering system acquired in June 2010; (5) an additional 50% interest in Black Lake Pipeline Company, or Black Lake, acquired from an affiliate of BP PLC in July 2010; (6) Atlantic Energy acquired from UGI Corporation in July 2010; (7) Marysville Hydrocarbons Holdings, LLC acquired in December 2010; (8) the DJ Basin NGL fractionators acquired in March 2011; (9) our 100% owned Eagle Plant in August 2011; (10) the remaining 49.9% interest in East Texas acquired from DCP Midstream, LLC in January 2012; (11) a 10% ownership interest in the Texas Express Pipeline acquired from Enterprise Products Partners, L.P. in April 2012; (12) a 12.5% interest in the Enterprise fractionator and a 20% interest in the Mont Belvieu 1 fractionator, acquired from DCP Midstream, LLC in July 2012; (13) the Crossroads processing plant and 50% interest in CrossPoint Pipeline, LLC, acquired from Penn Virginia Resource Partners, L.P. in July 2012; (14) the O'Connor plant acquired from DCP Midstream, LLC in August 2013 and (15) the Front Range pipeline acquired from DCP Midstream, LLC in August 2013.

(b)
Includes the effect of the commodity derivative hedge instruments related to the Eagle Ford system, of which 33.33% was acquired from DCP Midstream, LLC in November 2012 and 46.67% was acquired in March 2013; the Goliad plant, of which 33.33% was acquired from DCP Midstream, LLC in December 2012 and 46.67% was acquired in March 2013; the Southeast Texas storage business acquired from DCP Midstream, LLC in March 2012 and the NGL Hedge acquired from DCP Midstream, LLC in April 2009 in connection with the acquisition of a 25.1% interest in East Texas.

(c)
Prior to the acquisition of the remaining 49.9% limited liability company interest in East Texas in January 2012, we hedged our proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 75% of East Texas unhedged in all periods prior to the second quarter of 2009 and the remaining 49.9% of East Texas unhedged for all periods from the second quarter of 2009 through the fourth quarter of 2011. Our consolidated results depict 100% of the Southeast Texas system unhedged in 2009 and 2010 and 66.67% unhedged in 2011 and through March 2012 corresponding with DCP Midstream, LLC’s ownership interest in Southeast Texas. Our consolidated results depict 100% of the Eagle Ford system unhedged in 2009 and through October 2012, and 66.67% from November 2012 through March 2013, and 20% from April 2013 through December 31, 2013 corresponding with DCP Midstream, LLC’s ownership interest in the Eagle Ford system.

(d)
Includes our proportionate share of the earnings of our unconsolidated affiliates. Earnings include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(e)
Includes the net income attributable to an additional 25.1% limited liability company interest in East Texas prior to the date of our acquisition from DCP Midstream, LLC in April 2009; the initial 33.33% interest in Southeast Texas prior to the date of our acquisition from DCP Midstream, LLC in January 2011; the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments prior to the date of our acquisition from DCP Midstream, LLC in March 2012; the initial 33.33% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in November 2012; and the additional 46.67% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in March 2013.

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
Our business is impacted by commodity prices, which we significantly mitigate on an overall Partnership basis through a multi-year hedging program, volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile. Crude oil prices have generally remained at favorable levels, while NGL and natural gas prices remain modest due to increasing supplies. The twelve-month average New York Mercantile Exchange, or NYMEX, price of natural gas futures contracts per MMBtu was $4.19, $3.54, and $3.24 as of December 31, 2013, 2012 and 2011, respectively. The twelve-month average price per gallon for NGLs was $0.84, $1.08 and $1.39 as of December 31, 2013, 2012 and 2011, respectively, and the price of crude oil per barrel was $98.04, $94.16 and $95.12 as of December 31, 2013, 2012 and 2011, respectively.
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
Our fee-based business which represents a significant portion of our estimated margins, plus our highly hedged commodity position, mitigated a significant portion of our natural gas, NGL, and condensate commodity price risk.
NGL prices are also impacted by the demand from petrochemical and refining industries. The petrochemical industry is making significant investment in building or expanding facilities to convert chemical plants from heavier oil-based feed stock to lighter NGL-based feed stock, including ethane. This increased demand should support increasing ethane supplies. In addition, propane export facilities are being expanded or built, which is supporting increasing propane supply. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
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
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC. Our multi-faceted growth strategy may take numerous forms such as dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, organic build opportunities within our footprint and third-party acquisitions. Dropdowns from DCP Midstream, LLC in 2013 totaled over $1 billion. In 2014, we will continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC and organic growth.

Some of our recent growth projects include the following:

•
On February 25, 2014, we entered into various transaction documents with DCP Midstream, LLC for the contribution or acquisition of (i) the remaining 20% interest in DCP SC Texas GP; (ii) a 33.33% membership interest in each DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline, and DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (iii) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (iv) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, which is currently under construction, or the Lucerne 2 plant. Total consideration for this transaction at closing is $1,220 million, subject to certain working capital and other customary adjustments. This transaction is expected to close in March 2014, subject to customary closing conditions, and components of the transaction may close separately.

•
On August 5, 2013, we entered into a purchase and sale agreement with a 100% owned subsidiary of DCP Midstream, LLC pursuant to which the Partnership acquired all of the membership interests in DCP LaSalle Plant LLC, or the LaSalle Transaction, for consideration of $209 million, subject to certain customary purchase price adjustments. DCP LaSalle Plant LLC owns the O'Connor plant, a cryogenic natural gas processing plant with initial capacity of 110 MMcf/d, previously known as the LaSalle plant, in the DJ Basin in Weld County, Colorado. In connection with the LaSalle Transaction, we also entered into a 15-year fee-based processing agreement with an affiliate of DCP Midstream, LLC pursuant to which such affiliate agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for such affiliate at the O'Connor plant. The processing agreement commenced with commercial operations of the new plant in October 2013. As of February 2014, the O'Connor plant expansion to 160 MMcf/d is mechanically complete.

•
On August 5, 2013, we entered into a purchase and sale agreement with a 100% owned subsidiary of DCP Midstream, LLC pursuant to which the Partnership acquired all of the membership interests in DCP Midstream Front Range LLC, or Front Range, for consideration of $86 million, subject to certain customary purchase price adjustments. Front Range owns a 33.33% equity interest in Front Range Pipeline LLC, a joint venture with affiliates of Enterprise and Anadarko Petroleum Corporation, which was formed to construct the Front Range pipeline, a new raw NGL mix pipeline that originates in the DJ Basin and extends approximately 435 miles to Skellytown, Texas. Enterprise is the operator of the pipeline, which was placed into service in February 2014.

•
On March 28, 2013, we acquired an additional 46.67% interest in the Eagle Ford system from DCP Midstream, LLC and fixed price commodity derivative hedges for a three-year period for aggregate consideration of $626 million. We have an 80% interest in the construction of the Goliad 200 MMcf/d natural gas processing plant, including fixed price commodity price hedges, representing a total investment of approximately $290 million, which was placed into service in February 2014.

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

•	Our construction of our 100% owned Eagle 200 MMcf/d natural gas processing plant is complete and commenced operations in the first quarter of 2013.

•	Our expansion plan for Discovery's Keathley Canyon natural gas gathering pipeline system is progressing and is expected to be completed in the fourth quarter of 2014.
Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. During the year ended December 31, 2013, we received net proceeds of $1,082 million from the issuance of 24,897,977 of our common units and $490 million through a public debt offering of 3.875% 10-year Senior Notes, which were used to finance our growth opportunities. In October 2013, we entered into a Commercial Paper Program pursuant to which we had $335 million outstanding as of December 31, 2013 which is included short-term borrowings in our consolidated balance sheets. As of December 31, 2013, the unused capacity under the Credit Agreement was $664 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distribution for the fourth quarter of 2013, resulting in a 6% increase in our quarterly distribution rate over the rate declared for the fourth quarter of 2012. The distribution reflects our business results as well as our recent execution on growth opportunities.

General Trends and Outlook
During 2014, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our highly hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates, construction of the Lucerne 2 plant, the Marysville NGL storage project and expansion of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.
We expect to continue to pursue a multi-faceted growth strategy, which includes maximizing dropdown opportunities provided by our partnership with DCP Midstream, LLC, capitalizing on organic expansion and opportunities pursuing strategic third party acquisitions in order to grow our distributable cash flows. Given the significant level of growth opportunities currently in DCP Midstream, LLC’s footprint, we would expect substantial emphasis on our dropdown objective over the next few years.
We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
Natural Gas Gathering and Processing Margins - Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline, particularly in areas with lower NGL content, should natural gas prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, commodity prices should remain at levels that would support continued natural gas production in the United States. During 2013, petrochemical demand remained for NGLs as NGLs were a lower cost feedstock when compared to crude oil derived feedstocks. We anticipate demand for NGLs by the petrochemical industry will continue in 2014.

NGL Logistics - The volumes of NGLs transported on our pipelines, fractionated in our fractionation facilities and stored in our storage facility are dependent on the level of production of NGLs from processing plants connected to our assets. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines, fractionation and storage facilities and, in turn, lower the NGL throughput on our assets.

Wholesale Propane Supply and Demand - Due to our multiple propane supply sources, propane supply contractual arrangements, significant storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our propane distribution customers with reliable supplies of propane during peak demand periods of tight supply, usually in the winter months when their customers consume the most propane for heating.

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

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) increases and decreases in the volume and quality of natural gas that we gather and transport through our systems, which we refer to as throughput, (2) the associated Btu content of our system throughput and our related processing volumes, (3) the prices of and relationship between commodities such as NGLs, crude oil and natural gas, (4) the operating efficiency and reliability of our processing facilities, (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints, (6) the terms of our processing contract arrangements with producers, and (7) increases and decreases in the volume, price and basis differentials of natural gas associated with our natural gas storage and pipeline assets, as well as our underlying derivatives associated with these assets. This is not a complete list of factors that may impact our results of operations but, rather, are those we believe are most likely to impact those results.

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

The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or market inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.

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

NGL Logistics Segment

Our NGL Logistics segment operating results are impacted by, among other things, the throughput volumes of the NGLs we transport on our NGL pipelines and the volumes of NGLs we fractionate and store. We transport, fractionate and store NGLs primarily on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low ethane prices relative to natural gas prices. Factors that impact the supply and demand of NGLs, as described above in our Natural Gas Services segment, may also impact the throughput and volume for our NGL Logistics segment.

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

The wholesale propane business is highly competitive in our market areas which include the mid-Atlantic, upper midwest and northeastern areas of the United States. Our competitors include major integrated oil and gas and energy companies, interstate and intrastate pipelines, as well as marketers and wholesalers.

Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply availability and propane demand in our Wholesale Propane Logistics segment. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss in some instances, and in certain circumstances we have been unable to obtain insurance on commercially reasonable terms, if at all. We have recently experienced cold weather and freezing temperatures in certain regions where our assets are located but the effects did not have a material impact on our operations.

Capital Markets

Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to fund our operations through dropdowns, organic growth projects and acquistions. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines to mitigate a portion of these risks.

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

Other

The above factors, including sustained deterioration in commodity prices and volumes, other market declines or a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or market inventory adjustments.

Recent Events
On January 28, 2014, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.7325 per unit, payable on February 14, 2014 to unitholders of record on February 7, 2014.
On February 25, 2014, we entered into various transaction documents with DCP Midstream, LLC for the contribution or acquisition of (i) the remaining 20% interest in DCP SC Texas GP; (ii) a 33.33% membership interest in each DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline, and DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (iii) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant;

and (iv) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, which is currently under construction, or the Lucerne 2 plant. Total consideration for this transaction at closing is $1,220 million, subject to certain working capital and other customary adjustments. This transaction is expected to close in March 2014, subject to customary closing conditions, and components of the transaction may close separately. The Southern Hills pipeline is engaged in the business of transporting NGLs, and consists of approximately 800 miles of pipeline, with an expected capacity of 175 MBbls/d after completion of planned pump stations. The pipeline provides NGL takeaway service from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub.The Southern Hills pipeline began taking flows in the first quarter of 2013 and was placed into service in June 2013. The Sand Hills pipeline is also engaged in the business of transporting NGLs and consists of approximately 720 miles of pipeline, with an expected initial capacity of 200 MBbls/d after completion of pump stations, and possible further capacity increases with the installation of additional pump stations. The pipeline provides NGL takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills pipeline began taking flows in the fourth quarter of 2012 and was placed into service in June 2013.

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

Natural Gas Services Segment

Results of operations from our Natural Gas Services segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, transported, stored and sold through our gathering, processing and pipeline systems; the volumes of NGLs and condensate sold; and the level of our realized natural gas, NGL and condensate prices. We generate our revenues and our gross margin for our Natural Gas Services segment principally from contracts that contain a combination of the following arrangements:

•
Fee-based arrangements - Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas. Our fee-based arrangements include natural gas arrangements pursuant to which we obtain natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•
Percent-of-proceeds/liquids arrangements - Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs, in lieu of us returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

In addition to the above contract types, we have keep-whole arrangements, which are estimated to generate an insignificant portion of our gross margin. Discovery, in which we have a 40% interest, also has keep-whole arrangements. Under the terms of a keep-whole processing contract, natural gas is gathered from the producer for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under this type of contract, we are exposed to the frac spread. The frac spread is the difference between the value of the NGLs and condensate extracted from processing and the value of the Btu equivalent of the residue natural gas. We benefit in periods when NGL and condensate prices are higher relative to natural gas prices when that frac spread exceeds our operating costs. Fluctuations in commodity prices are expected to continue to impact the operating costs of these entities.

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. We had one supplier of natural gas representing 10% or more of our total natural gas supply during the year ended December 31, 2013. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

We sell natural gas to marketing affiliates of natural gas pipelines, integrated oil companies and DCP Midstream, LLC, national wholesale marketers, industrial end-users and gas-fired power plants. We typically sell natural gas under market index related pricing terms. The NGLs extracted from the natural gas at our processing plants are sold at market index prices to DCP Midstream, LLC or its affiliates, or to third parties. In addition, under our merchant arrangements, various DCP Midstream LLC affiliates purchase natural gas from third parties at wellheads, pipeline interconnect and pooling points, as well as residue gas from our Northern Louisiana system, and then resell the aggregated natural gas to third parties.

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

NGL Logistics Segment

Our pipelines, fractionation facilities and storage facility provide transportation, fractionation and storage services for customers, primarily on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC and others that generally require customers to pay us to transport or store NGLs pursuant to a fee-based rate that is applied to volumes. Therefore, the results of operations for this business segment are generally dependent upon the volume of product transported, fractionated or stored and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines, fractionated in our fractionation facilities or stored in our storage facility; rather, the customer retains title and the associated commodity price risk. DCP Midstream, LLC provides 100% of volumes transported on the Wattenberg and Seabreeze pipelines. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. DCP Midstream, LLC, the largest gatherer and processor in the DJ Basin, delivers NGLs to our fractionation facilities under a long-term fractionation agreement. Our storage facility in Marysville, Michigan provides storage and related services primarily to regional refining and petrochemical companies and NGL marketers operating in the liquid hydrocarbons industry.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-Atlantic, upper midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the mid-Atlantic, midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, one of which is an affiliated entity, represented approximately 85% of our propane supplied during the year ended December 31, 2013. We primarily sell propane on a wholesale basis to propane distributors who in turn resell propane to their customers. We also sell propane in the wholesale market.

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

How We Evaluate Our Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin and segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA, (5) adjusted segment EBITDA; and (6) distributable cash flow. Gross margin, segment gross margin, adjusted EBITDA, adjusted segment EBITDA, and distributable cash flow are not measures under accounting principles generally accepted in the United States of America, or GAAP. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.

Volumes - We view throughput and storage volumes for our Natural Gas Services segment and our NGL Logistics segment, and sales volumes for our Wholesale Propane Logistics segment as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from successful new wells in other areas. The throughput volumes of NGLs and gas on our pipelines are substantially dependent upon the quantities of NGLs and gas produced at our processing plants, as well as NGLs and gas produced at other processing plants that have pipeline connections with our NGL and gas pipelines. We regularly monitor producer activity in the areas we serve and in which our pipelines are located, and pursue opportunities to connect new supply to these pipelines. We also monitor our inventory in our NGL and gas storage facilities, as well as overall demand for storage based on seasonal patterns and other market factors such as weather and overall demand.

Reconciliation of Non-GAAP Measures
Gross Margin and Segment Gross Margin — We view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.

We define gross margin as total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs, and we define segment gross margin for each segment as total operating revenues, including commodity derivative activity, for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. Gross margin and segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin and segment gross margin should not be considered an alternative to, or more meaningful than, operating revenues, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.
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

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner. Our gross margin, segment gross margin, adjusted EBITDA and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2013	2012	2011
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$181	$198	$163
Interest expense	52	42	34
Income tax expense	8	1	1
Operating and maintenance expense	211	193	188
Depreciation and amortization expense	93	89	133
General and administrative expense	62	74	75
Other expense (income)	8	—	(1)
Earnings from unconsolidated affiliates	(33)	(26)	(23)
Net income attributable to noncontrolling interests	17	13	30
Gross margin	$599	$584	$600
Non-cash commodity derivative mark-to-market (a)	$(37)	$21	$42

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$193	$237	$211
Operating and maintenance expense	180	162	157
Depreciation and amortization expense	85	81	122
Other expense	1	—	—
Earnings from unconsolidated affiliates	(1)	(15)	(23)
Net income attributable to noncontrolling interests	17	13	30
Segment gross margin	$475	$478	$497
Non-cash commodity derivative mark-to-market (a)	$(36)	$20	$42

NGL Logistics segment:
Segment net income attributable to partners	$79	$53	$29
Operating and maintenance expense	16	16	16
Depreciation and amortization expense	6	6	8
Other expense (income)	3	—	(1)
Earnings from unconsolidated affiliates	(32)	(11)	—
Segment gross margin	$72	$64	$52

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$31	$25	$33
Operating and maintenance expense	15	15	15
Depreciation and amortization expense	2	2	3
Other expense	4	—	—
Segment gross margin	$52	$42	$51
Non-cash commodity derivative mark-to-market (a)	$(1)	$1	$—

(a)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$193	$237	$211
Non-cash commodity derivative mark-to-market	36	(20)	(42)
Depreciation and amortization expense	85	81	122
Noncontrolling interest on depreciation and income tax	(6)	(7)	(20)
Adjusted Segment EBITDA	$308	$291	$271
NGL Logistics segment:
Segment net income attributable to partners	$79	$53	$29
Depreciation and amortization expense	6	6	8
Adjusted Segment EBITDA	$85	$59	$37
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$31	$25	$33
Non-cash commodity derivative mark-to-market	1	(1)	—
Depreciation and amortization expense	2	2	3
Adjusted Segment EBITDA	$34	$26	$36

(a)	Includes $2 million, $4 million and $5 million of lower of cost or market adjustments for the years ended December 31, 2013, 2012, and 2011, respectively.

(b)	Includes $2 million, $15 million and $1 million of lower of cost or market adjustments for the years ended December 31, 2013, 2012, and 2011, respectively.

Operating and Maintenance and General and Administrative Expense - Operating and maintenance expenses are costs associated with the operation of a specific asset and are primarily comprised of direct labor, ad valorem taxes, repairs and maintenance, lease expenses, utilities and contract services. These expenses fluctuate depending on the activities performed during a specific period. General and administrative expenses are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
General and administrative expense	$17	$17	$19
General and administrative expense - affiliate:
Services/Omnibus Agreement	29	26	10
Other - DCP Midstream, LLC	16	31	46
Total affiliate	45	57	56
Total	$62	$74	$75
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.

In addition to the fees paid pursuant to the Services and Omnibus Agreements, we incurred allocated expenses, including insurance and internal audit fees with DCP Midstream, LLC of $2 million for the year ended December 31, 2013 and $1 million for each of the years ended December 31, 2012 and 2011, respectively. The Eagle Ford system incurred $14 million for the year ended December 31, 2013 and $27 million for each of the years ended December 31, 2012 and 2011, respectively, in general and administrative expenses directly from DCP Midstream, LLC, which relates to the difference in the Eagle Ford system's ownership structure during these periods. For the years ended December 31, 2012 and 2011, Southeast Texas incurred $3 million and $10 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012. During the year ended December 31, 2011, East Texas incurred $8 million in general and administrative expenses directly from DCP Midstream, LLC.

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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three years ended December 31, 2013, 2012, and 2011. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
	2013 (a)	2012 (a)(b)	2011 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (c):
Natural Gas Services	$2,527	$2,282	$3,012	$245	11%	$(730)	(24)%
NGL Logistics	73	64	57	9	14%	7	12%
Wholesale Propane Logistics	380	415	633	(35)	(8)%	(218)	(34)%
Intra-segment eliminations	—	—	(2)	—	—%	2	100%
Total operating revenues	2,980	2,761	3,700	219	8%	(939)	(25)%
Gross margin (d):
Natural Gas Services	475	478	497	(3)	(1)%	(19)	(4)%
NGL Logistics	72	64	52	8	13%	12	23%
Wholesale Propane Logistics	52	42	51	10	24%	(9)	(18)%
Total gross margin	599	584	600	15	3%	(16)	(3)%
Operating and maintenance expense	(211)	(193)	(188)	18	9%	5	3%
Depreciation and amortization expense	(93)	(89)	(133)	4	4%	(44)	(33)%
General and administrative expense	(62)	(74)	(75)	(12)	(16)%	(1)	(1)%
Other (expense) income	(8)	—	1	8	100%	(1)	(100)%
Earnings from unconsolidated affiliates (e)	33	26	23	7	27%	3	13%
Interest expense	(52)	(42)	(34)	10	24%	8	24%
Income tax expense	(8)	(1)	(1)	7	700%	—	—%
Net income attributable to noncontrolling interests	(17)	(13)	(30)	4	31%	(17)	(57)%
Net income attributable to partners	$181	$198	$163	$(17)	(9)%	$35	21%
Other data:
Non-cash commodity derivative mark-to-market	$(37)	$21	$42	$(58)	(276)%	$(21)	(50)%
Natural gas throughput (MMcf/d) (f)	2,270	2,322	1,951	(52)	(2)%	371	19%
NGL gross production (Bbls/d) (f)	118,578	112,032	85,917	6,546	6%	26,115	30%
NGL pipelines throughput (Bbls/d) (f)	89,361	78,508	62,555	10,853	14%	15,953	26%
Propane sales volume (Bbls/d)	19,553	19,111	24,743	442	2%	(5,632)	(23)%

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 2012, and a 46.67% interest on March 28, 2013.

(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.

(c)	Operating revenues include the impact of commodity derivative activity.

(d)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.

(e)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of Texas Express. Earnings for Discovery, the Mont Belvieu 1 fractionator and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(f)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Total Operating Revenues — Total operating revenues increased $219 million in 2013 compared to 2012 as a result of the following:

•
$245 million increase for our Natural Gas Services segment primarily due to higher volumes, an increase attributable to commodity prices and an increase in fee revenue, partially offset by a decrease in commodity derivative activity related to hedge settlement timing on our natural gas storage and pipeline assets; and

•	$9 million increase for our NGL Logistics segment primarily due to increased throughput on certain of our pipelines and increased activity at our NGL storage facility.
These increases were partially offset by:

•
$35 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane prices and commodity derivative activity related to favorable hedge settlement timing in 2012, partially offset by increased volumes.

Gross Margin — Gross margin increased $15 million in 2013 compared to 2012, primarily as a result of the following.

•
$10 million increase for our Wholesale Propane Logistics segment, primarily due to increased unit margins and exporting of propane, partially offset by a decrease related to commodity derivative activity. 2012 results reflect a non-cash lower of cost or market inventory adjustment and reduced demand; and

•	$8 million increase for our NGL Logistics segment as a result of increased throughput on certain of our pipelines and increased activity at our NGL storage facility.
These increases were partially offset by:

•
$3 million decrease for our Natural Gas Services segment, primarily related to decreased commodity derivative activity, lower commodity prices and lower volumes across certain assets, partially offset by improved NGL recoveries and an annual minimum volume commitment fee at our Eagle Ford system, a decrease in a lower of cost or market adjustment recognized in 2013 and extensive turnaround activity at our East Texas system in 2012.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2013 compared to 2012 primarily as a result of growth and asset reliability expenditures.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2013 compared to 2012 primarily as a result of growth in our business, partially offset by a change in the estimated depreciable lives of our fixed assets in the second quarter of 2012. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.
General and Administrative Expense — General and administrative expense decreased in 2013 compared to 2012 primarily due to the difference in the Eagle Ford system's ownership structure in each period.
Other Expense — Other expense represents a write off of approximately $8 million in construction work in progress in 2013 due to discontinued projects.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2013 compared to 2012 primarily as a result of increased volumes in our NGL Logistics segment, in part due to the acquisition of the Mont Belvieu fractionators in July 2012. 2012 results for the Mont Belvieu 1 fractionator reflect lower margin and higher operating expenses.

This increase was partially offset by lower NGL prices and volumes, a non-cash write off of fixed assets, a third party outage and higher operating expenses at Discovery. 2012 results for Discovery reflect the favorable settlement of commercial disputes.
Interest Expense — Interest expense increased in 2013 compared to 2012 as a result of higher outstanding debt balances.
Income Tax Expense — Income tax expense increased in 2013 compared to 2012 primarily due to growth in our business.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests increased in 2013 compared to 2012, primarily as a result of higher volumes, improved NGL recoveries and an annual minimum volume commitment fee at our Eagle Ford system.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Total Operating Revenues — Total operating revenues decreased $939 million in 2012 compared to 2011 primarily as a result of the following:

•
$730 million decrease for our Natural Gas Services segment primarily due to lower commodity prices in 2012 and the East Texas recovery settlement in 2011, partially offset by increases related to commodity derivative activity, fee revenue and volumes; and

•	$218 million decrease for our Wholesale Propane Logistics segment due to lower volumes and prices, partially offset by an increase related to commodity derivative activity.

These decreases were partially offset by:

•	$9 million increase for our NGL Logistics segment due to an increase in volumes.

Gross Margin — Gross margin decreased $16 million in 2012 compared to 2011, primarily as a result of the following:

•
$19 million decrease for our Natural Gas Services segment, primarily related to lower commodity prices, the East Texas recovery settlement in 2011 and decreased volumes and differences in gas quality across certain assets, partially offset by increased commodity derivative activity and increased volumes across certain assets; and

•	$9 million decrease for our Wholesale Propane Logistics segment primarily from a lack of demand.

These decreases were partially offset by:

•
$12 million increase for our NGL Logistics segment primarily as a result of increased throughput and rates on certain of our assets and our acquisition of the DJ Basin NGL fractionators, partially offset by lower volumes at certain connected processing facilities due to ethane rejection.

Operating and Maintenance Expense - Operating and maintenance expense increased in 2012 compared to 2011 primarily as a result of our acquisition of the Crossroads system in July 2012, turnaround activity at our Eagle Ford system and increased costs associated with the organic growth projects completed in 2011 at our Eagle Ford system.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.

Earnings from Unconsolidated Affiliates - Earnings from unconsolidated affiliates, increased in 2012 compared to 2011 primarily as a result of our acquisition of the Mont Belvieu Fractionators in July 2012.

Net Income Attributable to Noncontrolling Interests - Net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of our acquisition of the remaining 49.9% of our East Texas system.

Results of Operations — Natural Gas Services Segment

This segment consists of our 80% interest in the Eagle Ford system, our 100% owned Eagle Plant, our East Texas system, our Southeast Texas system, our Michigan system, our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our 75% interest in the Piceance system, our 40% interest in Discovery, and our O'Connor plant:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
	2013 (a)	2012 (a)(b)	2011 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,315	$2,062	$2,850	$253	12%	$(788)	(28)%
Transportation, processing and other	196	168	153	28	17%	15	10%
Gains from commodity derivative activity	16	52	9	(36)	(69)%	43	478%
Total operating revenues	2,527	2,282	3,012	245	11%	(730)	(24)%
Purchases of natural gas and NGLs	(2,052)	(1,804)	(2,515)	248	14%	(711)	(28)%
Segment gross margin (c)	475	478	497	(3)	(1)%	(19)	(4)%
Operating and maintenance expense	(180)	(162)	(157)	18	11%	5	3%
Depreciation and amortization expense	(85)	(81)	(122)	4	5%	(41)	(34)%
Other expense	(1)	—	—	1	100%	—	—%
Earnings from unconsolidated affiliates (d)	1	15	23	(14)	(93)%	(8)	(35)%
Segment net income	210	250	241	(40)	(16)%	9	4%
Segment net income attributable to noncontrolling interests	(17)	(13)	(30)	4	31%	(17)	(57)%
Segment net income attributable to partners	$193	$237	$211	$(44)	(19)%	$26	12%
Other data:
Non-cash commodity derivative mark-to-market	$(36)	$20	$42	$(56)	(280)%	$(22)	(52)%
Natural gas throughput (MMcf/d) (e)	2,270	2,322	1,951	(52)	(2)%	371	19%
NGL gross production (Bbls/d) (e)	118,578	112,032	85,917	6,546	6%	26,115	30%

(a)	Includes our 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 33.33% interest in the Eagle Ford system on November 2, 2012, and a 46.67% interest on March 28, 2013.

(b)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired a 33.33% interest in Southeast Texas on January 1, 2011, and a 66.67% interest on March 30, 2012.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(d)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(e)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Total Operating Revenues — Total operating revenues increased $245 million in 2013 compared to 2012, primarily as a result of the following:

•
$208 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford and East Texas systems, partially offset by lower volumes across certain assets, primarily our Southeast Texas system, and a plant turnaround at our Eagle Ford system. 2012 results reflect extensive turnaround activity at our East Texas system;

•	$176 million increase attributable to increased natural gas prices;

•	$83 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•	$28 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford and East Texas systems, and the operation of our O'Connor plant.
These increases were partially offset by:

•	$144 million decrease attributable to decreased NGL prices;

•	$70 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•
$36 million decrease related to commodity derivative activity. This includes unrealized commodity derivative losses in 2013 compared to gains in 2012 due to movements in forward prices of commodities for a net impact of $56 million, partially offset by an increase in realized cash settlement gains in 2013 compared to 2012 of $20 million.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $248 million in 2013 compared to 2012 primarily as a result of higher natural gas prices, increased volumes at our Eagle Ford and East Texas systems and extensive turnaround activity at our East Texas system in 2012, partially offset by decreased NGL prices, decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain gathering and processing assets, primarily our Southeast Texas system, and a plant turnaround at our Eagle Ford system.
Segment Gross Margin — Segment gross margin decreased $3 million in 2013 compared to 2012, primarily as a result of the following:

•	$36 million decrease related to commodity derivative activity as discussed above;

•
$24 million decrease as a result of lower NGL prices, which primarily reflects the unhedged portion of the Eagle Ford system associated with DCP Midstream, LLC’s ownership during the year ended December 31, 2013; and

•
$2 million decrease attributable to lower volumes associated with our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; partially offset by a decrease in the lower of cost or market adjustment recognized in 2013 as compared to 2012.

These decreases were partially offset by:

•
$59 million increase as a result of growth from the operation of our fee-based O'Connor plant, higher volumes and improved NGL recoveries at our Eagle Ford and East Texas systems and an annual minimum volume commitment fee at our Eagle Ford system, partially offset by lower volumes across certain assets. 2012 results reflected extensive turnaround activity at our East Texas system.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2013 compared to 2012 primarily as a result of growth and asset reliability expenditures.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2013 compared to 2012 primarily as a result of growth in our business, offset by a change in the estimated depreciable lives of our fixed assets in the second quarter of 2012. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.

Other Expense — Other expense represents a write off of approximately $1 million in construction work in progress in 2013 due to discontinued projects.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, primarily representing our 40% ownership of Discovery, decreased in 2013 compared to 2012 as a result of lower NGL prices, reduced throughput volumes, a non-cash write off of fixed assets, a third party outage and higher operating expenses, partially offset by a foreign currency translation gain related to the Keathley Canyon project. 2012 results reflect the favorable settlement of commercial disputes. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests increased in 2013 compared to 2012, primarily as a result of higher volumes, improved NGL recoveries and an annual minimum volume commitment fee at our Eagle Ford system.
Natural Gas Throughput - Natural gas throughput decreased slightly in 2013 compared to 2012 primarily as a result of lower volumes across certain assets, partially offset by higher volumes due to the operation of our 100% owned Eagle and O'Connor plants in 2013, and extensive turnaround activity at our East Texas system in 2012.
NGL Gross Production - NGL production increased in 2013 compared to 2012 primarily as a result of higher volumes due to the operation of our 100% owned Eagle and O'Connor plants, and improved NGL recoveries at our Eagle Ford and East Texas systems, partially offset by lower volumes across certain assets. 2012 results reflect lower volumes as certain of our assets were required to curtail NGL production due to a downstream outage and extensive turnaround activity at our East Texas system.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Total Operating Revenues — Total operating revenues decreased $730 million in 2012 compared to 2011, primarily as a result of the following:

•	$623 million decrease attributable to the impact of lower commodity prices on our gathering and processing business;

•	$167 million decrease primarily attributable to decreased prices for physical sales related to our natural gas storage and pipeline assets, as well as a decrease in volumes; and

•	$6 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•
$43 million increase related to commodity derivative activity. This includes a change in unrealized commodity derivative activity in 2012 compared to 2011 of $22 million due to movements in forward prices of commodities, and realized cash settlement gains in 2012 compared to realized cash settlement losses in 2011 for a net increase of $65 million. Included in our derivative activity are an increase in unrealized losses of $38 million and an increase in realized gains of $33 million from the predecessor’s Southeast Texas storage business;

•	$15 million in fee revenue primarily attributable to contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation; and

•
$8 million increase primarily attributable to increased volumes at our Eagle Ford system, partially offset by decreased volumes across certain assets, differences in gas quality and extensive turnaround activity at our East Texas system.

Purchases of Natural Gas and NGLs - Purchases of natural gas and NGLs decreased $711 million in 2012 compared to 2011 primarily as a result of higher natural gas prices, increased volumes at our Eagle Ford system and across certain assets, partially offset by contractual amendments such that certain revenues changed from a gross presentation to a net fee presentation, decreased NGL prices and a plant turnaround at our Eagle Ford system.

Segment Gross Margin — Segment gross margin decreased $19 million in 2012 compared to 2011, primarily as a result of the following:

•	$92 million decrease as a result of lower commodity prices; and

•	$6 million decrease as a result of the East Texas recovery settlement in 2011.

These decreases were partially offset by:

•	$43 million increase related to commodity derivative activities as discussed in the Operating Revenues section above; and

•
$36 million increase primarily attributable to increased volumes at our Eagle Ford system, partially offset by decreased volumes and differences in gas quality across certain assets, and extensive turnaround activity at our East Texas system.

Operating and Maintenance Expense - Operating and maintenance expense increased in 2012 compared to 2011 primarily as a result of our acquisition of the Crossroads system in July 2012, turnaround activity at our Eagle Ford system and increased costs associated with the organic growth projects completed in 2011 at our Eagle Ford system.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.

Earnings from Unconsolidated Affiliates - Earnings from unconsolidated affiliates, primarily representing our 40% ownership of Discovery, decreased in 2012 compared to 2011 primarily as a result of lower commodity prices and reduced throughput volumes on Discovery, partially offset by the timing of expenditures at Discovery. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.

Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2012 compared to 2011 as a result of the acquisition of the remaining 49.9% of the East Texas system.

Natural Gas Throughput - Natural gas transported, processed and/or treated increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of the East Texas system and Crossroads system, partially offset by decreased volumes across certain assets and turnaround at our East Texas system.

NGL Gross Production - NGL production increased in 2012 compared to 2011 primarily as a result of our acquisition of the remaining 49.9% of the East Texas system and Crossroads system, partially offset by decreased volumes and differences in gas quality across certain assets and turnaround at East Texas.

Results of Operations — NGL Logistics Segment
This segment includes the NGL storage facility in Michigan, our 20% interest in the Mont Belvieu 1 fractionator, our 12.5% interest in the Mont Belvieu Enterprise fractionator, the Black Lake and Wattenberg interstate NGL pipelines, the DJ Basin NGL fractionators in Colorado, the Seabreeze and Wilbreeze intrastate NGL pipeline, our 33.33% interest in the Front Range interstate NGL pipeline (under construction as of December 31, 2013), and our 10% interest in the Texas Express intrastate NGL pipeline:

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
	2013	2012	2011	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of NGLs	$1	$—	$5	$1	100%	$(5)	(100)%
Transportation, processing and other	72	64	52	8	13%	12	23%
Total operating revenues	73	64	57	9	14%	7	12%
Purchases of NGLs	(1)	—	(5)	1	100%	(5)	(100)%
Segment gross margin (a)	72	64	52	8	13%	12	23%
Operating and maintenance expense	(16)	(16)	(16)	—	—%	—	—%
Depreciation and amortization expense	(6)	(6)	(8)	—	—%	(2)	(25)%
Other (expense) income	(3)	—	1	3	100%	(1)	(100)%
Earnings from unconsolidated affiliates (b)	32	11	—	21	191%	11	100%
Segment net income attributable to partners	$79	$53	$29	$26	49%	$24	83%
Other data:
NGL pipelines throughput (Bbls/d) (c)	89,361	78,508	62,555	10,853	14%	15,953	26%

(a)	Segment gross margin consists of total operating revenues less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of Texas Express. Earnings for Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

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

Other Expense — Other expense represents a write off of approximately $3 million in construction work in progress in 2013 due to a discontinued project.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of Texas Express, increased in 2013 compared to 2012 primarily as a result of the acquisition of the Mont Belvieu fractionators in July 2012 and the Mont Belvieu Enterprise fractionator de-bottleneck project in the third quarter of 2013. 2012 results for the Mont Belvieu 1 fractionator reflect lower margin and higher operating expenses related to a planned turnaround.
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

Segment Gross Margin - Segment gross margin increased in 2012 compared to 2011 as result of increased throughput and rates on certain of our pipelines, the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Operating and Maintenance Expense - Operating and maintenance expense remained relatively constant in 2012 compared to 2011due to the completion of the Wattenberg capital expansion project, and our acquisition of the DJ Basin NGL fractionators, offset by timing of expenditures.

Depreciation and Amortization Expense - Depreciation and amortization expense decreased in 2012 compared to 2011 primarily as a result of a change in the estimated useful lives of our assets. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities.

Earnings from Unconsolidated Affiliates - Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 Fractionator and 12.5% ownership of the Mont Belvieu Enterprise Fractionator, increased in 2012 compared to 2011 as a result the acquisition of the Mont Belvieu Fractionators in July 2012.

NGL Pipelines Throughput - NGL pipelines throughput increased in 2012 compared to 2011 as a result of volume growth on our pipelines and the completion of the Wattenberg capital expansion project, partially offset by lower throughput volumes due to ethane rejection at certain connected processing facilities.

Results of Operations — Wholesale Propane Logistics Segment
This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals.

	Year Ended December 31,			Variance 2013 vs. 2012		Variance 2012 vs. 2011
	2013	2012	2011	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$379	$397	$634	$(18)	(5)%	$(237)	(37)%
Gains (losses) from commodity derivative activity	1	18	(1)	(17)	(94)%	19	*
Total operating revenues	380	415	633	(35)	(8)%	(218)	(34)%
Purchases of propane	(328)	(373)	(582)	(45)	(12)%	(209)	(36)%
Segment gross margin (a)	52	42	51	10	24%	(9)	(18)%
Operating and maintenance expense	(15)	(15)	(15)	—	—%	—	—%
Depreciation and amortization expense	(2)	(2)	(3)	—	—%	(1)	(33)%
Other expense	(4)	—	—	4	100%	—	—%
Segment net (loss) income attributable to partners	$31	$25	$33	$6	24%	$(8)	(24)%
Other data:
Non-cash commodity derivative mark-to-market	$(1)	$1	$—	$(2)	(200)%	$1	100%
Propane sales volume (Bbls/d)	19,553	19,111	24,743	442	2%	(5,632)	(23)%
    _________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Total Operating Revenues — Total operating revenues decreased by $35 million in 2013 compared to 2012, primarily as a result of the following:

•	$25 million decrease attributable to lower propane prices; and

•
$17 million decrease related to commodity derivative activity. This includes a decrease in realized cash settlement gains in 2013 compared to 2012 of $16 million, and unrealized commodity derivative losses in 2013 of $1 million due to movements in forward prices of commodities.

These decreases were partially offset by:

•
$7 million increase attributable to increased volumes in part due to the export of propane from our Chesapeake terminal in the first quarter of 2013. 2012 results reflect a lack of demand due to the industry’s excess inventory resulting from near record warm weather.

Purchases of Propane — Purchases of propane decreased in 2013 compared to 2012 primarily due to lower propane prices, which impacts both sales and purchases, a 2012 non-cash lower of cost or market inventory adjustment of $15 million, partially offset by increased volumes due to the export of propane from our Chesapeake terminal in the first quarter of 2013 and reduced demand in 2012 due to the industry’s excess inventory resulting from near record warm weather.

Segment Gross Margin — Segment gross margin increased in 2013 compared to 2012 primarily due to increased unit margins and exporting propane from our Chesapeake terminal in the first quarter of 2013, partially offset by a $17 million decrease related to commodity derivative activities as discussed above. 2012 results reflect a non-cash lower of cost or market inventory adjustment of $15 million and reduced demand due to the industry’s excess inventory resulting from near record warm weather.
Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2013 compared to 2012.
Depreciation and Amortization Expense — Depreciation and amortization expense remained constant in 2013 compared to 2012.
Other Expense — Other expense represents a write off of approximately $4 million in construction work in progress in 2013 due to a discontinued project.
Propane Sales Volume — Propane sales volumes increased in 2013 compared to 2012 due to the export of propane from our Chesapeake terminal in the first quarter. 2012 results reflect a lack of demand due to the industry’s excess inventory resulting from near record warm weather.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Total Operating Revenues — Total operating revenues decreased $218 million in 2012 compared to 2011, primarily as a result of the following:

•	$152 million decrease attributable to reduced sales volumes primarily as a result of a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season; and

•	$85 million decrease attributable to lower propane prices.

These decreases were partially offset by:

•	$19 million increase related to a change in unrealized commodity derivative activity of $1 million and a change in realized commodity derivative activity of $18 million.

Purchases of Propane - Purchases of propane decreased in 2012 compared to 2011 primarily due to reduced volumes as a result of inventory build resulting from record warm weather last heating season and lower propane prices, partially offset by a non-cash lower of cost or market inventory adjustment of $15 million in 2012, offset by a significant recovery through the sale of inventory.

Segment Gross Margin - Segment gross margin decreased in 2012 compared to 2011 primarily from a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season and lower per unit margins. A non-cash lower of cost or market inventory adjustment of $15 million was offset by a significant recovery through the sale of inventory and hedging activity.

Operating and Maintenance Expense - Operating and maintenance expense remained relatively constant in 2012 compared to 2011.

Depreciation and Amortization Expense - Depreciation and amortization expense remained relatively constant in 2012 compared to 2011.

Propane Sales Volume - Propane sales volumes decreased in 2012 compared to 2011 as a result of a lack of demand due to the industry’s excess inventory resulting from record warm weather last heating season.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our revolving Credit Agreement;

•	issuance of commercial paper under our Commercial Paper Program;

•	borrowings under term loans;

•	issuance of additional common units, including issuances we may make to DCP Midstream, LLC;

•	debt offerings; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions, including transactions with DCP Midstream, LLC; and

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
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Credit Agreement.
Our Credit Agreement consists of a senior unsecured revolving credit facility with capacity of $1 billion, which matures on November 10, 2016. Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Credit Agreement fully callable, amounts borrowed under the Credit Agreement will not mature prior to the November 10, 2016 maturity date. In October 2013, we entered into a commercial paper program, or the Commercial Paper Program, which serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our revolving credit facility, not to exceed $1 billion in the aggregate. Amounts undrawn under our revolving credit facility are available to repay the unsecured commercial paper notes, or the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of February 20, 2014, we had $445 million of commercial paper outstanding as short-term borrowings and had approximately $555 million of unused capacity under the Credit Agreement.

In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system.
During the year ended December 31, 2013, we issued 1,408,547 of our common units pursuant to an equity distribution agreement entered into in August 2011, or the 2011 equity distribution agreement. We received proceeds of $67 million, net of commissions and offering costs of $2 million, which were used to finance growth opportunities and for general corporate purposes. The 2011 equity distribution agreement provided for the offer and sale of common units having an aggregate offering amount of up to $150 million. As of December 31, 2013, no common units remain available for sale pursuant to this equity distribution agreement and we have deregistered the corresponding registration statement.
In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2013, we issued 1,839,430 of our common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of accrued commissions and offering costs of $1 million, which were used to finance growth opportunities and for general corporate purposes. As of December 31, 2013, approximately $212 million aggregate offering price of our common units remain available for sale pursuant to the 2013 equity distribution agreement.
In August 2013, we issued 9,000,000 common units at $50.04 per unit. We received proceeds of $434 million, net of offering costs.
In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for the additional 46.67% interest in the Eagle Ford system.
Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a significant portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2017 with fixed price commodity swaps. For additional information regarding our derivative activities, please read Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. The counterparty to our remaining commodity swaps contracts is DCP Midstream, LLC.
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
We had working capital liabilities of $219 million as of December 31, 2013, compared to working capital assets of $23 million as of December 31, 2012. Included in these working capital amounts are net derivative working capital assets of $51 million and $18 million as of December 31, 2013 and December 31, 2012, respectively. The change in working capital is primarily attributable to the factors described above, as well as our commercial paper borrowings. We expect that our future working capital requirements will be impacted by these same factors.
As of December 31, 2013, we had $12 million in cash and cash equivalents. Cash held by consolidated subsidiaries with noncontrolling interests totaled $1 million. The remaining cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Net cash provided by operating activities	$324	$82	$387
Net cash used in investing activities	$(1,387)	$(1,383)	$(537)
Net cash provided by financing activities	$1,073	$1,295	$151
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
Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows, and changes in working capital as discussed above.
We received $54 million for our net hedge cash settlements for the year ended December 31, 2013, of which less than $1 million was associated with rebalancing our portfolio, and approximately $49 million and $34 million for our net hedge cash settlements for the years ended December 31, 2012 and 2011.
We received cash distributions from unconsolidated affiliates of $39 million, $24 million and $25 million during the years ended December 31, 2013, 2012, and 2011, respectively. Distributions exceeded earnings by $6 million for the year ended December 31, 2013.
Net Cash Used in Investing Activities — Net cash used in investing activities during the year ended December 31, 2013 was comprised of: (1) acquisition expenditures of $782 million related to our acquisition of the additional 46.67% interest in the Eagle Ford system for $486 million, the O'Connor plant for $210 million and Front Range for $86 million; (2) capital expenditures of $363 million (our portion of which was $325 million and the noncontrolling interests portion was $38 million) consisting of construction of the Goliad plant, construction and expansion of the O'Connor plant, expansion and upgrades to our Southeast Texas complex, expansion of the Marysville NGL storage facility, expansion of our Chesapeake facility and other projects; and (3) investments in unconsolidated affiliates of $242 million consisting of $133 million to Discovery, $55 million to Texas Express, $48 million to Front Range and $6 million to Mont Belvieu Enterprise Fractionator.

Net cash used in investing activities during 2012 was comprised of: (1) acquisition expenditures of $745 million, of which $282 million is related to our acquisition of the initial 33.33% interest in the Eagle Ford system, $193 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, $120 million related to our acquisition of the remaining 49.9% interest in East Texas, $63 million related to our acquisition of Crossroads, $57 million related to the acquisition of the Goliad plant by the Eagle Ford system, and $30 million related to our acquisition of the Mont Belvieu fractionators; (2) capital expenditures of $483 million (of which our portion was $410 million and the noncontrolling interest holders’ portion and the reimbursable projects portion was $73 million); and (3) investments in unconsolidated affiliates of $158 million; partially offset by (4) proceeds from sales of assets of $2 million; and (5) a return of investment from unconsolidated affiliate of $1 million.

Net cash used in investing activities during 2011 was comprised of: (1) capital expenditures of $384 million (our portion of which was $321 million and the noncontrolling interest holders’ portion was $63 million), which includes $23 million of capital expenditures related to our Eagle Plant construction; (2) acquisition expenditures of $114 million, representing the carrying value of the net assets acquired, related to our acquisition of an initial 33.33% interest in Southeast Texas; (3) acquisition expenditures of $30 million related to our acquisition of our DJ Basin NGL fractionators and a payment of $8 million to the seller of Michigan Pipeline & Processing, LLC in relation to our contingent payment agreement; and (4) investments in unconsolidated affiliates of $8 million; partially offset by (5) proceeds from sales of assets of $5 million; and (6) a return of investment from unconsolidated affiliates of $2 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during 2013 was comprised of: (1) proceeds from long-term debt of $1,957 million, offset by payments of $1,988 million, for net repayment of long-term debt of $31 million; (2) proceeds from the issuance of commercial paper of $335 million; (3) proceeds from the issuance of common units, net of offering costs, of $1,083 million; (4) contributions from noncontrolling interests of $46 million; (5) net change in advances to predecessor from DCP Midstream, LLC of $32 million; and (6) contributions from DCP Midstream, LLC of $1 million; partially offset by (7) distributions to our limited partners and general partner of $277 million; (8) excess purchase price over acquired interests and commodity hedges of $85 million; (9) distributions to noncontrolling interests of $24 million;

(10) payment of deferred financing costs of $4 million; and (11) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.

During the year ended December 31, 2013, total outstanding indebtedness under our $1 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $1 million and did not exceed $607 million. The weighted-average indebtedness outstanding under the revolving credit facility was $429 million, $201 million, $265 million and $130 million for the first, second, third and fourth quarters of 2013, respectively.

The weighted-average indebtedness outstanding under the Commercial Paper Program was $273 million for the fourth quarter of 2013.
As of December 31, 2013, we had unused capacity under the revolving credit facility of $664 million, all of which was available for general working capital purposes.
During the year ended December 31, 2013, we had the following movements on our revolving credit facility:

•	$494 million repayment financed by the issuance of 12,650,000 common units in March 2013;

•	$434 million repayment financed by the issuance of 9,000,000 common units in August 2013; and

•	$335 million repayment financed by borrowings under our Commercial Paper Program; partially offset by

•	$209 million borrowings to fund the acquisition of the O'Connor plant;

•	$363 million net borrowings for general working capital purposes;

•	$86 million borrowings to fund the acquisition of the Front Range pipeline; and

•
$80 million borrowings primarily to reimburse DCP Midstream, LLC for its proportionate share of the capital spent to date, at closing, by the Eagle Ford system for the construction of the Goliad plant and for preformation capital expenditures.

Net cash provided by financing activities during 2012 was comprised of: (1) proceeds from long-term debt of $2,665 million, offset by payments of $1,792 million, for net borrowing of long-term debt of $873 million; (2) proceeds from the issuance of common units net of offering costs of $455 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $355 million; (4) contributions from noncontrolling interest of $25 million; (5) contributions from DCP Midstream, LLC of $10 million; partially offset by (6) distributions to our limited partners and general partner of $181 million; (7) excess purchase price over acquired interests of $225 million (8) distributions to noncontrolling interests of $9 million; and (9) payment of deferred financing costs of $8 million.

During 2012, total outstanding indebtedness under our $1 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $268 million and did not exceed $576 million. The weighted-average indebtedness outstanding under the Credit Agreement was $496 million, $369 million, $321 million and $455 million for the first, second, third and fourth quarters of 2012, respectively.

We had unused capacity, which is available for commitments under the Credit Agreement, of $732 million, $649 million, $699 million and $474 million at the end of the first, second, third and fourth quarters of 2012, respectively.

During 2012, we had the following movements on our revolving credit facility:

•	$63 million borrowing to fund the acquisition of the Crossroads system; and

•	$199 million net borrowings for general working capital purposes; partially offset by

•	$234 million repayment with proceeds from the issuance of 5,148,500 common units in March 2012.

Net cash provided by financing activities during 2011 was comprised of: (1) proceeds from the issuance of common units, net of offering costs, of $170 million; (2) net borrowing of long-term debt of $99 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $81 million; and (4) contributions from noncontrolling interests of $18 million; partially offset by (5) distributions to our unitholders and general partner of $132 million; (6) distributions to noncontrolling interests of $45 million; (7) excess purchase price over the acquired net assets of Southeast Texas of $36 million; and (8) payment of deferred financing costs of $4 million.

During 2011, total outstanding indebtedness under our $1 billion Credit Agreement, which includes borrowings under our revolving credit facility and letters of credit issued under the Credit Agreement, was not less than $426 million and did not exceed $591 million. The weighted-average indebtedness outstanding under the revolving credit facility was $519 million, $454 million, $484 million and $517 million for the first, second, third and fourth quarters of 2011, respectively.

We had unused capacity, which is available for commitments under the Credit Agreement of $424 million, $388 million, $373 million and $502 million at the end of the first, second, third and fourth quarters of 2011, respectively.

During 2011, we had the following movements on our revolving credit facility:

•	$150 million borrowing to fund the acquisition of our initial 33.33% interest in Southeast Texas;

•	$30 million borrowing to fund the purchase of the DJ Basin NGL fractionators;

•	$30 million borrowing to fund the Marysville tax payment;

•	$23 million borrowing to fund the purchase of certain tangible assets and land located in the Eagle Ford Shale; and

•	$6 million net borrowings; partially offset by

•	$140 million repayment financed by the issue of 3,596,636 common units in March 2011.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates, construction of the Lucerne 2 plant, the Marysville NGL storage project and expansion of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$23	$302	$325	$22	$388	$410
Noncontrolling interest portion and reimbursable projects (a)	2	36	38	8	65	73
Total	$25	$338	$363	$30	$453	$483

	Year Ended December 31, 2011
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$18	$303	$321
Noncontrolling interest portion and reimbursable projects (a)	6	57	63
Total	$24	$360	$384

(a)
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $242 million, $158 million and $8 million net of returns, during the year ended December 31, 2013, 2012 and 2011 respectively, to fund our share of capital expansion projects.
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
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units and the issuance of Commercial Paper and long-term debt. If these sources are not sufficient, we will reduce our discretionary spending.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $277 million, $181 million and $132 million during the years ended December 31, 2013, 2012 and 2011, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Description of the Credit Agreement — The Credit Agreement consists of a $1 billion revolving credit facility that matures November 10, 2016. As of December 31, 2013, there was no outstanding balance on the revolving credit facility resulting in unused revolver capacity of $664 million, all of which was available for general working capital purposes.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At December 31, 2013 and December 31, 2012, we had $1 million outstanding letters of credit issued under the Credit Agreement. Amounts undrawn under the revolving credit facility are available to repay amounts borrowed under our Commercial Paper Program, if necessary.

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
Description of Commercial Paper Program – In October 2013, we entered into a Commercial Paper Program under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our revolving credit facility, not to exceed $1 billion in the aggregate. Amounts undrawn under our revolving credit facility are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of December 31, 2013, we had $335 million of commercial paper outstanding which is included in short-term borrowings in our consolidated balance sheets.
The weighted-average interest rate on our commercial paper was 1.14% per annum, excluding the impact of interest rate swaps.
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
On September 30, 2010, we issued $250 million of our 3.25% Senior Notes due October 1, 2015. We received net proceeds of $248 million, net of underwriters’ fees, related expense and unamortized discounts of $2 million, which we used to repay funds borrowed under the revolver portion of our Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on October 1, 2015, unless redeemed prior to maturity. The underwriters’ fees and related expense are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of December 31, 2013, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$2,333	$392	$357	$586	$998
Operating lease obligations (b)	94	16	26	19	33
Purchase obligations (c)	280	199	59	19	3
Other long-term liabilities (d)	27	—	3	—	24
Total	$2,734	$607	$445	$624	$1,058

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $57 million, $107 million, $86 million, and $148 million for less than one year, one to three years, three to five years, and thereafter, respectively. The above table does not include estimated payments associated with our interest rate swaps as the repayment date and/or future interest rate are indeterminable.

(b)
Our operating lease obligations are contractual obligations, and primarily consist of our leased marine propane terminal and railcar leases, both of which provide supply and storage infrastructure for our Wholesale Propane Logistics business. Operating lease obligations also include natural gas storage in our Northern Louisiana system. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.

(c)
Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of December 31, 2013. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $24 million of asset retirement obligations, $1 million of environmental reserves and $2 million of firm transportation commitments recognized in the December 31, 2013 consolidated balance sheet. In addition, $11 million of deferred state income taxes was excluded as cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

We have no items that are classified as off balance sheet obligations.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies that require management to make estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. These accounting policies are described further in Note 2 of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

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

If the market value of our inventory is lower than the cost, we may be exposed to losses that could be material. If commodity prices were to decrease by 10% below our December 31, 2013 weighted-average cost, our net income would be affected by approximately $7 million.

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. We have not recorded any impairment charges on goodwill during the year ended December 31, 2013.

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

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. These techniques are also used when assigning the purchase price to acquired assets and liabilities.

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2013. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge.

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

Our impairment analyses require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. When there is evidence of loss in value, we assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.

Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2013. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value.

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

When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices.

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2013 would have affected net income by approximately $14 million based on our net derivative position for the year ended December 31, 2013.

Accounting for Asset Retirement Obligations
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit adjusted risk free interest rate, and accretes due to the passage of time based on the time value of money until the obligation is settled.

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

If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2013 would have less than a $1 million impact on our net income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and rates. We are exposed to market risks, including changes in commodity prices and interest rates. We may use financial instruments such as forward contracts, swaps and futures to mitigate a portion of the effects of identified risks. In general, we attempt to mitigate a portion of the risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures, distribution objectives and similar requirements.
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
Interest Rate Risk
Interest rates on future credit agreement draws and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively.
At December 31, 2013, we had interest rate swap agreements extending through June 2014 with notional values totaling $150 million, which are accounted for under the mark-to-market method of accounting and reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR. Prior to August of 2013, these interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the consolidated balance sheets.
At December 31, 2013, the effective weighted-average interest rate on our outstanding debt was 3.42%, taking into account our interest rate swap agreements with notional values totaling $150 million.
Based on the annualized unhedged borrowings under our Commercial Paper Program of $335 million as of December 31, 2013, a 0.5% annual movement in the interest rates would result in an approximately $2 million annualized increase or decrease in interest expense.
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
Commodity Cash Flow Protection Activities - We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various fixed price swaps and costless collar arrangements to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.
We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2013, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges from 2014 through 2017 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of February 20, 2014:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
January 2014 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
January 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
February 2014 — December 2014	Natural Gas	(2,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2017 — December 2017	Natural Gas	(7,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.17/MMBtu
January 2014 — December 2014	NGL's	(14,334) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$2.60/Gal
February 2014 — December 2014	NGL's	(2,220) Bbls/d	Mt.Belvieu Non-TET (d)	$1.12-$1.97/Gal
January 2015 — March 2015	NGL's	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$2.60/Gal
April 2015 — December 2015	NGL's	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2016 — March 2016	NGL's	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2014 — December 2014	Crude Oil	(1,893) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(2,043) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$87.60-$100.04/Bbl
January 2016 — March 2016	Crude Oil	(1,642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15-$101.30/Bbl
April 2016 — December 2016	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15-$101.30/Bbl
January 2014 — December 2014	Natural Gas	5,000 MMBtu/d	NYMEX Final Settlement Price (g)	$3.93 - $4.02/MMBtu
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	NYMEX Final Settlement Price (g)	$4.15 - $4.22/MMBtu
January 2014 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The inside FERC monthly published index price for Henry Hub.

(g)	NYMEX final settlement price for natural gas futures contracts (NG).
Our sensitivities for 2014 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2014, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a significant portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our unhedged condensate, natural gas and NGL volumes.

Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$—
Crude oil prices	$1.00	Barrel	$—
NGL prices	$0.01	Gallon	$0.7

In addition to the linear relationships in our commodity sensitivities above, additional factors cause us to be less sensitive to commodity price declines. A portion of our net income is derived from fee-based contracts and a portion from percentage of liquids processing arrangements that contain minimum fee clauses in which our processing margins convert to fee-based arrangements as NGL prices decline.
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
We estimate the following non-cash sensitivities for 2014 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
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

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a significant portion of our expected natural gas, NGL and condensate commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2017.
Based on historical trends, we generally expect NGL prices to directionally follow changes in crude oil prices over the long-term. However, the pricing relationship between NGLs and crude oil may vary, as we believe crude oil prices will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy, whereas NGL prices are more correlated to supply and U.S. petrochemical demand. However, the level of NGL exports has increased in recent years. We believe that future natural gas prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity of exploration and production companies and the balance of imports and exports of liquid natural gas, or LNG, from and to foreign locations. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall relative to demand levels.
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of December 31, 2013:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

December 31, 2013	Natural Gas	9,944,991 MMBtu	$36	$3.58/MMBtu
Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

January 2014-December 2015	Natural Gas	(52,982,500) MMBtu	$(16)	$3.56-$4.44/MMBtu
January 2014-December 2015	Natural Gas	40,990,000 MMBtu	$9	$3.56-$4.50/MMBtu
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
Valuation - Valuation of a contract’s fair value is validated by an internal group independent of the marketing group. While common industry practices are used to develop valuation techniques, changes in pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition. When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical and expected relationships with quoted market prices.
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

	Fair Value of Contracts as of December 31, 2013
Sources of Fair Value	Total	Maturity in 2014	Maturity in 2015-2016	Maturity in 2017-2018	Maturity in 2019 and Thereafter
	(Millions)
Prices supported by quoted market prices and other external sources	$(3)	$(14)	$11	$—	$—
Prices based on models or other valuation techniques	140	65	75	—	—
Total	$137	$51	$86	$—	$—

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
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
The consolidated financial statements give retrospective effect for the Company’s acquisition of the 80% ownership interest in DCP SC Texas, GP, of which 33.33% and 46.7% was acquired on November 2, 2012 and March 28, 2013, respectively, from DCP Midstream, LLC, as a combination of entities under common control, which has been accounted for in a manner similar to a pooling of interests, as described in Note 1 to the consolidated financial statements.
Also as described in Note 1 to the consolidated financial statements, the portion of the accompanying consolidated financial statements for the three years in the period ended December 31, 2013 attributable to DCP Southeast Texas Holdings, GP and DCP SC Texas, GP has been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if DCP Southeast Texas Holdings, GP and DCP SC Texas, GP had been operated as unaffiliated entities. Portions of certain expenses represent allocations made from, and are applicable to, DCP Midstream, LLC as a whole.
The consolidated financial statements give retrospective effect to new disclosure requirements regarding information related to balance sheet offsetting of assets and liabilities as disclosed in Note 11 to the consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 26, 2014

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$12	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million and less than $1 million, respectively	130	107
Affiliates	212	132
Inventories	67	76
Unrealized gains on derivative instruments	79	49
Other	3	2
Total current assets	503	368
Property, plant and equipment, net	3,005	2,550
Goodwill	154	154
Intangible assets, net	129	137
Investments in unconsolidated affiliates	627	304
Unrealized gains on derivative instruments	87	70
Other long-term assets	21	20
Total assets	$4,526	$3,603
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$232	$151
Affiliates	43	72
Short-term borrowings	335	—
Unrealized losses on derivative instruments	28	31
Capital spending accrual	24	44
Other	60	47
Total current liabilities	722	345
Long-term debt	1,590	1,620
Unrealized losses on derivative instruments	1	8
Other long-term liabilities	40	36
Total liabilities	2,353	2,009
Commitments and contingent liabilities
Equity:
Predecessor equity	—	357
Limited partners (89,045,139 and 61,346,058 common units issued and outstanding, respectively)	1,948	1,063
General partner	8	—
Accumulated other comprehensive loss	(11)	(15)
Total partners’ equity	1,945	1,405
Noncontrolling interests	228	189
Total equity	2,173	1,594
Total liabilities and equity	$4,526	$3,603
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$932	$820	$1,171
Sales of natural gas, propane, NGLs and condensate to affiliates	1,763	1,639	2,316
Transportation, processing and other	211	179	169
Transportation, processing and other to affiliates	57	53	36
(Losses) gains from commodity derivative activity, net	(5)	17	7
Gains from commodity derivative activity, net — affiliates	22	53	1
Total operating revenues	2,980	2,761	3,700
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,159	1,807	2,445
Purchases of natural gas, propane and NGLs from affiliates	222	370	655
Operating and maintenance expense	211	193	188
Depreciation and amortization expense	93	89	133
General and administrative expense	17	17	19
General and administrative expense — affiliates	45	57	56
Other expense (income)	8	—	(1)
Total operating costs and expenses	2,755	2,533	3,495
Operating income	225	228	205
Interest expense	(52)	(42)	(34)
Earnings from unconsolidated affiliates	33	26	23
Income before income taxes	206	212	194
Income tax expense	(8)	(1)	(1)
Net income	198	211	193
Net income attributable to noncontrolling interests	(17)	(13)	(30)
Net income attributable to partners	181	198	163
Net income attributable to predecessor operations	(6)	(33)	(63)
General partner’s interest in net income	(70)	(41)	(25)
Net income allocable to limited partners	$105	$124	$75
Net income per limited partner unit — basic	$1.34	$2.28	$1.73
Net income per limited partner unit — diluted	$1.34	$2.28	$1.72
Weighted-average limited partner units outstanding — basic	78.4	54.5	43.5
Weighted-average limited partner units outstanding — diluted	78.4	54.5	43.6
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Net income	$198	$211	$193
Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	4	10	21
Net unrealized losses on cash flow hedges	—	—	(13)
Net unrealized losses on cash flow hedges - predecessor operations	—	(1)	(2)
Total other comprehensive income	4	9	6
Total comprehensive income	202	220	199
Total comprehensive income attributable to noncontrolling interests	(17)	(13)	(30)
Total comprehensive income attributable to partners	$185	$207	$169
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$357	$1,063	$—	$(15)	$189	$1,594
Net income	6	105	70	—	17	198
Other comprehensive income	—	—	—	4	—	4
Net change in parent advances	32	—	—	—	—	32
Acquisition of an additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired additional 46.67% interest in the Eagle Ford system and commodity hedge	—	(203)	—	—	—	(203)
Issuance of 24,897,977 common units	—	1,082	—	—	—	1,082
Distributions to limited partners and general partner	—	(215)	(62)	—	—	(277)
Distributions to noncontrolling interests	—	—	—	—	(24)	(24)
Contributions from noncontrolling interests	—	—	—	—	46	46
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, December 31, 2013	$—	$1,948	$8	$(11)	$228	$2,173
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$628	$654	$(5)	$(21)	$306	$1,562
Net income	33	124	41	—	13	211
Other comprehensive (loss) income	(1)	—	—	10	—	9
Net change in advances to predecessor from DCP Midstream, LLC	200	—	—	—	40	240
Acquisition of 33.33% interest in the Eagle Ford system	(232)	—	—	—	—	(232)
Acquisition of additional 66.67% interest in Southeast Texas and NGL Hedge	(248)	40	—	—	—	(208)
Acquisition of additional 49.9% interest in East Texas	—	—	—	—	(176)	(176)
Issuance of units for Southeast Texas	—	48	—	—	—	48
Issuance of units for East Texas	—	33	—	—	—	33
Issuance of units for Mont Belvieu fractionators	—	60	—	—	—	60
Issuance of units for 33.33% interest in the Eagle Ford system	—	88	—	—	—	88
Deficit purchase price under carrying value of acquired net assets for Southeast Texas and East Texas	—	36	—	(4)	—	32
Excess purchase price over carrying value of acquired investments in Mont Belvieu fractionators	—	(175)	—	—	—	(175)
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL Hedge	—	(156)	—	—	—	(156)
Excess purchase price over carrying value of acquired net assets by the Eagle Ford system for Goliad and NGL Hedge	(23)	(9)	—	—	(10)	(42)
Issuance of 11,285,956 common units	—	455	—	—	—	455
Distributions to limited partners and general partner	—	(145)	(36)	—	—	(181)
Distributions to noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	25	25
Contributions from DCP Midstream, LLC	—	10	—	—	—	10
Balance, December 31, 2012	$357	$1,063	$—	$(15)	$189	$1,594
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2011	$610	$552	$(6)	$(28)	$288	$1,416
Net income	63	75	25	—	30	193
Other comprehensive (loss) income	(2)	—	—	8	—	6
Net change in advances to predecessor from DCP Midstream, LLC	71	—	—	—	15	86
Acquisition of Southeast Texas	(114)	—	—	—	—	(114)
Excess purchase price over acquired assets	—	(35)	—	(1)	—	(36)
Issuance of 4,357,921 common units	—	170	—	—	—	170
Equity-based compensation	—	3	—	—	—	3
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Distributions to limited partners and general partner	—	(108)	(24)	—	—	(132)
Distributions to noncontrolling interests	—	—	—	—	(45)	(45)
Contributions from noncontrolling interests	—	—	—	—	18	18
Balance, December 31, 2011	$628	$654	$(5)	$(21)	$306	$1,562

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Millions)
OPERATING ACTIVITIES:
Net income	$198	$211	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	93	89	133
Earnings from unconsolidated affiliates	(33)	(26)	(23)
Distributions from unconsolidated affiliates	39	24	25
Net unrealized losses (gains) on derivative instruments	36	(21)	(40)
Deferred income taxes, net	5	—	(29)
Other, net	14	3	5
Change in operating assets and liabilities, which (used) provided cash, net of effects of acquisitions:
Accounts receivable	(89)	(11)	34
Inventories	9	14	(14)
Accounts payable	51	(194)	106
Accrued interest	5	5	—
Other current assets and liabilities	(2)	(4)	2
Other long-term assets and liabilities	(2)	(8)	(5)
Net cash provided by operating activities	324	82	387
INVESTING ACTIVITIES:
Capital expenditures	(363)	(483)	(384)
Acquisitions, net of cash acquired	(696)	(433)	(38)
Acquisition of unconsolidated affiliates	(86)	(312)	(114)
Investments in unconsolidated affiliates	(242)	(158)	(8)
Return of investment from unconsolidated affiliate	—	1	2
Proceeds from sales of assets	—	2	5
Net cash used in investing activities	(1,387)	(1,383)	(537)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,957	2,665	1,524
Payments of long-term debt	(1,988)	(1,792)	(1,425)
Proceeds from issuance of commercial paper	335	—	—
Payments of deferred financing costs	(4)	(8)	(4)
Excess purchase price over acquired interests and commodity hedges	(85)	(225)	(36)
Proceeds from issuance of common units, net of offering costs	1,083	455	170
Net change in advances to predecessor from DCP Midstream, LLC	32	355	81
Distributions to limited partners and general partner	(277)	(181)	(132)
Distributions to noncontrolling interests	(24)	(9)	(45)
Contributions from noncontrolling interests	46	25	18
Distributions to DCP Midstream, LLC	(3)	—	—
Contributions from DCP Midstream, LLC	1	10	—
Net cash provided by financing activities	1,073	1,295	151
Net change in cash and cash equivalents	10	(6)	1
Cash and cash equivalents, beginning of year	2	8	7
Cash and cash equivalents, end of year	$12	$2	$8
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011
1. Description of Business and Basis of Presentation
DCP Midstream Partners, LP, with its consolidated subsidiaries, or us, we, our or the Partnership, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets.
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes: our natural gas services segment (which includes our 80% interest in the Eagle Ford system, our 100% owned Eagle Plant; our East Texas system; our Southeast Texas system; our Michigan system; our Northern Louisiana system; our Southern Oklahoma system; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or Collbran or our Piceance system; our 40% interest in Discovery Producer Services LLC, or Discovery; and our O'Connor plant), our NGL logistics segment (which includes the NGL storage facility in Michigan, our 12.5% interest in the Mont Belvieu Enterprise fractionator, our 20% interest in the Mont Belvieu 1 fractionator, the Black Lake and Wattenberg interstate NGL pipelines, the DJ Basin NGL fractionators, the Seabreeze and Wilbreeze intrastate NGL pipelines, our 33.33% interest in the Front Range interstate NGL pipeline, and our 10% interest in the Texas Express intrastate NGL pipeline), and our wholesale propane logistics segment (which includes six rail terminals, two marine terminals and one pipeline terminal).
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC and its affiliates’ employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 23% of us.
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
Our predecessor operations consist of a 66.67% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business, which we acquired from DCP Midstream, LLC in March 2012, and an 80% interest in the Eagle Ford system, of which we acquired 33.33% and 46.67% in November 2012 and March 2013, respectively, from DCP Midstream, LLC. Prior to our acquisition of the remaining 66.67% interest in Southeast Texas, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2012 transaction, we own 100% of Southeast Texas which we account for as a consolidated subsidiary. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system in March 2013, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2013 transaction, we own 80% of the Eagle Ford system which we account for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our consolidated financial statements include the historical results of our 100% interest in Southeast Texas and the commodity derivative hedge instruments associated with the storage business, and 80% interest in the Eagle Ford system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. In addition, the results of operations for acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

2. Summary of Significant Accounting Policies
Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates.
Cash and Cash Equivalents - We consider investments in highly liquid financial instruments purchased with an original stated maturity of 90 days or less and temporary investments of cash in short-term money market securities to be cash equivalents.
Inventories - Inventories, which consist primarily of NGLs and natural gas, are recorded at the lower of weighted-average cost or market value. Transportation costs are included in inventory.
Property, Plant and Equipment - Property, plant and equipment are recorded at historical cost. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.
Goodwill and Intangible Assets - Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill at the reporting unit level during the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices.
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
Long-Lived Assets - We periodically evaluate whether the carrying value of long-lived assets, including intangible assets, has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

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
Asset Retirement Obligations - Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities, obligations related to right-of-way easement agreements, and contractual leases for land use. We adjust our asset retirement obligation each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a risk free interest rate, and accretes due to the passage of time based on the time value of money until the obligation is settled.
Investments in Unconsolidated Affiliates - We use the equity method to account for investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence.
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
Unamortized Debt Expense - Expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. These expenses are recorded on the consolidated balance sheet as other long-term assets.
Noncontrolling Interest - Noncontrolling interest represents any third party or affiliate interest in non-wholly owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our consolidated balance sheet amounts shown as noncontrolling interest in equity. Distributions to and contributions from noncontrolling interests represent cash payments to and cash contributions from, respectively, such third party and affiliate investors.
Accounting for Risk Management Activities and Financial Instruments - Non-trading energy commodity derivatives are designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales. The remaining non-trading derivatives, which are related to asset-based activities for which the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses in derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Cash Flow Hedge	Hedge method (a)	Gross basis in the same consolidated statements of operations category as the related hedged item

Fair Value Hedge	Hedge method (a)	Gross basis in the same consolidated statements of operations category as the related hedged item

Normal Purchases or Normal Sales	Accrual method (b)	Gross basis upon settlement in the corresponding consolidated statements of operations category based on purchase or sale

Other Non-Trading Derivative Activity	Mark-to-market method (c)	Net basis in gains and losses from commodity derivative activity
______________

(a)
Hedge method - An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations for the effective portion until the service is provided or the associated delivery period impacts earnings. For fair value hedges, the change in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations in the same category as the related hedged item.

(b)
Accrual method - An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations for changes in fair value of a contract until the service is provided or the associated delivery period impacts earnings.

(c)
Mark-to-market method - An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations in gains and losses from commodity derivative activity during the current period.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Cash Flow and Fair Value Hedges - For derivatives designated as a cash flow hedge or a fair value hedge, we maintain formal documentation of the hedge. In addition, we formally assess both at the inception of the hedging relationship and on an ongoing basis, whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. All components of each derivative gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.
The fair value of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. The change in fair value of the effective portion of a derivative designated as a cash flow hedge is recorded in partners’ equity in accumulated other comprehensive income, or AOCI, and the ineffective portion is recorded in the consolidated statements of operations. During the period in which the hedged transaction impacts earnings, amounts in AOCI associated with the hedged transaction are reclassified to the consolidated statements of operations in the same line item as the item being hedged. Hedge accounting is discontinued prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is probable that the hedged transaction will not occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. The derivative continues to be carried on the consolidated balance sheets at its fair value; however, subsequent changes in its fair value are recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the hedged transaction impacts earnings, unless it is probable that the hedged transaction will not occur, in which case, the gains and losses that were previously deferred in AOCI will be immediately recognized in current period earnings.
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
Valuation - When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical relationships with quoted market prices and the expected relationship with quoted market prices.
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
Revenue Recognition - We generate the majority of our revenues from gathering, compressing, treating, processing, transporting, storing and selling of natural gas, and producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate. Once natural gas is produced from wells, producers then seek to deliver the natural gas and its components to end-use markets. We realize revenues either by selling the residue natural gas, NGLs and condensate, or by receiving fees. We also generate revenue from transporting, storing and selling propane.
We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•
Fee-based arrangements - Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas; and fractionating, storing and transporting NGLs. Our fee-based arrangements include natural gas arrangements pursuant to which we obtain natural gas at the wellhead or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.

•
Percent-of-proceeds/liquids arrangements - Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs, in lieu of us returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

•
Propane sales arrangements - Under propane sales arrangements, we generally purchase propane from natural gas processing plants and fractionation facilities, and crude oil refineries. We sell propane on a wholesale basis to propane distributors, who in turn resell to their customers. Our sales of propane are not contingent upon the resale of propane by propane distributors to their customers.

Our marketing of natural gas and NGLs consists of physical purchases and sales, as well as positions in derivative instruments.
We recognize revenues for sales and services under the four revenue recognition criteria, as follows:

•	Persuasive evidence of an arrangement exists - Our customary practice is to enter into a written contract.

•
Delivery - Delivery is deemed to have occurred at the time custody is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent we retain product as inventory, delivery occurs when the inventory is subsequently sold and custody is transferred to the third party purchaser.

•
The fee is fixed or determinable - We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable. For other arrangements, the amount of revenue, based on contractual terms, is determinable when the sale of the applicable product has been completed upon delivery and transfer of custody.

•
Collectability is reasonably assured - Collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (for example, credit metrics, liquidity and credit rating) and their ability to pay. If collectability is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is not recognized until the cash is collected.

We generally report revenues gross in the consolidated statements of operations, as we typically act as the principal in these transactions, take custody to the product, and incur the risks and rewards of ownership. We recognize revenues for non-trading commodity derivative activity net in the consolidated statements of operations as gains and losses from commodity derivative activity. These activities include mark-to-market gains and losses on energy trading contracts and the settlement of financial and physical energy trading contracts.
Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash.
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2013, 2012 and 2011. We had significant transactions with affiliates.
Environmental Expenditures - Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities included in the consolidated balance sheets as other current liabilities amounted to $1 million, and other long-term liabilities amounted to $1 million at both December 31, 2013 and 2012.
Equity-Based Compensation - Equity classified share-based compensation cost is measured at fair value, based on the closing common unit price at grant date, and is recognized as expense over the vesting period. Liability classified share-based compensation cost is remeasured at each reporting date at fair value, based on the closing common unit price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award. Awards granted to non-employees for acquiring, or in conjunction with selling, goods and services are measured at the estimated fair value of the goods or services, or the fair value of the award, whichever is more reliably measured.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Allowance for Doubtful Accounts - Management estimates the amount of required allowances for the potential non-collectability of accounts receivable generally based upon the number of days past due, past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.
Income Taxes - We are structured as a master limited partnership which is a pass-through entity for federal income tax purposes. Our income tax expense includes certain jurisdictions, including state, local, franchise and margin taxes of the master limited partnership and subsidiaries. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, is proportionately included in the federal returns of each partner.
Net Income or Loss per Limited Partner Unit - Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.
Capitalized Interest - We capitalize interest during construction of major projects. Interest is calculated on the monthly outstanding capital balance and ceases in the month that the asset is placed into service. We also capitalize interest on our equity method investments which are devoting substantially all efforts to establishing a new business and have not yet begun planned principal operations. Capitalization ceases when the investee commences planned principal operations. The rates used to calculate capitalized interest are the weighted-average cost of debt, including the impact of interest rate swaps.

3. Acquisitions
On August 5, 2013, we entered into a purchase and sale agreement with DCP Midstream, LP, or Midstream LP, a 100% owned subsidiary of DCP Midstream, LLC, pursuant to which the Partnership acquired from Midstream LP all of the membership interests in DCP LaSalle Plant LLC, or the LaSalle Transaction, for consideration of $209 million, subject to certain customary purchase price adjustments. The LaSalle Transaction was financed at closing using borrowings under our revolving credit facility.
DCP LaSalle Plant LLC owns the O'Connor plant, a cryogenic natural gas processing plant in Weld County, Colorado with initial capacity of 110 MMcf/d. Prior to the start of commercial operations in October 2013, the O'Connor plant was known as the LaSalle plant. The LaSalle Transaction represents a transfer of assets between entities under common control. The results of the O'Connor plant are included prospectively from the date of contribution in our Natural Gas Services segment. As of February 2014, the O'Connor plant expansion to 160 MMcf/d is mechanically complete.
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
Front Range owns a 33.33% equity interest in Front Range Pipeline LLC, a joint venture with affiliates of Enterprise Products Partners L.P., or Enterprise, and Anadarko Petroleum Corporation. The joint venture was formed to construct a new raw NGL mix pipeline that originates in the DJ Basin and extends approximately 435 miles to Skellytown, Texas, or the Front Range pipeline. With connections to the Mid-America pipeline, and to the Texas Express pipeline, in which the Partnership owns a 10% interest, the Front Range pipeline provides takeaway capacity and market access to the Gulf Coast for the expanding production of NGLs in the DJ Basin. The Front Range pipeline connects to the O'Connor plant as well as third party and DCP Midstream, LLC plants in the DJ Basin. The initial capacity of the Front Range pipeline is expected to be 150 MBbls/d, which could be expanded to 230 MBbls/d with the installation of additional pump stations. Enterprise is the operator of the pipeline, which was placed into service in February 2014. The Front Range pipeline currently has transportation agreements in place with affiliates of DCP Midstream, LLC and others. The transportation agreements provide for ship-or-pay arrangements for the first 10 years for a minimum volume specified in the agreement, with the last five years under plant dedication arrangements. The Front Range transaction represents a transfer of assets between entities under common control. The results of Front Range are included prospectively from the date of contribution in our NGL Logistics segment.
On March 28, 2013, we acquired an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, from DCP Midstream, LLC and an $87 million fixed price commodity derivative hedge for a three-year period for aggregate consideration of $626 million, plus customary working capital and other purchase price adjustments. $490 million of the consideration was financed with the net proceeds from our 3.875% 10-year Senior Notes offering, $125 million was financed by the issuance at

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

closing of an aggregate 2,789,739 of our common units to DCP Midstream, LLC and the remaining $11 million was paid with cash on hand. We also reimbursed DCP Midstream, LLC $50 million for 46.67% of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23 million as reimbursement for 46.67% of preformation capital expenditures. The $203 million excess purchase price over the carrying value of the acquired interest in the Eagle Ford system, as adjusted for customary working capital and other purchase price adjustments, was recorded as a decrease in limited partners’ equity. Prior to the acquisition of the additional interest in the Eagle Ford system, we owned a 33.33% interest which we accounted for as an unconsolidated affiliate using the equity method. The Eagle Ford system acquisition represents a transaction between entities under common control and a change in reporting entity. Accordingly, our consolidated financial statements have been adjusted to retrospectively include the historical results of our 80% interest in the Eagle Ford system for all periods presented, similar to the pooling method.
The results of our 80% interest in the Eagle Ford system are included in the consolidated balance sheets as of December 31, 2012. The following table presents the previously reported December 31, 2012 consolidated balance sheet, adjusted for the acquisition of the additional 46.67% interest in the Eagle Ford system from DCP Midstream, LLC:

As of December 31, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/27/13) (a)	Consolidate Eagle Ford system (b)	Remove Eagle Ford system Investment in Unconsolidated Affiliate (c)	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$1	$—	$2
Accounts receivable	182	57	—	239
Inventories	75	1	—	76
Other	51	—	—	51
Total current assets	309	59	—	368
Property, plant and equipment, net	1,727	823	—	2,550
Goodwill and intangible assets, net	291	—	—	291
Investments in unconsolidated affiliates	558	1	(255)	304
Other non-current assets	87	3	—	90
Total assets	$2,972	$886	$(255)	$3,603
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$234	$111	$—	$345
Long-term debt	1,620	—	—	1,620
Other long-term liabilities	35	9	—	44
Total liabilities	1,889	120	—	2,009
Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,063	612	(255)	1,420
Accumulated other comprehensive loss	(15)	—	—	(15)
Total partners’ equity	1,048	612	(255)	1,405
Noncontrolling interests	35	154	—	189
Total equity	1,083	766	(255)	1,594
Total liabilities and equity	$2,972	$886	$(255)	$3,603

(a)	Amounts as previously reported with 33.33% of the Eagle Ford system presented within investments in unconsolidated affiliates.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

(b)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

(c)	Adjustments to remove our 33.33% investment in unconsolidated affiliates.
The results of our 80% interest in the Eagle Ford system are included in the consolidated statements of operations for the year ended December 31, 2013 and 2012. The following tables present the previously reported consolidated statements of operations for the year ended December 31, 2012, adjusted for the acquisition of an 80% interest in the Eagle Ford system from DCP Midstream, LLC:

Year Ended December 31, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/27/13) (a)	Consolidate Eagle Ford system (b)	Remove Eagle Ford system Equity Earnings (c)	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$1,466	$993	$—	$2,459
Transportation, processing and other	185	47	—	232
Losses from commodity derivative activity, net	70	—	—	70
Total operating revenues	1,721	1,040	—	2,761
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,301	876	—	2,177
Operating and maintenance expense	123	70	—	193
Depreciation and amortization expense	64	25	—	89
General and administrative expense	46	28	—	74
Total operating costs and expenses	1,534	999	—	2,533
Operating income	187	41	—	228
Interest expense	(42)	—	—	(42)
Earnings from unconsolidated affiliates	29	—	(3)	26
Income before income taxes	174	41	(3)	212
Income tax expense	(1)	—	—	(1)
Net income	173	41	(3)	211
Net income attributable to noncontrolling interests	(5)	(8)	—	(13)
Net income attributable to partners	$168	$33	$(3)	$198

(a)	Amounts as previously reported with 33.33% of the Eagle Ford system presented within earnings from unconsolidated affiliates.

(b)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

(c)	Adjustments to remove the Eagle Ford system equity earnings at 33.33% from the date of acquisition through December 31, 2012.

Year Ended December 31, 2011

The results of our 80% interest in the Eagle Ford system are included in the consolidated statements of operations for the year ended December 31, 2011. The following tables present the previously reported consolidated statements of operations for the year ended December 31, 2011 adjusted for the acquisition of our 80% interest in the Eagle Ford system from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/27/13)	Consolidate Eagle Ford system (a)	Condensed Consolidated DCP Midstream Partners, LP (As currently reported)

Sales of natural gas, propane, NGLs and condensate	$2,178	$1,309	$3,487
Transportation, processing and other	172	33	205
Gains from commodity derivative activity, net	8	—	8
Total operating revenues	2,358	1,342	3,700
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,933	1,167	3,100
Operating and maintenance expense	126	62	188
Depreciation and amortization expense	101	32	133
General and administrative expense	48	27	75
Other income	(1)	—	(1)
Total operating costs and expenses	2,207	1,288	3,495
Operating income	151	54	205
Interest expense	(34)	—	(34)
Earnings from unconsolidated affiliates	23	—	23
Income before income taxes	140	54	194
Income tax expense	—	(1)	(1)
Net income	140	53	193
Net income attributable to noncontrolling interests	(19)	(11)	(30)
Net income attributable to partners	$121	$42	$163

(a)	Adjustments to present the Eagle Ford system on a consolidated basis with a 20% noncontrolling interest.

On July 3, 2012, we acquired the Crossroads processing plant and associated gathering system from Penn Virginia Resource Partners, L.P. for $63 million. The acquisition was financed at closing with borrowings under our revolving credit facility. The Crossroads system, located in the southeastern portion of Harrison County in East Texas, includes approximately 8 miles of gas gathering pipeline, an 80 MMcf/d cryogenic processing plant, approximately 20 miles of NGL pipeline and a 50% ownership interest in an approximately 11-mile residue gas pipeline, or CrossPoint Pipeline, LLC, which we accounted for as an unconsolidated affiliate using the equity method. The Crossroads system is a part of our East Texas system, which is included in our Natural Gas Services segment.
We accounted for the Crossroads business combination based on estimates of the fair value of assets acquired and liabilities assumed, including: property, plant and equipment; the equity investment in CrossPoint Pipeline, LLC; a liability for a firm transportation agreement which expires in 2015; and a gas purchase agreement under which a portion of those firm transportation payments are recoverable. Expected cash payments and receipts were recorded at their estimated fair value and are included in other current liabilities, other long-term liabilities, and accounts receivable as of the acquisition date. The following table summarizes the aggregate consideration and fair value of the identifiable assets acquired and liabilities assumed in the acquisition of Crossroads as of the acquisition date:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

July 3, 2012
(Millions)
Aggregate consideration	$63

Accounts receivable	$4
Property, plant and equipment	63
Investments in unconsolidated affiliates	6
Other current liabilities	(4)
Other long-term liabilities	(6)
Total	$63

The results of operations for acquisitions accounted for as a business combination are included in our results subsequent to the date of acquisition. Accordingly, total operating revenues of $22 million and net income of $1 million associated with Crossroads from the acquisition date to December 31, 2012 are included in our consolidated statement of operations for the year ended December 31, 2012.

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

	Year Ended December 31, 2012
	DCP Midstream Partners, LP	Acquisition of Crossroads (a)	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$2,761	$27	$2,788
Net income attributable to partners	$198	$2	$200
Less:
Net income attributable to predecessor operations	(32)	—	(32)
General partner’s interest in net income	(41)	—	(41)
Net income allocable to limited partners	$125	$2	$127

Net income per limited partner unit - basic and diluted	$2.28	$0.03	$2.31

(a)	The year ended December 31, 2012 includes the financial results of Crossroads for the period from January 1, 2012 through July 2, 2012.

	Year Ended December 31, 2011
	DCP Midstream Partners, LP	Acquisition of Crossroads	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$3,700	$114	$3,814
Net income attributable to partners	$163	$4	$167
Less:
Net income attributable to predecessor operations	(63)	—	(63)
General partner’s interest in net income	(25)	—	(25)
Net income allocable to limited partners	$75	$4	$79

Net income per limited partner unit - basic	$1.73	$0.09	$1.82
Net income per limited partner unit - diluted	$1.72	$0.09	$1.81

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

The supplemental pro forma total operating revenues for the year ended December 31, 2012 was adjusted to eliminate $5 million related to a contractual gas processing arrangement between us and Crossroads during the period.

The supplemental pro forma information is not intended to reflect actual results that would have occurred if the acquired business had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by us in the future.

4. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.
The Services Agreement fee is subject to adjustment based on the scope of general and administrative services performed by DCP Midstream, LLC.

The following is a summary of the fees we incurred under the Services and Omnibus Agreements, as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Services/Omnibus Agreement	$29	$26	$10
Other fees — DCP Midstream, LLC	16	31	46
Total — DCP Midstream, LLC	$45	$57	$56
In addition to the fees paid pursuant to the Services and Omnibus Agreements, we incurred allocated expenses, including insurance and internal audit fees with DCP Midstream, LLC of $2 million for the year ended December 31, 2013 and $1 million for each of the years ended December 31, 2012 and 2011, respectively. The Eagle Ford system incurred $14 million for the year ended December 31, 2013 and $27 million for each of the years ended December 31, 2012 and 2011, respectively, in general and administrative expenses directly from DCP Midstream, LLC. For the years ended December 31, 2012 and 2011, Southeast Texas incurred $3 million and $10 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012. During the year ended December 31, 2011, East Texas incurred $8 million in general and administrative expenses directly from DCP Midstream, LLC.
Competition
None of DCP Midstream, LLC, or any of its affiliates, including Phillips 66 and Spectra Energy, is restricted, under either the partnership agreement or the Services Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Phillips 66 and Spectra Energy, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Other Agreements and Transactions with DCP Midstream, LLC

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

DCP Midstream, LLC was a significant customer during the years ended December 31, 2013, 2012 and 2011. We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty.
We have a contractual arrangement with DCP Midstream, LLC, through March 2022, in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Southern Oklahoma system, which is part of our Natural Gas Services segment. In addition, we have an agreement with DCP Midstream, LLC providing for adjustments to those fees based upon plant efficiencies related to our portion of volumes from the Southern Oklahoma system being processed at DCP Midstream, LLC’s plant through March 2022. We generally report fees associated with these activities in the consolidated statements of operations as purchases of natural gas, propane and NGLs from affiliates. In addition, as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.
DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, included in our Northern Louisiana system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under an interruptible transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream, LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand are sold to DCP Midstream, LLC at an index-based price, less contractually agreed upon marketing fees. Revenues associated with these activities are reported gross in our consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.
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
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $1 million, $5 million and $18 million for the years ended December 31, 2013, 2012, and 2011 respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $5 million for the year ended December 31, 2012. We made a distribution to DCP Midstream, LLC related to capital projects at Southeast Texas of $3 million for the year ended December 31, 2013.
In conjunction with our acquisition of the O'Connor plant, we entered into a 15-year fee-based processing agreement with an affiliate of DCP Midstream, LLC pursuant to which such affiliate agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for such affiliate at the O'Connor plant. Under this agreement, we received fees of $6 million during the year ended December 31, 2013, which are included in transportation, processing and other to affiliates in the consolidated statements of operations.
As a result of a downstream outage, certain of our assets were required to curtail NGL production during 2012. DCP Midstream, LLC has reimbursed us for the impact of the curtailment and accordingly, we recorded $3 million to sales of natural gas, propane, NGLs and condensate to affiliates and less than $1 million to transportation, processing and other to affiliates in the consolidated statements of operations for the year ended December 31, 2012.
During the year ended December 31, 2011, East Texas received $8 million in business interruption recoveries related to the first quarter 2009 fire that was caused by a third party underground pipeline rupture outside of our property, or the East Texas recovery settlement. We have allocated the recoveries based upon relative ownership percentages at the time the losses were incurred, factoring in amounts previously reimbursed to us by DCP Midstream, LLC. For the year ended December 31, 2011, we recorded $7 million to sales of natural gas, propane, NGLs and condensate, with $5 million representing DCP Midstream, LLC’s portion recorded in net income attributable to noncontrolling interests, in the consolidated statement of operations.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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
The Texas Express Pipeline has in place a long-term, fee-based, ship-or-pay transportation agreement with DCP Midstream, LLC of 20 MBbls/d.
The Wattenberg pipeline has in place a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.
We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We incurred fees of $1 million and less than $1 million during the years ended December 31, 2013 and 2012, respectively, which are included in operating and maintenance expense in the consolidated statements of operations.
Spectra Energy
We had propane supply agreements with Spectra Energy that expired in April 2012, which provided us propane supply at our marine terminals, included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$1,762	$1,630	$2,259
Transportation, processing and other	$57	$50	$27
Purchases of natural gas, propane and NGLs	$159	$135	$189
Gains from commodity derivative activity, net	$22	$53	$1
Operating and maintenance expense	$1	$1	$1
General and administrative expense	$45	$57	$56
Phillips 66:
Sales of natural gas, propane, NGLs and condensate	$1	$—	$—
ConocoPhillips (a):
Sales of natural gas, propane, NGLs and condensate	$—	$9	$57
Transportation, processing and other	$—	$3	$9
Purchases of natural gas, propane and NGLs	$—	$67	$139
Spectra Energy:
Purchases of natural gas, propane and NGLs	$63	$166	$321
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$2	$6

(a)
In connection with Phillips 66's separation from ConocoPhillips, ConocoPhillips is not considered to be a related party for periods after April 30, 2012 and Phillips 66 is considered a related party for periods starting May 1, 2012.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

We had balances with affiliates as follows:

	December 31, 2013	December 31, 2012
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$211	$132
Accounts payable	$37	$66
Unrealized gains on derivative instruments — current	$79	$48
Unrealized gains on derivative instruments — long-term	$81	$64
Unrealized losses on derivative instruments — current	$18	$(11)
Unrealized losses on derivative instruments — long-term	$1	$—
Spectra Energy:
Accounts receivable	$1	$—
Accounts payable	$6	$5
Unconsolidated affiliates:
Accounts payable	$—	$1
5. Inventories
Inventories were as follows:

	December 31, 2013	December 31, 2012
	(Millions)
Natural gas	$38	$22
NGLs	29	54
Total inventories	$67	$76
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $4 million and $19 million in lower of cost or market adjustments during the years ended December 31, 2013 and 2012, respectively.
6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2013	December 31, 2012
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,205	$1,921
Processing, storage, and terminal facilities	35 — 60 Years	1,593	1,103
Other	3 — 30 Years	48	31
Construction work in progress		310	561
Property, plant and equipment		4,156	3,616
Accumulated depreciation		(1,151)	(1,066)
Property, plant and equipment, net		$3,005	$2,550
Interest capitalized on construction projects in 2013, 2012 and 2011 was $11 million, $7 million and $2 million, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets effective April 1, 2012. The key contributing factors to the change in depreciable lives is an increase in the producers' estimated remaining economically recoverable reserves resulting from the widespread application of techniques, such as hydraulic fracturing and horizontal drilling, that improve commodity production in the regions our assets serve. Advances in extraction processes, along with better technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. Based on our property, plant and equipment as of April 1, 2012, the new remaining depreciable lives resulted in an approximate $52 million reduction in depreciation expense for the year ended December 31, 2012. This change in our estimated depreciable lives increased net income per limited partner unit by $0.95 for the year ended December 31, 2012.
Depreciation expense was $85 million, $81 million, and $125 million for the years ended December 31, 2013, 2012, and 2011, respectively.
During the year ended December 31, 2013, we discontinued certain construction projects and wrote off approximately $8 million in construction work in progress to other expense in the consolidated statements of operations.
Asset Retirement Obligations - As of December 31, 2013 and 2012, we had asset retirement obligations of $24 million and $23 million, respectively, included in other long-term liabilities in the consolidated balance sheets. Accretion expense was $1 million for each of the years ended December 31, 2013 and 2011 and accretion benefit was less than $1 million for the year ended December 31, 2012.

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

7. Goodwill and Intangible Assets
The carrying value of goodwill as of December 31, 2013 and December 31, 2012 was $154 million for each of the periods, consisting of $82 million for our Natural Gas Services segment, $35 million for our NGL Logistics segment and $37 million for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the fair value of goodwill substantially exceeded its carrying value and that the entire amount of goodwill disclosed on the consolidated balance sheet is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	December 31,
	2013	2012
	(Millions)
Gross carrying amount	$164	$164
Accumulated amortization	(35)	(27)
Intangible assets, net	$129	$137

For each of the years ended December 31, 2013, 2012, and 2011, we recorded amortization expense of $8 million. As of December 31, 2013, the remaining amortization periods ranged from approximately 8 years to 22 years, with a weighted-average remaining period of approximately 17 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2014	$8
2015	8
2016	8
2017	8
2018	8
Thereafter	89
Total	$129

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2013	December 31, 2012
		(Millions)
Discovery Producer Services LLC	40%	$348	$223
Front Range Pipeline LLC	33.33%	134	—
Texas Express Pipeline	10%	96	41
Mont Belvieu Enterprise Fractionator	12.5%	26	19
Mont Belvieu 1 Fractionator	20%	16	14
CrossPoint Pipeline, LLC	50%	6	6
Other	Various	1	1
Total investments in unconsolidated affiliates		$627	$304
There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $28 million and $30 million at December 31, 2013 and December 31, 2012, respectively, which is associated with, and is being amortized over, the life of the underlying long-lived assets of Discovery.
There was an excess of the carrying amount of the investment over the underlying equity of Front Range of $4 million at December 31, 2013, which is associated with interest capitalized during the construction of the pipeline and will be amortized over the life of the underlying long-lived assets of Front Range pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Texas Express of $3 million and less than $1 million at December 31, 2013 and December 31, 2012, respectively, which is associated with interest capitalized during the construction of the pipeline and is being amortized over the life of the underlying long-lived assets of Texas Express.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $5 million and $6 million at December 31, 2013 and December 31, 2012, respectively, which is associated with, and is being amortized over the life of the underlying long-lived assets of Mont Belvieu 1.
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Mont Belvieu 1 Fractionator	$19	$6	$—
Mont Belvieu Enterprise Fractionator	14	5	—
Discovery Producer Services LLC	1	15	23
Texas Express	(1)	—	—
Total earnings from unconsolidated affiliates	$33	$26	$23
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Statements of operations:
Operating revenue	$484	$293	$213
Operating expenses	$298	$190	$163
Net income	$186	$103	$50

	December 31, 2013	December 31, 2012
	(Millions)
Balance sheets:
Current assets	$182	$129
Long-term assets	2,678	1,288
Current liabilities	(276)	(75)
Long-term liabilities	(37)	(43)
Net assets	$2,547	$1,299

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

our established counterparty credit policy, which takes into account any collateral margin that a counterparty may have posted with us as well as any letters of credit that they have provided.

•
Entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability positions with each counterparty. This adjustment takes into account any credit enhancements, such as collateral margin we may have posted with a counterparty, as well as any letters of credit that we have provided. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account our own credit rating, current credit spreads, as well as any change in such spreads since the last measurement date.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.
Within our Wholesale Propane Logistics segment, we may enter into a variety of financial instruments to either secure sales or purchase prices, or capture a variety of market opportunities. Since financial instruments for NGLs tend to be counterparty and location specific, we primarily use the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, data obtained from third party pricing services, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming on line, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.
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
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment; goodwill; and intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

The following table presents the financial instruments carried at fair value as of December 31, 2013 and December 31, 2012, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets (a):
Commodity derivatives	$—	$14	$65	$79	$—	$9	$40	$49
Short-term investments (b)	$9	$—	$—	$9	$2	$—	$—	$2
Long-term assets (c):
Commodity derivatives	$—	$12	$75	$87	$—	$5	$65	$70
Current liabilities (d):
Commodity derivatives	$—	$(26)	$—	$(26)	$—	$(26)	$(1)	$(27)
Interest rate derivatives	$—	$(2)	$—	$(2)	$—	$(4)	$—	$(4)
Long-term liabilities (e):
Commodity derivatives	$—	$(1)	$—	$(1)	$—	$(6)	$—	$(6)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Year ended December 31, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains (losses) included in earnings (c)	42	(50)	—	—
Transfers into Level 3 (b)	—	—	—
Transfers out of Level 3 (b)	(1)	(2)	1	—
Settlements	(40)	—	—	—
Purchases	24	62	—	—
Ending balance	$65	$75	$—	$—
Net unrealized gains (losses) still held included in earnings (c)	$41	$(50)	$—	$—
Year ended December 31, 2012 (a):
Beginning balance	$1	$1	$(1)	$—
Net realized and unrealized gains included in earnings (c)	14	2	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(2)	—	—	—
Purchases	27	62	—	—
Ending balance	$40	$65	$(1)	$—
Net unrealized gains still held included in earnings (c)	$13	$2	$—	$—

(a)	There were no issuances or sales of derivatives for the years ended December 31, 2013 and 2012.

(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

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

	December 31, 2013
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$140	$0.27-$2.11	Per gallon

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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
The fair value of our interest rate swaps and commodity non-trading derivatives is based on prices supported by quoted market prices and other external sources and prices based on models and other valuation methods. The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, our NGL and crude oil swaps, and our NYMEX positions in natural gas. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from a third party pricing service and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate. The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the specific market point.
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
The fair value of accounts receivable, accounts payable and short-term borrowings are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
The carrying value of outstanding balances under our Credit Agreement was $525 million as of December 31, 2012, which approximated fair value.
The carrying and fair values of the 3.875% Senior Notes were $494 million and $461 million, respectively, as of December 31, 2013.
The carrying and fair values of the 2.50% Senior Notes was $497 million and $500 million as of December 31, 2013. The carrying value as of December 31, 2012 was $500 million, which approximated fair value.
The carrying and fair values of the 4.95% Senior Notes was $349 million and $354 million, respectively as of December 31, 2013, and $350 million and $374 million, respectively, as of December 31, 2012.
The carrying and fair values of the 3.25% Senior Notes were $250 million and $258 million, respectively, as of December 31, 2013, and $250 million and $259 million, respectively, as of December 31, 2012.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

10. Debt

	December 31, 2013	December 31, 2012
	(Millions)
Commercial Paper
Short-term borrowings, weighted-average interest rate of 1.14%	$335	$—
Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.47%, as of December 31, 2012, due November 10, 2016 (a)	—	525
Debt Securities
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	—
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Unamortized discount	(10)	(5)
Total debt	1,925	1,620
Short-term borrowings	(335)	—
Total long-term debt	$1,590	$1,620

(a)
$150 million was swapped to a fixed rate obligation with fixed rates ranging from 2.94% to 2.99%, for a net effective rate of 2.25% on the $525 million of outstanding debt under our revolving credit facility as of December 31, 2012.

Commercial Paper Program
In October 2013, we entered into a commercial paper program, or the Commercial Paper Program, under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our revolving credit facility, not to exceed $1 billion in the aggregate. Amounts undrawn under our revolving credit facility are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of December 31, 2013, we had $335 million of commercial paper outstanding which is included in short-term borrowings in our consolidated balance sheets.
Credit Agreement
We have a $1 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.
At December 31, 2013 and 2012, we had $1 million of letters of credit issued and outstanding under the Credit Agreement. As of December 31, 2013, the unused capacity under the Credit Agreement was $664 million, net of amounts outstanding under our Commercial Paper Program and letters of credit, which was available for general working capital purposes.
Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the November 10, 2016 maturity date.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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
Debt Securities
On March 14, 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts of $10 million, which we used to fund a portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes will be paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity.

On November 27, 2012, we issued $500 million of our 2.50% 5-year Senior Notes due December 1, 2017. We received net proceeds of $494 million, net of underwriters’ fees, related expenses and unamortized discounts of $6 million. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, commencing June 1, 2013. The notes will mature on December 1, 2017, unless redeemed prior to maturity.

On March 13, 2012, we issued $350 million of our 4.95% 10-year Senior Notes due April 1, 2022. We received net proceeds of $346 million, net of underwriters’ fees, related expenses and unamortized discounts of $4 million, which we used to fund the cash portion of the acquisition of the remaining 66.67% interest in Southeast Texas and to repay funds borrowed under our Term Loan and Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on April 1, 2022, unless redeemed prior to maturity.

On September 30, 2010, we issued $250 million of our 3.25% Senior Notes due October 1, 2015. We received net proceeds of $248 million, net of underwriters’ fees, related expense and unamortized discounts of $2 million, which we used to repay funds borrowed under the revolver portion of our Credit Agreement. Interest on the notes is paid semi-annually on April 1 and October 1 of each year. The notes will mature on October 1, 2015, unless redeemed prior to maturity.
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
The future maturities of long-term debt in the year indicated are as follows:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Debt Maturities
(Millions)
2014	$—
2015	250
2016	—
2017	500
2018	—
Thereafter	850
1,600
Unamortized discount	(10)
Total	$1,590
11. Risk Management and Hedging Activities
Our day-to-day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with either physical or financial transactions. We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. The Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The following describes each of the risks that we manage.
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a significant portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2017 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships; however, a significant amount of our NGL hedges from 2014 through 2017 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. To mitigate risk associated with the forecasted purchase of natural gas, we executed a series of derivative financial instruments, which were designated as cash flow hedges. During the second half of 2013, Southeast Texas purchased base gas to bring the storage cavern to operation. The balance in accumulated other comprehensive income, or AOCI, of these cash flow hedges was in a loss position of $3 million as of December 31, 2013. While the cash paid upon settlement of these hedges economically fixed the cash required to purchase the base gas, the deferred loss will remain in AOCI until the cavern is emptied and the base gas is sold.

Interest Rate Risk
At December 31, 2013, we had interest rate swap agreements extending through June 2014 with notional values totaling $150 million, which are accounted for under the mark-to-market method of accounting and reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR. Prior to August of 2013, these interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the consolidated balance sheets. The deferred loss in AOCI of $3 million, at the time of de-designation, will be reclassified into earnings as the hedged transactions impact earnings.
In March 2012, we settled $195 million of our forward-starting interest rate swap agreements for $7 million. The net deferred losses in AOCI of $5 million, at the settlement date, will be amortized into interest expense associated with our long-term debt offering through 2022.
Contingent Credit Features
Each of the above risks is managed through the execution of individual contracts with a variety of counterparties. Certain of our derivative contracts may contain credit-risk related contingent provisions that may require us to take certain actions in certain circumstances.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under those agreements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2013, we are not a party to any agreements that would be subject to these provisions other than our Credit Agreement.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2013, we had $8 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2013, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2013, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $6 million.
As of December 31, 2013, we had $150 million of interest rate swap instruments that were in a net liability position of $2 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.
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
Offsetting
Certain of our derivative instruments are subject to a master netting or similar arrangement, whereby we may elect to settle multiple positions with an individual counterparty through a single net payment. Each of our individual derivative instruments are presented on a gross basis on the consolidated balance sheets, regardless of our ability to net settle our positions. Instruments that are governed by agreements that include net settle provisions allow final settlement, when presented with a termination event, of outstanding amounts by extinguishing the mutual debts owed between the parties in exchange for a net amount due. We have trade receivables and payables associated with derivative instruments, subject to master netting or similar agreements, which are not included in the table below. The following summarizes the gross and net amounts of our derivative instruments:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	December 31, 2013			December 31, 2012
Assets:
Commodity derivatives	$166	$(13)	$153	$119	$(10)	$109
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity derivatives	$(27)	$13	$(14)	$(33)	$10	$(23)
Interest rate derivatives	$(2)	$—	$(2)	$(6)	$—	$(6)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Summarized Derivative Information
The fair value of our derivative instruments that are designated as hedging instruments and those that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31, 2013	December 31, 2012	Balance Sheet Line Item	December 31, 2013	December 31, 2012
	(Millions)			(Millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(3)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$—	$(3)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(2)
	$—	$—		$—	$(6)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$79	$49	Unrealized losses on derivative instruments — current	$(26)	$(24)
Unrealized gains on derivative instruments — long-term	87	70	Unrealized losses on derivative instruments — long-term	(1)	(6)
	$166	$119		$(27)	$(30)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2)	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$(2)	$—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Losses reclassified from AOCI to earnings — effective portion	4	(b)	—	—	4
Net deferred (losses) gains in AOCI (ending balance)	$(6)		$(6)	$1	$(11)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(2)		$—	$—	$(2)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our consolidated statements of operations.
For the year ended December 31, 2013, less than $1 million of derivative losses attributable to the ineffective portion was recognized in gains or losses from commodity derivative activity, net and interest expense in our consolidated statements of operations. For the year ended December 31, 2013, $1 million of derivative gains were reclassified from AOCI to earnings from unconsolidated affiliates as a result of amounts excluded from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
The following table summarizes the impact on our consolidated balance sheet and consolidated statements of operations of our derivative instruments that are accounted for using the cash flow hedge method of accounting for the year ended December 31, 2012:

	(Losses) gains Recognized in AOCI on Derivatives — Effective Portion	Losses Reclassified From AOCI to Earnings — Effective Portion		Losses Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded From Effectiveness Testing
	(Millions)
Interest rate derivatives	$(1)	$(10)	(a)	$(2)	(a) (b)
Commodity derivatives	$(1)	$—		$—
Foreign currency derivatives (c)	$1	$—		$—

(a)	Included in interest expense in our consolidated statements of operations.

(b)
For the year ended December 31, 2012, less than $1 million of derivative losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

(c)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2013	2012	2011
	(Millions)
Third party:
Realized (losses) gains	$(19)	$4	$(36)
Unrealized gains	14	13	43
(Losses) gains from commodity derivative activity, net	$(5)	$17	$7
Affiliates:
Realized gains	$73	$45	$2
Unrealized (losses) gains	(51)	8	(1)
Gains from commodity derivative activity, net —affiliates	$22	$53	$1

Interest Rate Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2013	2012	2011
	(Millions)
Third party:
Realized losses	$(2)	$(7)	$(4)
Unrealized gains	2	7	5
Interest expense	$—	$—	$1
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

	December 31, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMbtu)
2014	(690,945)	(21,673,620)	(5,171,910)	21,415,000
2015	(745,695)	(9,458,975)	(5,691,570)	1,875,000
2016	(561,922)	(1,838,564)	(813,267)	—

	December 31, 2012
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (Mmbtu)
2013	(943,379)	(8,887,980)	(2,593,955)	9,690,000
2014	(584,365)	(4,712,880)	(2,584,930)	(1,350,000)
2015	(401,865)	(5,127,155)	(2,491,250)	—
2016	(183,000)	—	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of December 31, 2013, we have swaps with a notional value of $70 million and $80 million, which, in aggregate, exchange $150 million of our floating rate obligation to a fixed rate obligation through June 2014.
12. Partnership Equity and Distributions
General — During the year ended December 31, 2013, we issued 1,408,547 of our common units pursuant to an equity distribution agreement entered into in August 2011, or the 2011 equity distribution agreement. We received proceeds of $67 million, net of commissions and offering costs of $2 million, which were used to finance growth opportunities and for general partnership purposes. The 2011 equity distribution agreement provided for the offer and sale of common units having an aggregate offering amount of up to $150 million. As of December 31, 2013, no common units remain available for sale pursuant to this equity distribution agreement and we have deregistered the corresponding registration statement.
In August 2013, we issued 9,000,000 common units at $50.04 per unit. We received proceeds of $434 million, net of offering costs.
In June 2013, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement allows us to issue additional common units. In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2013, we issued 1,839,430 of our common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of accrued commissions and offering costs of $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2013, approximately $212 million of the aggregate offering amount remains available for sale pursuant to the 2013 equity distribution agreement.
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

In July 2012, we closed a private placement of equity with a group of institutional investors in which we sold 4,989,802 common units at a price of $35.55 per unit, and received proceeds of $174 million net of offering costs.

In June 2012, we filed a universal shelf registration statement on Form S-3 with the SEC with an unlimited offering amount, to replace an existing shelf registration statement. The universal shelf registration statement allows us to issue additional common units and debt securities. Our 9,000,000 and 12,650,000 common units issued in August 2013 and March 2013, respectively, and 2.50% 5-year Senior Notes were issued under this registration statement.

In March 2012, we issued 5,148,500 common units at $47.42 per unit. We received proceeds of $234 million, net of offering costs.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

In March 2011, we issued 3,596,636 common units at $40.55 per unit. We received proceeds of $140 million, net of offering costs.

In February 2011, we issued 8,399 common units, from our LTIP to employees as compensation for their service during 2010, 2009 and 2008.

Definition of Available Cash — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in the partnership agreement, to unitholders of record on the applicable record date, as determined by our general partner. Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less the amount of cash reserves established by the general partner to:
•provide for the proper conduct of our business;
•comply with applicable law, any of our debt instruments or other agreements; and

•	provide funds for distributions to the unitholders and to our general partner for any one or more of the next four quarters;

•	plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter.

General Partner Interest and Incentive Distribution Rights - The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 1% and limited partner interest of 1% as of December 31, 2013. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. The general partner’s incentive distribution rights were not reduced as a result of our common unit issuances, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.

Distributions of Available Cash - Our partnership agreement, after adjustment for the general partner’s relative ownership level, requires that we make distributions of Available Cash from operating surplus for any quarter in the following manner:

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
The following table presents our cash distributions paid in 2013, 2012 and 2011:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
November 14, 2012	$0.6800	$53
August 14, 2012	$0.6700	$49
May 15, 2012	$0.6600	$43
February 14, 2012	$0.6500	$37
November 14, 2011	$0.6400	$35
August 12, 2011	$0.6325	$34
May 13, 2011	$0.6250	$33
February 14, 2011	$0.6175	$30
13. Equity-Based Compensation

Total compensation cost for equity-based arrangements was as follows:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Performance Phantom Units	$1	$1	$5
Phantom Units	—	—	—
Restricted Phantom Units	1	1	2
Total compensation cost	$2	$2	$7

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

On February 15, 2012, the board of directors of our General Partner adopted a 2012 LTIP for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provides for the grant of phantom units and the grant of DERs. The phantom units consist of a notional unit based on the value of common units or shares of the Partnership, Phillips 66 and Spectra Energy.

The LTIPs were administered by the compensation committee of the General Partner’s board of directors through 2012, and by the General Partner’s board of directors beginning in 2013. All awards are subject to cliff vesting.

Prior to February 18, 2011, substantially all equity-based awards were accounted for as liability awards. Effective February 18, 2011, the Modification Date, we have the intent and ability to settle certain awards within our control in units and therefore modified the accounting for these awards. We classified them as equity awards based on their re-measured fair value. The fair value was determined based on the closing price of our common units on the Modification Date. Such modification resulted in a reclassification of $2 million from share-based compensation liability to additional paid-in capital on the Modification Date. Compensation expense on unvested equity awards as of the Modification Date is recognized ratably over each remaining vesting period.

We account for other awards, which are subject to settlement in cash, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date.

The reclassification of the affected awards did not impact our accounting for dividend equivalent rights as these instruments will continue to be settled in cash and therefore retain their share-based compensation liability classification.

Performance Phantom Units - We have awarded Performance Phantom Units, or PPUs, pursuant to the LTIP to certain employees. PPUs generally vest in their entirety at the end of a three year performance period. The number of PPUs that will ultimately vest range, in value up to 200% of the outstanding PPUs, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the board of directors of our General Partner. The DERs are paid in cash at the end of the performance period. Of the remaining PPUs outstanding at December 31, 2013, 2,070 units are expected to vest on December 31, 2014 and 10,890 units are expected to vest on December 31, 2015.

At December 31, 2013, there was less than $1 million of unrecognized compensation expense related to the PPUs that is expected to be recognized over a weighted-average period of approximately 2 years. The following table presents information related to the PPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2011	67,350	$15.42
Granted	10,580	$41.80
Vested	(50,720)	$10.05
Forfeited	—	$—
Outstanding at December 31, 2011	27,210	$35.69
Granted (a)	11,740	$39.31
Vested	(20,100)	$34.57
Forfeited	(7,760)	$38.97
Outstanding at December 31, 2012	11,090	$39.24
Granted	11,450	$40.88
Vested (b)	(3,800)	$40.75
Forfeited	(4,990)	$38.77
Outstanding at December 31, 2013	13,750	$40.36	$50.33
Expected to vest (c)	12,960	$40.38	$50.33

(a)	Includes the impact of conversion of the underlying securities, in connection with Phillip 66's separation from ConocoPhillips, granted under the 2012 LTIP.

(b)	The units vested at 150%.

(c)
Based on our December 31, 2013 estimated achievement of specified performance targets, the performance estimate for units granted in both 2013 and 2012 is 100%. The estimated forfeiture rate for units granted in both 2013 and 2012 is 10%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid related to PPUs, including the related DERs:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Fair value of units vested	less than $1	$1	$5
Unit-based liabilities paid	$1	$5	$—

Phantom Units - As part of their director fees, we granted 4,400 Phantom Units to directors during the year ended December 31, 2013 and 4,000 Phantom Units to directors during each of the years ended December 31, 2012, and 2011, respectively. All of these units vested in their respective grant years, and were settled in units. The DERs are paid in cash quarterly in arrears. The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2011	—	$—
Granted	4,000	$41.80
Vested	(4,000)	$41.80
Outstanding at December 31, 2011	—	$—
Granted	4,000	$48.03
Vested	(4,000)	$48.03
Outstanding at December 31, 2012	—	$—
Granted	4,400	$46.39
Vested	(4,400)	$46.39
Outstanding at December 31, 2013	—	$—	$—

The fair value of units vested related to Phantom Units was less than $1 million for each of the years ended December 31, 2013, 2012 and 2011.

Restricted Phantom Units - Our General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. Of the remaining RPUs outstanding at December 31, 2013, 2,070 units are expected to vest on December 31, 2014 and 11,281 units are expected to vest on December 31, 2015. The DERs are paid in cash quarterly in arrears. At December 31, 2013, there was less than $1 million of unrecognized compensation expense related to the RPUs that is expected to be recognized over a weighted-average period of approximately 2 years. The following table presents information related to the RPUs:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2011	67,350	$15.42
Granted	10,580	$41.80
Vested	(58,600)	$12.97
Forfeited	—	$—
Outstanding at December 31, 2011	19,330	$37.27
Granted (a)	11,740	$39.31
Vested	(19,060)	$37.31
Forfeited	(7,760)	$43.27
Outstanding at December 31, 2012	4,250	$39.63
Granted	11,590	$41.94
Vested	(1,950)	$41.80
Forfeited	—	$—
Outstanding at December 31, 2013	13,890	$41.25	$50.33
Expected to vest	13,351	$41.38	$50.30

(a)	Includes the impact of conversion of the underlying securities, in connection with Phillip 66's separation from ConocoPhillips, granted under the 2012 LTIP.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Restricted Phantom Units:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Fair value of units vested	less than $1	$1	$3
Unit-based liabilities paid	$1	$2	$1

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 10% for units granted in both 2013 and 2012. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

14. Net Income or Loss per Limited Partner Unit

Our net income or loss is allocated to the general partner and the limited partners in accordance with their respective ownership percentages, after allocating Available Cash generated during the period in accordance with our partnership agreement.

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
Basic and diluted net income or loss per LPU is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 19,179, 33,043 and 64,286 equivalent units during the years ended December 31, 2013, 2012 and 2011, respectively.
15. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the years ended December 31, 2013 and 2012.

In December 2010, we acquired all of the interests in Marysville Hydrocarbons Holdings, LLC, an entity that owned a taxable C-Corporation consolidated return group. We estimated $35 million of deferred tax liabilities resulting from built-in tax gains recognized in the transaction and recorded this as part of our preliminary acquisition accounting as of December 31, 2010. In January 2011, we merged two 100% owned subsidiaries of Marysville Hydrocarbons Holding, LLC and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered the deferred tax liabilities resulting from built-in tax gains to become currently payable. Accordingly, the estimated $35 million of deferred tax liabilities at December 31, 2010 became currently payable on January 4, 2011. During 2011, we made federal and state tax payments of $29 million and less than $1 million, respectively, related to our estimated $35 million tax liability that resulted from our acquisition of Marysville. In 2011, the remaining $5 million estimated tax payable was reclassified to goodwill in our final acquisition accounting for the Marysville business combination.

The State of Texas imposes a margin tax that is assessed at 0.975% of taxable margin apportioned to Texas for the year ended December 31, 2013 and 1% for the years ended December 31, 2012 and 2011. For the year ended December 31, 2011, the state of Michigan imposed a business tax of 0.8% on gross receipts and 4.95% of Michigan taxable income. The sum of the gross receipts and income tax was subject to a tax surcharge of 21.99%. The Michigan business tax was repealed beginning with the year ended December 31, 2012.

Income tax expense consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Current:
Federal income tax expense	$—	$—	$(29)
State income tax expense	(3)	(1)	(2)
Deferred:
Federal income tax benefit	—	—	29
State income tax (expense) benefit	(5)	—	1
Total income tax expense	$(8)	$(1)	$(1)

We had net long-term deferred tax liabilities of $11 million and $6 million as of December 31, 2013 and 2012, included in other long-term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our Texas operations, and are primarily associated with depreciation related to property, plant and equipment.
Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

16. Commitments and Contingent Liabilities

Litigation

Prospect — In 2011, we received an arbitration claim, or the Claim, filed with the American Arbitration Association by Prospect Street Energy, LLC and Prospect Street Ventures I, LLC, or together, the Claimants, against EE Group, LLC, or EE Group, and a number of other parties that previously owned, directly or indirectly, our Marysville NGL storage facility, or collectively, the Respondents. EE Group is our indirect subsidiary which we acquired in connection with our acquisition of Marysville Hydrocarbons Holdings, LLC, or Marysville, on December 30, 2010. The Claim involves actions taken and time periods prior to our ownership of EE Group and Marysville, and includes several causes of action including claims of civil conspiracy, breach of fiduciary duty and fraud. As of February 2014, we have entered into separate settlement agreements with the Claimants and the other Respondents involved in the arbitration. We believe these settlement agreements substantially mitigate our liability in this matter and therefore, we consider this matter closed.
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

Indemnification - DCP Midstream, LLC has indemnified us for certain potential environmental claims, losses and expenses associated with the operation of the assets of certain of our predecessors.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Other Commitments and Contingencies - We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $17 million, $14 million, and $15 million for the years ended December 31, 2013, 2012, and 2011, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2013:

(Millions)
2014	$16
2015	14
2016	12
2017	10
2018	9
Thereafter	33
Total minimum rental payments	$94

17. Business Segments
Our operations are located in the United States and are organized into three reporting segments: Natural Gas Services; NGL Logistics; and Wholesale Propane Logistics.
Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. The segment consists of our 80% interest in the Eagle Ford system, 100% owned Eagle Plant, East Texas system, Southeast Texas system, Michigan system, Northern Louisiana system, Southern Oklahoma system, Wyoming system, 75% interest in the Piceance system, 40% interest in Discovery, and the O'Connor plant.
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
Wholesale Propane Logistics — Our Wholesale Propane Logistics segment provides services that include the receipt of propane by pipeline, rail or ship to our terminals that store and deliver the product to distributors. The segment consists of six owned rail terminals, one owned marine terminal, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

The following tables set forth our segment information:
Year Ended December 31, 2013:

	Natural Gas Services (d)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,527	$73	$380	$—	$2,980
Gross margin (a)	$475	$72	$52	—	$599
Operating and maintenance expense	(180)	(16)	(15)	—	(211)
Depreciation and amortization expense	(85)	(6)	(2)	—	(93)
General and administrative expense	—	—	—	(62)	(62)
Other expense	(1)	(3)	(4)	—	(8)
Earnings from unconsolidated affiliates	1	32	—	—	33
Interest expense	—	—	—	(52)	(52)
Income tax expense (b)	—	—	—	(8)	(8)
Net income (loss)	$210	$79	$31	$(122)	$198
Net income attributable to noncontrolling interests	(17)	—	—	—	(17)
Net income (loss) attributable to partners	$193	$79	$31	$(122)	$181
Non-cash derivative mark-to-market (c)	$(36)	$—	$(1)	$1	$(36)
Non-cash lower of cost or market adjustments	$2	$—	$2		$4
Capital expenditures	$334	$24	$5	$—	$363
Acquisition expenditures	$696	$86	$—	$—	$782
Investments in unconsolidated affiliates	$133	$109	$—	$—	$242

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Year Ended December 31, 2012:

	Natural Gas Services (d)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,282	$64	$415	$—	$2,761
Gross margin (a)	$478	$64	$42	$—	$584
Operating and maintenance expense	(162)	(16)	(15)	—	(193)
Depreciation and amortization expense	(81)	(6)	(2)	—	(89)
General and administrative expense	—	—	—	(74)	(74)
Earnings from unconsolidated affiliates	15	11	—	—	26
Interest expense	—	—	—	(42)	(42)
Income tax expense (b)	—	—	—	(1)	(1)
Net income (loss)	$250	$53	$25	$(117)	$211
Net income attributable to noncontrolling interests	(13)	—	—	—	(13)
Net income (loss) attributable to partners	$237	$53	$25	$(117)	$198
Non-cash derivative mark-to-market (c)	$20	$—	$1	$—	$21
Capital expenditures	$467	$12	$4	$—	$483
Acquisitions net of cash acquired	$715	$30	$—	$—	$745
Investments in unconsolidated affiliates	$115	$43	$—	$—	$158

Year Ended December 31, 2011:

	Natural Gas Services (d)	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (f)	Total
	(Millions)
Total operating revenue	$3,012	$57	$633	$—	$(2)	$3,700
Gross margin (a)	$497	$52	$51	$—	$—	$600
Operating and maintenance expense	(157)	(16)	(15)	—	—	(188)
Depreciation and amortization expense	(122)	(8)	(3)	—	—	(133)
General and administrative expense	—	—	—	(75)	—	(75)
Earnings from unconsolidated affiliates	23	—	—	—	—	23
Other operating income	—	1	—	—	—	1
Interest expense	—	—	—	(34)	—	(34)
Income tax expense (b)	—	—	—	(1)	—	(1)
Net income (loss)	241	29	33	(110)	—	193
Net income attributable to noncontrolling interests	(30)	—	—	—	—	(30)
Net income (loss) attributable to partners	$211	$29	$33	$(110)	$—	$163
Non-cash derivative mark-to-market (c)	$42	$—	$—	$(2)	$—	$40
Capital expenditures	$371	$9	$4	$—	$—	$384
Acquisitions net of cash acquired	$122	$30	$—	$—	$—	$152
Investments in unconsolidated affiliates	$8	$—	$—	$—	$—	$8

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	December 31,
	2013	2012	2011
	(Millions)
Segment long-term assets:
Natural Gas Services (d)	$3,262	$2,706	$2,171
NGL Logistics	555	340	250
Wholesale Propane Logistics	106	105	104
Other (e)	100	84	14
Total long-term assets	4,023	3,235	2,539
Current assets (d)	503	368	373
Total assets	$4,526	$3,603	$2,912

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

(b)
For the year ended December 31, 2011, income tax expense relates primarily to the Texas margin tax and the Michigan business tax. The Michigan business tax was repealed in 2012; accordingly, income tax expense for the years ended December 31, 2013 and 2012 relates primarily to the Texas margin tax.

(c)	Non-cash commodity derivative mark-to-market is included in segment gross margin, along with cash settlements for our commodity derivative contracts.

(d)
The segment information as of and for the years ended December 31, 2013, 2012 and 2011, includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas. Transfers of net assets between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

(e)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

(f)	Represents intersegment revenues consisting of sales of NGLs by Marysville in our NGL Logistics segment to our Wholesale Propane Logistics segment.

18. Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(Millions)
Cash paid for interest and income taxes:
Cash paid for interest, net of amounts capitalized	$40	$23	$17
Cash paid for income taxes, net of income tax refunds	$1	$1	$30
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$27	$47	$34
Other non-cash additions of property, plant and equipment	$1	$8	$3
Non-cash change in parent advances	$—	$(115)	$5
Accounts payable related to equity issuance costs	$1	$—	$—

19. Quarterly Financial Data (Unaudited)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

Our consolidated results of operations by quarter for the years ended December 31, 2013 and 2012 were as follows (millions, except per unit amounts):

2013	First	Second	Third	Fourth	Year Ended December 31, 2013
Total operating revenues	$731	$775	$672	802	2,980
Operating income	$60	$112	$10	43	225
Net income	$55	$106	$2	35	198
Net income attributable to noncontrolling interests	$(3)	$(4)	$(3)	(7)	(17)
Net income (loss) attributable to partners	$52	$102	$(1)	28	181
Net income (loss) allocable to limited partners	$31	$86	$(20)	8	105
Basic and diluted net income (loss) per limited partner unit	$0.48	$1.11	$(0.24)	0.09	1.34

2012	First	Second	Third	Fourth	Year Ended December 31, 2012
Total operating revenues	$837	$668	$604	$652	$2,761
Operating income	$46	$96	$9	$77	$228
Net income	$38	$87	$10	$76	$211
Net income attributable to noncontrolling interests	$(4)	$(2)	$(2)	$(5)	$(13)
Net income attributable to partners	$34	$85	$8	$71	$198
Net income (loss) allocable to limited partners	$12	$69	$(9)	$52	$124
Basic and diluted net income (loss) per limited partner unit	$0.26	$1.33	$(0.16)	$0.87	$2.28

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2013
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$12	$—	$12
Accounts receivable, net	—	—	342	—	342
Inventories	—	—	67	—	67
Other	—	—	82	—	82
Total current assets	—	—	503	—	503
Property, plant and equipment, net	—	—	3,005	—	3,005
Goodwill and intangible assets, net	—	—	283	—	283
Advances receivable — consolidated subsidiaries	1,805	1,683	—	(3,488)	—
Investments in consolidated subsidiaries	141	386	—	(527)	—
Investments in unconsolidated affiliates	—	—	627	—	627
Other long-term assets	—	12	96	—	108
Total assets	$1,946	$2,081	$4,514	$(4,015)	$4,526
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$1	$350	$371	$—	$722
Advances payable — consolidated subsidiaries	—	—	3,488	(3,488)	—
Long-term debt	—	1,590	—	—	1,590
Other long-term liabilities	—	—	41	—	41
Total liabilities	1	1,940	3,900	(3,488)	2,353
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	1,945	147	391	(527)	1,956
Accumulated other comprehensive loss	—	(6)	(5)	—	(11)
Total partners’ equity	1,945	141	386	(527)	1,945
Noncontrolling interests	—	—	228	—	228
Total equity	1,945	141	614	(527)	2,173
Total liabilities and equity	$1,946	$2,081	$4,514	$(4,015)	$4,526

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,695	$—	$2,695
Transportation, processing and other	—	—	268	—	268
Gains from commodity derivative activity, net	—	—	17	—	17
Total operating revenues	—	—	2,980	—	2,980
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,381	—	2,381
Operating and maintenance expense	—	—	211	—	211
Depreciation and amortization expense	—	—	93	—	93
General and administrative expense	—	—	62	—	62
Other expense	—	—	8	—	8
Total operating costs and expenses	—	—	2,755	—	2,755
Operating income	—	—	225	—	225
Interest expense, net	—	(52)	—	—	(52)
Income from consolidated subsidiaries	181	233	—	(414)	—
Earnings from unconsolidated affiliates	—	—	33	—	33
Income before income taxes	181	181	258	(414)	206
Income tax expense	—	—	(8)	—	(8)
Net income	181	181	250	(414)	198
Net income attributable to noncontrolling interests	—	—	(17)	—	(17)
Net income attributable to partners	$181	$181	$233	$(414)	$181

(a)
The financial information for the year ended December 31, 2013 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$181	$181	$250	$(414)	$198
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	4	—	—	4
Other comprehensive income from consolidated subsidiaries	4	—	—	(4)	—
Total other comprehensive income	4	4	—	(4)	4
Total comprehensive income	185	185	250	(418)	202
Total comprehensive income attributable to noncontrolling interests	—	—	(17)	—	(17)
Total comprehensive income attributable to partners	$185	$185	$233	$(418)	$185

(a)
The financial information for the year ended December 31, 2013 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,459	$—	$2,459
Transportation, processing and other	—	—	232	—	232
Gains from commodity derivative activity, net	—	—	70	—	70
Total operating revenues	—	—	2,761	—	2,761
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,177	—	2,177
Operating and maintenance expense	—	—	193	—	193
Depreciation and amortization expense	—	—	89	—	89
General and administrative expense	—	—	74	—	74
Total operating costs and expenses	—	—	2,533	—	2,533
Operating income	—	—	228	—	228
Interest expense, net	—	(41)	(1)	—	(42)
Earnings from unconsolidated affiliates	—	—	26	—	26
Income from consolidated subsidiaries	198	239	—	(437)	—
Income before income taxes	198	198	253	(437)	212
Income tax expense	—	—	(1)	—	(1)
Net income	198	198	252	(437)	211
Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
Net income attributable to partners	$198	$198	$239	$(437)	$198

(a)
The financial information for the year ended December 31, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$198	$198	$252	$(437)	$211
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	10	—	—	10
Net unrealized losses on cash flow hedges	—	(1)	—	—	(1)
Other comprehensive income from consolidated subsidiaries	9	—	—	(9)	—
Total other comprehensive income	9	9	—	(9)	9
Total comprehensive income	207	207	252	(446)	220
Total comprehensive income attributable to noncontrolling interests	—	—	(13)	—	(13)
Total comprehensive income attributable to partners	$207	$207	$239	$(446)	$207

(a)
The financial information for the year ended December 31, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$3,487	$—	$3,487
Transportation, processing and other	—	—	205	—	205
Gains from commodity derivative activity, net	—	—	8	—	8
Total operating revenues	—	—	3,700	—	3,700
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	3,100	—	3,100
Operating and maintenance expense	—	—	188	—	188
Depreciation and amortization expense	—	—	133	—	133
General and administrative expense	—	—	75	—	75
Other income	—	—	(1)	—	(1)
Total operating costs and expenses	—	—	3,495	—	3,495
Operating income	—	—	205	—	205
Interest expense	—	(33)	(1)	—	(34)
Earnings from unconsolidated affiliates	—	—	23	—	23
Income from consolidated subsidiaries	163	196	—	(359)	—
Income before income taxes	163	163	227	(359)	194
Income tax expense	—	—	(1)	—	(1)
Net income	163	163	226	(359)	193
Net income attributable to noncontrolling interests	—	—	(30)	—	(30)
Net income attributable to partners	$163	$163	$196	$(359)	$163

(a)
The financial information for the year ended December 31, 2011 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated
	(Millions)
Net income	$163	$163	$226		$(359)	$193
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	21	—		—	21
Net unrealized losses on cash flow hedges	—	(12)	(3)		—	(15)
Other comprehensive income from consolidated subsidiaries	6	(3)	—		(3)	—
Total other comprehensive income	6	6	(3)	—	(3)	6
Total comprehensive income	169	169	223		(362)	199
Total comprehensive income attributable to noncontrolling interests	—	—	(30)		—	(30)
Total comprehensive income attributable to partners	$169	$169	$193		$(362)	$169

(a)
The financial information for the year ended December 31, 2011 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(806)	(303)	1,430	3	324
INVESTING ACTIVITIES:
Capital expenditures	—	—	(363)	—	(363)
Acquisitions, net of cash acquired	—	—	(696)	—	(696)
Acquisition of unconsolidated affiliates	—	—	(86)	—	(86)
Investments in unconsolidated affiliates	—	—	(242)	—	(242)
Net cash used in investing activities	—	—	(1,387)	—	(1,387)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	1,957	—	—	1,957
Payments of long-term debt	—	(1,988)	—	—	(1,988)
Proceeds from issuance of commercial paper	—	335	—	—	335
Payments of deferred financing costs	—	(4)	—	—	(4)
Excess purchase price over acquired interests and commodity hedges	—	—	(85)	—	(85)
Proceeds from issuance of common units, net of offering costs	1,083	—	—	—	1,083
Net change in advances to predecessor from DCP Midstream, LLC	—	—	32	—	32
Distributions to limited partners and general partner	(277)	—	—	—	(277)
Distributions to noncontrolling interests	—	—	(24)	—	(24)
Contributions from noncontrolling interests	—	—	46	—	46
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by (used in) financing activities	806	300	(33)	—	1,073
Net change in cash and cash equivalents	—	(3)	10	3	10
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	—	—	12	—	12

(a)
The financial information for the year ended December 31, 2013 includes the results of our 80% interest in the Eagle Ford system, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(274)	$(866)	$1,223	$(1)	$82
INVESTING ACTIVITIES:
Capital expenditures	—	—	(483)	—	(483)
Acquisitions, net of cash acquired	—	—	(745)	—	(745)
Investments in unconsolidated affiliates	—	—	(158)	—	(158)
Return of investment from unconsolidated affiliate	—	—	1	—	1
Proceeds from sale of assets	—	—	2	—	2
Net cash used in investing activities	—	—	(1,383)	—	(1,383)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,665	—	—	2,665
Payments of long-term debt	—	(1,792)	—	—	(1,792)
Payment of deferred financing costs	—	(8)	—	—	(8)
Proceeds from issuance of common units, net of offering costs	455	—	—	—	455
Excess purchase price over acquired assets	—	—	(225)	—	(225)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	355	—	355
Distributions to common unitholders and general partner	(181)	—	—	—	(181)
Distributions to noncontrolling interests	—	—	(9)	—	(9)
Contributions from noncontrolling interests	—	—	25	—	25
Contributions from DCP Midstream, LLC	—	—	10	—	10
Net cash provided by financing activities	274	865	156	—	1,295
Net change in cash and cash equivalents	—	(1)	(4)	(1)	(6)
Cash and cash equivalents, beginning of year	—	4	6	(2)	8
Cash and cash equivalents, end of year	$—	$3	$2	$(3)	$2

(a)
The financial information during the year ended December 31, 2012 includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2011 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(38)	$(93)	$518	$—	$387
INVESTING ACTIVITIES:
Capital expenditures	—	—	(384)	—	(384)
Acquisitions, net of cash acquired	—	—	(152)	—	(152)
Investments in unconsolidated affiliates	—	—	(8)	—	(8)
Return of investment from unconsolidated affiliate	—	—	2	—	2
Proceeds from sale of assets	—	—	5	—	5
Net cash used in investing activities	—	—	(537)	—	(537)
FINANCING ACTIVITIES:
Proceeds from debt	—	1,524	—	—	1,524
Payments of debt	—	(1,425)	—	—	(1,425)
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	170	—	—	—	170
Excess purchase price over acquired unconsolidated affiliates	—	—	(36)	—	(36)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	81	—	81
Distributions to common unitholders and general partner	(132)	—	—	—	(132)
Distributions to noncontrolling interests	—	—	(45)	—	(45)
Contributions from noncontrolling interests	—	—	18	—	18
Net cash provided by financing activities	38	95	18	—	151
Net change in cash and cash equivalents	—	2	(1)	—	1
Cash and cash equivalents, beginning of year	—	2	7	(2)	7
Cash and cash equivalents, end of year	$—	$4	$6	$(2)	$8

(a)
The financial information as of December 31, 2011, includes the results of our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfers occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011 – (Continued)

21. Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of operations	Charged to Other Accounts	Deductions/Other	Balance at End of Period
	(Millions)
December 31, 2013
Environmental	$2	$1	$—	$(1)	$2
Other (a)	1	—	—	—	1
	$3	$1	$—	$(1)	$3
December 31, 2012
Environmental	$3	$—	$—	$(1)	$2
Other (a)	1	—	—	—	1
	$4	$—	$—	$(1)	$3
December 31, 2011
Environmental	$3	$—	$—	$—	$3
Litigation	1	—	—	(1)	—
Other (a)	—	1	—	—	1
	$4	$1	$—	$(1)	$4

(a)
Principally consists of allowance for doubtful accounts, reserves against other long-term assets, which are included in other long-term assets, and other contingency liabilities, which are included in other current liabilities.

22. Subsequent Events
On January 28, 2014, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.7325 per unit, payable on February 14, 2014 to unitholders of record on February 7, 2014.
On February 25, 2014, we entered into various transaction documents with DCP Midstream, LLC for the contribution or acquisition of (i) the remaining 20% interest in DCP SC Texas GP; (ii) a 33.33% membership interest in each DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline, and DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (iii) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (iv) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, which is currently under construction, or the Lucerne 2 plant. Total consideration for this transaction at closing is $1,220 million, subject to certain working capital and other customary adjustments. This transaction is expected to close in March 2014, subject to customary closing conditions, and components of the transaction may close separately. The Southern Hills pipeline is engaged in the business of transporting NGLs, and consists of approximately 800 miles of pipeline, with an expected capacity of 175 MBbls/d after completion of planned pump stations. The pipeline provides NGL takeaway service from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub.The Southern Hills pipeline began taking flows in the first quarter of 2013 and was placed into service in June 2013. The Sand Hills pipeline is also engaged in the business of transporting NGLs and consists of approximately 720 miles of pipeline, with an expected initial capacity of 200 MBbls/d after completion of pump stations, and possible further capacity increases with the installation of additional pump stations. The pipeline provides NGL takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills pipeline began taking flows in the fourth quarter of 2012 and was placed into service in June 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2013.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at a reasonable assurance level. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the 1992 framework in “Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.
Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs referring to (a) the retrospective adjustment for the acquisition by DCP Midstream Partners, LP of the 100% ownership interest in DCP Southeast Texas Holdings, GP, of which 33.33% and 66.67% was acquired on January 1, 2011 and March 30, 2012, respectively, from DCP Midstream, LLC, which was accounted for in a manner similar to a pooling of interests, (b) the retrospective adjustment of an 80% ownership in DCP SC Texas GP, of which 33.33% and 46.67% was acquired on November 2, 2012 and March 28, 2013, respectively, from DCP Midstream LLC, which has been accounted for in a manner similar to a pooling of interests, (c) the preparation of the portion of the consolidated financial statements attributable to DCP Southeast Texas Holdings, GP and DCP SC Texas GP from the separate records maintained by DCP Midstream, LLC, and (d) the retrospective effect to new disclosure requirements regarding information related to balance sheet offsetting of assets and liabilities as disclosed in Note 11 to the consolidated financial statements.
/s/ Deloitte & Touche LLP
Denver, Colorado
February 26, 2014

Item 9B. Other Information
No information was required to be disclosed in a report on Form 8-K, but not so reported, for the quarter ended December 31, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Management of DCP Midstream Partners, LP
We do not have directors or officers, which is commonly the case with publicly traded partnerships. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as our General Partner. Our General Partner is 100% owned by DCP Midstream, LLC. The officers and directors of our General Partner are responsible for managing us. All of the directors of our General Partner are elected annually by DCP Midstream, LLC and all of the officers of our General Partner serve at the discretion of the directors. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.
Board of Directors and Officers
The board of directors of our General Partner that oversees our operations currently has ten members, four of whom are independent as defined under the independence standards established by the NYSE. The NYSE does not require a listed limited partnership like us to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the board of directors of our General Partner has established an audit committee consisting of four independent members of the board and a special committee to address conflict situations.
Our General Partner’s board of directors annually reviews the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with our General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with our General Partner.
The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business. All of our executive management personnel are employees of DCP Midstream, LLC. In 2013, Mr. Waldheim, President, and Ms. Robeson, former Senior Vice President and Chief Financial Officer, or CFO, devoted substantially all of their time to our business and affairs. Mr. Richards, who is also Vice President and Deputy General Counsel of DCP Midstream, LLC, devoted approximately 90% of his time to our business and affairs. Mr. van Kempen, our Chief Executive Officer, or CEO, is also the President and CEO of DCP Midstream, LLC and spent less than 10% of his time on our matters. We have reimbursed DCP Midstream, LLC for the allocated portion of the time Mr. van Kempen spends on our matters in the Services Agreement, which was less than $100,000 in 2013. We also utilize employees of DCP Midstream, LLC to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC under the Services Agreement.
In early 2013, Thomas C. O’Connor retired as President and CEO of DCP Midstream, LLC and became a non-executive Chairman of the board of directors of our General Partner.  In connection with that change, Mr. O’Connor became a party to an agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC compensated Mr. O’Connor for his services to us and DCP Midstream, LLC in an amount equal to $13,886 per month through the end of 2013, plus two bonus retention payments of $500,000 each for his service as non-executive Chairman of the board of directors of our General Partner. On December 31, 2013, Mr. O’Connor retired as a member and Chairman of the board of directors. Effective January 1, 2014, Mr. van Kempen was appointed as a member and as Chairman of the board of directors of our General Partner.
In early 2014, we announced the departure of Ms. Robeson as the Senior Vice President and CFO and the appointment of Mr. O’Brien as the Group Vice President and CFO of the General Partner. Mr. O'Brien is also the Group Vice President and CFO of DCP Midstream, LLC, the owner of the General Partner. We anticipate that Mr. O'Brien will spend less than 25% of his time on our matters and we will be reimburse DCP Midstream, LLC for the allocated portion of his time that he spends on our matters in the Services Agreement, which we expect to be less than $300,000 in 2014. In 2014, Mr. van Kempen also expects to spend less than 25% of his time on our matters and we will be reimburse DCP Midstream, LLC for the allocated portion of his time, which we expect to be less than $400,000, under the Services Agreement.

Meeting Attendance and Preparation
The board of directors met eight times in 2013 and members of the board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they serve, either in person or telephonically, during 2013. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.
Directors and Executive Officers
The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are elected for one-year terms.

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	44	Chief Executive Officer, Chairman of the Board and Director
William S. Waldheim	57	President and Director
Sean P. O'Brien	44	Group Vice President and Chief Financial Officer
Michael S. Richards	54	Vice President, General Counsel and Secretary
Paul F. Ferguson, Jr.	64	Director
R. Mark Fiedorek	51	Director
Alan N. Harris	60	Director
Frank A. McPherson	80	Director
Thomas C. Morris	73	Director
Stephen R. Springer	67	Director
Andy Viens	59	Director
Brian R. Wenzel	49	Director
Directors hold office for one year or until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.
Wouter T. van Kempen was elected Chairman and member of the Board of DCP Midstream GP, LLC on January 1, 2014 and CEO of DCP Midstream GP, LLC on January 1, 2013. Mr. van Kempen is also the Chairman, President and Chief Executive Officer for DCP Midstream, LLC, the owner of our General Partner, since January 1, 2013. Mr. van Kempen was previously the President and Chief Operating Officer of DCP Midstream, LLC from September 2012 until January 1, 2013. Prior to that time, Mr. van Kempen was President, Gathering and Processing, of DCP Midstream, LLC from January 2012 to August 2012; President, Midcontinent & Permian Business Units, and Chief Development Officer from June 2011 to December 2011; and President, Midcontinent, and Chief Development Officer from August 2010 to May 2011. Prior to joining DCP Midstream, LLC in 2010, Mr. van Kempen was President of Duke Energy Generation Services from September 2006 to July 2010 and Vice President of Mergers and Acquisitions from December 2005 to September 2006. Mr. van Kempen joined Duke Energy in 2003 and served in a number of management positions. Prior to Duke Energy, Mr. van Kempen was employed by General Electric, where he served in increasing roles of responsibility becoming the staff executive for corporate mergers and acquisitions in 1999. Mr. van Kempen graduated from Erasmus University Rotterdam with a master’s degree in business economics. He has extensive business and financial training from General Electric, Harvard Business School, Kellogg Graduate School and IMD International Switzerland.
William S. Waldheim was elected President of DCP Midstream GP, LLC in September 2012 and was elected as a director in January 2013. Prior to that time, Mr. Waldheim was President, NGL, of DCP Midstream, LLC and served in that position since 2011. Prior to that time, Mr. Waldheim was President of DCP Midstream, LLC’s northern business unit since 2009 where he was responsible for executive management of commercial and operations of the assets in the Midcontinent, Rocky Mountain, Michigan and Gulf Coast regions as well as the downstream marketing of gas, NGLs and condensate. From 1999 to 2009, Mr. Waldheim served in a variety of commercial and operational executive management positions at DCP Midstream, LLC. Prior to joining DCP Midstream, Mr. Waldheim served in a number of executive management positions with Union Pacific Fuels, Inc. Mr. Waldheim has over 30 years of experience in the energy industry and has previously served on the boards of various energy industry groups including the National Propane Gas Association and the Propane Education & Research Council. Mr. Waldheim currently serves on the board of directors of the Colorado Oil & Gas Association and the Rocky Mountain Chapter of Junior Achievement.
Sean P. O'Brien was appointed Group Vice President and Chief Financial Officer of DCP Midstream GP, LLC in January 2014. Mr. O'Brien is also the Group Vice President and Chief Financial Officer for DCP Midstream,LLC and has served in that position since May 2012. Prior to that time, Mr. O’Brien was Senior Vice President and Treasurer of DCP Midstream, LLC from May 2011 and prior to that, he served as Vice President, Financial Planning and Analysis from September 2009. Prior to joining DCP Midstream, LLC in September 2009, Mr. O’Brien was with Duke Energy Corporation where he served as General Manager of Financial Planning and Forecasting for Duke Energy’s Commercial Business Unit from May 2006, and prior to that, he was Vice President and Controller of Duke Energy Generation Services from May 2005. Mr. O’Brien joined Duke Energy in 1997. Mr. O’Brien is a certified public accountant with over 21 years of experience in the finance area and over 16 years of experience in the energy industry.
Michael S. Richards was elected Vice President, General Counsel and Secretary of DCP Midstream GP, LLC in September 2005. Mr. Richards was previously Assistant General Counsel and Assistant Secretary of DCP Midstream, LLC since February 2000. He was previously Assistant General Counsel and Assistant Secretary at KN Energy, Inc. from December 1997 until he joined DCP Midstream, LLC. Prior to that, he was Senior Counsel and Risk Manager at Total Petroleum (North America) Ltd. from 1994 through 1997. Mr. Richards was previously in private practice where he focused on securities and corporate finance. Mr. Richards has also been Vice President and Deputy General Counsel for DCP Midstream, LLC since 2013.
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
R. Mark Fiedorek was elected as a director of DCP Midstream GP, LLC in May 2012. Mr. Fiedorek is currently the President of Spectra Energy Transmission's western Canadian operations, a position he has been in since January 2013. Mr. Fiedorek joined Spectra Energy in 1988 and has served in a number of management positions primarily in the supply, planning, operations and marketer services areas.
Alan N. Harris was elected as a director of DCP Midstream, GP, LLC in January 2014 after having previously served as Spectra’s representative on the Board of Directors from January 1, 2009 through April 25, 2012. Mr. Harris is currently a special advisor on project development for Spectra. From January 2007 until December 2013, Mr. Harris was Chief Development and Operations Officer of Spectra. Prior to that, Mr. Harris served as Group Vice President and Chief Financial Officer of Duke Energy Gas Transmission since February 2004. Mr. Harris served as Executive Vice President of Duke Energy Gas Transmission from January 2003 until February 2004. Prior to that, Mr. Harris served as Senior Vice President, Strategic Development & Planning from March 2002 until January 2003 and Vice President, Controller & Strategic Planning from April 1999 until March 2002. Mr. Harris has over 30 years of experience in the energy industry.
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
Brian R. Wenzel was elected as a director of DCP Midstream GP, LLC in June 2013. Mr. Wenzel is currently the Vice President and Treasurer for Phillips 66. Prior to being named to his current role in May 2012, Mr. Wenzel worked for ConocoPhillips as General Manager, Corporate Planning & Strategy, since July 2010. Prior to that, Mr. Wenzel was Vice President, Finance for ConocoPhillips Alaska, after serving as President, ANS Gas Development, until May 2009. His first position with ConocoPhillips Alaska was in 2005 as Vice President, Finance and Administration. In 2003, Mr. Wenzel was named Manager of Treasury Services of ConocoPhillips in Bartlesville, Oklahoma. In 2001, Mr. Wenzel became the finance manager for Phillips Petroleum Company’s Australasia division in Perth, Australia. Mr. Wenzel joined Phillips Petroleum Company in 1991 as a financial analyst.
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
Wouter T. van Kempen - We believe Mr. van Kempen is a suitable member of the board of directors as he brings to the company extensive knowledge and experience about our assets as Chairman, President and Chief Executive Officer of DCP Midstream, LLC and he brings strong management experience serving in positions of increasing responsibility at Duke Energy and General Electric.
Paul F. Ferguson, Jr. - We believe that Mr. Ferguson is a suitable member of the board of directors because of his extensive industry experience. Mr. Ferguson has held various financial positions with PanEnergy Corp., and the knowledge of industry accounting and financial practices he gained through such experience, coupled with his accounting background and his CPA designation, make him valuable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future strategic planning of the Partnership. Mr. Ferguson also provides insight to the board of directors as to the Partnership’s financial compliance and reporting obligations. Because Mr. Ferguson has served as a director since 2005, he brings to the board of directors valuable historical perspective of board and company operations.
R. Mark Fiedorek - We believe that Mr. Fiedorek is a suitable member of the board of directors because of his extensive industry experience and executive management experience including his positions with Spectra Energy in natural gas transmission, and in the supply, operations and marketing of natural gas.
Alan N. Harris - We believe that Mr. Harris is a suitable member of the board of directors because he has over 30 years of leadership experience in the natural gas industry. In addition, Mr. Harris’ prior experience as Chief Financial Officer of Duke Energy Gas Transmission and his knowledge of industry accounting and financial practices are invaluable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future planning of the Partnership.
Frank A. McPherson - We believe that Mr. McPherson is a suitable member of the board of directors because of his extensive industry and executive management experience, spanning over a period of 50 years. In addition, Mr. McPherson’s prior public company board experience provides the board of directors with valuable insight into corporate governance and compliance matters. Because Mr. McPherson has served as a director since 2005, he also brings to the board of directors valuable historical perspective of board and company operations.
Thomas C. Morris - We believe that Mr. Morris is a suitable member of the board of directors because of the industry knowledge and experience gained during his 34 years of service with Phillips Petroleum Company. In addition, Mr. Morris’ background in finance and accounting, coupled with his previous role as Chief Financial Officer of Phillips Petroleum Company, are invaluable to the board of directors’ understanding of the Partnership’s financial data and its implications to the future strategic planning of the Partnership. Because Mr. Morris has served as a director since 2005, he also brings to the board of directors, valuable historical perspective of board and company operations.

Stephen R. Springer - We believe that Mr. Springer is a suitable member of the board of directors because of his extensive industry experience, including natural gas acquisitions, natural gas marketing, natural gas gathering and processing, NGL transportation and business development. In addition, Mr. Springer’s prior public company board experience provides the board of directors with valuable insight into public company operations, corporate governance and compliance matters.
Andy Viens - We believe that Mr. Viens is a suitable member of the board of directors because of his extensive industry experience and executive management experience including his marketing positions at Phillips 66 and ConocoPhillips.
William S. Waldheim - We believe Mr. Waldheim is a suitable member of the board of directors because of his extensive industry experience and his extensive knowledge and experience about our assets as President of DCP Midstream GP, LLC and in his prior management experience with DCP Midstream, LLC.
Brian R. Wenzel - We believe that Mr. Wenzel is a suitable member of the board of directors because of his extensive industry experience and his knowledge of industry financing as Vice President and Treasurer for Phillips 66 and his prior extensive treasury and finance experience with ConocoPhillips.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of any class of our equity securities, to file with the Securities and Exchange Commission, or SEC, and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities. Specific due dates for those reports have been established, and we are required to report herein any failure to file reports by those due dates. Directors, executive officers and greater than 10% unitholders are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on a review of the copies of reports and amendments thereto, furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to such reporting persons were complied with except that William Waldheim, an executive officer, filed a Form 4 on May 23, 2013 that reported the gift of 50 common units to his adult son that had been inadvertently omitted from his prior Form 3 and Form 4 filings.
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
We have adopted a Code of Business Ethics applicable to the persons serving as our directors, officers (including without limitation, the chief executive officer, chief financial officer and principal accounting officer) and employees. We intend to disclose any amendment to or waiver of our Code of Business Ethics that applies to our executive officers or directors on our website at www.dcppartners.com in order to satisfy disclosure requirements under Form 8-K relating to such information.
Copies of our Corporate Governance Guidelines, our Code of Business Ethics and our Audit Committee Charter are available on our website at www.dcppartners.com. Copies of these items are also available free of charge in print to any unitholder who sends a request to the office of the Secretary of DCP Midstream Partners, LP at 370 17th Street, Suite 2500, Denver, Colorado 80202.
Meeting of Non-Management Directors and Communications with Directors
At each quarterly meeting of the special committee, the committee, which consists of all of our independent directors, meets in an executive session without management participation or participation by non-independent directors. The chairman of the special committee, Stephen R. Springer, presides over these executive sessions. In addition, at each quarterly meeting of the board of directors, the non-management members of the board meet in executive session. The chairman of the board of directors has historically presided over these executive sessions, however, with Wouter T. van Kempen’s recent appointment as chairman of the board, in the future Alan N. Harris will preside over these executive sessions since Mr. van Kempen is a member of management.
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
NYSE Annual Certification
On March 26, 2013, Wouter T. van Kempen, our Chief Executive Officer, certified to the NYSE, as required by NYSE rules, that as of March 26, 2013, he was not aware of any violation by us of the NYSE’s Corporate Governance Listing Standards.
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

•
discussed with Deloitte & Touche, LLP the matters required to be discussed by statement on auditing standards No. 16 (PCAOB Auditing Standard No. 16, Communications With Audit Committees, Related Amendments to PCAOB Standards and Transitional Amendments to AU Section 380);

•
discussed with our internal auditors and Deloitte & Touche, LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Deloitte & Touche, LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•
based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission; and

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

Item 11. Executive Compensation
Compensation Discussion and Analysis
General
As a publicly traded limited partnership, we do not have directors, officers or employees. Instead, our operations are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as our General Partner. Our General Partner is a 100% owned subsidiary of DCP Midstream, LLC.
For the year ended December 31, 2013, the named executive officers, or NEOs, for our General Partner were Wouter T. van Kempen, CEO (Principal Executive Officer), William S. Waldheim, President, Rose M. Robeson, former Senior Vice President and CFO (former Principal Financial Officer), and Michael S. Richards, Vice President, General Counsel and Secretary. Mr. van Kempen devoted less than 10% of his time to our operations and management in 2013 and we reimbursed DCP Midstream, LLC less than $100,000 under our Services Agreement for these services. Mr. Waldheim and Ms. Robeson devoted all of their time to our operations and management in 2013. Mr. Richards devoted more than 90% of his time to our operations and management in 2013. The General Partner has not entered into employment agreements with any of the named executive officers. The reimbursement for the compensation of executive officers devoting less than a majority of their time to our operations and management is generally based on the percentage of time allocated to us during a period under the terms of the Services Agreement.
We do not have a compensation committee. In 2013, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, reviewed all elements of compensation of our NEOs discussed below, but the decisions with respect to determinations on payments were subject to approvals by the board of directors of our General Partner. Unless otherwise specified, when we refer herein to the compensation committee, we are referring to the compensation committee of DCP Midstream, LLC. When we refer herein to the board of directors, we are referring to the board of directors of our General Partner.

Compensation Decisions
For 2014, all compensation decisions concerning the officers and employees dedicated to our operations and management will be made by the compensation committee except with regard to equity-based compensation, which is subject to approval by the board of directors of our General Partner. The compensation committee’s responsibilities on compensation matters include the following:

•	annually review the Partnership’s goals and objectives relevant to compensation of the NEOs;

•	annually evaluate the NEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the NEOs;

•
periodically evaluate the terms and administration of the Partnership’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director and NEO compensation; and

•	periodically review the compensation of the non-employee directors.
Compensation Philosophy
Our compensation program is structured to provide the following benefits:

•	attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers;

•	motivate executive officers and key management employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation, balancing short-term and long-term results; and

•	reward individual performance.

Methodology - Advisors and Peer Companies
The board of directors, in 2013, and the compensation committee, in 2014, review data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2012, we engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2013. We consider BDO to be independent of the Partnership and therefore, the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2012 TowersWatson General Industry Executive Compensation Survey, or the TowersWatson survey.
The study was comprised of the following peer companies:

Access Midstream Partners, L.P.	Magellan Midstream Partners, L.P.
Atlas Pipeline Partners, L.P.	MarkWest Energy Partners, L.P.
Boardwalk Pipeline Partners, L.P.	NuStar Energy L.P.
Buckeye Partners, L.P.	ONEOK Partners, L.P.
Copano Energy, L.L.C.	Penn Virginia Resource Partners, L.P.
Crestwood Midstream Partners, L.P.	Plains All American Pipeline, L.P.
Crosstex Energy, L.P.	Regency Energy Partners, L.P.
Eagle Rock Energy Partners, L.P.	Spectra Energy Partners, L.P.
Enbridge Energy Partners, L.P.	Sunoco Logistics Partners, L.P.
Enterprise Products Partners L.P.	Targa Resources Partners, L.P.
Genesis Energy, L.P.	Western Gas Partners, L.P.
Inergy, L.P.	Williams Partners, L.P.
Kinder Morgan Energy Partners, L.P.
Studies such as this generally include only the most highly compensated officers of each company, which correlates with our General Partner’s NEOs. The results of this study, as well as other factors such as our targeted performance objectives and the compensation packages of highly compensated officers of DCP Midstream, LLC, served as a benchmark for establishing our total direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our General Partner’s NEOs, we used the data point that represents the peer 25th percentile for peer positions from the BDO study and the data point that represents the 50th percentile of the market in the TowersWatson survey.
Components of Compensation
The total annual direct compensation program for executives of the General Partner consists of three components: (1) base salary; (2) an annual short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based grant under our LTIP which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2013, this allocation for targeted compensation of our General Partner’s NEOs was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
Wouter T. van Kempen, CEO (a)	N/A	N/A	N/A
William S. Waldheim, President	35%	21%	44%
Rose M. Robeson, former Senior Vice President and Chief Financial Officer, or CFO	40%	20%	40%
Michael S. Richards, Vice President, General Counsel and Secretary	44%	20%	36%

(a)	Mr. van Kempen worked less than 10% of his time on the operations and management of the Partnership and the Partnership reimbursed DCP Midstream, LLC for his services under the Services Agreement.
In allocating compensation among these components, we believe a significant portion of the compensation of the executive officers should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the BDO study of the companies named above. Each component of compensation is further described below.
Base Salary - Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, and comparisons to the salaries of executives in similar positions obtained from the BDO study. The goal of the base salary component is to compensate executives at a level that approximates the median salaries of individuals in comparable positions at comparably sized companies in our industry.
The base salaries for executives are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. The board of directors annually considers and approves a merit increase in base salary based upon the results of this performance review process. Merit increases are based on review of performance in certain categories, including: business values, safety, health and environment, leadership, financial results, project results, attitude, ability and knowledge. The board of directors approved increases in NEO base salaries for 2013 ranging from 3.0% to 3.9%. The base salaries earned by our NEOs, other than Mr. van Kempen, are set forth in the “Summary Compensation” table below.
Annual Short-Term Cash Incentive - Under the STI, annual cash incentives are provided to executives to promote the achievement of our performance objectives. Target incentive opportunities for executives under the STI are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation at the market median for executive officers in comparable positions when target performance is achieved, below the market median when performance is less than target and above the market median when performance exceeds target. The BDO study was used to determine the competitiveness of the incentive opportunity for comparable positions. STI payments are generally paid in cash in March of each year for the prior fiscal year’s performance.
In 2013, the STI objectives were initially designed and proposed by our President, working with the Chairman of the board of directors, with objectives that were both oriented towards the Partnership and oriented towards the DCP enterprise, which includes both DCP Midstream, LLC, the owner of our General Partner, and the Partnership combined. These objectives were intended to promote the achievement of performance objectives of the Partnership. Historically, the Partnership objectives account for 75% - 80% of the award and the personal objectives account for 20% - 25% of the award. Personal objectives focus on specific objectives to be targeted by each NEO for that particular calendar year. All proposed objectives were first reviewed and revised by the compensation committee for the President and by the President for the other NEOs. The President’s objectives in 2013 were subsequently reviewed and approved by the board of directors. The STI objectives approved by the board of directors were divided as follows: (1) Partnership objectives accounted for 80% of the STI and (2) personal objectives accounted for 20% of the STI. All STI objectives are subject to change each year. The target STI opportunities for 2013 as a percentage of base salary were as follows:

2013 Targeted STI Opportunity
Wouter T. van Kempen, CEO (a)	N/A
William S. Waldheim, President	60%
Rose M. Robeson, former Senior Vice President and CFO	50%
Michael S. Richards, Vice President, General Counsel and Secretary	45%

(a)
Mr. van Kempen worked less than 10% of his time on the operations and management of the Partnership and the Partnership reimbursed DCP Midstream, LLC for his services under the Services Agreement. Mr. van Kempen did not participate in the Partnership's STI for 2013.

For 2013, there were four stated Partnership objectives under the STI which accounted for 80% of the total STI. The stated Partnership objectives for each NEO are described below and were weighted as indicated for each NEO.

1.
Distributable Cash Flow in 2013 Budget. The achievement of our budget for distributable cash flow excluding any one-time transactions and financing costs and results from any non-budgeted acquisitions or dropdowns. We define distributable cash flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, proceeds from divestiture of assets, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, and other adjustments to reconcile net cash provided by or used in operating activities. As a publicly traded limited partnership, our performance is generally judged on our ability to pay cash distributions to our unitholders. We use distributable cash flow because we believe it permits management to focus on the long-term sustainability and development of our assets. For this Partnership objective, the target level of performance is distributable cash flow in the 2013 budget of $255 million; the maximum level of performance is distributable cash flow in the 2013 budget of $300 million; and the minimum level of performance is distributable cash flow in the 2013 budget of $210 million. This objective accounts for 40% of each NEO's total STI.

2.
EBIT ROCE. An objective intended to capture the constant price EBIT (earnings before interest and taxes) ROCE (return on capital employed) of DCP Midstream, LLC, the owner of our General Partner. For this objective, the target level of performance is EBIT ROCE of 10.8%, the maximum level of performance is EBIT ROCE of 13.6% and the minimum level of performance is EBIT ROCE of 8.1%. This objective accounts for 25% of each NEO's total STI.

3.
Recordable Injury Rate (RIR). A safety objective covering both our assets and the assets of DCP Midstream, LLC, the owner of our General Partner and the operator of our assets. For this objective, the target level of performance during the year is an RIR of 0.52, the maximum level of performance is an RIR of 0.30 and a minimum level of performance is an RIR of 0.90. This objective accounts for 10% of each NEO's total STI.

4.
Title V Environmental Deviations. An environmental objective of non-routine air emissions, natural gas vented or flared, covering both our assets and the assets of DCP Midstream, LLC, the owner of our General Partner and operator of our assets. For this objective, we have established certain levels of emissions at the assets of DCP Midstream, LLC and the Partnership that comprise the minimum, target and maximum level of performance for this objective. This objective accounts for 5% of each NEO's total STI.

The payout on these Partnership objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.
The level of performance achieved in 2013 for each of the Partnership objectives was as follows:

STI Partnership Objectives	Level of Performance Achieved
1) Distributable Cash Flow	Between Minimum and Target
2) EBIT ROCE	Between Target and Maximum
3) Recordable Injury Rate (RIR)	Between Minimum and Target
4) Title V Environmental Deviations	Between Target and Maximum
For 2013, the NEO’s personal objectives under the STI accounted for 20% of the total STI. The personal objectives were approved by the board of directors for the President, and by the President for the other NEOs. The personal objectives for all of the NEOs were the same to drive consistency in partnership objectives. Each of the personal objectives for the NEOs and the weighting of each personal objective are described below:

1)	Enterprise Growth. Continue to execute on the 5-year enterprise growth plan. This objective accounts for 5% of each NEO's total STI.

2)
Capital Markets. Effectively manage and adjust financial strategies and tactics to balance growth and continued near-term challenges in the industry fundamentals. This objective accounts for 5% of each NEO's total STI.

3)
Safety & Environmental Leadership. Continue to drive the safety and environmental performance culture at the DCP enterprise to an industry leading position. This objective accounts for 5% of each NEO's total STI.

4)	Stakeholder Effectiveness. Ensure a seamless transition into a DCP enterprise management structure. This objective accounts for 5% of each NEO's total STI.
The payout on the individual personal objectives ranged from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.
Early in 2014, management prepared a report on the achievement of the Partnership objectives and the personal objectives. These results were reviewed and approved by the compensation committee in February 2014, including a calculation of the percentage achievement of each objective for purposes of the STI program. The total payout for the executive officers under the STI for fiscal year 2013 including both Partnership objectives and personal objectives was 120.5% of target.
Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under our LTIP, we issued phantom limited partner units to each NEO, except Mr. van Kempen, under our 2005 Long Term Incentive Plan and our 2012 Long Term Incentive Plan. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period. The RPUs will automatically vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.
For 2013, the PPUs had the following two performance measures: (1) total shareholder return, or TSR, over the Performance Period relative to a peer group of 15 other similar publicly held master limited partnerships that we believe we compete with in the capital markets, and (2) EBIT return on capital employed, or EBIT ROCE, over the performance period of DCP Midstream, LLC, the owner of our General Partner. Half of the PPUs will be measured against the TSR performance objective and half of the PPUs will be measured against the EBIT ROCE performance measure. These performance measures were initially designed and proposed by the executive officers and presented to the Chairman of the board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors. The board of directors believes utilizing TSR as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. The board of directors believes utilizing EBIT ROCE of DCP Midstream, LLC aligns the performance of the executive officers with the success of the DCP enterprise. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.
For the 2013 TSR performance measure, the companies included in the peer group that will be compared against the Partnership were the following:

Access Midstream Partners, L.P.	MarkWest Energy Partners, L.P.
Atlas Pipeline Partners, L.P.	ONEOK Partners, L.P.
Copano Energy, L.L.C	PVR Partners, L.P.
Crestwood Midstream Partners, L.P.	Regency Energy Partners L.P.
Crosstex Energy, L.P.	Targa Resources Partners L.P.
Enbridge Energy Partners, L.P.	Western Gas Partners, L.P.
Energy Transfer Partners L.P.	Williams Partners L.P.
Enterprise Products Partners L.P.
If our TSR ranking among the companies listed above over the Performance Period is below the 25th percentile, 0% - 50% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% - 100% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% - 175% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 75th percentile, 175% - 200% of the performance units will vest. Final vesting within a performance quartile will be determined by the board of directors. TSR is computed by using data obtained from Bloomberg for the peer group and will incorporate the average closing prices of the 20 trading days ending on December 31, 2012 and December 31, 2015.
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
For the EBIT ROCE performance measure, EBIT will be for DCP Midstream, LLC, the owner of our General Partner, as reported in its financial statements. Capital employed will be determined each year during the annual budget process as approved by the board of directors of DCP Midstream, LLC. The EBIT ROCE targets are reset each year and will be based on the average of the three one-year periods running from 2013 through 2015. For this objective, the target level of performance for 2013 was EBIT ROCE of 10.8%, the maximum level of performance is EBIT ROCE of 13.6% and the minimum level of performance is EBIT ROCE of 8.1%.
These PPU and RPU awards were granted at the first regular meeting of the board of directors during the first quarter of 2013. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs are paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the Performance Period and the Vesting Period on the number of PPUs earned or RPUs granted.
Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of PPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing prices of the underlying securities on the NYSE for the 20 trading days prior to the date of grant. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions.
The target 2013 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
Wouter T. van Kempen, CEO (a)	N/A
William S. Waldheim, President	125%
Rose M. Robeson, former Senior Vice President and CFO	100%
Michael S. Richards, Vice President, General Counsel and Secretary	80%

(a)
Mr. van Kempen worked less than 10% of his time on the operations and management of the Partnership and the Partnership reimbursed DCP Midstream, LLC for his services under the Services Agreement. Mr. van Kempen did not participate in the Partnership's LTIP for 2013.

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
In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, the recipient’s (i) performance units will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) time vested units will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units and unpaid DERs.
Other Compensation - In addition, executives are eligible to participate in other compensation programs, which include but are not limited to:
Company Matching and Retirement Contributions to Defined Contribution Plans - Executives may elect to participate in the DCP Midstream, LP 401(k) and Retirement Plan. Under the plan, executives may elect to defer up to 75% of their eligible compensation, or up to the limits specified by the Internal Revenue Service. We match the first 6% of eligible compensation contributed by the executive to the plan. In addition, we make retirement contributions ranging from 4% to 7% of the eligible compensation of qualifying participants to the plan, based on years of service, up to the limits specified by the Internal Revenue Service. We have no defined benefit plans.
Miscellaneous Compensation - Executive officers are eligible to participate in the DCP Midstream, LLC non-qualified deferred compensation program. Executive officers are allowed to defer up to 75% of their base salary, up to 90% of their STI and up to 100% of their LTIP or other compensation. Executive officers elect either to receive amounts contributed during specific plan years as a lump sum at a specific date, subject to Internal Revenue Service rules, as an annuity (up to five years) at a specific date, subject to Internal Revenue Service rules, or in a lump sum or annual annuity (over three to ten years) at termination. The cost associated with executive officers' participation in the plan are reimbursed to DCP Midstream, LLC under our Services Agreement.
Executive officers and other eligible employees may participate in a non-qualified, defined contribution retirement plan. Benefits earned under this plan are attributable to compensation in excess of the annual compensation limits under section 401(k) of the Internal Revenue Code. Under this plan, we make a contribution of up to 13% of eligible compensation, as defined by the plan, to the DCP Midstream, LLC non-qualified deferred compensation program.
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
Board of Directors Report
The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the CEO and President of the General Partner and the Chief Corporate Officer of DCP Midstream, LLC. In addition, the board of directors engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, we recommended that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2013.
Board of Directors
Wouter T. van Kempen (Chairman)
Paul F. Ferguson, Jr.
R. Mark Fiedorek
Alan N. Harris
Frank A. McPherson
Thomas C. Morris
Stephen R. Springer
Andy Viens
William S. Waldheim
Brian R. Wenzel

Executive Compensation
The following tables disclose the compensation of the General Partner’s principal executive officers, principal financial officer and named executive officers, or collectively, the “executive officers”, except for the CEO, Wouter van Kempen. Mr. van Kempen devoted less than 10% of his time to our management and operations in 2013 and we reimbursed DCP Midstream for his time under the Services Agreement. The amount of this reimbursement for 2013 was less than $100,000. Mr. van Kempen is not included in these tables since he is reimbursed under the Services Agreement:

Name and Principal Position	Year	Salary	LTIP Awards (c)	Non-Equity Incentive Plan Compensation (d)	All Other Compensation (e)	Total
William S. Waldheim (a)	2013	$395,961	$492,880	$286,161	$182,839	$1,357,841
President	2012	$118,461	$—	$66,421	$16,543	$201,425
Rose M. Robeson (b)	2013	$299,443	$296,675	$180,340	$112,398	$888,856
former Senior Vice President	2012	$180,336	$—	$65,169	$21,736	$267,241
and Chief Financial Officer
Michael S. Richards	2013	$221,415	$176,164	$120,013	$89,291	$606,883
Vice President, General	2012	$213,074	$171,869	$79,039	$187,639	$651,621
Counsel and Secretary	2011	$201,515	$163,020	$116,220	$108,672	$589,427

(a)
Mr. Waldheim’s employment with the General Partner commenced on September 1, 2012. The 2012 compensation amounts represent the General Partner’s pro rata share of Mr. Waldheim’s salary, which was paid by DCP Midstream, LLC, the owner of the General Partner, and participation in DCP Midstream, LLC’s STI program.

(b)	Ms. Robeson’s employment with the General Partner commenced on May 11, 2012.

(c)
The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification 718, Compensation - Stock Compensation, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2013, 2012 and 2011, the performance conditions are between 0% if the minimum level of performance is not achieved and 200% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value, for Mr. Waldheim was $490,097 for units granted during 2013. The maximum value of the PPUs, based on the grant date fair value, for Ms. Robeson was $293,892 for units granted during 2013. The maximum value of the PPUs, based on the grant date fair value, for Mr. Richards was $175,236, $171,869 and $163,020 for units granted during 2013, 2012 and 2011, respectively.

(d)	The amounts in this column were paid during the fiscal year, with the exception of $12,001 for Mr. Richards which was payable during the year but was deferred at Mr. Richard's election.

(e)
Includes DERs, company retirement and non-qualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation, which are detailed below.

William S. Waldheim, President
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2013 and 2012 STI, Mr. Waldheim’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2013 and 2012, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2013	2012
Company retirement contributions to defined contribution plans	$33,150	$—
Non-qualified deferred compensation program contributions	$122,812	$15,400
DERs	$23,081	$—
Life insurance premiums (a)	$3,796	$1,143

(a)	Paid by the Partnership on behalf of Mr. Waldheim.

Rose M. Robeson, former Senior Vice President and CFO
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2013 and 2012 STI, Ms. Robeson’s target opportunity was 50% of her annual base salary, with the possibility of earning from 0% to 100% of her annual base salary in 2013 and 2012, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2013	2012
Company retirement contributions to defined contribution plans	$28,050	$2,604
Non-qualified deferred compensation program contributions	$68,955	$18,163
DERs	$13,891	$—
Life insurance premiums (a)	$1,502	$969

(a)	Paid by the Partnership on behalf of Ms. Robeson.
Michael S. Richards, Vice President, General Counsel and Secretary
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2013, 2012 and 2011 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2013, 2012 and 2011, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2013	2012	2011
Company retirement contributions to defined contribution plans	$28,050	$27,500	$26,950
Non-qualified deferred compensation program contributions	$30,583	$122,933	$19,317
DERs	$29,584	$36,168	$61,431
Life insurance premiums (a)	$1,074	$1,038	$974

(a)	Paid by the Partnership on behalf of Mr. Richards.
Grants of Plan-Based Awards
Following are the grants of plan-based awards during the year ended December 31, 2013 for the General Partner’s executive officers:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)
William S. Waldheim	NA	$—	$237,577	$475,153	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	5,850	11,700	$245,048
RPUs	(c)	$—	$—	$—	5,910	5,910	5,910	$247,832
Rose M. Robeson	NA	$—	$149,722	$299,443	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	3,510	7,020	$146,946
RPUs	(c)	$—	$—	$—	3,570	3,570	3,570	$149,729
Michael S. Richards	NA	$—	$99,637	$199,274	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	2,090	4,180	$87,618
RPUs	(c)	$—	$—	$—	2,110	2,110	2,110	$88,546

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.
The PPUs awarded on February 14, 2013 will vest in their entirety on December 31, 2015 if the specified performance conditions are satisfied and the RPUs awarded on February 14, 2013 will vest in their entirety on December 31, 2015 if the executive is still employed by the Partnership.
Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2013:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
William S. Waldheim	7,800	$386,496
Rose M. Robeson	10,590	$524,687
Michael S. Richards	13,190	$685,924

(a)
PPUs awarded February 14, 2013 and February 15, 2012; units vest in their entirety over a range of 0% to 200% on December 31, 2015 and December 31, 2014, respectively, if the specified performance conditions are satisfied. RPUs awarded February 14, 2013 and February 15, 2012, vest in their entirety on December 31, 2015 and December 31, 2014, respectively. To determine the number of unearned units and the market value, the calculation of the number of PPU’s granted on February 14, 2013 and February 15, 2012, that are expected to vest, is based on assumed performance of 200%, as the previous fiscal year performance has exceeded target performance.

(b)	Value calculated based on the closing price at December 31, 2013 of our common units at $50.35, the closing price of Spectra Energy’s common units at $35.62, and Phillips 66’s common units at $77.13.
Option Exercises and Units Vested
Following are the units vested for the General Partner’s executive officers for the year ended December 31, 2013:

	Stock Awards (a)
Name	Number of Units Acquired on Vesting	Value Realized on Vesting
William S. Waldheim	5,910	$292,893
Rose M. Robeson	—	$—
Michael S. Richards	3,900	$196,365

(a)	Includes all awards that vested during the year, regardless of whether the awards will be settled in our common units, Phillips 66 common units, Spectra Energy common units or cash.
Non-qualified Deferred Compensation
Following is the non-qualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2013:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Balance at December 31, 2013
William S. Waldheim	$33,211	$15,400	$5,131	$77,811
Rose M. Robeson	$44,917	$18,163	$7,804	$116,924
Michael S. Richards	$135,260	$122,933	$19,906	$435,890

(a)
These amounts are included in the “Summary Compensation” table for the year 2013 with the exception of $33,211 for Mr. Waldheim and $7,904 for Mr. Richards, which were included in the “Summary Compensation” table for the year 2012 as they related to deferrals of 2012 STI, and $116,285 for Mr. Richards, which was included in the “Summary Compensation” table for the year 2010 as it related to deferrals of 2010 PPU and RPU.

(b)	These amounts are included in the “Summary Compensation” table for the year 2012.

(c)	The performance of executive officers non-qualified deferred compensation is linked to certain mutual funds or to the average rating of the BBB bond index at the election of the participant.
Potential Payments upon Termination or Change in Control
The General Partner has not entered into any employment agreements with any of the executive officers. There are no formal severance plans in place for any employees in the event of termination of employment, or a change in control of the Partnership. As noted above, the PPUs, RPUs and the related DERs, will become payable to executive officers under certain circumstance related to termination or change in control. When employees terminate employment with the Partnership, they are entitled to a cash payment for the amount of unused vacation hours at the date of their termination.
The following table presents PPUs, RPUs and DERs payable as of December 31, 2013 under certain circumstances, following termination, or a change in control:

Triggering Event	PPUs	RPUs	DERs	Total
William S. Waldheim
Change of Control (a)	$274,534	$277,392	$11,456	$563,382
Rose M. Robeson
Change of Control (a)	$164,689	$167,546	$6,861	$339,096
Michael S. Richards
Change of Control (a)	$308,972	$309,924	$27,906	$646,802
Termination (b)	$171,622	$210,807	$21,082	$403,511
----

(a)	In the event that the recipient is severed or if the recipient’s job is lower in status within twelve months of the change of control.

(b)
In the event of termination for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, at least one year after the grant date.

Compensation of Directors
General - Members of the board of directors who are officers or employees of the General Partner or its affiliates do not receive additional compensation for serving on the board. For 2013, the board approved an annual compensation package for directors who are not officers or employees of the General Partner or its affiliates, or Non-Employee Directors, containing the following: (1) a $40,000 retainer; (2) a board meeting fee of $1,250 for each board meeting attended; (3) a telephonic board of $500 for each telephonic meeting attended; and (4) an annual grant of Phantom Units that approximate $50,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units will be paid in units upon vesting.
The board of directors reviews data from market surveys provided by BDO to assess the corporate position with respect the director compensation, The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the TowersWatson database.

The directors will also be reimbursed for out-of-pocket expenses associated with their membership on the board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.
Committees - The chairman of the audit committee of the board will receive an annual retainer of $20,000 and the members of the audit committee will receive $1,500 for each audit committee meeting attended; telephonic or in-person. The chairman of the special committee of the board will likewise receive an annual retainer of $20,000 and the members of the special committee will receive $1,500 for each special committee meeting attended, telephonic or in person. Finally, the Non-Employee Director members of the pricing committee will receive $500 for each telephonic and $1,000 for each in-person pricing committee meeting attended.
Following is the compensation of the General Partner’s Non-Employee Directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash	LTIP Awards (a)	DERs	Total
Paul F. Ferguson, Jr.	$101,250	$51,029	$1,551	$153,830
Frank A. McPherson	$81,250	$51,029	$1,551	$133,830
Thomas C. Morris	$71,500	$51,029	$1,551	$124,080
Stephen R. Springer	$101,250	$51,029	$1,551	$153,830

a)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of ASC 718.
Mr. Ferguson is the audit committee chair and a member of the special committee.
Mr. McPherson is a member of the audit committee and the special committee.
Mr. Morris is a member of the audit committee and the special committee.
Mr. Springer is the special committee chair and a member of the audit committee.
Effective February 13, 2014, the board approved certain modifications to the annual compensation package for Non-Employee Directors. The annual cash retainer was increased to $70,000 from the previous $40,000 and grants of the annual equity retainer will approximate a value of $70,000 increased from the previous $50,000. Furthermore, the directors will no longer receive additional fees for attending meetings of the board or its committees. Chairpersons of committees of the board will continue to receive an additional annual cash retainer of $20,000.
Compensation Committee Interlocks and Insider Participation
As discussed above, our board of directors does not maintain a compensation committee. In 2013, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our general partner, reviewed all elements of compensation for our named executive officers, but the decisions with respect to determinations on payments thereof were subject to approvals by our board of directors. In 2013, none of our directors, except for Mr. Waldheim, have been or are officers or employees of us or our subsidiaries. Mr. Waldheim participates in deliberations of our board of directors with regard to executive compensation generally, but does not participate in deliberations or board actions with respect to his own compensation. None of our named executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors during 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 20, 2014;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.
Percentage of total common units beneficially owned is based on 89,045,139 common units outstanding.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LLC (b)	18,824,638	21.1%
Kayne Anderson Capital Advisors, L.P (c)	10,536,793	11.8%
Tortoise Capital Advisors L.L.C. (d)	7,146,769	8.0%
ClearBridge Investments, LLC (e)	6,114,059	6.9%
Wouter T. van Kempen	2,540	*
William S. Waldheim	23,800	*
Sean P. O'Brien	—	*
Michael S. Richards	20,697	*
Paul F. Ferguson, Jr.	14,734	*
R. Mark Fiedorek	—	*
Alan N. Harris	9,842	*
Frank A. McPherson	24,066	*
Thomas C. Morris	29,067	*
Stephen R. Springer	9,900	*
Andy Viens	—	*
Brian R. Wenzel	—	*
All directors and executive officers as a group (12 persons)	134,646	*

_____________
*Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

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

(c)	As set forth in a Schedule 13G filed on February 12, 2014. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(d)	As set forth in a Schedule 13G filed on February 10, 2014. The address of Tortoise Capital Advisors L.L.C. is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(e)	As set forth in a Schedule 13G filed on February 4, 2014. The address of ClearBridge Investments, LLC is 620 8th Avenue New York, New York 10018

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	$—	$—	$—
Equity compensation plans not approved by unitholders	—	—	738,501
Total	$—	$—	$738,501

(1)
The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation-Components of Compensation.”

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

Payments to our General Partner and its affiliates
In 2013, we reimbursed DCP Midstream, LLC and its affiliates $29 million under the Services Agreement. For further information regarding the reimbursement, please see the “Services Agreement” section below. We also reimburse DCP Midstream, LLC and its affiliates for general and administrative expenses in connection with the Eagle Ford system. Please see the “Other Agreements and Transactions with DCP Midstream, LLC” section below.

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
Services Agreement
The employees supporting our operations are employees of DCP Midstream. We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. Pursuant to the Services Agreement, we will reimburse DCP Midstream, LLC for expenses and expenditures incurred or payments made on our behalf.
The Services Agreement fee is subject to adjustment based on the scope of general and administrative services performed by DCP Midstream, LLC.
Our General Partner and its affiliates will also receive payments from us pursuant to the contractual arrangements described below under the caption “Contracts with Affiliates.”
Any or all of the provisions of the Services Agreement, other than the indemnification provisions, will be terminable by DCP Midstream, LLC at its option if our general partner is removed without cause and units held by our general partner and its affiliates are not voted in favor of that removal. The Services Agreement will also terminate in the event of a change of control of us, our general partner (DCP Midstream GP, LP) or our General Partner (DCP Midstream GP, LLC).
Competition
None of DCP Midstream, LLC or any of its affiliates, including Phillips 66 and Spectra Energy, is restricted, under either our partnership agreement or the Services Agreement, from competing with us. DCP Midstream, LLC and any of its affiliates, including Phillips 66 and Spectra Energy, may acquire, construct or dispose of additional midstream energy or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets.
Contracts with Affiliates
We charge transportation fees, sell a portion of our residue gas and NGLs to, and purchase natural gas and NGLs from, DCP Midstream, LLC, Phillips 66 and their respective affiliates. Management anticipates continuing to purchase and sell these commodities to DCP Midstream, LLC, Phillips 66 and their respective affiliates in the ordinary course of business.

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
Please read Item 1. “Business - Natural Gas Services Segment - Customers and Contracts” and Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
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
The Wattenberg pipeline, which is part of our NGL Logistics segment, has in place a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff.
DCP Midstream, LLC historically is also the largest shipper on the Black Lake pipeline, primarily due to the NGLs delivered to it from certain of our processing plants.
Derivative Arrangements
We have entered into a short term NGL swap contracts with DCP Midstream, LLC whereby we receive a fixed price for NGLs and we pay a floating price. For more information regarding our derivative activities and credit support provided by DCP Midstream, LLC, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk - Commodity Cash Flow Protection Activities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Other Agreements and Transactions with DCP Midstream, LLC
DCP Midstream, LLC was a significant customer during the years ended December 31, 2013, 2012 and 2011. We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty.
We have a contractual arrangement with DCP Midstream, LLC, through March 2022, in which we pay DCP Midstream, LLC a fee for processing services associated with the gas we gather on our Southern Oklahoma system, which is part of our Natural Gas Services segment. In addition, we have an agreement with DCP Midstream, LLC providing for adjustments to those fees based upon plant efficiencies related to our portion of volumes from the Southern Oklahoma system being processed at DCP Midstream, LLC’s plant through March 2022. We generally report fees associated with these activities in the consolidated statements of operations as purchases of natural gas, propane and NGLs from affiliates. In addition, as part of this arrangement, DCP Midstream, LLC pays us a fee for certain gathering services. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.
DCP Midstream, LLC owns certain assets and is party to certain contractual relationships around our Pelico system, included in our Northern Louisiana system, which is part of our Natural Gas Services segment, that are periodically used for the benefit of Pelico. DCP Midstream, LLC is able to source natural gas upstream of Pelico and deliver it to us and is able to take natural gas from the outlet of the Pelico system and market it downstream of Pelico. We purchase natural gas from DCP Midstream, LLC upstream of Pelico and transport it to Pelico under an interruptible transportation agreement with an affiliate. Our purchases from DCP Midstream, LLC are at DCP Midstream, LLC’s actual acquisition cost plus any transportation service charges. Volumes that exceed our on-system demand are sold to DCP Midstream, LLC at an index-based price, less contractually agreed upon marketing fees. Revenues associated with these activities are reported gross in our consolidated statements of operations as sales of natural gas, propane, NGLs and condensate to affiliates.
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
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $1 million, $5 million and $18 million for the years ended December 31, 2013, 2012, and 2011 respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $5 million for the year ended December 31, 2012. We made a distribution to DCP Midstream, LLC related to capital projects at Southeast Texas of $3 million for the year ended December 31, 2013.
In conjunction with our acquisition of the O'Connor plant, we entered into a 15-year fee-based processing agreement with an affiliate of DCP Midstream, LLC pursuant to which such affiliate agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for such affiliate at the O'Connor plant. We received fees of $6 million during the year ended December 31, 2013, which are included in transportation, processing and other to affiliates in the consolidated statements of operations.
As a result of a downstream outage, certain of our assets were required to curtail NGL production during 2012. DCP Midstream, LLC has reimbursed us for the impact of the curtailment and accordingly, we recorded $3 million to sales of natural gas, propane, NGLs and condensate to affiliates and less than $1 million to transportation, processing and other to affiliates in the consolidated statements of operations for the year ended December 31, 2012.
During the year ended December 31, 2011, East Texas received $8 million in business interruption recoveries related to the first quarter 2009 fire that was caused by a third party underground pipeline rupture outside of our property, or the East Texas recovery settlement. We have allocated the recoveries based upon relative ownership percentages at the time the losses were incurred, factoring in amounts previously reimbursed to us by DCP Midstream, LLC. For the year ended December 31, 2011, we recorded $7 million to sales of natural gas, propane, NGLs and condensate, with $5 million representing DCP Midstream, LLC’s portion recorded in net income attributable to noncontrolling interests, in the consolidated statement of operations.
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
The Texas Express Pipeline has in place a long-term, fee-based, ship-or-pay transportation agreement with DCP Midstream, LLC of 20 MBbls/d.

The Wattenberg pipeline has in place a 10-year dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenues under our tariff. We generally report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates.
We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We incurred fees of $1 million and less than $1 million during the years ended December 31, 2013 and 2012, respectively, which are included in operating and maintenance expense in the consolidated statements of operations.
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

	Year Ended December 31,
Type of Fees	2013	2012
	(Millions)
Audit Fees (a)	$2	$2

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

(a) Financial Statement Schedules
Other schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or Notes.
(b) Exhibits

Exhibit Number		Description
1.1	*
Equity Distribution Agreement, dated November 8, 2013, among DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC (filed as Exhibit 1.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2013).

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

2.3	*
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.4	*
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.5	*
Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.6	*
Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.7	*
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.8	*
Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.9	*
Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.10	*
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.11	*
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.12	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.13	*
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.14	*
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.15	*
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.16	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.17	*
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.18	*
Purchase and Sale Agreement, dated February 25, 2014, among DCP Midstream, LP, and DCP Midstream Partners, LP (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

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
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated November 6, 2013 (attached as Exhibit 3.3 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 6, 2013).

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

4.3	*
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

4.4	*
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

4.5	*
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

4.6	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

4.7	*
Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

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

10.4	* +	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.5	* +
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.6	* +
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.7	* +
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.8	*
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

10.9	*
First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.10	*
Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.11	*
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

10.13	*
Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.14	*
Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.15	*
Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.16	*
Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.17	*
Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.18	*
Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.19	* ++
Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.20	*
Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.21	* ++
Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.22	* ++
Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.23	*
First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as
Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.24	*
Thirteenth Amendment to Omnibus Agreement, dated January 3, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.25	*
Term Loan Agreement, dated January 3, 2012, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.26	* ++
Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011 (attached as Exhibit 10.4 to DCP Midstream Partners LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2011).

10.27	*
Credit Agreement, dated November 10, 2011, among DCP Midstream Operating, LP, DCP
Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 14, 2011).

10.28	* +
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.29	* +
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.30	* +
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.31	* +
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.32	*
Fourteenth Amendment to Omnibus Agreement, dated March 30, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.33	*
Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.34	*
Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.35	*
First Amendment to Term Loan Agreement, dated November 1, 2012, among DCP Midstream Partners, LP, DCP Midstream Operating, LP, SunTrust Bank, as administrative agent, and the lenders named therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.36	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.37	*
Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.38	*
Amended and Restated General Partnership Agreement of DCP SC Texas GP, dated November 2, 2012, by and among DCP LP Holdings, LLC, DCP SC Texas Holdings LLC, and DCP South Central Texas Holdings LLC (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.39	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.40	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1		Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP's internal control over financial reporting.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the annual period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

 * Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.
++ Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 26, 2014.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP its General Partner

By:	DCP Midstream GP, LLC its General Partner

By:	/s/ Wouter T. van Kempen
	Name:	Wouter T. van Kempen
	Title:	Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number		Description
1.1	*
Equity Distribution Agreement, dated November 8, 2013, among DCP Midstream Partners, LP, DCP Midstream GP, LP, DCP Midstream GP, LLC, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Suisse Securities (USA) LLC (filed as Exhibit 1.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2013).

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

2.3	*
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.4	*
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.5	*
Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.6	*
Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.7	*
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.8	*
Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.9	*
Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.10	*
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.11	*
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.12	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.13	*
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.14	*
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.15	*
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.16	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.17	*
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.18	*
Purchase and Sale Agreement, dated February 25, 2014, among DCP Midstream, LP, and DCP Midstream Partners, LP (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

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
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated November 6, 2013 (attached as Exhibit 3.3 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 6, 2013).

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

4.3	*
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

4.4	*
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

4.5	*
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

4.6	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

4.7	*
Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

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

10.4	* +	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.5	* +
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.6	* +
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.7	* +
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.8	*
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

10.9	*
First Amendment to Omnibus Agreement, dated April 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.6 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 11, 2006).

10.10	*
Second Amendment to Omnibus Agreement, dated November 1, 2006, among Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2006).

10.11	*
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

10.13	*
Fourth Amendment to Omnibus Agreement, dated July 1, 2007, by and among DCP Midstream, LLC f/k/a/ Duke Energy Field Services, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.14	*
Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated July 1, 2007, between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 2, 2007).

10.15	*
Fifth Amendment to Omnibus Agreement dated August 7, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on August 9, 2007).

10.16	*
Sixth Amendment to Omnibus Agreement, dated August 29, 2007, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on September 5, 2007).

10.17	*
Second Amended and Restated Limited Liability Company Agreement of DCP East Texas Holdings, LLC, dated April 1, 2009 between DCP Midstream, LLC and DCP Assets Holding, LP (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

10.18	*
Tenth Amendment to Omnibus Agreement, dated December 3, 2009, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LLC, and DCP Midstream Operating, LP (attached as Exhibit 10.25 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 11, 2010).

10.19	* ++
Amended and Restated General Partnership Agreement of DCP Southeast Texas Holdings, GP, dated as of January 1, 2011, by and among DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas LLC (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2011).

10.20	*
Twelfth Amendment to Omnibus Agreement, dated January 1, 2011, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.19 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.21	* ++
Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 8, 2008.

10.22	* ++
Amendment dated June 15, 2010 to Propane Sales Contract between Spectra Energy Propane LLC and Gas Supply Resources LLC effective May 1, 2008 (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Periodic Report (File No. 001-32678) on Form 10-Q filed August 9, 2010.

10.23	*
First Amendment to Amended and Restated General Partnership Agreement of DCP Southeast Texas, LLC, Gas Supply Resources Holdings, Inc. and DCP Partners SE Texas, LLC (attached as
Exhibit 10.22 DCP Midstream, LP’s Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.24	*
Thirteenth Amendment to Omnibus Agreement, dated January 3, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.25	*
Term Loan Agreement, dated January 3, 2012, among DCP Midstream Operating, LP, DCP Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2012).

10.26	* ++
Gas Processing Contract between DCP Midstream, LP and DCP Midstream Partners, LP dated as of August 1, 2011 (attached as Exhibit 10.4 to DCP Midstream Partners LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 9, 2011).

10.27	*
Credit Agreement, dated November 10, 2011, among DCP Midstream Operating, LP, DCP
Midstream Partners, LP and Wells Fargo, National Association as Administrative Agent (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 14, 2011).

10.28	* +
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.29	* +
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.30	* +
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.31	* +
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.32	*
Fourteenth Amendment to Omnibus Agreement, dated March 30, 2012, among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP, and DCP Midstream Operating, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 5, 2012).

10.33	*
Fifteenth Amendment to the Omnibus Agreement by and among DCP Midstream, LLC, DCP Midstream GP, LLC, DCP Midstream GP, LP, DCP Midstream Partners, LP and DCP Midstream Operating, LP dated July 2, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.34	*
Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated July 2, 2012 (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.35	*
First Amendment to Term Loan Agreement, dated November 1, 2012, among DCP Midstream Partners, LP, DCP Midstream Operating, LP, SunTrust Bank, as administrative agent, and the lenders named therein (attached as Exhibit 10.2 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.36	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.37	*
Term Loan Agreement by and among DCP Midstream Operating, LP, DCP Midstream Partners, LP and SunTrust Bank as Administrative Agent dated November 1, 2012 (attached as Exhibit 10.3 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.38	*
Amended and Restated General Partnership Agreement of DCP SC Texas GP, dated November 2, 2012, by and among DCP LP Holdings, LLC, DCP SC Texas Holdings LLC, and DCP South Central Texas Holdings LLC (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

10.39	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.40	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

12.1		Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP's internal control over financial reporting.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the annual period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.
++ Confidential treatment has been requested with respect to portions of the exhibit. Such portions have been redacted and filed separately with the SEC.

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints each of Wouter T. van Kempen and Sean P. O'Brien as his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, Chairman of the Board and Director	February 26, 2014
Wouter T. van Kempen	(Principal Executive Officer)

/s/ William S. Waldheim	President and Director	February 26, 2014
William S. Waldheim

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 26, 2014
Sean P. O'Brien	(Principal Financial Officer)

/s/ Gary D. Watkins	Chief Accounting Officer	February 26, 2014
Gary D. Watkins	(Principal Accounting Officer)

/s/ Paul F. Ferguson, Jr.	Director	February 26, 2014
Paul F. Ferguson, Jr.

/s/ R. Mark Fiedorek	Director	February 26, 2014
R. Mark Fiedorek

/s/ Alan N. Harris	Director	February 26, 2014
Alan N. Harris

/s/ Frank A. McPherson	Director	February 26, 2014
Frank A. McPherson

/s/ Thomas C. Morris	Director	February 26, 2014
Thomas C. Morris

/s/ Stephen R. Springer	Director	February 26, 2014
Stephen R. Springer

/s/ Andy Viens	Director	February 26, 2014
Andy Viens

/s/ Brian R. Wenzel	Director	February 26, 2014
Brian R. Wenzel