Form 10-Q
period 2014-03-31
DCP Midstream Partners, LP
filed 2014-05-07
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 1, 2014, there were outstanding 107,918,567 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, including the following risks and uncertainties:

•
the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

•	general economic, market and business conditions;

•	our ability to hire, train, as well as retain qualified personnel and key management to execute our business strategy;

•	volatility in the price of our common units;

•
the level and success of natural gas drilling around our assets, the level and quality of gas production volumes around our assets and our ability to connect supplies to our gathering and processing systems in light of competition;

•	our ability to execute our asset integrity and safety programs to continue the safe and reliable operation of our assets;

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

•
our ability to construct and start-up facilities on budget and in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for materials;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$27	$12
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	130	130
Affiliates	226	212
Inventories	33	67
Unrealized gains on derivative instruments	86	79
Other	2	3
Total current assets	504	503
Property, plant and equipment, net	3,146	3,046
Goodwill	154	154
Intangible assets, net	127	129
Investments in unconsolidated affiliates	1,410	627
Unrealized gains on derivative instruments	69	87
Other long-term assets	27	21
Total assets	$5,437	$4,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$228	$232
Affiliates	28	43
Short-term borrowings	21	335
Unrealized losses on derivative instruments	28	28
Accrued interest	19	13
Other	50	72
Total current liabilities	374	723
Long-term debt	2,310	1,590
Unrealized losses on derivative instruments	1	1
Other long-term liabilities	41	40
Total liabilities	2,726	2,354
Commitments and contingent liabilities
Equity:
Predecessor equity	—	40
Limited partners (107,918,567 and 89,045,139 common units issued and outstanding, respectively)	2,674	1,948
General partner	13	8
Accumulated other comprehensive loss	(9)	(11)
Total partners’ equity	2,678	1,985
Noncontrolling interests	33	228
Total equity	2,711	2,213
Total liabilities and equity	$5,437	$4,567
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$371	$283
Sales of natural gas, propane, NGLs and condensate to affiliates	642	402
Transportation, processing and other	51	46
Transportation, processing and other to affiliates	32	18
Losses from commodity derivative activity, net	(3)	(2)
(Losses) gains from commodity derivative activity, net — affiliates	(12)	2
Total operating revenues	1,081	749
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	785	524
Purchases of natural gas, propane and NGLs from affiliates	100	73
Operating and maintenance expense	45	46
Depreciation and amortization expense	26	21
General and administrative expense	5	5
General and administrative expense — affiliates	11	11
Other expense	1	4
Total operating costs and expenses	973	684
Operating income	108	65
Interest expense	(19)	(12)
Earnings from unconsolidated affiliates	3	8
Income before income taxes	92	61
Income tax expense	(3)	(1)
Net income	89	60
Net income attributable to noncontrolling interests	(10)	(3)
Net income attributable to partners	79	57
Net income attributable to predecessor operations	(6)	(11)
General partner’s interest in net income	(26)	(15)
Net income allocable to limited partners	$47	$31
Net income per limited partner unit — basic and diluted	$0.50	$0.48
Weighted-average limited partner units outstanding — basic and diluted	93.4	65.1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Millions)
Net income	$89	$60
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	2	1
Total other comprehensive income	2	1
Total comprehensive income	91	61
Total comprehensive income attributable to noncontrolling interests	(10)	(3)
Total comprehensive income attributable to partners	$81	$58
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$89	$60
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26	21
Earnings from unconsolidated affiliates	(3)	(8)
Distributions from unconsolidated affiliates	13	11
Net unrealized losses on derivative instruments	14	10
Deferred income taxes, net	2	—
Other, net	2	4
Change in operating assets and liabilities, which (used) provided cash, net of effects of acquisitions:
Accounts receivable	(14)	(79)
Inventories	34	46
Accounts payable	(16)	77
Accrued interest	6	10
Other current assets and liabilities	(7)	—
Net cash provided by operating activities	146	152
INVESTING ACTIVITIES:
Capital expenditures	(63)	(101)
Acquisitions, net of cash acquired	(100)	(481)
Acquisition of unconsolidated affiliates	(669)	—
Investments in unconsolidated affiliates	(65)	(26)
Other	1	—
Net cash used in investing activities	(896)	(608)
FINANCING ACTIVITIES:
Proceeds from long-term debt	719	809
Payments of long-term debt	—	(690)
Payments of commercial paper, net	(314)	—
Payments of deferred financing costs	(6)	(4)
Excess purchase price over acquired interests and commodity hedges	(14)	(94)
Proceeds from issuance of common units, net of offering costs	677	494
Net change in advances to predecessor from DCP Midstream, LLC	(6)	22
Distributions to limited partners and general partner	(86)	(54)
Distributions to noncontrolling interests	(10)	(5)
Purchase of additional interest in a subsidiary	(198)	—
Contributions from noncontrolling interests	3	15
Distributions to DCP Midstream, LLC	—	(3)
Contributions from DCP Midstream, LLC	—	1
Net cash provided by financing activities	765	491
Net change in cash and cash equivalents	15	35
Cash and cash equivalents, beginning of period	12	2
Cash and cash equivalents, end of period	$27	$37
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2014	$40	$1,948	$8	$(11)	$228	$2,213
Net income	6	47	26	—	10	89
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	(6)	—	—	—	—	(6)
Acquisition of Lucerne 1 plant	(40)	—	—	—	—	(40)
Issuance of 4,497,158 units to DCP Midstream, LLC and affiliates	—	225	—	—	—	225
Excess purchase price over carrying value of interests acquired in March 2014 transactions	—	(158)	—	—	—	(158)
Issuance of 14,375,000 common units to the public	—	677	—	—	—	677
Distributions to limited partners and general partner	—	(65)	(21)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	3	3
Purchase of additional interest in a subsidiary	—	—	—	—	(198)	(198)
Balance, March 31, 2014	$—	$2,674	$13	$(9)	$33	$2,711
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$399	$1,063	$—	$(15)	$189	$1,636
Net income	11	31	15	—	3	60
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	22	—	—	—	—	22
Acquisition of additional 46.67% interest in the Eagle Ford system	(390)	—	—	—	—	(390)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 46.67% interest in the Eagle Ford system and commodity hedge	—	(219)	—	—	—	(219)
Issuance of 12,650,000 common units	—	494	—	—	—	494
Distributions to limited partners and general partner	—	(42)	(12)	—	—	(54)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Contributions from noncontrolling interests	—	—	—	—	15	15
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, March 31, 2013	$42	$1,450	$3	$(14)	$202	$1,683

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013
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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes: our natural gas services segment (which includes our Eagle Ford system; our East Texas system; our Southeast Texas system; our Michigan system; our Northern Louisiana system; our Southern Oklahoma system; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or our Piceance system; our 40% interest in Discovery Producer Services LLC, or Discovery, and our DJ Basin system consisting of our O'Connor and Lucerne 1 plants, as well as the Lucerne 2 plant currently under construction), our NGL logistics segment (which includes the NGL storage facility in Michigan, our 12.5% interest in the Mont Belvieu Enterprise fractionator, our 20% interest in the Mont Belvieu 1 fractionator, the DJ Basin NGL fractionators, the Black Lake and Wattenberg interstate NGL pipelines, the Seabreeze and Wilbreeze intrastate NGL pipelines, our 33.33% interests in each of the Sand Hills, Southern Hills and Front Range interstate NGL pipelines, and our 10% interest in the Texas Express intrastate NGL pipeline), and our wholesale propane logistics segment (which includes six rail terminals, two marine terminals and one pipeline terminal).
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
Our predecessor results consist of the Lucerne 1 plant, which we acquired from DCP Midstream, LLC in March 2014, and a 46.67% interest in the Eagle Ford system, which we acquired from DCP Midstream, LLC in March 2013. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system in March 2013, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2013 transaction, but prior to the acquisition of the remaining 20% interest in March 2014, we owned 80% of the Eagle Ford system which we accounted for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of an 80% interest in the Eagle Ford system and our Lucerne 1 plant for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates. All intercompany balances and transactions have been eliminated. Transactions between us and other DCP Midstream, LLC operations have been included in the condensed consolidated financial statements as transactions between affiliates.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2013 Annual Report on Form 10-K.

2. Acquisitions
On March 31, 2014, DCP Midstream, LLC and its affiliates contributed to us (i) a 33.33% membership interest in DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (ii) a 33.33% membership interest in DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline; and (iii) the remaining 20% interest in DCP SC Texas GP, or the Eagle Ford system. The Sand Hills pipeline is engaged in the business of transporting NGLs and consists of approximately 720 miles of pipeline, with an expected initial capacity of 200 MBbls/d, and possible further capacity increases with the installation of additional pump stations. The Sand Hills pipeline provides NGL takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. The Sand Hills pipeline began taking flows in the fourth quarter of 2012 and was placed into service in June 2013. The Southern Hills pipeline is also engaged in the business of transporting NGLs and consists of approximately 800 miles of pipeline, with an expected capacity of 175 MBbls/d after completion of planned pump stations. The Southern Hills pipeline provides NGL takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. The Southern Hills pipeline began taking flows in the first quarter of 2013 and was placed into service in June 2013.
On March 28, 2014, we acquired from DCP Midstream, LLC and its affiliates (i) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (ii) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, or the Lucerne 2 plant, which is currently under construction. The Lucerne 1 plant, along with our O'Connor plant, comprises our DJ Basin system. In conjunction with our acquisition of the Lucerne 1 plant, we entered into a long-term fee-based processing agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the Lucerne 1 plant. The Lucerne 2 plant is expected to be completed in mid-2015 and we have assumed all of the remaining costs to complete this project. In addition, we will enter into a ten-year, fee-based natural gas processing agreement with DCP Midstream, LLC that is effective once the Lucerne 2 plant is placed into service. At that time, the processing agreement with Lucerne 1 will be terminated and the new processing agreement will provide a fixed demand charge on 75% of the capacity of both plants, and a throughput fee on all volumes processed at the Lucerne 1 and 2 plants.
Total consideration for these transactions at closing was $1,220 million, less customary working capital and other adjustments. $225 million of the consideration was funded by the issuance at closing of 2,098,674 of our common units to DCP Midstream, LLC, 1,399,116 of our common units to DCP LP Holdings, LLC, and 999,368 of our common units to DCP Midstream GP, LP. The remainder of the consideration was financed by a portion of the issuance of 14,375,000 common units to the public and the proceeds from our 5.60% 30-year Senior Notes and 2.70% five-year Senior Notes offering. The total consideration over the carrying value of the net assets of the Sand Hills and Southern Hills pipelines, the remaining 20% of the Eagle Ford system, and the Lucerne 1 and Lucerne 2 plants resulted in an excess purchase price of $158 million which was recorded as a decrease in limited partners' equity in the condensed consolidated statement of changes in equity.
The acquisition of the Lucerne 2 plant and contribution of the Sand Hills pipeline, the Southern Hills pipeline and the remaining 20% interest in the Eagle Ford system represent a transfer of assets between entities under common control. The results for these entities are included prospectively from the date of acquisition or contribution. The acquisition of the Lucerne 1 plant represents a transaction between entities under common control and a change in reporting entity. Accordingly, our condensed consolidated financial statements have been adjusted to retrospectively include the historical results of the Lucerne 1 plant for all periods presented, similar to the pooling method. The results of the Sand Hills and Southern Hills pipelines are included in our NGL Logistics segment, and the remaining 20% interest in the Eagle Ford system and the Lucerne 1 and 2 plants are included in our Natural Gas Services segment.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The assets and liabilities of the Lucerne 1 plant are included in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. The following table presents the previously reported December 31, 2013 consolidated balance sheet, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

As of December 31, 2013

	DCP Midstream Partners, LP (Condensed, as previously reported on Form 10-K filed on 2/26/14)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$12	$—	$12
Accounts receivable	342	—	342
Inventories	67	—	67
Other	82	—	82
Total current assets	503	—	503
Property, plant and equipment, net	3,005	41	3,046
Goodwill and intangible assets, net	283	—	283
Investments in unconsolidated affiliates	627	—	627
Other non-current assets	108	—	108
Total assets	$4,526	$41	$4,567
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$722	$1	$723
Long-term debt	1,590	—	1,590
Other long-term liabilities	41	—	41
Total liabilities	2,353	1	2,354
Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,956	40	1,996
Accumulated other comprehensive loss	(11)	—	(11)
Total partners’ equity	1,945	40	1,985
Noncontrolling interests	228	—	228
Total equity	2,173	40	2,213
Total liabilities and equity	$4,526	$41	$4,567

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The results of the Lucerne 1 plant are included in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013. The following table presents the previously reported consolidated statements of operations for the three months ended March 31, 2013, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

Three Months Ended March 31, 2013

	DCP Midstream Partners, LP (As previously reported on Form 10-Q filed on 5/7/13)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$668	$17	$685
Transportation, processing and other	63	1	64
Total operating revenues	731	18	749
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	586	11	597
Operating and maintenance expense	45	1	46
Depreciation and amortization expense	20	1	21
General and administrative expense	16	—	16
Other operating expense	4	—	4
Total operating costs and expenses	671	13	684
Operating income	60	5	65
Interest expense	(12)	—	(12)
Earnings from unconsolidated affiliates	8	—	8
Income before income taxes	56	5	61
Income tax expense	(1)	—	(1)
Net income	55	5	60
Net income attributable to noncontrolling interests	(3)	—	(3)
Net income attributable to partners	$52	$5	$57

3. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for expenses and expenditures incurred or payments made on our behalf. The annual fee under the Services Agreement is subject to adjustment based on the scope of general and administrative services performed by DCP Midstream, LLC, as well an annual adjustment based on changes to the Consumer Price Index.
On March 31, 2014, the annual fee payable under the Services Agreement was increased by approximately $15 million, prorated for the remainder of the calendar year, to $44 million. The increase is predominantly attributable to general and

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

administrative expenses previously incurred by the Eagle Ford system being reallocated to the Services Agreement in connection with the contribution of the remaining 20% interest in the Eagle Ford system to us, bringing our ownership to 100%.

The following is a summary of the fees we incurred under the Services and Omnibus Agreements, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Services/Omnibus Agreement	$7	$7
Other fees — DCP Midstream, LLC	4	4
Total — DCP Midstream, LLC	$11	$11
In addition to the fees paid pursuant to the Services and Omnibus Agreements, we incurred allocated expenses, including insurance and internal audit fees with DCP Midstream, LLC of less than $1 million for each of the three months ended March 31, 2014 and 2013. The Eagle Ford system incurred $4 million in general and administrative expenses directly from DCP Midstream, LLC for each of the three months ended March 31, 2014 and 2013, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
Other Agreements and Transactions with DCP Midstream, LLC
In conjunction with our acquisition of the Lucerne 1 plant, which is part of our Natural Gas Services segment, we entered into a long-term fee-based processing agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the Lucerne 1 plant.
In addition to agreements with other shippers, the Front Range pipeline, which was placed into service in February 2014, has in place a 15-year transportation agreement, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Front Range’s tariffs.
In addition to third party agreements, the Sand Hills pipeline has in place 15-year transportation agreements, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Sand Hills’ tariffs.
In addition to third party agreements, the Southern Hills pipeline has in place a 15-year transportation agreement, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Southern Hills’ tariffs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2014	2013
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$642	$402
Transportation, processing and other	$18	$18
Purchases of natural gas, propane and NGLs	$80	$55
(Losses) gains from commodity derivative activity, net	$(12)	$2
General and administrative expense	$11	$11
Spectra Energy:
Purchases of natural gas, propane and NGLs	$20	$18
Transportation, processing and other	$14	$—

We had balances with affiliates as follows:

	March 31, 2014	December 31, 2013
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$225	$211
Accounts payable	$22	$37
Unrealized gains on derivative instruments — current	$84	$79
Unrealized gains on derivative instruments — long-term	$64	$81
Unrealized losses on derivative instruments — current	$19	$18
Unrealized losses on derivative instruments — long-term	$1	$1
Spectra Energy:
Accounts receivable	$1	$1
Accounts payable	$6	$6
4. Inventories
Inventories were as follows:

	March 31, 2014	December 31, 2013
	(Millions)
Natural gas	$2	$38
NGLs	31	29
Total inventories	$33	$67
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $3 million in lower of cost or market adjustments during the three months ended March 31, 2014 and no lower of cost or market adjustments during the three months ended March 31, 2013.
5. Property, Plant and Equipment

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2014	December 31, 2013
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,181	$2,205
Processing, storage, and terminal facilities	35 — 60 Years	1,947	1,645
Other	3 — 30 Years	49	49
Construction work in progress		156	310
Property, plant and equipment		4,333	4,209
Accumulated depreciation		(1,187)	(1,163)
Property, plant and equipment, net		$3,146	$3,046
Interest capitalized on construction projects for the three months ended March 31, 2014 and 2013 was $1 million and $2 million, respectively.
Depreciation expense was $24 million and $19 million, for the three months ended March 31, 2014, and 2013, respectively.
During the three months ended March 31, 2014 and 2013, we discontinued certain construction projects and wrote off approximately $1 million and $4 million, respectively, in construction work in progress to other expense in the condensed consolidated statements of operations.
6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2014	December 31, 2013
		(Millions)
Sand Hills Pipeline, LLC	33.33%	$398	$—
Discovery Producer Services LLC	40%	388	348
Southern Hills Pipeline, LLC	33.33%	330	—
Front Range Pipeline LLC	33.33%	154	134
Texas Express Pipeline	10%	97	96
Mont Belvieu Enterprise Fractionator	12.5%	22	26
Mont Belvieu 1 Fractionator	20%	14	16
Other	Various	7	7
Total investments in unconsolidated affiliates		$1,410	$627
There was an excess of the carrying amount of the investment over the underlying equity of Sand Hills of $10 million at March 31, 2014 which is associated with interest capitalized during the construction of the Sand Hills pipeline and is being amortized over the life of the underlying long-lived assets of Sand Hills pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Southern Hills of $8 million at March 31, 2014 which is associated with interest capitalized during the construction of the Southern Hills pipeline and is being amortized over the life of the underlying long-lived assets of Southern Hills pipeline.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Mont Belvieu Enterprise Fractionator	$4	$4
Mont Belvieu 1 Fractionator	1	4
Discovery Producer Services LLC	(1)	—
Front Range Pipeline LLC	(1)	—
Total earnings from unconsolidated affiliates	$3	$8
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Statements of operations:
Operating revenue	$111	$108
Operating expenses	$82	$67
Net income	$29	$41

	March 31, 2014	December 31, 2013
	(Millions)
Balance sheets:
Current assets	$223	$182
Long-term assets	5,033	2,678
Current liabilities	(308)	(276)
Long-term liabilities	(110)	(37)
Net assets	$4,838	$2,547

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
Three Months Ended March 31, 2014 and 2013 - (Continued)
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
A financial instrument’s categorization within the hierarchy is based upon the level of judgment involved in the most significant input in the determination of the instrument’s fair value. Following is a description of the valuation methodologies used as well as the general classification of such instruments pursuant to the hierarchy.
Commodity Derivative Assets and Liabilities
We enter into a variety of derivative financial instruments, which may include over the counter, or OTC, instruments, such as natural gas, crude oil or NGL contracts.
Within our Natural Gas Services, segment we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.
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
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment; goodwill; and long-lived intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2014 and December 31, 2013, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$16	$70	$86	$—	$14	$65	$79
Short-term investments (b)	$23	$—	$—	$23	$9	$—	$—	$9
Long-term assets (c):
Commodity derivatives	$—	$9	$60	$69	$—	$12	$75	$87
Current liabilities (d):
Commodity derivatives	$—	$(26)	$(1)	$(27)	$—	$(26)	$—	$(26)
Interest rate derivatives	$—	$(1)	$—	$(1)	$—	$(2)	$—	$(2)
Long-term liabilities (e):
Commodity derivatives	$—	$(1)	$—	$(1)	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer between Level 1 and Level 2 would be reflected in a table as Transfers in/out of Level 1/Level 2. During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended March 31, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	17	(15)	(1)	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(12)	—	—	—
Purchases	—	—	—	—
Ending balance	$70	$60	$(1)	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$19	$(15)	$(1)	$—
Three months ended March 31, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains included in earnings (c)	8	(5)	1	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(11)	—	—	—
Purchases	24	62	—	—
Ending balance	$61	$122	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$8	$(5)	$—	$—

(a)	There were no issuances or sales of derivatives for the three months ended March 31, 2014 and 2013.

(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

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

	March 31, 2014
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$130	$0.26-$2.11	Per gallon
Liabilities
NGLs	$(1)	$2.04-$2.11	Per gallon

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
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

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions)

Senior Notes
3.25% Senior Notes	$250	$258	$250	$258
2.50% Senior Notes	498	509	497	500
2.70% Senior Notes	323	325	—	—
4.95% Senior Notes	349	373	349	354
3.875% Senior Notes	494	487	494	461
5.60% Senior Notes	396	417	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

8. Debt

	March 31, 2014	December 31, 2013
	(Millions)
Commercial Paper
Short-term borrowings, weighted-average interest rate of 0.65% and 1.14%, respectively	$21	$335
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	—
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	—
Unamortized discount	(15)	(10)
Total debt	2,331	1,925
Short-term borrowings	(21)	(335)
Total long-term debt	$2,310	$1,590
Commercial Paper Program
We have a commercial paper program, or the Commercial Paper Program, under which we may issue unsecured commercial paper notes, or the Notes. Notes outstanding, combined with the amount outstanding under our revolving credit facility, are not to exceed $1 billion in the aggregate. As of March 31, 2014, we had $21 million of commercial paper outstanding which is included in short-term borrowings in our condensed consolidated balance sheets.
Credit Agreement
As of March 31, 2014, we have a $1 billion revolving credit facility that matures November 10, 2016, or the Credit Agreement.
As of March 31, 2014 and December 31, 2013, we had $1 million of letters of credit issued and outstanding under the Credit Agreement. As of March 31, 2014, the unused capacity under the Credit Agreement was $978 million, net of amounts outstanding under our Commercial Paper Program and letters of credit, which was available for general working capital purposes.
Our borrowing capacity may be limited by the Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the November 10, 2016 maturity date.
Debt Securities
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the contribution and acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.
In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts of $10 million, which we used to fund a portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

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
The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2015	$250
2016	—
2017	500
2018	—
2019	325
Thereafter	1,250
2,325
Unamortized discount	(15)
Total	$2,310
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
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a significant portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2017 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships; however, a significant amount of our NGL hedges from 2014 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or a loss on commodity derivative activity.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of March 31, 2014.

Interest Rate Risk
At March 31, 2014, we had interest rate swap agreements extending through June 2014 with notional values totaling $150 million, which are accounted for under the mark-to-market method of accounting and reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we pay fixed-rates ranging from 2.94% to 2.99%, and receive interest payments based on the one-month LIBOR. Prior to August of 2013, these interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the condensed consolidated balance sheets. In conjunction with the issuance of 14,375,000 of our common units to the public in March 2014,

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

we paid down a portion of the balance outstanding under our Commercial Paper Program and reclassified the remaining loss of $1 million in AOCI into earnings as interest expense.
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $4 million as of March 31, 2014.
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

•
In the event that we or DCP Midstream, LLC were to be downgraded below investment grade by at least one of the major credit rating agencies, certain of our ISDA counterparties would have the right to reduce our collateral threshold to zero, potentially requiring us to fully collateralize any commodity contracts in a net liability position.

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of March 31, 2014, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2014, we had $8 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2014, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of March 31, 2014, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $6 million.
As of March 31, 2014, we had $150 million of interest rate swap instruments that were in a net liability position of $1 million and were subject to credit-risk related contingent features. If we were to have a default of any of our covenants to our Credit Agreement that occurs and is continuing, the counterparties to our swap instruments have the right to request that we net settle the instrument in the form of cash.
Unconsolidated Affiliates
Discovery Producer Services LLC, one of our unconsolidated affiliates, entered into agreements with a pipe vendor denominated in a foreign currency in connection with the expansion of the natural gas gathering pipeline system in the deepwater Gulf of Mexico, the Keathley Canyon Connector. Discovery entered into certain foreign currency derivative contracts to mitigate a portion of the foreign currency exchange risks which were designated as cash flow hedges. As these

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

hedges are owned by Discovery, an unconsolidated affiliate, and designated as cash flow hedges, we include the impact to AOCI on our condensed consolidated balance sheet.
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

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	March 31, 2014			December 31, 2013
Assets:
Commodity derivatives	$155	$(19)	$136	$166	$(13)	$153
Interest rate derivatives	$—	$—	$—	$—	$—	$—
Liabilities:
Commodity derivatives	$(28)	$19	$(9)	$(27)	$13	$(14)
Interest rate derivatives	$(1)	$—	$(1)	$(2)	$—	$(2)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are as designated as hedging instruments as of March 31, 2014 and December 31, 2013.

Balance Sheet Line Item	March 31, 2014	December 31, 2013	Balance Sheet Line Item	March 31, 2014	December 31, 2013
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$86	$79	Unrealized losses on derivative instruments — current	$(27)	$(26)
Unrealized gains on derivative instruments — long-term	69	87	Unrealized losses on derivative instruments — long-term	(1)	(1)
	$155	$166		$(28)	$(27)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(1)	$(2)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$(1)	$(2)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2014:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(6)		$(6)	$1	$(11)
Losses reclassified from AOCI to earnings — effective portion	2	(b)	—	—	2
Net deferred (losses) gains in AOCI (ending balance)	$(4)		$(6)	$1	$(9)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)		$—	$—	$(1)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

For the three months ended March 31, 2014, no derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2014, $1 million of derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Gains (losses) recognized in AOCI on derivatives - effective portion	—		1	(1)	—
Losses reclassified from AOCI to earnings — effective portion	$1	(b)	$—	$—	$1
Net deferred losses in AOCI (ending balance)	$(9)		$(5)	$—	$(14)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.
For the three months ended March 31, 2013, less than $1 million of derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2013, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2014	2013
	(Millions)
Third party:
Realized losses	$(3)	$(4)
Unrealized gains	—	2
Losses from commodity derivative activity, net	$(3)	$(2)
Affiliates:
Realized gains	$1	$14
Unrealized losses	(13)	(12)
(Losses) gains from commodity derivative activity, net —affiliates	$(12)	$2

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2014	2013
	(Millions)
Third party:
Realized losses	$(1)	$—
Unrealized gains	1	—
Interest expense	$—	$—
We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	March 31, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMbtu)
2014	(520,575)	(4,014,200)	(4,602,350)	4,305,000
2015	(745,695)	(13,458,975)	(5,691,570)	2,185,000
2016	(561,922)	(3,668,564)	(813,267)	—
2017	—	(6,387,500)	—	—

	March 31, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (Mmbtu)
2013	(750,660)	(13,320,825)	(3,515,600)	135,000
2014	(636,195)	(11,636,120)	(5,231,910)	(2,747,500)
2015	(453,695)	(12,196,475)	(5,691,570)	—
2016	(195,922)	(1,838,564)	(813,267)	—
We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of March 31, 2014, we have swaps with a notional value of $70 million and $80 million.
10. Partnership Equity and Distributions
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC and its affiliates as partial consideration for the contribution of 33.33% membership interests in each of the Sand Hills and Southern Hills pipelines and the remaining 20% interest in the Eagle Ford system.
In June 2013, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement allows us to issue additional common units. In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the three months ended March 31, 2014, we issued no common units pursuant to the 2013 equity distribution agreement. As of March 31, 2014, approximately $212 million of the aggregate offering amount remains available for sale pursuant to the 2013 equity distribution agreement.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.
In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

The following table presents our cash distributions paid in 2014 and 2013:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 14, 2014	$0.7325	$86
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
11. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 9,742, and 22,459 equivalent units during the three months ended March 31, 2014, and 2013, respectively.
12. Commitments and Contingent Liabilities
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
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations and safety standards. In addition, there is increasing focus, from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

environment and the expertise required for these operations. Gross margin is a performance measure utilized by management to monitor the business of each segment.

The following tables set forth our segment information:
Three Months Ended March 31, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$849	$17	$215	$—	$1,081
Gross margin (a)	$164	$17	$15	—	$196
Operating and maintenance expense	(38)	(4)	(3)	—	(45)
Depreciation and amortization expense	(24)	(1)	(1)	—	(26)
General and administrative expense	—	—	—	(16)	(16)
Other expense	(1)	—	—	—	(1)
(Losses) earnings from unconsolidated affiliates	(1)	4	—	—	3
Interest expense	—	—	—	(19)	(19)
Income tax expense	—	—	—	(3)	(3)
Net income (loss)	$100	$16	$11	$(38)	$89
Net income attributable to noncontrolling interests	(10)	—	—	—	(10)
Net income (loss) attributable to partners	$90	$16	$11	$(38)	$79
Non-cash derivative mark-to-market (b)	$(12)	$—	$(1)	$(1)	$(14)
Non-cash lower of cost or market adjustments	$—	$—	$3		$3
Capital expenditures	$55	$4	$4	$—	$63
Acquisition expenditures	$100	$669	$—	$—	$769
Investments in unconsolidated affiliates	$42	$23	$—	$—	$65

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

Three Months Ended March 31, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$575	$19	$155	$—	$749
Gross margin (a)	$105	$19	$28	$—	$152
Operating and maintenance expense	(39)	(4)	(3)	—	(46)
Depreciation and amortization expense	(19)	(1)	(1)	—	(21)
General and administrative expense	—	—	—	(16)	(16)
Other expense	—	—	(4)	—	(4)
Earnings from unconsolidated affiliates	—	8	—	—	8
Interest expense	—	—	—	(12)	(12)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$47	$22	$20	$(29)	$60
Net income attributable to noncontrolling interests	(3)	—	—	—	(3)
Net income (loss) attributable to partners	$44	$22	$20	$(29)	$57
Non-cash derivative mark-to-market (b)	$(9)	$—	$(1)	$—	$(10)
Capital expenditures	$99	$2	$—	$—	$101
Acquisitions, net of cash acquired	$481	$—	$—	$—	$481
Investments in unconsolidated affiliates	$10	$16	$—	$—	$26

	March 31,	December 31,
	2014	2013
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$3,437	$3,303
NGL Logistics	1,302	555
Wholesale Propane Logistics	109	106
Other (d)	85	100
Total long-term assets	4,933	4,064
Current assets (c)	504	503
Total assets	$5,437	$4,567

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

(b)	Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

(c)
The segment information for the three months ended March 31, 2014, and 2013, includes the results of our Lucerne 1 plant, and the segment information as of December 31, 2013 and for the three months ended March 31, 2013 includes the results of an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2014	2013
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$10	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$12	$29
Other non-cash additions of property, plant and equipment	$—	$1
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 transactions	$81	$—
Non-cash excess purchase price in March 2014 transactions and March 2013 Eagle Ford system transaction	$144	$125

15. Supplementary Information — Condensed Consolidating Financial Information
The following condensed consolidating financial information presents the results of operations, financial position and cash flows of DCP Midstream Partners, LP, or parent guarantor, DCP Midstream Operating LP, or subsidiary issuer, which is a 100% owned subsidiary, and non-guarantor subsidiaries, as well as the consolidating adjustments necessary to present DCP Midstream Partners, LP’s results on a consolidated basis. In conjunction with the universal shelf registration statement on Form S-3 which became effective on June 14, 2012, the parent guarantor has agreed to fully and unconditionally guarantee debt securities of the subsidiary issuer. For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$23	$4	$—	$27
Accounts receivable, net	—	—	356	—	356
Inventories	—	—	33	—	33
Other	—	—	88	—	88
Total current assets	—	23	481	—	504
Property, plant and equipment, net	—	—	3,146	—	3,146
Goodwill and intangible assets, net	—	—	281	—	281
Advances receivable — consolidated subsidiaries	2,620	2,049	—	(4,669)	—
Investments in consolidated subsidiaries	58	319	—	(377)	—
Investments in unconsolidated affiliates	—	—	1,410	—	1,410
Other long-term assets	—	18	78	—	96
Total assets	$2,678	$2,409	$5,396	$(5,046)	$5,437
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$41	$333	$—	$374
Advances payable — consolidated subsidiaries	—	—	4,669	(4,669)	—
Long-term debt	—	2,310	—	—	2,310
Other long-term liabilities	—	—	42	—	42
Total liabilities	—	2,351	5,044	(4,669)	2,726
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,678	62	324	(377)	2,687
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	2,678	58	319	(377)	2,678
Noncontrolling interests	—	—	33	—	33
Total equity	2,678	58	352	(377)	2,711
Total liabilities and equity	$2,678	$2,409	$5,396	$(5,046)	$5,437

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$12	$—	$12
Accounts receivable, net	—	—	342	—	342
Inventories	—	—	67	—	67
Other	—	—	82	—	82
Total current assets	—	—	503	—	503
Property, plant and equipment, net	—	—	3,046	—	3,046
Goodwill and intangible assets, net	—	—	283	—	283
Advances receivable — consolidated subsidiaries	1,805	1,683	—	(3,488)	—
Investments in consolidated subsidiaries	181	426	—	(607)	—
Investments in unconsolidated affiliates	—	—	627	—	627
Other long-term assets	—	12	96	—	108
Total assets	$1,986	$2,121	$4,555	$(4,095)	$4,567
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$1	$350	$372	$—	$723
Advances payable — consolidated subsidiaries	—	—	3,488	(3,488)	—
Long-term debt	—	1,590	—	—	1,590
Other long-term liabilities	—	—	41	—	41
Total liabilities	1	1,940	3,901	(3,488)	2,354
Commitments and contingent liabilities
Equity:
Partners’ equity:
Predecessor equity	—	—	40	—	40
Net equity	1,985	187	391	(607)	1,956
Accumulated other comprehensive loss	—	(6)	(5)	—	(11)
Total partners’ equity	1,985	181	426	(607)	1,985
Noncontrolling interests	—	—	228	—	228
Total equity	1,985	181	654	(607)	2,213
Total liabilities and equity	$1,986	$2,121	$4,555	$(4,095)	$4,567

(a)
The financial information as of December 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system, transfers of net assets between entities under common control that were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,013	$—	$1,013
Transportation, processing and other	—	—	83	—	83
Gains from commodity derivative activity, net	—	—	(15)	—	(15)
Total operating revenues	—	—	1,081	—	1,081
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	885	—	885
Operating and maintenance expense	—	—	45	—	45
Depreciation and amortization expense	—	—	26	—	26
General and administrative expense	—	—	16	—	16
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	973	—	973
Operating income	—	—	108	—	108
Interest expense, net	—	(19)	—	—	(19)
Income from consolidated subsidiaries	79	98	—	(177)	—
Earnings from unconsolidated affiliates	—	—	3	—	3
Income before income taxes	79	79	111	(177)	92
Income tax expense	—	—	(3)	—	(3)
Net income	79	79	108	(177)	89
Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
Net income attributable to partners	$79	$79	$98	$(177)	$79

(a)
The financial information for the three months ended March 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$79	$79	$108	$(177)	$89
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	81	81	108	(179)	91
Total comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Total comprehensive income attributable to partners	$81	$81	$98	$(179)	$81

(a)
The financial information for the three months ended March 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$685	$—	$685
Transportation, processing and other	—	—	64	—	64
Gains from commodity derivative activity, net	—	—	—	—	—
Total operating revenues	—	—	749	—	749
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	597	—	597
Operating and maintenance expense	—	—	46	—	46
Depreciation and amortization expense	—	—	21	—	21
General and administrative expense	—	—	16	—	16
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	684	—	684
Operating income	—	—	65	—	65
Interest expense	—	(12)	—	—	(12)
Earnings from unconsolidated affiliates	—	—	8	—	8
Income from consolidated subsidiaries	57	69	—	(126)	—
Income before income taxes	57	57	73	(126)	61
Income tax expense	—	—	(1)	—	(1)
Net income	57	57	72	(126)	60
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to partners	$57	$57	$69	$(126)	$57

(a)
The financial information for the three months ended March 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$57	$57	$72	$(126)	$60
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	58	58	72	(127)	61
Total comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Total comprehensive income attributable to partners	$58	$58	$69	$(127)	$58

(a)
The financial information for the three months ended March 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	(591)	(376)	1,113	—	146
INVESTING ACTIVITIES:
Capital expenditures	—	—	(63)	—	(63)
Acquisitions, net of cash acquired	—	—	(100)	—	(100)
Acquisition of unconsolidated affiliates	—	—	(669)	—	(669)
Investments in unconsolidated affiliates	—	—	(65)	—	(65)
Other	—	—	1	—	1
Net cash used in investing activities	—	—	(896)	—	(896)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	719	—	—	719
Payments of commercial paper, net	—	(314)	—	—	(314)
Payments of deferred financing costs	—	(6)	—	—	(6)
Excess purchase price over acquired interests and commodity hedges	—	—	(14)	—	(14)
Proceeds from issuance of common units, net of offering costs	677	—	—	—	677
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(86)	—	—	—	(86)
Distributions to noncontrolling interests	—	—	(10)	—	(10)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by (used in) financing activities	591	399	(225)	—	765
Net change in cash and cash equivalents	—	23	(8)	—	15
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	—	23	4	—	27

(a)
The financial information for the three months ended March 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(440)	$(73)	$671	$(6)	$152
INVESTING ACTIVITIES:
Capital expenditures	—	—	(101)	—	(101)
Acquisitions, net of cash acquired	—	—	(481)	—	(481)
Investments in unconsolidated affiliates	—	—	(26)	—	(26)
Net cash used in investing activities	—	—	(608)	—	(608)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	809	—	—	809
Payments of long-term debt	—	(690)	—	—	(690)
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	494	—	—	—	494
Excess purchase price over acquired assets	—	—	(94)	—	(94)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	22	—	22
Distributions to common unitholders and general partner	(54)	—	—	—	(54)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Contributions from noncontrolling interests	—	—	15	—	15
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by (used in) financing activities	440	115	(64)	—	491
Net change in cash and cash equivalents	—	42	(1)	(6)	35
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	$—	$45	$1	$(9)	$37

(a)
The financial information during the three months ended March 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

16. Subsequent Events
On April 28, 2014, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.745 per unit, payable on May 15, 2014 to unitholders of record on May 8, 2014.
On May 1, 2014, we entered into a $1.25 billion amended senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our Credit Agreement. The key changes from the Credit Agreement were to increase the capacity from $1 billion and extend the maturity date from November 10, 2016. The Amended and Restated Credit Agreement will be used for ongoing working capital requirements and for other general partnership purposes including acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included in our 2013 Form 10-K.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices, which we significantly mitigate on an overall Partnership basis through a multi-year hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes. Commodity prices historically have been volatile and continue to be volatile.
If commodity prices are weak for a sustained period, our natural gas throughput volumes may be impacted, particularly if producers were to shut in gas. Natural gas drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling remains weak in certain areas with dry gas where relatively lower commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic natural gas production. We use direct NGL hedges to mitigate a significant portion of our NGL price exposure; however, weakening of the relationship of natural gas liquids to crude oil prices does modestly impact the effectiveness of our hedging program to mitigate our exposure to price fluctuations where we use crude oil to hedge our NGL price exposure.
Our highly hedged commodity position mitigates a significant portion of our natural gas, NGL, and condensate commodity price risk through 2017. Additionally, our fee-based business represents a significant portion of our estimated margins.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry is making significant investment in building or expanding facilities to convert chemical plants from heavier oil-based feed stock to lighter NGL-based feed stock, including ethane. This increased demand should provide support for the increasing supply of ethane. In addition, propane export facilities are being expanded or built, which provide support for the increasing supply of propane. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
U.S. financial markets and many businesses and investors continue to monitor global conditions. Uncertainty may contribute to volatility in financial and commodity markets.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy. Our multi-faceted growth strategy may take numerous forms such as dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, organic build opportunities within our footprint and third-party acquisitions. Dropdowns from DCP Midstream, LLC since the beginning of 2013 have totaled over $2 billion. In 2014, we will continue executing our multi-faceted growth strategy, with an emphasis on dropdowns from DCP Midstream, LLC and organic growth.

Some of our recent growth projects include the following:

•
On March 31, 2014, DCP Midstream, LLC and its affiliates contributed a (i) 33.33% membership interest in DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (ii) a 33.33% membership interest in DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline; and (iii) the remaining 20% interest in the Eagle Ford system, to us. The Eagle Ford system recently completed construction of the Goliad 200 MMcf/d natural gas processing plant, representing a total investment of approximately $290 million, which was placed into service in February 2014.

•
On March 28, 2014, we acquired from DCP Midstream, LLC and its affiliates (i) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (ii) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, which is currently under construction, or the Lucerne 2 plant. The Lucerne 2 plant is expected to be completed in mid-2015. Total consideration for the March

31, 2014 contributions and March 28, 2014 acquisitions was $1,220 million, less customary working capital and other adjustments.

•	The O'Connor plant expansion to 160 MMcf/d was placed into service in March 2014.

•	The Front Range pipeline, of which we own a 33.33% equity interest, was placed into service in February 2014.

•	Our expansion plan for Discovery's Keathley Canyon natural gas gathering pipeline system is progressing and is expected to be completed in the fourth quarter of 2014.
Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. During the three months ended March 31, 2014, we received net proceeds of $677 million from the issuance of 14,375,000 of our common units to the public, $392 million through a public debt offering of 5.60% 30-year Senior Notes, and $320 million through a public debt offering of 2.70% five-year Senior Notes, which were used to finance a portion of the purchase price for the March 2014 transactions discussed above. We have a Commercial Paper Program pursuant to which we had $21 million outstanding as of March 31, 2014, which is included in short-term borrowings in our condensed consolidated balance sheets. As of March 31, 2014, the unused capacity under the Credit Agreement was $978 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distribution for the quarter, resulting in a 6% increase in our quarterly distribution rate over the rate declared for the first quarter of 2013. The distribution reflects our business results as well as our recent execution on growth opportunities.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; the Marysville NGL storage project and expansion of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.

For an in-depth discussion of factors that may significantly affect our results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Significantly Affect Our Results” in our 2013 Form 10-K.

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of our Lucerne 1 plant and a 46.67% interest in the Eagle Ford system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

	Three Months Ended March 31,
	2014	2013
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$79	$57
Interest expense	19	12
Income tax expense	3	1
Operating and maintenance expense	45	46
Depreciation and amortization expense	26	21
General and administrative expense	16	16
Other expense (income)	1	4
Earnings from unconsolidated affiliates	(3)	(8)
Net income attributable to noncontrolling interests	10	3
Gross margin	$196	$152
Non-cash commodity derivative mark-to-market (a)	$(13)	$(10)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$90	$44
Operating and maintenance expense	38	39
Depreciation and amortization expense	24	19
Other expense	1	—
Losses from unconsolidated affiliates	1	—
Net income attributable to noncontrolling interests	10	3
Segment gross margin	$164	$105
Non-cash commodity derivative mark-to-market (a)	$(12)	$(9)

NGL Logistics segment:
Segment net income attributable to partners	$16	$22
Operating and maintenance expense	4	4
Depreciation and amortization expense	1	1
Earnings from unconsolidated affiliates	(4)	(8)
Segment gross margin	$17	$19

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$11	$20
Operating and maintenance expense	3	3
Depreciation and amortization expense	1	1
Other expense	—	4
Segment gross margin	$15	$28
Non-cash commodity derivative mark-to-market (a)	$(1)	$(1)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended March 31,
	2014	2013
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners	$90	$44
Non-cash commodity derivative mark-to-market	12	9
Depreciation and amortization expense	24	19
Noncontrolling interest on depreciation and income tax	(2)	(1)
Adjusted Segment EBITDA	$124	$71
NGL Logistics segment:
Segment net income attributable to partners	$16	$22
Depreciation and amortization expense	1	1
Adjusted Segment EBITDA	$17	$23
Wholesale Propane Logistics segment:
Segment net income attributable to partners (a)	$11	$20
Non-cash commodity derivative mark-to-market	1	1
Depreciation and amortization expense	1	1
Adjusted Segment EBITDA	$13	$22

(a)
Includes $3 million of lower of cost or market adjustments for the three months ended March 31, 2014, and no lower of cost or market adjustments for the three months ended March 31, 2013, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our 2013 Form 10-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2014 are the same as those described in our 2013 Form 10-K. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2013 Form 10-K.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2014, and 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended March 31,		Variance 2014 vs. 2013
	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (c):
Natural Gas Services	$849	$575	$274	48%
NGL Logistics	17	19	(2)	(11)%
Wholesale Propane Logistics	215	155	60	39%
Total operating revenues	1,081	749	332	44%
Gross margin (d):
Natural Gas Services	164	105	59	56%
NGL Logistics	17	19	(2)	(11)%
Wholesale Propane Logistics	15	28	(13)	(46)%
Total gross margin	196	152	44	29%
Operating and maintenance expense	(45)	(46)	(1)	(2)%
Depreciation and amortization expense	(26)	(21)	5	24%
General and administrative expense	(16)	(16)	—	—%
Other expense	(1)	(4)	(3)	(75)%
Earnings from unconsolidated affiliates (e)	3	8	(5)	(63)%
Interest expense	(19)	(12)	7	58%
Income tax expense	(3)	(1)	2	200%
Net income attributable to noncontrolling interests	(10)	(3)	7	233%
Net income attributable to partners	$79	$57	$22	39%
Other data:
Non-cash commodity derivative mark-to-market	$(13)	$(10)	$3	30%
Natural gas throughput (MMcf/d) (f)	2,373	2,325	48	2%
NGL gross production (Bbls/d) (f)	138,827	117,364	21,463	18%
NGL pipelines throughput (Bbls/d) (f)	92,275	84,294	7,981	9%
Propane sales volume (Bbls/d)	32,049	33,759	(1,710)	(5)%

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Operating revenues include the impact of commodity derivative activity.

(d)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including commodity derivative activity, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.

(e)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery, our 33.33% ownership of the Front Range NGL pipeline, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express NGL pipeline. Earnings for Discovery, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(f)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Total Operating Revenues — Total operating revenues increased $332 million in 2014 compared to 2013 as a result of the following:

•
$274 million increase for our Natural Gas Services segment primarily due to an increase in commodity prices, higher volumes and improved NGL recoveries, and an increase in fee revenue, partially offset by lower volumes related to our natural gas storage and pipeline assets and certain gathering and processing assets and a decrease related to commodity derivative activity; and

•	$60 million increase for our Wholesale Propane Logistics segment primarily due to higher propane prices, partially offset by lower volumes and a decrease related to commodity derivative activity.
These increases were partially offset by:

•
$2 million decrease for our NGL Logistics segment primarily due to lower customer inventory and related fees at our NGL storage facility, partially offset by increased throughput on certain of our pipelines.

Gross Margin — Gross margin increased $44 million in 2014 compared to 2013, primarily as a result of the following:

•
$59 million increase for our Natural Gas Services segment, primarily related to a favorable contractual producer settlement, the operation of our O'Connor plant in our DJ Basin system, higher volumes and improved NGL recoveries, higher unit margins on our storage assets and higher commodity prices, partially offset by lower volumes across certain assets and a decrease related to commodity derivative activity.

This increase was partially offset by:

•
$13 million decrease for our Wholesale Propane Logistics segment primarily due to decreased unit margins, a non-cash lower of cost or market inventory adjustment, a decrease in volumes due to the export of propane from our Chesapeake terminal in 2013 and a decrease related to commodity derivative activity; and

•
$2 million decrease for our NGL Logistics segment as a result of lower customer inventory and related fees at our NGL storage facility, partially offset by increased throughput on certain of our pipelines.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2014 compared to 2013.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
General and Administrative Expense — General and administrative expense remained constant in 2014 compared to 2013.
Other Expense — Other expense in 2014 and 2013 represents a write off of construction work in progress due to discontinued projects.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2014 compared to 2013 primarily as a result of lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators in our NGL Logistics segment, and lower volumes at Discovery in our Natural Gas Services segment.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher outstanding debt balances.
Income Tax Expense — Income tax expense increased in 2014 compared to 2013 primarily due to growth in our business.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests increased in 2014 compared to 2013, primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system.

Results of Operations — Natural Gas Services Segment

The operating data for our Natural Gas Services segment now includes the Goliad plant, which commenced operations in February 2014, the O'Connor plant expansion, which was completed in March 2014, the contribution of the remaining 20% interest in the Eagle Ford system in March 2014 and the acquisition of the Lucerne 1 plant in March 2014:

2014 Operating Data
System	Ownership Interest	Approximate Gas Gathering and Transmission Systems (Miles)	Plants	Fractionators	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf) (a)
Eagle Ford (b)	100%	6,105	7(f)	3	1,160(f)	—
Southeast Texas	100%	675	3(f)	—	400(f)	14
East Texas (c)	100%	900	3(f)	1	860(f)	—
Michigan	100%	440	3(g)	—	420(g)	—
Piceance	75%	40	1(g)	—	68(g)	—
N. Louisiana	100%	1,455	2(f)	—	160(f)	1(h)
Discovery (d)	40%	300	1(f)	1	240(f)	—
Southern Oklahoma	100%	225	—	—	—	—
Wyoming	100%	1,400	—	—	—	—
DJ Basin (e)	100%	—	2(f)	—	195(f)	—
Total		11,540	22	5	3,503	15

(a)	Represents total capacity allocated to our proportionate ownership share.

(b)	Includes our Eagle and Goliad plants.

(c)	Our East Texas system is comprised of one gas processing complex containing four plants, as well as the Crossroads and George Gray processing plants.

(d)	Represents an asset operated by a third party.

(e)	Includes our O'Connor and Lucerne 1 plants.

(f)	Represents NGL extraction plants and the associated processing capacity.

(g)	Represents treating plants and the associated treating capacity.

(h)	Represents an asset owned and operated by a third party.

The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended March 31,		Variance 2014 vs. 2013
	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$798	$531	$267	50%
Transportation, processing and other	66	45	21	47%
Losses from commodity derivative activity	(15)	(1)	14	*
Total operating revenues	849	575	274	48%
Purchases of natural gas and NGLs	(685)	(470)	215	46%
Segment gross margin (c)	164	105	59	56%
Operating and maintenance expense	(38)	(39)	(1)	(3)%
Depreciation and amortization expense	(24)	(19)	5	26%
Other expense	(1)	—	1	100%
Loss from unconsolidated affiliates (d)	(1)	—	(1)	—%
Segment net income	100	47	53	113%
Segment net income attributable to noncontrolling interests	(10)	(3)	7	233%
Segment net income attributable to partners	$90	$44	$46	105%
Other data:
Non-cash commodity derivative mark-to-market	$(12)	$(9)	$3	33%
Natural gas throughput (MMcf/d) (e)	2,373	2,325	48	2%
NGL gross production (Bbls/d) (e)	138,827	117,364	21,463	18%
      _________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(d)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(e)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Total Operating Revenues — Total operating revenues increased $274 million in 2014 compared to 2013, primarily as a result of the following:

•	$126 million increase attributable to increased commodity prices;

•
$98 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Eagle plant. This increase was partially offset by lower volumes across certain gathering and processing assets, primarily our Southeast Texas system;

•	$55 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•	$21 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford system and the operation of our O'Connor plant in our DJ Basin system.
These increases were partially offset by:

•
$14 million decrease related to commodity derivative activity. This includes a decrease in realized cash settlement gains in 2014 compared to 2013 of $11 million, and an increase in unrealized commodity derivative losses in 2014 compared to 2013 of $3 million due to movements in forward prices of commodities; and

•	$12 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $215 million in 2014 compared to 2013 primarily as a result of higher commodity prices and increased volumes at our Eagle Ford system. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and lower volumes across certain gathering and processing assets, primarily our Southeast Texas system.
Segment Gross Margin — Segment gross margin increased $59 million in 2014 compared to 2013, primarily as a result of the following:

•
$44 million attributable to a favorable contractual producer settlement, the operation of our O'Connor plant in our DJ Basin system, and higher volumes and improved NGL recoveries at our Eagle Ford system; partially offset by lower volumes across certain assets, primarily our Southeast Texas system;

•	$21 million attributable to higher unit margins on our storage assets; and

•	$8 million increase as a result of higher commodity prices.
These increases were partially offset by:

•	$14 million decrease related to commodity derivative activity as discussed above.
Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2014 compared to 2013.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Other Expense — Other expense in 2014 represents a write off of approximately $1 million in construction work in progress due to discontinued projects.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, primarily representing our 40% ownership of Discovery, decreased in 2014 compared to 2013 primarily as a result of lower volumes, partially offset by timing of expenditures. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests increased in 2014 compared to 2013, primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system.
Natural Gas Throughput - Natural gas throughput remained relatively constant in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets, primarily our Southeast Texas system and Discovery.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets, primarily our Southeast Texas system.

Results of Operations — NGL Logistics Segment
The operating data for our NGL Logistics segment now includes the Front Range pipeline, which commenced operations in February 2014, and the contribution of the Sand Hills and Southern Hills pipelines in March 2014:

2014 Operating Data
System	Ownership Interest	Fractionators	Approximate System Length (Miles)	Approximate Throughput Capacity (MBbls/d) (a)	Approximate NGL Storage Capacity (MMBbls) (a)
Southern Hills pipeline	33.33%	—	940(c)	50	—
Sand Hills pipeline	33.33%	—	990(c)	67	—
Texas Express pipeline	10%	—	583	28	—
Wattenberg pipeline	100%	—	480	22	—
Front Range pipeline	33.33%	—	435	50	—
Black Lake pipeline	100%	—	317	40	—
Seabreeze pipeline	100%	—	56	41	—
Wilbreeze pipeline	100%	—	39	11	—
Other pipeline	100%	—	25	10	—
Marysville storage facility	100%	—	—	—	7
Mont Belvieu Enterprise fractionator	12.5%	1(b)	—	—	—
Mont Belvieu 1 fractionator	20%	1(b)	—	—	—
DJ Basin fractionators	100%	2	—	—	—
Total		4	3,865	319	7

(a)	Represents total capacity allocated to our proportionate ownership share.

(b)	Represents an asset operated by a third party.

(c)	Includes lateral miles associated with connecting to the trunkline.
The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended March 31,		Variance 2014 vs. 2013
	2014	2013	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	17	19	(2)	(11)%
Segment gross margin (a)	17	19	(2)	(11)%
Operating and maintenance expense	(4)	(4)	—	—%
Depreciation and amortization expense	(1)	(1)	—	—%
Earnings from unconsolidated affiliates (b)	4	8	(4)	(50)%
Segment net income attributable to partners	$16	$22	$(6)	(27)%
Other data:
NGL pipelines throughput (Bbls/d) (c)	92,275	84,294	7,981	9%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, for that segment less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 33.33% ownership of the Front Range pipeline, which commenced operations in February 2014, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express pipeline, which commenced operations in October 2013. Earnings for Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Total Operating Revenues and Segment Gross Margin — Total operating revenues decreased in 2014 compared to 2013 as result of lower customer inventory and related fees at our NGL storage facility; partially offset by increased throughput on certain of our pipelines.

Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2014 compared to 2013.

Depreciation and Amortization Expense — Depreciation and amortization remained constant in 2014 compared to 2013.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates, representing 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 33.33% ownership of Front Range, decreased in 2014 compared to 2013 primarily as a result of lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Texas Express which commenced operations in the fourth quarter of 2013.

Results of Operations — Wholesale Propane Logistics Segment

This segment consists of our propane terminals, which include six owned and operated rail terminals, one owned marine import terminal, one leased marine terminal, one pipeline terminal and access to several open-access propane pipeline terminals. The initial term of our leased marine terminal expired in April 2014.

	Three Months Ended March 31,		Variance 2014 vs. 2013
	2014	2013	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$215	$154	$61	40%
Gains from commodity derivative activity	—	1	(1)	(100)%
Total operating revenues	215	155	60	39%
Purchases of propane	(200)	(127)	73	57%
Segment gross margin (a)	15	28	(13)	(46)%
Operating and maintenance expense	(3)	(3)	—	—%
Depreciation and amortization expense	(1)	(1)	—	—%
Other expense	—	(4)	(4)	(100)%
Segment net income attributable to partners	$11	$20	$(9)	(45)%
Other data:
Non-cash commodity derivative mark-to-market	$(1)	$(1)	$—	—%
Propane sales volume (Bbls/d)	32,049	33,759	(1,710)	(5)%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Total Operating Revenues — Total operating revenues increased by $60 million in 2014 compared to 2013, primarily as a result of the following:

•	$68 million increase attributable to higher propane prices.
This increase was partially offset by:

•	$7 million decrease attributable to decreased volumes. In 2013, we had an increase in volumes due to the export of propane from our Chesapeake terminal; and

•	$1 million decrease related to commodity derivative activity. This includes a decrease in realized cash settlement gains in 2014 compared to 2013 of $1 million.
Purchases of Propane — Purchases of propane increased in 2014 compared to 2013 primarily due to higher propane prices, which impacts both sales and purchases, and a non-cash lower of cost or market inventory adjustment of $3 million; partially offset by lower volumes.
Segment Gross Margin — Segment gross margin decreased in 2014 compared to 2013 primarily due to decreased unit margins, a non-cash lower of cost or market inventory adjustment of $3 million, a decrease in volumes due to the export of propane from our Chesapeake terminal in 2013, and a $1 million decrease related to commodity derivative activities as discussed above.
Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2014 compared to 2013.
Depreciation and Amortization Expense — Depreciation and amortization expense remained constant in 2014 compared to 2013.
Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to a discontinued project.
Propane Sales Volume — Propane sales volumes decreased in 2014 compared to 2013. In 2013, we had an increase in volumes due to the export of propane from our Chesapeake terminal.

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
On May 1, 2014, we entered into a $1.25 billion amended senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our $1 billion Credit Agreement scheduled to mature on November 10, 2016. Our Commercial Paper Program serves as an alternative source of funding, and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our revolving credit facility, not to exceed $1.25 billion in the aggregate. As of May 1, 2014, we had no commercial paper or credit facility borrowings outstanding and had approximately $1.25 billion of unused capacity under the Amended and Restated Credit Agreement.
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million, and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the contribution and acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.

In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC and its affiliates as partial consideration for the contribution of 33.33% membership interests in the Sand Hills and Southern Hills pipelines and the remaining 20% interest in the Eagle Ford system.
In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the three months ended March 31, 2014, we issued no common units pursuant to the 2013 equity distribution agreement. As of March 31, 2014, approximately $212 million aggregate offering price of our common units remain available for sale pursuant to the 2013 equity distribution agreement.
In March 2013, we issued 12,650,000 common units at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for the additional 46.67% interest in the Eagle Ford system.

Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a significant portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2017 with fixed price commodity swaps. For additional information regarding our derivative activities, please read Part 1, Item 3 - Quantitative and Qualitative Disclosures about Market Risk contained herein and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2013 Form 10-K.
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
We had working capital of $130 million as of March 31, 2014, compared to a working capital deficit of $220 million as of December 31, 2013. Included in these working capital amounts are net derivative working capital of $58 million and $51 million as of March 31, 2014 and December 31, 2013, respectively. The change in working capital is primarily attributable to the factors described above, as well as the repayment of our commercial paper borrowings. We expect that our future working capital requirements will be impacted by these same factors.
As of March 31, 2014, we had $27 million in cash and cash equivalents. Of this balance, less than $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2014	2013
	(Millions)
Net cash provided by operating activities	$146	$152
Net cash used in investing activities	$(896)	$(608)
Net cash provided by financing activities	$765	$491
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
Net Cash Provided by Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows, and changes in working capital as discussed above.
We paid $2 million for our net hedge cash settlements for the three months ended March 31, 2014 and received $10 million for our net hedge cash settlements for the three months ended March 31, 2013.
We received cash distributions from unconsolidated affiliates of $13 million and $11 million during the three months ended March 31, 2014 and 2013, respectively. Distributions exceeded earnings by $10 million for the three months ended March 31, 2014.

Net Cash Used in Investing Activities — Net cash used in investing activities during the three months ended March 31, 2014 was comprised of: (1) the acquisition of unconsolidated affiliates of $669 million related to the contribution of 33.33% interests in each of the Sand Hills and Southern Hills pipelines; (2) acquisitions of $100 million related to our acquisition of the Lucerne 1 and Lucerne 2 plants; (3) investments in unconsolidated affiliates of $65 million consisting of $42 million to Discovery, $21 million to Front Range and $2 million to Texas Express; and (4) capital expenditures of $63 million (our portion of which was $58 million and the noncontrolling interests portion was $5 million) consisting of construction of the Goliad plant, expansion of the O'Connor plant, expansion of our Chesapeake facility and other projects; partially offset by (1) other activity of $1 million.
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

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2014 was comprised of: (1) proceeds from long-term debt of $719 million, (2) proceeds from the issuance of common units, net of offering costs, of $677 million; (3) contributions from noncontrolling interests of $3 million; partially offset by (4) net commercial paper activity of $314 million; (5) purchase of additional interest in a subsidiary of $198 million; (6) distributions to our limited partners and general partner of $86 million; (7) excess purchase price over acquired interests of $14 million; (8) distributions to noncontrolling interests of $10 million; (9) payment of deferred financing costs of $6 million; and (10) net change in advances to predecessor from DCP Midstream, LLC of $6 million.
As of March 31, 2014, we had unused capacity under the revolving credit facility of $978 million, all of which was available for general working capital purposes.
Net cash provided by financing activities during the three months ended March 31, 2013 was comprised of: (1) proceeds from long-term debt of $809 million, offset by payments of $690 million, for net borrowing of long-term debt of $119 million; (2) proceeds from the issuance of common units net of offering costs of $494 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $22 million; (4) contributions from noncontrolling interest of $15 million; and (5) contributions from DCP Midstream, LLC of $1 million; partially offset by (6) excess purchase price over acquired interests of $94 million; (7) distributions to our limited partners and general partner of $54 million; (8) distributions to noncontrolling interests of $5 million; (9) payments of deferred financing costs of $4 million; and (10) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 10. "Partnership Equity and Distributions" in the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; the Marysville NGL storage project and expansion of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$6	$52	$58	$7	$92	$99
Noncontrolling interest portion and reimbursable projects (a)	1	4	5	—	2	2
Total	$7	$56	$63	$7	$94	$101

(a)
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $65 million and $26 million, net of returns, during the three months ended March 31, 2014, and 2013 respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $86 million and $54 million during the three months ended March 31, 2014, and 2013, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Description of the Amended and Restated Credit Agreement — On May 1, 2014, we entered into a $1.25 billion amended senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our $1 billion Credit Agreement scheduled to mature on November 10, 2016.
The Credit Agreement consisted of a $1 billion revolving credit facility. As of March 31, 2014, there was no outstanding balance on the revolving credit facility and we had unused revolver capacity of $978 million, net of amounts outstanding under our Commercial Paper Program and letters of credit.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At March 31, 2014 and December 31, 2013, we had $1 million outstanding letters of credit issued under the Credit Agreement. Amounts undrawn under the revolving credit facility are available to repay amounts borrowed under our Commercial Paper Program, if necessary.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.275% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.275% based on our current credit rating. The revolving credit facility incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

The Amended and Restated Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended and Restated Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0.
Description of Commercial Paper Program – We have a Commercial Paper Program under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. Amounts undrawn under our Amended and Restated Credit Agreement are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of March 31, 2014, we had $21 million of commercial paper outstanding which is included in short-term borrowings in our consolidated balance sheets.
The weighted-average interest rate on our commercial paper was 0.65% per annum, excluding the impact of interest rate swaps.
Description of Debt Securities – In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the contribution and acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.
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
The series of notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Credit Agreement and Amended and Restated Credit Agreement. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of March 31, 2014, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,451	$95	$419	$648	$2,289
Operating lease obligations (b)	92	17	26	18	31
Purchase obligations (c)	270	203	64	—	3
Other long-term liabilities (d)	27	—	2	—	25
Total	$3,840	$315	$511	$666	$2,348

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $74 million, $169 million, $148 million, and $714 million for less than one year, one to three years, three to five years, and thereafter, respectively. The above table does not include estimated payments associated with our interest rate swaps as the repayment dates and/or future interest rates are indeterminable.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business, and natural gas storage in our Northern Louisiana system and a firm transportation commitment within our Natural Gas Services business. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the futures market price of natural gas.

(c)
Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of March 31, 2014. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $25 million of asset retirement obligations, $1 million of contractual commitments and $1 million of environmental reserves recognized in the March 31, 2014 condensed consolidated balance sheet. In addition, $12 million of deferred state income taxes were excluded as cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2013 Form 10-K.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of May 1, 2014:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
April 2014 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
April 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
April 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
April 2014 — December 2014	Natural Gas	(2,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.26/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	NYMEX Final Settlement Price (g)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.17-$4.27/MMBtu
April 2014 — December 2014	NGL's	(16,554) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$2.60/Gal
January 2015 — March 2015	NGL's	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$2.60/Gal
April 2015 — December 2015	NGL's	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
January 2016 — March 2016	NGL's	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64-$1.89/Gal
April 2014 — December 2014	Crude Oil	(1,893) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(2,043) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$87.60-$100.04/Bbl
January 2016 — March 2016	Crude Oil	(1,642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15-$101.30/Bbl
April 2016 — December 2016	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15-$101.30/Bbl
April 2014 — December 2014	Natural Gas	5,000 MMBtu/d	NYMEX Final Settlement Price (g)	$3.93 - $4.02/MMBtu
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	NYMEX Final Settlement Price (g)	$4.15 - $4.22/MMBtu
April 2014 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The inside FERC monthly published index price for Henry Hub.

(g)	NYMEX final settlement price for natural gas futures contracts (NG).
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
Commodity Sensitivities Excluding Non-Cash Mark-To Market

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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of March 31, 2014:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

March 31, 2014	Natural Gas	261,282 MMBtu	$1	$4.24/MMBtu
Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

April 2014-December 2015	Natural Gas	(46,622,500) MMBtu	$(13)	$3.56-$4.70/MMBtu
April 2014-December 2015	Natural Gas	45,942,500 MMBtu	$10	$3.56-$4.99/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or the Commission, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 31, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 16 in Item 8 of our 2013 Form 10-K and Note 12 in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our 2013 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our consolidated results of operations, financial condition and cash flows.

Item 6. Exhibits

Exhibit Number		Description
2.1	*
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.2	*
First Amendment to Contribution Agreement, dated February 27, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.3	*
Second Amendment to Contribution Agreement, dated March 28, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

2.4	*
Purchase and Sale Agreement, dated February 25, 2014, among DCP Midstream, LP, and DCP Midstream Partners, LP (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 28, 2014).

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
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.2	*	Form of 2.70% Senior Notes due 2019 with notation of Guarantee (included in Exhibit 4.1)

4.3	*	Form of 5.60% Senior Notes due 2044 with notation of Guarantee (included in Exhibit 4.1)
10.1	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP
Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

10.2	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on May 7, 2014.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP its General Partner

By:	DCP Midstream GP, LLC its General Partner

By:	/s/ Wouter T. van Kempen
	Name:	Wouter T. van Kempen
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sean P. O'Brien
	Name:	Sean P. O'Brien
	Title:	Group Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.2	*
First Amendment to Contribution Agreement, dated February 27, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.3	*
Second Amendment to Contribution Agreement, dated March 28, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

2.4	*
Purchase and Sale Agreement, dated February 25, 2014, among DCP Midstream, LP, and DCP Midstream Partners, LP (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 28, 2014).

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
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.2	*	Form of 2.70% Senior Notes due 2019 with notation of Guarantee (included in Exhibit 4.1)
4.3	*	Form of 5.60% Senior Notes due 2044 with notation of Guarantee (included in Exhibit 4.1)
10.1	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP
Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

10.2	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.