Form 10-Q
period 2014-06-30
DCP Midstream Partners, LP
filed 2014-08-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, there were outstanding 110,456,567 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

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

•	general economic, market and business conditions;

•	our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;

•	volatility in the price of our common units;

•
the level and success of natural gas drilling around our assets, the level and quality of gas production volumes around our assets and our ability to connect supplies to our gathering and processing systems and NGL infrastructure in light of competition;

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

•
our ability to construct and start up facilities on budget and in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for materials;

•	the creditworthiness of counterparties to our transactions;

•
weather, weather-related conditions and other natural phenomena, including their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$57	$12
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	94	130
Affiliates	223	212
Inventories	32	67
Unrealized gains on derivative instruments	78	79
Other	2	3
Total current assets	486	503
Property, plant and equipment, net	3,207	3,046
Goodwill	154	154
Intangible assets, net	124	129
Investments in unconsolidated affiliates	1,426	627
Unrealized gains on derivative instruments	42	87
Other long-term assets	29	21
Total assets	$5,468	$4,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$226	$232
Affiliates	30	43
Short-term borrowings	—	335
Unrealized losses on derivative instruments	17	28
Accrued interest	22	13
Capital spending accrual	30	24
Other	54	48
Total current liabilities	379	723
Long-term debt	2,310	1,590
Unrealized losses on derivative instruments	6	1
Other long-term liabilities	42	40
Total liabilities	2,737	2,354
Commitments and contingent liabilities
Equity:
Predecessor equity	—	40
Limited partners (109,929,567 and 89,045,139 common units issued and outstanding, respectively)	2,694	1,948
General partner	14	8
Accumulated other comprehensive loss	(9)	(11)
Total partners’ equity	2,699	1,985
Noncontrolling interests	32	228
Total equity	2,731	2,213
Total liabilities and equity	$5,468	$4,567
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$206	$225	$577	$508
Sales of natural gas, propane, NGLs and condensate to affiliates	548	435	1,190	837
Transportation, processing and other	55	50	106	96
Transportation, processing and other to affiliates	25	11	57	29
(Losses) gains from commodity derivative activity, net	(11)	4	(14)	2
(Losses) gains from commodity derivative activity, net — affiliates	(11)	67	(23)	69
Total operating revenues	812	792	1,893	1,541
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	622	534	1,407	1,058
Purchases of natural gas, propane and NGLs from affiliates	54	50	154	123
Operating and maintenance expense	56	52	101	98
Depreciation and amortization expense	28	23	54	44
General and administrative expense	3	5	8	10
General and administrative expense — affiliates	12	11	23	22
Other expense	—	—	1	4
Total operating costs and expenses	775	675	1,748	1,359
Operating income	37	117	145	182
Interest expense	(23)	(14)	(42)	(26)
Earnings from unconsolidated affiliates	16	8	19	16
Income before income taxes	30	111	122	172
Income tax expense	(1)	—	(4)	(1)
Net income	29	111	118	171
Net income attributable to noncontrolling interests	—	(4)	(10)	(7)
Net income attributable to partners	29	107	108	164
Net income attributable to predecessor operations	—	(5)	(6)	(16)
General partner’s interest in net income	(27)	(16)	(53)	(31)
Net income allocable to limited partners	$2	$86	$49	$117
Net income per limited partner unit — basic and diluted	0.02	$1.11	$0.49	$1.64
Weighted-average limited partner units outstanding — basic and diluted	108.4	77.3	100.9	71.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Net income	$29	$111	$118	$171
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	2	2
Total other comprehensive income	—	1	2	2
Total comprehensive income	29	112	120	173
Total comprehensive income attributable to noncontrolling interests	—	(4)	(10)	(7)
Total comprehensive income attributable to partners	$29	$108	$110	$166
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$118	$171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54	44
Earnings from unconsolidated affiliates	(19)	(16)
Distributions from unconsolidated affiliates	40	22
Net unrealized losses (gains) on derivative instruments	43	(48)
Deferred income taxes, net	2	—
Other, net	5	6
Change in operating assets and liabilities, which (used) provided cash, net of effects of acquisitions:
Accounts receivable	26	(26)
Inventories	35	39
Accounts payable	(19)	72
Accrued interest	9	6
Other current assets and liabilities	7	12
Other long-term assets and liabilities	(1)	(1)
Net cash provided by operating activities	300	281
INVESTING ACTIVITIES:
Capital expenditures	(151)	(195)
Acquisitions, net of cash acquired	(102)	(486)
Acquisition of unconsolidated affiliates	(669)	—
Investments in unconsolidated affiliates	(93)	(87)
Proceeds from sales of assets	17	—
Net cash used in investing activities	(998)	(768)
FINANCING ACTIVITIES:
Proceeds from long-term debt	719	1,079
Payments of long-term debt	—	(960)
Payments of commercial paper, net	(335)	—
Payments of deferred financing costs	(9)	(4)
Excess purchase price over acquired interests and commodity hedges	(15)	(101)
Proceeds from issuance of common units, net of offering costs	787	563
Net change in advances to predecessor from DCP Midstream, LLC	(6)	21
Distributions to limited partners and general partner	(192)	(123)
Distributions to noncontrolling interests	(11)	(10)
Purchase of additional interest in a subsidiary	(198)	—
Contributions from noncontrolling interests	3	31
Distributions to DCP Midstream, LLC	—	(3)
Contributions from DCP Midstream, LLC	—	1
Net cash provided by financing activities	743	494
Net change in cash and cash equivalents	45	7
Cash and cash equivalents, beginning of period	12	2
Cash and cash equivalents, end of period	$57	$9
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2014	$40	$1,948	$8	$(11)	$228	$2,213
Net income	6	49	53	—	10	118
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	(6)	—	—	—	—	(6)
Acquisition of Lucerne 1 plant	(40)	—	—	—	—	(40)
Issuance of 4,497,158 units to DCP Midstream, LLC and affiliates	—	225	—	—	—	225
Excess purchase price over carrying value of interests acquired in March 2014 Transactions	—	(170)	—	—	—	(170)
Issuance of 16,386,000 common units to the public	—	787	—	—	—	787
Distributions to limited partners and general partner	—	(145)	(47)	—	—	(192)
Distributions to noncontrolling interests	—	—	—	—	(11)	(11)
Contributions from noncontrolling interests	—	—	—	—	3	3
Purchase of additional interest in a subsidiary	—	—	—	—	(198)	(198)
Balance, June 30, 2014	$—	$2,694	$14	$(9)	$32	$2,731
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$399	$1,063	$—	$(15)	$189	$1,636
Net income	16	117	31	—	7	171
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	21	—	—	—	—	21
Acquisition of additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Issuance of units for 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired investment of 46.67% interest in the Eagle Ford system and commodity hedge	—	(219)	—	—	—	(219)
Issuance of 14,058,547 common units	—	561	—	—	—	561
Distributions to limited partners and general partner	—	(96)	(27)	—	—	(123)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Contributions from noncontrolling interests	—	—	—	—	31	31
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, June 30, 2013	$41	$1,542	$4	$(13)	$217	$1,791

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013
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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes: our natural gas services segment (which includes our Eagle Ford system; our East Texas system; our Southeast Texas system; our Michigan system; our Northern Louisiana system; our Southern Oklahoma system; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or our Piceance system; our 40% interest in Discovery Producer Services LLC, or Discovery, and our DJ Basin system consisting of our O'Connor and Lucerne 1 plants, as well as the Lucerne 2 plant currently under construction), our NGL logistics segment (which includes the NGL storage facility in Michigan, our 12.5% interest in the Mont Belvieu Enterprise fractionator, our 20% interest in the Mont Belvieu 1 fractionator, the DJ Basin NGL fractionators, the Black Lake and Wattenberg interstate NGL pipelines, the Seabreeze and Wilbreeze intrastate NGL pipelines, our 33.33% interests in each of the Sand Hills, Southern Hills and Front Range interstate NGL pipelines, and our 10% interest in the Texas Express intrastate NGL pipeline), and our wholesale propane logistics segment (which includes six rail terminals, one marine terminal and one pipeline terminal).
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC’s employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 22% of us.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto included as Exhibit 99.3 in our current report on Form 8-K filed with the SEC on June 13, 2014.

2. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2016 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

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
On March 28, 2014, we acquired from DCP Midstream, LLC and its affiliates (i) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (ii) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, or the Lucerne 2 plant, which is currently under construction. The Lucerne 1 plant, along with our O'Connor plant, comprises our DJ Basin system. In conjunction with our acquisition of the Lucerne 1 plant, we entered into a long-term fee-based processing agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the Lucerne 1 plant. The Lucerne 2 plant is expected to be completed in mid-2015 and we have assumed all of the remaining costs to complete this project. In addition, we will enter into a ten-year, fee-based natural gas processing agreement with DCP Midstream, LLC that is effective once the Lucerne 2 plant is placed into service. At that time, the processing agreement with Lucerne 1 will be terminated and the new processing agreement will provide a fixed demand charge on 75% of the capacity of both plants, and a throughput fee on all volumes processed at the Lucerne 1 and 2 plants. Together with the contribution of the Sand Hills and Southern Hills pipelines and the remaining 20% interest in the Eagle Ford system, the acquisition of the Lucerne 1 and 2 plants are collectively referred to hereafter as the March 2014 Transactions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Total consideration for the March 2014 Transactions at closing was $1,220 million, less customary working capital and other adjustments. $225 million of the consideration was funded by the issuance at closing of 2,098,674 of our common units to DCP Midstream, LLC, 1,399,116 of our common units to DCP LP Holdings, LLC, and 999,368 of our common units to DCP Midstream GP, LP. The remainder of the consideration was financed by a portion of the issuance of 14,375,000 common units to the public and the proceeds from our 5.60% 30-year Senior Notes and 2.70% five-year Senior Notes offering. The total consideration over the carrying value of the net assets of the Sand Hills and Southern Hills pipelines, the remaining 20% of the Eagle Ford system, and the Lucerne 1 and Lucerne 2 plants resulted in an excess purchase price of $170 million which was recorded as a decrease in limited partners' equity in the condensed consolidated statement of changes in equity.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

The assets and liabilities of the Lucerne 1 plant are included in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. The following table presents the previously reported December 31, 2013 consolidated balance sheet, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

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

The results of the Lucerne 1 plant are included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013. The following table presents the previously reported consolidated statements of operations for the three and six months ended June 30, 2013, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	DCP Midstream Partners, LP (As previously reported on Form 10-Q filed on 8/6/13)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
Three Months Ended June 30, 2013	(Millions)
Sales of natural gas, propane, NGLs and condensate	$643	$17	$660
Transportation, processing and other	61	—	61
Gains from commodity derivative activity, net	71	—	71
Total operating revenues	775	17	792
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	573	11	584
Operating and maintenance expense	51	1	52
Depreciation and amortization expense	23	—	23
General and administrative expense	16	—	16
Total operating costs and expenses	663	12	675
Operating income	112	5	117
Interest expense	(14)	—	(14)
Earnings from unconsolidated affiliates	8	—	8
Income before income taxes	106	5	111
Income tax expense	—	—	—
Net income	106	5	111
Net income attributable to noncontrolling interests	(4)	—	(4)
Net income attributable to partners	$102	$5	$107

Six Months Ended June 30, 2013
Sales of natural gas, propane, NGLs and condensate	$1,311	$34	$1,345
Transportation, processing and other	124	1	125
Gains from commodity derivative activity, net	71	—	71
Total operating revenues	1,506	35	1,541
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,159	22	1,181
Operating and maintenance expense	96	2	98
Depreciation and amortization expense	43	1	44
General and administrative expense	32	—	32
Other operating expense	4	—	4
Total operating costs and expenses	1,334	25	1,359
Operating income	172	10	182
Interest expense	(26)	—	(26)
Earnings from unconsolidated affiliates	16	—	16
Income before income taxes	162	10	172
Income tax expense	(1)	—	(1)
Net income	161	10	171
Net income attributable to noncontrolling interests	(7)	—	(7)
Net income attributable to partners	$154	$10	$164

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

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
On March 31, 2014, the annual fee payable under the Services Agreement was increased by approximately $15 million, prorated for the remainder of the calendar year, to $44 million. The increase is predominantly attributable to general and administrative expenses previously incurred directly by the Eagle Ford system being reallocated to the Services Agreement in connection with the contribution of the remaining 20% interest in the Eagle Ford system to us, bringing our ownership to 100%.

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Services Agreement	$12	$7	$19	$14
Other fees — DCP Midstream, LLC	—	4	4	8
Total — DCP Midstream, LLC	$12	$11	$23	$22
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including insurance and internal audit fees with DCP Midstream, LLC of less than $1 million for the three and six months ended June 30, 2014, and $1 million for the three and six months ended June 30, 2013. The Eagle Ford system incurred $3 million in general and administrative expenses directly from DCP Midstream, LLC for the three months ended June 30, 2013, and $4 million and $7 million in general and administrative expenses directly from DCP Midstream, LLC for the six months ended June 30, 2014 and 2013, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$548	$435	$1,190	$837
Transportation, processing and other	$25	$11	$43	$29
Purchases of natural gas, propane and NGLs	$32	$39	$112	$94
(Losses) gains from commodity derivative activity, net	$(11)	$67	$(23)	$69
General and administrative expense	$12	$11	$23	$22
Spectra Energy:
Purchases of natural gas, propane and NGLs	$22	$11	$42	$29
Transportation, processing and other	$—	$—	$14	$—

We had balances with affiliates as follows:

	June 30, 2014	December 31, 2013
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$223	$211
Accounts payable	$22	$37
Unrealized gains on derivative instruments — current	$77	$79
Unrealized gains on derivative instruments — long-term	$40	$81
Unrealized losses on derivative instruments — current	$9	$18
Unrealized losses on derivative instruments — long-term	$3	$1
Spectra Energy:
Accounts receivable	$—	$1
Accounts payable	$8	$6
5. Inventories
Inventories were as follows:

	June 30, 2014	December 31, 2013
	(Millions)
Natural gas	$13	$38
NGLs	19	29
Total inventories	$32	$67
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended June 30, 2014, $3 million in lower of cost or market adjustments during the six months ended June 30, 2014, and $3 million in lower of cost or market adjustments during the three and six months ended June 30, 2013.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2014	December 31, 2013
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,201	$2,205
Processing, storage, and terminal facilities	35 — 60 Years	1,993	1,645
Other	3 — 30 Years	57	49
Construction work in progress		169	310
Property, plant and equipment		4,420	4,209
Accumulated depreciation		(1,213)	(1,163)
Property, plant and equipment, net		$3,207	$3,046
Interest capitalized on construction projects for the three months ended June 30, 2014 and 2013 was $2 million and $3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $3 million and $5 million, respectively.
Depreciation expense was $26 million and $21 million for the three months ended June 30, 2014 and 2013, respectively, and $50 million and $40 million for the six months ended June 30, 2014, and 2013, respectively.
During the six months ended June 30, 2014 and 2013, we discontinued certain construction projects and wrote off approximately $1 million and $4 million, respectively, in construction work in progress to other expense in the condensed consolidated statements of operations. We had no write-offs during each of the three months ended June 30, 2014 and 2013.
7. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2014	December 31, 2013
		(Millions)
Sand Hills Pipeline, LLC	33.33%	$397	$—
Discovery Producer Services LLC	40%	390	348
Southern Hills Pipeline, LLC	33.33%	331	—
Front Range Pipeline LLC	33.33%	164	134
Texas Express Pipeline	10%	99	96
Mont Belvieu Enterprise Fractionator	12.5%	25	26
Mont Belvieu 1 Fractionator	20%	14	16
Other	Various	6	7
Total investments in unconsolidated affiliates		$1,426	$627
There was an excess of the carrying amount of the investment over the underlying equity of Sand Hills of $10 million at June 30, 2014 which is associated with interest capitalized during the construction of the Sand Hills pipeline and is being amortized over the life of the underlying long-lived assets of Sand Hills pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Southern Hills of $8 million at June 30, 2014 which is associated with interest capitalized during the construction of the Southern Hills pipeline and is being amortized over the life of the underlying long-lived assets of Southern Hills pipeline.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Sand Hills Pipeline, LLC	$6	$—	$6	$—
Mont Belvieu Enterprise Fractionator	4	2	8	6
Southern Hills Pipeline, LLC	4	—	4	—
Mont Belvieu 1 Fractionator	3	5	4	9
Discovery Producer Services LLC	—	1	(1)	1
Front Range Pipeline LLC	(1)	—	(2)	—
Total earnings from unconsolidated affiliates	$16	$8	$19	$16
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Statements of operations:
Operating revenue	$208	$123	$319	$231
Operating expenses	$132	$72	$214	$139
Net income	$76	$51	$105	$92

	June 30, 2014	December 31, 2013
	(Millions)
Balance sheets:
Current assets	$185	$182
Long-term assets	5,091	2,678
Current liabilities	(258)	(276)
Long-term liabilities	(150)	(37)
Net assets	$4,868	$2,547

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
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

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
Within our Natural Gas Services segment, we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified as Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.
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

Interest Rate Derivative Assets and Liabilities
We may use interest rate swap agreements as part of our overall capital strategy. These instruments may effectively exchange a portion of our existing floating rate debt for fixed-rate debt. Our swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2014 and December 31, 2013, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$13	$65	$78	$—	$14	$65	$79
Short-term investments (b)	$50	$—	$—	$50	$9	$—	$—	$9
Long-term assets (c):
Commodity derivatives	$—	$4	$38	$42	$—	$12	$75	$87
Current liabilities (d):
Commodity derivatives	$—	$(17)	$—	$(17)	$—	$(26)	$—	$(26)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)
Long-term liabilities (e):
Commodity derivatives	$—	$(6)	$—	$(6)	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into/out of Level 1/Level 2. During the three and six months ended June 30, 2014 and 2013, there were no transfers into/out of Level 1 and Level 2 of the fair value hierarchy.
Changes in Level 3 Fair Value Measurements
The tables below illustrate a rollforward of the amounts included in our condensed consolidated balance sheets for derivative financial instruments that we have classified within Level 3. Since financial instruments classified as Level 3 typically include a combination of observable components (that is, components that are actively quoted and can be validated to external sources) and unobservable components, the gains and losses in the table below may include changes in fair value due in part to observable market factors, or changes to our assumptions on the unobservable components. Depending upon the information readily observable in the market, and/or the use of unobservable inputs, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. The significant unobservable inputs used in determining fair value include adjustments by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. In the event that there is a movement to/from the classification of an instrument as Level 3, we have reflected such items in the table below within the “Transfers into/out of Level 3” captions.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended June 30, 2014 (a):
Beginning balance	$70	$60	$(1)	$—
Net realized and unrealized gains (losses) included in earnings (c)	13	(22)	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(18)	—	1	—
Purchases	—	—	—	—
Ending balance	$65	$38	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$13	$(22)	$—	$—
Three months ended June 30, 2013 (a):
Beginning balance	$61	$122	$—	$—
Net realized and unrealized gains included in earnings (c)	45	16	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(19)	—	—	—
Ending balance	$87	$138	$—	$—
Net unrealized gains on derivatives still held included in earnings (c)	$41	$16	$—	$—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Six months ended June 30, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	29	(37)	—	—
Transfers into Level 3 (b)	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(29)	—	—	—
Purchases	—	—	—	—
Ending balance	$65	$38	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$31	$(37)	$—	$—
Six months ended June 30, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains included in earnings (c)	46	11	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(23)	—	1	—
Purchases	24	62	—	—
Ending balance	$87	$138	$—	$—
Net unrealized gains on derivatives still held included in earnings (c)	$43	$11	$—	$—

(a)	There were no issuances or sales of derivatives for the three and six months ended June 30, 2014 and 2013.

(b)	Amounts transferred into/out of Level 3 would be reflected at fair value as of the end of the period.

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

	June 30, 2014
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$103	$0.28-$2.20	Per gallon

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

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
The fair value of our interest rate swaps, if applicable, and commodity non-trading derivatives is based on prices supported by quoted market prices and other external sources and prices based on models and other valuation methods. The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, if applicable, our NGL and crude oil swaps, and our NYMEX positions in natural gas. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from a third party pricing service and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate. The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the specific market point.
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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions)

Senior Notes
3.25% Senior Notes	$250	$257	$250	$258
2.50% Senior Notes	498	514	497	500
2.70% Senior Notes	323	330	—	—
4.95% Senior Notes	349	384	349	354
3.875% Senior Notes	494	505	494	461
5.60% Senior Notes	396	441	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

9. Debt

	June 30, 2014	December 31, 2013
	(Millions)
Commercial Paper
Short-term borrowings, weighted-average interest rate of 1.14% as of December 31, 2013	$—	$335
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	—
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	—
Unamortized discount	(15)	(10)
Total debt	2,310	1,925
Short-term borrowings	—	(335)
Total long-term debt	$2,310	$1,590
Commercial Paper Program
We have a commercial paper program, or the Commercial Paper Program, under which we may issue unsecured commercial paper notes. Amounts available under this program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. As of June 30, 2014, we had no commercial paper outstanding.
Amended and Restated Credit Agreement
On May 1, 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our previous Credit Agreement dated as of November 10, 2011, which had a total borrowing capacity of $1 billion and would have matured on November 10, 2016. The Amended and Restated Credit Agreement will be used for working capital requirements and other general partnership purposes including acquisitions.
Indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.275% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.275% based on our current credit rating. The Amended and Restated Credit Agreement incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.25 billion Amended and Restated Credit Agreement.
As of June 30, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, which is net of letters of credit. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.
Debt Securities
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, respectively, net of underwriters’

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.
In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts of $10 million, which we used to fund a portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes is paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity.
The notes are senior unsecured obligations, ranking equally in right of payment with other unsecured indebtedness, including indebtedness under our Amended and Restated Credit Agreement. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of June 30, 2014.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Interest Rate Risk
Prior to June 30, 2014, we had interest rate swap agreements with notional values totaling $150 million, which were accounted for under the mark-to-market method of accounting and repriced prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we paid fixed-rates ranging from 2.94% to 2.99%, and received interest payments based on the one-month LIBOR. These interest rate swap agreements settled in June 2014. Prior to August of 2013, these interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the condensed consolidated balance sheets. In conjunction with the issuance of 14,375,000 of our common units to the public in March 2014, we paid down a portion of the balance outstanding under our Commercial Paper Program and reclassified the remaining loss of $1 million in AOCI into earnings as interest expense.
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $4 million as of June 30, 2014.
Contingent Credit Features
Each of the above risks is managed through the execution of individual contracts with a variety of counterparties. Certain of our derivative contracts may contain credit-risk related contingent provisions that may require us to take certain actions in certain circumstances.
We have International Swaps and Derivatives Association, or ISDA, contracts which are standardized master legal arrangements that establish key terms and conditions which govern certain derivative transactions. These ISDA contracts contain standard credit-risk related contingent provisions. Some of the provisions we are subject to are outlined below.

•
If we were to have an effective event of default under our Amended and Restated Credit Agreement that occurs and is continuing, our ISDA counterparties may have the right to request early termination and net settlement of any outstanding derivative liability positions.

•
In the event that we were to be downgraded below investment grade by at least one of the major credit rating agencies, certain of our ISDA counterparties would have the right to reduce our collateral threshold to zero, potentially requiring us to fully collateralize any commodity contracts in a net liability position.

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of June 30, 2014, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2014, we had $13 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2014, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of June 30, 2014, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $11 million.
Unconsolidated Affiliates
Discovery Producer Services LLC, one of our unconsolidated affiliates, entered into agreements with a pipe vendor denominated in a foreign currency in connection with the expansion of the natural gas gathering pipeline system in the

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

deepwater Gulf of Mexico, the Keathley Canyon Connector. Discovery entered into certain foreign currency derivative contracts to mitigate a portion of the foreign currency exchange risks which were designated as cash flow hedges. As these hedges are owned by Discovery, an unconsolidated affiliate, and designated as cash flow hedges, we include the impact to AOCI on our condensed consolidated balance sheet.
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

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	June 30, 2014			December 31, 2013
	(Millions)
Assets:
Commodity derivatives	$120	$(10)	$110	$166	$(13)	$153
Liabilities:
Commodity derivatives	$(23)	$10	$(13)	$(27)	$13	$(14)
Interest rate derivatives	$—	$—	$—	$(2)	$—	$(2)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2014 and December 31, 2013.

Balance Sheet Line Item	June 30, 2014	December 31, 2013	Balance Sheet Line Item	June 30, 2014	December 31, 2013
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$78	$79	Unrealized losses on derivative instruments — current	$(17)	$(26)
Unrealized gains on derivative instruments — long-term	42	87	Unrealized losses on derivative instruments — long-term	(6)	(1)
	$120	$166		$(23)	$(27)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(2)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$—	$(2)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2014:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(4)		$(6)	$1	$(9)
Losses reclassified from AOCI to earnings — effective portion	—	(b) (c)	—	—	—
Net deferred (losses) gains in AOCI (ending balance)	$(4)		$(6)	$1	$(9)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

(c)
For the three months ended June 30, 2014, no derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2014:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(6)		$(6)	$1	$(11)
Losses reclassified from AOCI to earnings — effective portion	2	(b) (c)	—	—	2
Net deferred (losses) gains in AOCI (ending balance)	$(4)		$(6)	$1	$(9)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)		$—	$—	$(1)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

(c)
For the six months ended June 30, 2014, $1 million of derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

For the three and six months ended June 30, 2014, no derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations.
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred losses in AOCI (beginning balance)	$(9)		$(5)	$—	$(14)
Losses reclassified from AOCI to earnings — effective portion	$1	(b)	$—	$—	$1
Net deferred losses in AOCI (ending balance)	$(8)		$(5)	$—	$(13)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Losses (gains) recognized in AOCI on derivatives - effective portion	—		1	(1)	—
Losses reclassified from AOCI to earnings — effective portion	$2	(b)	$—	$—	$2
Net deferred losses in AOCI (ending balance)	$(8)		$(5)	$—	$(13)

(a)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

(b)	Included in interest expense in our condensed consolidated statements of operations.
For the six months ended June 30, 2013, less than $1 million of derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2013, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Third party:
Realized losses	$(2)	$(3)	$(5)	$(7)
Unrealized (losses) gains	(9)	7	(9)	9
(Losses) gains from commodity derivative activity, net	$(11)	$4	$(14)	$2
Affiliates:
Realized gains	$10	$16	$11	$30
Unrealized (losses) gains	(21)	51	(34)	39
(Losses) gains from commodity derivative activity, net —affiliates	$(11)	$67	$(23)	$69

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Millions)
Third party:
Realized losses	$(1)	$(1)	$(2)	$(1)
Unrealized gains	1	1	2	1
Interest expense	$—	$—	$—	$—
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	June 30, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (MMbtu)
2014	(348,312)	(5,434,092)	(3,115,936)	3,272,500
2015	(745,695)	(13,458,975)	(5,711,570)	1,285,000
2016	(561,922)	(3,668,564)	(813,267)	(2,140,000)
2017	—	(6,387,500)	—	—

	June 30, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net (Short) Long Position (Mmbtu)
2013	(497,756)	(10,822,652)	(2,407,256)	(460,000)
2014	(636,195)	(10,358,620)	(5,231,910)	8,940,000
2015	(453,695)	(10,371,475)	(5,691,570)	3,650,000
2016	(195,922)	(1,838,564)	(813,267)	—
11. Partnership Equity and Distributions
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement will allow us to issue additional common units from time to time, which we intend to conduct under an equity distribution agreement with one or more financial institutions in the future. As of June 30, 2014, we have issued no securities under this registration statement.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions.
In June 2013, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The shelf registration statement allows us to issue additional common units. In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the six months ended June 30, 2014, we issued 2,011,000 common units pursuant to the 2013 equity distribution agreement and received proceeds of $110 million, which is net of commissions and offering costs of $1 million. The proceeds were used to finance growth opportunities and for general partnership purposes. As of June 30, 2014, approximately $101 million of the aggregate offering amount remains available for sale pursuant to the 2013 equity distribution agreement.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.
In March 2013, we issued 12,650,000 common units to the public at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the six months ended June 30, 2013, we issued 1,408,547 of our common units pursuant to this equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and for general partnership purposes. As of June 30, 2014, no common units remain available for sale pursuant to this equity distribution agreement.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

The following table presents our cash distributions paid in 2014 and 2013:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
12. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 12,667 and 20,370 equivalent units during the three months ended June 30, 2014 and 2013, respectively, and 11,213, and 22,751 equivalent units during the six months ended June 30, 2014, and 2013, respectively.
13. Commitments and Contingent Liabilities
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
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

The following tables set forth our segment information:
Three Months Ended June 30, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$732	$20	$60	$—	$812
Gross margin (a)	$115	$20	$1	—	$136
Operating and maintenance expense	(49)	(4)	(3)	—	(56)
Depreciation and amortization expense	(26)	(2)	—	—	(28)
General and administrative expense	—	—	—	(15)	(15)
Earnings from unconsolidated affiliates	—	16	—	—	16
Interest expense	—	—	—	(23)	(23)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$40	$30	$(2)	$(39)	$29
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$40	$30	$(2)	$(39)	$29
Non-cash derivative mark-to-market (b)	$(30)	$—	$—	$1	$(29)
Three Months Ended June 30, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$720	$19	$53	$—	$792
Gross margin (a)	$184	$19	$5	—	$208
Operating and maintenance expense	(44)	(4)	(4)	—	(52)
Depreciation and amortization expense	(21)	(2)	—	—	(23)
General and administrative expense	—	—	—	(16)	(16)
Earnings from unconsolidated affiliates	1	7	—	—	8
Interest expense	—	—	—	(14)	(14)
Net income (loss)	$120	$20	$1	$(30)	$111
Net income attributable to noncontrolling interests	(4)	—	—	—	(4)
Net income (loss) attributable to partners	$116	$20	$1	$(30)	$107
Non-cash derivative mark-to-market (b)	$58	$—	$—	$—	$58
Non-cash lower of cost or market adjustments	$2	$—	$1	$—	$3

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Six Months Ended June 30, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,581	$37	$275	$—	$1,893
Gross margin (a)	$279	$37	$16	—	$332
Operating and maintenance expense	(87)	(8)	(6)	—	(101)
Depreciation and amortization expense	(50)	(3)	(1)	—	(54)
General and administrative expense	—	—	—	(31)	(31)
Other expense	(1)	—	—	—	(1)
(Losses) earnings from unconsolidated affiliates	(1)	20	—	—	19
Interest expense	—	—	—	(42)	(42)
Income tax expense	—	—	—	(4)	(4)
Net income (loss)	$140	$46	$9	$(77)	$118
Net income attributable to noncontrolling interests	(10)	—	—	—	(10)
Net income (loss) attributable to partners	$130	$46	$9	$(77)	$108
Non-cash derivative mark-to-market (b)	$(42)	$—	$(1)	$—	$(43)
Non-cash lower of cost or market adjustments	$—	$—	$3	$—	$3
Capital expenditures	$130	$14	$7	$—	$151
Acquisition expenditures	$102	$669	$—	$—	$771
Investments in unconsolidated affiliates	$48	$45	$—	$—	$93

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

Six Months Ended June 30, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,295	$38	$208	$—	$1,541
Gross margin (a)	$289	$38	$33	$—	$360
Operating and maintenance expense	(83)	(8)	(7)	—	(98)
Depreciation and amortization expense	(40)	(3)	(1)	—	(44)
General and administrative expense	—	—	—	(32)	(32)
Other expense	—	—	(4)	—	(4)
Earnings from unconsolidated affiliates	1	15	—	—	16
Interest expense	—	—	—	(26)	(26)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$167	$42	$21	$(59)	$171
Net income attributable to noncontrolling interests	(7)	—	—	—	(7)
Net income (loss) attributable to partners	$160	$42	$21	$(59)	$164
Non-cash derivative mark-to-market (b)	$49	$—	$(1)	$—	$48
Non-cash lower of cost or market adjustments	$2	$—	$1	$—	$3
Capital expenditures	$190	$4	$1	$—	$195
Acquisitions, net of cash acquired	$486	$—	$—	$—	$486
Investments in unconsolidated affiliates	$44	$43	$—	$—	$87

	June 30,	December 31,
	2014	2013
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$3,484	$3,303
NGL Logistics	1,327	555
Wholesale Propane Logistics	110	106
Other (d)	61	100
Total long-term assets	4,982	4,064
Current assets (c)	486	503
Total assets	$5,468	$4,567

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

(c)
The segment information for the six months ended June 30, 2014, three and six months ended June 30, 2013, and as of December 31, 2013 includes the results of our Lucerne 1 plant. The segment information for the three and six months ended June 30, 2013 also includes the results of an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

15. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2014	2013
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$30	$17
Cash paid for income taxes, net of income tax refunds	$2	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$34	$28
Other non-cash additions of property, plant and equipment	$—	$1
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$70	$—
Non-cash excess purchase price in March 2014 Transactions and March 2013 Eagle Ford system transaction	$155	$125
Accounts payable related to equity issuance costs	$—	$2

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$50	$7	$—	$57
Accounts receivable, net	—	—	317	—	317
Inventories	—	—	32	—	32
Other	—	—	80	—	80
Total current assets	—	50	436	—	486
Property, plant and equipment, net	—	—	3,207	—	3,207
Goodwill and intangible assets, net	—	—	278	—	278
Advances receivable — consolidated subsidiaries	2,623	1,979	—	(4,602)	—
Investments in consolidated subsidiaries	76	360	—	(436)	—
Investments in unconsolidated affiliates	—	—	1,426	—	1,426
Other long-term assets	—	19	52	—	71
Total assets	$2,699	$2,408	$5,399	$(5,038)	$5,468
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$22	$357	$—	$379
Advances payable — consolidated subsidiaries	—	—	4,602	(4,602)	—
Long-term debt	—	2,310	—	—	2,310
Other long-term liabilities	—	—	48	—	48
Total liabilities	—	2,332	5,007	(4,602)	2,737
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,699	80	365	(436)	2,708
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	2,699	76	360	(436)	2,699
Noncontrolling interests	—	—	32	—	32
Total equity	2,699	76	392	(436)	2,731
Total liabilities and equity	$2,699	$2,408	$5,399	$(5,038)	$5,468

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$754	$—	$754
Transportation, processing and other	—	—	80	—	80
Losses from commodity derivative activity, net	—	—	(22)	—	(22)
Total operating revenues	—	—	812	—	812
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	676	—	676
Operating and maintenance expense	—	—	56	—	56
Depreciation and amortization expense	—	—	28	—	28
General and administrative expense	—	—	15	—	15
Total operating costs and expenses	—	—	775	—	775
Operating income	—	—	37	—	37
Interest expense, net	—	(23)	—	—	(23)
Income from consolidated subsidiaries	29	52	—	(81)	—
Earnings from unconsolidated affiliates	—	—	16	—	16
Income before income taxes	29	29	53	(81)	30
Income tax expense	—	—	(1)	—	(1)
Net income	29	29	52	(81)	29
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$29	$29	$52	$(81)	$29

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$29	$29	$52	$(81)	$29
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	29	29	52	(81)	29
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$29	$29	$52	$(81)	$29

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$660	$—	$660
Transportation, processing and other	—	—	61	—	61
Gains from commodity derivative activity, net	—	—	71	—	71
Total operating revenues	—	—	792	—	792
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	584	—	584
Operating and maintenance expense	—	—	52	—	52
Depreciation and amortization expense	—	—	23	—	23
General and administrative expense	—	—	16	—	16
Total operating costs and expenses	—	—	675	—	675
Operating income	—	—	117	—	117
Interest expense, net	—	(14)	—	—	(14)
Income from consolidated subsidiaries	107	121	—	(228)	—
Earnings from unconsolidated affiliates	—	—	8	—	8
Income before income taxes	107	107	125	(228)	111
Income tax expense	—	—	—	—	—
Net income	107	107	125	(228)	111
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to partners	$107	$107	$121	$(228)	$107

(a)
The financial information for the three months ended June 30, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$107	$107	$125	$(228)	$111
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	108	108	125	(229)	112
Total comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total comprehensive income attributable to partners	$108	$108	$121	$(229)	$108

(a)
The financial information for the three months ended June 30, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,767	$—	$1,767
Transportation, processing and other	—	—	163	—	163
Gains from commodity derivative activity, net	—	—	(37)	—	(37)
Total operating revenues	—	—	1,893	—	1,893
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,561	—	1,561
Operating and maintenance expense	—	—	101	—	101
Depreciation and amortization expense	—	—	54	—	54
General and administrative expense	—	—	31	—	31
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	1,748	—	1,748
Operating income	—	—	145	—	145
Interest expense, net	—	(42)	—	—	(42)
Income from consolidated subsidiaries	108	150	—	(258)	—
Earnings from unconsolidated affiliates	—	—	19	—	19
Income before income taxes	108	108	164	(258)	122
Income tax expense	—	—	(4)	—	(4)
Net income	108	108	160	(258)	118
Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
Net income attributable to partners	$108	$108	$150	$(258)	$108

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$108	$108	$160	$(258)	$118
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	110	110	160	(260)	120
Total comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Total comprehensive income attributable to partners	$110	$110	$150	$(260)	$110

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,345	$—	$1,345
Transportation, processing and other	—	—	125	—	125
Gains from commodity derivative activity, net	—	—	71	—	71
Total operating revenues	—	—	1,541	—	1,541
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,181	—	1,181
Operating and maintenance expense	—	—	98	—	98
Depreciation and amortization expense	—	—	44	—	44
General and administrative expense	—	—	32	—	32
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	1,359	—	1,359
Operating income	—	—	182	—	182
Interest expense	—	(26)	—	—	(26)
Earnings from unconsolidated affiliates	—	—	16	—	16
Income from consolidated subsidiaries	164	190	—	(354)	—
Income before income taxes	164	164	198	(354)	172
Income tax expense	—	—	(1)	—	(1)
Net income	164	164	197	(354)	171
Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
Net income attributable to partners	$164	$164	$190	$(354)	$164

(a)
The financial information for the six months ended June 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$164	$164	$197	$(354)	$171
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	166	166	197	(356)	173
Total comprehensive income attributable to noncontrolling interests	—	—	(7)	—	(7)
Total comprehensive income attributable to partners	$166	$166	$190	$(356)	$166

(a)
The financial information for the six months ended June 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	—	(29)	329	—	300
INVESTING ACTIVITIES:
Intercompany transfers	(595)	(296)	—	891	—
Capital expenditures	—	—	(151)	—	(151)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Acquisition of unconsolidated affiliates	—	—	(669)	—	(669)
Investments in unconsolidated affiliates	—	—	(93)	—	(93)
Proceeds from sales of assets	—	—	17	—	17
Net cash used in investing activities	(595)	(296)	(998)	891	(998)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	891	(891)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of commercial paper, net	—	(335)	—	—	(335)
Payments of deferred financing costs	—	(9)	—	—	(9)
Excess purchase price over acquired interests and commodity hedges	—	—	(15)	—	(15)
Proceeds from issuance of common units, net of offering costs	787	—	—	—	787
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(192)	—	—	—	(192)
Distributions to noncontrolling interests	—	—	(11)	—	(11)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by financing activities	595	375	664	(891)	743
Net change in cash and cash equivalents	—	50	(5)	—	45
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	—	50	7	—	57

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(19)	$298	$2	$281
INVESTING ACTIVITIES:
Intercompany transfers	(440)	(91)	—	531	—
Capital expenditures	—	—	(195)	—	(195)
Acquisitions, net of cash acquired	—	—	(486)	—	(486)
Investments in unconsolidated affiliates	—	—	(87)	—	(87)
Net cash used in investing activities	(440)	(91)	(768)	531	(768)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	531	(531)	—
Proceeds from long-term debt	—	1,079	—	—	1,079
Payments of long-term debt	—	(960)	—	—	(960)
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	563	—	—	—	563
Excess purchase price over acquired assets	—	—	(101)	—	(101)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	21	—	21
Distributions to common unitholders and general partner	(123)	—	—	—	(123)
Distributions to noncontrolling interests	—	—	(10)	—	(10)
Contributions from noncontrolling interests	—	—	31	—	31
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by financing activities	440	115	470	(531)	494
Net change in cash and cash equivalents	—	5	—	2	7
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	$—	$8	$2	$(1)	$9

(a)
The financial information during the six months ended June 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

The parent guarantor, subsidiary issuer and non-guarantor subsidiaries participate in a cash pooling program, whereby cash balances are generally swept daily between the parent guarantor and the non-guarantor subsidiaries bank accounts and those of the subsidiary issuer.

Subsequent to the issuance of the 2013 financial statements, management determined that intercompany transfers between the parent guarantor and the non-guarantor subsidiaries, as well as the subsidiary issuer and the non-guarantor subsidiaries, should be classified as investing activities by the parent guarantor and subsidiary issuer and financing activities by the non-guarantor subsidiaries, within the condensed consolidating statements of cash flows. The intercompany transfers had previously been reported as operating activities by the parent guarantor, subsidiary issuer and non-guarantor subsidiaries. The classification

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2014 and 2013 - (Continued)
(Unaudited)

of these intercompany transfers has been corrected in the condensed consolidating financial statements for the six months ended June 30, 2013. This correction has no impact on the consolidated statement of cash flows for all periods presented. These amounts have been included within the line item “intercompany transfers” in investing and financing activities within the condensed consolidating statements of cash flows. The changes to the previously reported amounts are summarized as follows:

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Six Months Ended June 30, 2013
Net cash provided by (used in) operating activities	$440	$91	$(531)	$—	$—
Net cash used in investing activities	$(440)	$(91)	$—	$531	$—
Net cash provided by financing activities	$—	$—	$531	$(531)	$—

17. Subsequent Events
On July 28, 2014, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.7575 per unit. The distribution will be payable on August 14, 2014 to unitholders of record on August 8, 2014.

In July 2014, we issued 527,000 common units pursuant to the 2013 equity distribution agreement and received proceeds of $30 million, net of commissions and offering costs of less than $1 million. As of July 31, 2014, approximately $71 million of the aggregate offering amount remains available for sale pursuant to the 2013 equity distribution agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included as Exhibit 99.3 in our Current Report on Form 8-K filed with the SEC on June 13, 2014.

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
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy. Our multi-faceted growth strategy may take numerous forms such as dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, organic build opportunities within our footprint and third-party acquisitions. Dropdowns from DCP Midstream, LLC since the beginning of 2013 have totaled over $2 billion. Throughout the remainder of 2014, we will continue executing our multi-faceted growth strategy.

Some of our recent growth projects include the following:

•	The Eagle Ford system completed construction of the Goliad 200 MMcf/d natural gas processing plant which was placed into service in February 2014.

•	The Front Range pipeline, of which we own a 33.33% equity interest, was placed into service in February 2014.

•	The O'Connor plant expansion to 160 MMcf/d was placed into service in March 2014.

•
In March 2014, DCP Midstream, LLC contributed to us the Sand Hills pipeline, the Southern Hills pipeline and the remaining 20% interest in the Eagle Ford system, and we acquired from DCP Midstream, LLC the Lucerne 1 plant and the Lucerne 2 plant, which is currently under construction. These transactions are collectively referred to as the March 2014 Transactions.

•	Our expansion plan for Discovery's Keathley Canyon natural gas gathering pipeline system is progressing and is expected to be completed in the fourth quarter of 2014.

•	The construction of our Lucerne 2 plant is progressing on schedule and is expected to be completed in mid-2015.
Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC. During the six months ended June 30, 2014, we received net proceeds of $787 million from the issuance of our common units to the public and $712 million through public debt offerings of 30-year and five-year Senior Notes. Additionally, we issued $225 million of our common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions. In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million. The shelf registration statement will allow us to issue additional common units from time to time, which we intend to conduct under an equity distribution agreement with one or more financial institutions in the future. We have a Commercial Paper Program pursuant to which we had no amounts outstanding as of June 30, 2014. As of June 30, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distribution for the quarter, resulting in an approximately 7% increase in our quarterly distribution rate over the rate declared for the second quarter of 2013. The distribution reflects our business results as well as our recent execution on growth opportunities.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; the Marysville NGL storage project and upgrade of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.

For an in-depth discussion of factors that may significantly affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Significantly Affect Our Results” included as Exhibit 99.2 in our Current Report on Form 8-K filed with the SEC on June 13, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$29	$107	$108	$164
Interest expense	23	14	42	26
Income tax expense	1	—	4	1
Operating and maintenance expense	56	52	101	98
Depreciation and amortization expense	28	23	54	44
General and administrative expense	15	16	31	32
Other expense	—	—	1	4
Earnings from unconsolidated affiliates	(16)	(8)	(19)	(16)
Net income attributable to noncontrolling interests	—	4	10	7
Gross margin	$136	$208	$332	$360
Non-cash commodity derivative mark-to-market (a)	$(30)	$58	$(43)	$48

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$40	$116	$130	$160
Operating and maintenance expense	49	44	87	83
Depreciation and amortization expense	26	21	50	40
Other expense	—	—	1	—
(Earnings) losses from unconsolidated affiliates	—	(1)	1	(1)
Net income attributable to noncontrolling interests	—	4	10	7
Segment gross margin	$115	$184	$279	$289
Non-cash commodity derivative mark-to-market (a)	$(30)	$58	$(42)	$49

NGL Logistics segment:
Segment net income attributable to partners	$30	$20	$46	$42
Operating and maintenance expense	4	4	8	8
Depreciation and amortization expense	2	2	3	3
Earnings from unconsolidated affiliates	(16)	(7)	(20)	(15)
Segment gross margin	$20	$19	$37	$38

Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners	$(2)	$1	$9	$21
Operating and maintenance expense	3	4	6	7
Depreciation and amortization expense	—	—	1	1
Other expense	—	—	—	4
Segment gross margin	$1	$5	$16	$33
Non-cash commodity derivative mark-to-market (a)	$—	$—	$(1)	$(1)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
			(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$40	$116	$130	$160
Non-cash commodity derivative mark-to-market	30	(58)	42	(49)
Depreciation and amortization expense	26	21	50	40
Noncontrolling interest on depreciation and income tax	—	(2)	(2)	(3)
Adjusted Segment EBITDA	$96	$77	$220	$148
NGL Logistics segment:
Segment net income attributable to partners	$30	$20	$46	$42
Depreciation and amortization expense	2	2	3	3
Adjusted Segment EBITDA	$32	$22	$49	$45
Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners (b)	$(2)	$1	$9	$21
Non-cash commodity derivative mark-to-market	—	—	1	1
Depreciation and amortization expense	—	—	1	1
Adjusted Segment EBITDA	$(2)	$1	$11	$23

(a)	Includes no lower of cost or market adjustments for the three and six months ended June 30, 2014 and $2 million for the three and six months ended June 30, 2013.

(b)
Includes no lower of cost or market adjustments for the three months ended June 30, 2014, $3 million of lower of cost or market adjustments for the six months ended June 30, 2014, and $1 million for the three and six months ended June 30, 2013.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements included as Exhibits 99.2 and 99.3, respectively, in our Current Report on Form 8-K filed with the SEC on June 13, 2014. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2014 are the same as those described in our Current Report on Form 8-K filed on June 13, 2014. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Current Report on Form 8-K filed on June 13, 2014.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2014 and 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2014 vs 2013		Variance Six Months 2014 vs. 2013
	2014	2013 (a)	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (c):
Natural Gas Services	$732	$720	$1,581	$1,295	$12	2%	$286	22%
NGL Logistics	20	19	37	38	1	5%	(1)	(3)%
Wholesale Propane Logistics	60	53	275	208	7	13%	67	32%
Total operating revenues	812	792	1,893	1,541	20	3%	352	23%
Gross margin (d):
Natural Gas Services	115	184	279	289	(69)	(38)%	(10)	(3)%
NGL Logistics	20	19	37	38	1	5%	(1)	(3)%
Wholesale Propane Logistics	1	5	16	33	(4)	(80)%	(17)	(52)%
Total gross margin	136	208	332	360	(72)	(35)%	(28)	(8)%
Operating and maintenance expense	(56)	(52)	(101)	(98)	4	8%	3	3%
Depreciation and amortization expense	(28)	(23)	(54)	(44)	5	22%	10	23%
General and administrative expense	(15)	(16)	(31)	(32)	(1)	(6)%	(1)	(3)%
Other expense	—	—	(1)	(4)	—	—%	(3)	(75)%
Earnings from unconsolidated affiliates (e)	16	8	19	16	8	100%	3	19%
Interest expense	(23)	(14)	(42)	(26)	9	64%	16	62%
Income tax expense	(1)	—	(4)	(1)	1	100%	3	300%
Net income attributable to noncontrolling interests	—	(4)	(10)	(7)	(4)	(100)%	3	43%
Net income attributable to partners	$29	$107	$108	$164	$(78)	(73)%	$(56)	(34)%
Other data:
Non-cash commodity derivative mark-to-market	$(30)	$58	$(43)	$48	$(88)	(152)%	$(91)	(190)%
Natural gas throughput (MMcf/d) (f)	2,556	2,302	2,464	2,323	254	11%	141	6%
NGL gross production (Bbls/d) (f)	156,058	116,352	147,443	117,450	39,706	34%	29,993	26%
NGL pipelines throughput (Bbls/d) (f)	174,847	93,306	133,561	88,800	81,541	87%	44,761	50%
Propane sales volume (Bbls/d)	12,322	12,286	22,185	23,024	36	—%	(839)	(4)%

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Operating revenues include the impact of commodity derivative activity.

(d)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including commodity derivative activity, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.

(e)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery, our 33.33% ownership of each of the Sand Hills, Southern Hills and Front Range NGL pipelines, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express NGL pipeline. Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(f)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Total Operating Revenues — Total operating revenues increased $20 million in 2014 compared to 2013 as a result of the following:

•
$12 million increase for our Natural Gas Services segment primarily due to higher volumes and improved NGL recoveries at our Eagle Ford system, an increase in commodity prices, which impact both sales and purchases, and an increase in fee revenue; partially offset by a decrease as a result of commodity derivative activity, lower volumes related to our natural gas storage and pipeline assets and our other gathering and processing assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$7 million increase for our Wholesale Propane Logistics segment primarily due to higher propane prices.

•	Total operating revenues for our NGL Logistics segment remained relatively constant in 2014 compared to 2013.
Gross Margin — Gross margin decreased $72 million in 2014 compared to 2013, primarily as a result of the following:

•
$69 million decrease for our Natural Gas Services segment, primarily related to a decrease as a result of commodity derivative activity, lower volumes and turnaround activity across certain assets and a change in the contract structure at our Lucerne 1 plant; partially offset by higher volumes and improved NGL recoveries at our Eagle Ford system, the operation of our O'Connor plant in our DJ Basin system and higher commodity prices before the impact of commodity derivative activity; and

•	$4 million decrease for our Wholesale Propane Logistics segment primarily due to decreased unit margins.

•	Gross margin for our NGL Logistics segment remained relatively constant in 2014 compared to 2013.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of the operation of the O'Connor and Goliad plants and turnaround activity across certain assets in our Natural Gas Services segment, partially offset by the expiration of our marine terminal lease in our Wholesale Propane Logistics segment.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
General and Administrative Expense — General and administrative expense remained relatively constant in 2014 compared to 2013.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the March 2014 contribution of Sand Hills and Southern Hills in our NGL Logistics segment, partially offset by lower volumes and the timing of expenditures at Discovery in our Natural Gas Services segment.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher outstanding debt balances associated with the growth in our operations.
Income Tax Expense — Income tax expense increased in 2014 compared to 2013 primarily due to growth in our business.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests decreased in 2014 compared to 2013 primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Total Operating Revenues — Total operating revenues increased $352 million in 2014 compared to 2013 as a result of the following:

•
$286 million increase for our Natural Gas Services segment primarily due to an increase in commodity prices, which impact both sales and purchases, higher volumes and improved NGL recoveries at our Eagle Ford system, and an increase in fee revenue, partially offset by a decrease as a result of commodity derivative activity, a decrease as a result of commodity derivative activity and lower volumes related to our natural gas storage and pipeline assets and our other gathering and processing assets; and

•	$67 million increase for our Wholesale Propane Logistics segment primarily due to higher propane prices, partially offset by lower volumes and a decrease as a result of commodity derivative activity.
These increases were partially offset by:

•
$1 million decrease for our NGL Logistics segment primarily due to lower customer inventory and related fees at our NGL storage facility, partially offset by increased throughput on certain of our pipelines.

Gross Margin — Gross margin decreased $28 million in 2014 compared to 2013, primarily as a result of the following:

•
$17 million decrease for our Wholesale Propane Logistics segment primarily due to decreased unit margins, a decrease in volumes due to the export of propane from our Chesapeake terminal in 2013 and a decrease as a result of commodity derivative activity;

•
$10 million decrease for our Natural Gas Services segment, primarily related to a decrease as a result of commodity derivative activity, a change in the contract structure at our Lucerne 1 plant and lower volumes and turnaround activity across certain assets; partially offset by a favorable contractual producer settlement, the operation of our O'Connor plant in our DJ Basin system, higher volumes and improved NGL recoveries, higher unit margins on our storage assets and higher commodity prices before the impact of commodity derivative activity; and

•
$1 million decrease for our NGL Logistics segment as a result of lower customer inventory and related fees at our NGL storage facility, partially offset by increased throughput on certain of our pipelines.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013primarily as a result of the operation of the O'Connor and Goliad plants and turnaround activity across certain assets in our Natural Gas Services segment, partially offset by the expiration of our marine terminal lease in our Wholesale Propane Logistics segment.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
General and Administrative Expense — General and administrative expense remained relatively constant in 2014 compared to 2013.
Other Expense — Other expense in 2014 and 2013 represents a write off of construction work in progress due to discontinued projects.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the March 2014 contribution of Sand Hills and Southern Hills in our NGL Logistics segment, partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators in our NGL Logistics segment, and lower volumes and the timing of expenditures at Discovery in our Natural Gas Services segment.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher outstanding debt balances associated with the growth in our operations.
Income Tax Expense — Income tax expense increased in 2014 compared to 2013 primarily due to growth in our business.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests increased in 2014 compared to 2013 primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system, partially offset by the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.
Results of Operations — Natural Gas Services Segment
The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2014 vs. 2013		Variance Six Months 2014 vs. 2013
	2014	2013 (a)	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$694	$607	$1,492	$1,138	$87	14%	$354	31%
Transportation, processing and other	60	42	126	87	18	43%	39	45%
Losses from commodity derivative activity	(22)	71	(37)	70	(93)	(131)%	(107)	153%
Total operating revenues	732	720	1,581	1,295	12	2%	286	22%
Purchases of natural gas and NGLs	(617)	(536)	(1,302)	(1,006)	81	15%	296	29%
Segment gross margin (c)	115	184	279	289	(69)	(38)%	(10)	(3)%
Operating and maintenance expense	(49)	(44)	(87)	(83)	5	11%	4	5%
Depreciation and amortization expense	(26)	(21)	(50)	(40)	5	24%	10	25%
Other expense	—	—	(1)	—	—	—%	1	100%
Earnings (losses) from unconsolidated affiliates (d)	—	1	(1)	1	(1)	(100)%	(2)	(200)%
Segment net income	40	120	140	167	(80)	(67)%	(27)	(16)%
Segment net income attributable to noncontrolling interests	—	(4)	(10)	(7)	(4)	(100)%	3	43%
Segment net income attributable to partners	$40	$116	$130	$160	$(76)	(66)%	$(30)	(19)%
Other data:
Non-cash commodity derivative mark-to-market	$(30)	$58	$(42)	$49	$(88)	(152)%	$(91)	(186)%
Natural gas throughput (MMcf/d) (e)	2,556	2,302	2,464	2,323	254	11%	141	6%
NGL gross production (Bbls/d) (e)	156,058	116,352	147,443	117,450	39,706	34%	29,993	26%

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(d)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(e)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Total Operating Revenues — Total operating revenues increased $12 million in 2014 compared to 2013, primarily as a result of the following:

•	$66 million increase attributable to increased commodity prices, which impact both sales and purchases;

•
$48 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Goliad plant. This increase was partially offset by lower volumes across our other gathering and processing assets;

•
$18 million increase in fee revenue primarily attributable to the operation of our O'Connor plant in our DJ Basin system and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$6 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
These increases were partially offset by:

•
$93 million decrease as a result of commodity derivative activity. This includes a decrease in realized cash settlement gains in 2014 compared to 2013 of $5 million, and unrealized commodity derivative losses in 2014 compared to unrealized commodity derivative gains in 2013 for a net decrease of $88 million due to movements in forward prices of commodities;

•	$17 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$16 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $81 million in 2014 compared to 2013 primarily as a result of higher commodity prices and increased volumes at our Eagle Ford system. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain gathering and processing assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin decreased $69 million in 2014 compared to 2013, primarily as a result of the following:

•	$93 million decrease as a result of commodity derivative activity as discussed above.
This decrease was partially offset by:

•
$21 million increase attributable to higher volumes and improved NGL recoveries at our Eagle Ford system and the operation of our O'Connor plant in our DJ Basin system; partially offset by lower volumes and turnaround activity across certain assets and a change in the contract structure at our Lucerne 1 plant; and

•	$3 million increase as a result of higher commodity prices before the impact of commodity derivative activity.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of the operation of the O'Connor and Goliad plants and turnaround activity across certain assets.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2014 compared to 2013 primarily as a result of lower volumes, partially offset by timing of expenditures, at Discovery. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2014 compared to 2013, primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system.

Natural Gas Throughput - Natural gas throughput increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets, primarily our Southeast Texas system and Discovery.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets, primarily our Southeast Texas system.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Total Operating Revenues — Total operating revenues increased $286 million in 2014 compared to 2013, primarily as a result of the following:

•	$192 million increase attributable to increased commodity prices, which impact both sales and purchases;

•
$146 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Eagle and Goliad plants. This increase was partially offset by lower volumes across our other gathering and processing assets;

•	$61 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•
$39 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford system, as well as the operation of our O'Connor plant in our DJ Basin system and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.

These increases were partially offset by:

•
$107 million decrease as a result of commodity derivative activity. This includes a decrease in realized cash settlement gains in 2014 compared to 2013 of $16 million, and unrealized commodity derivative losses in 2014 compared to unrealized commodity derivative gains in 2013 for a net decrease of $91 million due to movements in forward prices of commodities;

•	$28 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•	$17 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $296 million in 2014 compared to 2013 primarily as a result of higher commodity prices and increased volumes at our Eagle Ford system. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain gathering and processing assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin decreased $10 million in 2014 compared to 2013, primarily as a result of the following:

•	$107 million decrease as a result of commodity derivative activity as discussed above.
This decrease was partially offset by:

•
$66 million increase attributable to a favorable contractual producer settlement, the operation of our O'Connor plant in our DJ Basin system, and higher volumes and improved NGL recoveries at our Eagle Ford system; partially offset by lower volumes and turnaround activity across certain assets and a change in the contract structure at our Lucerne 1 plant;

•	$20 million increase attributable to higher unit margins on our storage assets; and

•	$11 million increase as a result of higher commodity prices before the impact of commodity derivative activity.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of the operation of the O'Connor and Goliad plants and turnaround activity across certain assets.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2014 compared to 2013 primarily as a result of lower volumes, partially offset by timing of expenditures, at Discovery. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests increased in 2014 compared to 2013, primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system, partially offset by the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.
Natural Gas Throughput - Natural gas throughput increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets, primarily our Southeast Texas system and Discovery.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system and the operation of our Eagle and O'Connor plants; partially offset by lower volumes across certain assets.
Results of Operations — NGL Logistics Segment
The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2014 vs. 2013		Variance Six Months 2014 vs. 2013
	2014	2013	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	20	19	37	38	1	5%	(1)	(3)%
Segment gross margin (a)	20	19	37	38	1	5%	(1)	(3)%
Operating and maintenance expense	(4)	(4)	(8)	(8)	—	—%	—	—%
Depreciation and amortization expense	(2)	(2)	(3)	(3)	—	—%	—	—%
Earnings from unconsolidated affiliates (b)	16	7	20	15	9	129%	5	33%
Segment net income attributable to partners	$30	$20	$46	$42	$10	50%	$4	10%
Other data:
NGL pipelines throughput (Bbls/d) (c)	174,847	93,306	133,561	88,800	81,541	87%	44,761	50%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, for that segment less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 33.33% ownership in each of the Sand Hills and Southern Hills pipelines, which were contributed to us in March 2014, our 33.33% ownership of the Front Range pipeline, which commenced operations in February 2014, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express pipeline, which commenced operations in October 2013. Earnings for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Total Operating Revenues and Segment Gross Margin — Total operating revenues remained relatively constant in 2014 compared to 2013.

Operating and Maintenance Expense — Operating and maintenance expense remained constant in 2014 compared to 2013.

Depreciation and Amortization Expense — Depreciation and amortization remained constant in 2014 compared to 2013.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014, and Texas Express which commenced operations in October 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

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

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014, partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014, and Texas Express which commenced operations in October 2013.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2014 vs 2013		Variance Six Months 2014 vs. 2013
	2014	2013	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$60	$53	$275	$207	$7	13%	$68	33%
Gains from commodity derivative activity	—	—	—	1	—	—%	(1)	(100)%
Total operating revenues	60	53	275	208	7	13%	67	32%
Purchases of propane	(59)	(48)	(259)	(175)	11	23%	84	48%
Segment gross margin (a)	1	5	16	33	(4)	(80)%	(17)	(52)%
Operating and maintenance expense	(3)	(4)	(6)	(7)	(1)	(25)%	(1)	(14)%
Depreciation and amortization expense	—	—	(1)	(1)	—	—%	—	—%
Other expense	—	—	—	(4)	—	—%	(4)	(100)%
Segment net income attributable to partners	$(2)	$1	$9	$21	$(3)	(300)%	$(12)	(57)%
Other data:
Non-cash commodity derivative mark-to-market	$—	$—	$(1)	$(1)	$—	—%	$—	—%
Propane sales volume (Bbls/d)	12,322	12,286	22,185	23,024	36	—%	(839)	(4)%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Total Operating Revenues — Total operating revenues increased by $7 million in 2014 compared to 2013, primarily as a result of higher propane prices.
Purchases of Propane — Purchases of propane increased in 2014 compared to 2013 primarily due to higher propane prices, which impact both sales and purchases.
Segment Gross Margin — Segment gross margin decreased in 2014 compared to 2013 primarily due to decreased unit margins.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of the expiration of our marine terminal lease in April 2014.
Depreciation and Amortization Expense — Depreciation and amortization expense remained constant in 2014 compared to 2013.
Propane Sales Volume — Propane sales volumes remained relatively constant in 2014 compared to 2013.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Total Operating Revenues — Total operating revenues increased by $67 million in 2014 compared to 2013, primarily as a result of the following:

•	$75 million increase attributable to higher propane prices.

This increase was partially offset by:

•	$7 million decrease attributable to decreased volumes. In 2013, we had an increase in volumes due to the export of propane from our Chesapeake terminal; and

•	$1 million decrease as a result of commodity derivative activity. This includes a decrease in realized cash settlement gains in 2014 compared to 2013 of $1 million.
Purchases of Propane — Purchases of propane increased in 2014 compared to 2013 primarily due to higher propane prices, which impact both sales and purchases, partially offset by lower volumes.
Segment Gross Margin — Segment gross margin decreased in 2014 compared to 2013 primarily due to decreased unit margins, a decrease in volumes due to the export of propane from our Chesapeake terminal in 2013, and a $1 million decrease related to commodity derivative activities as discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of the expiration of our marine terminal lease in April 2014.
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

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our revolving Amended and Restated Credit Agreement;

•	issuance of commercial paper under our Commercial Paper Program;

•	borrowings under term loans;

•	issuance of additional common units, including issuances we may make to DCP Midstream, LLC;

•	debt offerings; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions, including transactions with DCP Midstream, LLC; and

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
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Amended and Restated Credit Agreement.
In May 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016. Our Commercial Paper Program serves as an alternative source of funding, and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. As of July 31, 2014, we had no commercial paper or credit facility borrowings outstanding and had approximately $1.25 billion of unused capacity under the Amended and Restated Credit Agreement.
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million, and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes will be paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.

In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system.
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement will allow us to issue additional common units from time to time, which we intend to conduct under an equity distribution agreement with one or more financial institutions in the future. As of June 30, 2014, we have issued no securities under this registration statement.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions.
In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the six months ended June 30, 2014, we issued 2,011,000 common units pursuant to the 2013 equity distribution agreement and received proceeds of $110 million, which is net of commissions and offering costs of $1 million. The proceeds were used to finance growth opportunities and for general partnership purposes. As of June 30, 2014, approximately $101 million aggregate offering price of our common units remain available for sale pursuant to the 2013 equity distribution agreement.
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
We had working capital of $107 million as of June 30, 2014, compared to a working capital deficit of $220 million as of December 31, 2013. Included in these working capital amounts are net derivative working capital of $61 million and $51 million as of June 30, 2014 and December 31, 2013, respectively. The change in working capital is primarily attributable to the repayment of our commercial paper borrowings, as well as the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of June 30, 2014, we had $57 million in cash and cash equivalents. Of this balance, $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2014	2013
	(Millions)
Net cash provided by operating activities	$300	$281
Net cash used in investing activities	$(998)	$(768)
Net cash provided by financing activities	$743	$494
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
We received $6 million for our net hedge cash settlements for the six months ended June 30, 2014 and received $23 million for our net hedge cash settlements for the six months ended June 30, 2013, of which less than $1 million was associated with rebalancing our portfolio.
We received cash distributions from unconsolidated affiliates of $40 million and $22 million during the six months ended June 30, 2014 and 2013, respectively. Distributions exceeded earnings by $21 million for the six months ended June 30, 2014.
Net Cash Used in Investing Activities — Net cash used in investing activities during the six months ended June 30, 2014 was comprised of: (1) the acquisition of unconsolidated affiliates of $669 million related to the contribution of 33.33% interests in each of the Sand Hills and Southern Hills pipelines; (2) capital expenditures of $151 million (our portion of which was $146 million and the noncontrolling interests portion was $5 million) consisting of construction of the Goliad plant, expansion of the O'Connor plant, upgrade of our Chesapeake facility and other projects; (3) acquisitions of $102 million related to our acquisition of the Lucerne 1 and Lucerne 2 plants; and (4) investments in unconsolidated affiliates of $93 million consisting of

$48 million to Discovery, $34 million to Front Range, $5 million to Texas Express, $4 million to Southern Hills and $2 million to Sand Hills; partially offset by proceeds from sales of assets of $17 million.
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

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2014 was comprised of: (1)  proceeds from the issuance of common units, net of offering costs, of $787 million; (2) proceeds from long-term debt of $719 million; and (3) contributions from noncontrolling interests of $3 million; partially offset by (4) net commercial paper activity of $335 million; (5) purchase of additional interest in a subsidiary of $198 million; (6) distributions to our limited partners and general partner of $192 million; (7) excess purchase price over acquired interests of $15 million; (8) distributions to noncontrolling interests of $11 million; (9) payment of deferred financing costs of $9 million; and (10) net change in advances to predecessor from DCP Midstream, LLC of $6 million.
As of June 30, 2014, we had unused capacity under the Amended and Restated Credit Agreement of $1,249 million, all of which was available for general working capital purposes.
Net cash provided by financing activities during the six months ended June 30, 2013 was comprised of: (1) proceeds from long-term debt of $1,079 million, offset by payments of $960 million, for net borrowing of long-term debt of $119 million; (2) proceeds from the issuance of common units net of offering costs of $563 million; (3) contributions from noncontrolling interest of $31 million (4) net change in advances to predecessor from DCP Midstream, LLC of $21 million; and (5) contributions from DCP Midstream, LLC of $1 million; partially offset by (6) distributions to our limited partners and general partner of $123 million; (7) excess purchase price over acquired interests and commodity hedges of $101 million; (8) distributions to noncontrolling interests of $10 million; (9) payments of deferred financing costs of $4 million; and (10) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 11. "Partnership Equity and Distributions" in the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $35 million and $45 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; the Marysville NGL storage project and upgrade of our Chesapeake facility, among other projects. The board of directors may, at its discretion, approve additional growth capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$17	$129	$146	$10	$161	$171
Noncontrolling interest portion and reimbursable projects (a)	1	4	5	1	23	24
Total	$18	$133	$151	$11	$184	$195

(a)
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $93 million and $87 million, net of returns, during the six months ended June 30, 2014 and 2013, respectively, to fund our share of capital expansion projects.
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
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Amended and Restated Credit Agreement, the issuance of additional partnership units and the issuance of Commercial Paper and long-term debt. If these sources are not sufficient, we will reduce our discretionary spending.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $192 million and $123 million during the six months ended June 30, 2014 and 2013, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Description of the Amended and Restated Credit Agreement — On May 1, 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016.
As of June 30, 2014, there was no outstanding balance on the revolving credit facility under the Amended and Restated Credit Agreement and we had unused revolver capacity of $1,249 million, which is net of letters of credit.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At June 30, 2014 and December 31, 2013, we had $1 million outstanding letters of credit issued under the Amended and Restated Credit Agreement. Amounts undrawn under the revolving credit facility are available to repay amounts borrowed under our Commercial Paper Program, if necessary.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. Indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.275% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.275% based on our current credit rating. The revolving credit facility incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.25 billion revolving credit facility.

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
Description of Commercial Paper Program – We have a Commercial Paper Program under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. Amounts undrawn under our Amended and Restated Credit Agreement are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of June 30, 2014, we had no commercial paper outstanding.
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
In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund the cash portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes is paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the notes.
The series of notes are senior unsecured obligations, ranking equally in right of payment with our existing unsecured indebtedness, including indebtedness under our Amended and Restated Credit Agreement. We are not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at our option.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of June 30, 2014, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,411	$90	$415	$967	$1,939
Operating lease obligations (b)	90	17	26	18	29
Purchase obligations (c)	329	325	1	—	3
Other long-term liabilities (d)	27	—	1	—	26
Total	$3,857	$432	$443	$985	$1,997

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $90 million, $165 million, $142 million, and $689 million for less than one year, one to three years, three to five years, and thereafter, respectively.

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

(c)
Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of June 30, 2014. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $26 million of asset retirement obligations and $1 million of environmental reserves recognized in the June 30, 2014 condensed consolidated balance sheet. In addition, $12 million of deferred state income taxes were excluded as cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2013 Form 10-K.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of July 31, 2014:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
July 2014 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
July 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
July 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
July 2014 — December 2014	Natural Gas	(2,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.26/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	NYMEX Final Settlement Price (g)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.17 - $4.27/MMBtu
July 2014 — December 2014	NGL's	(16,554) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - $2.60/Gal
January 2015 — March 2015	NGL's	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - $2.60/Gal
April 2015 — December 2015	NGL's	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - $1.89/Gal
January 2016 — March 2016	NGL's	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - $1.89/Gal
July 2014 — December 2014	Crude Oil	(1,893) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(2,043) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$87.60 - $100.04/Bbl
January 2016 — March 2016	Crude Oil	(1,642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15 - $101.30/Bbl
April 2016 — December 2016	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15 - $101.30/Bbl
July 2014 — December 2014	Natural Gas	5,000 MMBtu/d	NYMEX Final Settlement Price (g)	$3.93 - $4.02/MMBtu
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	NYMEX Final Settlement Price (g)	$4.15 - $4.22/MMBtu
July 2014 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The inside FERC monthly published index price for Henry Hub.

(g)	NYMEX final settlement price for natural gas futures contracts (NG).
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
We estimate the following non-cash sensitivities for 2014 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$2
NGL prices	$0.01	Gallon	$4
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of June 30, 2014:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

June 30, 2014	Natural Gas	2,328,893 MMBtu	$11	$4.54/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

July 2014-December 2015	Natural Gas	(42,732,500) MMBtu	$(2)	$3.66-$4.80/MMBtu
July 2014-December 2015	Natural Gas	38,397,500 MMBtu	$5	$3.66-$4.74/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or the Commission, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 16 in Exhibit 99.3 in our Current Report on Form 8-K filed with the SEC on June 13, 2014 and Note 13 in Item 1 of this Quarterly Report on Form 10-Q.

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

12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements of DCP Midstream Partners, LP from the Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 6, 2014.

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

12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements of DCP Midstream Partners, LP from the Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.