Form 10-Q
period 2014-09-30
DCP Midstream Partners, LP
filed 2014-11-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 31, 2014, there were outstanding 112,922,515 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

•	general economic, market and business conditions;

•	the level and success of drilling and quality of production volumes around our assets and our ability to connect supplies to our gathering and processing systems and NGL infrastructure;

•	our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;

•	volatility in the price of our common units;

•	our ability to execute our asset integrity and safety programs to continue the safe and reliable operation of our assets;

•
new, additions to and changes in laws and regulations, particularly with regard to taxes, safety and protection of the environment, including climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, and their impact on producers and customers served by our systems;

•	our ability to grow through contributions from affiliates, organic growth projects, or acquisitions, and the successful integration and future performance of such assets;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$97	$12
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	92	130
Affiliates	222	212
Inventories	64	67
Unrealized gains on derivative instruments	94	79
Other	4	3
Total current assets	573	503
Property, plant and equipment, net	3,274	3,046
Goodwill	154	154
Intangible assets, net	122	129
Investments in unconsolidated affiliates	1,434	627
Unrealized gains on derivative instruments	33	87
Other long-term assets	27	21
Total assets	$5,617	$4,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$226	$232
Affiliates	39	43
Short-term borrowings	—	335
Unrealized losses on derivative instruments	12	28
Accrued interest	35	13
Accrued taxes	26	8
Capital spending accrual	24	24
Other	31	40
Total current liabilities	393	723
Long-term debt	2,311	1,590
Unrealized losses on derivative instruments	2	1
Other long-term liabilities	46	40
Total liabilities	2,752	2,354
Commitments and contingent liabilities
Equity:
Predecessor equity	—	40
Limited partners (112,464,907 and 89,045,139 common units issued and outstanding, respectively)	2,826	1,948
General partner	17	8
Accumulated other comprehensive loss	(9)	(11)
Total partners’ equity	2,834	1,985
Noncontrolling interests	31	228
Total equity	2,865	2,213
Total liabilities and equity	$5,617	$4,567
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$182	$181	$759	$689
Sales of natural gas, propane, NGLs and condensate to affiliates	559	476	1,749	1,313
Transportation, processing and other	62	52	168	148
Transportation, processing and other to affiliates	24	12	81	41
Gains (losses) from commodity derivative activity, net	13	(8)	(1)	(6)
Gains (losses) from commodity derivative activity, net — affiliates	28	(24)	5	45
Total operating revenues	868	689	2,761	2,230
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	595	527	2,002	1,585
Purchases of natural gas, propane and NGLs from affiliates	65	51	219	174
Operating and maintenance expense	53	57	154	155
Depreciation and amortization expense	27	25	81	69
General and administrative expense	5	4	13	14
General and administrative expense — affiliates	12	12	35	34
Other (income) expense	—	(1)	1	3
Total operating costs and expenses	757	675	2,505	2,034
Operating income	111	14	256	196
Interest expense	(22)	(14)	(64)	(40)
Earnings from unconsolidated affiliates	29	7	48	23
Income before income taxes	118	7	240	179
Income tax expense	(2)	(1)	(6)	(2)
Net income	116	6	234	177
Net income attributable to noncontrolling interests	—	(3)	(10)	(10)
Net income attributable to partners	116	3	224	167
Net income attributable to predecessor operations	—	(4)	(6)	(20)
General partner’s interest in net income	(30)	(19)	(83)	(50)
Net income (loss) allocable to limited partners	$86	$(20)	$135	$97
Net income (loss) per limited partner unit — basic and diluted	$0.77	$(0.24)	$1.29	$1.29
Weighted-average limited partner units outstanding — basic and diluted	111.0	83.0	104.3	75.2
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Net income	$116	$6	$234	$177
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	2	3
Total other comprehensive income	—	1	2	3
Total comprehensive income	116	7	236	180
Total comprehensive income attributable to noncontrolling interests	—	(3)	(10)	(10)
Total comprehensive income attributable to partners	$116	$4	$226	$170
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$234	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	81	69
Earnings from unconsolidated affiliates	(48)	(23)
Distributions from unconsolidated affiliates	85	32
Net unrealized losses on derivative instruments	27	1
Deferred income taxes, net	2	—
Other, net	7	8
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	30	(25)
Inventories	3	22
Accounts payable	(22)	(1)
Accrued interest	22	10
Other current assets and liabilities	11	10
Other long-term assets and liabilities	3	(1)
Net cash provided by operating activities	435	279
INVESTING ACTIVITIES:
Capital expenditures	(246)	(277)
Acquisitions, net of cash acquired	(102)	(696)
Acquisition of unconsolidated affiliates	(674)	(86)
Investments in unconsolidated affiliates	(116)	(150)
Proceeds from sales of assets	22	—
Net cash used in investing activities	(1,116)	(1,209)
FINANCING ACTIVITIES:
Proceeds from long-term debt	719	1,826
Payments of long-term debt	—	(1,646)
Payments of commercial paper, net	(335)	—
Payments of deferred financing costs	(8)	(4)
Excess purchase price over acquired interests and commodity hedges	(18)	(86)
Proceeds from issuance of common units, net of offering costs	924	995
Net change in advances to predecessor from DCP Midstream, LLC	(6)	17
Distributions to limited partners and general partner	(303)	(195)
Distributions to noncontrolling interests	(12)	(16)
Purchase of additional interest in a subsidiary	(198)	—
Contributions from noncontrolling interests	3	40
Distributions to DCP Midstream, LLC	—	(3)
Contributions from DCP Midstream, LLC	—	1
Net cash provided by financing activities	766	929
Net change in cash and cash equivalents	85	(1)
Cash and cash equivalents, beginning of period	12	2
Cash and cash equivalents, end of period	$97	$1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2014	$40	$1,948	$8	$(11)	$228	$2,213
Net income	6	135	83	—	10	234
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	(6)	—	—	—	—	(6)
Acquisition of Lucerne 1 plant	(40)	—	—	—	—	(40)
Issuance of 4,497,158 units to DCP Midstream, LLC and affiliates	—	225	—	—	—	225
Excess purchase price over carrying value of interests acquired in March 2014 Transactions	—	(178)	—	—	—	(178)
Issuance of 18,922,610 common units to the public	—	925	—	—	—	925
Distributions to limited partners and general partner	—	(229)	(74)	—	—	(303)
Distributions to noncontrolling interests	—	—	—	—	(12)	(12)
Contributions from noncontrolling interests	—	—	—	—	3	3
Purchase of additional interest in a subsidiary	—	—	—	—	(198)	(198)
Balance, September 30, 2014	$—	$2,826	$17	$(9)	$31	$2,865
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$399	$1,063	$—	$(15)	$189	$1,636
Net income	20	97	50	—	10	177
Other comprehensive income	—	—	—	3	—	3
Net change in parent advances	17	—	—	—	—	17
Acquisition of additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired investment of 46.67% interest in the Eagle Ford system and commodity hedge	—	(204)	—	—	—	(204)
Issuance of 23,058,547 common units	—	995	—	—	—	995
Distributions to limited partners and general partner	—	(152)	(43)	—	—	(195)
Distributions to noncontrolling interests	—	—	—	—	(16)	(16)
Contributions from noncontrolling interests	—	—	—	—	40	40
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, September 30, 2013	$41	$1,915	$7	$(12)	$223	$2,174

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013
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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes: our Natural Gas Services segment (which includes: our Eagle Ford system; our East Texas system; our Southeast Texas system; our Michigan system; our Northern Louisiana system; our Southern Oklahoma system; our Wyoming system; a 75% interest in Collbran Valley Gas Gathering, LLC, or our Piceance system; our 40% interest in Discovery Producer Services LLC, or Discovery, and our DJ Basin system consisting of our O'Connor and Lucerne 1 plants, as well as the Lucerne 2 plant currently under construction), our NGL Logistics segment (which includes: our NGL storage facility in Michigan, our 12.5% interest in the Mont Belvieu Enterprise fractionator, our 20% interest in the Mont Belvieu 1 fractionator, the DJ Basin NGL fractionators, the Black Lake and Wattenberg interstate NGL pipelines, the Seabreeze and Wilbreeze intrastate NGL pipelines, our 33.33% interests in each of the Sand Hills, Southern Hills and Front Range interstate NGL pipelines, and our 10% interest in the Texas Express intrastate NGL pipeline), and our Wholesale Propane Logistics segment.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2013 audited consolidated financial statements and notes thereto included as Exhibit 99.3 in our current report on Form 8-K filed with the SEC on June 13, 2014.

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

3. Acquisitions
On March 31, 2014, DCP Midstream, LLC and its affiliates contributed to us: (i) a 33.33% membership interest in DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (ii) a 33.33% membership interest in DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline; and (iii) the remaining 20% interest in DCP SC Texas GP, or the Eagle Ford system. The Sand Hills pipeline is engaged in the business of transporting NGLs and consists of approximately 720 miles of pipeline, with an expected initial capacity of 200 MBbls/d, and possible further capacity increases with the installation of additional pump stations. The Sand Hills pipeline provides NGL takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. The Sand Hills pipeline began taking flows in the fourth quarter of 2012 and was placed into service in June 2013. The Southern Hills pipeline is also engaged in the business of transporting NGLs and consists of approximately 800 miles of pipeline, with an expected capacity of 175 MBbls/d after completion of planned pump stations. The Southern Hills pipeline provides NGL takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. The Southern Hills pipeline began taking flows in the first quarter of 2013 and was placed into service in June 2013.
On March 28, 2014, we acquired from DCP Midstream, LLC and its affiliates (i) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (ii) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, or the Lucerne 2 plant, which is currently under construction. The Lucerne 1 plant and Lucerne 2 plant, along with our O'Connor plant, comprises our DJ Basin system. In conjunction with our acquisition of the Lucerne 1 plant, we entered into a long-term fee-based processing agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the Lucerne 1 plant. The Lucerne 2 plant is expected to be completed in the second quarter of 2015 and we have assumed all of the remaining costs to complete this project. In addition, we will enter into a ten-year, fee-based natural gas processing agreement with DCP Midstream, LLC that is effective once the Lucerne 2 plant is placed into service. At that time, the processing agreement with Lucerne 1 will be terminated and the new processing agreement will provide a fixed demand charge on 75% of the capacity of both plants, and a throughput fee on all volumes processed at the Lucerne 1 and 2 plants. Together with the contribution of the interests in the Sand Hills and Southern Hills pipelines and the remaining 20% interest in the Eagle Ford system, the acquisition of the Lucerne 1 and 2 plants are collectively referred to hereafter as the March 2014 Transactions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

Total consideration for the March 2014 Transactions at closing was $1,220 million, less customary working capital and other adjustments. $225 million of the consideration was funded by the issuance at closing of 2,098,674 of our common units to DCP Midstream, LLC, 1,399,116 of our common units to DCP LP Holdings, LLC, and 999,368 of our common units to DCP Midstream GP, LP. The remainder of the consideration was financed by a portion of the issuance of 14,375,000 common units to the public and the proceeds from our 5.60% 30-year Senior Notes and 2.70% five-year Senior Notes offering. The total consideration over the carrying value of the net assets of the Sand Hills and Southern Hills pipelines, the remaining 20% of the Eagle Ford system, and the Lucerne 1 and Lucerne 2 plants resulted in an excess purchase price of $178 million which was recorded as a decrease in limited partners' equity in the condensed consolidated statement of changes in equity.
The acquisition of the Lucerne 2 plant and contribution of the interests in the Sand Hills pipeline, the Southern Hills pipeline and the remaining 20% interest in the Eagle Ford system represent a transfer of assets between entities under common control. The results for these entities are included prospectively from the date of acquisition or contribution. The acquisition of the Lucerne 1 plant represents a transaction between entities under common control and a change in reporting entity. Accordingly, our condensed consolidated financial statements have been adjusted to retrospectively include the historical results of the Lucerne 1 plant for all periods presented, similar to the pooling method. The results of the Sand Hills and Southern Hills pipelines are included in our NGL Logistics segment, and the remaining 20% interest in the Eagle Ford system and the Lucerne 1 and 2 plants are included in our Natural Gas Services segment.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The assets and liabilities of the Lucerne 1 plant are included in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013. The following table presents the previously reported December 31, 2013 consolidated balance sheet, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

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

The results of the Lucerne 1 plant are included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013. The following table presents the previously reported consolidated statements of operations for the three and nine months ended September 30, 2013, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	DCP Midstream Partners, LP (As previously reported on Form 10-Q filed on 11/6/13)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
Three Months Ended September 30, 2013	(Millions)
Sales of natural gas, propane, NGLs and condensate	$641	$16	$657
Transportation, processing and other	63	1	64
Losses from commodity derivative activity, net	(32)	—	(32)
Total operating revenues	672	17	689
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	567	11	578
Operating and maintenance expense	56	1	57
Depreciation and amortization expense	25	—	25
General and administrative expense	15	1	16
Other operating income	(1)	—	(1)
Total operating costs and expenses	662	13	675
Operating income	10	4	14
Interest expense	(14)	—	(14)
Earnings from unconsolidated affiliates	7	—	7
Income before income taxes	3	4	7
Income tax expense	(1)	—	(1)
Net income	2	4	6
Net income attributable to noncontrolling interests	(3)	—	(3)
Net (loss) income attributable to partners	$(1)	$4	$3

Nine Months Ended September 30, 2013
Sales of natural gas, propane, NGLs and condensate	$1,952	$50	$2,002
Transportation, processing and other	187	2	189
Gains from commodity derivative activity, net	39	—	39
Total operating revenues	2,178	52	2,230
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,726	33	1,759
Operating and maintenance expense	152	3	155
Depreciation and amortization expense	68	1	69
General and administrative expense	47	1	48
Other operating expense	3	—	3
Total operating costs and expenses	1,996	38	2,034
Operating income	182	14	196
Interest expense	(40)	—	(40)
Earnings from unconsolidated affiliates	23	—	23
Income before income taxes	165	14	179
Income tax expense	(2)	—	(2)
Net income	163	14	177
Net income attributable to noncontrolling interests	(10)	—	(10)
Net income attributable to partners	$153	$14	$167

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Services Agreement	$11	$7	$30	$21
Other fees — DCP Midstream, LLC	1	5	5	13
Total — DCP Midstream, LLC	$12	$12	$35	$34
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $1 million for the three and nine months ended September 30, 2014, and less than $1 million and $1 million for the three and nine months ended September 30, 2013, respectively. The Lucerne 1 plant incurred $1 million in general and administrative expenses directly from DCP Midstream, LLC for the three and nine months ended September 30, 2013. The Eagle Ford system incurred $4 million in general and administrative expenses directly from DCP Midstream, LLC for the three months ended September 30, 2013, and $4 million and $11 million in general and administrative expenses directly from DCP Midstream, LLC for the nine months ended September 30, 2014 and 2013, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
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
In addition to agreements with other third party shippers, the Front Range pipeline, which was placed into service in February 2014, has in place a 15-year transportation agreement, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Front Range’s tariffs.
In addition to third party agreements, the Sand Hills pipeline has in place 15-year transportation agreements, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Sand Hills’ tariffs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

In addition to third party agreements, the Southern Hills pipeline has in place a 15-year transportation agreement, commencing at the pipeline's in-service date, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in Southern Hills’ tariffs.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$559	$476	$1,749	$1,313
Transportation, processing and other	$24	$12	$67	$41
Purchases of natural gas, propane and NGLs	$42	$33	$154	$127
Gains (losses) from commodity derivative activity, net	$28	$(24)	$5	$45
General and administrative expense	$12	$12	$35	$34
Spectra Energy:
Purchases of natural gas, propane and NGLs	$23	$18	$65	$47
Transportation, processing and other	$—	$—	$14	$—

We had balances with affiliates as follows:

	September 30, 2014	December 31, 2013
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$221	$211
Accounts payable	$32	$37
Unrealized gains on derivative instruments — current	$91	$79
Unrealized gains on derivative instruments — long-term	$29	$81
Unrealized losses on derivative instruments — current	$10	$18
Unrealized losses on derivative instruments — long-term	$2	$1
Spectra Energy:
Accounts receivable	$1	$1
Accounts payable	$7	$6
5. Inventories
Inventories were as follows:

	September 30, 2014	December 31, 2013
	(Millions)
Natural gas	$37	$38
NGLs	27	29
Total inventories	$64	$67
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $2 million and $5 million in lower of cost or market adjustments during the three and nine months ended September 30, 2014, respectively, and $1 million and $4 million in lower of cost or market adjustments during the three and nine months ended September 30, 2013, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2014	December 31, 2013
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,199	$2,205
Processing, storage, and terminal facilities	35 — 60 Years	2,020	1,645
Other	3 — 30 Years	54	49
Construction work in progress		239	310
Property, plant and equipment		4,512	4,209
Accumulated depreciation		(1,238)	(1,163)
Property, plant and equipment, net		$3,274	$3,046
Interest capitalized on construction projects for the three months ended September 30, 2014 and 2013 was $2 million and $4 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $5 million and $7 million, respectively.
Depreciation expense was $25 million and $23 million for the three months ended September 30, 2014 and 2013, respectively, and $75 million and $63 million for the nine months ended September 30, 2014, and 2013, respectively.
During the nine months ended September 30, 2014 and 2013, we discontinued certain construction projects and wrote off approximately $1 million and $4 million, respectively, in construction work in progress to other expense in the condensed consolidated statements of operations. We had no write-offs during each of the three months ended September 30, 2014 and 2013.
7. Goodwill
The carrying value of goodwill as of both September 30, 2014 and December 31, 2013 was $154 million, consisting of $82 million for our Natural Gas Services segment, $35 million for our NGL Logistics segment, and $37 million for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment during the quarter ended September 30, 2014 at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the fair value of goodwill substantially exceeded its carrying value and that the entire amount of goodwill disclosed on the condensed consolidated balance sheet as of September 30, 2014 is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2014	December 31, 2013
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$402	$—
Discovery Producer Services LLC	40%	395	348
DCP Southern Hills Pipeline, LLC	33.33%	328	—
Front Range Pipeline LLC	33.33%	167	134
Texas Express Pipeline LLC	10%	98	96
Mont Belvieu Enterprise Fractionator	12.5%	23	26
Mont Belvieu 1 Fractionator	20%	14	16
Other	Various	7	7
Total investments in unconsolidated affiliates		$1,434	$627
There was an excess of the carrying amount of the investment over the underlying equity of Sand Hills of $10 million at September 30, 2014 which is associated with interest capitalized during the construction of the Sand Hills pipeline and is being amortized over the life of the underlying long-lived assets of Sand Hills pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Southern Hills of $8 million at September 30, 2014 which is associated with interest capitalized during the construction of the Southern Hills pipeline and is being amortized over the life of the underlying long-lived assets of Southern Hills pipeline.
Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
DCP Sand Hills Pipeline, LLC	$9	$—	$15	$—
Mont Belvieu Enterprise Fractionator	4	3	12	9
DCP Southern Hills Pipeline, LLC	4	—	8	—
Mont Belvieu 1 Fractionator	4	5	8	14
Discovery Producer Services LLC	4	(1)	3	—
Texas Express Pipeline LLC	2	—	2	—
Front Range Pipeline LLC	2	—	—	—
Total earnings from unconsolidated affiliates	$29	$7	$48	$23

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Statements of operations:
Operating revenue	$265	$109	$584	$340
Operating expenses	$135	$71	$349	$210
Net income	$128	$33	$233	$125

	September 30, 2014	December 31, 2013
	(Millions)
Balance sheets:
Current assets	$215	$182
Long-term assets	5,096	2,678
Current liabilities	(215)	(276)
Long-term liabilities	(166)	(37)
Net assets	$4,930	$2,547

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
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 11 - Risk Management and Hedging Activities.
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
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of September 30, 2014 and December 31, 2013, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$17	$77	$94	$—	$14	$65	$79
Short-term investments (b)	$96	$—	$—	$96	$9	$—	$—	$9
Long-term assets (c):
Commodity derivatives	$—	$6	$27	$33	$—	$12	$75	$87
Current liabilities (d):
Commodity derivatives	$—	$(12)	$—	$(12)	$—	$(26)	$—	$(26)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)
Long-term liabilities (e):
Commodity derivatives	$—	$(2)	$—	$(2)	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into/out of Level 1/Level 2. During the three and nine months ended September 30, 2014 and 2013, there were no transfers into/out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended September 30, 2014 (a):
Beginning balance	$65	$38	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	32	(11)	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(20)	—	—	—
Purchases	—	—	—	—
Ending balance	$77	$27	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$29	$(12)	$—	$—
Three months ended September 30, 2013 (a):
Beginning balance	$87	$138	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	9	(33)	(1)	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(3)	(2)	—	—
Settlements	(18)	—	—	—
Ending balance	$75	$103	$(1)	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$24	$(33)	$(21)	$—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Nine months ended September 30, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	61	(48)	—	—
Transfers into Level 3 (b)	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(49)	—	—	—
Purchases	—	—	—	—
Ending balance	$77	$27	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$61	$(48)	$—	$—
Nine months ended September 30, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains (losses) included in earnings (c)	45	(22)	—	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(3)	(2)	—	—
Settlements	(31)	—	—	—
Purchases	24	62	—	—
Ending balance	$75	$103	$(1)	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$84	$40	$(28)	$—

(a)	There were no issuances or sales of derivatives for the three and nine months ended September 30, 2014 and 2013. There were no purchases for the three months ended September 30, 2013.

(b)	Amounts transferred into/out of Level 3 are reflected at fair value as of the end of the period.

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

	September 30, 2014
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$104	$0.25-$1.95	Per gallon

Estimated Fair Value of Financial Instruments
Valuation of a contract’s fair value is validated by an internal group independent of the marketing group. While common industry practices are used to develop valuation techniques, changes in pricing methodologies or the underlying assumptions

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions)

Senior Notes
3.25% Senior Notes	$250	$256	$250	$258
2.50% Senior Notes	498	510	497	500
2.70% Senior Notes	323	326	—	—
4.95% Senior Notes	349	380	349	354
3.875% Senior Notes	495	501	494	461
5.60% Senior Notes	396	440	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

10. Debt

	September 30, 2014	December 31, 2013
	(Millions)
Commercial Paper
Short-term borrowings, weighted-average interest rate of 1.14% as of December 31, 2013	$—	$335
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	—
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	—
Unamortized discount	(14)	(10)
Total debt	2,311	1,925
Short-term borrowings	—	(335)
Total long-term debt	$2,311	$1,590
Commercial Paper Program
We have a commercial paper program, or the Commercial Paper Program, under which we may issue unsecured commercial paper notes. Amounts available under this program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. As of September 30, 2014, we had no commercial paper outstanding.
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
As of September 30, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, which is net of letters of credit. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.
Debt Securities
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, respectively, net of underwriters’

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.
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
The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2015	$250
2016	—
2017	500
2018	—
2019	325
Thereafter	1,250
2,325
Unamortized discount	(14)
Total	$2,311
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
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of September 30, 2014.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $4 million as of September 30, 2014.
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of September 30, 2014, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of September 30, 2014, we had $2 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of September 30, 2014, if a credit-risk related event were to occur we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of September 30, 2014, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $1 million.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

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

	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	September 30, 2014			December 31, 2013
	(Millions)
Assets:
Commodity derivatives	$127	$(11)	$116	$166	$(13)	$153
Liabilities:
Commodity derivatives	$(14)	$11	$(3)	$(27)	$13	$(14)
Interest rate derivatives	$—	$—	$—	$(2)	$—	$(2)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2014 and December 31, 2013.

Balance Sheet Line Item	September 30, 2014	December 31, 2013	Balance Sheet Line Item	September 30, 2014	December 31, 2013
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$94	$79	Unrealized losses on derivative instruments — current	$(12)	$(26)
Unrealized gains on derivative instruments — long-term	33	87	Unrealized losses on derivative instruments — long-term	(2)	(1)
	$127	$166		$(14)	$(27)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(2)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$—	$(2)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2014:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(4)	$(6)	$1	$(9)
Losses reclassified from AOCI to earnings — effective portion	—	—	—	—
Net deferred (losses) gains in AOCI (ending balance)	$(4)	$(6)	$1	$(9)

(a)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2014:

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

(c)
For the nine months ended September 30, 2014, $1 million of derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

For the three and nine months ended September 30, 2014, no derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations.
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred losses in AOCI (beginning balance)	$(8)		$(5)	$—	$(13)
(Losses) gains recognized in AOCI on derivatives - effective portion	—		(1)	1	—
Losses reclassified from AOCI to earnings — effective portion	$1	(b)	$—	$—	$1
Net deferred losses in AOCI (ending balance)	$(7)		$(6)	$1	$(12)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Losses (gains) recognized in AOCI on derivatives - effective portion	—		—	—	—
Losses reclassified from AOCI to earnings — effective portion	$3	(b)	$—	$—	$3
Net deferred losses in AOCI (ending balance)	$(7)		$(6)	$1	$(12)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.
For both the three and nine months ended September 30, 2013, less than $1 million of derivative losses attributable to the ineffective portion was recognized in gains or losses from commodity derivative activity, net and interest expense in our condensed consolidated statements of operations. For both the three and nine months ended September 30, 2013, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of amounts excluded from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Third party:
Realized losses	$(2)	$(7)	$(7)	$(14)
Unrealized gains (losses)	15	(1)	6	8
Gains (losses) from commodity derivative activity, net	$13	$(8)	$(1)	$(6)
Affiliates:
Realized gains	$26	$25	$37	$55
Unrealized gains (losses)	2	(49)	(32)	(10)
Gains (losses) from commodity derivative activity, net —affiliates	$28	$(24)	$5	$45

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Third party:
Realized losses	$—	$—	$(2)	$(1)
Unrealized gains	—	—	2	1
Interest expense	$—	$—	$—	$—
We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	September 30, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (MMbtu)
2014	(174,156)	(1,400,796)	(1,473,468)	1,247,500
2015	(745,695)	(21,458,975)	(5,573,570)	4,485,000
2016	(561,922)	(3,668,564)	(813,267)	(2,140,000)
2017	—	(6,387,500)	—	—

	September 30, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (Mmbtu)
2013	(259,596)	(6,890,076)	(1,231,128)	3,532,500
2014	(690,945)	(11,446,120)	(5,186,910)	13,275,000
2015	(745,695)	(9,458,975)	(5,691,570)	3,650,000
2016	(561,922)	(1,838,564)	(813,267)	—
12. Partnership Equity and Distributions
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units. In September 2014, we entered into an equity distribution agreement, or the 2014 equity distribution agreement, with a group of financial institutions as sales agents. The 2014 equity distribution agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $500 million. During the nine months ended September 30, 2014, we issued 771,105 of our common units pursuant to the 2014 equity distribution agreement and received proceeds of $42 million, net of commissions and accrued offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of September 30, 2014, $458 million remained available for sale pursuant to the 2014 equity distribution agreement.
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
In June 2013, we filed a shelf registration statement on Form S-3, or the June 2013 shelf registration statement, with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The June 2013 shelf registration statement allowed us to issue additional common units. In November 2013, we entered into an equity distribution agreement related to the June 2013 shelf registration statement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The 2013 equity distribution agreement provided for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the nine months ended September 30, 2014, we issued 3,769,635 common units pursuant to the 2013 equity distribution agreement and received proceeds of $206 million, which is net of commissions and offering costs of $2 million. The proceeds were used to finance growth opportunities and for general partnership purposes. In connection with our entry into the 2014 equity distribution

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

agreement, we terminated the 2013 equity distribution agreement in September 2014. In October 2014, we de-registered the common units that remained unsold under the 2013 equity distribution agreement at the time of its termination.
In March 2013, we issued 2,789,739 common units to DCP Midstream, LLC as partial consideration for 46.67% interest in the Eagle Ford system.
In March 2013, we issued 12,650,000 common units to the public at $40.63 per unit. We received proceeds of $494 million, net of offering costs.
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the nine months ended September 30, 2013, we issued 1,408,547 of our common units pursuant to this equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and for general partnership purposes. In September 2013, we de-registered the common units that remained unsold under this equity distribution agreement.
The following table presents our cash distributions paid in 2014 and 2013:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
August 14, 2014	$0.7575	$111
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
13. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding Performance Units, Phantom Units and Restricted Units. The dilutive effect of unit-based awards was 11,927 and 18,074 equivalent units during the three months ended September 30, 2014 and 2013, respectively, and 11,454, and 21,175 equivalent units during the nine months ended September 30, 2014, and 2013, respectively.
14. Commitments and Contingent Liabilities
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
Insurance - We renewed our insurance policies in May, June, July and August 2014 for the 2014-2015 insurance year. We contract with third party insurers for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2) general liability insurance; (3) excess liability insurance above the established primary limits for general liability and automobile liability insurance; and (4) property insurance, which covers replacement value of real and personal property and includes business interruption/extra expense. These renewals have not resulted in any material change to the premiums we are contracted to pay. We are jointly insured with DCP Midstream, LLC for a portion of the insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies that are of similar size to us and with similar types of operations.

The insurance on Discovery, as placed by Williams Field Service Group LLC, for the 2014-2015 insurance year includes general and excess liability, onshore property damage, including named windstorm and business interruption, and offshore non-

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

wind property and business interruption insurance. The availability of offshore named windstorm property and business interruption insurance has been significantly reduced over the past few years, we believe as a result of higher industry-wide damage claims. Additionally, we believe the named windstorm property and business interruption insurance that is available comes at uneconomic premium levels, high deductibles and low coverage limits. As such, Discovery continues to elect not to purchase offshore named windstorm property and business interruption insurance coverage for the 2014-2015 insurance year.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

The following tables set forth our segment information:
Three Months Ended September 30, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$803	$18	$47	$—	$868
Gross margin (a)	$186	$18	$4	—	$208
Operating and maintenance expense	(45)	(5)	(3)	—	(53)
Depreciation and amortization expense	(24)	(2)	(1)	—	(27)
General and administrative expense	—	—	—	(17)	(17)
Earnings from unconsolidated affiliates	4	25	—	—	29
Interest expense	—	—	—	(22)	(22)
Income tax expense	—	—	—	(2)	(2)
Net income (loss)	$121	$36	$—	$(41)	$116
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$121	$36	$—	$(41)	$116
Non-cash derivative mark-to-market (b)	$17	$—	$—	$(1)	$16
Non-cash lower of cost or market adjustments	$1	$—	$1	$—	$2
Three Months Ended September 30, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$625	$17	$47	$—	$689
Gross margin (a)	$90	$17	$4	—	$111
Operating and maintenance expense	(48)	(5)	(4)	—	(57)
Depreciation and amortization expense	(22)	(2)	(1)	—	(25)
General and administrative expense	—	—	—	(16)	(16)
Other income	—	1	—	—	1
(Loss) earnings from unconsolidated affiliates	(1)	8	—	—	7
Interest expense	—	—	—	(14)	(14)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$19	$19	$(1)	$(31)	$6
Net income attributable to noncontrolling interests	(3)	—	—	—	(3)
Net income (loss) attributable to partners	$16	$19	$(1)	$(31)	$3
Non-cash derivative mark-to-market (b)	$(49)	$—	$(1)	$1	$(49)
Non-cash lower of cost or market adjustments	$—	$—	$1	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

Nine Months Ended September 30, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,384	$55	$322	$—	$2,761
Gross margin (a)	$465	$55	$20	—	$540
Operating and maintenance expense	(132)	(13)	(9)	—	(154)
Depreciation and amortization expense	(74)	(5)	(2)	—	(81)
General and administrative expense	—	—	—	(48)	(48)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	3	45	—	—	48
Interest expense	—	—	—	(64)	(64)
Income tax expense	—	—	—	(6)	(6)
Net income (loss)	$261	$82	$9	$(118)	$234
Net income attributable to noncontrolling interests	(10)	—	—	—	(10)
Net income (loss) attributable to partners	$251	$82	$9	$(118)	$224
Non-cash derivative mark-to-market (b)	$(25)	$—	$(1)	$(1)	$(27)
Non-cash lower of cost or market adjustments	$1	$—	$4	$—	$5
Capital expenditures	$214	$20	$12	$—	$246
Acquisition expenditures	$102	$674	$—	$—	$776
Investments in unconsolidated affiliates	$63	$53	$—	$—	$116

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

Nine Months Ended September 30, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,920	$55	$255	$—	$2,230
Gross margin (a)	$379	$55	$37	$—	$471
Operating and maintenance expense	(131)	(13)	(11)	—	(155)
Depreciation and amortization expense	(62)	(5)	(2)	—	(69)
General and administrative expense	—	—	—	(48)	(48)
Other income (expense)	—	1	(4)	—	(3)
Earnings from unconsolidated affiliates	—	23	—	—	23
Interest expense	—	—	—	(40)	(40)
Income tax expense	—	—	—	(2)	(2)
Net income (loss)	$186	$61	$20	$(90)	$177
Net income attributable to noncontrolling interests	(10)	—	—	—	(10)
Net income (loss) attributable to partners	$176	$61	$20	$(90)	$167
Non-cash derivative mark-to-market (b)	$—	$—	$(2)	$1	$(1)
Non-cash lower of cost or market adjustments	$2	$—	$2	$—	$4
Capital expenditures	$260	$15	$2	$—	$277
Acquisitions, net of cash acquired	$696	$86	$—	$—	$782
Investments in unconsolidated affiliates	$67	$83	$—	$—	$150

	September 30,	December 31,
	2014	2013
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$3,535	$3,303
NGL Logistics	1,341	555
Wholesale Propane Logistics	117	106
Other (d)	51	100
Total long-term assets	5,044	4,064
Current assets (c)	573	503
Total assets	$5,617	$4,567

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

(b)	Non-cash derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

(c)
The segment information for the nine months ended September 30, 2014, three and nine months ended September 30, 2013, and as of December 31, 2013 includes the results of our Lucerne 1 plant. The segment information for the nine months ended September 30, 2013 also includes the results of an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2014	2013
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$39	$25
Cash paid for income taxes, net of income tax refunds	$2	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$39	$41
Other non-cash additions of property, plant and equipment	$1	$1
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$65	$—
Non-cash excess purchase price in March 2014 Transactions and March 2013 Eagle Ford system transaction	$160	$125

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$96	$1	$—	$97
Accounts receivable, net	—	—	314	—	314
Inventories	—	—	64	—	64
Other	—	—	98	—	98
Total current assets	—	96	477	—	573
Property, plant and equipment, net	—	—	3,274	—	3,274
Goodwill and intangible assets, net	—	—	276	—	276
Advances receivable — consolidated subsidiaries	2,650	1,924	—	(4,574)	—
Investments in consolidated subsidiaries	184	491	—	(675)	—
Investments in unconsolidated affiliates	—	—	1,434	—	1,434
Other long-term assets	—	19	41	—	60
Total assets	$2,834	$2,530	$5,502	$(5,249)	$5,617
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$35	$358	$—	$393
Advances payable — consolidated subsidiaries	—	—	4,574	(4,574)	—
Long-term debt	—	2,311	—	—	2,311
Other long-term liabilities	—	—	48	—	48
Total liabilities	—	2,346	4,980	(4,574)	2,752
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,834	188	496	(675)	2,843
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	2,834	184	491	(675)	2,834
Noncontrolling interests	—	—	31	—	31
Total equity	2,834	184	522	(675)	2,865
Total liabilities and equity	$2,834	$2,530	$5,502	$(5,249)	$5,617

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$741	$—	$741
Transportation, processing and other	—	—	86	—	86
Gains from commodity derivative activity, net	—	—	41	—	41
Total operating revenues	—	—	868	—	868
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	660	—	660
Operating and maintenance expense	—	—	53	—	53
Depreciation and amortization expense	—	—	27	—	27
General and administrative expense	—	—	17	—	17
Total operating costs and expenses	—	—	757	—	757
Operating income	—	—	111	—	111
Interest expense, net	—	(22)	—	—	(22)
Income from consolidated subsidiaries	116	138	—	(254)	—
Earnings from unconsolidated affiliates	—	—	29	—	29
Income before income taxes	116	116	140	(254)	118
Income tax expense	—	—	(2)	—	(2)
Net income	116	116	138	(254)	116
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$116	$116	$138	$(254)	$116

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$116	$116	$138	$(254)	$116
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	116	116	138	(254)	116
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$116	$116	$138	$(254)	$116

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$657	$—	$657
Transportation, processing and other	—	—	64	—	64
Losses from commodity derivative activity, net	—	—	(32)	—	(32)
Total operating revenues	—	—	689	—	689
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	578	—	578
Operating and maintenance expense	—	—	57	—	57
Depreciation and amortization expense	—	—	25	—	25
General and administrative expense	—	—	16	—	16
Other income	—	—	(1)	—	(1)
Total operating costs and expenses	—	—	675	—	675
Operating income	—	—	14	—	14
Interest expense, net	—	(14)	—	—	(14)
Income from consolidated subsidiaries	3	17	—	(20)	—
Earnings from unconsolidated affiliates	—	—	7	—	7
Income before income taxes	3	3	21	(20)	7
Income tax expense	—	—	(1)	—	(1)
Net income	3	3	20	(20)	6
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to partners	$3	$3	$17	$(20)	$3

(a)
The financial information for the three months ended September 30, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$3	$3	$20	$(20)	$6
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	4	4	20	(21)	7
Total comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Total comprehensive income attributable to partners	$4	$4	$17	$(21)	$4

(a)
The financial information for the three months ended September 30, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,508	$—	$2,508
Transportation, processing and other	—	—	249	—	249
Gains from commodity derivative activity, net	—	—	4	—	4
Total operating revenues	—	—	2,761	—	2,761
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,221	—	2,221
Operating and maintenance expense	—	—	154	—	154
Depreciation and amortization expense	—	—	81	—	81
General and administrative expense	—	—	48	—	48
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	2,505	—	2,505
Operating income	—	—	256	—	256
Interest expense, net	—	(64)	—	—	(64)
Income from consolidated subsidiaries	224	288	—	(512)	—
Earnings from unconsolidated affiliates	—	—	48	—	48
Income before income taxes	224	224	304	(512)	240
Income tax expense	—	—	(6)	—	(6)
Net income	224	224	298	(512)	234
Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
Net income attributable to partners	$224	$224	$288	$(512)	$224

(a)
The financial information for the nine months ended September 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$224	$224	$298	$(512)	$234
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	226	226	298	(514)	236
Total comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Total comprehensive income attributable to partners	$226	$226	$288	$(514)	$226

(a)
The financial information for the nine months ended September 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,002	$—	$2,002
Transportation, processing and other	—	—	189	—	189
Gains from commodity derivative activity, net	—	—	39	—	39
Total operating revenues	—	—	2,230	—	2,230
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,759	—	1,759
Operating and maintenance expense	—	—	155	—	155
Depreciation and amortization expense	—	—	69	—	69
General and administrative expense	—	—	48	—	48
Other expense	—	—	3	—	3
Total operating costs and expenses	—	—	2,034	—	2,034
Operating income	—	—	196	—	196
Interest expense	—	(40)	—	—	(40)
Earnings from unconsolidated affiliates	—	—	23	—	23
Income from consolidated subsidiaries	167	207	—	(374)	—
Income before income taxes	167	167	219	(374)	179
Income tax expense	—	—	(2)	—	(2)
Net income	167	167	217	(374)	177
Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
Net income attributable to partners	$167	$167	$207	$(374)	$167

(a)
The financial information for the nine months ended September 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$167	$167	$217	$(374)	$177
Other comprehensive loss:
Reclassification of cash flow hedge losses into earnings	—	3	—	—	3
Other comprehensive income from consolidated subsidiaries	3	—	—	(3)	—
Total other comprehensive income	3	3	—	(3)	3
Total comprehensive income	170	170	217	(377)	180
Total comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Total comprehensive income attributable to partners	$170	$170	$207	$(377)	$170

(a)
The financial information for the nine months ended September 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	—	(38)	473	—	435
INVESTING ACTIVITIES:
Intercompany transfers	(621)	(242)	—	863	—
Capital expenditures	—	—	(246)	—	(246)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Acquisition of unconsolidated affiliates	—	—	(674)	—	(674)
Investments in unconsolidated affiliates	—	—	(116)	—	(116)
Proceeds from sales of assets	—	—	22	—	22
Net cash used in investing activities	(621)	(242)	(1,116)	863	(1,116)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	863	(863)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of commercial paper, net	—	(335)	—	—	(335)
Payments of deferred financing costs	—	(8)	—	—	(8)
Excess purchase price over acquired interests and commodity hedges	—	—	(18)	—	(18)
Proceeds from issuance of common units, net of offering costs	924	—	—	—	924
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(303)	—	—	—	(303)
Distributions to noncontrolling interests	—	—	(12)	—	(12)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by financing activities	621	376	632	(863)	766
Net change in cash and cash equivalents	—	96	(11)	—	85
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	—	96	1	—	97

(a)
The financial information for the nine months ended September 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(27)	$303	$3	$279
INVESTING ACTIVITIES:
Intercompany transfers	(800)	(152)	—	952	—
Capital expenditures	—	—	(277)	—	(277)
Acquisitions, net of cash acquired	—	—	(696)	—	(696)
Investments in unconsolidated affiliates	—	—	(150)	—	(150)
Acquisition of unconsolidated affiliates	—	—	(86)	—	(86)
Net cash used in investing activities	(800)	(152)	(1,209)	952	(1,209)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	952	(952)	—
Proceeds from long-term debt	—	1,826	—	—	1,826
Payments of long-term debt	—	(1,646)	—	—	(1,646)
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	995	—	—	—	995
Excess purchase price over acquired assets	—	—	(86)	—	(86)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	17	—	17
Distributions to common unitholders and general partner	(195)	—	—	—	(195)
Distributions to noncontrolling interests	—	—	(16)	—	(16)
Contributions from noncontrolling interests	—	—	40	—	40
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by financing activities	800	176	905	(952)	929
Net change in cash and cash equivalents	—	(3)	(1)	3	(1)
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

(a)
The financial information during the nine months ended September 30, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

The parent guarantor, subsidiary issuer and non-guarantor subsidiaries participate in a cash pooling program, whereby cash balances are generally swept daily between the parent guarantor and the non-guarantor subsidiaries bank accounts and those of the subsidiary issuer.

Subsequent to the issuance of the 2013 financial statements, management determined that intercompany transfers between the parent guarantor and the non-guarantor subsidiaries, as well as the subsidiary issuer and the non-guarantor subsidiaries, should be classified as investing activities by the parent guarantor and subsidiary issuer and financing activities by the non-

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2014 and 2013 - (Continued)
(Unaudited)

guarantor subsidiaries, within the condensed consolidating statements of cash flows. The intercompany transfers had previously been reported as operating activities by the parent guarantor, subsidiary issuer and non-guarantor subsidiaries. The classification of these intercompany transfers has been corrected in the condensed consolidating financial statements for the nine months ended September 30, 2013. This correction has no impact on the consolidated statement of cash flows for all periods presented. These amounts have been included within the line item “intercompany transfers” in investing and financing activities within the condensed consolidating statements of cash flows. The changes to the previously reported amounts are summarized as follows:

	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Nine Months Ended September 30, 2013
Net cash provided by (used in) operating activities	$800	$152	$(952)	$—	$—
Net cash used in investing activities	$(800)	$(152)	$—	$952	$—
Net cash provided by financing activities	$—	$—	$952	$(952)	$—

18. Subsequent Events
On October 28, 2014, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.77 per unit. The distribution will be payable on November 14, 2014 to unitholders of record on November 7, 2014.

In October 2014, we issued 457,608 common units pursuant to the 2014 equity distribution agreement and received proceeds of $25 million, net of commissions and offering costs of less than $1 million. As of October 31, 2014, approximately $433 million of the aggregate offering amount remains available for sale pursuant to the 2014 equity distribution agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Form 10-Q and the consolidated financial statements and notes thereto included as Exhibit 99.3 in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on June 13, 2014.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices, which we mitigate on an overall Partnership basis through a multi-year hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in "Item 3. Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices historically have been, and continue to be volatile and have recently weakened.
If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly if producers were to curtail or redirect drilling. Drilling activity levels vary by geographic area, but in general, drilling remains firm in areas with liquids rich gas. Drilling could remain weak in certain non-core areas and areas with dry gas where relatively lower commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Despite recent short-term weakness, our long-term view is that commodity prices will be at levels that we believe will support continued growth in natural gas, condensate and NGL production.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry is making significant investment in building or expanding facilities to convert chemical plants from a heavier oil-based feed stock to lighter NGL-based feed stocks, including ethane. This increased demand in future years should provide support for the increasing supply of ethane. Prior to those facilities commencing operations ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded or built, which provide support for the increasing supply of NGLs. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
Our direct commodity hedged positions mitigate a portion of our natural gas, NGL, and condensate commodity price risk through 2017. Additionally, our fee-based business represents a significant portion of our estimated margins.
U.S. financial markets and many businesses and investors continue to monitor global conditions. Uncertainty may contribute to volatility in financial and commodity markets.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low historical costs have enabled us to continue executing our multi-faceted growth strategy. Our multi-faceted growth strategy may take numerous forms such as dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, organic build opportunities within our footprint and third-party acquisitions. Dropdowns from DCP Midstream, LLC since the beginning of 2013 have totaled over $2 billion. We will continue executing our multi-faceted growth strategy.

Some of our 2014 growth projects include the following:

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

•	Our expansion plan for Discovery's Keathley Canyon natural gas gathering pipeline system is progressing and is expected to be completed in the fourth quarter of 2014.

•	The construction of our Lucerne 2 plant is progressing on schedule and is expected to be completed in the second quarter of 2015.
Our capital markets execution has positioned us well in terms of both liquidity and cost of capital to execute our growth plans, including dropdown opportunities with DCP Midstream, LLC and organic growth projects. During the nine months ended September 30, 2014, we received net proceeds of $925 million from the issuance of our common units to the public and $712 million through public debt offerings of 30-year and five-year Senior Notes. Additionally, we issued $225 million of our common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions. In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units from time to time under an equity distribution agreement we entered into in September 2014 with a group of financial institutions. We have a Commercial Paper Program pursuant to which we had no amounts outstanding as of September 30, 2014. As of September 30, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distribution for the quarter, resulting in an approximately 7% increase in our quarterly distribution rate over the rate declared for the third quarter of 2013. The distribution reflects our business results as well as our recent execution on growth opportunities.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Expansion capital expenditures include: construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; upgrade of our Chesapeake facility and the recently completed Marysville NGL storage project, among other projects. The board of directors may, at its discretion, approve additional growth and maintenance capital during the year.

For an in-depth discussion of factors that may significantly affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Significantly Affect Our Results” included as Exhibit 99.2 in our Current Report on Form 8-K filed with the SEC on June 13, 2014.

Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of our Lucerne 1 plant and an additional 46.67% interest in the Eagle Ford system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$116	$3	$224	$167
Interest expense	22	14	64	40
Income tax expense	2	1	6	2
Operating and maintenance expense	53	57	154	155
Depreciation and amortization expense	27	25	81	69
General and administrative expense	17	16	48	48
Other (income) expense	—	(1)	1	3
Earnings from unconsolidated affiliates	(29)	(7)	(48)	(23)
Net income attributable to noncontrolling interests	—	3	10	10
Gross margin	$208	$111	$540	$471
Non-cash commodity derivative mark-to-market (a)	$17	$(50)	$(26)	$(2)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$121	$16	$251	$176
Operating and maintenance expense	45	48	132	131
Depreciation and amortization expense	24	22	74	62
Other expense	—	—	1	—
(Earnings) losses from unconsolidated affiliates	(4)	1	(3)	—
Net income attributable to noncontrolling interests	—	3	10	10
Segment gross margin	$186	$90	$465	$379
Non-cash commodity derivative mark-to-market (a)	$17	$(49)	$(25)	$—

NGL Logistics segment:
Segment net income attributable to partners	$36	$19	$82	$61
Operating and maintenance expense	5	5	13	13
Depreciation and amortization expense	2	2	5	5
Other income	—	(1)	—	(1)
Earnings from unconsolidated affiliates	(25)	(8)	(45)	(23)
Segment gross margin	$18	$17	$55	$55

Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners	$—	$(1)	$9	$20
Operating and maintenance expense	3	4	9	11
Depreciation and amortization expense	1	1	2	2
Other expense	—	—	—	4
Segment gross margin	$4	$4	$20	$37
Non-cash commodity derivative mark-to-market (a)	$—	$(1)	$(1)	$(2)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$121	$16	$251	$176
Non-cash commodity derivative mark-to-market	(17)	49	25	—
Depreciation and amortization expense	24	22	74	62
Noncontrolling interest on depreciation and income tax	(1)	(1)	(3)	(4)
Adjusted Segment EBITDA	$127	$86	$347	$234
NGL Logistics segment:
Segment net income attributable to partners	$36	$19	$82	$61
Depreciation and amortization expense	2	2	5	5
Adjusted Segment EBITDA	$38	$21	$87	$66
Wholesale Propane Logistics segment:
Segment net (loss) income attributable to partners (b)	$—	$(1)	$9	$20
Non-cash commodity derivative mark-to-market	—	1	1	2
Depreciation and amortization expense	1	1	2	2
Adjusted Segment EBITDA	$1	$1	$12	$24

(a)
Includes $1 million in lower of cost or market adjustments for the three and nine months ended September 30, 2014 and less than $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

(b)
Includes $1 million in lower of cost or market adjustments for the three months ended September 30, 2014, $4 million of lower of cost or market adjustments for the nine months ended September 30, 2014, and $1 million and $2 million for the three and nine months ended September 30, 2013, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements included as Exhibits 99.2 and 99.3, respectively, in our Current Report on Form 8-K filed with the SEC on June 13, 2014. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2014 are the same as those described in our Current Report on Form 8-K filed on June 13, 2014. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Current Report on Form 8-K filed on June 13, 2014.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2014 vs 2013		Variance Nine Months 2014 vs. 2013
	2014	2013 (a)	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (c):
Natural Gas Services	$803	$625	$2,384	$1,920	$178	28%	$464	24%
NGL Logistics	18	17	55	55	1	6%	—	—%
Wholesale Propane Logistics	47	47	322	255	—	—%	67	26%
Total operating revenues	868	689	2,761	2,230	179	26%	531	24%
Gross margin (d):
Natural Gas Services	186	90	465	379	96	107%	86	23%
NGL Logistics	18	17	55	55	1	6%	—	—%
Wholesale Propane Logistics	4	4	20	37	—	—%	(17)	(46)%
Total gross margin	208	111	540	471	97	87%	69	15%
Operating and maintenance expense	(53)	(57)	(154)	(155)	(4)	(7)%	(1)	(1)%
Depreciation and amortization expense	(27)	(25)	(81)	(69)	2	8%	12	17%
General and administrative expense	(17)	(16)	(48)	(48)	1	6%	—	—%
Other income (expense)	—	1	(1)	(3)	(1)	*	(2)	(67)%
Earnings from unconsolidated affiliates (e)	29	7	48	23	22	314%	25	109%
Interest expense	(22)	(14)	(64)	(40)	8	57%	24	60%
Income tax expense	(2)	(1)	(6)	(2)	1	100%	4	200%
Net income attributable to noncontrolling interests	—	(3)	(10)	(10)	(3)	(100)%	—	—%
Net income attributable to partners	$116	$3	$224	$167	$113	*	$57	34%
Other data:
Non-cash commodity derivative mark-to-market	$17	$(50)	$(26)	$(2)	$67	(134)%	$(24)	1,200%
Natural gas throughput (MMcf/d) (f)	2,769	2,284	2,573	2,311	485	21%	262	11%
NGL gross production (Bbls/d) (f)	170,523	120,759	155,304	118,553	49,764	41%	36,751	31%
NGL pipelines throughput (Bbls/d) (f)	227,892	92,524	165,138	90,041	135,368	146%	75,097	83%
Propane sales volume (Bbls/d)	9,543	10,156	17,971	18,734	(613)	(6)%	(763)	(4)%
   _________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Operating revenues include the impact of commodity derivative activity.

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

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Total Operating Revenues — Total operating revenues increased $179 million in 2014 compared to 2013 as a result of the following:

•
$178 million increase for our Natural Gas Services segment primarily due to an increase as a result of commodity derivative activity, higher volumes and improved NGL recoveries at our Eagle Ford system, higher volumes at our East Texas system, a higher valued product mix, and an increase in fee revenue; partially offset by a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation and lower volumes related to our natural gas storage and pipeline assets; and

•	$1 million increase for our NGL Logistics segment primarily due to increased throughput on certain of our pipelines.

•	Total operating revenues for our Wholesale Propane Logistics segment remained constant in 2014 compared to 2013.
Gross Margin — Gross margin increased $97 million in 2014 compared to 2013, primarily as a result of the following:

•
$96 million increase for our Natural Gas Services segment, primarily related to an increase as a result of commodity derivative activity, higher volumes and improved NGL recoveries at our Eagle Ford system, the operation of our O'Connor plant in our DJ Basin system, and higher volumes at our East Texas system; partially offset by lower volumes across certain assets, a change in the contract structure at our Lucerne 1 plant and lower commodity prices before the impact of commodity derivative activity.

•	Gross margin for our NGL Logistics and Wholesale Propane Logistics segments remained relatively constant in 2014 compared to 2013.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of the timing of turnaround activity, partially offset by growth in our operations, in our Natural Gas Services segment and the expiration of our marine terminal lease in our Wholesale Propane Logistics segment.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
General and Administrative Expense — General and administrative expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the March 2014 contribution of Sand Hills and Southern Hills and increased volumes at Front Range and Texas Express in our NGL Logistics segment, and higher volumes at Discovery in our Natural Gas Services segment. 2013 results at Discovery reflect a non-cash write off of fixed assets.
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

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Total Operating Revenues — Total operating revenues increased $531 million in 2014 compared to 2013 as a result of the following:

•
$464 million increase for our Natural Gas Services segment primarily due to an increase in commodity prices and higher valued product mix, higher volumes and improved NGL recoveries at our Eagle Ford system, and an increase in fee revenue, partially offset by a decrease as a result of commodity derivative activity, and lower volumes related to our natural gas storage and pipeline assets and our other gathering and processing assets; and

•	$67 million increase for our Wholesale Propane Logistics segment primarily due to higher propane prices, partially offset by lower volumes and a decrease as a result of commodity derivative activity.

•	Total operating revenues for our NGL Logistics segment remained relatively constant in 2014 compared to 2013.
Gross Margin — Gross margin increased $69 million in 2014 compared to 2013, primarily as a result of the following:

•
$86 million increase for our Natural Gas Services segment, primarily related to a favorable contractual producer settlement, the operation of our O'Connor plant in our DJ Basin system, higher volumes and improved NGL recoveries, higher unit margins on our storage assets and higher commodity prices before the impact of commodity derivative activity; partially offset by a decrease as a result of commodity derivative activity, a change in the contract structure at our Lucerne 1 plant and lower volumes across certain assets.

This increase was partially offset by:

•
$17 million decrease for our Wholesale Propane Logistics segment primarily due to decreased unit margins, a decrease in volumes due to the export of propane from our Chesapeake terminal in 2013 and a decrease as a result of commodity derivative activity.

•
Gross margin for our NGL Logistics segment remained constant as a result of lower customer inventory and related fees at our NGL storage facility, offset by increased throughput on certain of our pipelines.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of the timing of turnaround activity, partially offset by the operation of the O'Connor and Goliad plants and turnaround activity across certain assets in our Natural Gas Services segment and the expiration of our marine terminal lease in our Wholesale Propane Logistics segment.
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
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the March 2014 contribution of Sand Hills and Southern Hills in our NGL Logistics segment, partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators in our NGL Logistics segment, and higher volumes at Discovery in our Natural Gas Services segment. 2013 results at Discovery reflect a non-cash write off of fixed assets.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher outstanding debt balances associated with the growth in our operations.
Income Tax Expense — Income tax expense increased in 2014 compared to 2013 primarily due to growth in our business.

Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests remained constant in 2014 compared to 2013 primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system, offset by the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.
Results of Operations — Natural Gas Services Segment
The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2014 vs. 2013		Variance Nine Months 2014 vs. 2013
	2014	2013 (a)	2014 (a)	2013 (a)(b)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$694	$610	$2,186	$1,748	$84	14%	$438	25%
Transportation, processing and other	68	47	194	134	21	45%	60	45%
Gains (losses) from commodity derivative activity	41	(32)	4	38	73	*	(34)	89%
Total operating revenues	803	625	2,384	1,920	178	28%	464	24%
Purchases of natural gas and NGLs	(617)	(535)	(1,919)	(1,541)	82	15%	378	25%
Segment gross margin (c)	186	90	465	379	96	107%	86	23%
Operating and maintenance expense	(45)	(48)	(132)	(131)	(3)	(6)%	1	1%
Depreciation and amortization expense	(24)	(22)	(74)	(62)	2	9%	12	19%
Other expense	—	—	(1)	—	—	—%	1	100%
Earnings (losses) from unconsolidated affiliates (d)	4	(1)	3	—	5	*	3	100%
Segment net income	121	19	261	186	102	537%	75	40%
Segment net income attributable to noncontrolling interests	—	(3)	(10)	(10)	(3)	(100)%	—	—%
Segment net income attributable to partners	$121	$16	$251	$176	$105	656%	$75	43%
Other data:
Non-cash commodity derivative mark-to-market	$17	$(49)	$(25)	$—	$66	*	$(25)	(100)%
Natural gas throughput (MMcf/d) (e)	2,769	2,284	2,573	2,311	485	21%	262	11%
NGL gross production (Bbls/d) (e)	170,523	120,759	155,304	118,553	49,764	41%	36,751	31%
  _________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

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

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Total Operating Revenues — Total operating revenues increased $178 million in 2014 compared to 2013, primarily as a result of the following:

•
$73 million increase as a result of commodity derivative activity attributable to unrealized commodity derivative gains in 2014 compared to unrealized commodity derivative losses in 2013 for a net increase of $66 million due to movements in forward prices of commodities, and an increase in realized cash settlement gains in 2014 compared to 2013 of $7 million;

•
$67 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Goliad plant, and higher volumes at our East Texas system; partially offset by lower volumes across certain assets;

•	$37 million increase primarily attributable to a higher valued product mix;

•
$21 million increase in fee revenue primarily attributable to the operation of our O'Connor plant in our DJ Basin system and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$8 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
These increases were partially offset by:

•	$17 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$11 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $82 million in 2014 compared to 2013 primarily as a result of higher valued product mix and increased volumes at our Eagle Ford and East Texas systems. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin increased $96 million in 2014 compared to 2013, primarily as a result of the following:

•	$73 million increase as a result of commodity derivative activity as discussed above; and

•
$27 million increase attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, the operation of our O'Connor plant in our DJ Basin system, and higher volumes at our East Texas system; partially offset by lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant.

These increases were partially offset by:

•	$4 million decrease as a result of lower commodity prices before the impact of commodity derivative activity.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of timing of turnaround activity, partially offset by growth in our operations.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of higher volumes at Discovery. The 2013 results reflect a non-cash write off of fixed assets. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2014 compared to 2013, primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system.

Natural Gas Throughput - Natural gas throughput increased in 2014 compared to 2013 primarily as a result of higher volumes across certain assets, primarily at our Eagle Ford system, in part due to the operation of our Goliad plant, our DJ Basin system, in part due to the operation of our O'Connor plant, and our East Texas system.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes across certain assets, primarily at our Eagle Ford system, in part due to the operation of our Goliad plant, our DJ Basin system, in part due to the operation of our O'Connor plant, and our East Texas system.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Total Operating Revenues — Total operating revenues increased $464 million in 2014 compared to 2013, primarily as a result of the following:

•	$230 million increase attributable to increased commodity prices and higher valued product mix, which impact both sales and purchases;

•
$213 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Eagle and Goliad plants, and higher volumes at our East Texas system. This increase was partially offset by lower volumes across certain assets;

•	$68 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•
$60 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford system, as well as the operation of our O'Connor plant in our DJ Basin system and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.

These increases were partially offset by:

•	$39 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;

•
$34 million decrease as a result of commodity derivative activity attributable to a decrease in realized cash settlement gains in 2014 compared to 2013 of $9 million, and unrealized commodity derivative losses in 2014 compared to 2013 of $25 million due to movements in forward prices of commodities; and

•	$34 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $378 million in 2014 compared to 2013 primarily as a result of higher commodity prices, higher valued product mix and increased volumes at our Eagle Ford system. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin increased $86 million in 2014 compared to 2013, primarily as a result of the following:

•
$94 million increase attributable to the operation of our O'Connor plant in our DJ Basin system, higher volumes and improved NGL recoveries at our Eagle Ford system, higher volumes at our East Texas system, and a favorable contractual producer settlement; partially offset by lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant;

•	$20 million increase attributable to higher unit margins on our storage assets; and

•	$6 million increase as a result of higher commodity prices before the impact of commodity derivative activity.
These increases were partially offset by:

•	$34 million decrease as a result of commodity derivative activity as discussed above.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of the operation of the O'Connor and Goliad plants and turnaround activity across certain assets, partially offset by the timing of expenditures.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of higher volumes at Discovery. 2013 results reflect a non-cash write off of fixed assets. Commodity derivative activity associated with our exposure on our unconsolidated affiliates is included in segment gross margin.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests remained relatively constant in 2014 compared to 2013, primarily as a result of favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system, offset by the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.
Natural Gas Throughput - Natural gas throughput increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system, in part due to the operation of our Goliad plant, our DJ Basin system, in part due to the operation of our O'Connor plant, and our East Texas system. This increase was partially offset by lower volumes across certain assets.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system, in part due to the operation of our Goliad plant, our DJ Basin system, in part due to the operation of our O'Connor plant, and our East Texas system. This increase was partially offset by lower volumes across certain assets.

Results of Operations — NGL Logistics Segment
The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2014 vs. 2013		Variance Nine Months 2014 vs. 2013
	2014	2013	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	18	17	55	55	1	6%	—	—%
Segment gross margin (a)	18	17	55	55	1	6%	—	—%
Operating and maintenance expense	(5)	(5)	(13)	(13)	—	—%	—	—%
Depreciation and amortization expense	(2)	(2)	(5)	(5)	—	—%	—	—%
Other income	—	1	—	1	(1)	(100)%	(1)	(100)%
Earnings from unconsolidated affiliates (b)	25	8	45	23	17	213%	22	96%
Segment net income attributable to partners	$36	$19	$82	$61	$17	89%	$21	34%
Other data:
NGL pipelines throughput (Bbls/d) (c)	227,892	92,524	165,138	90,041	135,368	146%	75,097	83%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, for that segment less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

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

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Total Operating Revenues and Segment Gross Margin — Total operating revenues and segment gross margin remained relatively constant in 2014 compared to 2013.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2014 compared to 2013.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2014 compared to 2013.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014 and increased volumes at Front Range and Texas Express.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Black Lake, Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014, and Texas Express which commenced operations in October 2013.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Total Operating Revenues and Segment Gross Margin — Total operating revenues remained relatively constant in 2014 compared to 2013 as a result of increased throughput on certain of our pipelines; offset by lower customer inventory and related fees at our NGL storage facility.

Operating and Maintenance Expense — Operating and maintenance expense remained relatively constant in 2014 compared to 2013.

Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2014 compared to 2013.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014 and increased volumes at Front Range and Texas Express; partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Black Lake, Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014, and Texas Express which commenced operations in October 2013.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2014 vs 2013		Variance Nine Months 2014 vs. 2013
	2014	2013	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$47	$47	$322	$254	$—	—%	$68	27%
Gains from commodity derivative activity	—	—	—	1	—	—%	(1)	(100)%
Total operating revenues	47	47	322	255	—	—%	67	26%
Purchases of propane	(43)	(43)	(302)	(218)	—	—%	84	39%
Segment gross margin (a)	4	4	20	37	—	—%	(17)	(46)%
Operating and maintenance expense	(3)	(4)	(9)	(11)	(1)	(25)%	(2)	(18)%
Depreciation and amortization expense	(1)	(1)	(2)	(2)	—	—%	—	—%
Other expense	—	—	—	(4)	—	—%	(4)	(100)%
Segment net income attributable to partners	$—	$(1)	$9	$20	$1	(100)%	$(11)	(55)%
Other data:
Non-cash commodity derivative mark-to-market	$—	$(1)	$(1)	$(2)	$1	—%	$1	(50)%
Propane sales volume (Bbls/d)	9,543	10,156	17,971	18,734	(613)	(6)%	(763)	(4)%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Total Operating Revenues — Total operating revenues remained relatively constant in 2014 compared to 2013, primarily as a result of higher propane prices, offset by decreased volumes.
Purchases of Propane — Purchases of propane remained relatively constant in 2014 compared to 2013 primarily as a result of higher propane prices, which impact both sales and purchases, offset by decreased volumes.
Segment Gross Margin — Segment gross margin remained relatively constant in 2014 compared to 2013 primarily as a result of higher propane prices, offset by decreased volumes.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of the expiration of our marine terminal lease in April 2014.
Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2014 compared to 2013.
Propane Sales Volume — Propane sales volumes decreased slightly in 2014 compared to 2013.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Total Operating Revenues — Total operating revenues increased by $67 million in 2014 compared to 2013, primarily as a result of the following:

•	$77 million increase attributable to higher propane prices.

This increase was partially offset by:

•	$9 million decrease attributable to decreased volumes. In 2013, we had an increase in volumes due to the export of propane from our Chesapeake terminal; and

•
$1 million decrease as a result of commodity derivative activity attributable to unrealized commodity derivative losses in 2014 compared to unrealized commodity derivative losses in 2013 for a net increase of $1 million due to movements in forward prices of commodities, and a decrease in realized cash settlement gains in 2014 compared to 2013 of $2 million.

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
Depreciation and Amortization Expense — Depreciation and amortization expense remained relatively constant in 2014 compared to 2013.
Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to a discontinued project.
Propane Sales Volume — Propane sales volumes decreased in 2014 compared to 2013 primarily due to an increase in volumes due to the export of propane from our Chesapeake terminal in 2013.

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
In May 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016. Our Commercial Paper Program serves as an alternative source of funding, and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. As of October 31, 2014, we had no commercial paper or credit facility borrowings outstanding and had approximately $1.25 billion of unused capacity under the Amended and Restated Credit Agreement.
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million, and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.

In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts totaling $10 million, which we used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system.
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units. In September 2014, we entered into an equity distribution agreement, or the 2014 equity distribution agreement, with a group of financial institutions as sales agents. The 2014 equity distribution agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $500 million. During the nine months ended September 30, 2014, we issued 771,105 of our common units pursuant to the 2014 equity distribution agreement and received proceeds of $42 million, net of commissions and accrued offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of September 30, 2014, $458 million remained available for sale pursuant to the 2014 equity distribution agreement.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions.
In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The 2013 equity distribution agreement provided for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the nine months ended September 30, 2014, we issued 3,769,635 common units pursuant to the 2013 equity distribution agreement and received proceeds of $206 million, which is net of commissions and offering costs of $2 million. The proceeds were used to finance growth opportunities and for general partnership purposes. In connection with our entry into the 2014 equity distribution agreement, we terminated the 2013 equity distribution agreement in September 2014.
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
We had working capital of $180 million as of September 30, 2014, compared to a working capital deficit of $220 million as of December 31, 2013. Included in these working capital amounts are net derivative working capital of $82 million and $51 million as of September 30, 2014 and December 31, 2013, respectively. The change in working capital is primarily attributable to the repayment of our commercial paper borrowings, as well as the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of September 30, 2014, we had $97 million in cash and cash equivalents. Of this balance, $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Millions)
Net cash provided by operating activities	$435	$279
Net cash used in investing activities	$(1,116)	$(1,209)
Net cash provided by financing activities	$766	$929
Net Cash Provided by Operating Activities — The net increase of $156 million in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges as presented in the condensed consolidated statements of cash flows, and changes in working capital as discussed above.
We received $30 million for our net hedge cash settlements for the nine months ended September 30, 2014 and received $41 million for our net hedge cash settlements for the nine months ended September 30, 2013, of which less than $1 million was associated with rebalancing our portfolio.
We received cash distributions from unconsolidated affiliates of $85 million and $32 million during the nine months ended September 30, 2014 and 2013, respectively. Distributions exceeded earnings by $37 million for the nine months ended September 30, 2014 as a result of a one-time distribution and non-cash items included in earnings from unconsolidated affiliates.

Net Cash Used in Investing Activities — Net cash used in investing activities during the nine months ended September 30, 2014 was comprised of: (1) the acquisition of unconsolidated affiliates of $674 million related to the contribution of 33.33% interests in each of the Sand Hills and Southern Hills pipelines; (2) capital expenditures of $246 million (our portion of which was $241 million and the noncontrolling interests portion was $5 million) consisting of construction of the Goliad plant, expansion of the O'Connor plant, upgrade of our Chesapeake facility and other projects; (3) investments in unconsolidated affiliates of $116 million consisting of $63 million to Discovery, $38 million to Front Range, $8 million to Sand Hills, $5 million to Texas Express, and $2 million to Southern Hills; and (4) acquisitions of $102 million related to our acquisition of the Lucerne 1 and Lucerne 2 plants; partially offset by proceeds from sales of assets of $22 million.
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

Net Cash Provided by Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2014 was comprised of: (1) proceeds from the issuance of common units, net of offering costs, of $924 million; (2) proceeds from long-term debt of $719 million; and (3) contributions from noncontrolling interests of $3 million; partially offset by (4) net commercial paper activity of $335 million; (5) distributions to our limited partners and general partner of $303 million; (6) purchase of additional interest in a subsidiary of $198 million; (7) excess purchase price over acquired interests of $18 million; (8) distributions to noncontrolling interests of $12 million; (9) payment of deferred financing costs of $8 million; and (10) net change in advances to predecessor from DCP Midstream, LLC of $6 million.
As of September 30, 2014, we had unused capacity under the Amended and Restated Credit Agreement of $1,249 million, all of which was available for general working capital purposes.
Net cash provided by financing activities during the nine months ended September 30, 2013 was comprised of: (1) proceeds from long-term debt of $1,826 million, offset by payments of $1,646 million, for net borrowing of long-term debt of $180 million; (2) proceeds from the issuance of common units net of offering costs of $995 million; (3) contributions from noncontrolling interest of $40 million (4) net change in advances to predecessor from DCP Midstream, LLC of $17 million; and (5) contributions from DCP Midstream, LLC of $1 million; partially offset by (6) distributions to our limited partners and general partner of $195 million; (7) excess purchase price over acquired interests and commodity hedges of $86 million; (8) distributions to noncontrolling interests of $16 million; (9) payments of deferred financing costs of $4 million; and (10) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 12. "Partnership Equity and Distributions" in the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements”
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $35 million, and approved expenditures for expansion capital of between $500 million and $600 million, for the year ending December 31, 2014. Our maintenance capital expenditures have been reduced as a result of efficient use of capital. Expansion capital expenditures include: construction of Discovery’s Keathley Canyon Connector, which is shown as investments in unconsolidated affiliates; construction of the Lucerne 2 plant; upgrade of our Chesapeake facility and the recently completed Marysville NGL storage project, among other projects. The board of directors may, at its discretion, approve additional growth and maintenance capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$25	$216	$241	$16	$228	$244
Noncontrolling interest portion and reimbursable projects (a)	1	4	5	1	32	33
Total	$26	$220	$246	$17	$260	$277

(a)
In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which have commenced within three years from the respective acquisition dates.

In addition, we invested cash in unconsolidated affiliates of $116 million and $150 million, net of returns, during the nine months ended September 30, 2014 and 2013, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $303 million and $195 million during the nine months ended September 30, 2014 and 2013, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Description of the Amended and Restated Credit Agreement — On May 1, 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016.
As of September 30, 2014, there was no outstanding balance on the revolving credit facility under the Amended and Restated Credit Agreement and we had unused revolver capacity of $1,249 million, which is net of letters of credit.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At September 30, 2014 and December 31, 2013, we had $1 million outstanding letters of credit issued under the Amended and Restated Credit Agreement. Amounts undrawn under the revolving credit facility are available to repay amounts borrowed under our Commercial Paper Program, if necessary.

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
Description of Commercial Paper Program – We have a Commercial Paper Program under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program serves as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. Amounts undrawn under our Amended and Restated Credit Agreement are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of September 30, 2014, we had no commercial paper outstanding.
Description of Debt Securities – In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the contribution and acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, unless redeemed prior to maturity.
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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of September 30, 2014, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,402	$90	$415	$967	$1,930
Operating lease obligations (b)	85	16	24	17	28
Purchase obligations (c)	291	287	1	—	3
Other long-term liabilities (d)	32	—	1	—	31
Total	$3,810	$393	$441	$984	$1,992

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $90 million, $165 million, $142 million, and $680 million for less than one year, one to three years, three to five years, and thereafter, respectively.

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

(c)
Our purchase obligations are contractual obligations and include purchase orders for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index, the amount is based on the forward market prices as of September 30, 2014. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $27 million of asset retirement obligations, $4 million of gas purchase liability and $1 million of environmental reserves recognized in the September 30, 2014 condensed consolidated balance sheet. In addition, $13 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our 2013 Form 10-K.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations, as of October 31, 2014:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions	Reference Price	Price Range
October 2014 — December 2014	Natural Gas	(500) MMBtu/d	IFERC Monthly Index Price for Colorado Interstate Gas Pipeline (a)	$5.06/MMBtu
October 2014 — December 2014	Natural Gas	(21,422) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	IFERC Monthly Index Price for Houston Ship Channel (e)	$4.50/MMBtu
October 2014 — December 2014	Natural Gas	(6,766) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(8,677) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	IFERC Monthly Index Price for Henry Hub (f)	$4.50/MMBtu
October 2014 — December 2014	Natural Gas	(2,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.26/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	NYMEX Final Settlement Price (g)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	NYMEX Final Settlement Price (g)	$4.17 - $4.27/MMBtu
October 2014 — December 2014	NGLs	(16,554) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - 2.60/Gal
January 2015 — March 2015	NGLs	(16,893) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - 2.60/Gal
April 2015 — December 2015	NGLs	(15,168) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - 1.89/Gal
January 2016 — March 2016	NGLs	(8,937) Bbls/d	Mt.Belvieu Non-TET (d)	$0.64 - 1.89/Gal
October 2014 — December 2014	Crude Oil	(1,893) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$74.90 - $96.08/Bbl
January 2015 — December 2015	Crude Oil	(2,043) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$87.60 - $100.04/Bbl
January 2016 — March 2016	Crude Oil	(1,642) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15 - $101.30/Bbl
April 2016 — December 2016	Crude Oil	(1,500) Bbls/d	Asian-pricing of NYMEX crude oil futures (c)	$85.15 - $101.30/Bbl
October 2014 — December 2014	Natural Gas	5,000 MMBtu/d	NYMEX Final Settlement Price (g)	$3.93 - $4.02/MMBtu
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	NYMEX Final Settlement Price (g)	$4.15 - $4.22/MMBtu
October 2014 — December 2014	Natural Gas	500 MMBtu/d	Texas Gas Transmission Price (b)	$4.93/MMBtu

(a)	The Inside FERC index price for natural gas delivered into the Colorado Interstate Gas (CIG) pipeline.

(b)	The Inside FERC index price for natural gas delivered into the Texas Gas Transmission pipeline in the North Louisiana area.

(c)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(d)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(e)	The Inside FERC monthly published index price for Houston Ship Channel.

(f)	The inside FERC monthly published index price for Henry Hub.

(g)	NYMEX final settlement price for natural gas futures contracts (NG).
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
We estimate the following non-cash sensitivities for 2014 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$1
NGL prices	$0.01	Gallon	$3
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
Based on historical trends, we generally expect NGL prices to directionally follow changes in crude oil prices over the long-term. However, the pricing relationship between NGLs and crude oil may vary, as we believe crude oil prices will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy, whereas NGL prices are more correlated to supply and U.S. petrochemical demand. However, the level of NGL exports has increased in recent years. We believe that future natural gas prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity of exploration and production companies and the balance of trade between imports and exports of liquid natural gas and NGLs. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall relative to demand levels.
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of September 30, 2014:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

September 30, 2014	Natural Gas	8,702,916 MMBtu	$34	$3.96/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

October 2014-December 2015	Natural Gas	(65,845,000) MMBtu	$2	$3.68 - $4.67/MMBtu
October 2014-December 2015	Natural Gas	55,502,500 MMBtu	$(3)	$3.68 - $4.74/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 30, 2014, we continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 16 in Exhibit 99.3 in our Current Report on Form 8-K filed with the SEC on June 13, 2014 and Note 14 in Item 1 of this Quarterly Report on Form 10-Q.

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
101
Financial statements of DCP Midstream Partners, LP from the Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on November 6, 2014.

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
101
Financial statements of DCP Midstream Partners, LP from the Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

________
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.