Form 10-K
period 2014-12-31
DCP Midstream Partners, LP
filed 2015-02-25
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2014, was approximately $4,878,338,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2014.
As of February 19, 2015, there were outstanding 113,950,115 common units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors” in this Annual Report on Form 10-K, including the following risks and uncertainties:

•
the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in prices through derivative financial instruments, and the potential impact of price and producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

•	the demand for crude oil, residue gas and NGL products;

•
the level and success of drilling and quality of production volumes around our assets and our ability to connect supplies to our gathering and processing systems, as well as our residue gas and NGL infrastructure;

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

•	the creditworthiness of our customers and the counterparties to our transactions;

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

iii

PART I
Item 1. Business
OUR PARTNERSHIP
DCP Midstream Partners, LP (along with its consolidated subsidiaries, “we,” “us,” “our,” or the “partnership”) is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets. Supported by our relationship with DCP Midstream, LLC and its owners, Phillips 66 and Spectra Energy Corp and its affiliates, or Spectra Energy, we are dedicated to executing our growth strategy by constructing and acquiring additional assets.
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

OVERVIEW AND STRATEGIES
Our Business Strategies
Our primary business objectives are to have sustained company profitability, a strong balance sheet and profitable growth thereby increasing our cash distribution per unit over time. We intend to accomplish these objectives by prudently executing the following business strategies:
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
Dropdown: maximize opportunities provided by our partnership with DCP Midstream, LLC. We plan to execute our growth in part through pursuing economically attractive dropdown opportunities from DCP Midstream, LLC. We believe there will continue to be opportunities as DCP Midstream, LLC continues to build its infrastructure. However, we cannot say with any certainty that these opportunities will be made available to us, or that we will choose to pursue any such opportunity.
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
Strategically located assets. Each of our business segments has assets that are strategically located in areas with the potential for increasing each of our business segments’ volume throughput and cash flow generation. Our Natural Gas Services segment has a strategic presence in several active producing areas including Colorado, the Gulf of Mexico, Louisiana, Michigan, Oklahoma, Texas, and Wyoming. These systems provide a variety of services to our customers including gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. Our NGL Logistics segment has strategically located NGL transportation pipelines in Colorado, Kansas, Oklahoma, Louisiana, and Texas which are major NGL producing regions, NGL fractionation facilities in Colorado and the Gulf Coast and an NGL storage facility in Michigan. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to large fractionation facilities, a petrochemical plant, a third party underground NGL storage facility and other markets along the Gulf Coast. Our NGL storage facility in Michigan is strategically adjacent to the Sarnia, Canada refinery and petrochemical corridor. Our Wholesale Propane Logistics Segment has terminals in the mid-Atlantic, northeastern and upper midwestern states that are strategically located to receive and deliver propane to some of the largest demand areas for propane in the United States. The strategic location of our assets, coupled with their geographic diversity and our reputation for running our business reliably and effectively, presents us with continuing opportunities to provide competitive services to our customers and attract new natural gas production.
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
DCP Midstream, LLC has a significant interest in us through its approximately 0.3% general partner interest, 21.2% limited partner interest and its ownership of our incentive distribution rights.

Stable cash flows. Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our commodity hedging program, generate relatively stable cash flows. While certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations through 2015 with fixed price commodity swaps. Additionally, growth in our fee-based earnings will reduce the impact of unhedged margins and allow us to continue to generate relatively stable cash flows.
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
Comprehensive propane logistics systems. We have multiple propane supply sources and terminal locations to transport, store and sell propane and other liquefied petroleum gases. We believe our diversity of supply sources and logistics capabilities along with our storage assets and services allow us to provide our customers with reliable supplies of propane and other liquefied petroleum gases during periods of tight supply. These capabilities also allow us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.
Experienced management team. Our senior management team and board of directors include some of the most senior officers of DCP Midstream, LLC and other energy companies who have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through organic growth, dropdowns and the acquisition, optimization and integration of midstream assets.
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

OUR OPERATING SEGMENTS
Natural Gas Services Segment

General
Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. These assets are positioned in certain areas with active drilling programs and opportunities for organic growth. Our Natural Gas Services segment owns or operates assets in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Eagle Ford system (of which the remaining 20% interest was acquired in March 2014), our East Texas system, our Southeast Texas system, our Michigan system, our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, our 75% operating interest in the Piceance system, our 40% limited liability company interest in the Discovery system located off and onshore in Southern Louisiana and our DJ Basin system, including the Lucerne 1 and Lucerne 2 plants acquired in March 2014. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.

During 2014, the volume throughput on our assets was in excess of 2.5 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2014, the combined NGL production from our processing facilities was in excess of 150,000 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.
Our natural gas systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.
Gathering and Transmission Systems, Plants, Fractionators and Storage Facilities
The following is operating data for our systems:

2014 Operating Data
System	Ownership Interest	Plants	Approximate Gas Gathering and Transmission Systems (Miles)	Fractionators	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf) (a)	Natural Gas Throughput (MMcf/d) (a)	NGL Production (Bbls/d) (a)
Eagle Ford	100%	7(d)	6,105	3	1,160(d)	—	960	79,855
Southeast Texas	100%	3(d)	675	—	400(d)	14	138	8,540
East Texas (b)	100%	3(d)	900	1	860(d)	—	666	33,811
Michigan	100%	3(e)	440	—	420(e)	—	283	—
DJ Basin	100%	2(d)	0	—	195(d)	—	174	20,747
N. Louisiana	100%	2(d)	1,455	—	160(d)	1(f)	163	3,873
Piceance	75%	1(e)	40	—	68(e)	—	54	1,321
Discovery (c)	40%	1(d)	510	1	240(d)	—	109	5,917
Southern Oklahoma	100%	—	225	—	—	—	17	—
Wyoming	100%	—	1,400	—	—	—	40	3,658
Total		22	11,750	5	3,503	15	2,604	157,722

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share for 2014 divided by 365 days.

(b)	Our East Texas system is comprised of one gas processing complex containing four plants, as well as the Crossroads and George Gray processing plants.

(c)	Represents an asset operated by a third party.

(d)	Represents NGL extraction plants and the associated processing capacity.

(e)	Represents treating plants and the associated treating capacity.

(f)	Represents an asset owned and operated by a third party.
Our Eagle Ford system is a fully integrated midstream business in Fayette, Goliad, Jackson, Jim Wells, Lavaca, Live Oak and Nueces counties in Texas which includes gathering systems, production from 900,000 acres supported by acreage dedications or throughput commitments under long-term predominantly percent-of-proceeds agreements, cryogenic natural gas processing plants and fractionation facilities.
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

Our Michigan system consists of three natural gas treating plants, a gas gathering system and various residue pipeline interests primarily located in northern Michigan.
Our DJ Basin system consists of three gas processing plants in the Denver-Julesburg Basin, or DJ Basin, in Weld County, Colorado. The O'Connor plant commenced operations in the fourth quarter of 2013 and its expansion to 160 MMcf/d was placed into service in March 2014. The 35 MMcf/d Lucerne 1 plant, as well as construction for the 200 MMcf/d Lucerne 2 plant were acquired in March 2014. The Lucerne 2 plant is expected to be complete in the second quarter of 2015. Our DJ Basin system delivers NGLs to the Wattenberg, Front Range and Texas Express pipelines in our NGL Logistics segment.
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
We have a 40% interest in Discovery Producer Services LLC, or Discovery, with the remaining 60% owned by Williams Partners L.P. The Discovery system is operated by Williams Partners L.P. and offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. We, along with Williams Partners L.P., expanded the Discovery natural gas gathering pipeline system in the deepwater Gulf of Mexico with the Keathley Canyon Connector, a 209-mile subsea natural gas gathering pipeline for production from the Keathley Canyon, Walker Ridge and Green Canyon areas in the central deepwater Gulf of Mexico. The Keathley Canyon Connector was placed into service in the first quarter of 2015. The Keathley Canyon Connector extension is supported by long-term fee-based agreements with the Lucius and Hadrian South owners, as well as the Heidelberg and Hadrian North owners, for natural gas gathering, transportation and processing services for production from those fields. In addition, the new pipeline system is in proximity to other high-potential deepwater Gulf of Mexico discoveries and prospects.
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
Natural Gas and NGL Markets
The Eagle Ford system has natural gas residue outlets including interstate and intrastate pipelines. The system delivers NGLs to the Gulf Coast petrochemical markets and to Mont Belvieu through our Sand Hills pipeline, owned approximately one-third each by us, Phillips 66 and Spectra Energy Partners, LP, and other third party NGL pipelines. Our Eagle plant has delivery options into the Trunkline and Transco gas pipeline systems.
The Southeast Texas system has numerous local natural gas market outlets and delivers residue gas into various interstate and intrastate pipelines. The Southeast Texas system also makes NGL market deliveries directly to Exxon Mobil.
The East Texas system delivers gas primarily through its Carthage Hub which delivers residue gas to multiple interstate and intrastate pipelines. Certain of the lighter NGLs, consisting of ethane and propane, are fractionated at the East Texas facility and sold to regional petrochemical purchasers. The remaining NGLs, including butanes and natural gasoline, are purchased by DCP Midstream, LLC and transported to Mont Belvieu for fractionation and sale.
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
The DJ Basin system delivers to the Conway hub in Bushton, Kansas via our Wattenberg pipeline and to the Mont Belvieu hub in Mont Belvieu, Texas via the Front Range and Texas Express pipelines in our NGL Logistics segment.
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
Our contracts with our producing customers in our Natural Gas Services segment are a mix of commodity sensitive percent-of-proceeds and percent-of-liquids contracts and non-commodity sensitive fee-based contracts. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate and our gross margin generated from percent-of-liquids contracts is directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. The largest percentage of volume at our Southern Oklahoma and Eagle Ford systems are processed under percent-of-proceeds contracts. The producer contracts at our East Texas and Southeast Texas systems are primarily percent-of-liquids. The majority of the contracts for our Piceance, DJ Basin and Michigan systems are fee-based. The DJ Basin system has in place long-term fee-based processing agreement with DCP Midstream, LLC which provides us with a fixed demand charge on a portion of the plants' capacities and a throughput fee on all volumes processed. Our Wyoming system has a combination of percent-of-proceeds and fee-based contracts. Discovery has percent-of-liquids, fee-based and keep-whole contracts. Our Northern Louisiana system has a combination of percent-of-proceeds, keep-whole and fee-based contracts.
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

NGL Logistics Segment
General
We own and operate assets for our NGL Logistics business in the states of Colorado, Kansas, Louisiana, Michigan, Oklahoma and Texas.
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
Our NGL fractionation facilities in the DJ Basin, in Colorado, and our partially owned facilities in Mont Belvieu, Texas, separate NGLs received from processing plants into their individual components. The fractionation facilities provide services on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of NGLs fractionated and the level of fees charged to customers.
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
The following is operating data for our NGL Logistics segment:

2014 Operating Data
System	Ownership Interest	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate NGL Storage Capacity (MMBbls) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	33.33%	1,025	—	67	—	37	—
Southern Hills pipeline	33.33%	940	—	58	—	19	—
Texas Express pipeline (b)	10%	583	—	28	—	10	—
Wattenberg pipeline	100%	500	—	22	—	19	—
Front Range pipeline (b)	33.33%	450	—	50	—	14	—
Black Lake pipeline	100%	317	—	40	—	34	—
Panola pipeline (b)	15%	180	—	8	—	(c)	—
Seabreeze pipeline	100%	56	—	41	—	24	—
Wilbreeze pipeline	100%	39	—	11	—	26	—
Other pipeline	100%	25	—	10	—	2	—
Mont Belvieu Enterprise fractionator (b)	12.5%	—	1	28	—	—	28
Mont Belvieu 1 fractionator (b)	20%	—	1	32	—	—	21
DJ Basin fractionators	100%	—	2	15	—	—	12
Marysville storage facility	100%	—	—	—	8	—	—
Total		4,115	4	410	8	185	61

(a)	Represents total capacity or throughput allocated to our proportionate ownership share for 2014 divided by 365 days.

(b)	Represents an asset operated by a third party.

(c)	We acquired our interest in the Panola pipeline in January 2015.
NGL Pipelines
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an intrastate NGL pipeline in which we own a 33.33% interest, provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. DCP Midstream, LLC is the operator of the pipeline.
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline in which we own a 33.33% interest, is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. DCP Midstream, LLC is the operator of the pipeline.

Texas Express Pipeline LLC, or the Texas Express pipeline, an intrastate NGL pipeline in which we own a 10% interest, originates near Skellytown in Carson County, Texas, and extends to Enterprise Products Partners L.P.'s, or Enterprise, natural gas liquids fractionation and storage complex at Mont Belvieu, Texas. The pipeline also provides access to other third party facilities in the area. Enterprise is the operator of the pipeline.
The Wattenberg interstate NGL pipeline originates in the DJ Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is currently connected to DCP Midstream, LLC plants and our O'Connor plant in the DJ Basin.
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, is a raw NGL mix pipeline that originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to the O'Connor plant as well as third party and DCP Midstream, LLC plants in the DJ Basin. Enterprise is the operator of the pipeline, which was placed into service in February 2014.
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
Panola Pipeline Company, LLC, or the Panola pipeline, an intrastate NGL pipeline in which we own a 15% interest, is an approximately 180-mile NGL pipeline system extending from points near Carthage, Texas to Mont Belvieu, Texas. We acquired our interest in the pipeline in January 2015. The pipeline supports the Haynesville and Cotton Valley oil and gas production areas. The pipeline is currently undergoing a 60-mile expansion to Lukin, Texas, as well as construction of two additional pump stations, which are expected to be completed in the first quarter of 2016. Enterprise is the operator of the pipeline.
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
NGL Fractionation Facilities
We hold a 12.5% interest in the Enterprise fractionator operated by Enterprise and a 20% interest in the Mont Belvieu 1 fractionator operated by ONEOK Partners, both located in Mont Belvieu, Texas.
Our DJ Basin NGL fractionators in Colorado are located on DCP Midstream, LLC’s processing plant sites and are operated by DCP Midstream, LLC, which delivers NGLs to the fractionators under a long-term fractionation agreement.
NGL Storage Facility
Our NGL storage facility is located in Marysville, Michigan and includes 10 underground salt caverns with approximately 8 MMBbls of storage capacity and rail, truck and pipeline connections providing an important supply point for refiners, petrochemical plants and wholesale propane distributors in the Sarnia, midwestern and northeastern markets.
Customers and Contracts
Our contracts with our customers in our NGL Logistics segment are primarily non-commodity sensitive fee-based contracts.
The Southern Hills, Sand Hills, Texas Express, and Front Range pipelines have long-term, fee-based, ship-or-pay transportation agreements in place with affiliates of DCP Midstream, LLC as well as third party shippers.
The Wattenberg pipeline is an open access pipeline with access to numerous gas processing facilities in the DJ Basin. The Wattenberg pipeline is supported by a long-term dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities are dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenue under our tariff.
DCP Midstream, LLC has historically been the largest active shipper on the Black Lake pipeline, accounting for approximately 52% of total throughput in 2014. The Black Lake pipeline generates revenue primarily through a FERC-regulated tariff.

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
Wholesale Propane Logistics Segment

N
W
E
S
VERMONT
MAINE
Berlin
Bangor
Auburn
Albany
NEW YORK
MASS.
Westfield
Midland
OHIO
PENNSYLVANIA
Providence
York
Chesapeake
VIRGINA
MAP KEY
Asset Types
Wholesale Propane Terminal

General
We own or operate assets for our wholesale propane logistics business in the states of Maine, Massachusetts, New York, Pennsylvania, Rhode Island, Vermont and Virginia. Our operations serve the large propane and other liquefied petroleum gas markets in the northeastern, mid-Atlantic, and upper midwestern states.

Due to our multiple propane supply sources, annual and long-term propane supply purchase arrangements, storage capabilities, and multiple terminal locations for wholesale propane delivery, we are generally able to provide our propane distribution customers with reliable, low cost deliveries and greater volumes of propane during periods of tight supply such as the winter months. We may also provide storage services to our customers for propane and other liquefied petroleum gases. We believe these factors generally result in our maintaining favorable relationships with our customers and allowing us to remain a supplier to many of the large distributors in the northeastern and mid-Atlantic United States. As a result, we serve as the baseload provider of propane supply to many of our propane distribution customers.
Pipeline deliveries to the northeastern and mid-Atlantic markets in the winter season are generally at capacity and competing pipeline-dependent terminals can have supply constraints or outages during peak market conditions. Our system of terminals has excess capacity, which provides us with opportunities to increase our volumes with minimal additional cost.
Our Terminals
Our operations include one owned and one leased propane marine terminal, one owned propane pipeline terminal and six owned propane rail terminals, with a combined capacity of approximately 975 MBbls, and access to several open access pipeline terminals. Our owned marine terminal also has storage capabilities for other liquefied petroleum gases. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. The lease agreement for our leased marine terminal expires in March 2015. Each of our rail terminals consist of two to three propane tanks that provide additional capacity for storage, and two high volume racks for loading propane into trucks. Each truck can be fully loaded within 15 minutes, providing for an aggregate truck-loading capacity of approximately 400 trucks per day. Each facility also has the ability to unload multiple railcars simultaneously. We have numerous railcar leases that allow us to increase our storage and throughput capacity as propane demand increases.
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
Customers and Contracts
We typically sell propane to propane distributors under annual sales agreements, negotiated each spring, that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a propane distributor desires to purchase propane from us on a fixed price basis, we may enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by purchasing and storing propane, by entering into physical purchase agreements or by entering into offsetting financial derivative instruments, with DCP Midstream, LLC or third parties, that generally match the quantities of propane subject to these fixed price sales agreements. Our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. We provide storage services for other liquefied petroleum gases on a fee basis under a multi-year agreement. Historically, the majority of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.
We had two third-party customers in our Wholesale Propane segment that accounted for greater than 10% of our segment revenues for the year ended December 31, 2014.

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
We currently estimate we will incur between $4 million and $6 million between 2015 and 2019 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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

In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management and EPA Risk Management Program regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The OSHA regulations apply to any process which involves a chemical at or above specified thresholds, or any process which involves flammable liquid or gas, pressurized tanks, caverns and wells in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks below their normal boiling point without the benefit of chilling or refrigeration are exempt from these standards. The EPA regulations have similar applicability thresholds. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to worker health and safety.
Propane Regulation
National Fire Protection Association Codes No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which we operate. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, we are subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the DOT. The transportation of propane by rail is regulated by the Federal Railroad Administration. We conduct ongoing training programs to help ensure that our operations are in compliance with applicable regulations. We maintain various permits that are necessary to operate our facilities, some of which may be material to our propane operations. We believe that the procedures currently in effect at all of our facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.
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
The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing affiliates of certain pipeline companies engaged in interstate commerce. In response to this issue, Congress, in the Energy Policy Act of 2005, or EPACT 2005, and FERC have implemented requirements to ensure that energy prices are not impacted by the exercise of market power or manipulative conduct. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. In addition, EPACT 2005 gave FERC increased penalty authority for these violations. FERC may now issue civil penalties of up to $1 million per day per violation, and possible criminal penalties of up to $1 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC adopted the Market Manipulation Rules and the Market Behavior Rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. In the past two years, FERC has relied on its EPACT 2005 enforcement authority in issuing a number of natural gas enforcement actions giving rise to the imposition of aggregate penalties of approximately $1 million and aggregate disgorgements of approximately $10 million. In addition, during 2014, FERC commenced a natural gas enforcement action against a third party involving a proposed penalty of $28 million and disgorgements of $800,000, which is pending litigation and resolution at FERC. These orders reflect FERC’s view that it has broad latitude in determining whether specific behavior violates the rules. Given FERC’s broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC will investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.
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
Interstate NGL Pipeline Regulation
The Sand Hills, Southern Hills, Black Lake, Wattenberg and Front Range pipelines are interstate NGL pipelines subject to FERC regulation. FERC regulates interstate NGL pipelines under its Oil Pipeline Regulations, the Interstate Commerce Act of 1887, as amended, or ICA, and the Elkins Act of 1903, as amended. FERC requires that interstate NGL pipelines file tariffs containing all the rates, charges and other terms for services performed. The ICA requires that tariffs apply to the interstate movement of NGLs, as is the case with the Sand Hills, Southern Hills, Black Lake, Wattenberg and Front Range pipelines. Pursuant to the ICA, rates can be challenged at FERC either by protest when they are initially filed or increased or by complaint at any time they remain on file with FERC.

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
Environmental Matters
General
Our operation of pipelines, plants and other facilities for gathering, compressing, treating, processing, transporting, fractionating, storing or selling natural gas, NGLs and other products is subject to stringent and complex federal, state and local laws and regulations governing the emission or discharge of materials into the environment or otherwise relating to the protection of the environment.
As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of permits to conduct regulated activities and imposing obligations in those permits that reduce or limit impacts to the environment;

•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining or affecting future operations. Certain environmental statutes impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, or in some cases hydrocarbons, have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or possibly personal injury allegedly caused by the release of substances or other waste products into the environment.

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
Impact of Climate Change and Air Quality Standards
A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs, and depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) that we process. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. According to the EPA, this final action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. These requirements for stationary sources took effect on January 2, 2011; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a federal air permit based solely on emissions of greenhouse gases. Large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. The EPA has also published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In December 2014, the EPA proposed to amend and expand greenhouse gas reporting requirements to all segments of the oil and gas sector, with a final regulation expected to be effective by January 2016. In January 2015, the EPA announced that it would issue proposed new source performance standards for methane (a greenhouse gas) from new and modified oil and gas sector sources and finalize those standards in 2016. The EPA also indicated that it would issue Control Technology Guidelines for emissions of volatile organic compounds from oil and gas sector sources to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in November 2014, proposed to reduce the ambient ozone standard from 75 parts per billion to between 65 and 70 parts per billion under the Clean Air Act by October 2015. The permitting, regulatory compliance and reporting programs taken as a whole increase the costs and complexity of operating oil and gas operations in compliance with these legal requirements, with resulting potential to adversely affect our cost of doing business, demand for the oil and gas we transport and may require us to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14) that currently encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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
We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws or state laws that address hydrocarbon releases. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.
Water
The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as "SPCC plans," in connection with on-site storage of threshold quantities of oil. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. The EPA has promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.
The Oil Pollution Act of 1990, or OPA, addresses prevention, containment and cleanup, and liability associated with oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.
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
Employees
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is 100% owned by DCP Midstream, LLC. As of December 31, 2014, the General Partner or its affiliates employed 4 people directly and 649 people who provided direct support for our operations through DCP Midstream, LLC. Our executive management personnel are employees of DCP Midstream, LLC. In 2015, our chief executive officer and group vice president and chief financial officer are expected to devote approximately 40% of their time to our matters. Other executive management, including William S. Waldheim, our President, is expected to devote substantially all of his time to our matters, and Michael S. Richards, our Vice President,

General Counsel and Secretary, is expected to devote approximately 75% of his time to our matters. See additional discussion in Item 10. "Directors, Executive Officers and Corporate Governance".
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

Risks Related to Our Business

Our cash flow is affected by natural gas, NGL and condensate prices.

Our business is affected by the level of natural gas, NGL and condensate prices. NGL and condensate prices generally fluctuate on a basis that relates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been volatile, and we expect this volatility to continue. Prices of both commodities have seen recent significant declines.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices have recently declined substantially and experienced significant volatility during the latter part of 2014, as illustrated by the following table:

	Year Ended December 31, 2014		Average For The Month Ended December 31, 2014
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$6.15	$2.89	$3.51
NGLs ($/Gallon)	$1.27	$0.45	$0.51
Crude Oil ($/Bbl)	$107.26	$53.27	$59.29

Crude oil prices have declined further in 2015 and natural gas liquids prices have softened in relation to crude prices. Natural gas and natural gas liquids prices are currently below levels seen in recent years due to increased supplies and higher inventory levels. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed decreases in drilling activity with lower commodity prices.

Furthermore, a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. During periods of natural gas price decline and/or if the price of NGLs and crude oil continues to decline, the level of drilling activity could decrease. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for crude oil and natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines resulting from reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

Market conditions, including commodity prices, may impact our earnings and cash flows.

The markets and prices for natural gas, NGLs, condensate and crude oil depend upon factors beyond our control and may not always have a close relationship. These factors include supply of and demand for these commodities, which fluctuate with changes in domestic and export markets and economic conditions and other factors, including:

•	the level of domestic and offshore production;

•	the availability of natural gas, NGLs and crude oil and the demand in the U.S. and globally for these commodities;

•	a general downturn in economic conditions;

•
the impact of weather, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations;

•	actions taken by foreign oil and gas producing nations;

•	the availability of local, intrastate and interstate transportation systems and condensate and NGL export facilities;

•	the availability and marketing of competitive fuels; and

•	the extent of governmental regulation and taxation.

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

We are exposed to risks associated with fluctuations in commodity prices. The extent of our commodity price risk is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual natural gas, NGL and condensate prices that we realize in our operations. To mitigate a portion of our cash flow exposure to fluctuations in the price of natural gas and NGLs, we have entered into derivative financial instruments relating to the future price of natural gas and NGLs, as well as crude oil. If the price relationship between NGLs and crude oil declines, our commodity price risk will increase. Furthermore, we have entered into derivative transactions related to only a portion of the volume of our expected natural gas supply and production of NGLs and condensate from our processing plants; as a result, we will continue to have direct commodity price risk to the open portion. Our actual future production may be significantly higher or lower than we estimate at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimate, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, reducing our liquidity.

We record all of our derivative financial instruments at fair value on our balance sheets primarily using information readily observable within the marketplace. In situations where market observable information is not available, we may use a variety of data points that are market observable, or in certain instances, develop our own expectation of fair value. We will continue to use market observable information as the basis for our fair value calculations; however, there is no assurance that such information will continue to be available in the future. In such instances, we may be required to exercise a higher level of judgment in developing our own expectation of fair value, which may be significantly different from the historical fair values, and may increase the volatility of our earnings.

We will continue to evaluate whether to enter into any new derivative arrangements, but there can be no assurance that we will enter into any new derivative arrangement or that our future derivative arrangements will be on terms similar to our existing derivative arrangements. We have entered into fixed price derivative instruments primarily with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty. A sustained decline or continued weakness in commodity prices, further lowering of DCP Midstream, LLC's or our credit ratings, could lessen our ability to enter into new derivative arrangements under acceptable terms, thereby impacting the ability to execute our long-term hedging strategy. Additionally, although we enter into derivative instruments to mitigate a portion of our commodity price and interest rate risk, we also forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor.

The third party counterparties to our derivative instruments may require us to post collateral in the event that our potential payment exposure exceeds a predetermined collateral threshold. Depending on the movement in commodity prices, the amount of collateral posted may increase, reducing our liquidity.

Our hedging activities may not be as effective as we intend and may actually increase the volatility of our earnings and cash flows. In addition, even though our management monitors our hedging activities, these activities can result in material losses. Such losses could occur under various circumstances, including if a counterparty does not or is unable to perform its obligations under the applicable derivative arrangement, the derivative arrangement is imperfect or ineffective, or our risk management policies and procedures are not properly followed or do not work as planned.

We could incur losses due to impairment in the carrying value of our goodwill or long-lived assets.

We periodically evaluate goodwill and long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. To perform the impairment assessment for goodwill, we primarily use a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. We had one natural gas supplier representing 10% or more of our total natural gas supply during the year ended December 31, 2014. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third- party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of supplies of natural gas and NGLs.

Our gathering and transportation pipeline systems are connected to or dependent on the level of production from natural gas and crude wells, from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The primary factors affecting our ability to obtain new supplies of natural gas and NGLs, and to attract new customers to our assets include the level of successful drilling activity near these assets, the demand for natural gas, crude oil and NGLs, producers’ desire and ability to obtain necessary permits in an efficient manner, natural gas field characteristics and production performance, surface access and infrastructure issues, and our ability to compete for volumes from successful new wells. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

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

Our ability to manage and grow our business effectively could be adversely affected if we or DCP Midstream, LLC fail to attract and retain key management personnel and skilled employees.

We rely on our and DCP Midstream, LLC's executive management team to manage our day-to-day affairs and establish and execute our strategic business and operational plans. This executive management team has significant experience in the midstream energy industry. The loss of any of our or DCP Midstream, LLC's executives or failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. In addition, our operations require engineers, operational and field technicians and other highly skilled employees. Competition for experienced executives and skilled employees is intense and increases when the demand from other energy companies for such personnel is high. Our ability to execute on our business strategy and to grow or continue our level of service to our current customers may be impaired and our business may be adversely impacted if we or DCP Midstream, LLC are unable to attract, train and retain such personnel, which may have an adverse effect on our results of operations and ability to make cash distributions.

A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

     The recent lowering of our credit rating below investment grade level will increase our cost of borrowing under our Amended and Restated Credit Agreement and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. As a result of this ratings action, we no longer have access to the Commercial Paper Program. Our available liquidity under the Commercial Paper Program will be replaced with borrowings under our Amended and Restated Credit Agreement. Additionally, as a result of this ratings action, interest rates and fees under our Amended and Restated Credit Agreement have increased. In addition, our ability to access capital markets could be limited by the recent downgrade or further downgrade of our credit or the credit rating of our general partner, DCP Midstream, LLC.

Rating agencies recently announced downgrades in the credit ratings of DCP Midstream, LLC’s outstanding indebtedness. According to these rating agencies, the downgrades were taken in reflection of the significant deterioration in NGL prices, and our and DCP Midstream, LLC’s exposure to those prices, given that DCP Midstream, LLC is the counterparty to a significant portion of our derivative instruments.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold our securities, although such credit ratings may affect the market value of our debt instruments. Ratings are subject to revision or withdrawal at any time by the ratings agencies.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

We continue to have the ability to incur additional debt, subject to limitations within our Amended and Restated Credit Agreement. Our level of debt could have important consequences to us, including the following:

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

Our ability to obtain new debt funding or service our existing debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. In addition, our ability to service debt under our Amended and Restated Credit Agreement will depend on market interest rates. If our operating results are not sufficient to service our current or future indebtedness, we may take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

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

Our 3.25% Senior Notes due 2015, 2.50% Senior Notes due 2017, 2.70% Senior Notes due 2019, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, and 5.60% Senior Notes due 2044, or our notes, are senior unsecured obligations of our indirect 100% owned subsidiary, DCP Operating, and rank equally in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2014, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indenture governing the notes from incurring indebtedness in the future.

In addition, because our notes and our guarantees of our notes are unsecured, holders of any secured indebtedness of us would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of our notes. Currently, we do not have any secured indebtedness. Although the indenture governing our notes places some limitations on our ability to create liens securing debt, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If we incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on our notes. Consequently, any such secured indebtedness would effectively be senior to our notes and our guarantee of our notes, to the extent of the value of the collateral securing the secured indebtedness. In that event, our noteholders may not be able to recover all the principal or interest due under our notes.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

As of December 31, 2014, our consolidated indebtedness was $2,325 million, which excludes $14 million in unamortized discount. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

Debt service obligations and restrictive covenants in our Amended and Restated Credit Agreement, and the indenture and commercial paper dealer agreements governing our notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs as well as our ability to make cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

We hedge a portion of our commodity risk and our interest rate risk. In its rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, the Commodities Futures Trading Commission, or CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. The CFTC filed a notice of appeal with respect to this ruling but on October 29, 2013, voted to voluntarily dismiss the appeal. On November 5, 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC has extended the comment period for these new rules multiple times, with the most recent extension that ended on January 22, 2015. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the rules adopted by the CFTC, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, and as a result, we do not expect our hedging activity to be subject to mandatory clearing. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

Future disruptions in the global credit markets may make equity and debt markets less accessible and capital markets more costly, create a shortage in the availability of credit and lead to credit market volatility, which could disrupt our financing plans and limit our ability to grow.

From time to time, public equity markets experience significant declines, and global credit markets experience a shortage in overall liquidity and a resulting disruption in the availability of credit. Future disruptions in the global financial marketplace, including the bankruptcy or restructuring of financial institutions, could make equity and debt markets inaccessible, and adversely affect the availability of credit already arranged and the availability and cost of credit in the future. We have availability under our Amended and Restated Credit Agreement to borrow additional capital, but our ability to borrow under that facility could be impaired if one or more of our lenders fails to honor its contractual obligation to lend to us.

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

The capital markets may experience volatility, which may lead to financial uncertainty. Our access to funds under the Amended and Restated Credit Agreement is dependent on the ability of the lenders that are party to the Amended and Restated Credit Agreement to meet their funding obligations. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity. If lenders under the Amended and Restated Credit Agreement were to fail to fund their share of the Amended and Restated Credit Agreement, our available borrowings could be further reduced. In addition, our borrowing capacity may be further limited by the Amended and Restated Credit Agreement’s financial covenant requirements.

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

We currently estimate that we will incur between $4 million and $6 million between 2015 and 2019 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

We currently transport NGLs produced at our processing plants on our owned and third party NGL pipelines. Accordingly, in the event that an owned or third party NGL pipeline becomes inoperable due to any necessary repairs resulting from integrity testing programs or for any other reason for any significant period of time, we would need to transport NGLs by other means. There can be no assurance that we will be able to enter into alternative transportation arrangements under comparable terms.

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

State and local legislative and regulatory initiatives relating to oil and gas operations could adversely affect our third-party customers’ production and, therefore, adversely impact our midstream operations.

Certain states in which we operate have adopted, and other states are considering adopting, measures that could impose new or more stringent requirements on oil and gas exploration and production activities. For example, in exchange for the withdrawal of several initiatives relating to statewide and local government curtailment of oil and gas operations proposed for inclusion on the Colorado state ballot in November 2014, the governor of Colorado created the Task Force on State and Local Regulation of Oil and Gas Operations to make recommendations regarding the responsible development of Colorado’s oil and gas resources. It is possible that, as a result of the Task Force’s recommendations, the Colorado state legislature could enact new legislation or Colorado state agencies could enact new regulations relating to oil and gas operations, including measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and gas operations.

In the event state or local restrictions or prohibitions are adopted in our areas of operations, such as in the Wattenberg field, our customers may incur significant compliance costs or may experience delays or curtailment in the pursuit of their exploration, development, or production activities, and possibly be limited or precluded in the drilling of certain wells altogether. Any adverse impact on our customers’ activities would have a corresponding negative impact on our throughput volumes. In addition, while conflicts associated with upstream development activities are the primary focus of the Task Force deliberations and the broader policy debate in Colorado generally, certain proposals may, if adopted, directly impact our ability to competitively locate, construct, maintain, and operate our own assets. Accordingly, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

We may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (2) the federal RCRA and comparable state laws that impose requirements for the management, storage and disposal of hazardous and solid waste from our facilities; (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; and (4) the Clean Water Act and the Oil Pollution Act, and comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to Waters of the United States. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas, NGLs and other petroleum products, air emissions related to our operations, and historical industry operations and waste management and disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, governmental claims for natural resource damages, or fines or penalties for related violations of environmental laws, permits or regulations. In addition, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance or from indemnification from DCP Midstream, LLC.

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

In addition, the rates, terms and conditions of some of the transportation services we provide on our Cipco pipeline system, EasTrans Pipeline system, and Pelico pipeline system are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Cipco and Pelico systems are currently charging rates for their Section 311 transportation services that were deemed fair and equitable under a rate settlement approved by FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Black Lake, Wattenberg, and Front Range pipelines are interstate transporters of NGLs and are subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

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

In April 2010, a deepwater exploration well located in the Gulf of Mexico, owned and operated by companies unrelated to us, sustained a blowout and subsequent explosion leading to the leaking of hydrocarbons. In response to this event, certain federal agencies and governmental officials ordered additional inspections of deepwater operations in the Gulf of Mexico. On May 28, 2010, a six-month federal moratorium was implemented on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling moratorium. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath has led to additional governmental regulation of the offshore exploration and production industry and delays in the issuance of drilling permits, which may result in volume impacts, cost increases or delays in our offshore natural gas gathering activities, which could materially impact Discovery’s operations, including Keathley Canyon, and our business, financial condition and results of operations.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules further establish new requirements for detection and repair of leaks exceeding 500 parts per million in concentration at natural gas processing plants. In January 2013, the EPA stated that it intends to reconsider portions of the rule. On September 23, 2013, the EPA issued limited revisions to the rule regarding standards for storage tanks subject to the NSPS and on December 19, 2014, revised definitions related to the stages of well completion and amended storage tank requirements. The EPA has stated that it continues to review other issues raised in Petitions for Reconsideration; the rule is also the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in January 2015, the EPA announced its intention to expand existing NSPS regulations for new or modified sources of VOCs and methane emissions, and institute Control Technology Guidelines for VOC emissions reductions related to ozone, as part of the EPA’s strategy to reduce methane and ozone-forming VOC emissions from the oil and gas sector. These regulations and guidelines are intended to be instituted by the EPA over the course of 2015 to 2019. Relatedly, in November 2014, the EPA proposed to revise and lower the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to between 65 and 70 parts per billion, which is likely to result in more, and expanded, ozone non-attainment areas, which in turn will require states to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas sector. These regulations could require modifications to the operations of our natural gas exploration and production customers as well as our operations including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation related to greenhouse gas emissions, including compelling reductions of such emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally. Some of these proposals may include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the US House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, the President announced a climate action plan that targets methane emissions from the oil and gas sector as part of a comprehensive interagency methane reduction strategy, and in January 2015, the EPA announced that it would issue proposed new source performance standards for methane (a greenhouse gas) from new and modified oil and gas sector sources in 2015 and finalize those standards in 2016. The EPA also indicated that it would issue Control Technology Guidelines for emissions of VOCs from oil and gas sector sources in nonattainment areas, with an expected co-benefit of reduced methane emissions, and in November 2014, proposed to reduce the ambient ozone standard from 75 parts per billion to between 65 and 70 parts per billion under the Clean Air Act by October 2015. The EPA in 2011 issued permitting rules for sources of greenhouse gases; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. Large sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. Further, the

EPA also has issued rules requiring reporting of greenhouse gas, on an annual basis, for certain onshore natural gas and oil production facilities and in December 2014, proposed to amend and expand greenhouse gas reporting requirements to all segments of the oil and gas sector, with a final regulation expected to be effective by January 2016. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers' natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the U.S. EPA under the Safe Drinking Water Act, or SDWA, fracturing is excluded from regulation unless the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. The EPA is also considering various regulatory programs directed at hydraulic fracturing. For example, the EPA may propose regulations in 2015 under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production. The EPA is also intending to expand existing Clean Air Act new source performance standards for new and modified air emissions sources, and institute Control Technology Guidelines for existing sources in ozone non-attainment areas, to reduce emissions of methane or VOCs from oil and gas sources, including drilling and production processes. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the U.S. EPA is currently studying the potential adverse impact that each stage of hydraulic fracturing may have on the environment. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely.
In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production. On May 11, 2012, the federal Bureau of Land Management, or BLM, announced draft rules that, if adopted, would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands; a revised rule was released for public comment on May 25, 2013, and is under review by the Office of Management and Budget. The adoption and implementation of rules relating to hydraulic fracturing could result in increased expenditures for our natural gas exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

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

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

•	complete construction projects and consummate accretive acquisitions or joint ventures;

•	identify businesses engaged in managing, operating or owning pipelines, processing and storage assets or other midstream assets for acquisitions, joint ventures and construction projects;

•	participate in dropdown opportunities with DCP Midstream, LLC;

•	appropriately identify liabilities associated with acquired businesses or assets;

•	integrate acquired or constructed businesses or assets successfully with our existing operations and into our operating and financial systems and controls;

•	hire, train and retain qualified personnel to manage and operate our growing business; and

•	obtain required financing for our existing and new operations at reasonable rates.

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

Furthermore, we have recently grown through a number of organic projects, dropdowns and acquisitions. If we fail to properly integrate these assets successfully with our existing operations, if the future performance of these assets does not meet our expectations, if we did not properly value the assets, or we did not identify significant liabilities associated with acquired assets, the anticipated benefits from these transactions may not be fully realized.

Dropdowns and acquisitions may not be beneficial to us.
Dropdowns and acquisitions involve numerous risks, including:

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

Most of our propane purchases are made under supply contracts that are annual or multi-year agreements and provide various index-based pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, one of which is an affiliated entity, represented approximately 80% of our propane supplied during the year ended December 31, 2014. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals, our ability to satisfy customer demand, our revenue and results of operations would be adversely affected.

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

Our assets and operations can be affected by weather, weather-related conditions and other natural phenomena.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, level of production of, and demand for natural gas, condensate, NGLs and propane;

•	the success of our commodity and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;

•
the volume and quality of natural gas we gather, compress, treat, process, transport and sell, and the volume of NGLs we process, transport, sell and store, and the volume of propane we transport, sell and store;

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

We have partial ownership interests in certain joint venture legal entities, including Southern Hills, Sand Hills, Discovery, the Mont Belvieu fractionators, Texas Express, CrossPoint, Front Range and Panola which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

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

Upon contract lease renewal, we may be subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. Certain of our leases contain renewal provisions that allow for our continued use and access of the subject land and, although we review and renew our leases as a routine business matter, there may be instances where we may not be able to renew our contract leases on commercially reasonable terms or may have to commence eminent domain proceedings to establish our right to continue to use the land. We obtain the rights to construct and operate our pipelines, surface sites and rail terminals on land owned by third parties and governmental agencies for a specific period of time.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, terrorist attacks, the threat of terrorist attacks, sustained military campaigns and related disruptions.

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

We face the threat of future terrorist attacks on both our industry in general and on us, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. The increased security measures we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Any physical damage to facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Due to our lack of industry diversification, adverse developments in our midstream operations or operating areas would reduce our ability to make distributions to our unitholders.

We rely on the cash flow generated from our midstream energy businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, propane, condensate and NGLs. Due to our lack of diversification in industry type, an adverse development in one of these businesses, like the current commodity price environment, may have a significant impact on our company.

We are exposed to the credit risks of our key producer customers and propane purchasers, and any material nonpayment or nonperformance by our key producer customers or our propane purchasers could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our producer customers and propane purchasers. Any material nonpayment or nonperformance by our key producer customers or our propane purchasers could reduce our ability to make distributions to our unitholders. Furthermore, some of our producer customers or our propane purchasers may be highly leveraged and subject to their own operating and regulatory risks, which could increase the risk that they may default on their obligations to us. Additionally, a decline in the availability of credit to producers in and surrounding our geographic footprint could decrease the level of capital investment and growth that would otherwise bring new volumes to our existing assets and facilities.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2014, our general partner and its affiliates owned approximately 21.2% of our aggregate outstanding common units.

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

Our assets include a 50% interest in CrossPoint Pipeline, LLC, a 40% interest in the Discovery system, a 33.33% interest in Front Range, a 33.33% interest in Southern Hills, a 33.33% interest in Sand Hills, a 28.5% interest in Web Duvall, a 20% interest in the Mont Belvieu 1 fractionator, a 15% interest in Panola, a 12.5% interest in the Mont Belvieu Enterprise fractionator and a 10% interest in Texas Express, which may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. In the future, we may acquire additional minority owned interests in joint ventures that could be deemed "investment securities." If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from pledging, imposing a lien or transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of the U.S. Congress considered, and the President’s Administration has proposed, substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. As a specific example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such change could negatively impact the value of an investment in our common units.

Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the State of Texas a margin tax that is assessed at 0.95% of taxable margin apportioned to Texas. Imposition of such a tax on us by other states would reduce the cash available for distribution to a unitholder. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

Changes in tax laws could adversely affect our performance.

We are subject to extensive tax laws and regulations, with respect to federal, state and foreign income taxes and transactional taxes such as excise, sales/use, payroll, franchise and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted that could result in increased tax expenditures in the future.

If tax authorities contest the tax positions we take, the market for our common units may be adversely impacted, and the cost of any contest with a tax authority would reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. Tax authorities may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the tax authority's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with a tax authority, and the outcome of any such contest, may increase a unitholder’s tax liability and result in adjustment to items unrelated to us and could materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with any tax authority will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.

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

Certain actions that we may take, such as issuing additional units, may increase the federal income tax liability of unitholders.

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

In addition, the federal income tax liability of a unitholder could be increased if we dispose of assets or make a future offering of units and use the proceeds in a manner that does not produce substantial additional deductions, such as to repay indebtedness currently outstanding or to acquire property that is not eligible for depreciation or amortization for federal income tax purposes or that is depreciable or amortizable at a rate significantly slower than the rate currently applicable to our assets.

Tax gain or loss on disposition of common units could be more or less than expected.

If a unitholder sells its common units, the unitholder will recognize a gain or loss equal to the difference between the amount realized and the unitholder's tax basis in those common units. Because distributions to a unitholder in excess of the total net taxable income allocated to it for a common unit decreases its tax basis in that common unit, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than their tax basis in that common unit, even if the price is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, the unitholder may incur a tax liability in excess of the amount of cash the unitholder receives from the sale.

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

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to the unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may be required to recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and such unitholder may be required to recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing and lending their units.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination, among other things, would result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedule K-1s if relief from the IRS was not granted, as described below) for one calendar year. Our termination could also result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Under current law, such a termination would not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure for publicly traded partnerships that terminate in this manner, whereby if a publicly traded partnership that has terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the termination.

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not reside as a result of investing in our units.

In addition to federal income taxes, unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholders do not live in any of those jurisdictions. Unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax or an entity level tax. It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns. Our outside tax counsel has not rendered an opinion on the state, local or non-U.S. tax consequences of an investment in our common units.

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
Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM” since December 2, 2005. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2014 and 2013.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2014	56.28	40.09	0.7800
September 30, 2014	57.96	51.27	0.7700
June 30, 2014	57.98	50.17	0.7575
March 31, 2014	51.14	46.88	0.7450

December 31, 2013	50.50	45.02	0.7325
September 30, 2013	58.50	46.14	0.7200
June 30, 2013	54.38	45.01	0.7100
March 31, 2013	46.93	40.44	0.7000
As of February 19, 2015, there were approximately 43 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities.
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
Minimum Quarterly Distribution - The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.78 per unit, or $3.12 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of

Operations - Capital Requirements - Description of Amended and Restated Credit Agreement” for a discussion of the restrictions included in our Amended and Restated Credit Agreement that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights - As of December 31, 2014, the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of 1.7%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.
The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights were not reduced as a result of our recent common unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash section in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.
On January 29, 2015, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.78 per unit, which was paid on February 13, 2015, to unitholders of record on February 9, 2015.
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
The table should also be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)	2011 (a)	2010 (a)
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$3,143	$2,763	$2,520	$3,574	$3,118
Transportation, processing and other	345	271	234	208	163
Gains from commodity derivative activity, net (b) (c)	154	17	70	8	3
Total operating revenues	3,642	3,051	2,824	3,790	3,284
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,795	2,426	2,215	3,155	2,811
Operating and maintenance expense	216	215	197	192	158
Depreciation and amortization expense	110	95	91	135	117
General and administrative expense	64	63	75	76	67
Step acquisition - equity interest re-measurement gain	—	—	—	—	(9)
Other expense (income)	3	8	—	(1)	(2)
Other income - affiliates	—	—	—	—	(3)
Total operating costs and expenses	3,188	2,807	2,578	3,557	3,139
Operating income	454	244	246	233	145
Interest expense	(86)	(52)	(42)	(34)	(29)
Earnings from unconsolidated affiliates (d)	75	33	26	23	23
Income before income taxes	443	225	230	222	139
Income tax expense	(6)	(8)	(1)	(1)	(2)
Net income	437	217	229	221	137
Net income attributable to noncontrolling interests	(14)	(17)	(13)	(30)	(12)
Net income attributable to partners	$423	$200	$216	$191	$125
Less:
Net income attributable to predecessor operations (e)	(6)	(25)	(51)	(91)	(77)
General partner interest in net income	(114)	(70)	(41)	(25)	(17)
Net income allocable to limited partners	$303	$105	$124	$75	$31
Net income per limited partner unit-basic	$2.84	$1.34	$2.28	$1.73	$0.86
Net income per limited partner unit-diluted	$2.84	$1.34	$2.28	$1.72	$0.86

	Year Ended December 31,
	2014 (a)	2013 (a)	2012 (a)	2011 (a)	2010 (a)
	(Millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$3,347	$3,046	$2,592	$2,157	$1,860
Total assets	$5,739	$4,567	$3,645	$2,955	$2,651
Accounts payable	$223	$275	$223	$414	$305
Long-term debt	$2,061	$1,590	$1,620	$747	$648
Partners’ equity	$2,993	$1,985	$1,447	$1,299	$1,172
Noncontrolling interests	$33	$228	$189	$306	$288
Total equity	$3,026	$2,213	$1,636	$1,605	$1,460

Other Information:
Cash distributions declared per unit	$3.0525	$2.8630	$2.7000	$2.5480	$2.4380
Cash distributions paid per unit	$3.0050	$2.8200	$2.6600	$2.5150	$2.4200

(a)
Includes the effect of the following acquisitions prospectively from their respective dates of acquisition: (1) the Wattenberg pipeline acquired from Buckeye Partners, L.P. in January 2010; (2) an additional 5% interest in Collbran Valley Gas Gathering LLC, acquired from Delta Petroleum Company in February 2010; (3) the Raywood processing plant and Liberty gathering system acquired in June 2010; (4) an additional 50% interest in Black Lake Pipeline Company, or Black Lake, acquired from an affiliate of BP PLC in July 2010; (5) Atlantic Energy acquired from UGI

Corporation in July 2010; (6) Marysville Hydrocarbons Holdings, LLC acquired in December 2010; (7) the DJ Basin NGL fractionators acquired in March 2011; (8) our 100% owned Eagle Plant in August 2011; (9) the remaining 49.9% interest in East Texas acquired from DCP Midstream, LLC in January 2012; (10) a 10% ownership interest in the Texas Express Pipeline acquired from Enterprise Products Partners, L.P. in April 2012; (11) a 12.5% interest in the Enterprise fractionator and a 20% interest in the Mont Belvieu 1 fractionator, acquired from DCP Midstream, LLC in July 2012; (12) the Crossroads processing plant and 50% interest in CrossPoint Pipeline, LLC, acquired from Penn Virginia Resource Partners, L.P. in July 2012; (13) the O'Connor plant acquired from DCP Midstream, LLC in August 2013; (14) the Front Range pipeline acquired from DCP Midstream, LLC in August 2013 and (15) a 33.33% interest in each the Southern Hills and Sand Hills pipelines, acquired from DCP Midstream, LLC in March 2014.

(b)
Includes the effect of the commodity derivative hedge instruments related to the Eagle Ford system, of which 33.33% was acquired from DCP Midstream, LLC in November 2012 and 46.67% was acquired in March 2013; the Goliad plant, of which 33.33% was acquired from DCP Midstream, LLC in December 2012 and 46.67% was acquired in March 2013 and the Southeast Texas storage business acquired from DCP Midstream, LLC in March 2012.

(c)
Prior to the acquisition of the remaining 49.9% limited liability company interest in East Texas in January 2012, we hedged our proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 49.9% of East Texas unhedged in 2010 and 2011. Our consolidated results depict 100% of the Southeast Texas system unhedged in 2010 and 66.67% unhedged in 2011 and through March 2012 corresponding with DCP Midstream, LLC’s ownership interest in Southeast Texas. Our consolidated results depict 100% of the Eagle Ford system unhedged in 2010 and through October 2012, and 66.67% from November 2012 through March 2013, and 20% from April 2013 through March 2014 corresponding with DCP Midstream, LLC’s ownership interest in the Eagle Ford system.

(d)
Includes our proportionate share of the earnings of our unconsolidated affiliates. Earnings include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(e)
Our consolidated financial statements include the historical assets, liabilities and results of operations of assets acquired from DCP Midstream, LLC, transactions between entities under common control, representing a change in reporting entity. Earnings for periods prior to these dropdowns are allocated to predecessor operations to derive net income allocable to limited partners. Accordingly, net income attributable to predecessor operations includes the net income attributable to the initial 33.33% interest in Southeast Texas prior to the date of our acquisition from DCP Midstream, LLC in January 2011; the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments prior to the date of our acquisition from DCP Midstream, LLC in March 2012; the initial 33.33% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in November 2012; the additional 46.67% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in March 2013 and the Lucerne 1 plant prior to the date of our acquisition from DCP Midstream, LLC in March 2014.

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
Our business is impacted by commodity prices, which we mitigate on an overall Partnership basis through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate through 2015. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have recently declined substantially and experienced significant volatility during the latter part of 2014, as illustrated by the following table:

	Average For The Year Ended December 31,			Average For The Quarter Ended December 31,	Average For The Month Ended December 31,	Year Ended December 31, 2014
	2012	2013	2014	2014	2014	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$2.82	$3.73	$4.26	$3.83	$3.51	$6.15	$2.89
NGLs ($/Gallon)	$1.02	$0.76	$0.89	$0.67	$0.51	$1.27	$0.45
Crude Oil ($/Bbl)	$94.16	$98.07	$93.03	$73.31	$59.29	$107.26	$53.27

The price of crude oil has continued to decline in the first part of 2015. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed decreases in drilling activity with lower commodity prices. Despite recent short-term weakness, our long-term view is that commodity prices will be at levels that we believe will support continued growth in natural gas, condensate and NGL production.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry is making significant investment in building or expanding facilities to convert chemical plants from a heavier oil-based feedstock to lighter NGL-based feedstocks, including ethane. This increased demand in future years should provide support for the increasing supply of ethane. Prior to those facilities commencing operations, ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded or built, which provide support for the increasing supply of NGLs. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
Our direct commodity hedged positions mitigate a portion of our commodity price risk through 2017. Additionally, our fee-based business represents a significant portion of our estimated margins.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low costs have historically enabled us to execute our multi-faceted growth strategy. Our multi-faceted growth strategy may take numerous forms such as organic build opportunities within our footprint, dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, and third-party acquisitions. Dropdowns from DCP Midstream, LLC since the beginning of 2013 have totaled over $2 billion. In 2015, we will continue to prudently execute our multi-faceted growth strategy.

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

•	The expansion of Discovery's Keathley Canyon natural gas gathering pipeline system was placed into service in the first quarter of 2015.

•	The construction of our Lucerne 2 plant is progressing on schedule and is expected to be completed in the second quarter of 2015.

•
In January 2015, we acquired a 15% interest in the Panola intrastate NGL pipeline, an approximately 180-mile natural gas liquids pipeline system extending from points near Carthage, Texas to Mont Belvieu, Texas. The pipeline is currently undergoing a 60-mile expansion to Lufkin, Texas, as well as construction of two additional pump stations, which is expected to be completed in the first quarter of 2016.
During the year ended December 31, 2014, we received net proceeds of $1,002 million from the issuance of our common units to the public and $712 million through public debt offerings of 30-year and five-year Senior Notes. Additionally, we issued $225 million of our common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions. In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units from time to time under an equity distribution agreement we entered into in September 2014 with a group of financial institutions. During the year ended December 31, 2014, we had access to a Commercial Paper Program pursuant to which we had no amounts outstanding as of December 31, 2014. As of December 31, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We raised our distribution for the fourth quarter of 2014 to $0.78 per unit, resulting in an approximately 6.5% increase in our quarterly distribution rate over the rate declared for the fourth quarter of 2013. The distribution reflects our business results as well as our recent execution on growth opportunities.

General Trends and Outlook
During 2015, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on growth opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate increased maintenance capital expenditures of between $50 million and $60 million, and approved expenditures for expansion capital of approximately $300 million, for the year ending December 31, 2015. Expansion capital expenditures include construction of the Lucerne 2 plant, the Grand Parkway gathering project and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates. The board of directors of our General Partner may, at its discretion, approve additional growth and maintenance capital during the year.
We expect to continue to pursue a multi-faceted growth strategy, capitalizing on organic expansion, maximizing dropdown opportunities provided by our partnership with DCP Midstream, LLC, and pursuing strategic third party acquisitions in order to grow our distributable cash flows.
We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
Commodity Price Environment - Our business is impacted by commodity prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed decreases in drilling activity with lower commodity prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. Commodity prices have declined substantially compared to historical periods and experienced significant volatility during the latter part of 2014, as illustrated in Item 1A. Risk Factors - “Current economic conditions may adversely affect producers’ drilling activity and transportation spending levels, which may in turn negatively impact our volumes and results of operations and our ability to make distributions to our unitholders.” Despite recent short-term weakness, our long-term view is that commodity prices will be at levels that we believe will support continued growth in natural gas, condensate and NGL production.
Natural Gas Gathering and Processing Margins - Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline should commodity prices and drilling levels continue to experience weakness. Our long-term view is that as economic conditions improve, commodity prices should support continued natural gas production in the United States. During 2014, petrochemical demand remained stable for NGLs as NGLs were a lower cost feedstock when compared to crude oil derived feedstocks. We anticipate demand for NGLs by the petrochemical industry will continue in 2015 as chemical plants convert facilities from an oil-based feedstock to a NGL-based feedstock and as export facilities are brought into service. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
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

Factors That May Significantly Affect Our Results
Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements have been adjusted to include the historical results of our Lucerne 1 plant, our initial 80% interest in the Eagle Ford system and the remaining 66.67% interest in Southeast Texas for all periods presented, similar to the pooling method. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

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

Our Natural Gas Services segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore and produce natural gas.

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

Wholesale Propane Logistics Segment

Our Wholesale Propane Logistics segment operating results are impacted by our ability to provide our propane distribution customers with reliable supplies of propane. We use physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our carrying value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory, or settlement of financial derivative instruments. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the mid-Atlantic, upper midwestern and northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in a recessionary environment. During times of reduced demand domestically, we may export propane.

The wholesale propane business is highly competitive in our market areas which include the mid-Atlantic, upper midwest and northeastern areas of the United States. Our competitors include major integrated oil and gas and energy companies, interstate and intrastate pipelines, as well as marketers and wholesalers.

Weather

The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which restricts our production. These impacts may linger past the time of the actual weather event. Severe weather may also impact the supply availability and propane demand in our Wholesale Propane Logistics segment. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss in some instances, and in certain circumstances we have been unable to obtain insurance on commercially reasonable terms, if at all. We have recently experienced cold weather and freezing temperatures in certain regions where our assets are located but the effects did not have a material adverse impact on our operations.

Natural Gas Supply

The number of active oil and gas drilling rigs in the United States was 1,839 at December 31, 2014, compared to 1,756 at December 31, 2013. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 1,930 at its recent peak in September 2014 to 1,542 as of January 30, 2015. (Source: Baker Hughes)

Capital Markets

Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and limiting our ability to fund our operations through organic growth projects, dropdowns and acquisitions. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines to mitigate a portion of these risks.

Additionally, our access to the capital markets and our cost of doing business may be negatively impacted by the recent downgrade in our credit rating to below investment grade and may be impacted by further downgrades in our or DCP Midstream, LLC's credit ratings. See Item 1A. “Risk Factors” - “A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.”

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

Recent Events
On January 29, 2015, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit, payable on February 13, 2015 to unitholders of record on February 9, 2015.
In January 2015, we entered into an agreement with an affiliate of Enterprise Products Partners L.P., or Enterprise, to acquire a 15% ownership interest in Panola Pipeline Company, LLC, or Panola. The anticipated total consideration of approximately $26 million includes our proportionate share in construction costs for an anticipated expansion of the existing Panola NGL pipeline. Originating near Carthage, Texas, the 10-inch diameter expansion will extend approximately 60 miles to Lufkin, Texas and will have an initial capacity of approximately 50 MBbls/d, with expansion to 100 MBbls/d possible following installation of additional pump stations. We, WGR Asset Holding Company LLC, which is an affiliate of Anadarko Petroleum Corporation, and MarkWest Panola Pipeline L.L.C. will each own a 15% interest in Panola. Enterprise will own a 55% interest in Panola and will construct and operate the expansion, which is expected to be in service in the first quarter of 2016.
On February 10, 2015, we, along with Williams Partners L.P., announced that the new extended Discovery natural gas gathering pipeline system is now flowing natural gas. The Keathley Canyon Connector, a 20-inch diameter, 209-mile subsea natural gas gathering pipeline is capable of gathering more than 400 MMcf/d of natural gas, and originates in the southeast portion of the Keathley Canyon protraction area of the Gulf of Mexico, and terminates into Discovery’s 30-inch diameter mainline near South Timbalier Block 283.
Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, we no longer have access to the Commercial Paper Program. Our available liquidity under the Commercial Paper Program will be replaced with borrowings under our Amended and Restated Credit Agreement. Additionally, as a result of this ratings action, interest rates and fees under our Amended and Restated Credit Agreement have increased.

Subsequent to December 31, 2014, DCP Midstream, LLC's credit rating has been lowered below investment grade. As a result of this ratings action, DCP Midstream, LLC no longer has access to its Commercial Paper Program. DCP Midstream, LLC's available liquidity under its Commercial Paper Program will be replaced with borrowings under its Amended and Restated Revolving Credit Agreement. As a result of this ratings action, interest rates and fees under DCP Midstream, LLC's Amended and Restated Revolving Credit Agreement have increased.

In January 2015, DCP Midstream, LLC announced a reduction in force affecting approximately 20 percent of its corporate staff functions. With this corporate restructuring, DCP Midstream, LLC will also close or reduce the workforce of certain regional offices.

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

•
Percent-of-proceeds/liquids arrangements - Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs, in lieu of us returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly to the price of NGLs and condensate.

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

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. We had one supplier of natural gas representing 10% or more of our total natural gas supply during the year ended December 31, 2014. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

We sell natural gas to marketing affiliates of natural gas pipelines, integrated oil companies, DCP Midstream, LLC, national wholesale marketers, industrial end-users and gas-fired power plants. We typically sell natural gas under market index related pricing terms. The NGLs extracted from the natural gas at our processing plants are sold at market index prices to DCP Midstream, LLC or its affiliates, or to third parties. In addition, under our merchant arrangements, various DCP Midstream LLC affiliates purchase natural gas from third parties at wellheads, pipeline interconnect and pooling points, as well as residue gas from our processing plants, and then resell the aggregated natural gas to third parties.

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

NGL Logistics Segment

Our pipelines, fractionation facilities and storage facility provide transportation, fractionation and storage services for customers, primarily on a fee basis. We have entered into contractual arrangements with DCP Midstream, LLC and others that generally require customers to pay us to transport or store NGLs pursuant to a fee-based rate that is applied to volumes. These contractual arrangements may require our customers to commit a minimum level of volumes to our pipelines and facilities, thereby mitigating our exposure to volume risk. However, the results of operations for this business segment are generally dependent upon the volume of product transported, fractionated or stored and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines, fractionated in our fractionation facilities or stored in our storage facility; rather, the customer retains title and the associated commodity price risk. DCP Midstream, LLC provides 100% of volumes transported on the Wattenberg and Seabreeze pipelines. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. DCP Midstream, LLC, the largest gatherer and processor in the DJ Basin, delivers NGLs to our fractionation facilities under a long-term fractionation agreement. Our storage facility in Marysville, Michigan provides storage and related services primarily to regional refining and petrochemical companies and NGL marketers operating in the liquid hydrocarbons industry.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-Atlantic, upper midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the mid-Atlantic, midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our four primary suppliers of propane, one of which is an affiliated entity, represented approximately 80% of our propane supplied during the year ended December 31, 2014. We primarily sell propane on a wholesale basis to propane distributors who in turn resell propane to their customers.

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

	Year Ended December 31,
	2014	2013	2012
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$423	$200	$216
Interest expense	86	52	42
Income tax expense	6	8	1
Operating and maintenance expense	216	215	197
Depreciation and amortization expense	110	95	91
General and administrative expense	64	63	75
Other expense	3	8	—
Earnings from unconsolidated affiliates	(75)	(33)	(26)
Net income attributable to noncontrolling interests	14	17	13
Gross margin	$847	$625	$609
Non-cash commodity derivative mark-to-market (a)	$86	$(37)	$21

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$455	$213	$256
Operating and maintenance expense	189	184	166
Depreciation and amortization expense	101	87	83
Other expense	2	1	—
Earnings from unconsolidated affiliates	(5)	(1)	(15)
Net income attributable to noncontrolling interests	14	17	13
Segment gross margin	$756	$501	$503
Non-cash commodity derivative mark-to-market (a)	$89	$(36)	$20

NGL Logistics segment:
Segment net income attributable to partners	$119	$79	$53
Operating and maintenance expense	16	16	16
Depreciation and amortization expense	7	6	6
Other expense	1	3	—
Earnings from unconsolidated affiliates	(70)	(32)	(11)
Segment gross margin	$73	$72	$64

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$5	$31	$25
Operating and maintenance expense	11	15	15
Depreciation and amortization expense	2	2	2
Other expense	—	4	—
Segment gross margin	$18	$52	$42
Non-cash commodity derivative mark-to-market (a)	$(3)	$(1)	$1

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$455	$213	$256
Non-cash commodity derivative mark-to-market	(89)	36	(20)
Depreciation and amortization expense	101	87	83
Noncontrolling interest on depreciation and income tax	(3)	(6)	(7)
Adjusted Segment EBITDA	$464	$330	$312
NGL Logistics segment:
Segment net income attributable to partners	$119	$79	$53
Depreciation and amortization expense	7	6	6
Adjusted Segment EBITDA	$126	$85	$59
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$5	$31	$25
Non-cash commodity derivative mark-to-market	3	1	(1)
Depreciation and amortization expense	2	2	2
Adjusted Segment EBITDA	$10	$34	$26

(a)	Includes $11 million, $2 million, and $4 million in lower of cost or market adjustments for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)	Includes $13 million, $2 million, and $15 million in lower of cost or market adjustments for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	Year Ended December 31,
	2014	2013	2012
	(Millions)
General and administrative expense	$17	$17	$17
General and administrative expense - affiliate:
Services/Omnibus Agreement	41	29	26
Other - DCP Midstream, LLC	6	17	32
Total affiliate	47	46	58
Total	$64	$63	$75
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index.
On March 31, 2014, the annual fee payable under the Services Agreement was increased by approximately $15 million, prorated for the remainder of the calendar year, to $44 million. The increase was predominantly attributable to additional general and administrative expenses previously incurred directly by the Eagle Ford system being reallocated to the Services Agreement in connection with the contribution of the remaining 20% interest in the Eagle Ford system to us, bringing our ownership to 100%.
On February 23, 2015, the annual fee payable under the Services Agreement was increased by approximately $25 million to $71 million, following approval of the increase by the special committee of our Board of Directors. Our growth, both from organic growth and acquisitions, has resulted in the partnership becoming a much larger portion of the business of DCP Midstream, LLC over the past few years. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee is effective starting January 1, 2015.
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $2 million, $2 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Lucerne 1 plant incurred $1 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2013, and 2012. The Eagle Ford system incurred $4 million, $14 million and $27 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2014, 2013 and 2012, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014. For the year ended December 31, 2012, Southeast Texas incurred $3 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012.

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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	2014 (a)	2013 (a)(b)	2012 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (d):
Natural Gas Services	$3,163	$2,598	$2,345	$565	22%	$253	11%
NGL Logistics	73	73	64	—	—%	9	14%
Wholesale Propane Logistics	406	380	415	26	7%	(35)	(8)%
Total operating revenues	3,642	3,051	2,824	591	19%	227	8%
Gross margin (e):
Natural Gas Services	756	501	503	255	51%	(2)	—%
NGL Logistics	73	72	64	1	1%	8	13%
Wholesale Propane Logistics	18	52	42	(34)	(65)%	10	24%
Total gross margin	847	625	609	222	36%	16	3%
Operating and maintenance expense	(216)	(215)	(197)	1	—%	18	9%
Depreciation and amortization expense	(110)	(95)	(91)	15	16%	4	4%
General and administrative expense	(64)	(63)	(75)	1	2%	(12)	(16)%
Other expense	(3)	(8)	—	(5)	(63)%	8	100%
Earnings from unconsolidated affiliates (f)	75	33	26	42	127%	7	27%
Interest expense	(86)	(52)	(42)	34	65%	10	24%
Income tax expense	(6)	(8)	(1)	(2)	(25)%	7	700%
Net income attributable to noncontrolling interests	(14)	(17)	(13)	(3)	(18)%	4	31%
Net income attributable to partners	$423	$200	$216	$223	112%	$(16)	(7)%
Other data:
Non-cash commodity derivative mark-to-market	$86	$(37)	$21	$123	332%	$(58)	(276)%
Natural gas throughput (MMcf/d) (g)	2,604	2,307	2,359	297	13%	(52)	(2)%
NGL gross production (Bbls/d) (g)	157,722	121,970	115,945	35,752	29%	6,025	5%
NGL pipelines throughput (Bbls/d) (g)	184,706	89,361	78,508	95,345	107%	10,853	14%
Propane sales volume (Bbls/d)	18,335	19,553	19,111	(1,218)	(6)%	442	2%

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired the remaining 66.67% interest on March 30, 2012.

(d)	Operating revenues include the impact of commodity derivative activity.

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

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Total Operating Revenues — Total operating revenues increased $591 million in 2014 compared to 2013 as a result of the following:

•
$565 million increase for our Natural Gas Services segment primarily due to higher volumes and improved NGL recoveries at our Eagle Ford system, an increase as a result of commodity derivative activity, increased commodity prices and an increase in fee revenue, partially offset by lower volumes across certain assets; and

•
$26 million increase for our Wholesale Propane Logistics segment primarily due to higher propane prices throughout the year and a new storage agreement, partially offset by lower volumes and a decrease as a result of commodity derivative activity.

•	Total operating revenues for our NGL Logistics segment remained constant in 2014 compared to 2013.
Gross Margin — Gross margin increased $222 million in 2014 compared to 2013, primarily as a result of the following:

•
$255 million increase for our Natural Gas Services segment, primarily related to an increase as a result of commodity derivative activity, the operation of our O'Connor plant in our DJ Basin system, higher volumes, improved NGL recoveries and greater efficiencies at our Eagle Ford system, a favorable contractual producer settlement and higher unit margins on our storage assets; partially offset by an increase in non-cash lower of cost or market inventory adjustments, lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant.

This increase was partially offset by:

•
$34 million decrease for our Wholesale Propane Logistics segment primarily due to an increase in non-cash lower of cost or market inventory adjustments, decreased unit margins, a decrease in volumes and a decrease as a result of commodity derivative activity.

•
Gross margin for our NGL Logistics segment remained relatively constant as a result of increased throughput on certain of our pipelines, offset by lower customer inventory and related fees at our NGL storage facility.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of growth, in part due to the operation of the O'Connor and Goliad plants, in our Natural Gas Services segment, partially offset by a change in the structure of our marine terminal lease in our Wholesale Propane Logistics segment.
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
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the March 2014 contribution of Sand Hills and Southern Hills and increased volumes at Front Range and Texas Express due to the amount of time in service in our NGL Logistics segment and changes in contract mix at Discovery in our Natural Gas Services segment, partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators in our NGL Logistics segment.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher outstanding debt balances associated with the growth in our operations.

Income Tax Expense — Income tax expense decreased in 2014 compared to 2013 primarily due to higher expense in 2013 attributable to an increase in the ownership of certain assets.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests decreased in 2014 compared to 2013 primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system in March 2014, partially offset by favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system prior to the March transaction.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Total Operating Revenues — Total operating revenues increased $227 million in 2013 compared to 2012 as a result of the following:

•
$253 million increase for our Natural Gas Services segment primarily due to higher volumes, an increase attributable to commodity prices and an increase in fee revenue, partially offset by a decrease in commodity derivative activity related to hedge settlement timing on our natural gas storage and pipeline assets; and

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

Gross Margin — Gross margin increased $16 million in 2013 compared to 2012, primarily as a result of the following.

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
These increases were partially offset by:

•
$2 million decrease for our Natural Gas Services segment, primarily related to decreased commodity derivative activity, lower commodity prices and lower volumes across certain assets, partially offset by improved NGL recoveries and an annual minimum volume commitment fee at our Eagle Ford system, a decrease in a lower of cost or market adjustment recognized in 2013 and extensive turnaround activity at our East Texas system in 2012.

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
Results of Operations — Natural Gas Services Segment
The results of operations for our Natural Gas Services segment are as follows:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	2014 (a)	2013 (a)(b)	2012 (a)(b)(c)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,737	$2,383	$2,123	$354	15%	$260	12%
Transportation, processing and other	269	199	170	70	35%	29	17%
Gains from commodity derivative activity	157	16	52	141	881%	(36)	(69)%
Total operating revenues	3,163	2,598	2,345	565	22%	253	11%
Purchases of natural gas and NGLs	(2,407)	(2,097)	(1,842)	310	15%	255	14%
Segment gross margin (d)	756	501	503	255	51%	(2)	—%
Operating and maintenance expense	(189)	(184)	(166)	5	3%	18	11%
Depreciation and amortization expense	(101)	(87)	(83)	14	16%	4	5%
Other expense	(2)	(1)	—	1	100%	1	100%
Earnings from unconsolidated affiliates (e)	5	1	15	4	400%	(14)	(93)%
Segment net income	469	230	269	239	104%	(39)	(14)%
Segment net income attributable to noncontrolling interests	(14)	(17)	(13)	(3)	(18)%	4	31%
Segment net income attributable to partners	$455	$213	$256	$242	114%	$(43)	(17)%
Other data:
Non-cash commodity derivative mark-to-market	$89	$(36)	$20	$125	347%	$(56)	(280)%
Natural gas throughput (MMcf/d) (f)	2,604	2,307	2,359	297	13%	(52)	(2)%
NGL gross production (Bbls/d) (f)	157,722	121,970	115,945	35,752	29%	6,025	5%

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Includes the results of an 80% interest in the Eagle Ford system, retrospectively adjusted. We acquired a 46.67% interest on March 28, 2013 and a 33.33% interest on November 2, 2012.

(c)	Includes our 100% interest in Southeast Texas, retrospectively adjusted. We acquired the remaining 66.67% interest on March 30, 2012.

(d)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

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

(f)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

Total Operating Revenues — Total operating revenues increased $565 million in 2014 compared to 2013, primarily as a result of the following:

•
$246 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford system, in part due to the operation of our Eagle and Goliad plants. This increase was partially offset by lower volumes across certain assets;

•
$141 million increase as a result of commodity derivative activity attributable to unrealized commodity derivative gains in 2014 compared to unrealized commodity derivative losses in 2013 for a net increase of $125 million due to movements in forward prices of commodities, and an increase in realized cash settlement gains in 2014 compared to 2013 of $16 million;

•	$137 million increase attributable to increased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•	$73 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•
$70 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford system, as well as the operation of our O'Connor plant in our DJ Basin system and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.

These increases were partially offset by:

•	$53 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$49 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $310 million in 2014 compared to 2013 primarily as a result of increased commodity prices, increased volumes at our Eagle Ford system and an increase in non-cash lower of cost or market inventory adjustments to $11 million in 2014 from $2 million in 2013. These increases were partially offset by decreased volumes at our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin increased $255 million in 2014 compared to 2013, primarily as a result of the following:

•	$141 million increase as a result of commodity derivative activity as discussed above;

•
$105 million increase attributable to the operation of our O'Connor plant in our DJ Basin system, higher volumes, improved NGL recoveries and greater efficiencies at our Eagle Ford system, and a favorable contractual producer settlement; partially offset by lower volumes across certain assets and a change in the contract structure at our Lucerne 1 plant; and

•	$18 million increase attributable to higher unit margins on our storage assets.
These increases were partially offset by:

•	$9 million decrease due to an increase in non-cash lower of cost or market inventory adjustments to $11 million in 2014 from $2 million in 2013.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2014 compared to 2013 primarily as a result of growth in our operations, in part due to the operation of our O'Connor and Goliad plants.

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth in our operations.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of changes in contract mix at Discovery.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2014 compared to 2013, primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system in March 2014, partially offset by favorable cumulative producer settlements, higher volumes and improved NGL recoveries at our Eagle Ford system prior to the March transaction.
Natural Gas Throughput - Natural gas throughput increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system in part due to the operation of our Goliad plant, and our DJ Basin system in part due to the operation of our O'Connor plant. This increase was partially offset by lower volumes across certain assets.
NGL Gross Production - NGL production increased in 2014 compared to 2013 primarily as a result of higher volumes at our Eagle Ford system in part due to the operation of our Goliad plant, and our DJ Basin system in part due to the operation of our O'Connor plant. This increase was partially offset by lower volumes across certain assets.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

Total Operating Revenues — Total operating revenues increased $253 million in 2013 compared to 2012, primarily as a result of the following:

•
$209 million increase primarily attributable to higher volumes and improved NGL recoveries at our Eagle Ford and East Texas systems, partially offset by lower volumes across certain assets, primarily our Southeast Texas system, and a plant turnaround at our Eagle Ford system. 2012 results reflect extensive turnaround activity at our East Texas system;

•	$183 million increase attributable to increased natural gas prices;

•	$83 million increase attributable to increased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•	$29 million increase in fee revenue primarily attributable to higher volumes at our Eagle Ford and East Texas systems, and the operation of our O'Connor plant.
These increases were partially offset by:

•	$145 million decrease attributable to decreased NGL prices;

•	$70 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and

•
$36 million decrease related to commodity derivative activity. This includes unrealized commodity derivative losses in 2013 compared to gains in 2012 due to movements in forward prices of commodities for a net impact of $56 million, partially offset by an increase in realized cash settlement gains in 2013 compared to 2012 of $20 million.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $255 million in 2013 compared to 2012 primarily as a result of higher natural gas prices, increased volumes at our Eagle Ford and East Texas systems and extensive turnaround activity at our East Texas system in 2012, partially offset by decreased NGL prices, decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems, lower volumes across certain gathering and processing assets, primarily our Southeast Texas system, and a plant turnaround at our Eagle Ford system.
Segment Gross Margin — Segment gross margin decreased $2 million in 2013 compared to 2012, primarily as a result of the following:

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

These decreases were partially offset by:

•
$60 million increase as a result of growth from the operation of our fee-based O'Connor plant, higher volumes and improved NGL recoveries at our Eagle Ford and East Texas systems and an annual minimum volume commitment fee at our Eagle Ford system, partially offset by lower volumes across certain assets. 2012 results reflected extensive turnaround activity at our East Texas system.

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
Results of Operations — NGL Logistics Segment
The results of operations for our NGL Logistics segment are as follows:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	2014	2013	2012	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of NGLs	$—	$1	$—	$(1)	(100)%	$1	100%
Transportation, processing and other	73	72	64	1	1%	8	13%
Total operating revenues	73	73	64	—	—%	9	14%
Purchases of NGLs	—	(1)	—	(1)	(100)%	1	100%
Segment gross margin (a)	73	72	64	1	1%	8	13%
Operating and maintenance expense	(16)	(16)	(16)	—	—%	—	—%
Depreciation and amortization expense	(7)	(6)	(6)	1	17%	—	—%
Other expense	(1)	(3)	—	(2)	(67)%	3	100%
Earnings from unconsolidated affiliates (b)	70	32	11	38	119%	21	191%
Segment net income attributable to partners	$119	$79	$53	$40	51%	$26	49%
Other data:
NGL pipelines throughput (Bbls/d) (c)	184,706	89,361	78,508	95,345	107%	10,853	14%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, for that segment less purchases of NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 33.33% ownership in each of the Sand Hills and Southern Hills pipelines, which were contributed to us in March 2014, 33.33% ownership of the Front Range pipeline, which commenced operations in February 2014, 20% ownership of the Mont Belvieu 1 fractionator, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express pipeline, which commenced operations in October 2013. Earnings for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

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
Other Expense — Other expense represents a write off of construction work in progress due to discontinued projects.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2014 compared to 2013 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014 and increased volumes at Front Range and Texas Express due to the amount of time in service; partially offset by lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2014 compared to 2013 as a result of volume growth on certain of our pipelines, including Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014, Texas Express which commenced operations in October 2013 and Black Lake.

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
NGL Pipelines Throughput — NGL pipelines throughput increased in 2013 compared to 2012 as a result of volume growth on our pipelines.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Year Ended December 31,			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	2014	2013	2012	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$406	$379	$397	$27	7%	$(18)	(5)%
Transportation, processing and other	3	—	—	$3	100%	$—	—%
(Losses) gains from commodity derivative activity	(3)	1	18	(4)	(400)%	(17)	(94)%
Total operating revenues	406	380	415	26	7%	(35)	(8)%
Purchases of propane	(388)	(328)	(373)	60	18%	(45)	(12)%
Segment gross margin (a)	18	52	42	(34)	(65)%	10	24%
Operating and maintenance expense	(11)	(15)	(15)	(4)	(27)%	—	—%
Depreciation and amortization expense	(2)	(2)	(2)	—	—%	—	—%
Other expense	—	(4)	—	(4)	(100)%	4	100%
Segment net income attributable to partners	$5	$31	$25	$(26)	(84)%	$6	24%
Other data:
Non-cash commodity derivative mark-to-market	$(3)	$(1)	$1	$(2)	(200)%	$(2)	(200)%
Propane sales volume (Bbls/d)	18,335	19,553	19,111	(1,218)	(6)%	442	2%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Total Operating Revenues — Total operating revenues increased by $26 million in 2014 compared to 2013, primarily as a result of the following:

•	$51 million increase attributable to higher propane prices throughout the year; and

•	$3 million increase attributable to a new storage agreement with an existing customer.
This increase was partially offset by:

•	$24 million decrease attributable to decreased volumes as discussed below; and

•
$4 million decrease as a result of commodity derivative activity attributable to a decrease in realized cash settlement gains in 2014 compared to 2013 and an increase in unrealized commodity derivative losses in 2014 compared to 2013 due to movements in forward prices of commodities.

Purchases of Propane — Purchases of propane increased in 2014 compared to 2013 primarily due to an increase in non-cash lower of cost or market inventory adjustments to $13 million in 2014 from $2 million in 2013 and higher propane prices throughout the year, which impact both sales and purchases. These increases were partially offset by lower volumes.
Segment Gross Margin — Segment gross margin decreased in 2014 compared to 2013 primarily due to an increase in non-cash lower of cost or market inventory adjustments to $13 million in 2014 from $2 million in 2013, decreased unit margins, a decrease in volumes as discussed below, and a $4 million decrease related to commodity derivative activities as discussed above.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2014 compared to 2013 primarily as a result of a change in the structure of our marine terminal lease.
Depreciation and Amortization Expense — Depreciation and amortization expense remained constant in 2014 compared to 2013.
Other Expense — Other expense in 2013 represents a write off of approximately $4 million in construction work in progress due to a discontinued project.
Propane Sales Volume — Propane sales volumes decreased in 2014 compared to 2013 primarily due to lower inventory resulting from the conversion of certain of our assets to a storage facility, reduced shipments and decreases across certain of our assets; partially offset by new agreements and increased activity as result of a change in the structure of our marine terminal lease.
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
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, further impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under our Amended and Restated Credit Agreement.
In May 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. As of December 31, 2014, there was no outstanding balance on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $1,249 million, net of letters of credit, under the Amended and Restated Credit Agreement. The recent lowering of our credit rating below investment grade will increase our cost of borrowings under the revolving credit facility. As of February 19, 2015, we had $94 million of credit facility borrowings outstanding and had approximately $1,155 million of unused capacity under the Amended and Restated Credit Agreement.
Our Commercial Paper Program may serve as an alternative source of funding, and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. The recent lowering of our credit rating below investment grade has eliminated our ability to utilize our Commercial Paper Program.
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

In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts, which we used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system.
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units. In September 2014, we entered into an equity distribution agreement, or the 2014 equity distribution agreement, with a group of financial institutions as sales agents. The 2014 equity distribution agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $500 million. During the year ended December 31, 2014, we issued 2,256,066 of our common units pursuant to the 2014 equity distribution agreement and received proceeds of $119 million, net of commissions and accrued offering costs of $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2014, approximately $380 million remained available for sale pursuant to the 2014 equity distribution agreement.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions.
In November 2013, we entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The 2013 equity distribution agreement provided for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2014, we issued 3,769,635 common units pursuant to the 2013 equity distribution agreement and received proceeds of $206 million, which is net of commissions and offering costs of $2 million. During the year ended December 31, 2013, we issued 1,839,430 of our common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of commissions and offering costs of $1 million. The proceeds were used to finance growth opportunities and for general partnership purposes. In connection with our entry into the 2014 equity distribution agreement, we terminated the 2013 equity distribution agreement in September 2014. In October 2014, we de-registered the common units that remained unsold under the 2013 equity distribution agreement at the time of its termination.
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the year ended December 31, 2013, we issued 1,408,547 of our common units pursuant to this equity distribution agreement and received proceeds of $67 million, net of commissions and accrued offering costs of $2 million, which were used to finance growth opportunities and for general partnership purposes. In September 2013, we de-registered the common units that remained unsold under this equity distribution agreement.
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
Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through 2017 with fixed price commodity swaps. For additional information regarding our derivative activities, please read Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" contained herein.
The counterparties to certain of our commodity swap contracts are investment-grade rated financial institutions. Under these contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. The counterparty to a majority of our remaining commodity swaps contracts is DCP Midstream, LLC.
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
We had working capital deficits of $11 million and $220 million, as of December 31, 2014 and 2013, respectively. The change in working capital is primarily attributable to net derivative working capital of $187 million as of December 31, 2014 as compared to $51 million as of December 31, 2013, the repayment of our short-term borrowings, and the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of December 31, 2014, we had $25 million in cash and cash equivalents. Of this balance, $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Net cash provided by operating activities	$524	$345	$102
Net cash used in investing activities	$(1,236)	$(1,387)	$(1,384)
Net cash provided by financing activities	$725	$1,052	$1,276
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Operating Activities — Net cash provided by operating activities increased $179 million in 2014 compared to 2013 primarily as a result of the following:
•$81 million increase in cash distributions from unconsolidated affiliates primarily due to a one-time distribution and increased earnings. Distributions exceeded earnings by $45 million for the year ended December 31, 2014. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations" within Item 7A. "Management’s Discussion and Analysis of Financial Condition and Results of Operations";
•$66 million increase in cash attributable to higher income, after adjusting our $220 million increase in net income for non-cash items; and
•$32 million increase in cash attributable to the timing of cash receipts and disbursements related to operations, including the receipt of $68 million for our net hedge cash settlements for the year ended December 31, 2014.
Investing Activities — Net cash used in investing activities decreased $151 million in 2014 compared to 2013 primarily as a result of the following:
•$594 million decrease attributable to our acquisition of the Lucerne 1 and Lucerne 2 plants for $102 million in 2014 as compared to our acquisition of the additional 46.67% interest in the Eagle Ford system for $486 million and the O'Connor plant for $210 million in 2013;
•$91 million decrease in cash contributions to our unconsolidated affiliates primarily due to progress on the Keathley Canyon project at Discovery, which commenced construction in January 2012 and was placed into service in the first quarter of 2015, and completion of the Texas Express pipeline in the fourth quarter of 2013; partially offset by expansion projects at our Sand Hills pipeline, which was contributed to us in March 2014;
•$28 million decrease attributable to cash received from the sale of assets in 2014. The sales were primarily due to a pipeline that we sold to Front Range Pipeline LLC, as well as assets sold out of our Eagle Ford and Northern Louisiana systems; and

•$25 million decrease in capital expenditures primarily attributable to the completion of the Goliad plant in the first quarter of 2014, partially offset by construction of the Lucerne 2 plant starting in April 2014.
These decreases were partially offset by:
•$587 million increase in the acquisition of unconsolidated affiliates attributable to the contribution of 33.33% interests in each of the Sand Hills and Southern Hills pipelines for $673 million in 2014 as compared to the acquisition of Front Range for $86 million in 2013.

Financing Activities — Net cash provided by financing activities decreased $327 million in 2014 compared to 2013 primarily as a result of the following:

•$198 million in cash outflows related to our acquisition of the remaining 20% interest in the Eagle Ford system in 2014;

•$143 million increase in cash distributions to our limited and general partners primarily attributable to the issuance of 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions;

•$82 million decrease in proceeds from the issuance of common units to the public. We issued approximately 20 million common units to the public in 2014 as compared to approximately 25 million units in 2013;

•$33 million decrease in net contributions from noncontrolling interests primarily due to our acquisition of the remaining 20% interest in the Eagle Ford system in 2014;

•$17 million decrease attributable to the net change in advances to our predecessor operations from DCP Midstream, LLC primarily as a result of the March 2014 Transactions; and

•$1 million decrease primarily attributable to an increase in deferred financing costs; partially offset by a decrease in distributions to DCP Midstream, LLC;

These decreases were partially offset by:

•$80 million increase in net debt borrowings; and

•$67 million increase related to a decrease in the excess purchase price over our acquired interests. In 2014, we paid $18 million over DCP Midstream, LLC's basis in the net assets acquired in the March 2014 transactions as compared $85 million over its basis in an additional 46.67% interest in the Eagle Ford system in 2013.

The weighted-average indebtedness outstanding under the Commercial Paper Program was $259 million, $26 million, $4 million and $10 million for the first, second, third and fourth quarters of 2014. As of December 31, 2014, we had no commercial paper outstanding.
Years Ended December 31, 2013 and 2012
Net Cash Provided by Operating Activities — We received $54 million for our net hedge cash settlements for the year ended December 31, 2013, of which less than $1 million was associated with rebalancing our portfolio, and approximately $49 million for the year ended December 31, 2012.
We received cash distributions from unconsolidated affiliates of $39 million and $24 million during the years ended December 31, 2013 and 2012, respectively. Distributions exceeded earnings by $6 million for the year ended December 31, 2013.
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

Net cash used in investing activities during 2012 was comprised of: (1) acquisition expenditures of $745 million, of which $282 million is related to our acquisition of the initial 33.33% interest in the Eagle Ford system, $193 million is related to our acquisition of the remaining 66.67% interest in Southeast Texas, $120 million related to our acquisition of the remaining 49.9% interest in East Texas, $63 million related to our acquisition of Crossroads, $57 million related to the acquisition of the Goliad plant by the Eagle Ford system, and $30 million related to our acquisition of the Mont Belvieu fractionators; (2) capital expenditures of $484 million (of which our portion was $411 million and the noncontrolling interest holders’ portion and the reimbursable projects portion was $73 million); and (3) investments in unconsolidated affiliates of $158 million; partially offset by (4) proceeds from sales of assets of $2 million; and (5) a return of investment from unconsolidated affiliate of $1 million.

Net Cash Provided by Financing Activities — Net cash provided by financing activities during 2013 was comprised of: (1) proceeds from long-term debt of $1,957 million, offset by payments of $1,988 million, for net repayment of long-term debt of $31 million; (2) proceeds from the issuance of commercial paper of $335 million; (3) proceeds from the issuance of common units, net of offering costs, of $1,083 million; (4) contributions from noncontrolling interests of $46 million; (5) net change in advances to predecessor from DCP Midstream, LLC of $11 million; and (6) contributions from DCP Midstream, LLC of $1 million; partially offset by (7) distributions to our limited partners and general partner of $277 million; (8) excess purchase price over acquired interests and commodity hedges of $85 million; (9) distributions to noncontrolling interests of $24 million; (10) payment of deferred financing costs of $4 million; and (11) distributions to DCP Midstream, LLC of $3 million relating to capital expenditures for reimbursable projects.

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

Net cash provided by financing activities during 2012 was comprised of: (1) proceeds from long-term debt of $2,665 million, offset by payments of $1,792 million, for net borrowing of long-term debt of $873 million; (2) proceeds from the issuance of common units net of offering costs of $455 million; (3) net change in advances to predecessor from DCP Midstream, LLC of $336 million; (4) contributions from noncontrolling interest of $25 million; (5) contributions from DCP Midstream, LLC of $10 million; partially offset by (6) distributions to our limited partners and general partner of $181 million; (7) excess purchase price over acquired interests of $225 million (8) distributions to noncontrolling interests of $9 million; and (9) payment of deferred financing costs of $8 million.

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

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 13. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements.”
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate increased maintenance capital expenditures of between $50 million and $60 million, and approved expenditures for expansion capital of approximately $300 million, for the year ending December 31, 2015. Expansion capital expenditures include construction of the Lucerne 2 plant, the Grand Parkway gathering project and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates. The board of directors of our General Partner may, at its discretion, approve additional growth and maintenance capital during the year.

The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$38	$299	$337	$23	$302	$325
Noncontrolling interest portion and reimbursable projects (a)	(4)	5	1	2	36	38
Total	$34	$304	$338	$25	$338	$363

	Year Ended December 31, 2012
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$23	$388	$411
Noncontrolling interest portion and reimbursable projects (a)	8	65	73
Total	$31	$453	$484

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. In conjunction with our acquisitions of our East Texas and Southeast Texas systems, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on capital projects. These reimbursements are for certain capital projects which commenced within three years from the respective acquisition dates. We have also entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $151 million, $242 million and $158 million, net of returns, during the years ended December 31, 2014, 2013 and 2012, respectively, to fund our share of capital expansion projects.
We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, which will include debt and common unit issuances, to fund our acquisition and capital expenditures.
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Amended and Restated Credit Agreement, the issuance of additional partnership units and the issuance of long-term debt. If these sources are not sufficient, we will reduce our discretionary spending.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $420 million, $277 million and $181 million during the years ended December 31, 2014, 2013 and 2012, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
Amended and Restated Credit Agreement — On May 1, 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement, which replaced our previous $1 billion Credit Agreement scheduled to mature on November 10, 2016.
As of December 31, 2014, there was no outstanding balance on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $1,249 million, net of letters of credit.
Our obligations under the revolving credit facility are unsecured. The unused portion of the revolving credit facility may be used for letters of credit up to a maximum of $500 million of outstanding letters of credit. At December 31, 2014 and December 31, 2013, we had $1 million outstanding letters of credit issued under the Amended and Restated Credit Agreement.

Amounts undrawn under the revolving credit facility are available to repay amounts borrowed under our Commercial Paper Program, if necessary.

We may prepay all loans at any time without penalty, subject to the reimbursement of lender breakage costs in the case of prepayment of London Interbank Offered Rate, or LIBOR, borrowings. As of December 31, 2014, indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.275% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.275% based on our current credit rating. The revolving credit facility incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.25 billion revolving credit facility.

The Amended and Restated Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended and Restated Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. A downgrade in our credit ratings will increase our cost of borrowings under the revolving credit facility.
Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, interest rates and fees under the DCP Partners Amended and Restated Credit Agreement have increased.
Commercial Paper Program – We have a Commercial Paper Program under which we may issue unsecured commercial paper notes, or the Notes. The Commercial Paper Program may serve as an alternative source of funding and does not increase our current overall borrowing capacity. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. Amounts undrawn under our Amended and Restated Credit Agreement are available to repay the Notes, if necessary. The maturities of the Notes will vary, but may not exceed 397 days from the date of issue. The Notes will be sold under customary terms in the commercial paper market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds of the issuances of the Notes are expected to be used for capital expenditures and other general partnership purposes. As of December 31, 2014, we had no commercial paper outstanding.
Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, we longer have access to the Commercial Paper Program. Our available liquidity under the Commercial Paper Program will be replaced with borrowings under the DCP Partners Amended and Restated Credit Agreement.
Debt Securities – In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, respectively, unless redeemed prior to maturity.
In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts, which we used to fund the cash portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes is paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.
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

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of December 31, 2014, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,367	$340	$661	$456	$1,910
Operating lease obligations (b)	81	15	23	17	26
Purchase obligations (c)	146	138	5	—	3
Other long-term liabilities (d)	34	—	1	—	33
Total	$3,628	$493	$690	$473	$1,972

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $90 million, $161 million, $131 million, and $660 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business, and natural gas storage in our Northern Louisiana system and a firm transportation commitment within our Natural Gas Services business. The natural gas storage arrangement enables us to maximize the value between the current price of natural gas and the future market price of natural gas.

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2014. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $27 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $4 million of gas purchase liability, $2 million of right of way liability and $1 million of environmental reserves recognized in the December 31, 2014 consolidated balance sheet. In addition, $13 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We have not recorded any impairment charges on goodwill during the year ended December 31, 2014.

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

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2014. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2014. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2014 would have affected net income by approximately $23 million based on our net derivative position for the year ended December 31, 2014.

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

If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2014 would have less than a $1 million impact on our net income.

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
We had interest rate swap agreements through June 2014 with notional values totaling $150 million, which are accounted for under the mark-to-market method of accounting and reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, we paid fixed-rates ranging from 2.94% to 2.99%, and received interest payments based on the one-month LIBOR. Prior to August of 2013, these interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the consolidated balance sheets.
At December 31, 2014, the effective weighted-average interest rate on our outstanding debt was 3.83%.
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
We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2014, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges from 2015 through 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.
Commodity prices have declined substantially compared to historical periods and experienced significant volatility during the latter part of 2014, as illustrated in Item 1A. Risk Factors - “Current economic conditions may adversely affect producers’ drilling activity and transportation spending levels, which may in turn negatively impact our volumes and results of operations and our ability to make distributions to our unitholders.” If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Furthermore, a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. As noted in the table below, the majority of our positions extend through 2015 with a limited amount settling in 2016 and 2107. Our positions as of February 19, 2015 are as follows:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Reference Price	Price Range
January 2015 — December 2015	Natural Gas	(24,738) MMBtu/d	(f)	IFERC Monthly Index Price for Houston Ship Channel (c)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	(f)	IFERC Monthly Index Price for Houston Ship Channel (c)	$4.50/MMBtu
January 2015 — December 2015	Natural Gas	(8,677) MMBtu/d	(f)	IFERC Monthly Index Price for Henry Hub (d)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	(f)	IFERC Monthly Index Price for Henry Hub (d)	$4.50/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.17 - $4.27/MMBtu
January 2015 — March 2015	NGLs	(16,893) Bbls/d	(f)	Mt.Belvieu Non-TET (b)	$0.64 - $2.60/Gal
April 2015 — December 2015	NGLs	(15,168) Bbls/d	(f)	Mt.Belvieu Non-TET (b)	$0.64 - $1.89/Gal
January 2016 — March 2016	NGLs	(8,937) Bbls/d	(f)	Mt.Belvieu Non-TET (b)	$0.64 - $1.89/Gal
January 2015 — December 2015	Crude Oil	(1,800) Bbls/d	(g)	Asian-pricing of NYMEX crude oil futures (a)	$87.60 - $100.04/Bbl
January 2015 — December 2015	Crude Oil	(243) Bbls/d	(f)	Asian-pricing of NYMEX crude oil futures (a)	$95.00/Bbl
January 2016 — December 2016	Crude Oil	(1,500) Bbls/d	(g)	Asian-pricing of NYMEX crude oil futures (a)	$85.15 - $101.30/Bbl
January 2016 — March 2016	Crude Oil	(142) Bbls/d	(f)	Asian-pricing of NYMEX crude oil futures (a)	$95.00/Bbl
January 2015 — December 2015	Natural Gas	7,500 MMBtu/d	(g)	NYMEX Final Settlement Price (e)	$4.15 - $4.22/MMBtu

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(b)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(c)	The Inside FERC monthly published index price for Houston Ship Channel.

(d)	The Inside FERC monthly published index price for Henry Hub.

(e)	NYMEX final settlement price for natural gas futures contracts (NG).

(f)	Represents a position in which the counterparty is DCP Midstream, LLC.

(g)	Represents a position in which the counterparty is a third party.
Our sensitivities for 2015 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2015, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our unhedged condensate, natural gas and NGL volumes.
Commodity Sensitivities Excluding Non-Cash Mark-To Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$0.3
Crude oil prices	$1.00	Barrel	$0.1
NGL prices	$0.01	Gallon	$0.8
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
We estimate the following non-cash sensitivities for 2015 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
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

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected commodity price risk relating to the equity volumes associated with our gathering and processing activities through 2017.
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of December 31, 2014:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

December 31, 2014	Natural Gas	11,080,668 MMBtu	$34	$3.04/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

January 2015-January 2016	Natural Gas	(49,337,500) MMBtu	$47	$3.52 - $4.25/MMBtu
January 2015-December 2015	Natural Gas	37,397,500 MMBtu	$(36)	$3.04 - $4.62/MMBtu
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

	Fair Value of Contracts as of December 31, 2014
Sources of Fair Value	Total	Maturity in 2015	Maturity in 2016-2017
	(Millions)
Prices supported by quoted market prices and other external sources	$70	$49	$21
Prices based on models or other valuation techniques	156	138	18
Total	$226	$187	$39

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2015

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$25	$12
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	106	130
Affiliates	164	212
Inventories	63	67
Unrealized gains on derivative instruments	230	79
Other	2	3
Total current assets	590	503
Property, plant and equipment, net	3,347	3,046
Goodwill	154	154
Intangible assets, net	120	129
Investments in unconsolidated affiliates	1,459	627
Unrealized gains on derivative instruments	39	87
Other long-term assets	30	21
Total assets	$5,739	$4,567
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$196	$232
Affiliates	27	43
Short-term borrowings	—	335
Current maturities of long-term debt	250	—
Unrealized losses on derivative instruments	43	28
Other	85	85
Total current liabilities	601	723
Long-term debt	2,061	1,590
Unrealized losses on derivative instruments	—	1
Other long-term liabilities	51	40
Total liabilities	2,713	2,354
Commitments and contingent liabilities
Equity:
Predecessor equity	—	40
Limited partners (113,949,868 and 89,045,139 common units issued and outstanding, respectively)	2,984	1,948
General partner	18	8
Accumulated other comprehensive loss	(9)	(11)
Total partners’ equity	2,993	1,985
Noncontrolling interests	33	228
Total equity	3,026	2,213
Total liabilities and equity	$5,739	$4,567
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$963	$932	$820
Sales of natural gas, propane, NGLs and condensate to affiliates	2,180	1,831	1,700
Transportation, processing and other	239	211	179
Transportation, processing and other to affiliates	106	60	55
Gains (losses) from commodity derivative activity, net	36	(5)	17
Gains from commodity derivative activity, net — affiliates	118	22	53
Total operating revenues	3,642	3,051	2,824
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,524	2,159	1,807
Purchases of natural gas, propane and NGLs from affiliates	271	267	408
Operating and maintenance expense	216	215	197
Depreciation and amortization expense	110	95	91
General and administrative expense	17	17	17
General and administrative expense — affiliates	47	46	58
Other expense	3	8	—
Total operating costs and expenses	3,188	2,807	2,578
Operating income	454	244	246
Interest expense	(86)	(52)	(42)
Earnings from unconsolidated affiliates	75	33	26
Income before income taxes	443	225	230
Income tax expense	(6)	(8)	(1)
Net income	437	217	229
Net income attributable to noncontrolling interests	(14)	(17)	(13)
Net income attributable to partners	423	200	216
Net income attributable to predecessor operations	(6)	(25)	(51)
General partner’s interest in net income	(114)	(70)	(41)
Net income allocable to limited partners	$303	$105	$124
Net income per limited partner unit — basic and diluted	$2.84	$1.34	$2.28
Weighted-average limited partner units outstanding — basic and diluted	106.6	78.4	54.5
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Net income	$437	$217	$229
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	2	4	10
Net unrealized losses on cash flow hedges - predecessor operations	—	—	(1)
Total other comprehensive income	2	4	9
Total comprehensive income	439	221	238
Total comprehensive income attributable to noncontrolling interests	(14)	(17)	(13)
Total comprehensive income attributable to partners	$425	$204	$225
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2014	$40	$1,948	$8	$(11)	$228	$2,213
Net income	6	303	114	—	14	437
Other comprehensive income	—	—	—	2	—	2
Net change in parent advances	(6)	—	—	—	—	(6)
Acquisition of Lucerne 1 plant	(40)	—	—	—	—	(40)
Issuance of 4,497,158 units to DCP Midstream, LLC and affiliates	—	225	—	—	—	225
Excess purchase price over carrying value of interests acquired in March 2014 Transactions	—	(178)	—	—	—	(178)
Issuance of 20,407,571 common units to the public	—	1,002	—	—	—	1,002
Distributions to limited partners and general partner	—	(316)	(104)	—	—	(420)
Distributions to noncontrolling interests	—	—	—	—	(14)	(14)
Contributions from noncontrolling interests	—	—	—	—	3	3
Purchase of additional interest in a subsidiary	—	—	—	—	(198)	(198)
Balance, December 31, 2014	$—	$2,984	$18	$(9)	$33	$3,026
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2013	$399	$1,063	$—	$(15)	$189	$1,636
Net income	25	105	70	—	17	217
Other comprehensive income	—	—	—	4	—	4
Net change in parent advances	11	—	—	—	—	11
Acquisition of additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired investment of 46.67% interest in the Eagle Ford system and commodity hedge	—	(203)	—	—	—	(203)
Issuance of 24,897,977 common units	—	1,082	—	—	—	1,082
Distributions to limited partners and general partner	—	(215)	(62)	—	—	(277)
Distributions to noncontrolling interests	—	—	—	—	(24)	(24)
Contributions from noncontrolling interests	—	—	—	—	46	46
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, December 31, 2013	$40	$1,948	$8	$(11)	$228	$2,213
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2012	$671	$654	$(5)	$(21)	$306	$1,605
Net income	51	124	41	—	13	229
Other comprehensive (loss) income	(1)	—	—	10	—	9
Net change in advances to predecessor from DCP Midstream, LLC	181	—	—	—	40	221
Acquisition of 33.33% interest in the Eagle Ford system	(232)	—	—	—	—	(232)
Acquisition of additional 66.67% interest in Southeast Texas and NGL Hedge	(248)	40	—	—	—	(208)
Acquisition of additional 49.9% interest in East Texas	—	—	—	—	(176)	(176)
Issuance of units for Southeast Texas	—	48	—	—	—	48
Issuance of units for East Texas	—	33	—	—	—	33
Issuance of units for Mont Belvieu fractionators	—	60	—	—	—	60
Issuance of units for 33.33% interest in the Eagle Ford system	—	88	—	—	—	88
Deficit purchase price under carrying value of acquired net assets for Southeast Texas and East Texas	—	36	—	(4)	—	32
Excess purchase price over carrying value of acquired investments in Mont Belvieu fractionators	—	(175)	—	—	—	(175)
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL Hedge	—	(156)	—	—	—	(156)
Excess purchase price over carrying value of acquired net assets by the Eagle Ford system for Goliad and NGL Hedge	(23)	(9)	—	—	(10)	(42)
Issuance of 11,285,956 common units	—	455	—	—	—	455
Distributions to limited partners and general partner	—	(145)	(36)	—	—	(181)
Distributions to noncontrolling interests	—	—	—	—	(9)	(9)
Contributions from noncontrolling interests	—	—	—	—	25	25
Contributions from DCP Midstream, LLC	—	10	—	—	—	10
Balance, December 31, 2012	$399	$1,063	$—	$(15)	$189	$1,636
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Millions)
OPERATING ACTIVITIES:
Net income	$437	$217	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110	95	91
Earnings from unconsolidated affiliates	(75)	(33)	(26)
Distributions from unconsolidated affiliates	120	39	24
Net unrealized (gains) losses on derivative instruments	(86)	36	(21)
Other, net	14	19	3
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	68	(89)	(11)
Inventories	4	9	14
Accounts payable	(67)	51	(194)
Accrued interest	8	5	5
Other current assets and liabilities	(5)	(2)	(4)
Other long-term assets and liabilities	(4)	(2)	(8)
Net cash provided by operating activities	524	345	102
INVESTING ACTIVITIES:
Capital expenditures	(338)	(363)	(484)
Acquisitions, net of cash acquired	(102)	(696)	(433)
Acquisition of unconsolidated affiliates	(673)	(86)	(312)
Investments in unconsolidated affiliates	(151)	(242)	(158)
Return of investment from unconsolidated affiliate	—	—	1
Proceeds from sales of assets	28	—	2
Net cash used in investing activities	(1,236)	(1,387)	(1,384)
FINANCING ACTIVITIES:
Proceeds from long-term debt	719	1,957	2,665
Payments of long-term debt	—	(1,988)	(1,792)
(Payments) proceeds of commercial paper, net	(335)	335	—
Payments of deferred financing costs	(7)	(4)	(8)
Excess purchase price over acquired interests and commodity hedges	(18)	(85)	(225)
Proceeds from issuance of common units, net of offering costs	1,001	1,083	455
Net change in advances to predecessor from DCP Midstream, LLC	(6)	11	336
Distributions to limited partners and general partner	(420)	(277)	(181)
Distributions to noncontrolling interests	(14)	(24)	(9)
Purchase of additional interest in a subsidiary	(198)	—	—
Contributions from noncontrolling interests	3	46	25
Distributions to DCP Midstream, LLC	—	(3)	—
Contributions from DCP Midstream, LLC	—	1	10
Net cash provided by financing activities	725	1,052	1,276
Net change in cash and cash equivalents	13	10	(6)
Cash and cash equivalents, beginning of period	12	2	8
Cash and cash equivalents, end of period	$25	$12	$2
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes our Natural Gas Services, NGL Logistics and Wholesale Propane Logistics segments. For additional information regarding these segments, see Note 18 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC’s employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 21.5% of us, including its limited partner and general partner interests.
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
Our predecessor results consist of the Lucerne 1 plant, which we acquired from DCP Midstream, LLC in March 2014, an 80% interest in the Eagle Ford system, of which we acquired 46.67% and 33.33% from DCP Midstream, LLC in March 2013 and November 2012, respectively, and a 66.67% interest in the Southeast Texas system, which we acquired from DCP Midstream, LLC in March 2012. Prior to our acquisition of the additional 46.67% interest in the Eagle Ford system in March 2013, we accounted for our initial 33.33% interest as an unconsolidated affiliate using the equity method. Subsequent to the March 2013 transaction, but prior to the acquisition of the remaining 20% interest in March 2014, we owned 80% of the Eagle Ford system which we accounted for as a consolidated subsidiary. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our consolidated financial statements include the historical results of our Lucerne 1 plant, our initial 80% interest in the Eagle Ford system and the remaining 66.67% interest in the Southeast Texas system for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in excess or in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as a reduction or an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. In addition, the results of operations for acquisitions accounted for as business combinations have been included in the consolidated financial statements since their respective acquisition dates.

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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Inventories - Inventories, which consist primarily of NGLs and natural gas, are recorded at the lower of weighted-average cost or market value. Transportation costs are included in inventory.
Accounting for Risk Management Activities and Financial Instruments - Non-trading energy commodity derivatives are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales. The remaining non-trading derivatives, which are related to asset-based activities for which the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses in derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

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
______________

(a)
Hedge method - An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations for the effective portion until the service is provided or the associated delivery impacts earnings. For fair value hedges, the change in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations in the same category as the related hedged item.

(b)
Accrual method - An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations for changes in fair value of a contract until the service is provided or the associated delivery impacts earnings.

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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit-adjusted risk free interest rate, and accretes due to the passage of time based on the time value of money until the obligation is settled.
Goodwill and Intangible Assets - Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill at the reporting unit level during the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill and intangible assets impairment due to the potential impact on our operations and cash flows.
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
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When there is evidence of loss in value that is other than temporary, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
Unamortized Debt Discount and Expense - Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. The discounts are recorded on the consolidated balance sheets within the carrying amount of long-term debt. The unamortized expenses are recorded on the consolidated balance sheet as other long-term assets.
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2014, 2013 and 2012. We had significant transactions with affiliates.
Environmental Expenditures - Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. Environmental liabilities included in the consolidated balance sheets as other current liabilities was $1 million, and other long-term liabilities was $1 million at both December 31, 2014 and 2013.
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

4. Acquisitions
On March 31, 2014, DCP Midstream, LLC and its affiliates contributed to us: (i) a 33.33% membership interest in DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (ii) a 33.33% membership interest in DCP Southern Hills Pipeline, LLC, which owns the Southern Hills pipeline; and (iii) the remaining 20% interest in DCP SC Texas GP, or the Eagle Ford system. The Sand Hills pipeline is engaged in the business of transporting NGLs and consists of approximately 1,025 miles of pipe, with a capacity of 200 MBbls/d, and possible further capacity increases with the installation of additional pump stations. The Sand Hills pipeline provides NGL takeaway service from the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. The Sand Hills pipeline began taking flows in the fourth quarter of 2012 and was placed into service in June 2013. The Southern Hills pipeline is also engaged in the business of transporting NGLs and consists of approximately 940 miles of pipe, with a capacity of 175 MBbls/d. The Southern Hills pipeline provides NGL takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. The Southern Hills pipeline began taking flows in the first quarter of 2013 and was placed into service in June 2013.
On March 28, 2014, we acquired from DCP Midstream, LLC and its affiliates (i) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (ii) a 200 MMcf/d cryogenic natural gas processing plant also located in Weld County, Colorado, or the Lucerne 2 plant, which is currently under construction. The Lucerne 1 plant and Lucerne 2 plant, along with our O'Connor plant, comprises our DJ Basin system. In conjunction with our acquisition of the Lucerne 1 plant, we entered into a long-term fee-based processing agreement with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge of 75% of the plant's capacity, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the Lucerne 1 plant. The Lucerne 2 plant is expected to be completed in the second quarter of 2015 and we have assumed all of the remaining costs to complete this project. In addition, we entered into a ten-year, fee-based natural gas processing agreement with DCP Midstream, LLC that is effective once the Lucerne 2 plant is placed into service. At that time, the processing agreement with Lucerne 1 will be terminated. The new processing agreement initially provided a fixed demand charge on 75% of the capacity of and a throughput fee on all volumes processed at both plants once the Lucerne 2 plant is placed into service. In December 2014, we amended the agreement to provide a fixed demand charge on 43% of the capacity of both plants from the time that the Lucerne 2 plant is placed into service through the remainder of 2015 which was the original intent of the parties. Thereafter, the agreement will resume a fixed demand charge on 75% of the capacity of both plants. Except with respect to the fixed demand charge, there were no other changes to the agreement as a result of the December 2014 amendment. Together with the contribution of the interests in the Sand Hills and Southern Hills pipelines and the remaining 20% interest in the Eagle Ford system, the acquisition of the Lucerne 1 and 2 plants are collectively referred to hereafter as the March 2014 Transactions.
Total consideration for the March 2014 Transactions at closing was $1,220 million, less customary working capital and other adjustments. $225 million of the consideration was funded by the issuance at closing of 2,098,674 of our common units to DCP Midstream, LLC, 1,399,116 of our common units to DCP LP Holdings, LLC, and 999,368 of our common units to DCP Midstream GP, LP. The remainder of the consideration was financed by a portion of the issuance of 14,375,000 common units to the public and the proceeds from our 5.60% 30-year Senior Notes and 2.70% five-year Senior Notes offering. The total consideration over the carrying value of the net assets of the Sand Hills and Southern Hills pipelines, the remaining 20% of the Eagle Ford system, and the Lucerne 1 and Lucerne 2 plants resulted in an excess purchase price of $178 million which was recorded as a decrease in limited partners' equity in the consolidated statement of changes in equity.
The acquisition of the Lucerne 2 plant and contribution of the interests in the Sand Hills pipeline, the Southern Hills pipeline and the remaining 20% interest in the Eagle Ford system represent a transfer of assets between entities under common

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

The assets and liabilities of the Lucerne 1 plant are included in the consolidated balance sheets as of December 31, 2014 and December 31, 2013. The following table presents the previously reported December 31, 2013 consolidated balance sheet, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

As of December 31, 2013

	DCP Midstream Partners, LP (as previously reported on Form 10-K filed on 2/26/14)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$12	$—	$12
Accounts receivable	342	—	342
Inventories	67	—	67
Other	82	—	82
Total current assets	503	—	503
Property, plant and equipment, net	3,005	41	3,046
Goodwill and intangible assets, net	283	—	283
Investments in unconsolidated affiliates	627	—	627
Other non-current assets	108	—	108
Total assets	$4,526	$41	$4,567
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$722	$1	$723
Long-term debt	1,590	—	1,590
Other long-term liabilities	41	—	41
Total liabilities	2,353	1	2,354
Commitments and contingent liabilities
Equity:
Partners’ equity
Net equity	1,956	40	1,996
Accumulated other comprehensive loss	(11)	—	(11)
Total partners’ equity	1,945	40	1,985
Noncontrolling interests	228	—	228
Total equity	2,173	40	2,213
Total liabilities and equity	$4,526	$41	$4,567

The results of the Lucerne 1 plant are included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012. The following tables present the previously reported consolidated statements of operations for the years ended December 31, 2013 and 2012, condensed and adjusted for the acquisition of the Lucerne 1 plant from DCP Midstream, LLC:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Year Ended December 31, 2013

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/26/14)	Consolidate Lucerne 1 Plant	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$2,695	$68	$2,763
Transportation, processing and other	268	3	271
Gains from commodity derivative activity, net	17	—	17
Total operating revenues	2,980	71	3,051
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,381	45	2,426
Operating and maintenance expense	211	4	215
Depreciation and amortization expense	93	2	95
General and administrative expense	62	1	63
Other operating expense	8	—	8
Total operating costs and expenses	2,755	52	2,807
Operating income	225	19	244
Interest expense	(52)	—	(52)
Earnings from unconsolidated affiliates	33	—	33
Income before income taxes	206	19	225
Income tax expense	(8)	—	(8)
Net income	198	19	217
Net income attributable to noncontrolling interests	(17)	—	(17)
Net income attributable to partners	$181	$19	$200

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Year Ended December 31, 2012

	DCP Midstream Partners, LP (As previously reported on Form 10-K filed on 2/26/14)	Consolidate Lucerne 1 plant	Consolidated DCP Midstream Partners, LP (As currently reported)
	(Millions)
Sales of natural gas, propane, NGLs and condensate	$2,459	$61	$2,520
Transportation, processing and other	232	2	234
Losses from commodity derivative activity, net	70	—	70
Total operating revenues	2,761	63	2,824
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	2,177	38	2,215
Operating and maintenance expense	193	4	197
Depreciation and amortization expense	89	2	91
General and administrative expense	74	1	75
Total operating costs and expenses	2,533	45	2,578
Operating income	228	18	246
Interest expense	(42)	—	(42)
Earnings from unconsolidated affiliates	26	—	26
Income before income taxes	212	18	230
Income tax expense	(1)	—	(1)
Net income	211	18	229
Net income attributable to noncontrolling interests	(13)	—	(13)
Net income attributable to partners	$198	$18	$216

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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

Supplemental pro forma information is presented for comparative periods prior to the date of acquisition; however, comparative periods in the consolidated financial statements are not adjusted to include the results of the acquisition. The following table presents unaudited supplemental pro forma information for the consolidated statement of operations for the year ended December 31, 2012, as if the acquisition of Crossroads had occurred at the beginning of the year.

	Year Ended December 31, 2012
	DCP Midstream Partners, LP	Acquisition of Crossroads (a)	DCP Midstream Partners, LP Pro Forma
	(Millions)
Total operating revenues	$2,824	$27	$2,851
Net income attributable to partners	$216	$2	$218
Less:
Net income attributable to predecessor operations	(51)	—	(51)
General partner’s interest in net income	(41)	—	(41)
Net income allocable to limited partners	$124	$2	$126

Net income per limited partner unit - basic and diluted	$2.28	$0.03	$2.31

(a)	The year ended December 31, 2012 includes the financial results of Crossroads for the period from January 1, 2012 through July 2, 2012.

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
Services Agreement and Other General and Administrative Charges
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index.
On March 31, 2014, the annual fee payable under the Services Agreement was increased by approximately $15 million, prorated for the remainder of the calendar year, to $44 million. The increase was predominantly attributable to additional general and administrative expenses previously incurred directly by the Eagle Ford system being reallocated to the Services Agreement in connection with the contribution of the remaining 20% interest in the Eagle Ford system to us, bringing our ownership to 100%.
On February 23, 2015, the annual fee payable under the Services Agreement was increased by approximately $25 million to $71 million, following approval of the increase by the special committee of our Board of Directors. Our growth, both from organic growth and acquisitions, has resulted in the partnership becoming a much larger portion of the business of DCP Midstream, LLC over the past few years. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee is effective starting January 1, 2015.

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Services/Omnibus Agreement	$41	$29	$26
Other fees — DCP Midstream, LLC	6	17	32
Total — DCP Midstream, LLC	$47	$46	$58
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $2 million, $2 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Lucerne 1 plant incurred $1 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2013 and 2012. The Eagle Ford system incurred $4 million, $14 million and $27 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2014, 2013 and 2012, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014. For the year ended December 31, 2012, Southeast Texas incurred $3 million in general and administrative expenses directly from DCP Midstream, LLC, before the addition of Southeast Texas to the Omnibus Agreement in March 2012.
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
Other Agreements and Transactions with DCP Midstream, LLC

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

DCP Midstream, LLC was a significant customer during the years ended December 31, 2014, 2013 and 2012. We sell a portion of our residue gas, NGLs and condensate to, purchase natural gas and other petroleum products from, and provide gathering and transportation services for, DCP Midstream, LLC. We anticipate continuing to purchase from and sell commodities and services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf. We have and may continue to enter into derivative transactions directly with DCP Midstream, LLC, whereby DCP Midstream, LLC is the counterparty.
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
In our Natural Gas Services segment, we sell NGLs processed at certain of our plants, and sell condensate removed from the gas gathering systems that deliver to certain of our systems under contracts to a subsidiary of DCP Midstream, LLC equal to that subsidiary’s net weighted-average sales price, adjusted for transportation, processing and other charges from the tailgate of the respective asset. In conjunction with our acquisitions of our East Texas and Southeast Texas systems, which are part of our Natural Gas Services segment, we entered into agreements with DCP Midstream, LLC whereby DCP Midstream, LLC will reimburse us for certain expenditures on East Texas and Southeast Texas capital projects. These reimbursements are for specific capital projects which have commenced within three years from the respective acquisition dates. DCP Midstream, LLC made capital contributions to East Texas for capital projects of $1 million and $5 million for the years ended December 31, 2013 and 2012 respectively. DCP Midstream, LLC made capital contributions to Southeast Texas for capital projects of $5 million for the year ended December 31, 2012. We made a distribution to DCP Midstream, LLC related to capital projects at Southeast Texas of $3 million for the year ended December 31, 2013.
In conjunction with our acquisition of the O'Connor and Lucerne 1 plants, we entered into long-term fee-based processing agreements with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge on a portion of the plants' capacities, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the plants. We report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates. Under the O'Connor agreement, we received fees of $35 million and $6 million during the years ended December 31, 2014 and 2013, respectively. Under the Lucerne 1 agreement, we received fees of $10 million during the year ended December 31, 2014.
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
In addition to agreements with other third party shippers, the Texas Express, Front Range, Sand Hills and Southern Hills pipelines have in place 15-year transportation agreements, commencing at the pipelines' respective in-service dates, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in each respective pipeline’s tariffs.
We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We report fees associated with these activities in the consolidated statements of operations as operating and maintenance expense.

Spectra Energy
We had propane supply agreements with Spectra Energy that expired in April 2012, which provided us propane supply at our marine terminals, included in our Wholesale Propane Logistics segment, for up to approximately 185 million gallons of propane annually.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$2,179	$1,830	$1,691
Transportation, processing and other	$92	$60	$52
Purchases of natural gas, propane and NGLs	$194	$204	$173
Gains from commodity derivative activity, net	$118	$22	$53
Operating and maintenance expense	$1	$1	$1
General and administrative expense	$47	$46	$58
Phillips 66:
Sales of natural gas, propane, NGLs and condensate	$1	$1	$—
ConocoPhillips:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$9
Transportation, processing and other	$—	$—	$3
Purchases of natural gas, propane and NGLs	$—	$—	$67
Spectra Energy:
Purchases of natural gas, propane and NGLs	$77	$63	$166
Transportation, processing and other	$14	$—	$—
Unconsolidated affiliates:
Purchases of natural gas, propane and NGLs	$—	$—	$2

We had balances with affiliates as follows:

	December 31, 2014	December 31, 2013
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$163	$211
Accounts payable	$24	$37
Unrealized gains on derivative instruments — current	$207	$79
Unrealized gains on derivative instruments — long-term	$25	$81
Unrealized losses on derivative instruments — current	$43	$18
Unrealized losses on derivative instruments — long-term	$—	$1
Spectra Energy:
Accounts receivable	$1	$1
Accounts payable	$3	$6

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

6. Inventories
Inventories were as follows:

	December 31, 2014	December 31, 2013
	(Millions)
Natural gas	$36	$38
NGLs	27	29
Total inventories	$63	$67
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $24 million, $4 million and $19 million in lower of cost or market adjustments during the years ended December 31, 2014, 2013 and 2012, respectively.
7. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2014	December 31, 2013
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,209	$2,205
Processing, storage, and terminal facilities	35 — 60 Years	2,071	1,645
Other	3 — 30 Years	50	49
Construction work in progress		281	310
Property, plant and equipment		4,611	4,209
Accumulated depreciation		(1,264)	(1,163)
Property, plant and equipment, net		$3,347	$3,046
Interest capitalized on construction projects for the years ended December 31, 2014, 2013 and 2012 was $8 million, $11 million and $7 million, respectively.
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
Depreciation expense was $101 million, $87 million and $83 million for the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014 and 2013, we discontinued certain construction projects and wrote off approximately $3 million and $8 million, respectively, in construction work in progress to other expense in the consolidated statements of operations. We had no write-offs during the year ended December 31, 2012.
Asset Retirement Obligations - As of December 31, 2014 and 2013, we had asset retirement obligations of $27 million and $24 million, respectively, included in other long-term liabilities in the consolidated balance sheets. During the year ended December 31, 2014, we recorded a change in estimate to increase our asset retirement obligations by $1 million. The change in estimate was primarily attributable to a reassessment of anticipated timing of settlements and of the original asset retirement obligation amounts. Accretion expense was $2 million and $1 million for the years ended December 31, 2014 and 2013 and accretion benefit was less than $1 million for the year ended December 31, 2012.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

8. Goodwill and Intangible Assets
The carrying value of goodwill as of both December 31, 2014 and December 31, 2013 was $154 million, consisting of $82 million for our Natural Gas Services segment, $35 million for our NGL Logistics segment, and $37 million for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment at the reporting unit level, which is identified by assessing whether any components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the fair value of goodwill exceeded its carrying value and that the entire amount of goodwill disclosed on the consolidated balance sheet is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2014	2013
	(Millions)
Gross carrying amount	$164	$164
Accumulated amortization	(44)	(35)
Intangible assets, net	$120	$129

We recorded amortization expense of $9 million for the year ended December 31, 2014, and $8 million for each of the years ended December 31, 2013, and 2012. As of December 31, 2014, the remaining amortization periods ranged from approximately 7 years to 21 years, with a weighted-average remaining period of approximately 16 years.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2015	$8
2016	8
2017	8
2018	8
2019	8
Thereafter	80
Total	$120

9. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2014	December 31, 2013
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$413	$—
Discovery Producer Services LLC	40%	406	348
DCP Southern Hills Pipeline, LLC	33.33%	329	—
Front Range Pipeline LLC	33.33%	169	134
Texas Express Pipeline LLC	10%	98	96
Mont Belvieu Enterprise Fractionator	12.5%	23	26
Mont Belvieu 1 Fractionator	20%	14	16
Other	Various	7	7
Total investments in unconsolidated affiliates		$1,459	$627
There was an excess of the carrying amount of the investment over the underlying equity of Sand Hills of $10 million at December 31, 2014 which is associated with interest capitalized during the construction of the Sand Hills pipeline and is being amortized over the life of the underlying long-lived assets of Sand Hills pipeline.
There was a deficit between the carrying amount of the investment and the underlying equity of Discovery of $25 million and $28 million at December 31, 2014 and 2013, respectively, which is associated with, and is being amortized over, the life of the underlying long-lived assets of Discovery.
There was an excess of the carrying amount of the investment over the underlying equity of Southern Hills of $8 million at December 31, 2014 which is associated with interest capitalized during the construction of the Southern Hills pipeline and is being amortized over the life of the underlying long-lived assets of Southern Hills pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Front Range of $5 million and $4 million at December 31, 2014 and 2013, respectively, which is associated with interest capitalized during the construction of the pipeline and is being amortized over the life of the underlying long-lived assets of Front Range pipeline.
There was an excess of the carrying amount of the investment over the underlying equity of Texas Express of $3 million at December 31, 2014 and 2013, respectively, which is associated with interest capitalized during the construction of the pipeline and is being amortized over the life of the underlying long-lived assets of Texas Express.
There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu 1 of $4 million and $5 million at December 31, 2014 and 2013, respectively, which is associated with, and is being amortized over the life of the underlying long-lived assets of Mont Belvieu 1.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
DCP Sand Hills Pipeline, LLC	$24	$—	$—
Mont Belvieu Enterprise Fractionator	16	14	5
DCP Southern Hills Pipeline, LLC	13	—	—
Mont Belvieu 1 Fractionator	12	19	6
Discovery Producer Services LLC	5	1	15
Texas Express Pipeline LLC	3	(1)	—
Front Range Pipeline LLC	2	—	—
Total earnings from unconsolidated affiliates	$75	$33	$26
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Statements of operations:
Operating revenue	$826	$484	$293
Operating expenses	$475	$298	$190
Net income	$349	$186	$103

	December 31, 2014	December 31, 2013
	(Millions)
Balance sheets:
Current assets	$207	$182
Long-term assets	5,157	2,678
Current liabilities	(200)	(276)
Long-term liabilities	(164)	(37)
Net assets	$5,000	$2,547

10. Fair Value Measurement
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 12 - Risk Management and Hedging Activities.
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

Interest Rate Derivative Assets and Liabilities
We may use interest rate swap agreements as part of our overall capital strategy. These instruments would effectively exchange a portion of our existing floating rate debt for fixed-rate debt. Our swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of our interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment; goodwill; and long-lived intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

The following table presents the financial instruments carried at fair value as of December 31, 2014 and December 31, 2013, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$92	$138	$230	$—	$14	$65	$79
Short-term investments (b)	$24	$—	$—	$24	$9	$—	$—	$9
Long-term assets (c):
Commodity derivatives	$—	$21	$18	$39	$—	$12	$75	$87
Current liabilities (d):
Commodity derivatives	$—	$(43)	$—	$(43)	$—	$(26)	$—	$(26)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)
Long-term liabilities (e):
Commodity derivatives	$—	$—	$—	$—	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the years ended December 31, 2014 and 2013, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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
We manage our overall risk at the portfolio level and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforward below, the gains or losses in the table do not reflect the effect of our total risk management activities.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Year ended December 31, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net realized and unrealized gains (losses) included in earnings (c)	150	(57)	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(77)	—	—	—
Purchases	—	—	—	—
Ending balance	$138	$18	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$138	$(57)	$—	$—
Year ended December 31, 2013 (a):
Beginning balance	$40	$65	$(1)	$—
Net realized and unrealized gains (losses) included in earnings (c)	42	(50)	—	—
Transfers out of Level 3 (b)	(1)	(2)	1	—
Settlements	(40)	—	—	—
Purchases	24	62	—	—
Ending balance	$65	$75	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (c)	$41	$(50)	$—	$—

(a)	There were no issuances or sales of derivatives or transfers into Level 3 for the years ended December 31, 2014 and 2013.

(b)	Amounts transferred into/out of Level 3 are reflected at fair value as of the end of the period.

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

	December 31, 2014
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$156	$0.17-$1.13	Per gallon

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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
The fair value of our interest rate swaps, if applicable, and commodity non-trading derivatives is based on prices supported by quoted market prices and other external sources and prices based on models and other valuation methods. The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, if applicable, our NGL and crude oil swaps and our NYMEX positions in natural gas. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from a third party pricing service and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate. The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the specific market point.
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
We determine the fair value of our fixed-rate Senior Notes, based on quotes obtained from bond dealers. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2014 and December 31, 2013, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions)

Long-Term Senior Notes	$2,311	$2,334	$1,590	$1,573

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

11. Debt

	December 31, 2014	December 31, 2013
	(Millions)
Commercial Paper
Short-term borrowings, weighted-average interest rate of 1.14% as of December 31, 2013	$—	$335
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	—
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	—
Unamortized discount	(14)	(10)
Total debt	2,311	1,925
Short-term borrowings	—	(335)
Current maturities of long-term debt	(250)	—
Total long-term debt	$2,061	$1,590
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
As of December 31, 2014, the unused capacity under the Amended and Restated Credit Agreement was $1,249 million, which is net of letters of credit. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

The Amended and Restated Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and following the consummation of qualifying acquisitions, not more than 5.5 to 1.0, on a temporary basis for three consecutive quarters, including the quarter in which such acquisition is consummated. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings based pricing grid. Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, interest rates and fees under the DCP Partners Amended and Restated Credit Agreement have increased.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Commercial Paper Program
We have a commercial paper program, or the Commercial Paper Program, under which we may issue unsecured commercial paper notes. Amounts available under this program may be borrowed, repaid, and re-borrowed from time to time with the maximum aggregate principal amount of notes outstanding, combined with the amount outstanding under our Amended and Restated Credit Agreement, not to exceed $1.25 billion in the aggregate. As of December 31, 2014, we had no commercial paper outstanding. Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, we longer have access to the Commercial Paper Program. Our available liquidity under the Commercial Paper Program will be replaced with borrowings under the DCP Partners Amended and Restated Credit Agreement.
Debt Securities
In March 2014, we issued $325 million of 2.70% five-year Senior Notes due April 1, 2019 and $400 million of 5.60% 30-year Senior Notes due April 1, 2044. We received proceeds of $320 million and $392 million, respectively, net of underwriters’ fees, related expenses and unamortized discounts which we used to pay a portion of the consideration for the March 2014 Transactions. Interest on the notes is paid semi-annually on April 1 and October 1 of each year, commencing October 1, 2014. The notes will mature on April 1, 2019 and April 1, 2044, respectively, unless redeemed prior to maturity.
In March 2013, we issued $500 million of 3.875% 10-year Senior Notes due March 15, 2023. We received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts, which we used to fund a portion of the purchase price for the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes is paid semi-annually on March 15 and September 15 of each year, commencing September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity.
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
12. Risk Management and Hedging Activities
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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2014.

Interest Rate Risk

We enter into debt arrangements that have either fixed or floating rates, therefore we are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps to convert our floating rate debt to fixed-rate debt or to convert our fixed-rate debt to floating rate debt. Our primary goals include: (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates.
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
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $4 million as of December 31, 2014.
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of December 31, 2014, we were not a party to any agreements that would trigger the cross-default provisions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2014, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2014, if a credit-risk related event were to occur, we would not have been required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position at that time.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Unconsolidated Affiliates
Discovery, one of our unconsolidated affiliates, entered into agreements with a pipe vendor denominated in a foreign currency in connection with the expansion of the natural gas gathering pipeline system in the deepwater Gulf of Mexico, the Keathley Canyon Connector. Discovery entered into certain foreign currency derivative contracts to mitigate a portion of the foreign currency exchange risks which were designated as cash flow hedges. As these hedges are owned by Discovery, an unconsolidated affiliate, and designated as cash flow hedges, we include the impact to AOCI on our consolidated balance sheet.
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

	December 31, 2014			December 31, 2013
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$269	$(42)	$227	$166	$(13)	$153
Liabilities:
Commodity derivatives	$(43)	$42	$(1)	$(27)	$13	$(14)
Interest rate derivatives	$—	$—	$—	$(2)	$—	$(2)

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2014 and 2013.

Balance Sheet Line Item	December 31, 2014	December 31, 2013	Balance Sheet Line Item	December 31, 2014	December 31, 2013
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$230	$79	Unrealized losses on derivative instruments — current	$(43)	$(26)
Unrealized gains on derivative instruments — long-term	39	87	Unrealized losses on derivative instruments — long-term	—	(1)
	$269	$166		$(43)	$(27)
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(2)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	—
	$—	$—		$—	$(2)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2014:

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

(c)
For the year ended December 31, 2014, $1 million of derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

For the year ended December 31, 2014, no derivative losses attributable to the ineffective portion and amount excluded from effectiveness testing was recognized in gains or losses from commodity derivative activity, net and interest expense in our consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2013:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(10)		$(6)	$1	$(15)
Losses reclassified from AOCI to earnings — effective portion	$4	(b)	$—	$—	$4
Net deferred losses in AOCI (ending balance)	$(6)		$(6)	$1	$(11)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our consolidated statements of operations.
For the year ended December 31, 2013, less than $1 million of derivative losses attributable to the ineffective portion was recognized in gains or losses from commodity derivative activity, net and interest expense in our consolidated statements of operations. For the year ended December 31, 2013, $1 million of derivative gains or losses were reclassified from AOCI to current period earnings as a result of amounts excluded from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2014	2013	2012
	(Millions)
Third party:
Realized (losses) gains	$(2)	$(19)	$4
Unrealized gains	38	14	13
Gains (losses) from commodity derivative activity, net	$36	$(5)	$17
Affiliates:
Realized gains	$70	$73	$45
Unrealized gains (losses)	48	(51)	8
Gains from commodity derivative activity, net —affiliates	$118	$22	$53

Interest Rate Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2014	2013	2012
	(Millions)
Third party:
Realized losses	$(2)	$(2)	$(7)
Unrealized gains	2	2	7
Interest expense	$—	$—	$—
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	December 31, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMBtu)
2015	(745,695)	(20,803,975)	(5,573,570)	2,640,000
2016	(561,922)	(5,668,564)	(813,267)	1,690,000
2017	—	(6,387,500)	—	—

	December 31, 2013
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMBtu)
2014	(690,945)	(21,673,620)	(5,171,910)	21,415,000
2015	(745,695)	(9,458,975)	(5,691,570)	1,875,000
2016	(561,922)	(1,838,564)	(813,267)	—
We periodically enter into interest rate swap agreements to mitigate a portion of our floating rate interest exposure. As of December 31, 2013, we had swaps with a notional value of $70 million and $80 million, which, in aggregate, exchanged $150 million of our floating rate obligation to a fixed rate obligation through June 2014.
13. Partnership Equity and Distributions
In June 2014, we filed a shelf registration statement on Form S-3 with the SEC with a maximum offering price of $500 million, which became effective on July 11, 2014. The shelf registration statement allows us to issue additional common units. In September 2014, we entered into an equity distribution agreement, or the 2014 equity distribution agreement, with a group of financial institutions as sales agents. The 2014 equity distribution agreement provides for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $500 million. During the year ended December 31, 2014, we issued 2,256,066 of our common units pursuant to the 2014 equity distribution agreement and received proceeds of $119 million, net of commissions and accrued offering costs of $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2014, approximately $380 million remained available for sale pursuant to the 2014 equity distribution agreement.
In March 2014, we issued 14,375,000 common units to the public at $48.90 per unit. We received proceeds of $677 million, net of offering costs.
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for the March 2014 Transactions.
In August 2013, we issued 9,000,000 common units to the public at $50.04 per unit. We received proceeds of $434 million, net of offering costs.
In June 2013, we filed a shelf registration statement on Form S-3, or the June 2013 shelf registration statement, with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The June 2013 shelf registration statement allowed us to issue additional common units. In November 2013, we entered into an equity distribution agreement related to the June 2013 shelf registration statement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The 2013 equity distribution agreement provided for the offer and sale from time to time, through our sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2014, we issued 3,769,635 common units pursuant to the 2013 equity distribution agreement and received proceeds of $206 million, which is net of commissions and offering costs of $2 million. During the year ended December 31, 2013, we issued 1,839,430 of our common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of commissions and offering costs of $1 million. The proceeds were used to finance growth opportunities and for general partnership purposes. In connection with our entry into the 2014 equity distribution agreement, we terminated the

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

2013 equity distribution agreement in September 2014. In October 2014, we de-registered the common units that remained unsold under the 2013 equity distribution agreement at the time of its termination.
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

In July 2012, we closed a private placement of equity with a group of institutional investors in which we sold 4,989,802 common units at a price of $35.55 per unit, and received proceeds of $174 million, net of offering costs.

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
In August 2011, we entered into an equity distribution agreement with a financial institution, as sales agent. The agreement provides for the offer and sale from time to time, through our sales agent, of common units having an aggregate offering amount of up to $150 million. During the year ended December 31, 2013, we issued 1,408,547 of our common units pursuant to this equity distribution agreement and received proceeds of $67 million, net of commissions and offering costs of $2 million. During the year ended December 31, 2012, we issued 1,147,654 of our common units pursuant to this equity distribution agreement and received proceeds of $47 million, net of commissions and offering costs of $2 million. The proceeds were used to finance growth opportunities and for general partnership purposes. In September 2013, we de-registered the common units that remained unsold under this equity distribution agreement.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

General Partner Interest and Incentive Distribution Rights - The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of approximately 1.7% as of December 31, 2014. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.
The following table presents our cash distributions paid in 2014, 2013 and 2012:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 14, 2014	$0.7700	$117
August 14, 2014	$0.7575	$111
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
November 14, 2012	$0.6800	$53
August 14, 2012	$0.6700	$49
May 15, 2012	$0.6600	$43
February 14, 2012	$0.6500	$37
14. Equity-Based Compensation

On November 28, 2005, the board of directors of our General Partner adopted a Long-Term Incentive Plan, or the 2005 LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2005 LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. The 2005 LTIP phantom units consist of a notional unit based on the value of the Partnership's common units. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be issued and delivered pursuant to awards under the 2005 LTIP. Awards that are canceled or forfeited, or are withheld to satisfy the General Partner’s tax withholding obligations, are available for delivery pursuant to other awards. On February 15, 2012, the board of directors of our General Partner adopted a 2012 LTIP for employees,

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provides for the grant of phantom units and DERs. The 2012 LTIP phantom units consist of a notional unit based on the value of common units or shares of Phillips 66 and Spectra Energy. The LTIPs were administered by the compensation committee of the General Partner’s board of directors through 2012, and by the General Partner’s board of directors beginning in 2013. Awards are issued under both LTIPs and all awards are subject to cliff vesting.

Since we have the intent and ability to settle certain awards within our control in units, we classify them as equity awards based on their fair value. The fair value of our equity awards is determined based on the closing price of our common units at the grant date. Compensation expense on equity awards is recognized ratably over each vesting period. We account for other awards which are subject to settlement in cash, including DERs, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date.

We recognized $1 million in compensation expense related to our LTIP awards for the year ended December 31, 2014 and $2 million for each of the years ended December 31, 2013 and 2012. As of December 31, 2014, we have less than $1 million of unrecognized compensation expense related to LTIP awards.

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
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under the LTIP. The dilutive effect of unit-based awards was 10,574, 19,179 and 33,034 equivalent units during the years ended December 31, 2014, 2013 and 2012, respectively.
16. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the years ended December 31, 2014, 2013 and 2012.

The State of Texas imposes a margin tax that is assessed at 0.95%, 0.975%, and 1% of taxable margin apportioned to Texas for the years ended December 31, 2014, 2013 and 2012.

Income tax expense consists of the following:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Current state income tax expense	$3	$3	$1
Deferred state income tax expense	3	5	—
Total income tax expense	$6	$8	$1

We had net long-term deferred tax liabilities of $13 million and $11 million as of December 31, 2014 and 2013, included in other long-term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our Texas operations and are primarily associated with depreciation related to property, plant and equipment.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Other Commitments and Contingencies - We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $13 million, $17 million, and $14 million for the years ended December 31, 2014, 2013, and 2012, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2014:

(Millions)
2015	$15
2016	12
2017	11
2018	9
2019	8
Thereafter	26
Total minimum rental payments	$81

18. Business Segments
Our operations are located in the United States and are organized into three reporting segments: Natural Gas Services; NGL Logistics; and Wholesale Propane Logistics. Our chief operating decision maker regularly reviews financial information about our operating segments, which are aggregated into the reporting units presented, in deciding how to allocate resources and evaluate performance.
Natural Gas Services — Our Natural Gas Services segment provides services that include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. The segment consists of our Eagle Ford system, East Texas system, Southeast Texas system, Michigan system, Northern Louisiana system, Southern Oklahoma system, Wyoming system, DJ Basin system, 75% interest in the Piceance system and 40% interest in Discovery.
NGL Logistics — Our NGL Logistics segment provides services that include transportation, storage and fractionation of NGLs. The segment consists of our storage facility in Michigan, the DJ Basin fractionators, 12.5% interest in the Mont Belvieu Enterprise fractionator, 20% interest in the Mont Belvieu 1 fractionator, the Southern Hills intrastate pipeline, the Sand Hills interstate pipeline, the Black Lake and Wattenberg interstate pipelines, the Seabreeze and Wilbreeze intrastate pipelines, 33.33% interest in the Front Range interstate pipeline, and 10% interest in the Texas Express intrastate pipeline.
Wholesale Propane Logistics — Our Wholesale Propane Logistics segment provides services that include the receipt of propane and other liquefied petroleum gases by pipeline, rail or ship to our terminals that store and deliver the product to distributors. The segment consists of 6 owned rail terminals, one owned marine terminal, one leased marine terminal, one pipeline terminal and access to several open-access pipeline terminals.
These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Gross margin is a performance measure utilized by management to monitor the operations of each segment.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

The following tables set forth our segment information:
Year Ended December 31, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$3,163	$73	$406	$—	$3,642
Gross margin (a)	$756	$73	$18	—	$847
Operating and maintenance expense	(189)	(16)	(11)	—	(216)
Depreciation and amortization expense	(101)	(7)	(2)	—	(110)
General and administrative expense	—	—	—	(64)	(64)
Other expense	(2)	(1)	—	—	(3)
Earnings from unconsolidated affiliates	5	70	—	—	75
Interest expense	—	—	—	(86)	(86)
Income tax expense	—	—	—	(6)	(6)
Net income (loss)	$469	$119	$5	$(156)	$437
Net income attributable to noncontrolling interests	(14)	—	—	—	(14)
Net income (loss) attributable to partners	$455	$119	$5	$(156)	$423
Non-cash derivative mark-to-market (b)	$89	$—	$(3)	$—	$86
Non-cash lower of cost or market adjustments	$11	$—	$13	$—	$24
Capital expenditures	$297	$25	$16	$—	$338
Acquisition expenditures	$102	$673	$—	$—	$775
Investments in unconsolidated affiliates	$75	$76	$—	$—	$151

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

Year Ended December 31, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,598	$73	$380	$—	$3,051
Gross margin (a)	$501	$72	$52	$—	$625
Operating and maintenance expense	(184)	(16)	(15)	—	(215)
Depreciation and amortization expense	(87)	(6)	(2)	—	(95)
General and administrative expense	—	—	—	(63)	(63)
Other expense	(1)	(3)	(4)	—	(8)
Earnings from unconsolidated affiliates	1	32	—	—	33
Interest expense	—	—	—	(52)	(52)
Income tax expense	—	—	—	(8)	(8)
Net income (loss)	$230	$79	$31	$(123)	$217
Net income attributable to noncontrolling interests	(17)	—	—	—	(17)
Net income (loss) attributable to partners	$213	$79	$31	$(123)	$200
Non-cash derivative mark-to-market (b)	$(36)	$—	$(1)	$1	$(36)
Non-cash lower of cost or market adjustments	$2	$—	$2	$—	$4
Capital expenditures	$334	$24	$5	$—	$363
Acquisition expenditures	$696	$86	$—	$—	$782
Investments in unconsolidated affiliates	$133	$109	$—	$—	$242
Year Ended December 31, 2012:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,345	$64	$415	$—	$2,824
Gross margin (a)	$503	$64	$42	$—	$609
Operating and maintenance expense	(166)	(16)	(15)	—	(197)
Depreciation and amortization expense	(83)	(6)	(2)	—	(91)
General and administrative expense	—	—	—	(75)	(75)
Earnings from unconsolidated affiliates	15	11	—	—	26
Interest expense	—	—	—	(42)	(42)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$269	$53	$25	$(118)	$229
Net income attributable to noncontrolling interests	(13)	—	—	—	(13)
Net income (loss) attributable to partners	$256	$53	$25	$(118)	$216
Non-cash derivative mark-to-market (b)	$20	$—	$1	$—	$21
Capital expenditures	$468	$12	$4	$—	$484
Acquisitions net of cash acquired	$715	$30	$—	$—	$745
Investments in unconsolidated affiliates	$115	$43	$—	$—	$158

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	December 31,	December 31,
	2014	2013
	(Millions)
Segment long-term assets:
Natural Gas Services (c)	$3,609	$3,303
NGL Logistics	1,364	555
Wholesale Propane Logistics	118	106
Other (d)	58	100
Total long-term assets	5,149	4,064
Current assets (c)	590	503
Total assets	$5,739	$4,567

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

(c)
The segment information as of and for the years ended December 31, 2014, 2013 and 2012 includes the results of our Lucerne 1 plant, an 80% interest in the Eagle Ford system and a 100% interest in Southeast Texas. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

19. Supplemental Cash Flow Information

	Year Ended December 31,
	2014	2013	2012
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$73	$40	$23
Cash paid for income taxes, net of income tax refunds	$2	$1	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$43	$27	$47
Other non-cash additions of property, plant and equipment	$4	$1	$8
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$65	$—	$—
Non-cash excess purchase price in March 2014 Transactions and March 2013 Eagle Ford system transaction	$160	$125	$—
Accounts payable related to equity issuance costs	$—	$1	$—
Non-cash change in parent advances	$—	$—	$(115)

20. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2014 and 2013 were as follows (millions, except per unit amounts):

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

2014	First (a)	Second	Third	Fourth	Year Ended December 31, 2014 (a)
Total operating revenues	$1,081	$812	$868	$881	$3,642
Operating income	$108	$37	$111	$198	$454
Net income	$89	$29	$116	$203	$437
Net income attributable to noncontrolling interests	$(10)	$—	$—	$(4)	$(14)
Net income attributable to partners	$79	$29	$116	$199	$423
Net income allocable to limited partners	$47	$2	$86	$168	$303
Basic and diluted net income per limited partner unit	$0.50	$0.02	$0.77	$1.48	$2.84

2013	First (a)(b)	Second (a)	Third (a)	Fourth (a)	Year Ended December 31, 2013 (a)
Total operating revenues	$749	$792	$689	821	3,051
Operating income	$65	$117	$14	48	244
Net income	$60	$111	$6	40	217
Net income attributable to noncontrolling interests	$(3)	$(4)	$(3)	(7)	(17)
Net income attributable to partners	$57	$107	$3	33	200
Net income (loss) allocable to limited partners	$31	$86	$(20)	8	105
Basic and diluted net income (loss) per limited partner unit	$0.48	$1.11	$(0.24)	0.09	1.34

(a)Our consolidated results of operations have been adjusted to retrospectively include the historical results of the Lucerne 1 plant for the periods presented.
(b)Our consolidated results of operations have been adjusted to retrospectively include the historical results of an 80% interest in the Eagle Ford system for the periods presented.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$24	$1	$—	$25
Accounts receivable, net	—	—	270	—	270
Inventories	—	—	63	—	63
Other	—	—	232	—	232
Total current assets	—	24	566	—	590
Property, plant and equipment, net	—	—	3,347	—	3,347
Goodwill and intangible assets, net	—	—	274	—	274
Advances receivable — consolidated subsidiaries	2,610	1,962	—	(4,572)	—
Investments in consolidated subsidiaries	383	712	—	(1,095)	—
Investments in unconsolidated affiliates	—	—	1,459	—	1,459
Other long-term assets	—	17	52	—	69
Total assets	$2,993	$2,715	$5,698	$(5,667)	$5,739
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$271	$330	$—	$601
Advances payable — consolidated subsidiaries	—	—	4,572	(4,572)	—
Long-term debt	—	2,061	—	—	2,061
Other long-term liabilities	—	—	51	—	51
Total liabilities	—	2,332	4,953	(4,572)	2,713
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,993	387	717	(1,095)	3,002
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	2,993	383	712	(1,095)	2,993
Noncontrolling interests	—	—	33	—	33
Total equity	2,993	383	745	(1,095)	3,026
Total liabilities and equity	$2,993	$2,715	$5,698	$(5,667)	$5,739

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

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

(a)
The financial information as of December 31, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$3,143	$—	$3,143
Transportation, processing and other	—	—	345	—	345
Gains from commodity derivative activity, net	—	—	154	—	154
Total operating revenues	—	—	3,642	—	3,642
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,795	—	2,795
Operating and maintenance expense	—	—	216	—	216
Depreciation and amortization expense	—	—	110	—	110
General and administrative expense	—	—	64	—	64
Other expense	—	—	3	—	3
Total operating costs and expenses	—	—	3,188	—	3,188
Operating income	—	—	454	—	454
Interest expense, net	—	(86)	—	—	(86)
Income from consolidated subsidiaries	423	509	—	(932)	—
Earnings from unconsolidated affiliates	—	—	75	—	75
Income before income taxes	423	423	529	(932)	443
Income tax expense	—	—	(6)	—	(6)
Net income	423	423	523	(932)	437
Net income attributable to noncontrolling interests	—	—	(14)	—	(14)
Net income attributable to partners	$423	$423	$509	$(932)	$423

(a)
The financial information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$423	$423	$523	$(932)	$437
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	2	—	—	2
Other comprehensive income from consolidated subsidiaries	2	—	—	(2)	—
Total other comprehensive income	2	2	—	(2)	2
Total comprehensive income	425	425	523	(934)	439
Total comprehensive income attributable to noncontrolling interests	—	—	(14)	—	(14)
Total comprehensive income attributable to partners	$425	$425	$509	$(934)	$425

(a)
The financial information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,763	$—	$2,763
Transportation, processing and other	—	—	271	—	271
Gains from commodity derivative activity, net	—	—	17	—	17
Total operating revenues	—	—	3,051	—	3,051
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,426	—	2,426
Operating and maintenance expense	—	—	215	—	215
Depreciation and amortization expense	—	—	95	—	95
General and administrative expense	—	—	63	—	63
Other expense	—	—	8	—	8
Total operating costs and expenses	—	—	2,807	—	2,807
Operating income	—	—	244	—	244
Interest expense	—	(52)	—	—	(52)
Earnings from unconsolidated affiliates	—	—	33	—	33
Income from consolidated subsidiaries	200	252	—	(452)	—
Income before income taxes	200	200	277	(452)	225
Income tax expense	—	—	(8)	—	(8)
Net income	200	200	269	(452)	217
Net income attributable to noncontrolling interests	—	—	(17)	—	(17)
Net income attributable to partners	$200	$200	$252	$(452)	$200

(a)
The financial information for the year ended December 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$200	$200	$269	$(452)	$217
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	4	—	—	4
Other comprehensive income from consolidated subsidiaries	4	—	—	(4)	—
Total other comprehensive income	4	4	—	(4)	4
Total comprehensive income	204	204	269	(456)	221
Total comprehensive income attributable to noncontrolling interests	—	—	(17)	—	(17)
Total comprehensive income attributable to partners	$204	$204	$252	$(456)	$204

(a)
The financial information for the year ended December 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$2,520	$—	$2,520
Transportation, processing and other	—	—	234	—	234
Gains from commodity derivative activity, net	—	—	70	—	70
Total operating revenues	—	—	2,824	—	2,824
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,215	—	2,215
Operating and maintenance expense	—	—	197	—	197
Depreciation and amortization expense	—	—	91	—	91
General and administrative expense	—	—	75	—	75
Total operating costs and expenses	—	—	2,578	—	2,578
Operating income	—	—	246	—	246
Interest expense	—	(41)	(1)	—	(42)
Earnings from unconsolidated affiliates	—	—	26	—	26
Income from consolidated subsidiaries	216	257	—	(473)	—
Income before income taxes	216	216	271	(473)	230
Income tax expense	—	—	(1)	—	(1)
Net income	216	216	270	(473)	229
Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
Net income attributable to partners	$216	$216	$257	$(473)	$216

(a)
The financial information for the year ended December 31, 2012 includes the results of our Lucerne 1 plant, an 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated
	(Millions)
Net income	$216	$216	$270		$(473)	$229
Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	—	10	—		—	10
Net unrealized losses on cash flow hedges	—	(1)	—		—	(1)
Other comprehensive income from consolidated subsidiaries	9	—	—		(9)	—
Total other comprehensive income	9	9	—	—	(9)	9
Total comprehensive income	225	225	270		(482)	238
Total comprehensive income attributable to noncontrolling interests	—	—	(13)		—	(13)
Total comprehensive income attributable to partners	$225	$225	$257		$(482)	$225

(a)
The financial information for the year ended December 31, 2012 includes the results of our Lucerne 1 plant, an 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	—	(73)	597	—	524
INVESTING ACTIVITIES:
Intercompany transfers	(581)	(280)	—	861	—
Capital expenditures	—	—	(338)	—	(338)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Acquisition of unconsolidated affiliates	—	—	(673)	—	(673)
Investments in unconsolidated affiliates	—	—	(151)	—	(151)
Proceeds from sales of assets	—	—	28	—	28
Net cash used in investing activities	(581)	(280)	(1,236)	861	(1,236)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	861	(861)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of commercial paper, net	—	(335)	—	—	(335)
Payments of deferred financing costs	—	(7)	—	—	(7)
Excess purchase price over acquired interests and commodity hedges	—	—	(18)	—	(18)
Proceeds from issuance of common units, net of offering costs	1,001	—	—	—	1,001
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(420)	—	—	—	(420)
Distributions to noncontrolling interests	—	—	(14)	—	(14)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by financing activities	581	377	628	(861)	725
Net change in cash and cash equivalents	—	24	(11)	—	13
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	—	24	1	—	25

(a)
The financial information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(45)	$387	$3	$345
INVESTING ACTIVITIES:
Intercompany transfers	(806)	(258)	—	1,064	—
Capital expenditures	—	—	(363)	—	(363)
Acquisitions, net of cash acquired	—	—	(696)	—	(696)
Investments in unconsolidated affiliates	—	—	(242)	—	(242)
Acquisition of unconsolidated affiliates	—	—	(86)	—	(86)
Net cash used in investing activities	(806)	(258)	(1,387)	1,064	(1,387)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	1,064	(1,064)	—
Proceeds from long-term debt	—	1,957	—	—	1,957
Payments of long-term debt	—	(1,988)	—	—	(1,988)
Proceeds from issuance of commercial paper	—	335	—	—	335
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	1,083	—	—	—	1,083
Excess purchase price over acquired interests and commodity hedges	—	—	(85)	—	(85)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	11	—	11
Distributions to limited partners and general partner	(277)	—	—	—	(277)
Distributions to noncontrolling interests	—	—	(24)	—	(24)
Contributions from noncontrolling interests	—	—	46	—	46
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by financing activities	806	300	1,010	(1,064)	1,052
Net change in cash and cash equivalents	—	(3)	10	3	10
Cash and cash equivalents, beginning of period	—	3	2	(3)	2
Cash and cash equivalents, end of period	$—	$—	$12	$—	$12

(a)
The financial information during the year ended December 31, 2013 includes the results of our Lucerne 1 plant and an 80% interest in the Eagle Ford system. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2012 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(39)	$142	$(1)	$102
INVESTING ACTIVITIES:
Intercompany transfers	(274)	(827)	—	1,101	—
Capital expenditures	—	—	(484)	—	(484)
Acquisitions, net of cash acquired	—	—	(745)	—	(745)
Investments in unconsolidated affiliates	—	—	(158)	—	(158)
Return of investment from unconsolidated affiliate	—	—	1	—	1
Proceeds from sale of assets	—	—	2	—	2
Net cash used in investing activities	(274)	(827)	(1,384)	1,101	(1,384)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	1,101	(1,101)	—
Proceeds from long-term debt	—	2,665	—	—	2,665
Payments of long-term debt	—	(1,792)	—	—	(1,792)
Payment of deferred financing costs	—	(8)	—	—	(8)
Proceeds from issuance of common units, net of offering costs	455	—	—	—	455
Excess purchase price over acquired assets	—	—	(225)	—	(225)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	336	—	336
Distributions to common unitholders and general partner	(181)	—	—	—	(181)
Distributions to noncontrolling interests	—	—	(9)	—	(9)
Contributions from noncontrolling interests	—	—	25	—	25
Contributions from DCP Midstream, LLC	—	—	10	—	10
Net cash provided by financing activities	274	865	1,238	(1,101)	1,276
Net change in cash and cash equivalents	—	(1)	(4)	(1)	(6)
Cash and cash equivalents, beginning of year	—	4	6	(2)	8
Cash and cash equivalents, end of year	$—	$3	$2	$(3)	$2

(a)
The financial information during the year ended December 31, 2012 includes the results of our Lucerne 1 plant, our 80% interest in the Eagle Ford system and our 100% interest in Southeast Texas and commodity derivative hedge instruments related to the Southeast Texas storage business. These transfers of net assets between entities under common control were accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012 - (Continued)

22. Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Charged to Other Accounts	Deductions/Other	Balance at End of Period
	(Millions)
December 31, 2014
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

23. Subsequent Events
On January 29, 2015, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution was paid on February 13, 2015 to unitholders of record on February 9, 2015.
In January 2015, we entered into an agreement with an affiliate of Enterprise Products Partners L.P., or Enterprise, to acquire a 15% ownership interest in Panola Pipeline Company, LLC, or Panola. The anticipated total consideration of approximately $26 million includes our proportionate share in construction costs for an anticipated expansion of the existing Panola NGL pipeline. Originating near Carthage, Texas, the 10-inch diameter expansion will extend approximately 60 miles to Lufkin, Texas and will have an initial capacity of approximately 50 MBbls/d, with expansion to 100 MBbls/d possible following installation of additional pump stations. We, WGR Asset Holding Company LLC, which is an affiliate of Anadarko Petroleum Corporation, and MarkWest Panola Pipeline L.L.C. will each own a 15% interest in Panola. Enterprise will own a 55% interest in Panola and will construct and operate the expansion, which is expected to be in service in the first quarter of 2016.
On February 10, 2015, we, along with Williams Partners L.P., announced that the new extended Discovery natural gas gathering pipeline system is now flowing natural gas. The Keathley Canyon Connector, a 20-inch diameter, 209-mile subsea natural gas gathering pipeline is capable of gathering more than 400 MMcf/d of natural gas, and originates in the southeast portion of the Keathley Canyon protraction area of the Gulf of Mexico, and terminates into Discovery’s 30-inch diameter mainline near South Timbalier Block 283.
Subsequent to December 31, 2014, our credit rating has been lowered below investment grade. As a result of this ratings action, we no longer have access to the Commercial Paper Program. Our available liquidity under the Commercial Paper Program will be replaced with borrowings under our Amended and Restated Credit Agreement. Additionally, as a result of this ratings action, interest rates and fees under our Amended and Restated Credit Agreement have increased.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2014, our disclosure controls and procedures were effective at a reasonable assurance level. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the 2013 framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.
Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2015

Item 9B. Other Information

Amendment to Services Agreement

On February 23, 2015, we entered into the Third Amendment, or the Amendment, to the previously disclosed Services Agreement, dated February 14, 2013, or, as so amended, the Services Agreement, by and between us and DCP Midstream, LP, or Midstream LP. The Amendment increases the annual limit on the amount of expenses that we reimburse to Midstream LP by approximately $25 million to $71 million for general and administrative services that Midstream LP will provide to us during calendar year 2015, thereafter subject to an annual increase based on the Consumer Price Index. Our growth, both from organic growth and acquisitions, has resulted in us becoming a much larger portion of the business of DCP Midstream, LLC, the owner of Midstream LP and the sole member of our General Partner, over the past few years. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets.

The Amendment was approved by the special committee of the board of directors of our General Partner, which is comprised of independent directors and acts as our conflicts committee, as required by our partnership agreement and the terms of the Services Agreement.

The foregoing description of the Amendment is not complete and is qualified in its entirety by reference to the full and complete terms of the Amendment, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.15 and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Management of DCP Midstream Partners, LP
We do not have directors or officers, which is commonly the case with publicly traded partnerships. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as our General Partner. Our General Partner is 100% owned by DCP Midstream, LLC. The officers and directors of our General Partner are responsible for managing us. All of the directors of our General Partner are elected annually by DCP Midstream, LLC and all of the officers of our General Partner serve at the discretion of the directors. Unitholders are not entitled to elect the directors of our General Partner or participate, directly or indirectly, in our management or operations.
Board of Directors and Executive Officers of DCP Midstream GP, LLC
The board of directors of our General Partner currently has ten members, four of whom are independent as defined under the independence standards established by the NYSE. Because we are a listed limited partnership and a controlled company, we are not required by the NYSE rules to have a majority of independent directors on the board of directors of our General Partner or to establish a compensation committee or a nominating/corporate governance committee. However, the board of directors of our General Partner has established an audit committee consisting of four independent members of the board and a special committee to address conflict situations.
Our General Partner’s board of directors annually reviews the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with our General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with our General Partner. Our General Partner’s board of directors has affirmatively determined that Messrs. Ferguson, McPherson, Morris, and Springer satisfy the SEC and NYSE independence standards.
The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business. Certain of these executive officers allocate their time between managing our business and affairs and the business and affairs of DCP Midstream, LLC. We expect that the amount of time these certain executive officers devote to our business may increase or decrease in future periods driven by the needs and demands of our ongoing business and business development efforts. All of our executive management personnel are employees of DCP Midstream, LLC. We also utilize employees of DCP Midstream, LLC to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC under the Services Agreement.

The following table shows information regarding the current directors and the executive officers of DCP Midstream GP, LLC. Directors are appointed annually by DCP Midstream, LLC and hold office for one year or until their successors have been elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	45	Chief Executive Officer, Chairman of the Board and Director
William S. Waldheim	58	President and Director
Sean P. O'Brien	45	Group Vice President and Chief Financial Officer
Michael S. Richards	55	Vice President, General Counsel and Secretary
Guy Buckley	54	Director
Paul F. Ferguson, Jr.	65	Director
R. Mark Fiedorek	52	Director
Frank A. McPherson	81	Director
Thomas C. Morris	74	Director
Stephen R. Springer	68	Director
Andy Viens	60	Director
Brian R. Wenzel	50	Director
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
Sean P. O'Brien was appointed Group Vice President and Chief Financial Officer of DCP Midstream GP, LLC in January 2014. Mr. O'Brien is also the Group Vice President and Chief Financial Officer for DCP Midstream, LLC and has served in that position since May 2012. Prior to that time, Mr. O’Brien was Senior Vice President and Treasurer of DCP Midstream, LLC from May 2011 and prior to that, he served as Vice President, Financial Planning and Analysis from September 2009. Prior to joining DCP Midstream, LLC in September 2009, Mr. O’Brien was with Duke Energy Corporation where he served as General Manager of Financial Planning and Forecasting for Duke Energy’s Commercial Business Unit from May 2006, and prior to that, he was Vice President and Controller of Duke Energy Generation Services from May 2005. Mr. O’Brien joined Duke Energy in 1997. Mr. O’Brien is a certified public accountant with over 21 years of experience in the finance area and over 16 years of experience in the energy industry.
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
Guy Buckley was elected as a director of DCP Midstream, GP, LLC in October 2014. Mr. Buckley is currently Chief Development Officer of Spectra Energy. Prior to assuming his current role in January 2014, Mr. Buckley served as Spectra Energy’s Treasurer and Group Vice President, Mergers and Acquisitions from January 2012 to December 2013, and as Group Vice President, Corporate Strategy and Development from December 2008 to December 2011. Since joining Spectra in 1989, Mr. Buckley has held a number of leadership positions in the areas of engineering, operations, marketing, and project and business development.
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
R. Mark Fiedorek was elected as a director of DCP Midstream GP, LLC in May 2012. Mr. Fiedorek is currently the President of Spectra Energy Transmission's western Canadian operations, a position he has been in since January 2013. Mr. Fiedorek joined Spectra Energy in 1988 and has served in a number of management positions in gas supply, operations, marketing and business development.
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
Stephen R. Springer was elected as a director of DCP Midstream GP, LLC in July 2007. Mr. Springer currently serves as chairman of the Special Committee of the board of Directors which addresses conflict situations. He began his career at Texas Gas Transmission Corporation, where he served in a variety of executive management positions within gas acquisitions and gas marketing. After serving as President of Transco Gas Marketing Company, he served as Vice President of Business Development at Williams Field Services Company and then Senior Vice President and General Manager of Williams Midstream Division, the position he held until his retirement in 2002. Mr. Springer has served on the board of directors of Atmos Energy Corporation (NYSE: ATO) since 2005 and on the board of directors of the Indiana University Foundation.
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
Director Experience and Qualifications
DCP Midstream, LLC evaluates and recommends candidates for membership on the board of directors of our General Partner based on established criteria. When evaluating director candidates, nominees and incumbent directors, DCP Midstream, LLC has informed us that it considers, among other things, educational background, knowledge of our business and industry, professional reputation, independence, and ability to represent the best interests of our unitholders. DCP Midstream, LLC and the board of directors of our General Partner believe that the above-mentioned attributes, along with the leadership skills and experience in the midstream natural gas industry, provide the Partnership with a capable and knowledgeable board of directors.
Wouter T. van Kempen - We believe Mr. van Kempen is a suitable member of the board of directors as he possesses extensive knowledge and experience about our assets as Chairman and Chief Executive Officer of DCP Midstream GP, LLC and as Chairman, President and Chief Executive Officer of DCP Midstream, LLC and he brings strong management experience having served in positions of increasing responsibility at Duke Energy and General Electric.
Guy Buckley - We believe that Mr. Buckley is a suitable member of the board of directors because of his strong industry experience. Mr. Buckley brings to the Partnership a valuable understanding of transactional, operational and financial matters through his years of service as Chief Development Officer of Spectra Energy and other senior leadership roles in areas that include mergers and acquisitions, corporate strategy and development, and project and business development.
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
William S. Waldheim - We believe Mr. Waldheim is a suitable member of the board of directors because of his extensive industry experience and his extensive knowledge about and experience with our assets as President of DCP Midstream GP, LLC and in his prior management experience with DCP Midstream, LLC.
Brian R. Wenzel - We believe that Mr. Wenzel is a suitable member of the board of directors because of his extensive industry experience, his knowledge of industry financing as Vice President and Treasurer for Phillips 66 and his significant treasury and finance experience with ConocoPhillips.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires DCP Midstream GP, LLC’s directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2014.
Audit Committee
The board of directors of our General Partner has a standing audit committee. The audit committee is composed of four independent directors, Paul F. Ferguson, Jr. (chairman), Frank A. McPherson, Thomas C. Morris and Stephen R. Springer, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. In making the independence determination, the board considered the requirements of the NYSE and our Corporate Governance Guidelines. Among other factors, the board considered current or previous employment with us, our auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with us. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.
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
Special Committee
The board of directors of our General Partner has a standing special committee, which is comprised of four independent directors, Stephen R. Springer (chairman), Paul F. Ferguson, Jr., Frank A. McPherson and Thomas C. Morris. The special committee will review specific matters that the board believes may involve conflicts of interest. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets at each quarterly meeting of the board of directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the NYSE and the Securities Exchange Act of 1934, as amended. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.
Corporate Governance Guidelines, Code of Business Ethics, and Audit Committee Charter
Our board of directors has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.
We have adopted a Code of Business Ethics applicable to the persons serving as our directors, officers (including without limitation, the chief executive officer, chief financial officer and principal accounting officer) and employees. We intend to disclose any amendment to or waiver of our Code of Business Ethics that applies to our executive officers or directors on our website at www.dcppartners.com in order to satisfy disclosure requirements under SEC and NYSE rules relating to such information.

Copies of our Corporate Governance Guidelines, Code of Business Ethics and Audit Committee Charter are available on our website at www.dcppartners.com. Copies of these items are also available free of charge in print to any person who sends a request to the office of the Secretary of DCP Midstream Partners, LP at 370 17th Street, Suite 2500, Denver, Colorado 80202. The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
Meeting Attendance and Preparation
During 2014, our board of directors met eleven times and members of the board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they serve, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.
Meeting of Non-Management Directors and Communications with Directors
At each quarterly meeting of the board of directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. The chairman of the special committee, Stephen R. Springer, presides over these executive sessions. In addition, at each quarterly meeting of the board of directors, the non-management members of the board meet in executive session. The chairman of the board of directors has historically presided over these executive sessions, however, with Wouter T. van Kempen’s appointment as chairman of the board, Andy Viens will preside over these executive sessions since Mr. van Kempen is a member of management.
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

•
based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the annual report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission; and

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
For the year ended December 31, 2014, the named executive officers, or NEOs, for our General Partner were Wouter T. van Kempen, CEO (Principal Executive Officer), William S. Waldheim, President, Sean P. O’Brien, Group Vice President and CFO (Principal Financial Officer), Rose M. Robeson, former Senior Vice President and CFO (former Principal Financial Officer), and Michael S. Richards, Vice President, General Counsel and Secretary. Certain of these NEOs allocate their time between managing our business and affairs and the business and affairs of DCP Midstream, LLC as indicated in the table below. We expect that the amount of time these certain NEOs devote to our business may increase or decrease in future periods driven by the needs and demands of our ongoing business.
The following table presents the estimated percentage of time (“time allocation”) that the General Partner’s NEOs devoted to the Partnership during the year ended December 31, 2014:

NEO	Time Devoted to the Partnership	Position with DCP Midstream GP, LLC	Position with DCP Midstream, LLC
Wouter T. van Kempen	25%	Chairman of the Board and Chief Executive Officer	Chairman of the Board, President, and Chief Executive Officer
William S. Waldheim	100%	President	Group Vice President, DCP Midstream Partners
Sean P. O'Brien	25%	Group Vice President and Chief Financial Officer	Group Vice President and Chief Financial Officer
Rose M. Robeson	100%	Former Senior Vice President and Chief Financial Officer	N/A
Michael S. Richards	90%	Vice President, General Counsel and Secretary	Vice President and Deputy General Counsel
The General Partner has not entered into employment agreements with any of the NEOs. The reimbursement for compensation of NEOs devoting less than a majority of their time to our operations and management is based on the percentage of time allocated to us during a period and is included in the fixed general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement. Each of Messrs. van Kempen and O’Brien devoted approximately 25% of his time to our business in 2014. Messrs. van Kempen and O’Brien do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and we do not pay any compensation amounts to Messrs. van Kempen and O’Brien except for amounts directly reimbursed through the general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement. In 2014, the fixed general and administrative fee we paid to DCP Midstream, LLC included an aggregate of $700,000 as reimbursement for the time allocated to our business by Messrs. van Kempen and O’Brien.

Each of Messrs. van Kempen and O’Brien expects to devote approximately 40% of his time to our matters in 2015. We will reimburse DCP Midstream, LLC for that portion of time pursuant to the Services Agreement, which we expect to be an aggregate of approximately $1,400,000.
We do not have a compensation committee. Unless otherwise specified, when we refer herein to the compensation committee, we are referring to the compensation committee of the board of directors of DCP Midstream, LLC. When we refer herein to the board of directors, we are referring to the board of directors of our General Partner.
Compensation Decisions
All compensation decisions concerning the officers and employees dedicated to our operations and management are made by the compensation committee except with regard to equity-based compensation, which is subject to approval by the board of directors of our General Partner. The compensation committee’s responsibilities on compensation matters include the following:

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

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of non-employee director and NEO compensation; and

•	periodically review the compensation of the non-employee directors.
Compensation Philosophy
Our compensation program is structured to provide the following benefits:

•	attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers;

•	motivate executive officers and key management employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation, balancing short-term and long-term results; and

•	reward individual performance.

Methodology - Advisors and Peer Companies
The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for directors who are not officers or employees of the General Partner or its affiliates, or our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2013, we engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2014. We consider BDO to be independent of the Partnership and therefore, the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2013 TowersWatson General Industry Executive Compensation Survey, or the TowersWatson survey.
The study was comprised of the following peer companies:

Access Midstream Partners, L.P.	Niska Gas Storage Partners, LLC
Atlas Pipeline Partners, L.P.	NuStar Energy, L.P.
Boardwalk Pipeline Partners, L.P.	ONEOK Partners, L.P.
Buckeye Partners, L.P.	Penn Virginia Resource Partners, L.P.
Crestwood Midstream Partners, L.P.	Plains All American Pipeline, L.P.
Crosstex Energy, L.P.	Regency Energy Partners, L.P.
Eagle Rock Energy Partners, L.P.	Southcross Energy Partners, L.P.
Enbridge Energy Partners, L.P.	Spectra Energy Partners, L.P.
Enterprise Products Partners L.P.	Sunoco Logistics Partners, L.P.
Genesis Energy, L.P.	Summit Midstream Partners, L.P.
Inergy Midstream, L.P.	Targa Resources Partners, L.P.
Kinder Morgan Energy Partners, L.P.	Western Gas Partners, L.P.
Magellan Midstream Partners, L.P.	Williams Partners, L.P.
MarkWest Energy Partners, L.P.
Studies such as this generally include only the most highly compensated officers of each company, which correlates with our General Partner’s NEOs. The results of this study, as well as other factors such as our targeted performance objectives and the compensation packages of highly compensated officers of DCP Midstream, LLC, served as a benchmark for establishing our total annual direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our General Partner’s NEOs, we used the data point that represents the mid point between the 25th percentile and the 50th percentile for peer positions from the BDO study and the data point that represents the 50th percentile of the market in the TowersWatson survey.
Components of Compensation
The total annual direct compensation program for NEOs of the General Partner consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of an equity-based grant under our long-term incentive plan, or LTIP, which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2014, this allocation for targeted compensation of our General Partner’s NEOs was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
Wouter T. van Kempen, Chairman of the Board and CEO (a)	N/A	N/A	N/A
Sean P. O'Brien, Group Vice President and CFO (a)	N/A	N/A	N/A
William S. Waldheim, President	35%	21%	44%
Michael S. Richards, Vice President, General Counsel and Secretary	44%	20%	36%
(a)Compensation for Messrs. van Kempen and O’Brien, each of whom devoted less than a majority of his time to the operations and management of the Partnership, was provided by DCP Midstream, LLC. The Partnership reimbursed DCP Midstream, LLC for their services under the Services Agreement, which reimbursement amount was based on the percentage of time allocated to our business during 2014.
In allocating compensation among these components, we believe a significant portion of the compensation of the NEOs should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the BDO study of the companies named above. Each component of compensation is further described below.
Base Salary - Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of highly compensated officers of DCP Midstream, LLC and comparisons to the salaries of individuals in similar positions obtained from the BDO study. The goal of the base salary component is to compensate NEOs at a level that approximates the median salaries of individuals in comparable positions at comparably sized companies in our industry.
The base salaries for NEOs are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. The compensation committee annually considers and approves a merit increase in base salary based upon the results of this performance review process. Merit increases are based on review of individual performance in certain categories, including: business values, safety, health and environment, leadership, financial results, project results, attitude, ability and knowledge. The compensation committee approved increases in NEO base salaries for 2014 at 3.5%. The base salaries earned by our NEOs, other than Messrs. van Kempen and O’Brien, are set forth in the “Summary Compensation” table below.
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
In 2014, the STI objectives were initially designed and proposed by our CEO and Chairman of the board of directors working with the compensation committee, with objectives that were oriented towards the Partnership and DCP Midstream, LLC (collectively, the “DCP enterprise”). These objectives were intended to promote the achievement of performance objectives of the Partnership and the DCP enterprise and historically account for 75% - 80% of the award, with personal objectives accounting for 20% - 25% of the award. Personal objectives focus on specific objectives to be targeted by each NEO for that particular fiscal year. The President’s objectives were reviewed and revised by the CEO and Chairman of the board of directors and were approved by the compensation committee. The STI objectives approved by the compensation committee were divided as follows depending on the NEO’s title: (1) Partnership and DCP enterprise objectives accounted for 75% - 80% of the STI and (2) personal objectives accounted for 20% - 25% of the STI. All STI objectives are subject to change each year. The target STI opportunities for 2014 as a percentage of base salary were as follows:

Targeted STI Opportunity
William S. Waldheim, President	60%
Michael S. Richards, Vice President, General Counsel and Secretary	45%
For 2014, there were four stated Partnership and DCP enterprise objectives under the STI which accounted for 75% - 80% of the total STI. The stated objectives for the President and the Vice President, General Counsel and Secretary are described below and were weighted as indicated for each.

1.Net Income. An objective intended to capture the net income of DCP Midstream, LLC, the owner of our General Partner and the operator of our assets (“DCP Midstream, LLC”), and which consolidates the financial results of the DCP enterprise. For this objective, the target level of performance is net income of $510 million, the maximum level of performance is net income of $970 million and the minimum level of performance is $165 million. This objective accounts for 35% of each NEO’s total STI.
2.EBIT ROCE. An objective intended to capture the constant price EBIT (earnings before interest and taxes) ROCE (return on capital employed) of DCP Midstream, LLC. For this objective, the target level of performance is EBIT ROCE of 11.2%, the maximum level of performance is EBIT ROCE of 14.1% and the minimum level of performance is EBIT ROCE of 8.3%. This objective accounts for 30% of the President’s total STI and 25% of the other NEO's total STI.
3.Recordable Injury Rate (RIR). A safety objective covering both our assets and the assets of DCP Midstream, LLC. For this objective, the target level of performance during the year is an RIR of 0.52, the maximum level of performance is an RIR of 0.30 and a minimum level of performance is an RIR of 0.90. This objective accounts for 10% of each NEO's total STI.
4.Title V Environmental Deviations. An environmental objective of non-routine air emissions, natural gas vented or flared, covering both our assets and the assets of DCP Midstream, LLC. For this objective, we have established certain levels of emissions at the assets of DCP Midstream, LLC and the Partnership that comprise the minimum, target and maximum level of performance for this objective. This objective accounts for 5% of each NEO's total STI.
The payout on these objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.
The level of performance achieved in 2014 for each of the Partnership objectives was as follows:

STI Partnership Objectives	Level of Performance Achieved
1) Net Income	Between Minimum and Target
2) EBIT ROCE	Between Minimum and Target
3) Recordable Injury Rate (RIR)	Between Target and Maximum
4) Title V Environmental Deviations	Between Minimum and Target
For 2014, the NEO’s personal objectives under the STI accounted for 20% of the total STI for the President and 25% of the total STI for the other NEO. The personal objectives were approved by the compensation committee. Each of the personal objectives and the weighting of each personal objective is described below for the President:
1)Safety and Environmental Leadership. Continue to drive the safety and environmental performance culture at the DCP enterprise to an industry leading position. This objective accounts for 4% of the President’s total STI
2)Operational Excellence and Cost Management. Identify long term operational excellence improvements and manage cost budgets. This objective accounts for 4% of the President’s total STI.
3)Project Identification and Execution. Continue to advance projects to underpin the long term growth for the DCP enterprise and deliver major projects on time/on budget and with economic returns consistent with Board approvals. This objective accounts for 4% of the President’s total STI.
4)Partnership Performance. Continue to position the Partnership as an attractive source of capital to fund growth at the DCP enterprise. This objective accounts for 4% of the President’s total STI.
5)Organizational Development. Continue to evolve a culture with a focus on development of capability, operational excellence, leadership, initiative, stability, accountability, commitment to excellence, collaboration, transparency and teamwork to drive results and effectiveness. This objective accounts for 4% of the President’s total STI.
The personal objectives for the other NEO in 2014 involved a combination of reduction of costs, asset EBIT/reliability and major project execution and initiatives at the DCP enterprise. These objectives collectively account for 25% of the other NEO’s total STI in 2014.

The payout on the individual personal objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.
Early in 2015, management prepared a report on the achievement of the Partnership objectives and the personal objectives. These results were reviewed and approved by the compensation committee in February 2015, including a calculation of the percentage achievement of each objective for purposes of the STI program. The total payout under the STI for fiscal year 2014 including both Partnership objectives and personal objectives was 89.9% of target for the President and 90.35% of target for the other NEO.
Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under our LTIP, we issued phantom limited partner units to each NEO, except for Messrs. van Kempen and O’Brien and Ms. Robeson, under our 2005 Long Term Incentive Plan and our 2012 Long Term Incentive Plan. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.
For 2014, the PPUs had the following two performance measures: (1) total shareholder return, or TSR, over the Performance Period relative to a peer group of 13 other similar publicly held master limited partnerships that we believe we compete with in the capital markets, and (2) EBIT return on capital employed, or EBIT ROCE, by DCP Midstream, LLC over the Performance Period. Half of the PPUs will be measured against the TSR performance objective and half of the PPUs will be measured against the EBIT ROCE performance measure. These performance measures were initially designed and proposed by the CEO and Chairman of the board of directors. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors. The board of directors believes utilizing TSR as a performance measure provides incentive for the continued growth of our operating footprint and distributions to unitholders. The board of directors believes utilizing EBIT ROCE of DCP Midstream, LLC aligns the performance of the executive officers with the success of the DCP enterprise. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.
For the 2014 TSR performance measure, the companies included in the peer group that will be compared against the Partnership were the following:

Access Midstream Partners, L.P.	MarkWest Energy Partners, L.P.
Atlas Pipeline Partners, L.P.	ONEOK Partners, L.P.
Crestwood Midstream Partners, L.P.	Regency Energy Partners L.P.
Crosstex Energy, L.P.	Targa Resources Partners L.P.
Enbridge Energy Partners, L.P.	Western Gas Partners, L.P.
Energy Transfer Partners L.P.	Williams Partners L.P.
Enterprise Products Partners L.P.
If our TSR ranking among the companies listed above over the Performance Period is below the 25th percentile, 0% - 50% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 25th percentile but less than or equal to the 50th percentile, 50% - 100% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 50th percentile but less than or equal to the 75th percentile, 100% - 175% of the performance units will vest. If the TSR ranking over the Performance Period is greater than the 75th percentile, 175% - 200% of the performance units will vest. Final vesting within a performance quartile will be determined by the board of directors. TSR is computed by using data obtained from Bloomberg for the peer group and will incorporate the average closing prices of the 20 trading days ending on December 31, 2013 and December 31, 2016.
If one of these peer companies is not publicly traded at the end of the Performance Period it will remain a member of the peer group for purposes of ranking the peer group total shareholder return but it will go to the bottom of the peer group ranking. If there is a combination of any of the peer group companies during the Performance Period, the performance of the surviving entity will be used. If any member of the peer group is acquired by a company outside of the peer group, it will fall out of the peer group. No new companies will be added to the peer group during the Performance Period (including a non-peer company) that may acquire a member of the peer group.

For the EBIT ROCE performance measure, EBIT will be for DCP Midstream, LLC as reported in its financial statements. Capital employed will be determined each year during the annual budget process as approved by the board of directors of DCP Midstream, LLC. The EBIT ROCE targets are reset each year and will be based on the average of the three one-year periods running from 2014 through 2016. For this objective, the target level of performance for 2014 was EBIT ROCE of 11.2%, the maximum level of performance is EBIT ROCE of 14.1% and the minimum level of performance is EBIT ROCE of 8.3%.
These PPU and RPU awards were granted at the first regular meeting of the board of directors during the first quarter of 2014. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs are paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the Performance Period and the Vesting Period on the number of PPUs earned or RPUs granted, respectively.
Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of PPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing prices of the underlying securities on the NYSE for the 20 trading days prior to the date of grant for the 2012 Long-Term Incentive Plan, and based on the closing price on the date of grant for the 2005 Long-Term Incentive Plan. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions.
The target 2014 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
William S. Waldheim, President	125%
Michael S. Richards, Vice President, General Counsel and Secretary	80%
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
In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, the recipient’s (i) PPUs will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) RPUs will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units and unpaid DERs.
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

Within the DCP Midstream, LLC non-qualified deferred compensation program is a non-qualified, defined contribution retirement plan in which benefits earned under the plan are attributable to compensation in excess of the annual compensation limits under section 401(k) of the Internal Revenue Code. Under this part of the plan, we make a contribution of up to 13% of eligible compensation, as defined by the plan, to the DCP Midstream, LLC non-qualified deferred compensation program. The cost associated with executive officers' participation in the plan is reimbursed to DCP Midstream, LLC under our Services Agreement.
In addition, we provide employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well-being. These programs include medical, pharmacy, dental, life insurance, and accidental death and disability. We also provide all employees with a monthly parking pass or a pass to be used on public transportation systems.
We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Internal Revenue Code §162(m). Accordingly, none of the compensation paid to NEOs is subject to the limitation.
Board of Directors Report on Compensation
Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the CEO and the President of the General Partner and the Chief Corporate Officer of DCP Midstream, LLC. In addition, the compensation committee engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, we recommended that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2014.
The information contained in this Board of Directors Report on Compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Board of Directors
Wouter T. van Kempen (Chairman)
Guy Buckley
Paul F. Ferguson, Jr.
R. Mark Fiedorek
Frank A. McPherson
Thomas C. Morris
Stephen R. Springer
Andy Viens
William S. Waldheim
Brian R. Wenzel
Executive Compensation
The following tables disclose the compensation of the General Partner’s NEOs, or, collectively, the “executive officers,” except for the CEO, Wouter van Kempen, and the CFO, Sean O’Brien. Each of Messrs. van Kempen and O’Brien devoted approximately 25% of his time to our management and operations in 2014. Pursuant to the Services Agreement, we reimburse DCP Midstream, LLC for the allocated portion of time that Mr. van Kempen spends on our matters. In early 2014, we announced the departure of Ms. Robeson as the Senior Vice President and CFO of the General Partner and the appointment of Mr. O’Brien as the Group Vice President and CFO of the General Partner. Pursuant to the Services Agreement, we reimburse DCP Midstream, LLC for the allocated portion of time that Mr. O’Brien spends on our matters. In 2014, the general and administrative fee we paid to DCP Midstream, LLC included an aggregate of $700,000 as reimbursement for the time allocated to our business by Messrs. van Kempen and O’Brien. Messrs. van Kempen and O’Brien are not included in these tables because they do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and we do not pay any compensation amounts to Messrs. van Kempen and O’Brien except for amounts directly reimbursed through the general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement.

Name and Principal Position	Year	Salary	LTIP Awards (c)	Non-Equity Incentive Plan Compensation (d)	All Other Compensation (e)	Total
William S. Waldheim (a)	2014	$410,231	$517,227	$221,278	$222,876	$1,371,613
President	2013	$395,961	$492,880	$286,161	$182,839	$1,357,841
	2012	$118,461	$—	$66,421	$16,543	$201,425

Rose M. Robeson (b)	2014	$82,415	$—	$—	$71,072	$153,487
former Senior Vice President	2013	$299,443	$296,675	$180,340	$112,398	$888,856
and Chief Financial Officer	2012	$180,336	$—	$65,169	$21,736	$267,241

Michael S. Richards	2014	$228,100	$183,878	$92,740	$94,297	$599,015
Vice President, General	2013	$221,415	$176,164	$120,013	$89,291	$606,883
Counsel and Secretary	2012	$213,074	$171,869	$79,039	$187,639	$651,621

(a)
Mr. Waldheim’s employment with the General Partner commenced in September 2012. The 2012 compensation amounts represent the General Partner’s pro rata share of Mr. Waldheim’s salary, which was paid by DCP Midstream, LLC, the owner of the General Partner, and participation in DCP Midstream, LLC’s STI program.

(b)	Ms. Robeson’s employment with the General Partner commenced in May 2012 and ended in January 2014.

(c)
The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB Accounting Standards Codification 718, Compensation - Stock Compensation, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2014, 2013, and 2012, the performance conditions are between 0% if the minimum level of performance is not achieved and 200% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value, for Mr. Waldheim was $517,227 and $490,097 for units granted during 2014 and 2013, respectively. The maximum value of the PPUs, based on the grant date fair value, for Ms. Robeson was $293,892 for units granted during 2013. The maximum value of the PPUs, based on the grant date fair value, for Mr. Richards was $183,878, $175,236, and $171,869 for units granted during 2014, 2013, and 2012, respectively.

(d)	The amounts in this column were earned during the fiscal year.

(e)
Includes DERs, company retirement and non-qualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other deminimus compensation, which are detailed below.

William S. Waldheim, President
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2014, 2013 and 2012 STI, Mr. Waldheim’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2014, 2013 and 2012, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2014	2013	2012
Company retirement contributions to defined contribution plans	$33,800	$33,150	$—
Non-qualified deferred compensation program contributions	$135,065	$122,812	$15,400
DERs	$50,035	$23,081	$—
Life insurance premiums (a)	$3,976	$3,796	$1,143

(a)	Paid by the Partnership on behalf of Mr. Waldheim.

Rose M. Robeson, former Senior Vice President and CFO
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2013 and 2012 STI, Ms. Robeson’s target opportunity was 50% of her annual base salary, with the possibility of earning from 0% to 100% of her annual base salary in 2013 and 2012, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2014	2013	2012
Company retirement contributions to defined contribution plans	$27,148	$28,050	$2,604
Non-qualified deferred compensation program contributions	$—	$68,955	$18,163
DERs	$5,089	$13,891	$—
Life insurance premiums (a)	$529	$1,502	$969
Vacation payout	$38,306	$—	$—

(a)	Paid by the Partnership on behalf of Ms. Robeson.
Michael S. Richards, Vice President, General Counsel and Secretary
The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2014, 2013, and 2012 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2014, 2013, and 2012, depending on the level of performance in each of the STI objectives.
“All Other Compensation” includes the following:

	2014	2013	2012
Company retirement contributions to defined contribution plans	$28,600	$28,050	$27,500
Non-qualified deferred compensation program contributions	$35,322	$30,583	$122,933
DERs	$29,253	$29,584	$36,168
Life insurance premiums (a)	$1,122	$1,074	$1,038

(a)	Paid by the Partnership on behalf of Mr. Richards.
Grants of Plan-Based Awards
Following are the grants of plan-based awards during the year ended December 31, 2014 for the General Partner’s executive officers:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)
William S. Waldheim	NA	$—	$246,139	$492,277	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	5,320	10,640	$258,614
RPUs	(c)	$—	$—	$—	5,320	5,320	5,320	$258,614
Michael S. Richards	NA	$—	$102,645	$205,290	—	—	—	$—
PPUs	(b)	$—	$—	$—	—	1,890	3,780	$91,939
RPUs	(c)	$—	$—	$—	1,890	1,890	1,890	$91,939

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.
The PPUs awarded on February 13, 2014 will vest in their entirety on December 31, 2016 if the specified performance conditions are satisfied and the RPUs awarded on February 13, 2014 will vest in their entirety on December 31, 2016 if the executive is still employed by the Partnership.
Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2014:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
William S. Waldheim	11,170	$520,846
Rose M. Robeson (c)	1,463	$68,247
Michael S. Richards	7,980	$372,329

(a)
PPUs awarded February 13, 2014 and February 14, 2013 vest in their entirety over a range of 0% to 200% on December 31, 2016 and December 31, 2015, respectively, if the specified performance conditions are satisfied. RPUs awarded February 13, 2014 and February 14, 2013, vest in their entirety on December 31, 2016 and December 31, 2015, respectively. To determine the number of unearned units and the market value, the calculation of the number of PPU’s granted on February 13, 2014 and February 14, 2013, that are expected to vest, is based on assumed performance of 100%, as the previous fiscal year performance was between minimum and target performance.

(b)	Value calculated based on the closing price at December 31, 2014 of our common units at $45.43, the closing price of Spectra Energy’s common units at $36.30, and Phillips 66’s common units at $71.70.

(c)
Represents Ms. Robeson's outstanding PPUs awarded February 14, 2013 that will vest in their entirety over a range of 0% to 200% on December 31, 2015 once the specified performance conditions are satisfied.

Option Exercises and Units Vested
Following are the units vested for the General Partner’s executive officers for the year ended December 31, 2014:

	Stock Awards (a)
Name	Number of Units Acquired on Vesting	Value Realized on Vesting
William S. Waldheim	5,320	$248,017
Rose M. Robeson (b)	3,570	$177,996
Michael S. Richards	4,324	$209,207

(a)	Includes all awards that vested during the year, regardless of whether the awards will be settled in our common units, Phillips 66 common units, Spectra Energy common units or cash.

(b)	Represents Ms. Robeson's RPUs awarded February 14, 2013 that vested in their entirety at the conclusion of her employment with the General Partner.
Non-qualified Deferred Compensation
Following is the non-qualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2014:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2014
William S. Waldheim	$41,023	$122,812	$48,228	$—	$289,874
Rose M. Robeson	$13,186	$68,955	$7,248	$(206,313)	$—
Michael S. Richards	$138,488	$30,583	$27,299	$—	$632,260

(a)
These amounts are included in the “Summary Compensation” table for the year 2014 with the exception of $11,817 for Mr. Richards, which were included in the “Summary Compensation” table for the year 2013 as they related to deferrals of 2013 STI, and $69,646 for Mr. Richards, which was included in the “Summary Compensation” table for the year 2011 as it related to deferrals of 2011 PPU.

(b)	These amounts are included in the “Summary Compensation” table for the year 2013.

(c)	The performance of executive officers non-qualified deferred compensation is linked to certain mutual funds or to the average rating of the BBB bond index at the election of the participant.
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
The following table presents PPUs, RPUs and DERs payable as of December 31, 2014 under certain circumstances, following termination, or a change in control:

Triggering Event	PPUs	RPUs	DERs	Total
William S. Waldheim
Change of Control (a)	$512,435	$515,110	$36,383	$1,063,928
Termination (b)	$179,021	$271,127	$16,216	$466,364
Michael S. Richards
Change of Control (a)	$297,600	$298,492	$26,198	$622,290
Termination (b)	$178,917	$211,764	$19,013	$409,694
----

(a)	In the event that the recipient is severed or if the recipient’s job is lower in status within twelve months of the change of control.

(b)
In the event of termination for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, at least one year after the grant date.

Compensation of Directors
General - Members of the board of directors who are officers or employees of the General Partner or its affiliates do not receive additional compensation for serving as directors. For 2014, the board approved an annual compensation package for non-employee directors, consisting of an annual $70,000 cash retainer and an annual grant of Phantom Units that approximate $70,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units are paid in units upon vesting. Chairpersons of committees of the board receive an additional annual cash retainer of $20,000. All annual cash retainers are paid on a quarterly basis in arrears. Directors do not receive additional fees for attending meetings of the board or its committees.
The directors will also be reimbursed for out-of-pocket expenses associated with their membership on the board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Following is the compensation of the General Partner’s non-employee directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash	LTIP Awards (a)	DERs	Total
Paul F. Ferguson, Jr.	$91,500	$68,600	$2,104	$162,204
Frank A. McPherson	$71,500	$68,600	$2,104	$142,204
Thomas C. Morris	$65,750	$68,600	$2,104	$136,454
Stephen R. Springer	$91,500	$68,600	$2,104	$162,204

a)	The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of ASC 718.
Mr. Ferguson is the audit committee chair and a member of the special committee.
Mr. McPherson is a member of the audit committee and the special committee.
Mr. Morris is a member of the audit committee and the special committee.
Mr. Springer is the special committee chair and a member of the audit committee.
Compensation Committee Interlocks and Insider Participation
As discussed above, our board of directors does not maintain a compensation committee. In 2014, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our general partner, reviewed all elements of compensation for our named executive officers, but the decisions with respect to equity-based compensation were subject to approval by our board of directors. In 2014, none of our directors, except for Messrs. van Kempen and Waldheim, have been or are officers or employees of us or our subsidiaries. Mr. Waldheim participates in deliberations of our board of directors with regard to executive compensation generally, but does not participate in deliberations or board actions with respect to his own compensation. Mr. van Kempen also participates in such deliberations of our board of directors; however, his compensation is determined and paid by DCP Midstream, LLC without the involvement of our board of directors. None of our named executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors during 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 19, 2015;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.
Percentage of total common units beneficially owned is based on 113,950,115 common units outstanding.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LLC (b)	22,322,428	19.6%
Kayne Anderson Capital Advisors, L.P. (c)	13,239,210	11.6%
Tortoise Capital Advisors L.L.C. (d)	9,660,015	8.5%
OppenheimerFunds, Inc. (e)	8,093,123	7.1%
Goldman Sachs Asset Management (f)	6,903,228	6.1%
ClearBridge Investments, LLC (g)	6,892,616	6.0%
Piper Jaffray Companies (h)	5,783,552	5.1%
Wouter T. van Kempen	2,540	*
William S. Waldheim	23,800	*
Sean P. O'Brien	—	*
Michael S. Richards	20,944	*
Guy Buckley	—	*
Paul F. Ferguson, Jr.	16,134	*
R. Mark Fiedorek	—	*
Frank A. McPherson	25,466	*
Thomas C. Morris	30,467	*
Stephen R. Springer	11,300	*
Andy Viens	—	*
Brian R. Wenzel	—	*
All directors and executive officers as a group (12 persons)	130,651	*

_____________
*Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

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

(c)	As set forth in a Schedule 13G/A filed on January 9, 2015. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(d)	As set forth in a Schedule 13G/A filed on February 10, 2015. The address of Tortoise Capital Advisors L.L.C. is 11550 Ash Street, Suite 300, Leawood, Kansas 66211.

(e)	As set forth in a Schedule 13G filed on January 26, 2015. The address of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, New York 10281.

(f)	As set forth in a Schedule 13G filed on February 12, 2015. The address of Goldman Sachs Asset Management is 200 West Street, New York, New York 10282.

(g)	As set forth in a Schedule 13G/A filed on February 17, 2015. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

(h)	As set forth in a Schedule 13G/A filed on February 17, 2015. The address of Piper Jaffray Companies is 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	$—	$—	$—
Equity compensation plans not approved by unitholders	—	—	771,785
Total	$—	$—	$771,785

(1)
The long-term incentive plan currently permits the grant of awards covering an aggregate of 850,000 units. For more information on our long-term incentive plan, which did not require approval by our limited partners, refer to Item 11. “Executive Compensation-Components of Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Distributions and Payments to our General Partner and its Affiliates
The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with our formation, ongoing operation, and liquidation. These distributions and payments are determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

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

Payments to our General Partner and its affiliates
In 2014, we reimbursed DCP Midstream, LLC and its affiliates $41 million under the Services Agreement. For further information regarding the reimbursement, please see the “Services Agreement” section below.

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
Services Agreement
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, which replaced the Omnibus Agreement on February 14, 2013, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index.
On March 31, 2014, the annual fee payable under the Services Agreement was increased by approximately $15 million, prorated for the remainder of the calendar year, to $44 million. The increase was predominantly attributable to additional general and administrative expenses previously incurred directly by the Eagle Ford system being reallocated to the Services Agreement in connection with the contribution of the remaining 20% interest in the Eagle Ford system to us, bringing our ownership to 100%.
On February 23, 2015, the annual fee payable under the Services Agreement was increased by approximately $25 million to $71 million, following approval of the increase by the special committee of our Board of Directors. Our growth, both from organic growth and acquisitions, has resulted in the partnership becoming a much larger portion of the business of DCP Midstream, LLC over the past few years. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee is effective starting January 1, 2015.
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
In conjunction with our acquisition of the O'Connor and Lucerne 1 plants, we entered into long-term fee-based processing agreements with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge on a portion of the plants' capacities, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the plants.
Please read Item 1. “Business - Natural Gas Services Segment - Customers and Contracts” and Note 5 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
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
Transportation Arrangements
We have a contractual arrangement with a subsidiary of DCP Midstream, LLC that provides that DCP Midstream, LLC will pay us to transport NGLs over our Seabreeze and Wilbreeze pipelines, pursuant to fee-based rates that will be applied to the volumes transported. DCP Midstream, LLC is the sole shipper on these pipelines under the transportation agreements.
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
The Texas Express, Front Range, Sand Hills and Southern Hills pipelines have in place 15-year transportation agreements, commencing at the pipelines' respective in-service dates, with DCP Midstream, LLC pursuant to which DCP Midstream, LLC has committed to transport minimum throughput volumes at rates defined in each respective pipeline’s tariffs.

DCP Midstream, LLC historically is also the largest shipper on the Black Lake pipeline, primarily due to the NGLs delivered to it from certain of our processing plants.
Derivative Arrangements
We have entered into short term commodity swap contracts with DCP Midstream, LLC whereby we receive a fixed price and we pay a floating price. For more information regarding our derivative activities with DCP Midstream, LLC, please read Item 7A. “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risk - Commodity Cash Flow Protection Activities.”
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
We pay a fee to DCP Midstream, LLC to operate our DJ Basin NGL fractionators and receive fees for the processing of DCP Midstream, LLC’s committed NGLs produced by them in Colorado at our DJ Basin NGL fractionators under agreements that are effective through March 2018. We report fees associated with these activities in the consolidated statements of operations as operating and maintenance expense.
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

	Year Ended December 31,
Type of Fees	2014	2013
	(Millions)
Audit Fees (a)	$2	$2

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

(b) Exhibits

Exhibit Number		Description
2.1	*#
Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2	*#
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3	*#
Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4	*#
Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5	*#
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6	*#
Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7	*#
Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.8	*#
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.9	*#
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.10	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.11	*#
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.12	*#
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.13	*#
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.14	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.15	*#
Purchase and Sale Agreement (O'Connor Plant) by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.16	*#
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.17	*#
Purchase and Sale Agreement, dated February 25, 2014, by and between DCP Midstream, LP, as seller, and DCP Midstream Partners, LP, as buyer (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.18	*#
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.19	*
First Amendment to Contribution Agreement, dated February 27, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 28, 2014).

2.20	*
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

4.7	*
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.8	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.1	*#
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

10.2	*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.3	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.6	*+
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.7	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.8	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.9	*+
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.10	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.11	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.12	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.13	*
First Amendment to Services Agreement, dated August 5, 2013, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

10.14	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

10.15		Third Amendment to Services Agreement, dated February 23, 2015, by and between DCP Midstream Partners, LP and DCP Midstream, LP.
10.16	*
Form of Commercial Paper Dealer Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP, and the Dealer party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 29, 2013).

10.17	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

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
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.
#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on February 25, 2015.

DCP Midstream Partners, LP

By:	DCP Midstream GP, LP its General Partner

By:	DCP Midstream GP, LLC its General Partner

By:	/s/ Wouter T. van Kempen
	Name:	Wouter T. van Kempen
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Sean P. O'Brien
	Name:	Sean P. O'Brien
	Title:	Group Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*#
Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.2	*#
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.3	*#
Contribution and Sale Agreement, dated May 21, 2007, between Gas Supply Resources Holdings, Inc., DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.4	*#
Contribution Agreement, dated May 23, 2007, among DCP LP Holdings, LP, DCP Midstream, LLC, DCP Midstream GP, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 25, 2007).

2.5	*#
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.6	*#
Purchase and Sale Agreement by and Among DCP Midstream, LLC and DCP Midstream Partners, LP dated as of November 4, 2010 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.7	*#
Contribution Agreement between DCP Southeast Texas, LLC and DCP Partners SE Texas LLC dated as of November 4, 2010 (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2010).

2.8	*#
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.9	*#
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.10	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.11	*#
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.12	*#
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.13	*#
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.14	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.15	*#
Purchase and Sale Agreement (O'Connor Plant) by and between DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.16	*#
Purchase and Sale Agreement (Front Range Pipeline) by and among DCP Midstream Partners, LP and DCP Midstream, LP dated August 5, 2013 (attached as Exhibit 2.2 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

2.17	*#
Purchase and Sale Agreement, dated February 25, 2014, by and between DCP Midstream, LP, as seller, and DCP Midstream Partners, LP, as buyer (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.18	*#
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.19	*
First Amendment to Contribution Agreement, dated February 27, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 28, 2014).

2.20	*
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

4.7	*
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.8	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

10.1	*#
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

10.2	*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.3	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Registration Statement on Form S-8 (File No. 001-32678) filed with the SEC on April 20, 2007).

10.4	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2011).

10.5	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.6	*+
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.7	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.8	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.9	*+
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.10	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.11	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.12	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.13	*
First Amendment to Services Agreement, dated August 5, 2013, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

10.14	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

10.15		Third Amendment to Services Agreement, dated February 23, 2015, by and between DCP Midstream Partners, LP and DCP Midstream, LP.
10.16	*
Form of Commercial Paper Dealer Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP, and the Dealer party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 29, 2013).

10.17	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

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
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.
#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

Signature	Title	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, Chairman of the Board and Director	February 25, 2015
Wouter T. van Kempen	(Principal Executive Officer)

/s/ William S. Waldheim	President and Director	February 25, 2015
William S. Waldheim

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 25, 2015
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 25, 2015
Richard A. Loving	(Principal Accounting Officer)

/s/ Guy Buckley	Director	February 25, 2015
Guy Buckley

/s/ Paul F. Ferguson, Jr.	Director	February 25, 2015
Paul F. Ferguson, Jr.

/s/ R. Mark Fiedorek	Director	February 25, 2015
R. Mark Fiedorek

/s/ Frank A. McPherson	Director	February 25, 2015
Frank A. McPherson

/s/ Thomas C. Morris	Director	February 25, 2015
Thomas C. Morris

/s/ Stephen R. Springer	Director	February 25, 2015
Stephen R. Springer

/s/ Andy Viens	Director	February 25, 2015
Andy Viens

/s/ Brian R. Wenzel	Director	February 25, 2015
Brian R. Wenzel