Form 10-Q
period 2015-06-30
DCP Midstream Partners, LP
filed 2015-08-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were outstanding 114,738,148 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

•	our ability to grow through organic growth projects, contributions from affiliates, or acquisitions, and the successful integration and future performance of such assets;

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

•
the amount of gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport and store, may be reduced if the pipelines and storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the gas or NGLs; and

•	industry changes, including the impact of consolidations, alternative energy sources, technological advances and changes in competition.
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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$24	$25
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	74	106
Affiliates	91	164
Inventories	39	63
Unrealized gains on derivative instruments	131	230
Other	2	2
Total current assets	361	590
Property, plant and equipment, net	3,474	3,347
Goodwill	105	154
Intangible assets, net	115	120
Investments in unconsolidated affiliates	1,485	1,459
Unrealized gains on derivative instruments	15	39
Other long-term assets	28	30
Total assets	$5,583	$5,739
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	109	$196
Affiliates	19	27
Current maturities of long-term debt	250	250
Unrealized losses on derivative instruments	18	43
Other	94	85
Total current liabilities	490	601
Long-term debt	2,162	2,061
Other long-term liabilities	48	51
Total liabilities	2,700	2,713
Commitments and contingent liabilities
Equity:
Limited partners (114,738,148 and 113,949,868 common units issued and outstanding, respectively)	2,842	2,984
General partner	18	18
Accumulated other comprehensive loss	(8)	(9)
Total partners’ equity	2,852	2,993
Noncontrolling interests	31	33
Total equity	2,883	3,026
Total liabilities and equity	$5,583	$5,739
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$108	$206	$297	$577
Sales of natural gas, propane, NGLs and condensate to affiliates	244	548	525	1,190
Transportation, processing and other	59	55	115	106
Transportation, processing and other to affiliates	25	25	48	57
Losses from commodity derivative activity, net	(5)	(11)	—	(14)
(Losses) gains from commodity derivative activity, net — affiliates	(1)	(11)	13	(23)
Total operating revenues	430	812	998	1,893
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	277	622	644	1,407
Purchases of natural gas, propane and NGLs from affiliates	29	54	64	154
Operating and maintenance expense	51	56	98	101
Depreciation and amortization expense	29	28	58	54
General and administrative expense	3	3	6	8
General and administrative expense — affiliates	19	12	37	23
Goodwill impairment	49	—	49	—
Other expense	1	—	1	1
Total operating costs and expenses	458	775	957	1,748
Operating (loss) income	(28)	37	41	145
Interest expense	(22)	(23)	(44)	(42)
Earnings from unconsolidated affiliates	44	16	67	19
(Loss) income before income taxes	(6)	30	64	122
Income tax benefit (expense)	4	(1)	3	(4)
Net (loss) income	(2)	29	67	118
Net income attributable to noncontrolling interests	—	—	—	(10)
Net (loss) income attributable to partners	(2)	29	67	108
Net income attributable to predecessor operations	—	—	—	(6)
General partner’s interest in net income	(31)	(27)	(62)	(53)
Net (loss) income allocable to limited partners	$(33)	$2	$5	$49
Net (loss) income per limited partner unit — basic and diluted	$(0.29)	$0.02	$0.04	$0.49
Weighted-average limited partner units outstanding — basic and diluted	114.7	108.4	114.5	100.9
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Net (loss) income	$(2)	$29	$67	$118
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	1	2
Total other comprehensive income	—	—	1	2
Total comprehensive (loss) income	(2)	29	68	120
Total comprehensive income attributable to noncontrolling interests	—	—	—	(10)
Total comprehensive (loss) income attributable to partners	$(2)	$29	$68	$110
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income	$67	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58	54
Earnings from unconsolidated affiliates	(67)	(19)
Distributions from unconsolidated affiliates	87	40
Net unrealized losses on derivative instruments	98	43
Goodwill impairment	49	—
Other, net	2	7
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	102	26
Inventories	24	35
Accounts payable	(86)	(19)
Accrued interest	—	9
Other current assets and liabilities	12	7
Other long-term assets and liabilities	4	(1)
Net cash provided by operating activities	350	300
INVESTING ACTIVITIES:
Capital expenditures	(194)	(151)
Acquisitions, net of cash acquired	—	(102)
Acquisition of unconsolidated affiliates	—	(669)
Investments in unconsolidated affiliates	(46)	(93)
Proceeds from sales of assets	—	17
Net cash used in investing activities	(240)	(998)
FINANCING ACTIVITIES:
Proceeds from long-term debt	450	719
Payments of long-term debt	(350)	—
Payments of commercial paper, net	—	(335)
Payments of deferred financing costs	—	(9)
Excess purchase price over acquired interests	—	(15)
Proceeds from issuance of common units, net of offering costs	31	787
Net change in advances to predecessor from DCP Midstream, LLC	—	(6)
Distributions to limited partners and general partner	(241)	(192)
Distributions to noncontrolling interests	(2)	(11)
Purchase of additional interest in a subsidiary	—	(198)
Contributions from noncontrolling interests	—	3
Contributions from DCP Midstream, LLC	1	—
Net cash (used in) provided by financing activities	(111)	743
Net change in cash and cash equivalents	(1)	45
Cash and cash equivalents, beginning of period	25	12
Cash and cash equivalents, end of period	$24	$57
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2015	$2,984	$18	$(9)	$33	$3,026
Net income	5	62	—	—	67
Other comprehensive income	—	—	1	—	1
Issuance of 788,033 common units to the public	31	—	—	—	31
Distributions to limited partners and general partner	(179)	(62)	—	—	(241)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Contributions from DCP Midstream, LLC	1	—	—	—	1
Balance, June 30, 2015	$2,842	$18	$(8)	$31	$2,883
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
Three and Six Months Ended June 30, 2015 and 2014
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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes our Natural Gas Services, NGL Logistics and Wholesale Propane Logistics segments. For additional information regarding these segments, see Note 15 - Business Segments.
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

The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2014 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt as of the beginning of an annual or interim period. We do not expect the adoption of this ASU to have a significant impact on our financial position, results of operations and cash flows.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2015-06 “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions,” or ASU 2015-06 - In April 2015, the FASB issued ASU 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. The adoption of this ASU will have no impact on our condensed consolidated results of operations as we have not historically changed previously reported earnings per limited partner unit as a result of dropdown transactions.

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

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our condensed consolidated results of operations, cash flows and financial position.

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
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

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

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Services Agreement	$18	$12	$36	$19
Other fees — DCP Midstream, LLC	1	—	1	4
Total — DCP Midstream, LLC	$19	$12	$37	$23
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $1 million for each of the three and six months ended June 30, 2015, and less than $1 million for the three months ended June 30, 2014. The Eagle Ford system incurred $4 million in general and administrative expenses directly from DCP Midstream, LLC for the six months ended June 30, 2014, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
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
In conjunction with our acquisition of the O'Connor and Lucerne 1 plants, we entered into long-term fee-based processing agreements with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge on a portion of the plants' capacities, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the plants. We report revenues associated with these activities in the condensed consolidated statements of operations as transportation, processing and other to affiliates. Under these agreements in our DJ Basin system we received fees of $13 million and $25 million during the three and six months ended June 30, 2015, respectively, and $12 million and $19 million during the three and six months ended June 30, 2014, respectively.

Spectra Energy

Commodity Transactions - We purchase natural gas and other NGL products from and provide gathering, transportation and other services to Spectra Energy. Management anticipates continuing to purchase and sell commodities and provide services to Spectra Energy in the ordinary course of business.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$244	$548	$525	$1,190
Transportation, processing and other	$25	$25	$48	$43
Purchases of natural gas, propane and NGLs	$17	$32	$42	$112
(Losses) gains from commodity derivative activity, net	$(1)	$(11)	$13	$(23)
General and administrative expense	$19	$12	$37	$23
Spectra Energy:
Purchases of natural gas, propane and NGLs	$12	$22	$22	$42
Transportation, processing and other	$—	$—	$—	$14

We had balances with affiliates as follows:

	June 30, 2015	December 31, 2014
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$91	$163
Accounts payable	$15	$24
Unrealized gains on derivative instruments — current	$14	$207
Unrealized gains on derivative instruments — long-term	$6	$25
Unrealized losses on derivative instruments — current	$18	$43
Spectra Energy:
Accounts receivable	$—	$1
Accounts payable	$4	$3

5. Inventories
Inventories were as follows:

	June 30, 2015	December 31, 2014
	(Millions)
Natural gas	$31	$36
NGLs	8	27
Total inventories	$39	$63
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $1 million and $5 million in lower of cost or market adjustments during the three and six months ended June 30, 2015, respectively. We recognized no lower of cost or market adjustments during the three months ended June 30, 2014, and $3 million in lower of cost or market adjustments during the six months ended June 30, 2014.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2015	December 31, 2014
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,270	$2,209
Processing, storage, and terminal facilities	35 — 60 Years	2,296	2,071
Other	3 — 30 Years	56	50
Construction work in progress		169	281
Property, plant and equipment		4,791	4,611
Accumulated depreciation		(1,317)	(1,264)
Property, plant and equipment, net		$3,474	$3,347
Interest capitalized on construction projects for each of the three months ended June 30, 2015 and 2014 was $2 million and for the six months ended June 30, 2015 and 2014 was $5 million and $3 million, respectively.
Depreciation expense was $27 million and $26 million for the three months ended June 30, 2015 and 2014, respectively, and $53 million and $50 million for the six months ended June 30, 2015 and 2014, respectively.

7. Goodwill
Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. During the three months ended June 30, 2015, we determined that continued weak commodity prices caused a change in circumstances warranting an interim impairment test.
We perform our goodwill assessment at the reporting unit level. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, volume forecasts, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices.
Using the fair value approaches described above, in step one of the goodwill impairment test, we determined that the estimated fair value of our Collbran, Michigan and Southeast Texas reporting units was less than their carrying amount, primarily due to changes in assumptions related to commodity prices and discount rate.
The second step of the goodwill impairment test involves allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. We will complete the second step of the goodwill impairment test in the third quarter of 2015 due to the timing of completing the hypothetical purchase price allocation. However, we consider a goodwill impairment loss probable for our Collbran, Michigan and Southeast Texas reporting units, all of which are included in our Natural Gas Services reporting segment, and have therefore recorded our best estimate of the impairment during the three months ended June 30, 2015, totaling $49 million, which is included in goodwill impairment in the condensed consolidated statements of operations. Upon completion of the second step of the goodwill impairment test during the third quarter, any adjustment to the estimated impairment will be recognized.
We concluded that the fair value of goodwill of our remaining reporting units exceeded their carrying value, and the entire amount of goodwill disclosed on the condensed consolidated balance sheet associated with these remaining reporting units is recoverable, therefore, no other goodwill impairments were identified or recorded for the remaining reporting units as a result of our interim goodwill assessment.
Our impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. A continuing prolonged period of lower commodity prices may adversely affect our estimate of future

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our operations and cash flows.
The change in carrying amount of goodwill in each of our reporting segments is as follows:

	Three Months Ended June 30,
	2015			2014
	Gas Services	NGL Logistics	Wholesale Propane Logistics	Gas Services	NGL Logistics	Wholesale Propane Logistics
	(Millions)
Balance, beginning of period	$82	$35	$37	$82	$35	$37
Impairment	(49)	—	—	—	—	—
Balance, end of period	$33	$35	$37	$82	$35	$37

	Six Months Ended June 30,
	2015			2014
	Gas Services	NGL Logistics	Wholesale Propane Logistics	Gas Services	NGL Logistics	Wholesale Propane Logistics
	(Millions)
Balance, beginning of period	$82	$35	$37	$82	$35	$37
Impairment	(49)	—	—	—	—	—
Balance, end of period	$33	$35	$37	$82	$35	$37

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2015	December 31, 2014
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$442	$413
Discovery Producer Services LLC	40%	403	406
DCP Southern Hills Pipeline, LLC	33.33%	323	329
Front Range Pipeline LLC	33.33%	170	169
Texas Express Pipeline LLC	10%	97	98
Mont Belvieu Enterprise Fractionator	12.5%	23	23
Mont Belvieu 1 Fractionator	20%	12	14
Other	Various	15	7
Total investments in unconsolidated affiliates		$1,485	$1,459

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
DCP Sand Hills Pipeline, LLC	$14	$6	$25	$6
Discovery Producer Services LLC	16	—	14	(1)
Front Range Pipeline LLC	3	(1)	7	(2)
Mont Belvieu Enterprise Fractionator	4	4	8	8
DCP Southern Hills Pipeline, LLC	4	4	7	4
Texas Express Pipeline LLC	1	—	3	—
Mont Belvieu 1 Fractionator	2	3	3	4
Total earnings from unconsolidated affiliates	$44	$16	$67	$19
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Statements of operations (a):
Operating revenue	$300	$208	$533	$319
Operating expenses	$145	$132	$274	$214
Net income	$155	$76	$258	$105

	June 30, 2015	December 31, 2014
	(Millions)
Balance sheets (a):
Current assets	$199	$207
Long-term assets	5,277	5,157
Current liabilities	(204)	(200)
Long-term liabilities	(242)	(164)
Net assets	$5,030	$5,000
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
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
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
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

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
During the three months ended June 30, 2015, we recognized a goodwill impairment of $49 million in our condensed consolidated statements of operations. Our impairment determinations involved significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2015 and December 31, 2014, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$48	$83	$131	$—	$92	$138	$230
Short-term investments (b)	$20	$—	$—	$20	$24	$—	$—	$24
Long-term assets (c):
Commodity derivatives	$—	$15	$—	$15	$—	$21	$18	$39
Current liabilities (d):
Commodity derivatives	$—	$(18)	$—	$(18)	$—	$(43)	$—	$(43)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three and six months ended June 30, 2015 and 2014, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended June 30, 2015 (a):
Beginning balance	$118	$—	$—	$—
Net unrealized losses included in earnings (b)	(1)	—	—	—
Settlements	(34)	—	—	—
Ending balance	$83	$—	$—	$—
Net unrealized losses on derivatives still held included in earnings (b)	$(1)	$—	$—	$—
Three months ended June 30, 2014 (a):
Beginning balance	$70	$60	$(1)	$—
Net unrealized gains (losses) included in earnings (b)	13	(22)	—	—
Settlements	(18)	—	1	—
Ending balance	$65	$38	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$13	$(22)	$—	$—

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Six months ended June 30, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	19	(18)	—	—
Settlements	(74)	—	—	—
Ending balance	$83	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$19	$(18)	$—	$—
Six months ended June 30, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net unrealized gains (losses) included in earnings (b)	29	(37)	—	—
Settlements	(29)	—	—	—
Ending balance	$65	$38	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$31	$(37)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the three and six months ended June 30, 2015 and 2014.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
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

	June 30, 2015
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$83	$0.20-$1.26	Per gallon

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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2015 and December 31, 2014, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Millions)

Senior Notes	$2,312	$2,207	$2,311	$2,334
Amended and Restated Credit Agreement	$100	$100	$—	$—
10. Debt

	June 30, 2015	December 31, 2014
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.64%, as of June 30, 2015, due May 1, 2019	$100	$—
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	250	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized discount	(13)	(14)
Total debt	2,412	2,311
Current maturities of long-term debt	(250)	(250)
Total long-term debt	$2,162	$2,061
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
As of June 30, 2015, we had unused capacity of $1,149 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. Our borrowing capacity may be limited by financial covenant requirements set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

The Amended and Restated Credit Agreement requires us to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Amended and Restated Credit Agreement) of not more than 5.0 to 1.0, and following the consummation of qualifying acquisitions, not more than 5.5 to 1.0, on a temporary basis for three consecutive quarters, including the quarter in which such acquisition is consummated.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2016	$—
2017	500
2018	—
2019	425
2020	—
Thereafter	1,250
2,175
Unamortized discount	(13)
Total	$2,162

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
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of June 30, 2015.

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
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $3 million as of June 30, 2015.
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of June 30, 2015, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2015, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2015, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	June 30, 2015			December 31, 2014
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$146	$(13)	$133	$269	$(42)	$227
Liabilities:
Commodity derivatives	$(18)	$13	$(5)	$(43)	$42	$(1)

(a)	There is no cash collateral pledged or received against these positions.

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2015 and December 31, 2014.

Balance Sheet Line Item	June 30, 2015	December 31, 2014	Balance Sheet Line Item	June 30, 2015	December 31, 2014
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$131	$230	Unrealized losses on derivative instruments — current	$(18)	$(43)
Unrealized gains on derivative instruments — long-term	15	39	Unrealized losses on derivative instruments — long-term	—	—
	$146	$269		$(18)	$(43)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2015:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Losses reclassified from AOCI to earnings — effective portion	—	—	—	—
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)

(a)	Relates to Discovery, our unconsolidated affiliate.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2015:

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

For the three and six months ended June 30, 2015, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2015, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2014:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(4)		$(6)	$1	$(9)
Losses reclassified from AOCI to earnings — effective portion	$—	(b) (c)	$—	$—	$—
Net deferred (losses) gains in AOCI (ending balance)	$(4)		$(6)	$1	$(9)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

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

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2014:

	Interest Rate Cash Flow Hedges		Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(6)		$(6)	$1	$(11)
Losses reclassified from AOCI to earnings — effective portion	$2	(b) (c)	$—	$—	$2
Net deferred (losses) gains in AOCI (ending balance)	$(4)		$(6)	$1	$(9)

(a)	Relates to Discovery, our unconsolidated affiliate.

(b)	Included in interest expense in our condensed consolidated statements of operations.

(c)
For the six months ended June 30, 2014, $1 million of derivative losses were reclassified from AOCI to interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

For the three and six months ended June 30, 2014, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our condensed consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Third party:
Realized gains (losses)	$46	$(2)	$53	$(5)
Unrealized losses	(51)	(9)	(53)	(9)
Losses from commodity derivative activity, net	$(5)	$(11)	$—	$(14)
Affiliates:
Realized gains	$3	$10	$57	$11
Unrealized losses	(4)	(21)	(44)	(34)
(Losses) gains from commodity derivative activity, net —affiliates	$(1)	$(11)	$13	$(23)

Interest Rate Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Third party:
Realized losses	$—	$(1)	$—	$(2)
Unrealized gains	—	1	—	2
Interest expense	$—	$—	$—	$—
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

	June 30, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long Position (MMBtu)
2015	(559,912)	(13,985,860)	(2,790,912)	980,000
2016	(1,408,672)	(7,823,564)	(813,267)	1,690,000
2017	—	(6,387,500)	—	—

	June 30, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net (Short) Position (Bbls)	Net (Short) Position (MMBtu)	Net (Short) Position (Bbls)	Net Long (Short) Position (MMBtu)
2014	(348,312)	(5,434,092)	(3,115,936)	3,272,500
2015	(745,695)	(13,458,975)	(5,711,570)	1,285,000
2016	(561,922)	(3,668,564)	(813,267)	(2,140,000)
2017	—	(6,387,500)	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

12. Partnership Equity and Distributions
In April 2015, we filed a new shelf registration statement with the SEC, that became effective upon filing, in order to replace an existing shelf registration statement that was set to expire. As with the expiring shelf registration statement, the new shelf registration statement also allows us to issue an unlimited amount of common units and debt securities. We have issued no common units or debt securities under this registration statement.
During the six months ended June 30, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of June 30, 2015, approximately $349 million remained available for sale pursuant to our 2014 equity distribution agreement.
The following table presents our cash distributions paid in 2015 and 2014:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
November 14, 2014	$0.7700	$117
August 14, 2014	$0.7575	$111
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86
13. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under our Long-Term Incentive Plan. The dilutive effect of unit-based awards was 10,355 and 12,667 equivalent units during the three months ended June 30, 2015 and 2014, respectively, and 10,960, and 11,213 equivalent units during the six months ended June 30, 2015 and 2014, respectively.
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
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

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

The following tables set forth our segment information:
Three Months Ended June 30, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$380	$21	$29	$—	$430
Gross margin (a)	$97	$21	$6	$—	$124
Operating and maintenance expense	(43)	(6)	(2)	—	(51)
Depreciation and amortization expense	(27)	(2)	—	—	(29)
General and administrative expense	—	—	—	(22)	(22)
Goodwill impairment	(49)	—	—	—	(49)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	16	28	—	—	44
Interest expense	—	—	—	(22)	(22)
Income tax benefit	—	—	—	4	4
Net (loss) income	(7)	41	4	(40)	(2)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to partners	$(7)	$41	$4	$(40)	$(2)
Non-cash derivative mark-to-market (b)	$(55)	$—	$—	$—	$(55)
Non-cash lower of cost or market adjustments	$—	$—	$1	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Three Months Ended June 30, 2014:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$732	$20	$60	$—	$812
Gross margin (a)	$115	$20	$1	$—	$136
Operating and maintenance expense	(49)	(4)	(3)	—	(56)
Depreciation and amortization expense	(26)	(2)	—	—	(28)
General and administrative expense	—	—	—	(15)	(15)
Earnings from unconsolidated affiliates	—	16	—	—	16
Interest expense	—	—	—	(23)	(23)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$40	$30	$(2)	$(39)	$29
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$40	$30	$(2)	$(39)	$29
Non-cash derivative mark-to-market (b)	$(30)	$—	$—	$1	$(29)

Six Months Ended June 30, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$820	$39	$139	$—	$998
Gross margin (a)	$216	$39	$35	$—	$290
Operating and maintenance expense	(83)	(10)	(5)	—	(98)
Depreciation and amortization expense	(53)	(4)	(1)	—	(58)
General and administrative expense	—	—	—	(43)	(43)
Goodwill impairment	(49)	—	—	—	(49)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	14	53	—	—	67
Interest expense	—	—	—	(44)	(44)
Income tax benefit	—	—	—	3	3
Net income (loss)	$44	$78	$29	$(84)	$67
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$44	$78	$29	$(84)	$67
Non-cash derivative mark-to-market (b)	$(100)	$—	$3	$(1)	$(98)
Non-cash lower of cost or market adjustments	$3	$—	$2	$—	$5
Capital expenditures	$170	$21	$3	$—	$194
Investments in unconsolidated affiliates	$12	$34	$—	$—	$46

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

Six Months Ended June 30, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,581	$37	$275	$—	$1,893
Gross margin (a)	$279	$37	$16	$—	$332
Operating and maintenance expense	(87)	(8)	(6)	—	(101)
Depreciation and amortization expense	(50)	(3)	(1)	—	(54)
General and administrative expense	—	—	—	(31)	(31)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	(1)	20	—	—	19
Interest expense	—	—	—	(42)	(42)
Income tax expense	—	—	—	(4)	(4)
Net income (loss)	$140	$46	$9	$(77)	$118
Net income attributable to noncontrolling interests	(10)	—	—	—	(10)
Net income (loss) attributable to partners	$130	$46	$9	$(77)	$108
Non-cash derivative mark-to-market (b)	$(42)	$—	$(1)	$—	$(43)
Non-cash lower of cost or market adjustments	$—	$—	$3	$—	$3
Capital expenditures	$130	$14	$7	$—	$151
Acquisition expenditures	$102	$669	$—	$—	$771
Investments in unconsolidated affiliates	$48	$45	$—	$—	$93

	June 30,	December 31,
	2015	2014
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,409	$3,609
NGL Logistics	660	1,364
Wholesale Propane Logistics	121	118
Other (d)	32	58
Total long-term assets	5,222	5,149
Current assets	361	590
Total assets	$5,583	$5,739

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

(c)
The segment information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information, similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

16. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2015	2014
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$41	$30
Cash paid for income taxes, net of income tax refunds	$3	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$33	$34
Other non-cash changes in property, plant and equipment	$(1)	$—
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$—	$70
Non-cash excess purchase price in March 2014 Transactions	$—	$155

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$20	$4	$—	$24
Accounts receivable, net	—	—	165	—	165
Inventories	—	—	39	—	39
Other	—	—	133	—	133
Total current assets	—	20	341	—	361
Property, plant and equipment, net	—	—	3,474	—	3,474
Goodwill and intangible assets, net	—	—	220	—	220
Advances receivable — consolidated subsidiaries	2,400	2,024	—	(4,424)	—
Investments in consolidated subsidiaries	452	824	—	(1,276)	—
Investments in unconsolidated affiliates	—	—	1,485	—	1,485
Other long-term assets	—	17	26	—	43
Total assets	$2,852	$2,885	$5,546	$(5,700)	$5,583
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$271	$219	$—	$490
Advances payable — consolidated subsidiaries	—	—	4,424	(4,424)	—
Long-term debt	—	2,162	—	—	2,162
Other long-term liabilities	—	—	48	—	48
Total liabilities	—	2,433	4,691	(4,424)	2,700
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,852	455	829	(1,276)	2,860
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,852	452	824	(1,276)	2,852
Noncontrolling interests	—	—	31	—	31
Total equity	2,852	452	855	(1,276)	2,883
Total liabilities and equity	$2,852	$2,885	$5,546	$(5,700)	$5,583

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$352	$—	$352
Transportation, processing and other	—	—	84	—	84
Losses from commodity derivative activity, net	—	—	(6)	—	(6)
Total operating revenues	—	—	430	—	430
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	306	—	306
Operating and maintenance expense	—	—	51	—	51
Depreciation and amortization expense	—	—	29	—	29
General and administrative expense	—	—	22	—	22
Goodwill impairment	—	—	49	—	49
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	458	—	458
Operating income	—	—	(28)	—	(28)
Interest expense, net	—	(22)	—	—	(22)
Income from consolidated subsidiaries	(2)	20	—	(18)	—
Earnings from unconsolidated affiliates	—	—	44	—	44
Income before income taxes	(2)	(2)	16	(18)	(6)
Income tax expense	—	—	4	—	4
Net income	(2)	(2)	20	(18)	(2)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$(2)	$(2)	$20	$(18)	$(2)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$(2)	$(2)	$20	$(18)	$(2)
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	(2)	(2)	20	(18)	(2)
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$(2)	$(2)	$20	$(18)	$(2)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2014
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$754	$—	$754
Transportation, processing and other	—	—	80	—	80
Gains from commodity derivative activity, net	—	—	(22)	—	(22)
Total operating revenues	—	—	812	—	812
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	676	—	676
Operating and maintenance expense	—	—	56	—	56
Depreciation and amortization expense	—	—	28	—	28
General and administrative expense	—	—	15	—	15
Total operating costs and expenses	—	—	775	—	775
Operating income	—	—	37	—	37
Interest expense, net	—	(23)	—	—	(23)
Income from consolidated subsidiaries	29	52	—	(81)	—
Earnings from unconsolidated affiliates	—	—	16	—	16
Income before income taxes	29	29	53	(81)	30
Income tax expense	—	—	(1)	—	(1)
Net income	29	29	52	(81)	29
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$29	$29	$52	$(81)	$29

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$822	$—	$822
Transportation, processing and other	—	—	163	—	163
Gains from commodity derivative activity, net	—	—	13	—	13
Total operating revenues	—	—	998	—	998
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	708	—	708
Operating and maintenance expense	—	—	98	—	98
Depreciation and amortization expense	—	—	58	—	58
General and administrative expense	—	—	43	—	43
Goodwill impairment	—	—	49	—	49
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	957	—	957
Operating income	—	—	41	—	41
Interest expense, net	—	(44)	—	—	(44)
Income from consolidated subsidiaries	67	111	—	(178)	—
Earnings from unconsolidated affiliates	—	—	67	—	67
Income before income taxes	67	67	108	(178)	64
Income tax expense	—	—	3	—	3
Net income	67	67	111	(178)	67
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$67	$67	$111	$(178)	$67

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$67	$67	$111	$(178)	$67
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	68	68	111	(179)	68
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$68	$68	$111	$(179)	$68

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,767	$—	$1,767
Transportation, processing and other	—	—	163	—	163
Gains from commodity derivative activity, net	—	—	(37)	—	(37)
Total operating revenues	—	—	1,893	—	1,893
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,561	—	1,561
Operating and maintenance expense	—	—	101	—	101
Depreciation and amortization expense	—	—	54	—	54
General and administrative expense	—	—	31	—	31
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	1,748	—	1,748
Operating income	—	—	145	—	145
Interest expense	—	(42)	—	—	(42)
Earnings from unconsolidated affiliates	—	—	19	—	19
Income from consolidated subsidiaries	108	150	—	(258)	—
Income before income taxes	108	108	164	(258)	122
Income tax expense	—	—	(4)	—	(4)
Net income	108	108	160	(258)	118
Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
Net income attributable to partners	$108	$108	$150	$(258)	$108

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

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

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(42)	$392	$—	$350
INVESTING ACTIVITIES:
Intercompany transfers	210	(62)	—	(148)	—
Capital expenditures	—	—	(194)	—	(194)
Investments in unconsolidated affiliates	—	—	(46)	—	(46)
Net cash provided by (used in) investing activities	210	(62)	(240)	(148)	(240)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(148)	148	—
Proceeds from long-term debt	—	450	—	—	450
Payments of long-term debt	—	(350)	—	—	(350)
Proceeds from issuance of common units, net of offering costs	31	—	—	—	31
Distributions to limited partners and general partner	(241)	—	—	—	(241)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash (used in) provided by financing activities	(210)	100	(149)	148	(111)
Net change in cash and cash equivalents	—	(4)	3	—	(1)
Cash and cash equivalents, beginning of period	—	24	1	—	25
Cash and cash equivalents, end of period	$—	$20	$4	$—	$24

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2015 and 2014 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(29)	$329	$—	$300
INVESTING ACTIVITIES:
Intercompany transfers	(595)	(296)	—	891	—
Capital expenditures	—	—	(151)	—	(151)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Acquisition of unconsolidated affiliates	—	—	(669)	—	(669)
Investments in unconsolidated affiliates	—	—	(93)	—	(93)
Proceeds from sale of assets	—	—	17	—	17
Net cash used in investing activities	(595)	(296)	(998)	891	(998)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	891	(891)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of long-term debt	—	(335)	—	—	(335)
Payment of deferred financing costs	—	(9)	—	—	(9)
Proceeds from issuance of common units, net of offering costs	787	—	—	—	787
Excess purchase price over acquired interests and commodity hedges	—	—	(15)	—	(15)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(192)	—	—	—	(192)
Distributions to noncontrolling interests	—	—	(11)	—	(11)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by financing activities	595	375	664	(891)	743
Net change in cash and cash equivalents	—	50	(5)	—	45
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	$—	$50	$7	$—	$57

(a)
The financial information for the six months ended June 30, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

18. Subsequent Events
On July 28, 2015, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution will be paid on August 14, 2015 to unitholders of record on August 7, 2015.

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
Our business is impacted by commodity prices and volumes. We mitigate commodity prices on an overall Partnership basis through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. In late 2014, commodity prices declined substantially and experienced significant volatility. Commodity prices have continued to remain weak in 2015 relative to historical prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be further impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 1,839 in December 2014 to 854 in June 2015 (Source: Baker Hughes). Furthermore, a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. Despite recent weakness, our long-term view is that commodity prices will be at levels that we believe will support growth in natural gas, condensate and NGL production. We believe that future commodity prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas and NGLs.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building and expanding facilities to convert chemical plants from a heavier oil-based feedstock to lighter NGL-based feedstocks, including ethane. This increased demand in future years should provide support for the increasing supply of ethane. Prior to those facilities commencing operations, ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets. In addition, we could be entering a period of sustained lower commodity prices.
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

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We work to prudently manage our capital spend as well as focus on fee-based growth projects.

•	We believe we have a strong capital structure and balance sheet.

•	We believe we have solid access to capital.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low costs have historically enabled us to execute our multi-faceted growth strategy. Our multi-faceted growth strategy may take numerous forms such as organic build opportunities within our footprint, dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, and third-party acquisitions. Through the remainder of 2015, we will continue to prudently execute our multi-faceted growth strategy.

During the three months ended June 30, 2015, we recognized a partial goodwill impairment of $49 million. Based on the continued weak commodity prices, management determined that a triggering event had occurred and performed an interim goodwill impairment test. The results of the first step indicated that the estimated fair values of our Collbran, Michigan and Southeast Texas reporting units, all of which are included in our Natural Gas Services reporting segment, were below their carrying amounts. This impairment represents our best estimate pending finalization of the fair value assessment of the impacted reporting units. We believe that the fair value of our remaining reporting units substantially exceeds their carrying value. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. A continuing prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our operations and cash flows.

Some of our recent growth projects include the following:

•	The expansion of Discovery's Keathley Canyon natural gas gathering pipeline system was placed into service in the first quarter of 2015.

•
The Lucerne 2 plant was placed into service at the end of the second quarter of 2015. Revenues under the processing agreement associated with this plant began in late July 2015, 30 days after the plant was placed into service.

•	In January 2015, we acquired a 15% interest in the Panola intrastate NGL pipeline which is currently undergoing an expansion that is expected to be completed in the first quarter of 2016.

•	In March 2015, we began construction for a gathering system in the DJ Basin, or the Grand Parkway gathering project, that is expected to be in service by the end of 2015.

•
One Sand Hills lateral went into service during the second quarter and the remaining laterals are currently nearing completion. The Sand Hills pipeline capacity expansion is underway and expected to be in service in the middle of 2016.

In April 2015, we filed a new shelf registration statement with the Securities and Exchange Commission, or SEC, that became effective upon filing, in order to replace an existing shelf registration statement that was set to expire. As with the expiring shelf registration statement, the new shelf registration statement also allows us to issue an unlimited amount of common units and debt securities. We have issued no common units or debt securities under this registration statement. During the six months ended June 30, 2015, we received net proceeds of $31 million from the issuance of our common units to the public under our 2014 equity distribution agreement. As of June 30, 2015, the unused capacity under the Amended and Restated Credit Agreement was $1,149 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We announced a quarterly distribution of $0.78 per unit for the second quarter of 2015, resulting in an approximately 3.0% increase in our quarterly distribution rate over the rate declared for the second quarter of 2014. This distribution remains unchanged from the previous quarter and reflects the current industry environment and the partnership’s approach to sustainable ongoing distributions.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $50 million and $60 million, and approved expenditures for expansion capital of approximately $300 million, for the year ending December 31, 2015. Expansion capital expenditures include construction of the Lucerne 2 plant, the Grand Parkway gathering project and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows. As of June 30, 2015, $224 million has been spent on these approved expenditures and expansion projects. The board of directors of our General Partner may, at its discretion, approve additional growth and maintenance capital during the year.

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
Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners less interest income, noncontrolling interest in depreciation and income tax expense and non-cash commodity derivative gains, plus interest expense, income tax expense, depreciation and amortization expense, non-cash commodity derivative losses and certain other non-cash charges. Our adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate this measure in the same manner.
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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners less non-cash commodity derivative gains for that segment, plus depreciation and amortization expense, non-cash commodity derivative losses and certain other non-cash charges for that segment, adjusted for any noncontrolling interest on depreciation and amortization expense for that segment. Our adjusted segment EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net (loss) income attributable to partners to gross margin:

Net (loss) income attributable to partners	$(2)	$29	$67	$108
Interest expense	22	23	44	42
Income tax (benefit) expense	(4)	1	(3)	4
Operating and maintenance expense	51	56	98	101
Depreciation and amortization expense	29	28	58	54
General and administrative expense	22	15	43	31
Goodwill impairment	49	—	49	—
Other expense	1	—	1	1
Earnings from unconsolidated affiliates	(44)	(16)	(67)	(19)
Net income attributable to noncontrolling interests	—	—	—	10
Gross margin	$124	$136	$290	$332
Non-cash commodity derivative mark-to-market (a)	$(55)	$(30)	$(97)	$(43)

Reconciliation of segment net (loss) income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net (loss) income attributable to partners	$(7)	$40	$44	$130
Operating and maintenance expense	43	49	83	87
Depreciation and amortization expense	27	26	53	50
Goodwill impairment	49	—	49	—
Other expense	1	—	1	1
(Earnings) losses from unconsolidated affiliates	(16)	—	(14)	1
Net income attributable to noncontrolling interests	—	—	—	10
Segment gross margin	$97	$115	$216	$279
Non-cash commodity derivative mark-to-market (a)	$(55)	$(30)	$(100)	$(42)

NGL Logistics segment:
Segment net income attributable to partners	$41	$30	$78	$46
Operating and maintenance expense	6	4	10	8
Depreciation and amortization expense	2	2	4	3
Earnings from unconsolidated affiliates	(28)	(16)	(53)	(20)
Segment gross margin	$21	$20	$39	$37

Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners	$4	$(2)	$29	$9
Operating and maintenance expense	2	3	5	6
Depreciation and amortization expense	—	—	1	1
Segment gross margin	$6	$1	$35	$16
Non-cash commodity derivative mark-to-market (a)	$—	$—	$3	$(1)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Millions)
Reconciliation of net (loss) income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net (loss) income attributable to partners (a)	$(7)	$40	$44	$130
Non-cash commodity derivative mark-to-market	55	30	100	42
Depreciation and amortization expense	27	26	53	50
Goodwill impairment	49	—	49	—
Noncontrolling interest portion of depreciation and income tax	—	—	(1)	(2)
Adjusted Segment EBITDA	$124	$96	$245	$220
NGL Logistics segment:
Segment net income attributable to partners	$41	$30	$78	$46
Depreciation and amortization expense	2	2	4	3
Adjusted Segment EBITDA	$43	$32	$82	$49
Wholesale Propane Logistics segment:
Segment net income (loss) attributable to partners (b)	$4	$(2)	$29	$9
Non-cash commodity derivative mark-to-market	—	—	(3)	1
Depreciation and amortization expense	—	—	1	1
Adjusted Segment EBITDA	$4	$(2)	$27	$11

(a)
Includes $3 million in lower of cost or market adjustments for the six months ended June 30, 2015. There were no lower of cost or market adjustments for the three months ended June 30, 2015 and 2014 and six months ended June 30, 2014.

(b)
Includes $1 million and $2 million in lower of cost or market adjustments for the three and six months ended June 30, 2015, respectively. There were no lower of cost or market adjustments for the three months ended June 30, 2014 and $3 million of lower cost or market adjustments for the six months ended June 30, 2014.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2015 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2015 vs 2014		Variance Six Months 2015 vs. 2014
	2015	2014	2015	2014 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (b):
Natural Gas Services	$380	$732	$820	$1,581	$(352)	(48)%	$(761)	(48)%
NGL Logistics	21	20	39	37	1	5%	2	5%
Wholesale Propane Logistics	29	60	139	275	(31)	(52)%	(136)	(49)%
Total operating revenues	430	812	998	1,893	(382)	(47)%	(895)	(47)%
Gross margin (c):
Natural Gas Services	97	115	216	279	(18)	(16)%	(63)	(23)%
NGL Logistics	21	20	39	37	1	5%	2	5%
Wholesale Propane Logistics	6	1	35	16	5	500%	19	119%
Total gross margin	124	136	290	332	(12)	(9)%	(42)	(13)%
Operating and maintenance expense	(51)	(56)	(98)	(101)	(5)	(9)%	(3)	(3)%
Depreciation and amortization expense	(29)	(28)	(58)	(54)	1	4%	4	7%
General and administrative expense	(22)	(15)	(43)	(31)	7	47%	12	39%
Goodwill impairment	(49)	—	(49)	—	49	100%	49	100%
Other expense	(1)	—	(1)	(1)	(1)	—%	—	—%
Earnings from unconsolidated affiliates (d)	44	16	67	19	28	175%	48	253%
Interest expense	(22)	(23)	(44)	(42)	(1)	(4)%	2	5%
Income tax benefit (expense)	4	(1)	3	(4)	(5)	*	(7)	*
Net income attributable to noncontrolling interests	—	—	—	(10)	—	—%	(10)	(100)%
Net (loss) income attributable to partners	$(2)	$29	$67	$108	$(31)	(107)%	$(41)	(38)%
Other data:
Non-cash commodity derivative mark-to-market	$(55)	$(30)	$(97)	$(43)	$25	83%	$54	126%
Natural gas throughput (MMcf/d) (e)	2,679	2,556	2,655	2,464	123	5%	191	8%
NGL gross production (Bbls/d) (e)	156,840	156,058	153,932	147,443	782	1%	6,489	4%
NGL pipelines throughput (Bbls/d) (e)	255,810	174,847	254,001	133,561	80,963	46%	120,440	90%
NGL fractionator throughput (Bbls/d) (e)	56,043	51,297	54,018	53,257	4,746	9%	761	1%
Propane sales volume (Bbls/d)	10,420	12,322	20,517	22,185	(1,902)	(15)%	(1,668)	(8)%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Operating revenues include the impact of commodity derivative activity.

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Total Operating Revenues — Total operating revenues decreased $382 million in 2015 compared to 2014 primarily as a result of the following:

•
$352 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower NGL sales volumes which impact both sales and purchases, partially offset by favorable commodity derivative activity; and

•	$31 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane prices and volumes, partially offset by the conversion of one of our assets to a butane export facility.
Gross Margin — Gross margin decreased $12 million in 2015 compared to 2014 primarily as a result of the following:

•	$18 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, partially offset by favorable commodity derivative activity and higher valued product mix.
This decrease was partially offset by:

•
$5 million increase for our Wholesale Propane Logistics segment primarily due to higher unit margins, and the conversion of one of our assets to a butane export facility, partially offset by lower margins due to the expiration of our marine terminal lease.

General and Administrative Expense — General and administrative expense increased in 2015 compared to 2014 primarily as a result of an increase in the annual fee under our services agreement with DCP Midstream, LLC.
Goodwill impairment— Goodwill impairment expense in 2015 represents the estimated fair values of our Collbran, Michigan and Southeast Texas reporting units was less than the carrying amounts, primarily due to changes in assumptions related to commodity prices and discount rate.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment, and the expansion and ramp-up of Sand Hills and ramp-up of Front Range pipelines in our NGL Logistics segment.
Income Tax Expense — Income tax expense decreased in 2015 compared to 2014 primarily due to a decrease in the Texas margin tax rate.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Total Operating Revenues — Total operating revenues decreased $895 million in 2015 compared to 2014 primarily as a result of the following:

•
$761 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower NGL sales volumes which impact both sales and purchases, lower volumes at our natural gas storage and pipeline assets at the Southeast Texas system, a change in the contract structure at our Lucerne 1 plant and a favorable contractual producer settlement in 2014, partially offset by favorable commodity derivative activity; and

•
$136 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane prices and volumes, partially offset by the conversion of one of our assets to a butane export facility.

Gross Margin — Gross margin decreased $42 million in 2015 compared to 2014 primarily as a result of the following:

•
$63 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, lower unit margins on our storage assets, a favorable contractual producer settlement in 2014; partially offset by favorable commodity derivative activity and higher valued product mix.

This decrease was partially offset by:

•
$19 million increase for our Wholesale Propane Logistics segment primarily due to a partial recovery of non-cash lower of cost or market inventory adjustments recognized in the fourth quarter of 2014, higher unit margins, the conversion of one of our assets to a butane export facility, partially offset by a decrease in volumes as discussed below under the heading "Propane Sales Volumes".

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2015 compared to 2014 primarily as a result of growth in our operations.
General and Administrative Expense — General and administrative expense increased in 2015 compared to 2014 primarily as a result of an increase in the annual fee under our services agreement with DCP Midstream, LLC.
Goodwill impairment— Goodwill impairment expense in 2015 represents the determination that the estimated fair values of our Collbran, Michigan and Southeast Texas reporting units was less than the carrying amounts, primarily due to changes in assumptions related to commodity prices and discount rate.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment, and the expansion and ramp-up of Sand Hills and Front Range pipelines in our NGL Logistics segment.
Interest Expense — Interest expense increased in 2015 compared to 2014 as a result of higher average outstanding debt balances associated with the growth in our operations.
Income Tax Expense — Income tax expense decreased in 2015 compared to 2014 primarily due to a decrease in the Texas margin tax rate.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests decreased in 2015 compared to 2014 primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.

Results of Operations — Natural Gas Services Segment
The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2015 vs. 2014		Variance Six Months 2015 vs. 2014
	2015	2014	2015	2014 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$326	$694	$689	$1,492	$(368)	(53)%	$(803)	(54)%
Transportation, processing and other	60	60	118	126	—	—%	(8)	(6)%
(Losses) gains from commodity derivative activity	(6)	(22)	13	(37)	(16)	(73)%	50	(135)%
Total operating revenues	380	732	820	1,581	(352)	(48)%	(761)	(48)%
Purchases of natural gas and NGLs	(283)	(617)	(604)	(1,302)	(334)	(54)%	(698)	(54)%
Segment gross margin (b)	97	115	216	279	(18)	(16)%	(63)	(23)%
Operating and maintenance expense	(43)	(49)	(83)	(87)	(6)	(12)%	(4)	(5)%
Depreciation and amortization expense	(27)	(26)	(53)	(50)	1	4%	3	6%
Goodwill impairment	(49)	—	(49)	—	(49)	100%	(49)	100%
Other expense	(1)	—	(1)	(1)	(1)	100%	—	—%
Earnings (losses) from unconsolidated affiliates (c)	16	—	14	(1)	16	100%	15	*
Segment net (loss) income	(7)	40	44	140	(47)	(118)%	(96)	(69)%
Segment net income attributable to noncontrolling interests	—	—	—	(10)	—	—%	(10)	(100)%
Segment net (loss) income attributable to partners	$(7)	$40	$44	$130	$(47)	(118)%	$(86)	(66)%
Other data:
Non-cash commodity derivative mark-to-market	$(55)	$(30)	$(100)	$(42)	$(25)	(83)%	$(58)	(138)%
Natural gas throughput (MMcf/d) (d)	2,679	2,556	2,655	2,464	123	5%	191	8%
NGL gross production (Bbls/d) (d)	156,840	156,058	153,932	147,443	782	1%	6,489	4%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Total Operating Revenues — Total operating revenues decreased $352 million in 2015 compared to 2014, primarily as a result of the following:

•	$221 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•
$119 million decrease attributable to lower NGL and natural gas sales volumes, including higher ethane rejection in 2015, higher interruptible volumes in 2014 at our East Texas and Eagle Ford systems. Our Eagle Ford system includes lower legacy South Central Texas volumes which are partially offset by our Eagle Ford shale volumes, which impact both sales and purchases;

•	$28 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems; and
These decreases were partially offset by:

•
$16 million increase as a result of commodity derivative activity attributable to a $41 million increase in realized cash settlement gains in 2015, partially offset by an increase in unrealized commodity derivative losses of $25 million due to movements in forward prices of commodities.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $334 million in 2015 compared to 2014 primarily as a result of decreased commodity prices, and lower NGL sales volumes which impact both purchases and sales.
Segment Gross Margin — Segment gross margin decreased $18 million in 2015 compared to 2014, primarily as a result of the following:

•	$40 million decrease as a result of lower commodity prices.
This decreases was partially offset by:

•	$16 million increase as a result of commodity derivative activity as discussed above; and

•	$6 million increase as a result of a higher valued product mix.

Operating and Maintenance Expense— Operating and maintenance expense decreased in 2015 compared to 2014 primarily as a result turnaround activity across certain assets in 2014.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015.
Goodwill impairment— Goodwill impairment expense in 2015 represents the estimated fair values of our Collbran, Michigan and Southeast Texas reporting units was less than the carrying amounts, primarily due to changes in assumptions related to commodity prices and discount rate.
Natural Gas Throughput - Natural gas throughput increased in 2015 compared to 2014 primarily as a result of (i) the completion of the Keathley Canyon project at Discovery in February 2015, (ii) increased volumes on our natural gas pipeline and (iii) growth at the O'Connor plant in our DJ Basin system, partially offset by (i) lower volumes at our Eagle Ford and East Texas systems due to higher interruptible volumes in 2014 and (ii) lower legacy South Central Texas volumes which are partially offset by our Eagle Ford shale volumes in the Eagle Ford system.
NGL Gross Production - NGL production remained relatively constant in 2015 compared to 2014 primarily as a result of (i) growth at the O'Connor plant in our DJ Basin system and (ii) the completion of the Keathley Canyon project at Discovery in February 2015, offset by lower volumes at our East Texas system due to higher interruptible volumes in 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Total Operating Revenues — Total operating revenues decreased $761 million in 2015 compared to 2014, primarily as a result of the following:

•	$442 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•
$229 million decrease primarily attributable to lower NGL sales volumes, which impact both sales and purchases, including the effects of contractual changes, higher ethane rejection and a third party outage;

•	$65 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;

•	$46 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas system;

•	$21 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•
$8 million decrease in fee revenue primarily attributable to a favorable contractual producer settlement in 2014 and a third party outage in 2015, partially offset by growth at the O'Connor plant in our DJ Basin system.

These decreases were partially offset by:

•
$50 million increase as a result of commodity derivative activity attributable to a $108 million increase in realized cash settlement gains in 2015, partially offset by an increase in unrealized commodity derivative losses of $58 million due to movements in forward prices of commodities.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $698 million in 2015 compared to 2014 primarily as a result of decreased commodity prices, lower NGL sales volumes which impact both sales and purchases, decreased volumes at our natural gas storage and pipeline assets at the Southeast Texas system, a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation.
Segment Gross Margin — Segment gross margin decreased $63 million in 2015 compared to 2014, primarily as a result of the following:

•	$85 million decrease as a result of lower commodity prices;

•	$26 million decrease attributable to lower unit margins on our storage assets; and

•	$13 million decrease as a result of a favorable contractual producer settlement in 2014.
These decreases were partially offset by:

•	$50 million increase as a result of commodity derivative activity as discussed above; and

•	$11 million increase as a result of a higher valued product mix.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015.

Goodwill impairment— Goodwill impairment expense in 2015 represents the estimated fair values of our Collbran, Michigan and Southeast Texas reporting units was less than the carrying amounts, primarily due to changes in assumptions related to commodity prices and discount rate.
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2015 compared to 2014, primarily as a result of the contribution of the remaining 20% interest in the Eagle Ford system in March 2014.
Natural Gas Throughput - Natural gas throughput increased in 2015 compared to 2014 primarily as a result of (i) the completion of the Keathley Canyon project at Discovery in February 2015, (ii) growth at assets in our DJ Basin system, and (iii) the contribution of the remaining 20% interest in the Eagle Ford system in March 2014, partially offset by lower volumes at our Eagle Ford and East Texas systems due to higher interruptible volumes in 2014.
NGL Gross Production - NGL production increased in 2015 compared to 2014 primarily as a result of (i) the contribution of the remaining 20% interest in the Eagle Ford system in March 2014, (ii) growth at the O'Connor plant in our DJ Basin system and (iii) the completion of the Keathley Canyon project at Discovery in February 2015, partially offset by lower volumes at our East Texas system due to higher interruptible volumes in 2014.

Results of Operations — NGL Logistics Segment
The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2015 vs. 2014		Variance Six Months 2015 vs. 2014
	2015	2014	2015	2014	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	21	20	39	37	1	5%	2	5%
Total operating revenues and segment gross margin	21	20	39	37	1	5%	2	5%
Operating and maintenance expense	(6)	(4)	(10)	(8)	2	50%	2	25%
Depreciation and amortization expense	(2)	(2)	(4)	(3)	—	—%	1	33%
Earnings from unconsolidated affiliates (a)	28	16	53	20	12	75%	33	165%
Segment net income attributable to partners	$41	$30	$78	$46	$11	37%	$32	70%
Other data:
NGL pipelines throughput (Bbls/d) (b)	255,810	174,847	254,001	133,561	80,963	46%	120,440	90%
NGL fractionator throughput (Bbls/d) (b)	56,043	51,297	54,018	53,257	4,746	9%	761	1%

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Operating and Maintenance Expense— Operating and maintenance expense increased in 2015 compared to 2014 primarily as a result of a major maintenance project at our NGL storage facility.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the expansion and ramp-up of Sand Hills, and the ramp-up of Front Range which commenced operations in February 2014.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2015 compared to 2014 as a result of volume growth on certain of our pipelines including the expansion and ramp-up of Sand Hills, the ramp-up of Front Range which commenced operations in February 2014 and increased Black Lake short haul volumes.

NGL Fractionators Throughput — NGL fractionators throughput increased in 2015 compared to 2014 as a result of higher volumes. 2014 reflects lower volumes due to maintenance and unfavorable location pricing at our Mont Belvieu fractionators.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Operating and Maintenance Expense— Operating and maintenance expense increased in 2015 compared to 2014 primarily as a result of a major maintenance project at our NGL storage facility.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the contribution of Sand Hills and Southern Hills in March 2014 and increased volumes at Front Range which commenced operations in February 2014.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2015 compared to 2014 as a result of volume growth on certain of our pipelines including Sand Hills and Southern Hills which were contributed to us in March 2014, Front Range which commenced operations in February 2014 and increased Black Lake short haul volumes.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2015 vs 2014		Variance Six Months 2015 vs. 2014
	2015	2014	2015	2014	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$26	$60	$133	$275	$(34)	(57)%	$(142)	(52)%
Storage, transportation and other	3	—	6	—	3	100%	$6	100%
Total operating revenues	29	60	139	275	(31)	(52)%	(136)	(49)%
Purchases of propane	(23)	(59)	(104)	(259)	(36)	(61)%	(155)	(60)%
Segment gross margin (a)	6	1	35	16	5	500%	19	119%
Operating and maintenance expense	(2)	(3)	(5)	(6)	(1)	(33)%	(1)	(17)%
Depreciation and amortization expense	—	—	(1)	(1)	—	—%	—	—%
Segment net income (loss) attributable to partners	$4	$(2)	$29	$9	$6	300%	$20	222%
Other data:
Non-cash commodity derivative mark-to-market	$—	$—	$3	$(1)	$—	—%	$4	*
Propane sales volume (Bbls/d)	10,420	12,322	20,517	22,185	(1,902)	(15)%	(1,668)	(8)%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Total Operating Revenues — Total operating revenues decreased by $31 million in 2015 compared to 2014, primarily as a result of the following:

•	$24 million decrease attributable to lower propane prices which impact both sales and purchases; and

•	$10 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes".
These decreases were partially offset by:

•	$3 million increase attributable to the conversion of one of our assets to a butane export facility.
Purchases of Propane — Purchases of propane decreased in 2015 compared to 2014 primarily due to lower propane prices which impact both sales and purchases, the conversion of one of our assets to a butane export facility and the expiration of our marine terminal lease.
Segment Gross Margin — Segment gross margin increased in 2015 compared to 2014 primarily due to higher unit margins, and the conversion of one of our assets to a butane export facility, partially offset by lower margins due to the expiration of our marine terminal lease.
Propane Sales Volume — Propane sales volumes decreased in 2015 compared to 2014 primarily due to lower propane inventory resulting from the conversion of one of our assets to a butane export facility, the expiration of our marine terminal lease, and colder weather and extended winter in 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Total Operating Revenues — Total operating revenues decreased by $136 million in 2015 compared to 2014, primarily as a result of the following:

•	$121 million decrease attributable to lower propane prices which impact both sales and purchases; and

•	$21 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes".
These decreases were partially offset by:

•	$6 million increase attributable to the conversion of one of our assets to a butane export facility.
Purchases of Propane — Purchases of propane decreased in 2015 compared to 2014 primarily due to lower propane prices which impact both sales and purchases, colder weather and extended winter in 2014, the conversion of one of our assets to a butane export facility, partially offset by a partial recovery of lower of cost or market inventory adjustments recognized in the fourth quarter of 2014.
Segment Gross Margin — Segment gross margin increased in 2015 compared to 2014 primarily due to a partial recovery of lower of cost or market inventory adjustments recognized in the fourth quarter of 2014, higher unit margins, and the conversion of one of our assets to a butane export facility, partially offset by a decrease in volumes as discussed below under the heading "Propane Sales Volumes".
Commodity Derivative Activity — Non-cash commodity derivative mark-to-market increased primarily due to unrealized commodity derivative losses in 2014 compared to unrealized commodity derivative gains in 2015 due to movements in forward prices of commodities for a net increase of $4 million. This increase was offset by a decrease in realized cash settlement gains of $4 million.
Propane Sales Volume — Propane sales volumes decreased in 2015 compared to 2014 primarily due to colder weather and extended winter in 2014 and lower propane inventory resulting from the conversion of one of our assets to a butane export facility and the expiration of our marine terminal lease, partially offset by transfer of sales volumes from our marine terminal and increased spot sales across certain of our assets.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	issuance of additional common units, including issuances we may make to DCP Midstream, LLC;

•	debt offerings;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Amended and Restated Credit Agreement;

•	borrowings under term loans; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	growth capital expenditures;

•	payments to service our debt;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions, including transactions with DCP Midstream, LLC; and

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
In May 2014, we entered into the Amended and Restated Credit Agreement, a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, interest rates under the Amended and Restated Credit Agreement increased. As of June 30, 2015, there was $100 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $1,149 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. As of July 31, 2015, we had $80 million of credit facility borrowings outstanding and had approximately $1,170 million of unused capacity under the Amended and Restated Credit Agreement.
In April 2015, we filed a new shelf registration statement with the SEC, that became effective upon filing, in order to replace an existing shelf registration statement that was set to expire. As with the expiring shelf registration statement, the new shelf registration statement also allows us to issue an unlimited amount of common units and debt securities. We have issued no common units or debt securities under this registration statement.
During the six months ended June 30, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and accrued offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of June 30, 2015, approximately $349 million remained available for sale pursuant to the 2014 equity distribution agreement.
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
We had working capital deficits of $129 million and $11 million as of June 30, 2015 and December 31, 2014, respectively. The change in working capital is primarily attributable to current maturities of our long-term debt of $250 million, net derivative working capital of $113 million as of June 30, 2015 as compared to $187 million as of December 31, 2014, and the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of June 30, 2015, we had $24 million in cash and cash equivalents. Of this balance, $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2015	2014
	(Millions)
Net cash provided by operating activities	$350	$300
Net cash used in investing activities	$(240)	$(998)
Net cash (used in) provided by financing activities	$(111)	$743
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Operating Activities — Net cash provided by operating activities increased $50 million in 2015 compared to 2014 primarily as a result of the following:
•$47 million increase in cash distributions from unconsolidated affiliates primarily due to increased earnings. Distributions exceeded earnings by $20 million for the six months ended June 30, 2015. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations"; and
•$4 million increase in cash attributable to higher income, after adjusting our $2 million decrease in net income for non-cash items.
These increases were partially offset by:
•$1 million decrease in cash attributable to the timing of cash receipts and disbursements related to operations.
Investing Activities — Net cash used in investing activities decreased $758 million in 2015 compared to 2014 primarily as a result of the following:
•$771 million decrease related to our 2014 acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant, which we collectively refer to as the March 2014 Transactions; and
•$47 million decrease in cash contributions to our unconsolidated affiliates. In 2014, we primarily made contributions to the Keathley Canyon project at Discovery, which was placed into service in the first quarter of 2015, and Front Range, which was placed into service in February 2014. In 2015, we made contributions to the expansion projects at our Sand Hills pipeline.
These decreases were partially offset by:
•$43 million increase in capital expenditures in 2015 including the construction of the Lucerne 2 plant, the Grand Parkway gathering project and expansion of the Panola pipeline; and
•$17 million decrease in cash inflows attributable to cash received from the sale of assets in the first quarter of 2014.

Financing Activities — Net cash used in financing activities was $111 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $743 million for the six months ended June 30, 2014 primarily as a result of the following:

•$756 million decrease in proceeds from the issuance of common units to the public. We issued approximately 1 million common units to the public in the six months ended June 30, 2015 as compared to approximately 16 million units in the six months ended June 30, 2014;

•$284 million decrease in net debt borrowings; and

•$49 million increase in cash distributions to our limited and general partners primarily attributable to units issued during 2014 and an increase in our quarterly distribution rate over the rate paid for the six months ended June 30, 2014.

These events were partially offset by:

•$219 million in cash outflows in the six months ended June 30, 2014 related to our March 2014 Transactions;

•$9 million decrease in deferred financing costs attributable to our debt issuance associated with the March 2014 Transactions; and

•$6 million decrease in net distributions to noncontrolling interests primarily due to our acquisition of the remaining 20% interest in the Eagle Ford system in 2014.
Six Months Ended June 30, 2014
Net Cash Provided by Operating Activities — We received $6 million for our net hedge cash settlements for the six months ended June 30, 2014. We received cash distributions from unconsolidated affiliates of $40 million during the six months ended June 30, 2014. Distributions exceeded earnings by $21 million for the six months ended June 30, 2014.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $50 million and $60 million, and approved expenditures for expansion capital of approximately $300 million, for the year ending December 31, 2015. Expansion capital expenditures include construction of the Lucerne 2 plant, the Grand Parkway gathering project and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows. As of June 30, 2015, $224 million has been spent on these approved expenditures and expansion projects. The board of directors of our General Partner may, at its discretion, approve additional growth and maintenance capital during the year.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$15	$178	$193	$17	$129	$146
Noncontrolling interest portion and reimbursable projects (a)	1	—	1	1	4	5
Total	$16	$178	$194	$18	$133	$151

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $46 million and $93 million during the six months ended June 30, 2015 and 2014, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $241 million and $192 million during the six months ended June 30, 2015 and 2014, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of June 30, 2015, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,421	$334	$655	$552	$1,880
Operating lease obligations (b)	102	19	34	26	23
Purchase obligations (c)	178	169	5	1	3
Other long-term liabilities (d)	35	—	1	—	34
Total	$3,736	$522	$695	$579	$1,940

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $84 million, $155 million, $127 million, and $630 million for less than one year, one to three years, three to five years, and thereafter, respectively.

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

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2015. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $28 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $4 million of gas purchase liability, $2 million of right of way liability and $1 million of environmental reserves recognized in the June 30, 2015 condensed consolidated balance sheet. In addition, $9 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

We have no items that are classified as off balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2014.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. As noted in the table below, the majority of our positions extend through 2015 with a limited amount settling in 2016 and 2017. Our positions as of July 31, 2015 are as follows:

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Reference Price	Price Range
July 2015 — December 2015	Natural Gas	(24,738) MMBtu/d		IFERC Monthly Index Price for Houston Ship Channel (c)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d		IFERC Monthly Index Price for Houston Ship Channel (c)	$4.50/MMBtu
July 2015 — December 2015	Natural Gas	(8,677) MMBtu/d		IFERC Monthly Index Price for Henry Hub (d)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d		IFERC Monthly Index Price for Henry Hub (d)	$4.50/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.17 - $4.27/MMBtu
July 2015 — December 2015	NGLs	(15,168) Bbls/d		Mt.Belvieu Non-TET (b)	$0.64 - $1.89/Gal
January 2016 — March 2016	NGLs	(8,937) Bbls/d		Mt.Belvieu Non-TET (b)	$0.64 - $1.89/Gal
July 2015 — December 2015	Crude Oil	(3,043) Bbls/d		Asian-pricing of NYMEX crude oil futures (a)	$61.55 - $101.04/Bbl
January 2016 — March 2016	Crude Oil	(3,392) Bbls/d		Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl
April 2016 — December 2016	Crude Oil	(4,000) Bbls/d		Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl
July 2015 — December 2015	Natural Gas	7,500 MMBtu/d		NYMEX Final Settlement Price (e)	$4.15 - $4.22/MMBtu

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(b)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(c)	The Inside FERC monthly published index price for Houston Ship Channel.

(d)	The Inside FERC monthly published index price for Henry Hub.

(e)	NYMEX final settlement price for natural gas futures contracts (NG).

(f)	Represents a position in which the counterparty is DCP Midstream, LLC.
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

We estimate the following non-cash sensitivities for 2015 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$1
Crude oil prices	$1.00	Barrel	$2
NGL prices	$0.01	Gallon	$2
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of June 30, 2015:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

June 30, 2015	Natural Gas	11,478,653 MMBtu	$30	$2.60/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

July 2015-January 2016	Natural Gas	(45,595,000) MMBtu	$11	$2.67 - $4.12/MMBtu
July 2015-January 2016	Natural Gas	32,867,500 MMBtu	$(14)	$2.59 - $4.21/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 17 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 14 in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent filings on Form 10-Q. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent filings on Form 10-Q.

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and six months ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on August 6, 2015.

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and six months ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.