Form 10-K
period 2015-12-31
DCP Midstream Partners, LP
filed 2016-02-25
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (303) 595-3331
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2015, was approximately $2,776,939,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2015.

As of February 19, 2016, there were outstanding 114,742,948 common units representing limited partner interests.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM PARTNERS, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors” in this Annual Report on Form 10-K, including the following risks and uncertainties:

•
the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in commodity prices through derivative financial instruments, and the potential impact of price, and of producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;

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

•
new, additions to, and changes in, laws and regulations, particularly with regard to taxes, safety and protection of the environment, including, but not limited to, climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, and their impact on producers and customers served by our systems;

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

•	industry changes, including the impact of bankruptcies, consolidations, alternative energy sources, technological advances and changes in competition.
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

iii

PART I
Item 1. Business
OUR PARTNERSHIP
DCP Midstream Partners, LP (along with its consolidated subsidiaries, “we,” “us,” “our,” or the “partnership”) is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets. Supported by our relationship with DCP Midstream, LLC and its owners, Phillips 66 and Spectra Energy Corp and its affiliates, or Spectra Energy, we are dedicated to executing our strategy by constructing and acquiring additional assets.
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

OVERVIEW AND STRATEGIES
Our Business Strategies
Our primary business objectives are to achieve sustained company profitability, a strong balance sheet and profitable growth thereby sustaining our cash distribution per unit. We intend to accomplish these objectives by prudently executing the following business strategies:
Build: capitalize on organic expansion opportunities. We continually evaluate economically attractive organic expansion opportunities to construct midstream systems in new or existing operating areas. For example, we believe there are opportunities to expand several of our gas gathering systems to connect increased volumes of natural gas produced in the areas of our operations or build new processing capacity. We also believe there are opportunities to continue to expand our NGL Logistics and Wholesale Propane Logistics businesses.
Dropdown: maximize opportunities provided by our partnership with DCP Midstream, LLC. We plan to execute our strategy in part through pursuing economically attractive dropdown opportunities from DCP Midstream, LLC. We believe there will continue to be opportunities as DCP Midstream, LLC continues to build its infrastructure. However, we cannot say with any certainty that these opportunities will be made available to us, or that we will choose to pursue any such opportunity.
Acquire: pursue strategic third party acquisitions. We pursue economically attractive and strategic third party acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation.
Our Competitive Strengths
We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
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
DCP Midstream, LLC has a significant interest in us through its approximately 0.3% general partner interest, 21.1% limited partner interest and its ownership of our incentive distribution rights.
Stable cash flows. Our operations consist of a favorable mix of fee-based and commodity-based services, which together with our commodity hedging program, generate relatively stable cash flows. Growth in our fee-based earnings will reduce the impact of unhedged margins and allow us to continue to generate relatively stable cash flows. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps, the majority settling through the first quarter of 2016.
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
Comprehensive propane logistics systems. We have multiple propane supply sources and terminal locations to transport, store and sell propane and other liquefied petroleum gases. We believe the diversity of our supply sources and logistics capabilities along with our storage assets and services, allow us to provide our customers with reliable supplies of propane and other liquefied petroleum gases during periods of tight supply. These capabilities help us to moderate the effects of commodity price volatility and reduce significant fluctuations in our sales volumes.
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

OUR OPERATING SEGMENTS
Natural Gas Services Segment
General
Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. These assets are positioned in certain areas with active drilling programs and opportunities for organic growth. Our Natural Gas Services segment owns or operates assets in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Eagle Ford system, our East Texas system, our DJ Basin system, our 40% limited liability company interest in the Discovery system located offshore and onshore in Southern Louisiana, our Southeast Texas system, our Michigan system, our Northern Louisiana system, our Southern Oklahoma system, our Wyoming system, and our 75% operating interest in the Piceance system,. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.
During 2015, the volume throughput on our assets was in excess of 2.7 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2015, the combined NGL production from our processing facilities was in excess of 160,000 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.
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

2015 Operating Data
System	Ownership Interest	Plants	Approximate Gas Gathering and Transmission Systems (Miles)	Fractionators	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf) (a)	Natural Gas Throughput (MMcf/d) (a)	NGL Production (Bbls/d) (a)
Eagle Ford	100%	7(c)	5,530	3	1,175	—	946	79,255
East Texas	100%	3(c)	900	1	860	—	591	27,947
DJ Basin	100%	3(c)	—	—	395	—	264	31,819
Discovery (b)	40%	1(c)	560	1	240	—	218	7,678
Other	Various	9(c)	4,230	—	1,048	13	695	14,308
Total		23	11,220	5	3,718	13	2,714	161,007

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share for 2015 divided by 365 days.

(b)	Represents an asset operated by a third party.

(c)	Represents NGL extraction plants and the associated processing capacity.
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
The following systems are included in other:
•Our 100% interest in our Southeast Texas system which includes three natural gas processing plants, and natural gas storage assets in Beaumont, Texas;
•Our 100% interest in our Michigan system which primarily consists of three natural gas treating plants;
•Our 100% interest in our Northern Louisiana system which primarily consists of two natural gas processing plants;
•Our 100% interest in our Southern Oklahoma system;
•Our 100% interest in our Wyoming system; and
•Our 75% interest in our Piceance system which primarily consists of one natural gas treating plant.
Natural Gas and NGL Markets
The Eagle Ford system has natural gas residue outlets including interstate and intrastate pipelines. The system delivers NGLs to the Gulf Coast petrochemical markets and to Mont Belvieu through our Sand Hills pipeline, owned approximately one-third each by us, DCP Midstream, LLC and Phillips 66, and other third party NGL pipelines. Our Eagle plant has delivery options into the Trunkline and Transco gas pipeline systems.
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

NGL Logistics Segment
General
We own and operate assets for our NGL Logistics business in the states of Colorado, Kansas, Louisiana, Michigan, Oklahoma and Texas, which are major NGL producing regions.
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
Our NGL storage facility is located in Marysville, Michigan with strategic access to the Marcellus, Utica and Canadian NGLs. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the midwestern and northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product injected, stored and withdrawn, and the level of fees charged to customers.
The following is operating data for our NGL Logistics segment:

2015 Operating Data
System	Ownership Interest	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate NGL Storage Capacity (MMBbls) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	33.33%	1,200	—	83	—	69	—
Southern Hills pipeline	33.33%	940	—	58	—	24	—
Texas Express pipeline (b)	10%	595	—	28	—	14	—
Wattenberg pipeline	100%	500	—	22	—	18	—
Front Range pipeline (b)	33.33%	450	—	50	—	25	—
Black Lake pipeline	100%	315	—	80	—	61	—
Panola pipeline (b)	15%	180	—	8	—	(c)	—
Other pipelines (d)	100%	140	—	62	—	51	—
Mont Belvieu Enterprise fractionator (b)	12.5%	—	1	28	—	—	27
Mont Belvieu 1 fractionator (b)	20%	—	1	32	—	—	19
DJ Basin fractionators	100%	—	2	15	—	—	11
Marysville storage facility	100%	—	—	—	8	—	—
Total		4,320	4	466	8	262	57

(a)	Represents total capacity or throughput allocated to our proportionate ownership share for 2015 divided by 365 days.

(b)	Represents an asset operated by a third party.

(c)	We acquired our interest in the Panola pipeline in January 2015.

(d)	Includes our 100% interest in Seabreeze, Wilbreeze and other NGL pipelines.
NGL Pipelines
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
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, is a raw NGL mix pipeline that originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to the O'Connor plant, Lucerne 1 plant and the Lucerne 2 plant, as well as third party and DCP Midstream, LLC plants in the DJ Basin. Enterprise is the operator of the pipeline.
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
Panola Pipeline Company, LLC, or the Panola pipeline, an intrastate NGL pipeline in which we own a 15% interest, is an approximately 180-mile NGL pipeline system extending from points near Carthage, Texas to Mont Belvieu, Texas. We acquired our interest in the pipeline in January 2015. The pipeline supports the Haynesville and Cotton Valley oil and gas production areas. The pipeline is currently undergoing a 60-mile expansion to Lufkin, Texas, as well as the construction of two additional pump stations, which are expected to be completed in the first quarter of 2016. Enterprise is the operator of the pipeline.
NGL Fractionation Facilities
We own a 12.5% interest in the Enterprise fractionator operated by Enterprise and a 20% interest in the Mont Belvieu 1 fractionator operated by ONEOK Partners, both located in Mont Belvieu, Texas.
Our DJ Basin NGL fractionators in Colorado are located on DCP Midstream, LLC’s processing plant sites and are operated by DCP Midstream, LLC, which delivers NGLs to the fractionators under a long-term fractionation agreement.
NGL Storage Facility
Our NGL storage facility is located in Marysville, Michigan and includes 11 underground salt caverns with approximately 8 MMBbls of storage capacity and rail, truck and pipeline connections providing an important supply point for refiners, petrochemical plants and wholesale propane distributors in the Sarnia, midwestern and northeastern markets.
Customers and Contracts
Our contracts with our customers in our NGL Logistics segment are primarily fee-based contracts.
The Southern Hills, Sand Hills, Texas Express, and Front Range pipelines have long-term, fee-based, ship-or-pay transportation agreements in place with affiliates of DCP Midstream, LLC as well as third party shippers. These NGL pipelines collect fee-based transportation revenue under regulated tariffs.
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
DCP Midstream, LLC has historically been the largest active shipper on the Black Lake pipeline, accounting for approximately 50% of total throughput in 2015. The Black Lake pipeline generates revenue primarily through a FERC-regulated tariff.
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

Wholesale Propane Logistics Segment
General
We own or operate assets for our wholesale propane logistics business in the states of Maine, Massachusetts, New York, Pennsylvania, Vermont and Virginia. Our operations serve the large propane and other liquefied petroleum gas markets in the northeastern, mid-Atlantic, and upper midwestern states.
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
Our Terminals
Our operations include one owned marine terminal, one owned propane pipeline terminal and six owned propane rail terminals, with a combined capacity of approximately 550 MBbls, and access to several open access pipeline terminals. Our owned marine terminal also has storage capabilities for other liquefied petroleum gases. We own our rail terminals and lease the land on which the terminals are situated under long-term leases, except for the York terminal where we own the land. Each of our rail terminals consist of two to three propane tanks that provide additional capacity for storage, and two high volume racks for loading propane into trucks.
Propane Supply
Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements with index-based pricing. The remaining supply is purchased on month-to-month terms to match our anticipated sale requirements. Our primary suppliers of propane include a subsidiary of DCP Midstream, LLC, MarkWest, and BP Canada. We may also obtain supply from our NGL storage facility in Marysville, Michigan.
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
Customers and Contracts
We typically sell propane to propane distributors under annual sales agreements, negotiated each spring, that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a propane distributor desires to purchase propane from us on a fixed price basis, we may enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by purchasing and storing propane, entering into physical purchase agreements or entering into offsetting financial derivative instruments with DCP Midstream, LLC or third parties, that generally match the quantities of propane subject to these fixed price sales agreements. We believe that our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. We provide storage services for other liquefied petroleum gases on a fee basis under a multi-year agreement. Historically, the majority of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.
We had two third-party customers in our Wholesale Propane segment that accounted for greater than 10% of our segment revenues for the year ended December 31, 2015.

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
REGULATORY AND ENVIRONMENTAL MATTERS
Safety and Maintenance Regulation
We are subject to regulation by the United States Department of Transportation, or DOT, under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, or HLPSA, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. HLPSA applies to interstate and intrastate pipeline facilities and the pipeline transportation of liquid petroleum and petroleum products, including NGLs and condensate, and requires any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.
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
The Pipeline Safety and Job Creation Act requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The legislation gives PHMSA civil penalty authority up to $200,000 per day per violation, with a maximum of $2 million for any related series of violations. Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows.
We currently estimate we will incur between $4 million and $6 million between 2016 and 2020 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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
FERC Regulation of Operations
FERC regulation of interstate natural gas pipelines, natural gas sales and transportation of NGLs may affect certain aspects of our business and the market for our products and services.
Interstate Natural Gas Pipeline Regulation
The Discovery 105-mile mainline, approximately 60 miles of laterals and its market expansion project are subject to regulation by FERC, under the Natural Gas Act of 1938, as amended, or NGA. Natural gas companies subject to the NGA, as is the case for Discovery, may only charge rates that have been determined to be just and reasonable. In addition, FERC authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce includes:

•	certification and construction of new facilities;

•	abandonment of services and facilities;

•	maintenance of accounts and records;

•	acquisition and disposition of facilities;

•	initiation and discontinuation of transportation services;

•	terms and conditions of transportation services and service contracts with customers;

•	depreciation and amortization policies;

•	conduct and relationship with certain affiliates; and

•	various other matters.
Generally, the maximum filed recourse rates for an interstate natural gas pipeline's transportation services are based on the pipeline's cost of service including recovery of and a return on the pipeline’s actual prudent investment cost. Key determinants in the ratemaking process are costs of providing service, including an income tax allowance, allowed rate of return and volume throughput and contractual capacity commitment assumptions. The allocation of costs to various pipeline services and the manner in which rates are designed also can impact a pipeline's profitability. The maximum applicable recourse rates and terms and conditions for service are set forth in each pipeline’s FERC-approved gas tariff. FERC-regulated natural gas pipelines are permitted to discount their firm and interruptible rates without further FERC authorization down to the minimum rate or variable cost of performing service, provided they do not “unduly discriminate.”
Tariff changes can only be implemented upon approval by FERC. Two primary methods are available for changing the rates, terms and conditions of service of an interstate natural gas pipeline. Under the first method, the pipeline voluntarily seeks a tariff change by making a tariff filing with FERC justifying the proposed tariff change and providing notice, generally 30 days, to the appropriate parties. If FERC determines, as required by the NGA, that a proposed change is just and reasonable, FERC will accept the proposed change and the pipeline will implement such change in its tariff. However, if FERC determines that a proposed change may not be just and reasonable as required by NGA, then FERC may suspend such change for up to five months beyond the date on which the change would otherwise go into effect and set the matter for an administrative hearing. Subsequent to any suspension period ordered by FERC, the proposed change may be placed into effect by the company, pending final FERC approval. In most cases, a proposed rate increase is placed into effect before a final FERC determination on such rate increase, and the proposed increase is collected subject to refund (plus interest). Under the second method, FERC may, on its own motion or based on a complaint, initiate a proceeding to compel the company to change or justify its rates, terms and/or conditions of service. If FERC determines that the existing rates, terms and/or conditions of service are unjust, unreasonable, unduly discriminatory or preferential, then any rate reduction or change that it orders generally will be effective prospectively from the date of the FERC order requiring this change.
The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing companies engaged in interstate commerce. In the Energy Policy Act of 2005, or EPACT 2005, Congress amended the NGA and Federal Power Act to add anti-fraud and anti-manipulation requirements. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. FERC adopted market manipulation and market behavior rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. Given FERC's broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be "unusual" trading patterns, FERC may investigate energy markets to determine if behavior unduly impacted or "manipulated" energy prices.
In addition, EPACT 2005 gave FERC increased penalty authority for violations of the NGA and FERC's rules and regulations thereunder. FERC may issue civil penalties of up to $1 million per day per violation, and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC relies on its enforcement authority in issuing a number of natural gas enforcement actions. FERC reported that for its fiscal year 2015, it negotiated settlements with various third parties for approximately $26.25 million in civil penalties and approximately $1 million in disgorgement of profits. These enforcement actions demonstrate that failure to comply with the NGA and FERC's rules and regulations thereunder could result in the imposition of significant penalties.
Intrastate Natural Gas Pipeline Regulation
Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to provide service that is not unduly discriminatory and to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. However, to the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates and terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the Natural Gas Policy Act, or NGPA. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Non-compliance with FERC's rules and regulations established under Section 311 of the NGPA, including failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the imposition of civil and criminal penalties. Among other matters, EPACT 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1 million for any one violation and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison. The Pelico, Cipco and EasTrans (part of our East Texas system) systems are subject to FERC jurisdiction under Section 311 of the NGPA.

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
Sales of Natural Gas
The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our purchases and sales of natural gas, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission, or CFTC. Should we violate the anti-market manipulation laws and regulations, in additional to civil and criminal penalties, we could be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.
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
Interstate NGL Pipeline Regulation
The Sand Hills, Southern Hills, Black Lake, Wattenberg and Front Range pipelines are interstate NGL pipelines subject to FERC regulation. FERC regulates interstate NGL pipelines under its Oil Pipeline Regulations, the Interstate Commerce Act of 1887, as amended, or ICA, and the Elkins Act of 1903, as amended. FERC requires that interstate NGL pipelines file tariffs containing all the rates, charges and other terms for services provided by such pipelines. The ICA requires that tariffs apply to the interstate movement of NGLs, as is the case with the Sand Hills, Southern Hills, Black Lake, Wattenberg and Front Range pipelines. Pursuant to the ICA, rates must be just, reasonable, and nondiscriminatory, and can be challenged at FERC either by protest when they are initially filed or increased or by complaint at any time they remain on file with FERC.

In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables petroleum pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2015, the indexing methodology for the five years beginning July 1, 2016 was changed to be the Producer Price Index for Finished Goods plus 1.23 percent. The previous five-year period utilized the Producer Price Index for Finished Goods plus 2.65 percent. Pipelines may charge up to the calculated ceiling level for their transportation rates, and typically adjust their rates July 1 annually, when the new inflation index and ceiling levels are calculated. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT (see below) below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. Because of the change in indexing methodology effective July 1, 2016 and the trends in the producer price index, the ceiling levels calculated for our interstate NGL pipelines may be subject to decrease, which could result in a decrease in the tariff rates for such pipelines beginning July 1, 2016.
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
Intrastate NGL Pipeline Regulation
Intrastate NGL and other petroleum pipelines are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file tariffs and their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases.
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
As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of permits to conduct regulated activities and imposing obligations in those permits that reduce or limit impacts to the environment;

•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction or operational activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil, or potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining or affecting future operations. Certain environmental statutes impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, or in some cases hydrocarbons, have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or possibly personal injury allegedly caused by the release of substances or other waste products into the environment.
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
Impact of Air Quality Standards and Climate Change
A number of states have adopted or considered programs to reduce “greenhouse gases” or GHGs and, depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from combustion of fuels (e.g., oil or natural gas) that we process, or may otherwise be required by regulation to take steps to reduce emissions of GHGs. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. According to the EPA, this final action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. These requirements for stationary sources took effect on January 2, 2011; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a federal air permit based solely on emissions of greenhouse gases, but large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. The EPA has also published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the oil and gas sector starting with the 2016 reporting year. In September 2015, the EPA announced proposed new source performance standards for methane (a greenhouse gas) from new and modified oil and gas sector sources, intended to be finalized in 2016. These regulations will expand upon the 2012 EPA rulemaking for equipment-specific emissions control requirements, and will, for example, regulate well head production emissions with leak detection and repair requirements, pneumatic controllers and pumps, compressor requirements, and leak detection and repair requirements for natural gas compressor and booster stations. The EPA also proposed in September 2015 Control Technology Guidelines for emissions of volatile organic compounds from oil and gas sector sources to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in October 2015 the agency finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act. The permitting, regulatory compliance and reporting programs taken as a whole increase the costs and complexity of compliant oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances or solid wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum and natural gas production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, may in the future be designated as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws, or separate state laws that address hydrocarbon releases. Under these laws, we could be required to remove or remediate releases of hydrocarbon materials, or previously disposed wastes (including wastes disposed of or released by prior owners or operators), or to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.
Water
The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as "SPCC plans," in connection with on-site storage of threshold quantities of oil or certain other materials. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. The EPA has promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.
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

Employees
We do not have any employees. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is 100% owned by DCP Midstream, LLC. As of December 31, 2015, approximately 628 employees of a wholly-owned subsidiary of DCP Midstream, LLC, including our executive officers, provided support for our operations pursuant to the Services Agreement with DCP Midstream, LLC. For additional information, refer to “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence - Services Agreement” in this Annual Report on Form 10-K.
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

Item 1A. Risk Factors

Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K in evaluating an investment in our common units.

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

Our business is affected by natural gas, NGL and condensate prices. NGL and condensate prices generally fluctuate on a basis that relates to fluctuations in crude oil prices. In the past, the prices of natural gas and crude oil have been volatile, and we expect this volatility to continue. Prices of both commodities have seen recent significant declines.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices have declined substantially and experienced significant volatility during 2015, as illustrated by the following table:

	Year Ended December 31, 2015		December 31, 2015
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$3.23	$1.76	$2.34
NGLs ($/Gallon)	$0.55	$0.35	$0.38
Crude Oil ($/Bbl)	$61.43	$34.73	$37.04

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

Furthermore, a sustained decline in commodity prices could result in a decrease in exploration and development activities in the fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. During periods of natural gas price decline and/or if the price of NGLs and crude oil continues to decline, the level of drilling activity could decrease further. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for crude oil and natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines resulting from reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

Market conditions, including commodity prices, may impact our earnings, financial condition and cash flows.

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

We are exposed to risks associated with fluctuations in commodity prices. The extent of our commodity price risk is related largely to the effectiveness and scope of our hedging activities. For example, the derivative instruments we utilize are based on posted market prices, which may differ significantly from the actual natural gas, NGL and condensate prices that we realize in our operations. To mitigate a portion of our cash flow exposure to fluctuations in the price of natural gas and NGLs, we have entered into derivative financial instruments relating to the future price of natural gas and NGLs, as well as crude oil. If the price relationship between NGLs and crude oil declines, our commodity price risk will increase. Furthermore, we have entered into derivative transactions related to only a portion of the volume of our expected natural gas supply and production of NGLs and condensate from our processing plants; as a result, we will continue to have direct commodity price risk to the portion not covered by derivative transactions. Our actual future production may be significantly higher or lower than we estimate at the time we entered into the derivative transactions for that period. If the actual amount is higher than we estimate, we will have greater commodity price risk than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale of the underlying physical commodity, reducing our liquidity.

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

We periodically evaluate goodwill and long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. To perform the impairment assessment for goodwill, we primarily use a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as prolonged lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas supply. We had no natural gas supplier representing 10% or more of our total natural gas supply during the year ended December 31, 2015. In our NGL Logistics segment, our largest NGL supplier is DCP Midstream, LLC, who obtains NGLs from various third- party producer customers. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

We rely on our and DCP Midstream, LLC's executive management team to manage our day-to-day affairs and establish and execute our strategic business and operational plans. This executive management team has significant experience in the midstream energy industry. The loss of any of our or DCP Midstream, LLC's executives or the failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. In addition, our operations require engineers, operational and field technicians and other highly skilled employees. Competition for experienced executives and skilled employees is intense and increases when the demand from other energy companies for such personnel is high. Our ability to execute on our business strategy and to grow or continue our level of service to our current customers may be impaired and our business may be adversely impacted if we or DCP Midstream, LLC are unable to attract, train and retain such personnel, which may have an adverse effect on our results of operations and ability to make cash distributions.

A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

     The lowering of our credit rating could increase our cost of borrowing under our Amended and Restated Credit Agreement and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt. As a result of our current rating, we no longer have access to the Commercial Paper Program and our liquidity under the Commercial Paper Program was replaced with borrowings under our Amended and Restated Credit Agreement. Additionally, as a result of the lowering of our credit rating in early 2015, interest rates and fees under our Amended and Restated Credit Agreement increased during 2015. In addition, our ability to access capital markets could be limited by the further downgrade of our credit or the credit rating of our general partner, DCP Midstream, LLC.

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

Restrictions in our Amended and Restated Credit Agreement and the indentures governing our notes may limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.
Our Amended and Restated Credit Agreement and the indentures governing our notes contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our Amended and Restated Credit Agreement contains covenants requiring us to maintain a certain leverage ratio and certain other tests. Any subsequent replacement of our Amended and Restated Credit Agreement or any new indebtedness could have similar or greater restrictions. If our covenants are not met, whether as a result of reduced production levels of natural gas and NGLs as described above or otherwise, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

Our 2.50% Senior Notes due 2017, 2.70% Senior Notes due 2019, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, and 5.60% Senior Notes due 2044, or our Senior Notes or notes, are senior unsecured obligations of our indirect 100% owned subsidiary, DCP Operating, and rank equally in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2015, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indenture governing the notes from incurring indebtedness in the future.

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

As of December 31, 2015, our consolidated indebtedness was $2,450 million, which excludes $12 million in unamortized discount and $14 million in unamortized issuance costs. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

Debt service obligations and restrictive covenants in our Amended and Restated Credit Agreement, and the indentures governing our notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs as well as our ability to make cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

We hedge a portion of our commodity risk and our interest rate risk. In its rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, the Commodities Futures Trading Commission, or CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. On November 5, 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC has extended the comment period for these new rules multiple times, with the most recent extension that ended on March 28, 2015. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the rules adopted by the CFTC, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, and as a result, we do not expect our hedging activity to be subject to mandatory clearing. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

The capital markets may experience volatility, which may lead to financial uncertainty. Our access to funds under the Amended and Restated Credit Agreement is dependent on the ability of the lenders that are party to the Amended and Restated Credit Agreement to meet their funding obligations. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity. If lenders under the Amended and Restated Credit Agreement were to fail to fund their share of the Amended and Restated Credit Agreement, our available borrowings could be further reduced. In addition, our borrowing capacity may be further limited by the Amended and Restated Credit Agreement’s financial covenants.

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

Pursuant to the Pipeline Safety Improvement Act of 2002, PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:

•	perform ongoing assessments of pipeline integrity;

•	identify threats to pipeline segments that could impact a high consequence area and assess the risks that such threats pose to pipeline integrity;

•	collect, integrate, and analyze data regarding threats and risks posed to the pipeline;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.

Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the Pipeline Safety and Job Creations Act, reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by PHMSA, address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.

Although many of our natural gas facilities currently are not subject to pipeline integrity requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. With the exception of our Wattenberg pipeline, our NGL pipelines are also subject to integrity management and other safety regulations imposed by the Texas Railroad Commission, or TRRC.

We currently estimate that we will incur between $4 million and $6 million between 2016 and 2020 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

Certain states in which we operate have adopted or are considering adopting measures that could impose new or more stringent requirements on oil and gas exploration and production activities. For example, the Colorado Oil and Gas Conservation Commission is presently engaged in a rulemaking to implement certain recommendations of a task force convened by the governor in the fall of 2014. While the primary objective of the rulemaking is to provide a mechanism for greater local government involvement in the siting and permitting of oil and gas production facilities, local government activists have vocally derided the proposed rule as doing nothing to alleviate their concerns regarding the encroachment of oil and gas operations on urban areas. In light of those objections, it is possible that the Colorado state legislature could pursue new legislation or private individuals could sponsor citizen initiatives to enact measures that would give local governments in Colorado greater authority to limit hydraulic fracturing and other oil and gas operations. In fact, 20 such ballot measures have already been filed, including a proposed statewide ban on hydraulic fracturing and increased mandatory setbacks of oil and gas operations from occupied structures.

In the event state or local restrictions or prohibitions are adopted in our areas of operations, such as in the Wattenberg field, our customers may incur significant compliance costs or may experience delays or curtailment in the pursuit of their exploration, development, or production activities, and possibly be limited or precluded in the drilling of certain wells altogether. Any adverse impact on our customers’ activities would have a corresponding negative impact on our throughput volumes. In addition, while conflicts associated with upstream development activities are the primary focus of debate in Colorado generally, certain proposals may, if adopted, directly impact our ability to competitively locate, construct, maintain, and operate our own assets.

Other jurisdictions are also considering policy measures that could have a direct impact on our ability to operate. In Oklahoma, legislation has been introduced to extend the authority of the Oklahoma Corporation Commission to consider setting rates and terms and conditions of service for natural gas processing activities. An interim committee in Texas will host hearings this spring to consider the adequacy of compensation provided to surface owners in eminent domain proceedings. Those hearings may be used as a platform to further promote legislation introduced but not acted upon in 2015, which would award attorney’s fees and costs to landowners who receive final compensation pursuant to a condemnation proceeding that exceeds 120% of the final offer made by a condemnor. Accordingly, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

We may incur significant costs and liabilities in the future resulting from a failure to comply with existing or new environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (2) the federal RCRA and comparable state laws that impose requirements for the management, storage and disposal of hazardous and solid waste from our facilities; (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; (4) the Clean Water Act and the Oil Pollution Act, and comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to Waters of the United States and regulated state waters; and (5) state laws that impose requirements on the response to and remediation of hydrocarbon releases to soil. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining or affecting future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict liability and joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

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

The majority of our natural gas gathering and intrastate transportation operations are exempt from FERC regulation under the NGA but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines. However, we cannot assure that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transportation services and federally unregulated gathering services has been the subject of regular litigation, so the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on any reassessment by us of the jurisdictional status of our facilities or on future determinations by FERC and the courts.

In addition, the rates, terms and conditions of some of the transportation services we provide on our Cipco pipeline system, EasTrans Pipeline system, and Pelico pipeline system are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The Cipco and Pelico systems are currently charging rates for their Section 311 transportation services that were deemed fair and equitable under a rate settlement approved by FERC. The EasTrans system is currently charging rates for its Section 311 transportation services that were deemed fair and equitable under an order approved by the Railroad Commission of Texas. The Sand Hills, Southern Hills, Black Lake, Wattenberg, and Front Range pipelines are interstate transporters of NGLs and are subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act.

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation and five years in prison. Under the NGPA, FERC may impose civil penalties of up to $1 million for any one violation and may impose criminal penalties of up to $1 million and five years in prison.

Other state and local regulations also affect our business. Our non-proprietary gathering lines are subject to ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our proprietary gathering lines are currently subject to limited state regulation, there is a risk that state laws will be changed, which may give producers a stronger basis to challenge the proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and the disgorgement of profits. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation and five years in prison.

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

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules further establish new requirements for detection and repair of leaks exceeding 500 parts per million in concentration at new or modified natural gas processing plants. In January 2013, the EPA stated that it intends to reconsider portions of the rule. On September 23, 2013, the EPA issued limited revisions to the rule regarding standards for storage tanks subject to the NSPS and on December 19, 2014, revised definitions related to the stages of well completion and amended storage tank requirements; EPA further revised the storage tank requirements in March 2015. The EPA has stated that it continues to review other issues raised in Petitions for Reconsideration; the rule is also the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in January 2015, the EPA announced its intention to expand existing NSPS regulations for new or modified sources of VOCs and methane emissions, and institute Control Technology Guidelines for VOC emissions reductions related to ozone, as part of the EPA’s strategy to reduce methane and ozone-forming VOC emissions from the oil and gas industry. These regulations and guidelines were proposed by EPA in September 2015, and are intended to be instituted by the EPA over the course of 2016 to 2019. Relatedly, in October 2015 the EPA revised and lowered the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to 70 parts per billion, which is likely to result in more, and expanded, ozone non-attainment areas, which in turn will require states to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas industry. These regulations could require modifications to the operations of our natural gas exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation related to greenhouse gas emissions, including compelling reductions of such emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. Some of these proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, the President announced a climate action plan that targets methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in September 2015, the EPA proposed new source performance standards for methane emissions (a greenhouse gas) from new and modified oil and gas industry sources, regulations to be finalized in 2016. The EPA also proposed in September 2015 Control Technology Guidelines for emissions of VOCs from oil and gas industry sources in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in October 2015 finalized a regulation reducing the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act. The EPA in 2011 issued permitting rules for sources of greenhouse gases; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases; however, large sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. Further, the EPA also has issued rules requiring reporting of greenhouse gas, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015 the EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers' natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, fracturing is excluded from regulation unless the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. The EPA is also considering various regulatory programs directed at hydraulic fracturing. For example, in April 2015, the EPA proposed regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly-owned treatment works. The EPA is also intending to expand, as discussed herein, existing Clean Air Act new source performance standards for new and modified air emissions sources, and institute Control Technology Guidelines for existing sources in ozone non-attainment areas, to reduce emissions of methane or VOCs from oil and gas sources, including drilling and production processes. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the EPA is currently studying the potential adverse impact that each stage of hydraulic fracturing may have on the environment; the EPA released a draft assessment report of the potential impacts of hydraulic fracturing on drinking water resources in June 2015. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells.

In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production. On May 11, 2012, the federal Bureau of Land Management, or BLM, announced draft rules that would require disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands. On March 26, 2015, the BLM finalized regulations imposing requirements on the use of hydraulic fracturing techniques on federal and Indian lands, a regulation which has been challenged in federal court. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our natural gas exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

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

Historically, a principal focus of our strategy was to continue to grow the per unit distribution on our units by expanding our business. However, with the downturn in the energy industry caused by the volatility in the commodity prices we are currently focusing on sustaining the per unit distribution on our units. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

A deficiency in any of these factors could adversely affect our ability to sustain the level of our cash flows or realize benefits from acquisitions, joint ventures or construction projects. In addition, competition from other buyers could reduce our acquisition opportunities. DCP Midstream, LLC and its affiliates are not restricted from competing with us. DCP Midstream, LLC and its affiliates may acquire, construct or dispose of midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets. Furthermore, in recent years we have grown through organic projects, dropdowns and acquisitions. If we fail to properly integrate these assets successfully with our existing operations, if the future performance of these assets does not meet our expectations, if we did not properly value the assets, or we did not identify significant liabilities associated with acquired assets, the anticipated benefits from these transactions may not be fully realized.

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

Most of our propane purchases are made under supply contracts that are annual or multi-year agreements and provide various index-based pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, one of which is an affiliated entity, represented approximately 60% of our propane supplied during the year ended December 31, 2015. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals, our ability to satisfy customer demand, our revenue and results of operations would be adversely affected.

Service at our propane terminals may be interrupted.

Historically, a substantial portion of the propane we purchase to support our wholesale propane logistics business is delivered at our rail terminals or our owned marine terminal in Chesapeake, Virginia. We also rely on shipments of propane via TEPPCO Partners, LP’s pipeline to open access terminals. Any significant interruption in the service at these terminals would adversely affect our ability to obtain propane, which could reduce the amount of propane that we distribute and impact our revenues or cash available for distribution.

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

Neither our partnership agreement nor the Services Agreement, as amended, or the Services Agreement, between us, DCP Midstream, LLC and others will prohibit DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources and experience than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be material.

Pursuant to the Services Agreement, we entered into with DCP Midstream, LLC, our general partner and others, DCP Midstream, LLC will receive reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services will be material. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. These factors may reduce the amount of cash otherwise available for distribution to our unitholders.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2015, our general partner and its affiliates owned approximately 21.1% of our aggregate outstanding common units.

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

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, under our partnership agreement the owners of our general partner may pledge, impose a lien or transfer all or a portion of their respective ownership interest in our general partner to a third party. On March 23, 2015, we were advised by DCP Midstream, LLC, the owner of our general partner, that DCP Midstream, LLC pledged its limited partner and general partner interests in us as collateral under its credit agreement with various financial institutions. If DCP Midstream, LLC defaults on its obligations under its credit agreement, its lenders may foreclose on such pledged limited partner and general partner interests. Any new owners of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. For example, members of the U.S. Congress and the President’s Administration have recently considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships such as repealing the exemption from the corporate income tax for income and gains from activities relating to fossil fuels. Further, on May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended, or the Code. We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the proposed regulations. The proposed regulations, however, could be changed before they are finalized and could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such change could negatively impact the value of an investment in our common units.

Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are required to pay the State of Texas a margin tax that is assessed at 0.75% of taxable margin apportioned to Texas. Imposition of such a tax on us by other states would reduce the cash available for distribution to a unitholder. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Treasury Department recently adopted final regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. We are currently evaluating these regulations, which will not apply to us until our taxable year beginning January 1, 2016. These regulations do not specifically authorize the proration method we have previously used. If the IRS were to challenge our proration method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of common units may have a greater portion of their adjustment under Section 743(b) of the Code allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

Unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units.

In addition to federal income taxes, unitholders may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if the unitholders do not live in any of those jurisdictions. Unitholders may be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, the unitholder may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax or an entity level tax. It is each unitholder’s responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

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
Our principal executive offices are located at 370 17th Street, Suite 2500, Denver, Colorado 80202, our telephone number is 303-595-3331 and our website address is www.dcppartners.com.

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
Our common units have been listed on the New York Stock Exchange, or the NYSE, under the symbol “DPM”. The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2015 and 2014.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2015	30.00	19.26	0.7800
September 30, 2015	34.04	22.04	0.7800
June 30, 2015	41.75	30.43	0.7800
March 31, 2015	47.71	35.10	0.7800

December 31, 2014	56.28	40.09	0.7800
September 30, 2014	57.96	51.27	0.7700
June 30, 2014	57.98	50.17	0.7575
March 31, 2014	51.14	46.88	0.7450
As of February 19, 2016, there were approximately 44 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities.
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
Minimum Quarterly Distribution - The Minimum Quarterly Distribution, as set forth in the partnership agreement, is $0.35 per unit per quarter, or $1.40 per unit per year. Our current quarterly distribution is $0.78 per unit, or $3.12 per unit annualized. There is no guarantee that we will maintain our current distribution or pay the Minimum Quarterly Distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements - Liquidity and Capital Resources” for a discussion of the restrictions included in our Amended and Restated Credit Agreement that may restrict our ability to make distributions.
General Partner Interest and Incentive Distribution Rights - As of December 31, 2015, the general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of 1.7%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.
The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights have not been reduced as a result of our common unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash section in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.
On January 28, 2016, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.78 per unit, which was paid on February 12, 2016, to unitholders of record on February 8, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
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
The table should also be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$1,442	$3,143	$2,763	$2,520	$3,574
Transportation, processing and other	371	345	271	234	208
Gains from commodity derivative activity, net (b) (c)	85	154	17	70	8
Total operating revenues	1,898	3,642	3,051	2,824	3,790
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,246	2,795	2,426	2,215	3,155
Operating and maintenance expense	214	216	215	197	192
Depreciation and amortization expense	120	110	95	91	135
General and administrative expense	85	64	63	75	76
Goodwill impairment	82	—	—	—	—
Other expense (income), net	4	3	8	—	(1)
Total operating costs and expenses	1,751	3,188	2,807	2,578	3,557
Operating income	147	454	244	246	233
Interest expense	(92)	(86)	(52)	(42)	(34)
Earnings from unconsolidated affiliates (d)	173	75	33	26	23
Income before income taxes	228	443	225	230	222
Income tax benefit (expense)	5	(6)	(8)	(1)	(1)
Net income	233	437	217	229	221
Net income attributable to noncontrolling interests	(5)	(14)	(17)	(13)	(30)
Net income attributable to partners	$228	$423	$200	$216	$191
Less:
Net income attributable to predecessor operations (e)	—	(6)	(25)	(51)	(91)
General partner interest in net income	(124)	(114)	(70)	(41)	(25)
Net income allocable to limited partners	$104	$303	$105	$124	$75
Net income per limited partner unit-basic	$0.91	$2.84	$1.34	$2.28	$1.73
Net income per limited partner unit-diluted	$0.91	$2.84	$1.34	$2.28	$1.72

	Year Ended December 31,
	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
	(Millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$3,476	$3,347	$3,046	$2,592	$2,157
Total assets (f)	$5,477	$5,722	$4,567	$3,645	$2,955
Accounts payable	$117	$223	$275	$223	$414
Long-term debt	$2,424	$2,044	$1,590	$1,620	$747
Partners’ equity	$2,772	$2,993	$1,985	$1,447	$1,299
Noncontrolling interests	$33	$33	$228	$189	$306
Total equity	$2,805	$3,026	$2,213	$1,636	$1,605

Other Information:
Cash distributions declared per unit	$3.1200	$3.0525	$2.8630	$2.7000	$2.5480
Cash distributions paid per unit	$3.1200	$3.0050	$2.8200	$2.6600	$2.5150

(a)
Includes the effect of the following acquisitions prospectively from their respective dates of acquisition: (1) the DJ Basin NGL fractionators acquired in March 2011; (2) our 100% owned Eagle Plant in August 2011; (3) the remaining 49.9% interest in East Texas acquired from DCP Midstream, LLC in January 2012; (4) a 10% ownership interest in the Texas Express Pipeline acquired from Enterprise Products Partners, L.P. in April 2012; (5) a 12.5% interest in the Enterprise fractionator and a 20% interest in the Mont Belvieu 1 fractionator, acquired from DCP Midstream, LLC in

July 2012; (6) the Crossroads processing plant and 50% interest in CrossPoint Pipeline, LLC, acquired from Penn Virginia Resource Partners, L.P. in July 2012; (7) the O'Connor plant acquired from DCP Midstream, LLC in August 2013; (8) the Front Range pipeline acquired from DCP Midstream, LLC in August 2013 and (9) a 33.33% interest in each the Southern Hills and Sand Hills pipelines, acquired from DCP Midstream, LLC in March 2014.

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

(c)
Prior to the acquisition of the remaining 49.9% limited liability company interest in East Texas in January 2012, we hedged our proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 49.9% of East Texas unhedged in 2011. Our consolidated results depict 66.67% unhedged in 2011 and through March 2012 corresponding with DCP Midstream, LLC’s ownership interest in Southeast Texas. Our consolidated results depict 100% of the Eagle Ford system unhedged in 2011 and through October 2012, and 66.67% from November 2012 through March 2013, and 20% from April 2013 through March 2014 corresponding with DCP Midstream, LLC’s ownership interest in the Eagle Ford system.

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

(f)	Includes our 15% interest in Panola Pipeline Company, LLC, which we acquired in January 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices and volumes. We mitigate commodity prices on an overall Partnership basis through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have declined substantially and experienced significant volatility. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 1,839 on December 26, 2014 to 541 on February 12, 2016 (Source: Baker Hughes). This decreased drilling activity has caused us to target our strategy in geographic areas where we expect producer activity to continue in the current commodity price environment.
A sustained decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. Despite current weakness, our long-term view is that commodity prices will be at levels that we believe will support growth in natural gas, condensate and NGL production. We believe that future commodity prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
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
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets. In addition, we are experiencing a period of sustained lower commodity prices.
We plan for these cyclical downturns in commodity prices and we believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our estimated margins.

•	Our well defined hedging program.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We prudently manage our capital expenditures and focus on fee-based growth projects.

•	We believe we have a strong capital structure and balance sheet.

•	We believe we have access to sufficient capital.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low costs have historically enabled us to execute our growth strategy. Our targeted strategy may take numerous forms such as organic build opportunities within our footprint, dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, and third-party acquisitions. Growth opportunities will be evaluated in cooperation with producers based on the expected level of drilling activity in these geographic regions and the impacts of higher costs of capital.
During the year ended December 31, 2015, we recognized goodwill impairment of $82 million related to our Collbran, Michigan and Southeast Texas reporting units, all of which are included in our Natural Gas Services reporting segment. Based on the continued weak commodity prices, management determined that a triggering event had occurred and performed an interim goodwill impairment test. We believe that the fair value of our remaining reporting units substantially exceeds their carrying value. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. Adverse changes in our business or the overall operating environment such as declines in gas production volumes, loss of significant customers or a further or sustained decrease in commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our operations and cash flows.

Some of our growth projects include the following:

•	The expansion of Discovery's Keathley Canyon natural gas gathering pipeline system was placed into service in the first quarter of 2015.

•
The Lucerne 2 plant was placed into service at the end of the second quarter of 2015. Revenues under the processing agreement associated with this plant began in late July 2015, 30 days after the plant was placed into service.

•
The Sand Hills laterals were placed into service in the second and third quarters of 2015. The Sand Hills pipeline capacity expansion is underway and expected to be placed into service in the middle of 2016.

•	In January 2015, we acquired a 15% interest in the Panola intrastate NGL pipeline which is currently undergoing an expansion that is expected to be completed in the second quarter of 2016.

•	In March 2015, we began construction for a gathering system in the DJ Basin, or the Grand Parkway gathering project, that was completed in the first quarter of 2016.
On October 30, 2015, DCP Midstream, LLC, the owner of the Partnership's General Partner, closed on an agreement with Phillips 66 and Spectra Energy under which Phillips 66 contributed $1.5 billion in cash and Spectra Energy contributed all of its interests in the Sand Hills and Southern Hills NGL pipelines to DCP Midstream, LLC, respectively, as capital contributions.
In April 2015, we filed a new shelf registration statement with the SEC that became effective upon filing, in order to replace an existing shelf registration statement that was set to expire. As with the prior shelf registration statement, the new shelf registration statement also allows us to issue an unlimited amount of common units and debt securities. We have issued no common units or debt securities under this registration statement. During the year ended December 31, 2015, we received net proceeds of $31 million from the issuance of our common units to the public in at-the-market transactions under our 2014 equity distribution agreement. As of December 31, 2015, the unused capacity under the Amended and Restated Credit Agreement was $874 million, all of which was available for general working capital purposes, providing liquidity to continue to execute on our growth plans.
We announced a quarterly distribution of $0.78 per unit for the fourth quarter of 2015. This distribution remains unchanged from the previous quarter and the fourth quarter of 2014.

General Trends and Outlook
During 2016, our strategic objectives will continue to focus on maintaining stable distributable cash flows from our existing assets and executing on opportunities to sustain our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our distributable cash flows.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $45 million, and approved expansion capital expenditures of between $75 million and $150 million, for the year ending December 31, 2016. Expansion capital expenditures include construction of the Grand Parkway gathering project, expansion of the Sand Hills Pipeline and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our consolidated statements of cash flows.
We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
Commodity Price Environment - Our business is impacted by commodity prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. Commodity prices have declined substantially compared to historical periods and experienced significant volatility during 2015, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” Despite recent short-term weakness, our long-term view is that commodity prices will be at levels that we believe will support continued growth in natural gas, condensate and NGL production.
Natural Gas Gathering and Processing Margins - Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline should commodity prices and drilling levels continue to experience weakness. Our long-term view is that as industry conditions improve, commodity prices should support continued natural gas production in the United States. During 2015, petrochemical demand remained stable for NGLs as NGLs were a competitive feedstock when compared to crude oil derived feedstocks. We anticipate demand for NGLs by the petrochemical industry will continue in 2016 as chemical plants convert facilities from an oil-based feedstock to a NGL-based feedstock and as export facilities are brought into service. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to balance supply.

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

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) the prices of and relationship between commodities such as NGLs, crude oil and natural gas (2) increases and decreases in the volume and quality of natural gas that we gather and transport through our systems, which we refer to as throughput, (3) the associated Btu content of our system throughput and our related processing volumes, (4) the operating efficiency and reliability of our processing facilities, (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints, (6) the terms of our processing contract arrangements with producers, and (7) increases and decreases in the volume, price and basis differentials of natural gas associated with our natural gas storage and pipeline assets, as well as our underlying derivatives associated with these assets. This is not a complete list of factors that may impact our results of operations but, rather, are those we believe are most likely to impact those results.

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

Our processing contract arrangements can have a significant impact on our profitability and cash flow. Our actual contract terms are based upon a variety of factors, including the commodity pricing environment at the time the contract is executed, natural gas quality, geographic location, customer requirements and competition from other midstream service providers. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, impacting our expansion in regions where certain types of contracts are more common as well as other market factors.

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

Natural Gas Supply

The number of active oil and gas drilling rigs in the United States has significantly decreased, from 1,839 on December 26, 2014 to 541 on February 12, 2016 (Source: Baker Hughes).

Capital Markets

Volatility in the capital markets may impact our business in multiple ways, including limiting our producers’ ability to finance their drilling programs and operations and limiting our ability to support or fund our operations. These events may impact our counterparties’ ability to perform under their credit or commercial obligations. Where possible, we have obtained additional collateral agreements, letters of credit from highly rated banks, or have managed credit lines to mitigate a portion of these risks.

In 2015 our credit rating was lowered below investment grade level. Our access to the capital markets and our cost of doing business may be negatively impacted by further downgrades in our or DCP Midstream, LLC's credit ratings. See Item 1A. “Risk Factors” - “A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.”

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

Recent Events
On January 28, 2016, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit, payable on February 12, 2016 to unitholders of record on February 8, 2016.

Our Operations

We manage our business and analyze and report our results of operations on a segment basis. Our operations are divided into our Natural Gas Services segment, NGL Logistics segment and Wholesale Propane Logistics segment.

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

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. We had no supplier of natural gas representing 10% or more of our total natural gas supply during the year ended December 31, 2015. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

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

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-Atlantic, upper midwest and northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the mid-Atlantic, midwest and the northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our three primary suppliers of propane, one of which is an affiliated entity, represented approximately 60% of our propane supplied during the year ended December 31, 2015. We primarily sell propane on a wholesale basis to propane distributors who in turn resell propane to their customers.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2015	2014	2013
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$228	$423	$200
Interest expense	92	86	52
Income tax (benefit) expense	(5)	6	8
Operating and maintenance expense	214	216	215
Depreciation and amortization expense	120	110	95
General and administrative expense	85	64	63
Goodwill impairment	82	—	—
Other expense	4	3	8
Earnings from unconsolidated affiliates	(173)	(75)	(33)
Net income attributable to noncontrolling interests	5	14	17
Gross margin	$652	$847	$625
Non-cash commodity derivative mark-to-market (a)	$(130)	$86	$(37)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$182	$455	$213
Operating and maintenance expense	184	189	184
Depreciation and amortization expense	109	101	87
Goodwill impairment	82	—	—
Other expense	8	2	1
Earnings from unconsolidated affiliates	(55)	(5)	(1)
Net income attributable to noncontrolling interests	5	14	17
Segment gross margin	$515	$756	$501
Non-cash commodity derivative mark-to-market (a)	$(133)	$89	$(36)

NGL Logistics segment:
Segment net income attributable to partners	$174	$119	$79
Operating and maintenance expense	20	16	16
Depreciation and amortization expense	8	7	6
Other (income) expense	(4)	1	3
Earnings from unconsolidated affiliates	(118)	(70)	(32)
Segment gross margin	$80	$73	$72

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$44	$5	$31
Operating and maintenance expense	10	11	15
Depreciation and amortization expense	3	2	2
Other expense	—	—	4
Segment gross margin	$57	$18	$52
Non-cash commodity derivative mark-to-market (a)	$3	$(3)	$(1)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$182	$455	$213
Non-cash commodity derivative mark-to-market	133	(89)	36
Depreciation and amortization expense	109	101	87
Goodwill impairment	82	—	—
Discontinued construction projects	10	3	8
Noncontrolling interest portion of depreciation and income tax	(1)	(3)	(6)
Other	—	(3)	(8)
Adjusted segment EBITDA	$515	$464	$330
NGL Logistics segment:
Segment net income attributable to partners	$174	$119	$79
Depreciation and amortization expense	8	7	6
Adjusted segment EBITDA	$182	$126	$85
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$44	$5	$31
Non-cash commodity derivative mark-to-market	(3)	3	1
Depreciation and amortization expense	3	2	2
Adjusted segment EBITDA	$44	$10	$34

(a)	Includes $6 million, $11 million and $2 million in the lower of cost or market adjustments for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)	Includes $2 million, $13 million and $2 million in the lower of cost or market adjustments for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	Year Ended December 31,
	2015	2014	2013
	(Millions)
General and administrative expense	$11	$17	$17
General and administrative expense - affiliate:
Services/Omnibus Agreement	71	41	29
Other - DCP Midstream, LLC	3	6	17
Total affiliate	74	47	46
Total	$85	$64	$63
We have a Services Agreement with DCP Midstream, LLC. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index.
On February 23, 2015, the annual fee payable under the Services Agreement was increased to $71 million, following approval of the increase by the special committee of the board of directors of the General Partner. Our growth, both from organic growth and acquisitions, has resulted in the partnership becoming a much larger portion of the business of DCP Midstream, LLC. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee was effective starting January 1, 2015.
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
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $3 million, $2 million, and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Lucerne 1 plant incurred $1 million in general and administrative expenses directly from DCP Midstream, LLC for the year ended December 31, 2013. The Eagle Ford system incurred $4 million and $14 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2014 and 2013, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
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

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013. The results of operations by segment are discussed in further detail following this consolidated overview discussion:

	Year Ended December 31,			Variance 2015 vs 2014		Variance 2014 vs. 2013
	2015	2014 (a)	2013 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (b):
Natural Gas Services	$1,618	$3,163	$2,598	$(1,545)	(49)%	$565	22%
NGL Logistics	80	73	73	7	10%	—	—%
Wholesale Propane Logistics	200	406	380	(206)	(51)%	26	7%
Total operating revenues	1,898	3,642	3,051	(1,744)	(48)%	591	19%
Gross margin (c):
Natural Gas Services	515	756	501	(241)	(32)%	255	51%
NGL Logistics	80	73	72	7	10%	1	1%
Wholesale Propane Logistics	57	18	52	39	217%	(34)	(65)%
Total gross margin	652	847	625	(195)	(23)%	222	36%
Operating and maintenance expense	(214)	(216)	(215)	(2)	(1)%	1	—%
Depreciation and amortization expense	(120)	(110)	(95)	10	9%	15	16%
General and administrative expense	(85)	(64)	(63)	21	33%	1	2%
Goodwill impairment	(82)	—	—	82	*	—	—%
Other expense	(4)	(3)	(8)	1	33%	(5)	(63)%
Earnings from unconsolidated affiliates (d)	173	75	33	98	131%	42	127%
Interest expense	(92)	(86)	(52)	6	7%	34	65%
Income tax benefit (expense)	5	(6)	(8)	11	*	(2)	(25)%
Net income attributable to noncontrolling interests	(5)	(14)	(17)	(9)	(64)%	(3)	(18)%
Net income attributable to partners	$228	$423	$200	$(195)	(46)%	$223	112%
Other data:
Non-cash commodity derivative mark-to-market	$(130)	$86	$(37)	$(216)	*	$123	*
Natural gas throughput (MMcf/d) (e)	2,714	2,604	2,307	110	4%	297	13%
NGL gross production (Bbls/d) (e)	161,007	157,722	121,970	3,285	2%	35,752	29%
NGL pipelines throughput (Bbls/d) (e)	261,659	184,706	89,361	76,953	42%	95,345	107%
NGL fractionator throughput (Bbls/d) (e)	56,927	61,509	67,964	(4,582)	(7)%	(6,455)	(9)%
Propane sales volume (Bbls/d)	15,685	18,335	19,553	(2,650)	(14)%	(1,218)	(6)%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Operating revenues include the impact of commodity derivative activity.

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

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Total Operating Revenues — Total operating revenues decreased $1,744 million in 2015 compared to 2014 primarily as a result of the following:

•
$1,545 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower NGL sales volumes which impact both sales and purchases, lower volumes at our natural gas storage and pipeline assets at the Southeast Texas system, unfavorable commodity derivative activity, a change in the contract structure at our Lucerne 1 plant and a favorable contractual producer settlement in 2014, partially offset by growth in our DJ Basin system; and

•
$206 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane prices and volumes, partially offset by the conversion of one of our assets to a butane export facility.

Gross Margin — Gross margin decreased $195 million in 2015 compared to 2014 primarily as a result of the following:

•
$241 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, unfavorable commodity derivative activity, lower volumes on our Eagle Ford system, lower volume and unit margins on our storage assets, a favorable contractual producer settlement in 2014; partially offset by higher valued product and contract mix, growth in our DJ Basin system and a decrease in non-cash lower of cost or market inventory adjustments.

This decrease was partially offset by:

•
$39 million increase for our Wholesale Propane Logistics segment primarily due to a partial recovery of non-cash lower of cost or market inventory adjustments recognized in the fourth quarter of 2014, higher unit margins, the conversion of one of our assets to a butane export facility, partially offset by a decrease in volumes as discussed below under the heading "Propane Sales Volumes".

Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2015 compared to 2014 primarily as a result of growth of our operations.
General and Administrative Expense — General and administrative expense increased in 2015 compared to 2014 primarily as a result of an increase in the annual fee under the Services Agreement with DCP Midstream, LLC.
Goodwill Impairment— Goodwill impairment expense of $82 million was recognized in 2015 affecting our Collbran, Michigan and Southeast Texas reporting units, primarily due to changes in assumptions related to commodity prices and discount rate.
Other Expense, net — Other expense, net in 2015 represented a write off of construction work in progress due to discontinued projects, which was partially offset by a one time tax payment received from Spectra Energy related to the contribution for their interests in Sand Hills and Southern Hills NGL pipelines to DCP Midstream, LLC.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment, the expansion and ramp-up of Sand Hills, the ramp-up of Texas Express and Front Range pipelines in our NGL Logistics segment.
Interest Expense — Interest expense increased in 2015 compared to 2014 as a result of higher average outstanding debt balances associated with the growth of our operations and lower capitalized interest.
Income Tax Benefit (Expense) — Income tax benefit increased in 2015 compared to 2014 primarily due to a decrease in the Texas margin tax rate.
Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests decreased in 2015 compared to 2014 primarily as a result of the contribution by DCP Midstream, LLC to us of the remaining 20% interest in the Eagle Ford system in March 2014.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Total Operating Revenues — Total operating revenues increased $591 million in 2014 compared to 2013 primarily as a result of the following:

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
Gross Margin — Gross margin increased $222 million in 2014 compared to 2013 primarily as a result of the following:

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
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2014 compared to 2013 primarily as a result of growth of our operations.
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
We owned our interest in Sand Hills for a nine-month period during 2014 having acquired such interest on March 31, 2014, but have included financial statements for the year ended December 31, 2014 in Item 15 of this Annual Report on Form 10-K. We did not identify any significant unusual transactions during the three-month period that we did not own Sand Hills.
Interest Expense — Interest expense increased in 2014 compared to 2013 as a result of higher average outstanding debt balances associated with the growth of our operations.
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
Results of Operations — Natural Gas Services Segment

The results of operations for our Natural Gas Services segment are as follows:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
	2015	2014 (a)	2013 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,254	$2,737	$2,383	$(1,483)	(54)%	$354	15%
Transportation, processing and other	279	269	199	10	4%	70	35%
Gains from commodity derivative activity	85	157	16	(72)	(46)%	141	*
Total operating revenues	1,618	3,163	2,598	(1,545)	(49)%	565	22%
Purchases of natural gas and NGLs	(1,103)	(2,407)	(2,097)	(1,304)	(54)%	310	15%
Segment gross margin (b)	515	756	501	(241)	(32)%	255	51%
Operating and maintenance expense	(184)	(189)	(184)	(5)	(3)%	5	3%
Depreciation and amortization expense	(109)	(101)	(87)	8	8%	14	16%
Goodwill impairment	(82)	—	—	82	*
Other (expense)	(8)	(2)	(1)	6	300%	1	100%
Earnings from unconsolidated affiliates (c)	55	5	1	50	*	4	400%
Segment net income	187	469	230	(282)	(60)%	239	104%
Segment net income attributable to noncontrolling interests	(5)	(14)	(17)	(9)	(64)%	(3)	(18)%
Segment net income attributable to partners	$182	$455	$213	$(273)	(60)%	$242	114%
Other data:
Non-cash commodity derivative mark-to-market	$(133)	$89	$(36)	$(222)	*	$125	*
Natural gas throughput (MMcf/d) (d)	2,714	2,604	2,307	110	4%	297	13%
NGL gross production (Bbls/d) (d)	161,007	157,722	121,970	3,285	2%	35,752	29%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(c)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(d)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production of unconsolidated affiliates.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Total Operating Revenues — Total operating revenues decreased $1,545 million in 2015 compared to 2014, primarily as a result of the following:

•	$822 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•
$481 million decrease primarily attributable to lower NGL sales volumes, which impact both sales and purchases, including the effects of contractual changes, higher ethane rejection and a third party outage;

•	$110 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;

•	$72 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas system which impacts both purchases and sales;

•
$72 million decrease as a result of commodity derivative activity attributable to a $150 million increase in realized cash settlement gains in 2015, partially offset by an increase in unrealized commodity derivative losses of $222 million due to movements in forward prices of commodities;

•	$21 million decrease attributable to a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation; and

•	$14 million decrease due to a favorable contractual producer settlement in 2014.
These decreases were partially offset by:

•	$24 million increase attributable to growth in our DJ Basin system; and

•	$23 million attributable to increased volumes at our natural gas storage and pipeline assets related to our Northern Louisiana system, which impacts both purchases and sales.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $1,304 million in 2015 compared to 2014 primarily as a result of decreased commodity prices, lower NGL sales volumes which impact both sales and purchases, decreased volumes at our natural gas storage and pipeline assets at the Southeast Texas system, a change in the contract structure at our Lucerne 1 plant whereby revenues changed from a gross presentation to a net fee presentation, partially offset by increased volumes at our natural gas storage and pipeline assets related to our Northern Louisiana system.
Segment Gross Margin — Segment gross margin decreased $241 million in 2015 compared to 2014, primarily as a result of the following:

•	$147 million decrease as a result of lower commodity prices;

•	$72 million decrease as a result of commodity derivative activity as discussed above;

•	$30 million decrease attributable to lower volumes on our Eagle Ford system;

•	$21 million decrease attributable to lower volume and unit margins on our natural gas storage assets; and

•	$14 million decrease as a result of a favorable contractual producer settlement in 2014;
These decreases were partially offset by:

•	$21 million increase as a result of higher valued product and contract mix;

•	$17 million increase as a result of growth in our DJ Basin system which includes the ramp-up of our Lucerne 2 plant which commenced operations in June 2015; and

•	$5 million increase related to a decrease in non-cash lower of cost or market inventory adjustments.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2015 compared to 2014 primarily as a result of growth in our business including the completion of the Lucerne 2 plant in our DJ Basin system.

Other expense — Other expense represents a write off of construction work in progress for discontinued projects.
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
Segment Net Income Attributable to Noncontrolling Interests - Segment net income attributable to noncontrolling interests decreased in 2015 compared to 2014, primarily as a result of the contribution to us of the remaining 20% interest in the Eagle Ford system by DCP Midstream, LLC in March 2014.
Natural Gas Throughput - Natural gas throughput increased in 2015 compared to 2014 primarily as a result of (i) the completion and ramp-up of the Keathley Canyon project at Discovery which commenced operations in February 2015 and Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015, and (ii) increased volumes on our Northern Louisiana natural gas pipeline, which were partially offset by lower volumes at our Eagle Ford and East Texas systems due to higher interruptible volumes in 2014.
NGL Gross Production - NGL production increased in 2015 compared to 2014 primarily as a result of the completion and ramp-up in our DJ Basin system and the Keathley Canyon project at Discovery, as discussed in "Natural Gas Throughput" above, which were partially offset by lower volumes at our East Texas and Eagle Ford systems due to higher interruptible volumes in 2014.

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

Results of Operations — NGL Logistics Segment

The results of operations for our NGL Logistics segment are as follows:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
	2015	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	80	73	72	7	10%	1	1%
Total operating revenues and segment gross margin	80	73	72	7	10%	1	1%
Operating and maintenance expense	(20)	(16)	(16)	4	25%	—	—%
Depreciation and amortization expense	(8)	(7)	(6)	1	14%	1	17%
Other income (expense)	4	(1)	(3)	(5)	*	(2)	(67)%
Earnings from unconsolidated affiliates (a)	118	70	32	48	69%	38	119%
Segment net income attributable to partners	$174	$119	$79	$55	46%	$40	51%
Other data:
NGL pipelines throughput (Bbls/d) (b)	261,659	184,706	89,361	76,953	42%	95,345	107%
NGL fractionator throughput (Bbls/d) (b)	56,927	61,509	67,964	(4,582)	(7)%	(6,455)	(9)%
_________________
* Percentage change is not meaningful.

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

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Transportation, Processing and Other — Transportation processing and other increased in 2015 compared to 2014 as a result of growth of our operations.

Operating and Maintenance Expense— Operating and maintenance expense increased in 2015 compared to 2014 primarily as a result of a major maintenance project at our NGL storage facility.

Other income— Other income represents a one time tax payment received from Spectra Energy related to the contribution of their interests in the Sand Hills and Southern Hills NGL pipelines to DCP Midstream, LLC.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the contribution to us and ramp-up of Sand Hills which was contributed to us in March 2014, the ramp-up of Texas Express and Front Range which commenced operations in February 2014, partially offset by reduced fractionated volumes at both of our Mont Belvieu fractionators and unfavorable location pricing at one of our Mont Belvieu fractionators.

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

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Year Ended December 31,			Variance 2015 vs. 2014		Variance 2014 vs. 2013
	2015	2014	2013	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$188	$406	$379	$(218)	(54)%	$27	7%
Storage, transportation and other	12	3	—	$9	300%	$3	—%
(Losses) gains from commodity derivative activity	—	(3)	1	3	100%	(4)	(400)%
Total operating revenues	200	406	380	(206)	(51)%	26	7%
Purchases of propane	(143)	(388)	(328)	(245)	(63)%	60	18%
Segment gross margin (a)	57	18	52	39	217%	(34)	(65)%
Operating and maintenance expense	(10)	(11)	(15)	(1)	(9)%	4	27%
Depreciation and amortization expense	(3)	(2)	(2)	1	50%	—	—%
Other expense	—	—	(4)	—	—%	(4)	(100)%
Segment net income attributable to partners	$44	$5	$31	$39	780%	$(26)	(84)%
Other data:
Non-cash commodity derivative mark-to-market	$3	$(3)	$(1)	$6	*	$(2)	(200)%
Propane sales volume (Bbls/d)	15,685	18,335	19,553	(2,650)	(14)%	(1,218)	(6)%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Total Operating Revenues — Total operating revenues decreased by $206 million in 2015 compared to 2014, primarily as a result of the following:

•	$164 million decrease attributable to lower propane prices which impact both sales and purchases; and

•	$54 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes".
These decreases were partially offset by:

•	$9 million increase attributable to the conversion of one of our assets to a butane export facility;

•
$3 million increase as a result of commodity derivative activity attributable to a $6 million increase in unrealized commodity derivative gains due to movements in forward prices of commodities, partially offset by an increase in cash settlement losses of $3 million.

Purchases of Propane — Purchases of propane decreased in 2015 compared to 2014 primarily due to lower propane prices which impact both sales and purchases, colder weather and extended winter in 2014, the conversion of one of our assets to a butane export facility, and the impact of lower of cost or market inventory adjustments recognized in the fourth quarter of 2014.
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
Commodity Derivative Activity — Non-cash commodity derivative mark-to-market increased primarily due to unrealized commodity derivative losses in 2014 compared to unrealized commodity derivative gains in 2015 due to movements in forward prices of commodities for a net increase of $6 million. This increase was partially offset by a decrease in realized cash settlement losses of $3 million.
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

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Amended and Restated Credit Agreement;

•	debt offerings;

•	issuance of additional common units, including issuances we may make to DCP Midstream, LLC;

•	borrowings under term loans; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions, including transactions with DCP Midstream, LLC; and

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
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, further impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under the Amended and Restated Credit Agreement and the indentures governing our notes.
In May 2014, we entered into the Amended and Restated Credit Agreement, a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, interest rates under the Amended and Restated Credit Agreement increased. As of December 31, 2015, there was $375 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $874 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. As of February 19, 2016, we had $439 million of outstanding borrowings on the revolving credit facility and had approximately $811 million of unused borrowing capacity under the Amended and Restated Credit Agreement.
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

During the year ended December 31, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and accrued offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2015, approximately $349 million of common units remained available for sale pursuant to the 2014 equity distribution agreement.
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
We had a working capital excess of $106 million and deficit of $11 million as of December 31, 2015 and December 31, 2014, respectively. The change in working capital is primarily attributable to current maturities of our long-term debt of $250 million as of December 31, 2014, and net derivative working capital of $87 million as of December 31, 2015 as compared to $187 million as of December 31, 2014, and the factors described above. We expect that our future working capital requirements will be impacted by these same factors.
As of December 31, 2015, we had $2 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Net cash provided by operating activities	$650	$524	$345
Net cash used in investing activities	$(343)	$(1,236)	$(1,387)
Net cash (used in) provided by financing activities	$(330)	$725	$1,052
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Operating Activities — Net cash provided by operating activities increased $126 million in 2015 compared to 2014 primarily as a result of the following:
•$81 million increase in cash distributions from unconsolidated affiliates primarily due to increased earnings. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations";
•$39 million increase in cash attributable to the timing of cash receipts and disbursements related to operations; and

•	$6 million increase in cash attributable to higher net income in 2014, after adjusting our net income for non-cash items.

Investing Activities — Net cash used in investing activities decreased $893 million in 2015 compared to 2014 primarily as a result of the following:
•$775 million decrease related to our 2014 acquisition of (i) a 33.33% interest in each of the Sand Hills and Southern Hills pipeline entities; (ii) the remaining 20% interest in the Eagle Ford system; (iii) the Lucerne 1 plant; and (iv) the Lucerne 2 plant, which we collectively refer to as the March 2014 Transactions;
•$89 million decrease in cash contributions to our unconsolidated affiliates. In 2014, we primarily made contributions to the Keathley Canyon project at Discovery, which was placed into service in the first quarter of 2015, and Front Range, which was placed into service in February 2014. In 2015, we made contributions to the expansion projects at our Sand Hills pipeline; and
•$57 million decrease in capital expenditures attributable to the completion of the Goliad plant and the O'Connor plant expansion, both of which were completed in the first quarter of 2014, the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, partially offset by the Grand Parkway gathering project which began construction in the first quarter of 2015;
These events were partially offset by:
•$28 million decrease in cash inflows attributable to cash received from the sale of assets in the first quarter of 2014.

Financing Activities — Net cash used in financing activities was $330 million for the year ended December 31, 2015, as compared to net cash provided by financing activities of $725 million for the year ended December 31, 2014, primarily as a result of the following changes:

•$970 million decrease in proceeds from the issuance of common units to the public. We issued approximately 1 million common units to the public during the year ended December 31, 2015 as compared to approximately 20 million units during the year ended December 31, 2014;

•$259 million decrease in net debt borrowings; and

•$62 million increase in cash distributions to our limited and general partners primarily attributable to units issued during 2014 and an increase in our quarterly distribution rate over the rate paid for the year ended December 31, 2014.

These events were partially offset by:

•$222 million decrease due to cash outflows related to our March 2014 Transactions;

•$7 million decrease in deferred financing costs attributable to our debt issuance associated with the March 2014 Transactions; and

•$6 million decrease in net distributions to noncontrolling interests primarily due to our acquisition of the remaining 20% interest in the Eagle Ford system in 2014.
Year Ended December 31, 2014 vs Year Ended December 31, 2013
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $45 million, and approved expansion capital expenditures of between $75 million and $150 million, for the year ending December 31, 2016. Expansion capital expenditures include construction of the Grand Parkway gathering project, expansion of the Sand Hills Pipeline and expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$25	$255	$280	$38	$299	$337
Noncontrolling interest portion and reimbursable projects (a)	1	—	1	(4)	5	1
Total	$26	$255	$281	$34	$304	$338

	Year Ended December 31, 2013
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$23	$302	$325
Noncontrolling interest portion and reimbursable projects (a)	2	36	38
Total	$25	$338	$363

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $62 million and $151 million during the years ended December 31, 2015 and 2014, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $482 million and $420 million during the years ended December 31, 2015 and 2014, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 13. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements.”
Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of December 31, 2015, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,402	$80	$648	$823	$1,851
Operating lease obligations (b)	92	19	32	23	18
Purchase obligations (c)	71	67	1	—	3
Other long-term liabilities (d)	37	—	1	4	32
Total	$3,602	$166	$682	$850	$1,904

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $80 million, $148 million, $123 million, and $601 million for less than one year, one to three years, three to five years, and thereafter, respectively.

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

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2015. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $29 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $4 million of gas purchase liability, $3 million of right of way liability and $1 million of environmental reserves recognized in the December 31, 2015 consolidated balance sheet. In addition, $8 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

As of December 31, 2015, we have no items that were classified as off-balance sheet obligations.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment for reporting units due to the potential impact on our operations and cash flows. We recorded $82 million of goodwill impairment during the year ended December 31, 2015.

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

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2015. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

Using the impairment review methodology described herein, we have not recorded any impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2015. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value. A prolonged period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2015 would have affected net income by approximately $10 million based on our net derivative position for the year ended December 31, 2015.

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

If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2015 would have less than a $1 million impact on our net income.

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
Risk Management Policy
We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. Our Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of commodity price risk and counterparty credit risk, including monitoring exposure limits.
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
We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2015, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges from 2015 through the first quarter of 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.
Commodity prices have declined substantially compared to historical periods and experienced significant volatility during 2015, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A sustained decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets.
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

The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Our positions as of February 19, 2016 are as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions		Reference Price	Price Range
January 2016 — March 2016	Natural Gas	(16,163) MMBtu/d	(g)	IFERC Monthly Index Price for Houston Ship Channel (c)	$4.50/MMBtu
January 2016 — March 2016	Natural Gas	(4,041) MMBtu/d	(g)	IFERC Monthly Index Price for Henry Hub (d)	$4.50/MMBtu
January 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(f)	NYMEX Final Settlement Price (e)	$4.17 - $4.27/MMBtu
January 2016 — March 2016	NGLs	(8,937) Bbls/d	(g)	Mt.Belvieu Non-TET (b)	$0.64 - $1.89/Gal
January 2016 — March 2016	Crude Oil	(3,392) Bbls/d	(g)	Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl
April 2016 — December 2016	Crude Oil	(4,000) Bbls/d	(g)	Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).

(b)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(c)	The Inside FERC monthly published index price for Houston Ship Channel.

(d)	The Inside FERC monthly published index price for Henry Hub.

(e)	NYMEX final settlement price for natural gas futures contracts (NG).

(f)	Affiliate volumes.

(g)	Third party volumes.
Our sensitivities for 2016 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2016, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our unhedged condensate, natural gas and NGL volumes.
Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$1
Crude oil prices	$1.00	Barrel	$—
NGL prices	$0.01	Gallon	$1
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

We estimate the following non-cash sensitivities for 2016 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$1
Crude oil prices	$1.00	Barrel	$1
NGL prices	$0.01	Gallon	$1
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations, as of December 31, 2015:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

December 31, 2015	Natural Gas	11,889,434 MMBtu	$27	$2.24/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

January 2016-January 2017	Natural Gas	(52,760,000) MMBtu	$23	$1.95 - $3.64/MMBtu
January 2016-January 2017	Natural Gas	37,997,500 MMBtu	$(13)	$1.79 - $3.60/MMBtu
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

	Fair Value of Contracts as of December 31, 2015
Sources of Fair Value	Total	Maturity in 2016	Maturity in 2017-2018
	(Millions)
Prices supported by quoted market prices and other external sources	$73	$65	$8
Prices based on models or other valuation techniques	22	22	—
Total	$95	$87	$8

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
Interest Rate Risk
Interest rates on future Amended and Restated Credit Agreement draws and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively.
At December 31, 2015, the effective weighted-average interest rate on our outstanding debt was 3.55%.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Partnership which is accounted for by the use of the equity method (see note 9 to the consolidated financial statements). The accompanying 2015 consolidated financial statements of the Partnership include its equity investment in Discovery of $406 million at December 31, 2015, and its equity earnings in Discovery of $55 million for the year ended December 31, 2015. The consolidated financial statements of Discovery as of December 31, 2015 and for the year then ended, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership’s equity investment and equity earnings in Discovery, is based on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect the Partnership’s equity investment and equity earnings in Discovery in accordance with accounting principles generally accepted in the United States of America.
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
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, on December 31, 2015 the Partnership adopted the amended provisions of ASC subtopic 835-30, Interest-Imputation of Interest, as it pertains to reporting debt issuance costs related to notes as a direct reduction to the face amount of the note in the consolidated balance sheets, rather than as a long-term asset, and as a result, retrospectively adjusted its 2014 consolidated balance sheet.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2016

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$25
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	73	106
Affiliates	81	164
Inventories	43	63
Unrealized gains on derivative instruments	105	230
Other	2	2
Total current assets	306	590
Property, plant and equipment, net	3,476	3,347
Goodwill	72	154
Intangible assets, net	112	120
Investments in unconsolidated affiliates	1,493	1,459
Unrealized gains on derivative instruments	9	39
Other long-term assets	9	13
Total assets	$5,477	$5,722
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$98	$196
Affiliates	19	27
Current maturities of long-term debt	—	250
Unrealized losses on derivative instruments	18	43
Accrued interest	19	21
Accrued taxes	12	9
Other	34	55
Total current liabilities	200	601
Long-term debt	2,424	2,044
Unrealized losses on derivative instruments	1	—
Other long-term liabilities	47	51
Total liabilities	2,672	2,696
Commitments and contingent liabilities
Equity:
Limited partners (114,742,948 and 113,949,868 common units issued and outstanding, respectively)	2,762	2,984
General partner	18	18
Accumulated other comprehensive loss	(8)	(9)
Total partners’ equity	2,772	2,993
Noncontrolling interests	33	33
Total equity	2,805	3,026
Total liabilities and equity	$5,477	$5,722
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$484	$963	$932
Sales of natural gas, propane, NGLs and condensate to affiliates	958	2,180	1,831
Transportation, processing and other	253	239	211
Transportation, processing and other to affiliates	118	106	60
Gains (losses) from commodity derivative activity, net	52	36	(5)
Gains from commodity derivative activity, net — affiliates	33	118	22
Total operating revenues	1,898	3,642	3,051
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	1,139	2,524	2,159
Purchases of natural gas, propane and NGLs from affiliates	107	271	267
Operating and maintenance expense	214	216	215
Depreciation and amortization expense	120	110	95
General and administrative expense	11	17	17
General and administrative expense — affiliates	74	47	46
Goodwill impairment	82	—	—
Other expense, net	4	3	8
Total operating costs and expenses	1,751	3,188	2,807
Operating income	147	454	244
Interest expense	(92)	(86)	(52)
Earnings from unconsolidated affiliates	173	75	33
Income before income taxes	228	443	225
Income tax benefit (expense)	5	(6)	(8)
Net income	233	437	217
Net income attributable to noncontrolling interests	(5)	(14)	(17)
Net income attributable to partners	228	423	200
Net income attributable to predecessor operations	—	(6)	(25)
General partner’s interest in net income	(124)	(114)	(70)
Net income allocable to limited partners	$104	$303	$105
Net income per limited partner unit — basic and diluted	$0.91	$2.84	$1.34
Weighted-average limited partner units outstanding — basic and diluted	114.6	106.6	78.4
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Net income	$233	$437	$217
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	2	4
Total other comprehensive income	1	2	4
Total comprehensive income	234	439	221
Total comprehensive income attributable to noncontrolling interests	(5)	(14)	(17)
Total comprehensive income attributable to partners	$229	$425	$204
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2015	$2,984	$18	$(9)	$33	$3,026
Net income	104	124	—	5	233
Other comprehensive income	—	—	1	—	1
Issuance of 793,080 common units to the public	31	—	—	—	31
Distributions to limited partners and general partner	(358)	(124)	—	—	(482)
Distributions to noncontrolling interests	—	—	—	(5)	(5)
Contributions from DCP Midstream, LLC	1	—	—	—	1
Balance, December 31, 2015	$2,762	$18	$(8)	$33	$2,805
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

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance January 1, 2013	$399	$1,063	$—	$(15)	$189	$1,636
Net income	25	105	70	—	17	217
Other comprehensive income	—	—	—	4	—	4
Net change in parent advances	11	—	—	—	—	11
Acquisition of additional 46.67% interest in the Eagle Ford system	(395)	—	—	—	—	(395)
Issuance of units for the Eagle Ford system	—	125	—	—	—	125
Excess purchase price over carrying value of acquired investment of 33.33% interest in the Eagle Ford system and NGL hedge	—	(7)	—	—	—	(7)
Excess purchase price over carrying value of acquired investment of 46.67% interest in the Eagle Ford system and commodity hedge	—	(203)	—	—	—	(203)
Issuance of 24,897,977 common units	—	1,082	—	—	—	1,082
Distributions to limited partners and general partner	—	(215)	(62)	—	—	(277)
Distributions to noncontrolling interests	—	—	—	—	(24)	(24)
Contributions from noncontrolling interests	—	—	—	—	46	46
Contributions from DCP Midstream, LLC	—	1	—	—	—	1
Distributions to DCP Midstream, LLC	—	(3)	—	—	—	(3)
Balance, December 31, 2013	$40	$1,948	$8	$(11)	$228	$2,213
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Millions)
OPERATING ACTIVITIES:
Net income	$233	$437	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	120	110	95
Earnings from unconsolidated affiliates	(173)	(75)	(33)
Distributions from unconsolidated affiliates	201	120	39
Net unrealized losses (gains) on derivative instruments	131	(86)	36
Goodwill impairment	82	—	—
Other, net	13	14	19
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	110	68	(89)
Inventories	20	4	9
Accounts payable	(90)	(67)	51
Accrued interest	(2)	8	5
Other current assets and liabilities	—	(5)	(2)
Other long-term assets and liabilities	5	(4)	(2)
Net cash provided by operating activities	650	524	345
INVESTING ACTIVITIES:
Capital expenditures	(281)	(338)	(363)
Acquisitions, net of cash acquired	—	(102)	(696)
Acquisition of unconsolidated affiliates	—	(673)	(86)
Investments in unconsolidated affiliates, net	(62)	(151)	(242)
Proceeds from sales of assets	—	28	—
Net cash used in investing activities	(343)	(1,236)	(1,387)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,554	719	1,957
Payments of long-term debt	(1,429)	—	(1,988)
(Payments) proceeds of commercial paper, net	—	(335)	335
Payments of deferred financing costs	—	(7)	(4)
Excess purchase price over acquired interests	—	(18)	(85)
Proceeds from issuance of common units, net of offering costs	31	1,001	1,083
Net change in advances to predecessor from DCP Midstream, LLC	—	(6)	11
Distributions to limited partners and general partner	(482)	(420)	(277)
Distributions to noncontrolling interests	(5)	(14)	(24)
Purchase of additional interest in a subsidiary	—	(198)	—
Contributions from noncontrolling interests	—	3	46
Distributions to DCP Midstream, LLC	—	—	(3)
Contributions from DCP Midstream, LLC	1	—	1
Net cash (used in) provided by financing activities	(330)	725	1,052
Net change in cash and cash equivalents	(23)	13	10
Cash and cash equivalents, beginning of period	25	12	2
Cash and cash equivalents, end of period	$2	$25	$12
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

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
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany balances and transactions have been eliminated in consolidation. Transactions between us and other DCP Midstream, LLC operations have been included in the consolidated financial statements as transactions between affiliates.

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Unamortized Debt Discount and Expense - Discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. The discounts and unamortized expenses are recorded on the consolidated balance sheets within the carrying amount of long-term debt.
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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2015, 2014 and 2013. We had significant transactions with affiliates.
Environmental Expenditures - Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. There were no environmental liabilities included in the consolidated balance sheet as other current liabilities at December 31, 2015 and $1 million as of December 31, 2014, and other long-term liabilities were $1 million at both December 31, 2015 and 2014.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting period beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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

FASB ASU 2015-06 “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions,” or ASU 2015-06 - In April 2015, the FASB issued ASU 2015-06, which specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners, which is typically the earnings per unit measure presented in the financial statements, would not change as a result of the dropdown transaction. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. The adoption of this ASU will have no impact on our consolidated results of operations as we have not historically changed previously reported earnings per limited partner unit as a result of dropdown transactions.

FASB ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost,” or ASU 2015-03 - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The company adopted ASU 2015-03 on December 31, 2015 which required retrospective application to the 2014 consolidated balance sheet. As a result of the adoption, $14 million of debt issuance costs was recorded as a deduction from long-term debt as of December 31, 2015, and $17 million was reclassified from other long-term assets to long-term debt as of December 31, 2014, respectively.

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015 and we are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

4. Acquisitions
On January 1, 2015, we entered into an agreement with an affiliate of Enterprise Products Partners L.P., or Enterprise, to acquire a 15% ownership interest in Panola Pipeline Company, LLC, or Panola. At closing, we paid $1 million for our interest in the joint venture. The anticipated total consideration of approximately $26 million includes our proportionate share in construction costs for an expansion of the existing Panola NGL pipeline. The Panola NGL pipeline originates in Carthage, Texas and extends approximately 180 miles to Mont Belvieu, Texas. The expansion will extend the Panola NGL pipeline for approximately 60 miles and increase capacity from approximately 50 MBbls/d to 100 MBbls/d. We along with, affiliates of Anadarko Petroleum Corporation, and MarkWest Energy Partners, L.P. each own a 15% interest in Panola. Enterprise owns a

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

55% interest in Panola and is constructing the expansion and will operate the pipeline. In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016.

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
On February 23, 2015, the annual fee payable under the Services Agreement was increased to $71 million, following approval of the increase by the special committee of the board of directors of the General Partner. Our growth, both from organic growth and acquisitions, has resulted in the Partnership becoming a much larger portion of the business of DCP Midstream, LLC. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee was effective starting January 1, 2015.

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Services Agreement	$71	$41	$29
Other fees — DCP Midstream, LLC	3	6	17
Total — DCP Midstream, LLC	$74	$47	$46
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $3 million, $2 million, and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Lucerne 1 plant incurred $1 million in general and administrative expenses directly from DCP Midstream, LLC for the year ended December 31, 2013. The Eagle Ford system incurred $4 million and $14 million in general and administrative expenses directly from DCP Midstream, LLC for the years ended December 31, 2014 and 2013, respectively, before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
In conjunction with our acquisition of the O'Connor, Lucerne 1, and Lucerne 2 plants, we entered into long-term fee-based processing agreements with DCP Midstream, LLC pursuant to which DCP Midstream, LLC agreed to pay us (i) a fixed demand charge on a portion of the plants' capacities, and (ii) a throughput fee on all volumes processed for DCP Midstream, LLC at the plants. We report revenues associated with these activities in the consolidated statements of operations as transportation, processing and other to affiliates. Under these agreements in our DJ Basin system we received fees of $71 million, $45 million and $6 million during the years ended December 31, 2015, 2014, and 2013 respectively.

Spectra Energy

Commodity Transactions - We purchase natural gas and other NGL products from, and provide gathering, transportation and other services to, Spectra Energy. Management anticipates continuing to purchase and sell commodities and provide services to Spectra Energy in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$958	$2,179	$1,830
Transportation, processing and other	$118	$92	$60
Purchases of natural gas, propane and NGLs	$61	$194	$204
Gains from commodity derivative activity, net	$33	$118	$22
Operating and maintenance expense	$—	$1	$1
General and administrative expense	$74	$47	$46
Phillips 66:
Sales of natural gas, propane, NGLs and condensate	$—	$1	$1
Spectra Energy:
Purchases of natural gas, propane and NGLs	$46	$77	$63
Transportation, processing and other	$—	$14	$—
Other income	$5	$—	$—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

We had balances with affiliates as follows:

	December 31, 2015	December 31, 2014
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$81	$163
Accounts payable	$15	$24
Unrealized gains on derivative instruments — current	$32	$207
Unrealized gains on derivative instruments — long-term	$9	$25
Unrealized losses on derivative instruments — current	$18	$43
Unrealized losses on derivative instruments — long-term	$1	$—
Spectra Energy:
Accounts receivable	$—	$1
Accounts payable	$4	$3
6. Inventories
Inventories were as follows:

	December 31, 2015	December 31, 2014
	(Millions)
Natural gas	$29	$36
NGLs	14	27
Total inventories	$43	$63
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $8 million, $24 million and $4 million in lower of cost or market adjustments during the years ended December 31, 2015, 2014 and 2013, respectively.
7. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2015	December 31, 2014
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,337	$2,209
Processing, storage, and terminal facilities	35 — 60 Years	2,327	2,071
Other	3 — 30 Years	64	50
Construction work in progress		122	281
Property, plant and equipment		4,850	4,611
Accumulated depreciation		(1,374)	(1,264)
Property, plant and equipment, net		$3,476	$3,347
Interest capitalized on construction projects was $6 million, $8 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Depreciation expense was $110 million, $101 million and $87 million for the years ended December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015, 2014 and 2013, we discontinued certain construction projects and wrote off approximately $9 million, $3 million, $8 million, respectively, in construction work in progress to other expense in the consolidated statements of operations.
Asset Retirement Obligations - As of December 31, 2015 and 2014, we had asset retirement obligations of $29 million and $27 million, respectively, included in other long-term liabilities in the consolidated balance sheets. Accretion expense was $2 million, $2 million, and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
Using the fair value approaches described within the Summary of Significant Accounting Policies, we determined that the estimated fair value of our Collbran, Michigan and Southeast Texas reporting units, all of which are included in our Natural Gas Services reporting segment, was less than the carrying amount, primarily due to changes in assumptions related to commodity prices and discount rate.
We then allocated the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. During the second quarter of 2015, we recognized a goodwill impairment based on our best estimate of the impairment resulting from the performance of the hypothetical purchase price allocation which totaled $49 million from our Collbran, Michigan, and Southeast Texas reporting units. We completed the hypothetical purchase price allocation in the third quarter of 2015 and after completing the analysis, there was no remaining fair value to assign to the goodwill of the Collbran reporting unit. As a result, we recorded an additional impairment of $33 million in the third quarter of 2015.
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
Our impairment determinations involved significant assumptions and judgments, as discussed within the Summary of Significant Accounting Policies. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. Adverse changes in our business or the overall operating environment such as declines in gas production volumes, loss of significant customers or a further or sustained decrease in commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on our operations and cash flows.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

The change in carrying amount of goodwill in each of our reporting segments was as follows:

	Year Ended December 31,
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

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2015	2014
	(Millions)
Gross carrying amount	$164	$164
Accumulated amortization	(52)	(44)
Intangible assets, net	$112	$120

We recorded amortization expense of $8 million, $9 million and $8 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the remaining amortization periods ranged from approximately 6 years to 20 years, with a weighted-average remaining period of approximately 15 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2016	$8
2017	8
2018	8
2019	8
2020	8
Thereafter	72
Total	$112

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

9. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2015	December 31, 2014
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$441	$413
Discovery Producer Services LLC	40%	406	406
DCP Southern Hills Pipeline, LLC	33.33%	318	329
Front Range Pipeline LLC	33.33%	170	169
Texas Express Pipeline LLC	10%	96	98
Mont Belvieu Enterprise Fractionator	12.5%	25	23
Panola Pipeline Company, LLC	15%	19	—
Mont Belvieu 1 Fractionator	20%	11	14
Other	Various	7	7
Total investments in unconsolidated affiliates		$1,493	$1,459
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
DCP Sand Hills Pipeline, LLC	$55	$24	$—
Discovery Producer Services LLC	55	5	1
Front Range Pipeline LLC	17	2	—
Mont Belvieu Enterprise Fractionator	15	16	14
DCP Southern Hills Pipeline, LLC	14	13	—
Texas Express Pipeline LLC	8	3	(1)
Mont Belvieu 1 Fractionator	9	12	19
Total earnings from unconsolidated affiliates	$173	$75	$33

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Statements of operations (a):
Operating revenue	$1,172	$826	$484
Operating expenses	$540	$475	$298
Net income	$630	$349	$186

	December 31, 2015	December 31, 2014
	(Millions)
Balance sheets (a):
Current assets	$182	$207
Long-term assets	5,200	5,157
Current liabilities	(170)	(200)
Long-term liabilities	(216)	(164)
Net assets	$4,996	$5,000
(a) In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016. Accordingly, no activity related to Panola is included in the above tables as of and for the year ended December 31, 2015.

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
For the year ended December 31, 2015, we recognized goodwill impairment of $82 million in our consolidated statements of operations. Our impairment determinations involved significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

The following table presents the financial instruments carried at fair value as of December 31, 2015 and 2014, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$83	$22	$105	$—	$92	$138	$230
Short-term investments (b)	$2	$—	$—	$2	$24	$—	$—	$24
Long-term assets:
Commodity derivatives (c)	$—	$9	$—	$9	$—	$21	$18	$39
Current liabilities:
Commodity derivatives (d)	$—	$(18)	$—	$(18)	$—	$(43)	$—	$(43)
Long-term liabilities (e):
Commodity derivatives	$—	$(1)	$—	$(1)	$—	$—	$—	$—

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the years ended December 31, 2015 and 2014, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Year ended December 31, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	29	(18)	—	—
Settlements	(145)	—	—	—
Ending balance	$22	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$21	$(18)	$—	$—
Year ended December 31, 2014 (a):
Beginning balance	$65	$75	$—	$—
Net unrealized gains (losses) included in earnings (b)	150	(57)	—	—
Settlements	(77)	—	—	—
Ending balance	$138	$18	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$138	$(57)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the years ended December 31, 2015 and 2014.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.
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

	December 31, 2015
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$22	$0.16-$0.90	Per gallon

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2015 and 2014, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Senior Notes	$2,063	$1,650	$2,311	$2,334
Amended and Restated Credit Agreement	$375	$375	$—	$—
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

11. Debt

	December 31, 2015	December 31, 2014
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.57%, as of December 31, 2015, due May 1, 2019	$375	$—
Debt Securities
Issued September 30, 2010, interest at 3.25% payable semi-annually, due October 1, 2015	—	250
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized issuance cost	(14)	(17)
Unamortized discount	(12)	(14)
Total debt	2,424	2,294
Current maturities of long-term debt	—	(250)
Total long-term debt	$2,424	$2,044
Amended and Restated Credit Agreement
On May 1, 2014, we entered into a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions.
Our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.275% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate, plus 0.50% or the LIBOR Market Index rate, plus 1%, plus (b) an applicable margin of 0.275% based on our current credit rating. The Amended and Restated Credit Agreement incurs an annual facility fee of 0.225% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.25 billion Amended and Restated Credit Agreement.
As of December 31, 2015, we had unused borrowing capacity of $874 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for working capital and other general partnership purposes. Our borrowing capacity may be limited by financial covenants set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2016	$—
2017	500
2018	—
2019	700
2020	—
Thereafter	1,250
2,450
Unamortized issuance cost	(14)
Unamortized discount	(12)
Total	$2,424

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
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2017 with commodity derivative instruments, with the majority of our positions settling through the first quarter of 2016. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps and costless collars to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships; however, a significant amount of our NGL hedges through the first quarter of 2016 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. We also utilize crude oil costless collars that minimize our floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2015.

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
In conjunction with the issuance of our 4.95% Senior Notes in March 2012, we entered into forward-starting interest rate swap agreements to reduce our exposure to market rate fluctuations prior to issuance. These derivative financial instruments

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

were designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixed the rate we would pay on a portion of our 4.95% Senior Notes, the deferred loss in AOCI will be amortized into interest expense through the maturity of the notes in 2022. The balance in AOCI of these cash flow hedges was in a loss position of $3 million as of December 31, 2015.
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

•
Our ISDA counterparties generally have collateral thresholds of zero, requiring us to fully collateralize any commodity contracts in a net liability position, when our credit rating is below investment grade.

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of December 31, 2015, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2015, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2015, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	December 31, 2015			December 31, 2014
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$114	$(19)	$95	$269	$(42)	$227
Liabilities:
Commodity derivatives	$(19)	$19	$—	$(43)	$42	$(1)

(a)	There is no cash collateral pledged or received against these positions.

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2015 and 2014.

Balance Sheet Line Item	December 31, 2015	December 31, 2014	Balance Sheet Line Item	December 31, 2015	December 31, 2014
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$105	$230	Unrealized losses on derivative instruments — current	$(18)	$(43)
Unrealized gains on derivative instruments — long-term	9	39	Unrealized losses on derivative instruments — long-term	(1)	—
Total	$114	$269	Total	$(19)	$(43)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2015:

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

For the year ended December 31, 2015, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our consolidated statements of operations. For the year ended December 31, 2015, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

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

For the year ended December 31, 2014, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our consolidated statements of operations.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2015	2014	2013
	(Millions)
Third party:
Realized gains (losses)	$158	$(2)	$(19)
Unrealized (losses) gains	(106)	38	14
Gains (losses) from commodity derivative activity, net	$52	$36	$(5)
Affiliates:
Realized gains	$57	$70	$73
Unrealized (losses) gains	(24)	48	(51)
Gains from commodity derivative activity, net —affiliates	$33	$118	$22

Interest Rate Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2015	2014	2013
	(Millions)
Third party:
Realized losses	$—	$(2)	$(2)
Unrealized gains	—	2	2
Interest expense	$—	$—	$—
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

	December 31, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2016	(1,408,672)	(15,881,064)	(813,267)	2,665,000
2017	—	(7,387,500)	—	1,800,000

	December 31, 2014
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2015	(745,695)	(20,803,975)	(5,573,570)	2,640,000
2016	(561,922)	(5,668,564)	(813,267)	1,690,000
2017	—	(6,387,500)	—	—

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

13. Partnership Equity and Distributions
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
During the year ended December 31, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2015, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

•	provide funds for distributions to the unitholders and to our general partner for any one or more of the next four quarters;

•	plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter.

General Partner Interest and Incentive Distribution Rights - The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of approximately 1.7% as of December 31, 2015. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.
The following table presents our cash distributions paid in 2015 and 2014 and 2013:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 13, 2015	$0.7800	$120
August 14, 2015	$0.7800	$121
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
November 14, 2014	$0.7700	$117
August 14, 2014	$0.7575	$111
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86
November 14, 2013	$0.7200	$82
August 14, 2013	$0.7100	$72
May 15, 2013	$0.7000	$69
February 14, 2013	$0.6900	$54
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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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

We recognized less than $1 million, $1 million and $2 million in compensation expense related to our LTIP awards for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we have less than $1 million of unrecognized compensation expense related to LTIP awards.

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
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under our Long-Term Incentive Plan. The dilutive effect of unit-based awards was 7,038, 10,574 and 19,179 equivalent units during the years ended December 31, 2015, 2014 and 2013 respectively.
16. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the years ended December 31, 2015, 2014 and 2013.

The State of Texas imposes a margin tax that is assessed at 0.75%, 0.95%, and 0.975%, of taxable margin apportioned to Texas for the years ended December 31, 2015, 2014 and 2013.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Income tax expense consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Current state income tax expense	$—	$3	$3
Deferred state income tax (benefit) expense	(5)	3	5
Total income tax (benefit) expense	$(5)	$6	$8

We had net long-term deferred tax liabilities of $8 million and $13 million as of December 31, 2015 and 2014, included in other long-term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our Texas operations and are primarily associated with depreciation related to property, plant and equipment.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $11 million, $13 million, and $17 million for the years ended December 31, 2015, 2014, and 2014, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2015:

(Millions)
2016	$19
2017	17
2018	15
2019	13
2020	10
Thereafter	18
Total minimum rental payments	$92

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

The following tables set forth our segment information:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Year Ended December 31, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,618	$80	$200	$—	$1,898
Gross margin (a)	$515	$80	$57	$—	$652
Operating and maintenance expense	(184)	(20)	(10)	—	(214)
Depreciation and amortization expense	(109)	(8)	(3)	—	(120)
General and administrative expense	—	—	—	(85)	(85)
Goodwill impairment	(82)	—	—	—	(82)
Other (expense) income	(8)	4	—	—	(4)
Earnings from unconsolidated affiliates	55	118	—	—	173
Interest expense	—	—	—	(92)	(92)
Income tax benefit	—	—	—	5	5
Net income (loss)	$187	$174	$44	$(172)	$233
Net income attributable to noncontrolling interests	(5)	—	—	—	(5)
Net income (loss) attributable to partners	$182	$174	$44	$(172)	$228
Non-cash derivative mark-to-market (b)	$(133)	$—	$3	$(1)	$(131)
Non-cash lower of cost or market adjustments	$6	$—	$2	$—	$8
Capital expenditures	$240	$37	$4	$—	$281
Investments in unconsolidated affiliates, net	$15	$47	$—	$—	$62
Year Ended December 31, 2014:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$3,163	$73	$406	$—	$3,642
Gross margin (a)	$756	$73	$18	$—	$847
Operating and maintenance expense	(189)	(16)	(11)	—	(216)
Depreciation and amortization expense	(101)	(7)	(2)	—	(110)
General and administrative expense	—	—	—	(64)	(64)
Other expense	(2)	(1)	—	—	(3)
Earnings from unconsolidated affiliates	5	70	—	—	75
Interest expense	—	—	—	(86)	(86)
Income tax expense	—	—	—	(6)	(6)
Net income (loss)	$469	$119	$5	$(156)	$437
Net income attributable to noncontrolling interests	(14)	—	—	—	(14)
Net income (loss) attributable to partners	$455	$119	$5	$(156)	$423
Non-cash derivative mark-to-market (b)	$89	$—	$(3)	$—	$86
Non-cash lower of cost or market adjustments	$11	$—	$13	$—	$24
Capital expenditures	$297	$25	$16	$—	$338
Acquisition expenditures	$102	$673	$—	$—	$775
Investments in unconsolidated affiliates, net	$75	$76	$—	$—	$151

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

Year Ended December 31, 2013:

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$2,598	$73	$380	$—	$3,051
Gross margin (a)	$501	$72	$52	$—	$625
Operating and maintenance expense	(184)	(16)	(15)	—	(215)
Depreciation and amortization expense	(87)	(6)	(2)	—	(95)
General and administrative expense	—	—	—	(63)	(63)
Other expense	(1)	(3)	(4)	—	(8)
Earnings from unconsolidated affiliates	1	32	—	—	33
Interest expense	—	—	—	(52)	(52)
Income tax expense	—	—	—	(8)	(8)
Net income (loss)	$230	$79	$31	$(123)	$217
Net income attributable to noncontrolling interests	(17)	—	—	—	(17)
Net income (loss) attributable to partners	$213	$79	$31	$(123)	$200
Non-cash derivative mark-to-market (b)	$(36)	$—	$(1)	$1	$(36)
Non-cash lower of cost or market adjustments	$2	$—	$2	$—	$4
Capital expenditures	$334	$24	$5	$—	$363
Acquisition expenditures	$696	$86	$—	$—	$782
Investments in unconsolidated affiliates, net	$133	$109	$—	$—	$242

	December 31,	December 31,
	2015	2014
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,362	$3,609
NGL Logistics	679	1,364
Wholesale Propane Logistics	120	118
Other (d)	10	41
Total long-term assets	5,171	5,132
Current assets	306	590
Total assets	$5,477	$5,722

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

(c)
The segment information for the years ended December 31, 2014 includes the results of our Lucerne 1 plant. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

19. Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$86	$73	$40
Cash paid for income taxes, net of income tax refunds	$2	$2	$1
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$12	$43	$27
Other non-cash changes in property, plant and equipment	$(8)	$4	$1
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$—	$65	$—
Non-cash excess purchase price in March 2014 Transactions and March 2013 Eagle Ford system transaction	$—	$160	$125
Accounts payable related to equity issuance costs	$—	$—	$1

20. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2015 and 2014 were as follows (millions, except per unit amounts):

2015	First	Second	Third	Fourth	Year Ended December 31, 2015
Total operating revenues	$568	$430	$465	$435	$1,898
Operating income (loss)	$69	$(28)	$43	$63	$147
Net income (loss)	$69	$(2)	$72	$94	$233
Net income attributable to noncontrolling interests	$—	$—	$(1)	$(4)	$(5)
Net income (loss) attributable to partners	$69	$(2)	$71	$90	$228
Net income (loss) allocable to limited partners	$38	$(33)	$40	$59	$104
Basic and diluted net income (loss) per limited partner unit	$0.33	$(0.29)	$0.35	$0.51	$0.91

2014	First (a)	Second	Third	Fourth	Year Ended December 31, 2014 (a)
Total operating revenues	$1,081	$812	$868	$881	$3,642
Operating income	$108	$37	$111	$198	$454
Net income	$89	$29	$116	$203	$437
Net income attributable to noncontrolling interests	$(10)	$—	$—	$(4)	$(14)
Net income attributable to partners	$79	$29	$116	$199	$423
Net income (loss) allocable to limited partners	$47	$2	$86	$168	$303
Basic and diluted net income (loss) per limited partner unit	$0.50	$0.02	$0.77	$1.48	$2.84

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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

	Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$—	$2
Accounts receivable, net	—	—	154	—	154
Inventories	—	—	43	—	43
Other	—	—	107	—	107
Total current assets	—	—	306	—	306
Property, plant and equipment, net	—	—	3,476	—	3,476
Goodwill and intangible assets, net	—	—	184	—	184
Advances receivable — consolidated subsidiaries	2,159	2,023	—	(4,182)	—
Investments in consolidated subsidiaries	613	1,033	—	(1,646)	—
Investments in unconsolidated affiliates	—	—	1,493	—	1,493
Other long-term assets	—	—	18	—	18
Total assets	$2,772	$3,056	$5,477	$(5,828)	$5,477
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$19	$181	$—	$200
Advances payable — consolidated subsidiaries	—	—	4,182	(4,182)	—
Long-term debt	—	2,424	—	—	2,424
Other long-term liabilities	—	—	48	—	48
Total liabilities	—	2,443	4,411	(4,182)	2,672
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,772	616	1,038	(1,646)	2,780
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,772	613	1,033	(1,646)	2,772
Noncontrolling interests	—	—	33	—	33
Total equity	2,772	613	1,066	(1,646)	2,805
Total liabilities and equity	$2,772	$3,056	$5,477	$(5,828)	$5,477

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Balance Sheet
	December 31, 2014
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$24	$1	$—	$25
Accounts receivable, net	—	—	270	—	270
Inventories	—	—	63	—	63
Other	—	—	232	—	232
Total current assets	—	24	566	—	590
Property, plant and equipment, net	—	—	3,347	—	3,347
Goodwill and intangible assets, net	—	—	274	—	274
Advances receivable — consolidated subsidiaries	2,610	1,962	—	(4,572)	—
Investments in consolidated subsidiaries	383	712	—	(1,095)	—
Investments in unconsolidated affiliates	—	—	1,459	—	1,459
Other long-term assets	—	—	52	—	52
Total assets	$2,993	$2,698	$5,698	$(5,667)	$5,722
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$271	$330	$—	$601
Advances payable — consolidated subsidiaries	—	—	4,572	(4,572)	—
Long-term debt	—	2,044	—	—	2,044
Other long-term liabilities	—	—	51	—	51
Total liabilities	—	2,315	4,953	(4,572)	2,696
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,993	387	717	(1,095)	3,002
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	2,993	383	712	(1,095)	2,993
Noncontrolling interests	—	—	33	—	33
Total equity	2,993	383	745	(1,095)	3,026
Total liabilities and equity	$2,993	$2,698	$5,698	$(5,667)	$5,722

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,442	$—	$1,442
Transportation, processing and other	—	—	371	—	371
Gains from commodity derivative activity, net	—	—	85	—	85
Total operating revenues	—	—	1,898	—	1,898
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,246	—	1,246
Operating and maintenance expense	—	—	214	—	214
Depreciation and amortization expense	—	—	120	—	120
General and administrative expense	—	—	85	—	85
Goodwill impairment	—	—	82	—	82
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	1,751	—	1,751
Operating income	—	—	147	—	147
Interest expense	—	(92)	—	—	(92)
Income from consolidated subsidiaries	228	320	—	(548)	—
Earnings from unconsolidated affiliates	—	—	173	—	173
Income before income taxes	228	228	320	(548)	228
Income tax benefit	—	—	5	—	5
Net income	228	228	325	(548)	233
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income attributable to partners	$228	$228	$320	$(548)	$228

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$228	$228	$325	$(548)	$233
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	229	229	325	(549)	234
Total comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Total comprehensive income attributable to partners	$229	$229	$320	$(549)	$229

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$3,143	$—	$3,143
Transportation, processing and other	—	—	345	—	345
Gains from commodity derivative activity, net	—	—	154	—	154
Total operating revenues	—	—	3,642	—	3,642
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	2,795	—	2,795
Operating and maintenance expense	—	—	216	—	216
Depreciation and amortization expense	—	—	110	—	110
General and administrative expense	—	—	64	—	64
Other expense	—	—	3	—	3
Total operating costs and expenses	—	—	3,188	—	3,188
Operating income	—	—	454	—	454
Interest expense	—	(86)	—	—	(86)
Earnings from unconsolidated affiliates	423	509	—	(932)	—
Income from consolidated subsidiaries	—	—	75	—	75
Income before income taxes	423	423	529	(932)	443
Income tax expense	—	—	(6)	—	(6)
Net income	423	423	523	(932)	437
Net income attributable to noncontrolling interests	—	—	(14)	—	(14)
Net income attributable to partners	$423	$423	$509	$(932)	$423

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

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

(a)
The financial information for the year ended December 31, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries		Consolidating Adjustments	Consolidated
	(Millions)
Net income	$200	$200	$269		$(452)	$217
Other comprehensive income (loss):
Reclassification of cash flow hedge losses into earnings	—	4	—		—	4
Other comprehensive income from consolidated subsidiaries	4	—	—		(4)	—
Total other comprehensive income	4	4	—	—	(4)	4
Total comprehensive income	204	204	269		(456)	221
Total comprehensive income attributable to noncontrolling interests	—	—	(17)		—	(17)
Total comprehensive income attributable to partners	$204	$204	$252		$(456)	$204

(a)
The financial information for the year ended December 31, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(89)	$739	$—	$650
INVESTING ACTIVITIES:
Intercompany transfers	451	(60)	—	(391)	—
Capital expenditures	—	—	(281)	—	(281)
Investments in unconsolidated affiliates	—	—	(62)	—	(62)
Net cash provided by (used in) investing activities	451	(60)	(343)	(391)	(343)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(391)	391	—
Proceeds from long-term debt	—	1,554	—	—	1,554
Payments of long-term debt	—	(1,429)	—	—	(1,429)
Proceeds from issuance of common units, net of offering costs	31	—	—	—	31
Distributions to limited partners and general partner	(482)	—	—	—	(482)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash (used in) provided by financing activities	(451)	125	(395)	391	(330)
Net change in cash and cash equivalents	—	(24)	1	—	(23)
Cash and cash equivalents, beginning of period	—	24	1	—	25
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(73)	$597	$—	$524
INVESTING ACTIVITIES:
Intercompany transfers	(581)	(280)	—	861	—
Capital expenditures	—	—	(338)	—	(338)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Acquisition of unconsolidated affiliates	—	—	(673)	—	(673)
Investments in unconsolidated affiliates	—	—	(151)	—	(151)
Proceeds from sale of assets	—	—	28	—	28
Net cash used in investing activities	(581)	(280)	(1,236)	861	(1,236)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	861	(861)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of commercial paper, net	—	(335)	—	—	(335)
Payment of deferred financing costs	—	(7)	—	—	(7)
Proceeds from issuance of common units, net of offering costs	1,001	—	—	—	1,001
Excess purchase price over acquired interests and commodity hedges	—	—	(18)	—	(18)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(420)	—	—	—	(420)
Distributions to noncontrolling interests	—	—	(14)	—	(14)
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	3	—	3
Net cash provided by financing activities	581	377	628	(861)	725
Net change in cash and cash equivalents	—	24	(11)	—	13
Cash and cash equivalents, beginning of period	—	—	12	—	12
Cash and cash equivalents, end of period	$—	$24	$1	$—	$25

(a)
The financial information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2013 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(45)	$387	$3	$345
INVESTING ACTIVITIES:
Intercompany transfers	(806)	(258)	—	1,064	—
Capital expenditures	—	—	(363)	—	(363)
Acquisitions, net of cash acquired	—	—	(696)	—	(696)
Investments in unconsolidated affiliates	—	—	(242)	—	(242)
Acquisition of unconsolidated affiliates	—	—	(86)	—	(86)
Net cash used in investing activities	(806)	(258)	(1,387)	1,064	(1,387)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	1,064	(1,064)	—
Proceeds from long-term debt	—	1,957	—	—	1,957
Payments of long-term debt	—	(1,988)	—	—	(1,988)
Proceeds from issuance of commercial paper	—	335	—	—	335
Payment of deferred financing costs	—	(4)	—	—	(4)
Proceeds from issuance of common units, net of offering costs	1,083	—	—	—	1,083
Excess purchase price over acquired assets	—	—	(85)	—	(85)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	11	—	11
Distributions to common unitholders and general partner	(277)	—	—	—	(277)
Distributions to noncontrolling interests	—	—	(24)	—	(24)
Contributions from noncontrolling interests	—	—	46	—	46
Distributions to DCP Midstream, LLC	—	—	(3)	—	(3)
Contributions from DCP Midstream, LLC	—	—	1	—	1
Net cash provided by financing activities	806	300	1,010	(1,064)	1,052
Net change in cash and cash equivalents	—	(3)	10	3	10
Cash and cash equivalents, beginning of year	—	3	2	(3)	2
Cash and cash equivalents, end of year	$—	$—	$12	$—	$12

(a)
The financial information for the year ended December 31, 2013 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013 - (Continued)

22. Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Charged to Other Accounts	Deductions/Other	Balance at End of Period
	(Millions)
December 31, 2015
Environmental	$2	$—	$—	$(1)	$1
Other (a)	1	—	—	—	1
	$3	$—	$—	$(1)	$2
December 31, 2014
Environmental	$2	$1	$—	$(1)	$2
Other (a)	1	—	—	—	1
	$3	$1	$—	$(1)	$3
December 31, 2013
Environmental	$2	$1	$—	$(1)	$2
Other (a)	1	—	—	—	1
	$3	$1	$—	$(1)	$3

(a)
Principally consists of allowance for doubtful accounts, reserves against other long-term assets, which are included in other long-term assets, and other contingency liabilities, which are included in other current liabilities.

23. Subsequent Events
On January 28, 2016, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution was paid on February 12, 2016 to unitholders of record on February 8, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.
Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream Partners, LP and subsidiaries (the "Partnership") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Partnership and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the retrospective adjustments related to the adoption of the amended provisions of ASC 835-30, Interest-Imputation of Interest, as it pertains to reporting debt issuance costs related to notes as a direct reduction to the face amount of the note in the consolidated balance sheets, rather than as a long-term asset.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2016

Item 9B. Other Information

None.

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

Board of Directors and Executive Officers of DCP Midstream GP, LLC

The board of directors of our General Partner currently has eight members, three of whom are independent as defined under the independence standards established by the NYSE. Because we are a listed limited partnership and a controlled company, we are not required by the NYSE rules to have a majority of independent directors on the board of directors of our General Partner or to establish a compensation committee or a nominating/corporate governance committee. However, the board of directors of our General Partner has established an audit committee consisting of three independent members of the board and a special committee to address conflict situations.

Our General Partner’s board of directors annually reviews the independence of directors and affirmatively makes a determination that each director expected to be independent has no material relationship with our General Partner, either directly or indirectly as a partner, unitholder or officer of an organization that has a relationship with our General Partner. Our General Partner’s board of directors has affirmatively determined that Messrs. Fowler, Kimble, and Waycaster satisfy the SEC and NYSE independence standards.

The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business. Certain of these executive officers allocate their time between managing our business and affairs and the business and affairs of DCP Midstream, LLC. We expect that the amount of time these certain executive officers devote to our business may increase or decrease in future periods driven by the needs and demands of our ongoing business and business development efforts. All of our executive officers are employees of a wholly-owned subsidiary of DCP Midstream, LLC. We also utilize employees of DCP Midstream, LLC to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC under the Services Agreement.

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

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	46	Chief Executive Officer, President, Chairman of the Board and Director
Sean P. O'Brien	46	Group Vice President and Chief Financial Officer
Michael S. Richards	56	Vice President, General Counsel and Secretary
Guy Buckley	55	Director
R. Mark Fiedorek	53	Director
Fred J. Fowler	69	Director
William F. Kimble	56	Director
Brian Mandell	52	Director
Bill W. Waycaster	77	Director
John Zuklic	48	Director

Wouter T. van Kempen was appointed Chairman of the Board of DCP Midstream GP, LLC on January 1, 2014, CEO of DCP Midstream GP, LLC on January 1, 2013. Mr. van Kempen is also the Chairman, President and Chief Executive Officer for DCP Midstream, LLC, the owner of our General Partner, since January 1, 2013. Mr. van Kempen was previously the President and Chief Operating Officer of DCP Midstream, LLC from September 2012 until January 1, 2013. Prior to that time, Mr. van Kempen was President, Gathering and Processing, of DCP Midstream, LLC from January 2012 to August 2012; President, Midcontinent & Permian Business Units, and Chief Development Officer from June 2011 to December 2011; and President, Midcontinent, and Chief Development Officer from August 2010 to May 2011. Prior to joining DCP Midstream, LLC in 2010, Mr. van Kempen was President of Duke Energy Generation Services from September 2006 to July 2010 and Vice President of Mergers and Acquisitions from December 2005 to September 2006. Mr. van Kempen joined Duke Energy in 2003 and served in a number of management positions. Prior to Duke Energy, Mr. van Kempen was employed by General Electric, where he served in increasing roles of responsibility becoming the staff executive for corporate mergers and acquisitions in 1999. Mr. van Kempen graduated from Erasmus University Rotterdam with a master’s degree in business economics. He has extensive business and financial training from General Electric, Harvard Business School, Kellogg Graduate School and IMD International Switzerland.

Sean P. O'Brien was appointed Group Vice President and Chief Financial Officer of DCP Midstream GP, LLC in January 2014. Mr. O'Brien is also the Group Vice President and Chief Financial Officer for DCP Midstream, LLC and has served in that position since May 2012. Prior to that time, Mr. O’Brien was Senior Vice President and Treasurer of DCP Midstream, LLC from May 2011 and prior to that, he served as Vice President, Financial Planning and Analysis from September 2009. Prior to joining DCP Midstream, LLC in September 2009, Mr. O’Brien was with Duke Energy Corporation where he served as General Manager of Financial Planning and Forecasting for Duke Energy’s Commercial Business Unit from May 2006, and prior to that, he was Vice President and Controller of Duke Energy Generation Services from May 2005. Mr. O’Brien joined Duke Energy in 1997. Mr. O’Brien is a certified public accountant with over 23 years of experience in the finance area and over 18 years of experience in the energy industry.

Michael S. Richards was appointed Vice President, General Counsel and Secretary of DCP Midstream GP, LLC in September 2005. Mr. Richards was previously Assistant General Counsel and Assistant Secretary of DCP Midstream, LLC since February 2000. He was previously Assistant General Counsel and Assistant Secretary at KN Energy, Inc. from December 1997 until he joined DCP Midstream, LLC. Prior to that, he was Senior Counsel and Risk Manager at Total Petroleum (North America) Ltd. from 1994 through 1997. Mr. Richards was previously in private practice where he focused on securities and corporate finance. Mr. Richards has also been Vice President and Deputy General Counsel for DCP Midstream, LLC since 2013.

Guy Buckley was appointed a director of DCP Midstream, GP, LLC in October 2014. Mr. Buckley is currently Chief Development Officer of Spectra Energy. Prior to assuming his current role in January 2014, Mr. Buckley served as Spectra Energy’s Treasurer and Group Vice President, Mergers and Acquisitions from January 2012 to December 2013, and as Group Vice President, Corporate Strategy and Development from December 2008 to December 2011. Since joining Spectra in 1989, Mr. Buckley has held a number of leadership positions in the areas of engineering, operations, marketing, and project and business development.

R. Mark Fiedorek was appointed a director of DCP Midstream GP, LLC in May 2012. Mr. Fiedorek is currently the President of Spectra Energy Transmission's Western Canadian operations, a position he has been in since January 2013. Mr. Fiedorek joined Spectra Energy in 1988 and has served in a number of management positions in gas supply, operations, marketing and business development.

Fred J. Fowler was appointed a director of DCP Midstream GP, LLC in March 2015. Mr. Fowler is the former president and chief executive officer of Spectra Energy Corp, retiring from that position in December 2008. Prior to Spectra Energy’s separation from Duke Energy Corporation in December 2006, Mr. Fowler served as group president for Duke Energy’s gas transmission business since April 2006. Prior to that, Mr. Fowler served as president and chief operating officer of Duke Energy Corporation since November 2002. Mr. Fowler began his career in the energy industry in 1968. Mr. Fowler served as vice chairman of the board of directors of TEPPCO Partners, L.P. from March 1998 to February 2003 and as chairman of the board of directors of our General Partner from April 2007 to January 2009. Mr. Fowler currently serves on the boards of directors of Encana Corp., PG&E Corporation, and Spectra Energy Partners, LP, the general partner of which is controlled by Spectra Energy Corp, which is an owner of DCP Midstream, LLC, the owner of our General Partner.

William F. Kimble was appointed a director of DCP Midstream GP, LLC in June 2015. Mr. Kimble retired in February 2015 from KPMG LLP (“KPMG”), one of the largest audit, tax and advisory services firms in the world. Mr. Kimble served as KPMG’s Office Managing Partner for the Atlanta office and Managing Partner - Southeastern United States, where he was responsible for the firm’s audit, advisory and tax operations from 2009 until his retirement. Mr. Kimble was also responsible for moderating KPMG’s Audit Committee Institute and Audit Committee Chair Sessions. Until his retirement, Mr. Kimble had been with KPMG or its predecessor firm since 1986. During his tenure with KPMG, Mr. Kimble held numerous senior leadership positions, including Global Chairman of Industrial Markets. Mr. Kimble also served as KPMG’s Energy Sector Leader for approximately 10 years and was the executive director of KPMG’s Global Energy Institute. Mr. Kimble currently serves on the board of directors of PRGX Global, Inc. and its audit committee.

Brian Mandell was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Mandell has more than 25 years of oil and gas industry experience serving in various commercial and marketing roles. He is currently President, Global Marketing, for Phillips 66. Previously, he held the position of Global Trading Lead, Clean Products, Commercial. Prior to joining Phillips 66 in May 2012, he worked for ConocoPhillips as Manager, U.S. Gasoline Trading since 2011. Previously, Mr. Mandell served in the Commercial NGL group and was named Manager of NGL Trading after working as Manager of Processing Assets and Business Development in 2006. Mr. Mandell began his career with Conoco in 1991 working in various marketing roles.

Bill W. Waycaster was appointed a director of DCP Midstream GP, LLC in June 2015. Mr. Waycaster retired in April 2003 from Texas Petrochemicals LLC (“Texas Petrochemicals”) after working in the hydrocarbon process industries for over 45 years. Mr. Waycaster was President and Chief Executive Officer of Texas Petrochemicals from April 1992 until his retirement. Prior to that, Mr. Waycaster spent 27 years at The Dow Chemical Company (“Dow”) serving as Vice President and General Manager of Hydrocarbons and Energy Resources when he left to join Texas Petrochemicals. Mr. Waycaster held positions at Dow ranging from Project Engineer to Vice President of Business and Asset Management. Mr. Waycaster previously served on the board of directors of the National Petrochemical and Refiners Association, where he served as Chairman of the Petrochemicals Committee and Executive Committee, and also served on the board of directors of the American Chemistry Council. Mr. Waycaster has previously served on the board of directors of each of Destec Energy, Inc. and Enterprise Products GP, LLC.

John Zuklic was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Zuklic has more than 20 years of oil and gas industry experience serving in various finance and commercial roles. He is currently Vice President and Treasurer of Phillips 66 effective May 2015 and prior to that was General Manager, Global Commercial Risk and Compliance, for Phillips 66. Before joining Phillips 66 and assuming the role of Assistant Treasurer in May 2012, Mr. Zuklic worked for ConocoPhillips as Manager, Treasury Services, since 2008. In 2004, he was named Principal Consultant, Treasury, and prior to that he was Director, Midstream Finance, from 2000 to 2004. Prior to joining ConocoPhillips in 2000, Mr. Zuklic worked at BP for five years in various treasury, finance, and commercial positions.

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

Wouter T. van Kempen - Mr. van Kempen was appointed a director because of his extensive knowledge of and experience with our assets as Chairman, President, and Chief Executive Officer of DCP Midstream GP, LLC and as Chairman, President and Chief Executive Officer of DCP Midstream, LLC. Mr. van Kempen brings strong management experience having served in positions of increasing responsibility at Duke Energy and General Electric.

Guy Buckley - Mr. Buckley was appointed a director because of his valuable industry and executive management experience with transactional, operational and financial matters through his years of service as Chief Development Officer of Spectra Energy and other senior leadership roles in areas that include mergers and acquisitions, corporate strategy and development, and project and business development.

R. Mark Fiedorek - Mr. Fiedorek was appointed a director because of his extensive industry and executive management experience including his positions with Spectra Energy in natural gas transmission, and in the supply, operations and marketing of natural gas.

Fred J. Fowler - Mr. Fowler was appointed a director because of his extensive knowledge and experience of the energy industry, including a strong understanding of our assets, customers, regulatory environment, and competitive landscape. Mr.

Fowler brings leadership, management, and business skills developed as an executive and a director at public and privately held companies.

William F. Kimble - Mr. Kimble was appointed a director because of his extensive accounting background and experience as a director of a public company. Mr. Kimble brings significant knowledge of the most current and pressing audit and financial compliance matters and reporting obligations faced by public companies.

Brian Mandell - Mr. Mandell was appointed a director because of his strong background and knowledge with over two decades of senior leadership experience in a variety of roles including commercial and marketing within the industry.

Bill W. Waycaster - Mr. Waycaster was appointed a director because of his lengthy tenure in the energy industry and executive management experience, spanning over a period of 50 years. Mr. Waycaster contributes valuable insight into strategic, corporate governance, and compliance matters with his prior public company leadership and board experience.

John Zuklic - Mr. Zuklic was appointed a director because of his strong knowledge and diverse background in the energy industry that includes leadership responsibilities in finance, treasury, and risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2015.

Audit Committee

The board of directors of our General Partner has a standing audit committee. The audit committee is composed of three independent directors, William F. Kimble (chairman), Fred J. Fowler, and Bill W. Waycaster, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under Section 303A.02 of the NYSE listing standards and Section 10A(m)(3) of the Exchange Act. In making the independence determination, the board considered the requirements of the NYSE and our Corporate Governance Guidelines. Among other factors, the board considered current or previous employment with us, our auditors or their affiliates by the director or his immediate family members, ownership of our voting securities, and other material relationships with us. The audit committee has adopted a charter, which has been ratified and approved by the board of directors.

Mr. Kimble has been designated by the board as the audit committee’s financial expert meeting the requirements promulgated by the SEC and set forth in Item 407(d) of Regulation S-K of the Exchange Act based upon his education and employment experience as more fully detailed in Mr. Kimble’s biography set forth above.

Special Committee

The board of directors of our General Partner has a standing special committee, which is comprised of two independent directors, Bill W. Waycaster (chairman) and William F. Kimble. The special committee will review specific matters that the board believes may involve conflicts of interest. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets at each quarterly meeting of the board of directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the NYSE and the Exchange Act. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

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

Meeting Attendance and Preparation

During 2015, our board of directors met nine times and members of the board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they served, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the board of directors, all of our independent directors meet in an executive session without management participation or participation by non-independent directors. The chairman of the special committee, Bill W. Waycaster, presides over these executive sessions. In addition, at each quarterly meeting of the board of directors, the non-management members of the board meet in executive session, which executive sessions are presided over by Fred J. Fowler.

Unitholders or interested parties may communicate with any and all members of our board, including our non-management directors, or any committee of our board, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the board or any committee of the board at the following address and fax number: Name of the Director(s), c/o Secretary, DCP Midstream Partners, LP, 370 17th Street, Suite 2500, Denver, Colorado 80202, fax number (303) 605-2226.

Report of the Audit Committee

The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls over financial reporting. The audit committee operates under a written charter approved by the board of directors. The charter, among other things, provides that the audit committee has authority to appoint, retain and oversee the independent auditor. In this context, the audit committee:

•
reviewed and discussed the audited financial statements in this Annual Report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;

•
reviewed with Deloitte & Touche LLP, our independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards;

•
received the written disclosures and the letter required by standard No. 1 of the independence standards board (independence discussions with audit committees) provided to the audit committee by Deloitte & Touche LLP;

•
discussed with Deloitte & Touche LLP its independence from management and us and considered the compatibility of the provision of nonaudit service by the independent auditors with the auditors’ independence;

•
discussed with Deloitte & Touche LLP the matters required to be discussed by statement on auditing standards No. 16 (PCAOB Auditing Standard No. 16, Communications With Audit Committees, Related Amendments to PCAOB Standards and Transitional Amendments to AU Section 380);

•
discussed with our internal auditors and Deloitte & Touche LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Deloitte & Touche LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;

•
based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche LLP to serve as our independent auditors.

This report has been furnished by the members of the audit committee of the board of directors:

Audit Committee
William F. Kimble (Chairman)
Fred J. Fowler
Bill W. Waycaster

The report of the audit committee in this report shall not be deemed incorporated by reference into any other filing by DCP Midstream Partners, LP under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such laws.

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

For the year ended December 31, 2015, the named executive officers, or NEOs, of our General Partner were Wouter T. van Kempen, CEO (Principal Executive Officer), William S. Waldheim, former President, Sean P. O’Brien, Group Vice President and CFO (Principal Financial Officer), and Michael S. Richards, Vice President, General Counsel and Secretary. Certain of these NEOs allocate their time between managing our business and affairs and the business and affairs of DCP Midstream, LLC as indicated in the table below. We expect that the amount of time these certain NEOs devote to our business may increase or decrease in future periods driven by the needs and demands of our ongoing business.

The following table presents the estimated percentage of time (“time allocation”) that the General Partner’s NEOs devoted to the business of the Partnership relative to the total time each NEO devoted to the businesses of the Partnership and DCP Midstream, LLC in the aggregate during the year ended December 31, 2015:

NEO	Time Allocated to the Partnership	Position with DCP Midstream GP, LLC	Position with DCP Midstream, LLC
Wouter T. van Kempen	40%	Chairman of the Board, Chief Executive Officer, and President	Chairman of the Board, Chief Executive Officer, and President
William S. Waldheim	100%	Former President	Former Group Vice President, DCP Midstream Partners
Sean P. O'Brien	40%	Group Vice President and Chief Financial Officer	Group Vice President and Chief Financial Officer
Michael S. Richards	75%	Vice President, General Counsel and Secretary	Vice President and Deputy General Counsel

The General Partner has not entered into employment agreements with any of the NEOs. The reimbursement for compensation of NEOs devoting less than a majority of their time to our operations and management is based on the percentage of time allocated to us during a period and is included in the fixed general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement. Each of Messrs. van Kempen and O’Brien devoted approximately 40% of his time to our business in 2015. The compensation committee of DCP Midstream, LLC’s board of directors has the ultimate decision-making authority with respect to the total compensation paid to Messrs. van Kempen and O’Brien. Messrs. van Kempen and O’Brien do not receive any separate amounts of compensation from us for their services to our business or as executive officers of our General Partner and we do not pay any compensation amounts to Messrs. van Kempen and O’Brien except for amounts reimbursed through the general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement. In 2015, the fixed general and administrative fee we paid to DCP Midstream, LLC included reimbursement for the time allocated to our business by Mr. van Kempen of $1,000,000 and Mr. O’Brien of $400,000.

Each of Messrs. van Kempen and O’Brien expects to devote approximately 40% of his time to our matters in 2016. We will reimburse DCP Midstream, LLC for such portion of their time pursuant to the Services Agreement, which we expect to be an aggregate amount of approximately $1,550,000.

We do not have a compensation committee. Unless otherwise specified, when we refer herein to the compensation committee, we are referring to the compensation committee of the board of directors of DCP Midstream, LLC. When we refer herein to the board of directors, we are referring to the board of directors of our General Partner.

Compensation Decisions

All compensation decisions concerning the officers and employees dedicated to our operations and management are made by the compensation committee, except with regard to any equity-based compensation, which is subject to approval by the board of directors of our General Partner. The compensation committee’s responsibilities on compensation matters include the following:

•	annually review the Partnership’s goals and objectives relevant to compensation of the NEOs;

•	annually evaluate the NEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the NEOs;

•
periodically evaluate the terms and administration of short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to assist in the evaluation of non-employee director and NEO compensation; and

•	periodically review the compensation of the non-employee directors.

Compensation Philosophy

Our compensation program is structured to provide the following benefits:

•	attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers in our industry;

•	motivate executive officers and key management employees to achieve strong financial and operational performance;

•	emphasize performance-based compensation, balancing short-term and long-term results; and

•	reward individual performance.

Methodology - Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for directors who are not officers or employees of the General Partner or its affiliates, or our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2014, the compensation committee engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2015. We consider BDO to be independent of the Partnership and therefore, the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the 2014 TowersWatson General Industry Executive Compensation Survey, or the TowersWatson survey.

The BDO study was comprised of the following peer companies:

Access Midstream Partners, L.P.	MarkWest Energy Partners, L.P.
Atlas Pipeline Partners, L.P.	Niska Gas Storage Partners LLC
Boardwalk Pipeline Partners, LP	NuStar Energy L.P.
Buckeye Partners, L.P.	ONEOK, Inc.
Crestwood Midstream Partners LP	Plains All American Pipeline, L.P.
Enable Midstream Partners, LP	Regency Energy Partners LP
Enbridge Energy Partners, L.P.	Summit Midstream Partners, LP
EnLink Midstream Partners, LP	Sunoco Logistics Partners L.P.
Enterprise Products Partners L.P.	Southcross Energy Partners, L.P.
Genesis Energy, L.P.	Targa Resources Partners LP
Magellan Midstream Partners, L.P.	The Williams Companies, Inc.

Studies such as this generally include only the most highly compensated officers of each company, which correlates with most of our General Partner’s NEOs. The results of this study, as well as other factors such as our targeted performance objectives and the compensation packages of highly compensated officers of DCP Midstream, LLC, served as a benchmark for establishing our total annual direct compensation packages. In order to assess the competitiveness of the total direct compensation packages for our General Partner’s NEOs, we used the peer data from the BDO study and the data point that represents the 50th percentile of the market in the TowersWatson survey.

Components of Compensation

The total annual direct compensation program for NEOs of the General Partner consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of a grant of phantom units payable in cash upon vesting under our 2012 Long-Term Incentive Plan, or LTIP, which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels. In 2015, this allocation for targeted compensation of our General Partner’s NEOs was as follows:

	Base Salary	Targeted STI Level	Targeted LTIP Level
Wouter T. van Kempen, Chairman of the Board, CEO, and President (a)	N/A	N/A	N/A
Sean P. O'Brien, Group Vice President and CFO (a)	N/A	N/A	N/A
William S. Waldheim, Former President (b)	35%	21%	44%
Michael S. Richards, Vice President, General Counsel and Secretary	44%	20%	36%

(a)
Compensation for Messrs. van Kempen and O’Brien, each of whom devoted less than a majority of his time to the operations and management of the Partnership, was provided by DCP Midstream, LLC. The Partnership reimbursed DCP Midstream, LLC for their services under the Services Agreement, which reimbursement amount was based on the percentage of time allocated to our business during 2015.

(b)	Mr. Waldheim retired in May 2015 and therefore did not receive a grant under the LTIP in 2015.

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

The base salaries for NEOs are generally reevaluated annually as part of our performance review process, or when there is a change in the level of job responsibility. The compensation committee annually considers and approves a merit increase in base salary based upon the results of this performance review process. Merit increases are based on review of individual performance in certain categories, including: business values, safety, health and environment, leadership, financial results, project results, attitude, ability and knowledge. The compensation committee approved increases in NEO base salaries for 2015 of 2.5%. The base salaries earned by our NEOs, other than Messrs. van Kempen and O’Brien, are set forth in the “Summary Compensation” table below.

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

In 2015, the STI objectives were initially designed and proposed by our CEO and Chairman of the Board working with the compensation committee, with objectives that were oriented towards performance of the Partnership and DCP Midstream, LLC (collectively, the “DCP Enterprise”). The objectives were approved by the compensation committee. The STI objectives approved by the compensation committee for the former President were 100% DCP Enterprise objectives while the objectives for the Vice President, General Counsel and Secretary were divided as follows: (1) DCP Enterprise objectives accounted for 55% of the STI objectives and (2) a corporate scorecard accounted for 45% of the STI objectives. All STI objectives are subject to change each year.

The target STI opportunities for 2015 as a percentage of base salary were as follows:

Targeted STI Opportunity
William S. Waldheim, Former President	60%
Michael S. Richards, Vice President, General Counsel and Secretary	45%

The 2015 DCP Enterprise and corporate scorecard objectives comprising the total STI opportunity for the former President and the Vice President, General Counsel and Secretary are described below and were weighted as indicated for each.

Objectives	William S. Waldheim, Former President	Michael S. Richards, Vice President, General Counsel, and Secretary
DCP Enterprise:
1) Cash Generation	30%	30%
2) EBIT ROCE	25%	—
3) Cost	10%	10%
4) Reliability	10%	—
5) NGL Production	10%	—
6) Total Recordable Injury Rate (TRIR)	5%	5%
7) Process Safety Event Rate (PSE Rate)	5%	5%
8) Emissions	5%	5%
DCP Enterprise total	100%	55%
Corporate scorecard total	—	45%
Total STI Opportunity	100%	100%

DCP Enterprise objectives:

1.
Cash Generation. An objective intended to capture the cash generated from operations for DCP Midstream, LLC, the owner of our General Partner and the operator of our assets (“DCP Midstream, LLC”), and which consolidates the cash generated by the assets of the Partnership. For this objective, the target level of performance is cash generated of $484 million, the maximum level of performance is $700 million and the minimum level of performance is $77 million.

2.
EBIT ROCE. An objective intended to capture the constant price EBIT (earnings before interest and taxes) ROCE (return on capital employed) of DCP Midstream, LLC. For this objective, the target level of performance is EBIT ROCE of 1.8%, the maximum level of performance is 3.7% and the minimum level of performance is 0%.

3.
Cost. An objective intended to capture the operating and general and administrative costs of DCP Midstream, LLC. For this objective, the target level of performance is cost of $1,025 million, the maximum level of performance is cost of $1,000 million and the minimum level of performance is $1,080 million.

4.
Reliability. An operating objective of reliable operation of mechanical and system processes, equipment analysis and preventive maintenance schedules for engines, compressors and turbines covering both our assets and the assets of DCP Midstream, LLC. For this objective, we have established the minimum, target and maximum level of performance.

5.
NGL Production. An operating objective of NGLs produced by both our assets and the assets of DCP Midstream, LLC. For this objective, we have established the minimum, target and maximum level of performance.

6.
Total Recordable Injury Rate (TRIR). A safety objective of both employee and contractor injury rates covering both our assets and the assets of DCP Midstream, LLC. For this objective, the target level of performance during the year is a TRIR of 0.51, the maximum level of performance is a TRIR of 0.35 and a minimum level of performance is a TRIR of 0.90.

7.
Process Safety Event Rate (PSE Rate). A safety objective using a broad definition of process safety events covering both our assets and the assets of DCP Midstream, LLC. For this objective, the target level of performance during the year is a PSE Rate of 7.8, the maximum level of performance is a PSE Rate of 5.45 and a minimum level of performance is a PSE Rate of 10.

8.
Emissions. An environmental objective of non-routine air emissions, natural gas vented or flared, covering both our assets and the assets of DCP Midstream, LLC. For this objective, we have established certain levels of emissions at the assets of DCP Midstream, LLC and the Partnership that comprise the minimum, target and maximum level of performance for this objective.

Corporate scorecard objectives: For 2015, the Vice President, General Counsel and Secretary’s corporate scorecard is comprised of a cost goal for the corporate group as well as an average of the five business unit scorecards within the DCP Enterprise. The objectives of the business unit scorecards were approved by the compensation committee. The specific cost goals for each business unit and the corporate group were approved by our CEO and Chairman.

The payout on the DCP Enterprise and corporate scorecard objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, payout will be determined by straight-line interpolation.

Early in 2016, management prepared a report on the achievement of the DCP Enterprise objectives during 2015. These results were reviewed and approved by the compensation committee in February 2016. The level of performance achieved in 2015 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
DCP Enterprise objectives:
1) Cash Generation	Between Target and Maximum
2) EBIT ROCE	Above Maximum
3) Cost	Above Maximum
4) Reliability	Between Target and Maximum
5) NGL Production	Below Minimum
6) Total Recordable Injury Rate (TRIR)	At Target
7) Process Safety Event Rate (PSE Rate)	Above Maximum
8) Emissions	Between Minimum and Target
Corporate scorecard objectives:	Between Target and Maximum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. In 2015, we issued phantom units to the Vice President, General Counsel and Secretary; however no grants were made to the former President in connection with his retirement in May 2015. Half of such phantom units are performance phantom units, or PPUs, and half are restricted phantom units, or RPUs. The PPUs will vest based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.

For 2015, the PPUs had the following two performance measures: (1) total shareholder return, or TSR, over the Performance Period of DCP Midstream, LLC’s owners, Phillips 66 and Spectra Energy Corp relative to their respective peer groups, and (2) EBIT return on capital employed, or EBIT ROCE, by DCP Midstream, LLC over the Performance Period. Half of the PPUs will be measured against the TSR performance objective and half of the PPUs will be measured against the EBIT ROCE performance measure. These performance measures were initially designed and proposed by our CEO and Chairman of the Board. These objectives were then considered and approved by the compensation committee and ultimately by the board of directors. The board of directors believes that the financial performance of the Partnership and the DCP Enterprise have a direct impact on the success of Phillips 66 and Spectra Energy Corp. The board of directors believes that by using TSR of Phillips 66 and Spectra Energy Corp. as a performance measure it aligns the interests of our executive officers with the performance of two diverse companies that have a significant presence in the energy industry. The board of directors believes utilizing EBIT ROCE of DCP Midstream, LLC aligns the performance of the executive officers with the success of the DCP Enterprise. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.

For the 2015 TSR performance measure, the companies included in the peer groups that will be compared against Phillips 66 and Spectra Energy Corp are as follows:

Phillips 66 peer group:	Spectra Energy Corp peer group:
Celanese Corporation	CenterPoint Energy, Inc.
Delek US Holdings, Inc	Consolidated Edison, Inc.
The Dow Chemical Company	Dominion Resources, Inc.
Eastman Chemical CO	DTE Energy Company
Energy Transfer Equity, LP	Enbridge Inc.
Enterprise Products Partners, LP	EQT Corporation
Holly Frontier Corporation	Kinder Morgan, Inc.
Huntsman Corporation	National Fuel Gas Company
Marathon Petroleum Corporation	ONEOK, Inc.
ONEOK, Inc	PG&E Corporation
PBF Energy, Inc	Public Service Enterprise Group Inc.
S&P 100	Sempra Energy
Targa Resources Corp	TransCanada Corporation
Tesoro Corporation	The Williams Companies, Inc.
Valero Energy Corporation	Xcel Energy, Inc.
Western Refining, Inc
Westlake Chemical Corp

The TSR result for the LTIP will approximate the TSR results paid by Phillips 66 and Spectra Energy Corp under their respective long-term incentive plans.

For the EBIT ROCE performance measure, EBIT for DCP Midstream, LLC will be as calculated from its financial statements. Capital employed will be determined each year during the annual budget process as approved by the board of directors of DCP Midstream, LLC. The EBIT ROCE targets are reset each year and will be based on the average of the three one-year periods running from 2015 through 2017. For this objective, the target level of performance for 2015 was EBIT ROCE of 1.8%, the maximum level of performance was EBIT ROCE of 3.7% and the minimum level of performance was EBIT ROCE of 0%.

These PPU and RPU awards were granted as of January 1, 2015. The number of awards granted to our executive officers is set forth in the “Grants of Plan-Based Awards” table below. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the PPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs are paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the Performance Period and the Vesting Period on the number of PPUs earned or RPUs granted, respectively.

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of PPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing prices of the underlying securities on the NYSE for the 20 trading days prior to the date of grant for the 2012 Long-Term Incentive Plan. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions.

The target 2015 long-term incentive opportunities, expressed as a percentage of base salary were as follows:

Targeted LTI Opportunity
William S. Waldheim, Former President (a)	125%
Michael S. Richards, Vice President, General Counsel and Secretary	80%

(a)	Mr. Waldheim retired in May 2015 and therefore did not receive a grant under the LTIP in 2015.

In the event that any person other than DCP Midstream, LLC and/or an affiliate thereof becomes the beneficial owner of more than 50% of the combined voting power of the General Partner’s equity interests prior to the completion of the Performance Period, the PPUs, RPUs and related DERs will (i) be replaced with equivalent units of the new enterprise if there is no change in the recipient’s job status for twelve months or (ii) fully vest if the recipient is terminated or if the recipient’s job is changed to be lower in status within twelve months of the change in control.

In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, the recipient’s: (i) PPUs will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) RPUs will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units and unpaid DERs.

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

Within the DCP Midstream, LLC non-qualified deferred compensation program is a non-qualified, defined contribution retirement plan in which benefits earned under the plan are attributable to compensation in excess of the annual compensation limits under Section 401(k) of the Code. Under this part of the plan, we make a contribution of up to 13% of eligible compensation, as defined by the plan, to the DCP Midstream, LLC non-qualified deferred compensation program. The cost associated with executive officers' participation in the plan is reimbursed to DCP Midstream, LLC under our Services Agreement.

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

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code §162(m). Accordingly, none of the compensation paid to NEOs is subject to the limitation.

Board of Directors Report on Compensation

Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman, Chief Executive Officer, and President of the General Partner and the Chief Corporate Officer of DCP Midstream, LLC. In addition, the compensation committee engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this annual report on Form 10-K for the year ended December 31, 2015.

The information contained in this Board of Directors Report on Compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act.

Board of Directors
Wouter T. van Kempen (Chairman)
Guy Buckley
R. Mark Fiedorek
Fred J. Fowler
William F. Kimble
Brian Mandell
Bill W. Waycaster
John Zuklic

Executive Compensation

The following tables disclose the compensation of the General Partner’s NEOs, or, collectively, the “executive officers,” except for the CEO, Wouter van Kempen, and the CFO, Sean O’Brien. Each of Messrs. van Kempen and O’Brien devoted approximately 40% of his time to our management and operations in 2015. Pursuant to the Services Agreement, we reimburse DCP Midstream, LLC for the allocated portion of time that Messrs. van Kempen and O’Brien spend on our matters. In 2015, the general and administrative fee we paid to DCP Midstream, LLC included an aggregate of $1,400,000 as reimbursement for the time allocated to our business by Messrs. van Kempen and O’Brien. Messrs. van Kempen and O’Brien are not included in these tables because they do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and we do not pay any compensation amounts to Messrs. van Kempen and O’Brien except for amounts reimbursed through the general and administrative fee that we pay to DCP Midstream, LLC pursuant to the terms of the Services Agreement. The compensation committee of DCP Midstream, LLC’s board of directors has the ultimate decision-making authority with respect to the total compensation of Messrs. van Kempen and O’Brien.

Summary Compensation Table

The following table sets forth certain information with respect to compensation paid to the General Partner's executive officers for the three years ended December 31, 2015.

Name and Principal Position	Year	Salary	LTIP Awards (b)	Non-Equity Incentive Plan Compensation (c)	All Other Compensation (d)	Total
William S. Waldheim (a)	2015	$151,269	$—	$126,703	$226,647	$504,619
Former President	2014	$410,231	$517,227	$221,278	$222,876	$1,371,613
	2013	$395,961	$492,880	$286,161	$182,839	$1,357,841

Michael S. Richards	2015	$234,438	$188,451	$133,691	$86,924	$643,504
Vice President, General	2014	$228,100	$183,878	$92,740	$94,297	$599,015
Counsel and Secretary	2013	$221,415	$176,164	$120,013	$89,291	$606,883

(a)	Mr. Waldheim retired in May 2015 and therefore did not receive a grant under the LTIP in 2015.

(b)
The amounts in this column reflect the grant date fair value of LTIP awards in accordance with the provisions of the FASB ASC 718, Compensation - Stock Compensation, or ASC 718. PPU awards are subject to performance conditions. For PPUs granted in 2015, 2014, and 2013, the performance conditions are between 0% if the minimum level of performance is not achieved and 200% if the maximum level of performance is achieved. The maximum value of the PPUs, based on the grant date fair value, for Mr. Waldheim was $517,227 and $490,097 for units granted during 2014 and 2013, respectively. The maximum value of the PPUs, based on the grant date fair value, for Mr. Richards was $188,451, $183,878 and $175,236 for units granted during 2015, 2014, and 2013, respectively.

(c)	The amounts in this column were earned during the fiscal year.

(d)
Includes DERs, company retirement and non-qualified deferred compensation program contributions by the Partnership, the value of life insurance premiums paid by the Partnership on behalf of an executive and other de minimis compensation, which are detailed below.

William S. Waldheim, former President

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2015, 2014 and 2013 STI, Mr. Waldheim’s target opportunity was 60% of his annual base salary, with the possibility of earning from 0% to 120% of his annual base salary in 2015, 2014 and 2013, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2015	2014	2013
Company retirement contributions to defined contribution plans	$34,450	$33,800	$33,150
Non-qualified deferred compensation program contributions	$161,038	$135,065	$122,812
DERs	$29,615	$50,035	$23,081
Life insurance premiums (a)	$1,544	$3,976	$3,796

(a)	Paid by the Partnership on behalf of Mr. Waldheim.

Michael S. Richards, Vice President, General Counsel and Secretary

The LTIP awards are comprised of PPUs and RPUs pursuant to the LTIP. Under the 2015, 2014, and 2013 STI, Mr. Richards’ target opportunity was 45% of his annual base salary, with the possibility of earning from 0% to 90% of his annual base salary in 2015, 2014, and 2013, depending on the level of performance in each of the STI objectives.

“All Other Compensation” includes the following:

	2015	2014	2013
Company retirement contributions to defined contribution plans	$28,522	$28,600	$28,050
Non-qualified deferred compensation program contributions	$30,480	$35,322	$30,583
DERs	$25,760	$29,253	$29,584
Life insurance premiums (a)	$2,162	$1,122	$1,074

(a)	Paid by the Partnership on behalf of Mr. Richards.

Grants of Plan-Based Awards

Following are the grants of plan-based awards during the year ended December 31, 2015 for the General Partner’s executive officers:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards			Grant Date Fair Value of LTIP Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)
William S. Waldheim	NA	$—	$90,762	$181,523	—	—	—	$—
PPUs (b)	(d)	$—	$—	$—	—	—	—	$—
RPUs (c)	(d)	$—	$—	$—	—	—	—	$—
Michael S. Richards	NA	$—	$105,497	$210,995	—	—	—	$—
PPUs (b)	(d)	$—	$—	$—	—	1,980	3,960	$94,225
RPUs (c)	(d)	$—	$—	$—	1,980	1,980	1,980	$94,225

(a)	Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b)	The number of units shown represents units awarded under the LTIP. If minimum levels of performance are not met, then the payout may be zero.

(c)	The number of units shown represents units awarded under the LTIP and these units vest at the end of the Vesting Period provided the individual is still employed by the Partnership.

(d)	The grant date for the PPUs and RPUs was January 1, 2015.

The PPUs awarded on January 1, 2015 will vest in their entirety on December 31, 2017 if the specified performance conditions are satisfied and the RPUs awarded on January 1, 2015 will vest in their entirety on December 31, 2017 if the executive is still employed by the Partnership.

Outstanding Equity Awards at Fiscal Year-End

Following are the outstanding equity awards for the General Partner’s executive officers as of December 31, 2015:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
William S. Waldheim	4,720	$159,374
Michael S. Richards	7,740	$300,074

(a)
PPUs awarded January 1, 2015 and February 13, 2014 vest in their entirety over a range of 0% to 200% on December 31, 2017 and December 31, 2016, respectively, if the specified performance conditions are satisfied. RPUs awarded January 1, 2015 and February 13, 2014, vest in their entirety on December 31, 2017 and December 31, 2016, respectively. To determine the number of unearned units and the market value, the calculation of the number of PPU’s granted on January 1, 2015 and February 13, 2014, that are expected to vest, is based on assumed performance of 200%, as the previous fiscal year performance has exceeded target performance.

(b)	Value calculated based on the closing price at December 31, 2015 of our common units at $24.67, Spectra Energy’s common stock at $23.94, and Phillips 66’s common stock at $81.80.

Option Exercises and Units Vested

Following are the units vested for the General Partner’s executive officers for the year ended December 31, 2015:

	Stock Awards (a)
Name	Number of Units Acquired on Vesting	Value Realized on Vesting
William S. Waldheim	5,592	$188,683
Michael S. Richards	8,550	$307,975

(a)	Includes all awards that vested during the year, regardless of whether the awards will be settled in our common units, Phillips 66 common stock, Spectra Energy common stock or cash.

Non-qualified Deferred Compensation

Following is the non-qualified deferred compensation for the General Partner’s executive officers for the year ended December 31, 2015:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/Distributions	Aggregate Balance at December 31, 2015
William S. Waldheim	$22,128	$135,066	$26,221	$(473,289)	$—
Michael S. Richards	$132,043	$35,322	$47,072	$—	$846,698

(a)
These amounts are included in the “Summary Compensation” table for the year 2015 with the exception of $9,274 for Mr. Richards and $22,128 for Mr. Waldheim, which were included in the “Summary Compensation” table for the year 2014 as they related to deferrals of 2014 STI, and $64,159 for Mr. Richards, which was included in the “Summary Compensation” table for the year 2012 as it related to deferrals of 2012 LTIP.

(b)	These amounts are included in the “Summary Compensation” table for the year 2014.

(c)
The performance of executive officers non-qualified deferred compensation is linked to certain mutual funds or to the average rating of the BB US High Yield Index, Energy sector at the election of the participant.

Potential Payments upon Termination or Change in Control

The General Partner has not entered into any employment agreements with any of the executive officers. Our NEOs participate in executive severance arrangements maintained by DCP Midstream, LLC in the event of termination of employment that is involuntary or not for cause; however, we would incur no obligation in relation to such arrangements. There are no formal severance plans in place for our NEOs in the event of a change in control of the Partnership. As noted above, the PPUs, RPUs and the related DERs, will become payable to executive officers under certain circumstance related to termination or a change in control. When employees terminate employment with the Partnership, they are entitled to a cash payment for the amount of unused vacation hours at the date of their termination.

The following table presents PPUs, RPUs and DERs payable as of December 31, 2015 under certain circumstances related to termination, or a change in control:

Triggering Event	PPUs	RPUs	DERs	Total
Michael S. Richards
Change of Control (a)	$219,635	$220,091	$25,830	$465,556
Termination (b)	$112,216	$133,404	$19,486	$265,106

(a)	In the event that the recipient is terminated or if the recipient’s job is changed to be lower in status within twelve months of the change of control.

(b)
In the event of termination for reasons of death, disability, early or normal retirement, or if the recipient is terminated by the General Partner for reasons other than cause, at least one year after the grant date.

Director Compensation

General - Members of the board of directors who are officers or employees of the General Partner or its affiliates do not receive additional compensation for serving as directors. For 2015, the board approved an annual compensation package for non-employee directors, consisting of an annual $70,000 cash retainer and an annual grant of Phantom Units that approximate $70,000 of value, awarded pursuant to the LTIP, that have a six month vesting period. The directors also receive DERs, based on the number of units awarded, which are paid in cash on a quarterly basis. The Phantom Units are paid in units upon vesting. Chairpersons of committees of the board receive an additional annual cash retainer of $20,000. All annual cash retainers are paid on a quarterly basis in arrears. Directors do not receive additional fees for attending meetings of the board or its committees.

The directors will also be reimbursed for out-of-pocket expenses associated with their membership on the board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Following is the compensation of the General Partner’s non-employee directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	All Other Compensation (b)	Total
Current Directors:
Fred J. Fowler (c)	$43,858	$58,040	$3,120	$105,018
William F. Kimble (d)	$27,956	$40,628	$2,184	$70,768
Bill W. Waycaster (e)	$27,956	$40,628	$2,184	$70,768
Former Directors:
Paul F. Ferguson, Jr.	$45,000	$—	(f)	$118,131	(f)
Frank A. McPherson	$48,317	$—	$—	$48,317
Thomas C. Morris	$52,112	$—	$—	$52,112
Stephen R. Springer	$45,000	$—	(f)	$118,131	(f)

(a)	The amounts in this column reflect the grant date fair value of phantom unit awards in accordance with ASC 718.

(b)	The amounts in this column reflect the DERs paid on phantom units during the vesting period.

(c)	Mr. Fowler is a member of the audit committee. Mr. Fowler's compensation was prorated based on his appointment as a director on March 11, 2015.

(d)	Mr. Kimble is the audit committee chair and a member of the special committee. Mr. Kimble's compensation was prorated based on his appointment as a director on June 8, 2015.

(e)	Mr. Waycaster is the special committee chair and a member of the audit committee. Mr. Waycaster's compensation was prorated based on his appointment as a director on June 8, 2015.

(f)
Mr. Ferguson and Mr. Springer each received $73,131 in cash representing the value of their 2015 LTIP awards and DERs that were accelerated and vested in association with their departures from the board.

Compensation Committee Interlocks and Insider Participation

As discussed above, our board of directors does not maintain a compensation committee. In 2015, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, reviewed all elements of compensation for our named executive officers, but the decisions with respect to equity-based compensation were subject to approval by our board of directors. In 2015, none of our directors, except for Messrs. van Kempen and Waldheim, have been or are officers or employees of us or our subsidiaries. Mr. Waldheim participated in deliberations of our board of directors with regard to executive compensation generally, but did not participate in deliberations or board actions with respect to his own compensation. Mr. van Kempen also participates in such deliberations of our board of directors; however, his compensation is determined and paid by DCP Midstream, LLC without the involvement of our board of directors. None of our named executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors during 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units and the related transactions held by:

•	each person who beneficially owns 5% or more of our outstanding units as of February 19, 2016;

•	all of the directors of DCP Midstream GP, LLC;

•	each Named Executive Officer of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.
Percentage of total common units beneficially owned is based on 114,742,948 common units outstanding.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP LP Holdings, LLC (b)	22,322,428	19.5%
Kayne Anderson Capital Advisors, L.P. (c)	12,556,316	10.9%
Piper Jaffray Companies (d)	8,461,845	7.4%
ALPS Advisors, Inc. (e)	7,157,218	6.2%
ClearBridge Investments, LLC (f)	6,606,549	5.8%
Wouter T. van Kempen	2,540	*
Sean P. O'Brien	—	*
Michael S. Richards	20,944	*
Guy Buckley	—	*
R. Mark Fiedorek	—	*
Fred J. Fowler	15,000	*
William F. Kimble	—	*
Brian Mandell	—	*
Bill W. Waycaster	—	*
John Zuklic	—	*
All directors and executive officers as a group (10 persons)	38,484	*

_____________
*Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

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

(c)	As set forth in a Schedule 13G/A filed on January 11, 2016. The address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067.

(d)	As set forth in a Schedule 13G/A filed on February 16, 2016. The address of Piper Jaffray Companies is 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402.

(e)	As set forth in a Schedule 13G/A filed on February 3, 2016. The address of ALPS Advisors, Inc is 1290 Broadway, Suite 1100, Denver, Colorado 80203.

(f)	As set forth in a Schedule 13G/A filed on February 16, 2016. The address of ClearBridge Investments, LLC is 620 8th Avenue, New York, New York 10018.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plan as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders	—	$—	—
Equity compensation plans not approved by unitholders	—	—	772,518
Total	—	$—	772,518

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

Payments to our General Partner and its affiliates
In 2015, we reimbursed DCP Midstream, LLC and its affiliates $71 million under the Services Agreement. For further information regarding the reimbursement, please see the “Services Agreement” section below.

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
Services Agreement
We have a Services Agreement with DCP Midstream, LLC. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index.
On February 23, 2015, the annual fee payable under the Services Agreement was increased to $71 million, following approval of the increase by the special committee of the board of directors of the General Partner. Our growth, both from organic growth and acquisitions, has resulted in the partnership becoming a much larger portion of the business of DCP Midstream, LLC. Additionally, our expansion into downstream logistics has required DCP Midstream, LLC to expand its capabilities and provide us with a broader range of services than what was previously provided. As a result, DCP Midstream, LLC initiated a comprehensive review of its costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services provided to us by DCP Midstream, LLC as the operator of our assets. The annual fee was effective starting January 1, 2015.
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

	Year Ended December 31,
Type of Fees	2015	2014
	(Millions)
Audit Fees (a)	$2	$2

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
Audit Committee Pre-Approval Policy
The audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the audit committee. The audit committee has, however, pre-approved audit related services that do not impair the independence of the independent auditors for up to $50,000 per engagement, and up to an aggregate of $100,000 annually, provided the audit committee is notified of such audit-related services in a timely manner. The audit committee may, however, from time to time delegate its authority to any audit committee member, who will report on the independent auditor services that were approved at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules included in this Item 15:
Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC
Consolidated Financial Statements of Discovery Producer Services LLC

DCP SAND HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2015 and 2014

INDEPENDENT AUDITORS' REPORT

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

We have audited the accompanying consolidated financial statements of DCP Sand Hills Pipeline, LLC (the "Company"), which comprise the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements.
Management's Responsibility for the Consolidated Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors' Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2016

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$12.9	$13.5
Accounts receivable:
Affiliates	13.6	8.5
Trade and other	7.7	6.1
Other	0.1	0.2
Total current assets	34.3	28.3
Property, plant and equipment, net	1,315.9	1,250.2
Other long-term assets	1.2	1.3
Total assets	$1,351.4	$1,279.8

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Affiliates	$3.7	$1.1
Trade and other	6.7	8.4
Deferred revenues:
Affiliates	12.8	15.4
Third party	20.9	20.1
Accrued taxes	3.5	3.3
Accrued capital expenditures	2.3	11.3
Accrued liabilities and other	3.8	6.2
Total current liabilities	53.7	65.8
Other long-term liabilities	3.6	3.0
Total liabilities	57.3	68.8
Total members’ equity	1,294.1	1,211.0
Total liabilities and members’ equity	$1,351.4	$1,279.8

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Year Ended December 31,
	2015	2014
Operating revenues:
Transportation - affiliates	$157.3	$100.5
Transportation	81.2	39.1
Other revenues - affiliates	—	0.4
Total operating revenues	238.5	140.0
Operating costs and expenses:
Cost of transportation - affiliates	4.2	—
Cost of transportation	3.4	2.5
Operating and maintenance expense	27.5	23.0
Depreciation expense	27.3	25.4
General and administrative expense - affiliates	5.4	5.4
General and administrative expense	2.6	1.7
Total operating costs and expenses	70.4	58.0
Operating income	168.1	82.0
Income tax expense	(1.4)	(0.5)
Net income	$166.7	$81.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(millions)

	DCP Sand Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Sand Hills LLC	Spectra Energy Sand Hills Holding, LLC	Total Members’ Equity

Balance, January 1, 2014	$391.8	$—	$391.9	$391.9	$1,175.6
Contributions from members	8.5	35.1	43.7	43.7	131.0
Return of investment to members	(4.1)	(12.3)	(16.5)	(16.5)	(49.4)
Distributions of earnings to members	(6.6)	(30.0)	(36.7)	(36.7)	(110.0)
Working capital distributions to members	(4.2)	(1.7)	(5.9)	(5.9)	(17.7)
Transfer of interest in DCP Sand Hills Pipeline, LLC	(388.5)	388.5	—	—	—
Net income	3.1	24.0	27.2	27.2	81.5
Balance, December 31, 2014	—	403.6	403.7	403.7	1,211.0
Contributions from members	2.7	28.7	28.6	26.0	86.0
Return of investment to members	(0.5)	(0.8)	(0.8)	(0.3)	(2.4)
Distributions of earnings to members	(12.3)	(55.2)	(55.2)	(43.0)	(165.7)
Working capital distributions to members	—	(0.5)	(0.5)	(0.5)	(1.5)
Transfer of interest in DCP Sand Hills Pipeline, LLC	431.3	—	—	(431.3)	—
Net income	10.1	55.6	55.6	45.4	166.7
Balance, December 31, 2015	$431.3	$431.4	$431.4	$—	$1,294.1
See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$166.7	$81.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	27.3	25.4
Other, net	2.7	0.2
Change in operating assets and liabilities:
Accounts receivable	(6.5)	(3.7)
Accounts payable	4.6	4.5
Deferred revenues	(1.7)	9.1
Other current assets	—	(0.1)
Other long-term assets	0.2	—
Other current liabilities	(0.3)	(0.7)
Other long-term liabilities	(0.6)	1.3
Net cash provided by operating activities	192.4	117.5
INVESTING ACTIVITIES:
Capital expenditures	(110.6)	(74.1)
Proceeds from sale of assets	1.2	5.1
Net cash used in investing activities	(109.4)	(69.0)
FINANCING ACTIVITIES:
Contributions from members	86.0	131.0
Return of investment to members	(2.4)	(70.1)
Distributions of earnings to members	(165.7)	(114.2)
Working capital distributions to members	(1.5)	(17.7)
Net cash used in financing activities	(83.6)	(71.0)
Net change in cash and cash equivalents	(0.6)	(22.5)
Cash and cash equivalents, beginning of period	13.5	36.0
Cash and cash equivalents, end of period	$12.9	$13.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015 and 2014

1.    Description of Business and Basis of Presentation

DCP Sand Hills Pipeline, LLC, with its consolidated subsidiary, or Sand Hills, we, our, the Company, or us, is engaged in the business of transporting natural gas liquids, or NGLs. The Sand Hills pipeline is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills pipeline was placed into service in June 2013.

We are a limited liability company owned 33.33% by DCP Pipeline Holding LLC, a 100% owned subsidiary of DCP Midstream Partners, LP, or DCP Partners, 33.335% by DCP Sand Holding, LLC, a 100% owned subsidiary of DCP Midstream, LLC, or DCP Midstream and 33.335% by Phillips 66 Sand Hills LLC, a 100% owned subsidiary of Phillips 66 Partners LP, or Phillips 66 Partners. Throughout these consolidated financial statements, DCP Partners, DCP Midstream and Phillips 66 Partners will together be referenced as the members. Prior to October 2015, we were owned 33.335% by Spectra Energy Sand Hills Holding, LLC, a 100% owned subsidiary of Spectra Energy Partners, LP, or Spectra Energy Partners. In October 2015, Spectra Energy Corp entered into an agreement with Spectra Energy Partners to acquire its ownership interest of 33.335% in the Company. On October 30, 2015, Spectra Energy Corp contributed its ownership of 33.335% interest in the Company to DCP Midstream. DCP Midstream is a joint venture owned 50% by Phillips 66 and 50% by Spectra Energy Corp, and is the operator of the Sand Hills pipeline.

The Company allocates revenues, costs, and expenses in accordance with the terms of the Second Amended and Restated LLC Agreement, which became effective on September 3, 2013, or the LLC Agreement, to each of the three members based on each member’s ownership interest. Under terms of the LLC Agreement, the members are required to fund capital calls necessary to fund the capital requirements of the Company, including capital expansion and working capital requirements. The necessary capital calls are determined based on estimated capital activity each month, and are reconciled to actual spending on a quarterly basis. Based on this analysis, any excess cash calls are refunded to the members as part of the quarterly distribution, and such refunds are shown with return of investment to members, within the consolidated statements of changes in members’ equity. Under the terms of the LLC Agreement, cash calls and cash distributions from operations are allocated to the members based upon each member’s respective ownership interest.

The consolidated financial statements include the accounts of Sand Hills and its 100% owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany balances and transactions have been eliminated. Transactions between us and the members have been identified in the consolidated financial statements as transactions between affiliates.

2.    Summary of Significant Accounting Policies

Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and investments in highly liquid financial instruments purchased with an original stated maturity of 90 days or less and temporary investments of cash in short-term money market securities.

Distributions - Under the terms of the LLC Agreement, we are required to make quarterly distributions to the members based on Available Cash, as the term is defined in the LLC Agreement. Available cash distributions are paid pursuant to the members’ respective ownership percentages at the date the distributions are due, and include a distribution of earnings and, when applicable, a distribution of excess cash, which are classified as working capital distributions to members within the consolidated statements of changes in members’ equity. During the years ended December 31, 2015 and 2014, distributions of working capital primarily related to amounts collected under deferred revenue agreements.

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2015 and 2014, we invested $12.9 million and $13.5 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. Given that the value of the short-term money market securities is publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We extend credit to customers and other parties in the normal course of business and have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset.

Property, Plant and Equipment - Property, plant and equipment are recorded at historical cost. The cost of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Asset Retirement Obligations - Our asset retirement obligations, or AROs, relate primarily to the contractual obligations relating to the retirement or abandonment of our transportation pipelines, obligations related to right-of-way easement agreements, and contractual leases for land use. We adjust our AROs each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a credit-adjusted risk-free interest rate and accretes due to the passage of time based on the time value of money until the obligation is settled. None of our assets are legally restricted for purposes of settling AROs.

Long-Lived Assets - We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

•	a significant adverse change in legal factors or business climate;

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

Revenue Recognition - We generate the majority of our revenues from fee-based arrangements. The revenues we earn are from long-term contracts relating to the transportation of NGLs and generally are not dependent on commodity prices. Certain demand contracts state that we will collect our monthly fee based on committed volumes, regardless of the actual volumes transported. In some instances, revenue is deferred for any payments received in excess of actual volumes transported and revenue is recognized once the committed volumes are transported, or certain contractual provisions have expired, and all other revenue recognition criteria are met.

We recognize revenues under the four revenue recognition criteria, as follows:

•	Persuasive evidence of an arrangement exists - Our customary practice is to enter into a written contract.

•	Delivery - Delivery is deemed to have occurred when the services are rendered.

•	The fee is fixed or determinable - We negotiate the fee for our services at the outset of our fee-based arrangements. In these arrangements, the fees are nonrefundable.

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

Revenue for services provided, but not invoiced, is estimated each month. These estimates are generally based on preliminary throughput measurements and contract data.

Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2015 or 2014. There were significant transactions with affiliates for each of the years ended December 31, 2015 and 2014. See Note 4, Agreements and Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2015 and 2014, deferred state income tax expense totaled $0.7 million and $0.3 million, respectively. For the years ended December 31, 2015 and 2014, current state income tax expense totaled $0.7 million and $0.2 million, respectively.

3.    Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” We intend to adopt this ASU when it is effective for public entities, which is for annual reporting periods beginning after December 15, 2017, and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

4.    Agreements and Transactions with Affiliates

DCP Midstream, LLC

Under the LLC Agreement, we are required to reimburse DCP Midstream for any direct costs or expenses (other than general and administration services) incurred by DCP Midstream on our behalf. Additionally, we pay DCP Midstream an annual service fee of $5.0 million, for centralized corporate functions provided by DCP Midstream on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. These expenses are included in general and administrative expense - affiliates in the consolidated statements of operations. Except with respect to the annual service fee, there is no limit on the reimbursements we make to DCP Midstream under the LLC Agreement for other expenses and expenditures incurred or payments made on our behalf.

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2015 and 2014.

DCP Southern Hills Pipeline, LLC

We have entered into a long-term transportation agreement with DCP Southern Hills Pipeline, LLC, or Southern Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has committed to transporting minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2015	2014
	(millions)
DCP Midstream, LLC and its affiliates:
Transportation - affiliates	$150.6	$97.3
Other revenues - affiliates	$—	$0.4
Cost of transportation - affiliates	$4.2	$—
General and administrative expense - affiliates	$5.0	$5.1
Southern Hills:
Transportation - affiliates	$3.2	$3.2
Phillips 66:
Transportation - affiliates	$3.5	$—
General and administrative expense - affiliates	$0.2	$0.2
Spectra Energy Partners:
General and administrative expense - affiliates	$0.2	$0.1

We had balances with affiliates as follows:

	December 31,
	2015	2014
	(millions)
DCP Midstream, LLC and its affiliates:
Accounts receivable	$11.9	$8.2
Accounts payable	$(3.7)	$(1.1)
Deferred revenue	$(12.8)	$(15.4)
Southern Hills:
Accounts receivable	$0.3	$0.3
Phillips 66:
Accounts receivable	$1.4	$—

5.    Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,
	Life	2015	2014
		(millions)

Transmission systems	20 - 50 Years	$1,376.1	$1,235.6
Other	3 - 30 Years	3.3	3.2
Land		0.2	0.2
Construction work in progress		5.3	52.9
Property, plant and equipment		1,384.9	1,291.9
Accumulated depreciation		(69.0)	(41.7)
Property, plant and equipment, net		$1,315.9	$1,250.2

Asset Retirement Obligations - As of December 31, 2015 and 2014, we had AROs of $1.3 million and $0.9 million, respectively, included in other long-term liabilities in our consolidated balance sheets. For each of the years ended December 31, 2015 and 2014, accretion expense was less than $0.1 million. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

6.    Commitments and Contingent Liabilities

Regulatory Compliance - In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our consolidated results of operations, financial position, or cash flows.

Litigation - We are not party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and various commercial disputes that arose during the development of the Sand Hills pipeline and in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

General Insurance - Insurance for Sand Hills is written in the commercial markets and through affiliate companies, which management believes is consistent with companies engaged in similar commercial operations with similar assets. Our insurance coverage includes general liability and excess liability insurance above the established primary limits for general liability. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

Environmental - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and local levels that relate to air and water quality, hazardous and solid waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations and safety standards. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Operating Leases - Consolidated rental expense, including leases with no continuing commitment, was $4.1 million and $3.1 million, respectively, for the years ended December 31, 2015 and 2014. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows:

Minimum Rental Payments
(millions)
2016	$3.5
2017	1.8
2018	—
2019	—
2020	—
Total	$5.3

7.    Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities	$2.6	$15.5
Other non-cash changes in property, plant and equipment, net	$(1.4)	$(1.1)

8.    Subsequent Events

We have evaluated subsequent events occurring through February 12, 2016, the date the consolidated financial statements were issued.

FINANCIAL STATEMENTS
Discovery Producer Services LLC
Years Ended December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of
Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), members’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 25, 2016

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$9,349	$41,890
Trade accounts receivable:
Affiliate	9,269	10,037
Other	32,571	3,595
Prepaid insurance	3,364	2,607
Other current assets	2,713	2,942
Total current assets	57,266	61,071
Property, plant and equipment, net	1,255,561	1,287,076
Intangible assets, net	17,132	18,706
Total assets	$1,329,959	$1,366,853

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$1,814	$1,666
Other	6,234	32,059
Asset retirement obligations	—	5,031
Deferred revenue	38,597	21,917
Other current liabilities	1,016	1,608
Total current liabilities	47,661	62,281
Asset retirement obligations	116,933	115,646
Non current deferred revenue	93,380	111,251
Commitments and contingent liabilities (Note 6)
Members' capital
Members' capital acounts	1,070,466	1,076,099
Other comprehensive income	1,519	1,576
Total members’ capital	1,071,985	1,077,675
Total liabilities and members’ capital	$1,329,959	$1,366,853

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Revenues:
Product sales:
Affiliate	$143,483	$166,988	$122,688
Third-party	243	85	81
Transportation services:
Affiliate	—	—	10
Third-party	53,770	17,670	14,093
Gathering and processing services:
Affiliate	423	324	214
Third-party	160,150	22,684	20,574
Other revenues	10,344	8,685	6,933
Total revenues	368,413	216,436	164,593
Costs and expenses:
Product cost and shrink replacement:
Affiliate	8,356	7,240	10,970
Third-party	109,782	123,343	85,874
Operating and maintenance expenses:
Affiliate	9,196	8,607	8,335
Third-party	24,378	26,166	25,126
Depreciation, amortization and accretion	75,333	27,874	27,318
Taxes other than income	2,869	2,894	2,824
General and administrative expenses- affiliate	7,320	7,049	6,800
De-designation of cash flow hedge	—	—	(2,109)
Other expense, net	3	5,959	6,855
Total costs and expenses	237,237	209,132	171,993
Operating income/(loss)	131,176	7,304	(7,400)
Interest income (expense)	37	7	(2)
Foreign exchange gain/(loss)	(62)	(265)	395
Net income/ (loss)	131,151	7,046	(7,007)
Net gain/(loss) from derivative instruments, including amounts reclassified into earnings	(57)	—	(121)
Comprehensive income/(loss)	$131,094	$7,046	$(7,128)

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

	Williams Field Services Group, LLC	DCP Assets Holding, LP	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance December 31, 2012	$378,483	$252,317	$1,697	$632,497
Contributions	193,416	132,774	—	326,190
Distributions	(12,484)	(8,322)	—	(20,806)
Net loss	(4,204)	(2,803)	—	(7,007)
Other comprehensive income	—	—	(121)	(121)
Balance December 31, 2013	$555,211	$373,966	$1,576	$930,753
Non-cash contributions *	18,991	—	—	18,991
Contributions	103,184	77,122	—	180,306
Distributions	(35,653)	(23,768)	—	(59,421)
Net income	4,228	2,818	—	7,046
Balance December 31, 2014	$645,961	$430,138	$1,576	$1,077,675
Non-cash contributions *	787	—	—	787
Contributions	32,999	22,000	—	54,999
Distributions	(115,542)	(77,028)	—	(192,570)
Net income	78,691	52,460	—	131,151
Other comprehensive income	—	—	(57)	(57)
Balance December 31, 2015	$642,896	$427,570	$1,519	$1,071,985

* Non-cash contributions disclosed in Note 5

See accompanying notes to financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
OPERATING ACTIVITIES:
Net income/(loss)	$131,151	$7,046	$(7,007)
Adjustments to reconcile cash provided by operations:
Depreciation, amortization, and accretion	75,333	27,874	27,318
Net loss on retirement of equipment	28	5,992	6,913
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(28,209)	20,691	(17,838)
Prepaid insurance	(757)	271	150
Other current assets	230	(844)	153
Accounts payable	(8,637)	(3,559)	5,835
Asset retirement obligation	(789)	(703)	—
Accrued liabilities	—	(217)	(117)
Other current liabilities	522	294	(145)
Deferred revenue	(6,221)	112,272	20,556
Net cash provided by operating activities	162,651	169,117	35,818
INVESTING ACTIVITIES:
Property, plant and equipment - capital expenditures *	(34,121)	(346,232)	286,304
Purchase of business (Note 9)	(23,500)	—	—
Net cash used in investing activities	(57,621)	(346,232)	286,304
FINANCING ACTIVITIES:
Distributions to members	(192,570)	(59,421)	(20,806)
Capital contributions	54,999	180,306	326,190
Net cash provided (used) by financing activities	(137,571)	120,885	305,384
Increase (decrease) in cash and cash equivalents	(32,541)	(56,230)	54,898
Cash and cash equivalents beginning of period	41,890	98,120	43,222
Cash and cash equivalents end of period	$9,349	$41,890	$98,120

* Increase to property, plant and equipment	$(15,965)	$(280,191)	$(349,787)
Changes in related accounts payable - affiliate, accounts payable, and construction retainage payable	(18,156)	(66,041)	63,483
Capital expenditures	$(34,121)	$(346,232)	$(286,304)

See accompanying notes to financial statements.

DISCOVERY PRODUCER SERVICES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Description of Business

Unless the context clearly indicates otherwise, references in this report to “we”, “our”, “us” or similar language refers to Discovery Producer Services LLC and its wholly owned subsidiary, Discovery Gas Transmission LLC (DGT). We are a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating a cryogenic natural gas processing plant near Larose, Louisiana and a natural gas liquids fractionator near Paradis, Louisiana. DGT is a Delaware limited liability company formed on June 24, 1996 for the purpose of constructing and operating an offshore natural gas deep water pipeline in the Gulf of Mexico which connects to our gas processing plant in Larose, Louisiana. We have since connected several laterals to the DGT pipeline to expand our presence in the Gulf. A new lateral, the Keathley Canyon Connector, became operational in the 1st Quarter of 2015.

We are owned 60% by Williams Field Services Group, LLC (WFS) (a wholly owned subsidiary of Williams Partners L.P. (WPZ)) and 40% by DCP Assets Holding, LP (a wholly owned subsidiary of DCP Midstream Partners, LP (DCP)). WFS is our operator. Herein, The Williams Companies, Inc. who controls WPZ through its general partner interest, WPZ and WFS are collectively referred to as “Williams.”

We evaluated our disclosure of subsequent events through the date, February 25, 2016, that our financial statements were issued.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.

Accounting Standards Issued but Not Yet Adopted. In May 2014, the FASB issued ASU 2014-09 establishing ASC Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14), Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016. We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.

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

Cash and Cash Equivalents.  The cash and cash equivalents balance includes cash equivalents which are invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable.  Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no allowance for doubtful accounts as of December 31, 2015 and 2014.

Prepaid Insurance. Prepaid insurance represents the unamortized balance of insurance premiums. These payments are amortized on a straight-line basis over the policy term.

Gas Imbalances.  In the course of providing transportation services to customers, we may receive different quantities of gas from shippers than the quantities delivered on behalf of those shippers. This results in gas transportation imbalance receivables and payables. The imbalance is recovered or repaid in cash, based on market-based prices, or through the receipt or delivery of gas in the future. Imbalance receivables are valued based on; the lower of the current market prices, or the weighted average cost of natural gas in the system. Imbalance payables are valued at current market prices. Settlement of imbalances requires an agreement between the pipelines and shippers as to the allocations of volumes to specific transportation contracts, and the timing of delivery of gas based on operational conditions. Pursuant to a settlement with our shippers issued by the Federal Energy Regulatory Commission (FERC) on February 5, 2008, if a cash-out refund is due and payable to a shipper during any year pursuant to our FERC Gas Tariff, the shipper will be deemed to have immediately assigned its right to the refund amount to us.

Property, Plant and Equipment.  Property, plant and equipment is recorded at cost. We base the carrying value of these assets on estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values. The natural gas and natural gas liquids maintained in the pipeline facilities necessary for their operation (line fill) are included in property, plant and equipment. Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of 25 to 35 years. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that extend the useful lives of the assets or increase their functionality are capitalized. The cost of property, plant and equipment sold or retired and the related accumulated depreciation is removed from the accounts in the period of sale or disposition. Gains and losses on the disposal of property, plant and equipment are recorded in operating income (loss).

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). The ARO asset increases the carrying value of the underlying physical asset and is depreciated with the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income (loss).

Intangible Assets. Our intangible assets are primarily related to our Raceland lateral project as further described in Note 5. Our intangible assets are amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.

Impairment of Long-Lived Assets.  We evaluate long-lived assets for impairment when events or changes in circumstances indicate that, in our management’s judgment, the carrying value of such assets may not be recoverable. When such a determination has been made, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is not recoverable, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount by which the carrying value exceeds the estimated fair value. There were no impairments recorded during 2015 or 2014.

Revenue Recognition.  Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation, and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liability accrued at December 31, 2015 or 2014.

Deferred Revenues Our deferred revenues represent up-front payment from customers associated with gas gathering and fractionation and are recognized as we provide the service to which the payments relate.

Income Taxes.  For federal tax purposes, we have elected to be treated as a partnership with each member being separately taxed on its ratable share of our taxable income. This election, to be treated as a pass-through entity, also applies to our wholly owned subsidiary, DGT. Therefore, no income taxes or deferred income taxes are reflected in the consolidated financial statements.

Foreign Currency Transactions.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses which are reflected in net income (loss).

Derivative Instruments and Hedging Activities. We utilized derivatives to manage our currency exposure on construction contracts requiring payment in Euros. All such derivatives were settled by December 31, 2013. These instruments consisted entirely of forward purchase contracts. These derivatives were designated in cash flow hedging relationships. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and we must maintain appropriate documentation. We established hedging relationships pursuant to risk management policies. We evaluated the hedging relationships at the inception of the hedge and on an ongoing basis to determine whether the hedging relationship was, and was expected to remain, highly effective in achieving offsetting changes in cash flows attributable to the underlying risk being hedged. We also regularly assessed whether the hedged forecasted transaction was probable of occurring. If a derivative ceased to be or was no longer expected to be highly effective, or if we believed the likelihood of occurrence of the hedged forecasted transaction was no longer probable, hedge accounting was discontinued prospectively, and future changes in the fair value of the derivative were recognized in other (income) expense. For these cash flow hedges, the effective portion of the change in the fair value of the derivative was reported in accumulated other comprehensive income (AOCI). These amounts will be reclassified into earnings in the periods in which the hedged item affects earnings. The hedged item was used to acquire fixed assets and will impact earnings over the period of depreciation of those assets. Any ineffective portion of the derivative`s change in fair value was recognized in other (income) expense. If it became probable that the forecasted transaction designated as the hedged item in a cash flow hedge would not occur, any gain or loss deferred in AOCI was recognized in other (income) expense at that time.

Note 3.  Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include the following:

•	Sales to Williams of natural gas liquids (NGLs) to which we take title and excess natural gas and

•	Processing and sales of NGLs and transportation of natural gas and condensate for DCP’s affiliates, and Texas Eastern Corporation.

The following table summarizes these related-party revenues during 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Williams	$143,906	$167,312	$122,895
Texas Eastern Corporation	—	—	17
Total	$143,906	$167,312	$122,912

Product cost and shrink replacement- affiliate includes natural gas purchases from Williams for fuel and shrink requirements.

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses- affiliate includes the following:

•	Direct payroll and employee benefit costs incurred on our behalf by Williams;

•	Transportation expense under a 10-year transportation agreement for pipeline capacity through 2015 from Texas Eastern Transmission, LP (an affiliate of DCP); and

•	Storage expense under a 20-year agreement to store parts, tools and equipment in a warehouse owned by Williams PERK, LLC (an affiliate of WFS) through 2033.

General and administrative expenses - affiliate includes a monthly operation and management fee paid to Williams to cover the cost of accounting services, computer systems and management services provided to us.

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Capitalized labor	$1,224	$3,215	$2,874
Capitalized project fee	213	1,943	4,536
Total	$1,437	$5,158	$7,410

Note 4.  Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2015 and 2014:

			Estimated
	Years Ended December 31,		Depreciable
	2015	2014	Lives
	(In thousands)
Property, plant, and equipment:
Pipelines	$1,109,194	$399,103	25 - 35 years
Plant and other equipment	512,400	330,232	25 - 35 years
Buildings	31,324	30,905	25 - 35 years
Land and land rights	8,007	8,010	0 - 35 years
Construction work in progress	6,652	864,735
Total property, plant, and equipment	1,667,577	1,632,985
Less accumulated depreciation	412,016	345,909
Net property, plant, and equipment	$1,255,561	$1,287,076

Depreciation expense in 2015, 2014 and 2013 was $66.1 million, $23.3 million and $24.4 million, respectively.

Commitments for construction and acquisition of property, plant and equipment totals $1.2 million at December 31, 2015.

Our asset retirement obligations relate primarily to our offshore platforms and pipelines and our onshore processing and fractionation facilities. At the end of the useful life of each respective asset, we are legally or contractually obligated to dismantle the offshore platforms, properly abandon the offshore pipelines, remove the onshore facilities and related surface equipment and restore the surface of the property.

A rollforward of our asset retirement obligation for 2015 and 2014 is presented below:

	Years Ended December 31,
	2015	2014
	(In thousands)
Balance at January 1	$120,677	$46,130
Accretion expense	7,263	3,256
Estimate revisions	(8,011)	57,864
New obligation incurred	2,870	14,188
Settlements	(5,866)	(761)
Balance at December 31	$116,933	$120,677

Settlements in 2015 include a $5.1 million non-monetary transaction whereby a customer performed certain retirement activities in exchange for a lower contractual rate. We recorded deferred revenue for the amount of the liability satisfied by the customer.

Note 5.  Intangible Assets

In 2013, Williams and DCP entered into agreements to build a connection between Williams’ Raceland lateral and DGT’s pipeline system. The connection, completed in May of 2014, allows us to process a third party’s gas under a keep-whole arrangement. Pursuant to the agreements, Williams funded $9.8 million of the project cost, directly paid $5 million of project costs on our behalf and contributed access to Williams’ Raceland lateral. The amount paid on our behalf and the value of the access to Williams’ Raceland lateral were non-monetary contributions recorded as intangible assets. The gross carrying amount of the intangible asset associated with the Raceland lateral is $20 million. DCP made additional cash contributions to the Company to fund other projects in order to maintain its 40 percent ownership interest.

In 2015, Discovery acquired the ST 311 pipeline as described in Note 9. Due to a purchase price allocation difference, an intangible asset of $0.5 million was recorded.

The amortization for 2015 and 2014 was $2.0 million and $1.3 million, respectively. Accumulated amortization was for 2015 and 2014 was $3.6 million and $1.6 million, respectively. There was no amortization in 2013. The intangible assets will be amortized on a straight-line basis over their useful life of ten years. Below is estimated amortization expense for the next five years:

(In thousands)
2016	$2,025
2017	2,025
2018	2,025
2019	2,025
2020	2,025
Total	$10,125

Note 6.  Commitments and Contingent Liabilities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The term for each lease expires in 2017 with renewal options for an additional 30 years. The future minimum annual rentals under this non-cancelable lease as of December 31, 2015 are payable as follows:

(In thousands)
2017	$109
Total	$109

We also have an agreement for pipeline capacity from Texas Eastern Transmission, LP, effective June of 2005 that includes renewal options and options to increase capacity up to 25 years after the effective date. In June of 2015 the capacity lease agreement was extended for 5 years.

(In thousands)
2016	$1,150
2017	1,150
2018	1,150
2019	1,150
2020	1,150
Total	$5,750

Correspondingly we have a storage agreement with Williams PERK, LLC that expires in May of 2033 and then year to year options, which will also increase rentals. The future minimum annual commitments under these non-cancelable arrangements as of December 31, 2015 are payable as follows:

(In thousands)
2016	$277
2017	277
2018	277
2019	277
2020	277
Thereafter	3,439
Total	$4,824

Total rent and lease expense for 2015, 2014, and 2013, including a cancelable platform space lease and miscellaneous month-to-month leases, was $2.4 million, $2.3 million, and $1.8 million, respectively.

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

Note 7.  Financial Instruments, Derivative Instruments, Concentrations of Credit Risk and Major Customers

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

The carrying value of cash and cash equivalents (classified as Level 1), accounts receivable, accounts payable, other current assets and other current liabilities approximate their fair value because of their short term nature.

Derivative Instruments

During 2013, we settled derivative contracts for the purchase of 47,509,898 Euros. We recognized a loss on derivative instruments of $0.1 million (for a cumulative gain of $1.6 million) in AOCI which will be reclassified into earnings in the same period in which the hedged transactions affect earnings. In 2013, we determined that certain of the hedged Euro purchases were probable of not occurring within 60 days of the originally forecasted date; therefore, that cash flow hedge was de-designated and the $2.1 million gain was reclassified from AOCI and recognized in other (income)/expense.

Concentrations of Credit Risk

Our cash equivalents balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2015, substantially all of customer accounts receivable result from product sales and gathering from our largest customers. This concentration may impact our overall credit risk either positively or negatively, in that the entity may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We incurred no gain/ loss on receivables in 2015. We incurred a gain on receivables of $1,000 and a credit loss of $4,000 in 2014 and 2013, respectively.

Major Customers

Williams accounted for $143.9 million (39%), $167.3 million (77%), and $122.9 million (75%) respectively, of our total revenues in 2015, 2014, and 2013. These revenues were for the sale of NGLs purchased from or received as compensation under processing contracts with third-party producers.

During 2015 ExxonMobil Corporation contributed $61.0 million (17%), and ENI Petroleum contributed $38.7 million (11%), of our total revenues. These revenues were for gathering, processing, transportation and other services.

Note 8.  Rate and Regulatory Matters

Rate and Regulatory Matters.  Annually, DGT files a request with the FERC for a fuel lost-and-unaccounted-for gas (FL&U) percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On May 30, 2014, DGT filed to revise the FL&U retention rate from zero percent to 0.2 percent per dekatherm of gas received based upon an actual system loss of $1.1 million experienced during the 2013 calendar year. On June 30, 2014, the FERC issued a letter order approving the requested retention rate increase. The actual system loss for 2014 was $1.4 million with FL&U recovered of $0.5 million. On June 1, 2015, DGT filed to revise the FL&U retention rate from 0.2 percent to 0.3 percent per dekatherm of gas received based upon the actual fuel use, system loss and gas retained experienced in 2014. The Commission accepted DGT’s revised retention rate by letter order dated June 25, 2015. The actual system gain for 2015 was $0.1 million with FL&U recovered of $1.4 million. The above amounts were recognized in each year’s respective operating income.

On November 14, 2014, DGT filed with the FERC its annual Hurricane Mitigation and Reliability Enhancement (HMRE) surcharge adjustment to maintain the $0.0500 per dekatherm (Dt) effective January 1, 2015. The filing included an additional $14.9 million in HMRE costs to be recovered. By delegated letter order issued December 23, 2014, the FERC approved the requested HMRE surcharge.

On November 13, 2015, DGT filed its annual HMRE surcharge adjustment to maintain the $0.0500 per Dt surcharge effective January 1, 2016. The filing reflected an additional $1.2 million of qualifying HMRE costs to be recovered by the surcharge. As reflected in the application, the total HMRE amount to be recovered over future periods was $34.7 million as of September 30, 2015. The Commission approved the requested surcharge by letter order dated December 17, 2015.

Note 9.  Business Combination

On July 2, 2015, Discovery completed the acquisition of the ST 311 pipeline from Walter Oil and Gas Corporation, Castex Offshore Inc., Fieldwood Energy LLC, and Apache Shelf Exploration LLC. The pipeline acquired is a 25 mile 14” gathering lateral starting from the ST 311 block to the ST 200 block connection to Discovery’s 18” regulated lateral line that connects to DGT’s 30” regulated mainline. Discovery paid $23.5 million for the pipeline, net of refunds for a pre-closing settlement. No material liabilities were assumed besides the initial recording of an asset retirement obligation.

The following table presents the allocation of the acquisition-date fair value of the major classes of the net assets:

(In thousands)
Property, plant and equipment	$25,900
Intangible asset	470
Asset retirement obligation	(2,870)
Total cash	$23,500

Note 10.  Subsequent Events

During January 2016, we made distributions to our partners totaling $18.7 million.

(b) Exhibits

Exhibit Number		Description
2.1	*#
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

10.15	*
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

12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP's internal control over financial reporting.

23.2	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC.
23.3	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2016	DCP Midstream Partners, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	Chief Executive Officer and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Wouter T. van Kempen and Sean P. O'Brien as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this annual report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 25, 2016
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 25, 2016
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 25, 2016
Richard A. Loving	(Principal Accounting Officer)

/s/ Guy Buckley	Director	February 25, 2016
Guy Buckley

/s/ R. Mark Fiedorek	Director	February 25, 2016
R. Mark Fiedorek

/s/ Fred J. Fowler	Director	February 25, 2016
Fred J. Fowler

/s/ William F. Kimble	Director	February 25, 2016
William F. Kimble

/s/ Brian Mandell	Director	February 25, 2016
Brian Mandell

/s/ Bill Waycaster	Director	February 25, 2016
Bill Waycaster

/s/ John Zuklic	Director	February 25, 2016
John Zuklic

EXHIBIT INDEX

Exhibit Number		Description
2.1	*#
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

10.15	*
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

12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream Partners, LP.

23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream Partners, LP and the effectiveness of DCP Midstream Partners, LP's internal control over financial reporting.
23.2	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC.
23.3	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream Partners, LP for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.