Form 10-Q
period 2016-03-31
DCP Midstream Partners, LP
filed 2016-05-05
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 29, 2016, there were outstanding 114,742,948 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015, including the following risks and uncertainties:

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

•	security threats such as military campaigns, terrorist attacks, and cybersecurity breaches, against, or otherwise impacting, our facilities and systems;

•	our ability to purchase propane from our suppliers and make associated profitable sales transactions for our wholesale propane logistics business;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses; and

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	64	73
Affiliates	72	81
Inventories	37	43
Unrealized gains on derivative instruments	48	105
Other	1	2
Total current assets	223	306
Property, plant and equipment, net	3,446	3,476
Goodwill	72	72
Intangible assets, net	110	112
Investments in unconsolidated affiliates	1,486	1,493
Unrealized gains on derivative instruments	7	9
Other long-term assets	10	9
Total assets	$5,354	$5,477
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$85	$98
Affiliates	20	19
Unrealized losses on derivative instruments	5	18
Accrued interest	30	19
Accrued taxes	18	12
Other	17	34
Total current liabilities	175	200
Long-term debt	2,377	2,424
Unrealized losses on derivative instruments	—	1
Other long-term liabilities	48	47
Total liabilities	2,600	2,672
Commitments and contingent liabilities
Equity:
Limited partners (114,742,948 and 114,742,948 common units issued and outstanding, respectively)	2,713	2,762
General partner	18	18
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	2,723	2,772
Noncontrolling interests	31	33
Total equity	2,754	2,805
Total liabilities and equity	$5,354	$5,477
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$105	$189
Sales of natural gas, propane, NGLs and condensate to affiliates	162	281
Transportation, processing and other	61	56
Transportation, processing and other to affiliates	42	23
Gains from commodity derivative activity, net	4	5
Gains from commodity derivative activity, net — affiliates	5	14
Total operating revenues	379	568
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	208	367
Purchases of natural gas, propane and NGLs from affiliates	23	35
Operating and maintenance expense	48	47
Depreciation and amortization expense	32	29
General and administrative expense	2	3
General and administrative expense — affiliates	19	18
Total operating costs and expenses	332	499
Operating income	47	69
Interest expense	(24)	(22)
Earnings from unconsolidated affiliates	49	23
Income before income taxes	72	70
Income tax expense	—	(1)
Net income	72	69
Net income attributable to noncontrolling interests	—	—
Net income attributable to partners	72	69
General partner’s interest in net income	(31)	(31)
Net income allocable to limited partners	$41	$38
Net income per limited partner unit — basic and diluted	$0.36	$0.33
Weighted-average limited partner units outstanding — basic and diluted	114.7	114.2
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net income	$72	$69
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1
Total other comprehensive income	—	1
Total comprehensive income attributable to partners	$72	$70
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income	$72	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	32	29
Earnings from unconsolidated affiliates	(49)	(23)
Distributions from unconsolidated affiliates	63	26
Net unrealized losses on derivative instruments	45	43
Other, net	2	2
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	19	61
Inventories	6	27
Accounts payable	(10)	(59)
Accrued interest	10	12
Other current assets and liabilities	(2)	(3)
Other long-term assets and liabilities	—	4
Net cash provided by operating activities	188	188
INVESTING ACTIVITIES:
Capital expenditures	(10)	(65)
Investments in unconsolidated affiliates, net	(8)	(25)
Net cash used in investing activities	(18)	(90)
FINANCING ACTIVITIES:
Proceeds from long-term debt	394	162
Payments of long-term debt	(442)	(162)
Proceeds from issuance of common units, net of offering costs	—	31
Distributions to limited partners and general partner	(121)	(120)
Distributions to noncontrolling interests	(2)	(1)
Net cash used in financing activities	(171)	(90)
Net change in cash and cash equivalents	(1)	8
Cash and cash equivalents, beginning of period	2	25
Cash and cash equivalents, end of period	$1	$33
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$2,762	$18	$(8)	$33	$2,805
Net income	41	31	—	—	72
Distributions to limited partners and general partner	(90)	(31)	—	—	(121)
Distributions to noncontrolling interests	—	—	—	(2)	(2)
Balance, March 31, 2016	$2,713	$18	$(8)	$31	$2,754
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
Three Months Ended March 31, 2016 and 2015
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
We are a Delaware limited partnership that was formed in August 2005. Our partnership includes our Natural Gas Services, NGL Logistics and Wholesale Propane Logistics segments. For additional information regarding these segments, see Note 13 - Business Segments.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations,” or ASU 2016-08 - In March 2016, the FASB issued ASU 2016-08, which amends certain implementation guidance of FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”, as discussed below. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our condensed consolidated financial statements and related disclosures.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our condensed consolidated financial statements and related disclosures.

FASB ASU, 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt for financial statements that have not been issued. The impact of this ASU will be evaluated upon the occurrence of future business combinations.

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015. The adoption of this ASU has been implemented and did not have a material impact on our condensed consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our condensed consolidated results of operations, cash flows and financial position.

3. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
We have entered into a services agreement, as amended, or the Services Agreement, with DCP Midstream, LLC. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also pay DCP Midstream, LLC an annual fee under the Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf. In the event we acquire assets or our business otherwise expands, the annual fee under the Services Agreement is subject to adjustment based on the nature and extent of general and administrative services performed by DCP Midstream, LLC, as well as an annual adjustment based on changes to the Consumer Price Index. Effective January 1, 2015, the annual fee payable under the Services Agreement is $71 million.

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Services Agreement	$18	$18
Other fees — DCP Midstream, LLC	1	—
Total — DCP Midstream, LLC	$19	$18
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $1 million, and less than $1 million, for the three months ended March 31, 2016, and 2015, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

Commodity Transactions - We sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering, transportation and other services to, DCP Midstream, LLC. Management anticipates continuing to purchase and sell commodities and provide services to DCP Midstream, LLC in the ordinary course of business. In addition, DCP Midstream, LLC conducts derivative activities on our behalf.

Spectra Energy

Commodity Transactions - We purchase natural gas and other NGL products from, Spectra Energy. Management anticipates continuing to purchase and sell commodities and provide services to Spectra Energy in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2016	2015
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$162	$281
Transportation, processing and other	$42	$23
Purchases of natural gas, propane and NGLs	$14	$25
Gains from commodity derivative activity, net	$5	$14
General and administrative expense	$19	$18
Spectra Energy:
Purchases of natural gas, propane and NGLs	$9	$10
 We had balances with affiliates as follows:

	March 31, 2016	December 31, 2015
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$72	$81
Accounts payable	$16	$15
Unrealized gains on derivative instruments — current	$12	$32
Unrealized gains on derivative instruments — long-term	$7	$9
Unrealized losses on derivative instruments — current	$5	$18
Unrealized losses on derivative instruments — long-term	$—	$1
Spectra Energy:
Accounts payable	$4	$4

4. Inventories
Inventories were as follows:

	March 31, 2016	December 31, 2015
	(Millions)
Natural gas	$23	$29
NGLs	14	14
Total inventories	$37	$43

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

We recognize the lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized $3 million and $4 million in the lower of cost or market adjustments during the three months ended March 31, 2016, and 2015 respectively.
5. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2016	December 31, 2015
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,340	$2,337
Processing, storage, and terminal facilities	35 — 60 Years	2,362	2,327
Other	3 — 30 Years	66	64
Construction work in progress		82	122
Property, plant and equipment		4,850	4,850
Accumulated depreciation		(1,404)	(1,374)
Property, plant and equipment, net		$3,446	$3,476
Interest capitalized on construction projects was less than $1 million and $3 million for the three months ended March 31, 2016, and 2015, respectively.
Depreciation expense was $30 million and $26 million for the three months ended March 31, 2016 and 2015, respectively.

6. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2016	December 31, 2015
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$442	$441
Discovery Producer Services LLC	40%	397	406
DCP Southern Hills Pipeline, LLC	33.33%	317	318
Front Range Pipeline LLC	33.33%	170	170
Texas Express Pipeline LLC	10%	95	96
Mont Belvieu Enterprise Fractionator	12.5%	23	25
Panola Pipeline Company, LLC	15%	24	19
Mont Belvieu 1 Fractionator	20%	11	11
Other	Various	7	7
Total investments in unconsolidated affiliates		$1,486	$1,493

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

Earnings (losses) from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Discovery Producer Services LLC	15	(2)
DCP Sand Hills Pipeline, LLC	14	11
DCP Southern Hills Pipeline, LLC	7	3
Front Range Pipeline LLC	5	4
Mont Belvieu Enterprise Fractionator	4	4
Mont Belvieu 1 Fractionator	2	1
Texas Express Pipeline LLC	2	2
Total earnings from unconsolidated affiliates	$49	$23
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Statements of operations (a):
Operating revenue	$308	$233
Operating expenses	$128	$129
Net income	$178	$103

	March 31, 2016	December 31, 2015
	(Millions)
Balance sheets (a):
Current assets	$176	$182
Long-term assets	5,183	5,200
Current liabilities	(140)	(170)
Long-term liabilities	(231)	(216)
Net assets	$4,988	$4,996
(a) In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016. As a result, activity related to Panola is included in the tables above.

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
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 9 - Risk Management and Hedging Activities.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

Within our Natural Gas Services segment, we typically use OTC derivative contracts in order to mitigate a portion of our exposure to natural gas, NGL and condensate price changes. We also may enter into natural gas derivatives to lock in margin around our storage and transportation assets. These instruments are generally classified within Level 2. Depending upon market conditions and our strategy, we may enter into OTC derivative positions with a significant time horizon to maturity, and market prices for these OTC derivatives may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent that it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2016 and December 31, 2015, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$48	$—	$48	$—	$83	$22	$105
Short-term investments (b)	$1	$—	$—	$1	$2	$—	$—	$2
Long-term assets:
Commodity derivatives (c)	$—	$7	$—	$7	$—	$9	$—	$9
Current liabilities:
Commodity derivatives (d)	$—	$(5)	$—	$(5)	$—	$(18)	$—	$(18)
Long-term liabilities:
Commodity derivatives (e)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three months ended March 31, 2016 and 2015, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended March 31, 2016 (a):
Beginning balance	$22	$—	$—	$—
Settlements	(22)	—	—	—
Ending balance	$—	$—	$—	$—
Three months ended March 31, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	20	(18)	—	—
Settlements	(40)	—	—	—
Ending balance	$118	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$20	$(18)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the three months ended March 31, 2016 and 2015.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.

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
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2016 and December 31, 2015, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Senior Notes	$2,064	$1,770	$2,063	$1,650
Amended and Restated Credit Agreement	$327	$327	$375	$375
(a) Excludes unamortized issuance costs.
8. Debt

	March 31, 2016	December 31, 2015
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.72% and 1.57%, as of March 31, 2016 and December 31, 2015, respectively, due May 1, 2019	$327	$375
Debt Securities
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized issuance costs	(14)	(14)
Unamortized discount	(11)	(12)
Total long-term debt	$2,377	$2,424
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
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

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
As of March 31, 2016, we had unused borrowing capacity of $922 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for working capital and other general partnership purposes. Our borrowing capacity may be limited by financial covenants set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

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

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2017	$500
2018	—
2019	652
2020	—
2021	—
Thereafter	1,250
2,402
Unamortized issuance costs	(14)
Unamortized discount	(11)
Total	$2,377

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
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through 2017 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. The type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our condensed consolidated statements of operations as a gain or a loss on commodity derivative activity.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of March 31, 2016.

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
The balance in AOCI of our previously settled interest rate swap cash flow hedges was in a loss position of $3 million as of March 31, 2016.
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of March 31, 2016, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2016, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2016, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	March 31, 2016			December 31, 2015
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$55	$(5)	$50	$114	$(19)	$95
Liabilities:
Commodity derivatives	$(5)	$5	$—	$(19)	$19	$—

(a)	There is no cash collateral pledged or received against these positions.

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2016 and December 31, 2015.

Balance Sheet Line Item	March 31, 2016	December 31, 2015	Balance Sheet Line Item	March 31, 2016	December 31, 2015
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$48	$105	Unrealized losses on derivative instruments — current	$(5)	$(18)
Unrealized gains on derivative instruments — long-term	7	9	Unrealized losses on derivative instruments — long-term	—	(1)
Total	$55	$114	Total	$(5)	$(19)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)

(a)	Relates to Discovery, an unconsolidated affiliate.

For the three months ended March 31, 2016, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2016, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
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
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2016	2015
	(Millions)
Third party:
Realized gains	$40	$7
Unrealized losses	(36)	(2)
Gains from commodity derivative activity, net	$4	$5
Affiliates:
Realized gains	$14	$54
Unrealized losses	(9)	(40)
Gains from commodity derivative activity, net —affiliates	$5	$14
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	March 31, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2016	(1,100,000)	(9,282,500)	(180,000)	2,060,000
2017	—	(12,817,500)	—	1,800,000

	March 31, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2015	(561,825)	(12,429,125)	(4,231,200)	2,675,000
2016	(561,922)	(5,668,564)	(813,267)	1,690,000
2017	—	(6,387,500)	—	—
10. Partnership Equity and Distributions
During the three months ended March 31, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of March 31, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
During the three months ended March 31, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million.
The following table presents our cash distributions paid in 2016 and 2015:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 12, 2016	$0.7800	$121
November 13, 2015	$0.7800	$120
August 14, 2015	$0.7800	$121
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
11. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under our Long-Term Incentive Plan. The dilutive effect of unit-based awards was 1,604 and 11,573 equivalent units during the three months ended March 31, 2016, and 2015 respectively.
12. Commitments and Contingent Liabilities
Litigation — We are not a party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our condensed consolidated results of operations, financial position, or cash flow.
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health,

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations and safety standards. In addition, there is increasing focus (i) from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas, and (ii) from state and federal regulatory officials regarding the emission of greenhouse gases which could impose regulatory burdens and increase the cost of our operations. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.

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

The following tables set forth our segment information:

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

Three Months Ended March 31, 2016:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$305	$21	$53	$—	$379
Gross margin (a)	$111	$21	$16	$—	$148
Operating and maintenance expense	(40)	(5)	(3)	—	(48)
Depreciation and amortization expense	(29)	(2)	(1)	—	(32)
General and administrative expense	—	—	—	(21)	(21)
Earnings from unconsolidated affiliates	15	34	—	—	49
Interest expense	—	—	—	(24)	(24)
Net income (loss)	$57	$48	$12	$(45)	$72
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$57	$48	$12	$(45)	$72
Non-cash derivative mark-to-market (b)	$(45)	$—	$—	$—	$(45)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$9	$—	$1	$—	$10
Investments in unconsolidated affiliates, net	$—	$8	$—	$—	$8

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

Three Months Ended March 31, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$440	$18	$110	$—	$568
Gross margin (a)	$119	$18	$29	$—	$166
Operating and maintenance expense	(40)	(4)	(3)	—	(47)
Depreciation and amortization expense	(26)	(2)	(1)	—	(29)
General and administrative expense	—	—	—	(21)	(21)
Earnings from unconsolidated affiliates	(2)	25	—	—	23
Interest expense	—	—	—	(22)	(22)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$51	$37	$25	$(44)	$69
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$51	$37	$25	$(44)	$69
Non-cash derivative mark-to-market (b)	$(45)	$—	$3	$(1)	$(43)
Non-cash lower of cost or market adjustments	$3	$—	$1	$—	$4
Capital expenditures	$50	$13	$2	$—	$65
Investments in unconsolidated affiliates, net	$12	$13	$—	$—	$25

	March 31,	December 31,
	2016	2015
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,325	$4,362
NGL Logistics	679	679
Wholesale Propane Logistics	119	120
Other (c)	8	10
Total long-term assets	5,131	5,171
Current assets	223	306
Total assets	$5,354	$5,477

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

(b)	Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

(c)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

14. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2016	2015
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$11	$8
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$2	$32

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	136	—	136
Inventories	—	—	37	—	37
Other	—	—	49	—	49
Total current assets	—	—	223	—	223
Property, plant and equipment, net	—	—	3,446	—	3,446
Goodwill and intangible assets, net	—	—	182	—	182
Advances receivable — consolidated subsidiaries	2,038	1,963	—	(4,001)	—
Investments in consolidated subsidiaries	685	1,129	—	(1,814)	—
Investments in unconsolidated affiliates	—	—	1,486	—	1,486
Other long-term assets	—	—	17	—	17
Total assets	$2,723	$3,092	$5,354	$(5,815)	$5,354
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$30	$145	$—	$175
Advances payable — consolidated subsidiaries	—	—	4,001	(4,001)	—
Long-term debt	—	2,377	—	—	2,377
Other long-term liabilities	—	—	48	—	48
Total liabilities	—	2,407	4,194	(4,001)	2,600
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,723	688	1,134	(1,814)	2,731
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,723	685	1,129	(1,814)	2,723
Noncontrolling interests	—	—	31	—	31
Total equity	2,723	685	1,160	(1,814)	2,754
Total liabilities and equity	$2,723	$3,092	$5,354	$(5,815)	$5,354

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$267	$—	$267
Transportation, processing and other	—	—	103	—	103
Gains from commodity derivative activity, net	—	—	9	—	9
Total operating revenues	—	—	379	—	379
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	231	—	231
Operating and maintenance expense	—	—	48	—	48
Depreciation and amortization expense	—	—	32	—	32
General and administrative expense	—	—	21	—	21
Total operating costs and expenses	—	—	332	—	332
Operating income	—	—	47	—	47
Interest expense	—	(24)	—	—	(24)
Income from consolidated subsidiaries	72	96	—	(168)	—
Earnings from unconsolidated affiliates	—	—	49	—	49
Income before income taxes	72	72	96	(168)	72
Income tax expense	—	—	—	—	—
Net income	72	72	96	(168)	72
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$72	$72	$96	$(168)	$72

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$72	$72	$96	$(168)	$72
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	72	72	96	(168)	72
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$72	$72	$96	$(168)	$72

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(11)	$199	$—	$188
INVESTING ACTIVITIES:
Intercompany transfers	121	59	—	(180)	—
Capital expenditures	—	—	(10)	—	(10)
Investments in unconsolidated affiliates	—	—	(8)	—	(8)
Net cash provided by (used in) investing activities	121	59	(18)	(180)	(18)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(180)	180	—
Proceeds from long-term debt	—	394	—	—	394
Payments of long-term debt	—	(442)	—	—	(442)
Distributions to limited partners and general partner	(121)	—	—	—	(121)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Net cash (used in) provided by financing activities	(121)	(48)	(182)	180	(171)
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	—	—	2	—	2
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(8)	$196	$—	$188
INVESTING ACTIVITIES:
Intercompany transfers	89	16	—	(105)	—
Capital expenditures	—	—	(65)	—	(65)
Investments in unconsolidated affiliates	—	—	(25)	—	(25)
Net cash used in investing activities	89	16	(90)	(105)	(90)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(105)	105	—
Proceeds from long-term debt	—	162	—	—	162
Payments of long-term debt	—	(162)	—	—	(162)
Proceeds from issuance of common units, net of offering costs	31	—	—	—	31
Distributions to limited partners and general partner	(120)	—	—	—	(120)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Net cash provided by financing activities	(89)	—	(106)	105	(90)
Net change in cash and cash equivalents	—	8	—	—	8
Cash and cash equivalents, beginning of period	—	24	1	—	25
Cash and cash equivalents, end of period	$—	$32	$1	$—	$33

16. Subsequent Events
On April 26, 2016, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution will be paid on May 13, 2016 to unitholders of record on May 9, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices and volumes. We mitigate commodity prices on an overall Partnership basis by growing our fee based assets and through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 698 on December 31, 2015 to 450 on April 1, 2016 (Source: Baker Hughes). This decreased drilling activity has caused us to target our strategy in geographic areas where we expect producer activity to continue in the current commodity price environment.
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
We plan for these cyclical downturns in commodity prices and we believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our estimated margins.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We have a well defined and targeted hedging program.

•	We prudently manage our capital expenditures and focus on fee-based growth projects.

•	We believe we have a strong capital structure and balance sheet.

•	We believe we have access to sufficient capital.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low costs have historically enabled us to execute our growth strategy. Our targeted strategy may take numerous forms such as organic build opportunities within our footprint, dropdown opportunities from DCP Midstream, LLC, joint venture opportunities, and third-

party acquisitions. Growth opportunities will be evaluated in cooperation with producers based on the expected level of drilling activity in these geographic regions and the impacts of higher costs of capital.

Some of our growth projects include the following:

•	The Sand Hills pipeline mainline capacity expansion was placed into service during the second quarter of 2016.

•
On February 1, 2016, we began to participate in earnings for our 15% interest in the Panola intrastate NGL pipeline which is currently undergoing an expansion that is expected to be completed in the second quarter of 2016.

•	In the first quarter of 2016, we completed construction on our Grand Parkway gathering system in the DJ Basin.
As part of our ongoing effort to create efficiencies, reduce costs and transform our business, DCP Midstream, LLC, the operator of our assets, announced an approximate 10 percent headcount reduction in April 2016, which involved the elimination of certain operational and corporate positions. This will not impact the operation of our assets.
On April 28, 2016, the unitholders of the Partnership approved the DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (the “2016 plan”), which replaced the 2005 long-term incentive plan that expired pursuant to its terms at the end of 2015 (the “2005 plan”).  Any outstanding awards under the 2005 plan will remain outstanding and settle according to the terms of such grant.  The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates.  Awards under the 2016 plan include unit options, phantom units, restricted units, distribution equivalent rights, unit bonuses, common unit awards, and performance awards.  The 2016 plan will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.  We believe the 2016 plan is an important tool to attract and retain qualified individuals who are essential to the future success of the Partnership.
We announced a quarterly distribution of $0.78 per unit for the first quarter of 2016. This distribution remains unchanged from the previous quarter and the first quarter of 2015.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $45 million, and approved expansion capital expenditures of between $75 million and $150 million, for the year ending December 31, 2016. Expansion capital expenditures include the expansion of the Sand Hills Pipeline, expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows and the completion of the construction of the Grand Parkway gathering project.
For an in-depth discussion of factors that may significantly affect our results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2016	2015
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$72	$69
Interest expense	24	22
Income tax expense	—	1
Operating and maintenance expense	48	47
Depreciation and amortization expense	32	29
General and administrative expense	21	21
Earnings from unconsolidated affiliates	(49)	(23)
Gross margin	$148	$166
Non-cash commodity derivative mark-to-market (a)	$(45)	$(42)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$57	$51
Operating and maintenance expense	40	40
Depreciation and amortization expense	29	26
Earnings from unconsolidated affiliates	(15)	2
Segment gross margin	$111	$119
Non-cash commodity derivative mark-to-market (a)	$(45)	$(45)

NGL Logistics segment:
Segment net income attributable to partners	$48	$37
Operating and maintenance expense	5	4
Depreciation and amortization expense	2	2
Earnings from unconsolidated affiliates	(34)	(25)
Segment gross margin	$21	$18

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$12	$25
Operating and maintenance expense	3	3
Depreciation and amortization expense	1	1
Segment gross margin	$16	$29
Non-cash commodity derivative mark-to-market (a)	$—	$3

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended March 31,
	2016	2015
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$57	$51
Non-cash commodity derivative mark-to-market	45	45
Depreciation and amortization expense	29	26
Noncontrolling interest portion of depreciation and income tax	—	(1)
Adjusted segment EBITDA	$131	$121
NGL Logistics segment:
Segment net income attributable to partners	$48	$37
Depreciation and amortization expense	2	2
Adjusted segment EBITDA	$50	$39
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$12	$25
Non-cash commodity derivative mark-to-market	—	(3)
Depreciation and amortization expense	1	1
Adjusted segment EBITDA	$13	$23

(a)	Includes $3 million in the lower of cost or market adjustments for the three months ended March 31, 2016, and 2015, respectively.

(b)	Includes $0 million and $1 million in the lower of cost or market adjustments for the three months ended March 31, 2016, and 2015, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2016 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three months ended March 31, 2016, and 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2016 vs. 2015
	2016	2015	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (a):
Natural Gas Services	$305	$440	$(135)	(31)%
NGL Logistics	21	18	3	17%
Wholesale Propane Logistics	53	110	(57)	(52)%
Total operating revenues	379	568	(189)	(33)%
Gross margin (b):
Natural Gas Services	111	119	(8)	(7)%
NGL Logistics	21	18	3	17%
Wholesale Propane Logistics	16	29	(13)	(45)%
Total gross margin	148	166	(18)	(11)%
Operating and maintenance expense	(48)	(47)	1	2%
Depreciation and amortization expense	(32)	(29)	3	10%
General and administrative expense	(21)	(21)	—	—%
Earnings from unconsolidated affiliates (c)	49	23	26	113%
Interest expense	(24)	(22)	2	9%
Income tax expense	—	(1)	1	100%
Net income attributable to partners	$72	$69	$3	4%
Other data:
Non-cash commodity derivative mark-to-market	$(45)	$(42)	$3	7%
Natural gas throughput (MMcf/d) (d)	2,725	2,631	94	4%
NGL gross production (Bbls/d) (d)	160,311	151,024	9,287	6%
NGL pipelines throughput (Bbls/d) (d)	281,212	252,191	29,021	12%
NGL fractionator throughput (Bbls/d) (d)	60,759	51,992	8,767	17%
Propane sales volume (Bbls/d)	20,805	30,614	(9,809)	(32)%
_________________
* Percentage change is not meaningful.

(a)	Operating revenues include the impact of commodity derivative activity.

(b)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including commodity derivative activity, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures” above.

(c)
Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(d)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three months ended March 31, 2016 vs. Three months ended March 31, 2015

Total Operating Revenues — Total operating revenues decreased $189 million in 2016 compared to 2015 primarily as a result of the following:

•
$135 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, lower prices and volumes at our natural gas storage and pipeline assets and unfavorable commodity derivative activity, partially offset by growth in our DJ Basin system; and

•	$57 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane volumes and prices.
Gross Margin — Gross margin decreased $18 million in 2016 compared to 2015 primarily as a result of the following:

•
$13 million decrease for our Wholesale Propane Logistics segment primarily due to lower volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015; and

•
$8 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, unfavorable commodity derivative activity and lower gas and NGL volumes on our Eagle Ford and East Texas systems, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment and increased volumes on our Sand Hills and Southern Hills pipelines in our NGL Logistics segment.
Results of Operations — Natural Gas Services Segment

Operating Data
	Three Months Ended March 31, 2016 (a)
System	Natural Gas Throughput (MMcf/d)	NGL Production (Bbls/d)
Eagle Ford	875	71,303
East Texas	510	24,410
DJ Basin	376	43,629
Discovery (b)	217	6,904
Other	747	14,065
Total	2,725	160,311

(a)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended March 31,		Variance 2016 vs. 2015
	2016	2015	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$217	$363	$(146)	(40)%
Transportation, processing and other	79	58	21	36%
Gains from commodity derivative activity	9	19	(10)	(53)%
Total operating revenues	305	440	(135)	(31)%
Purchases of natural gas and NGLs	(194)	(321)	(127)	(40)%
Segment gross margin (a)	111	119	(8)	(7)%
Operating and maintenance expense	(40)	(40)	—	—%
Depreciation and amortization expense	(29)	(26)	3	12%
Earnings from unconsolidated affiliates (b)	15	(2)	17	*
Segment net income attributable to partners	$57	$51	$6	12%
Other data:
Non-cash commodity derivative mark-to-market	$(45)	$(45)	$—	—%
Natural gas throughput (MMcf/d) (c)	2,725	2,631	94	4%
NGL gross production (Bbls/d) (c)	160,311	151,024	9,287	6%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures” above.

(b)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Total Operating Revenues — Total operating revenues decreased $135 million in 2016 compared to 2015, primarily as a result of the following:

•	$75 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•	$46 million decrease attributable to lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, which impact both sales and purchases;

•	$16 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;

•	$10 million decrease as a result of commodity derivative activity attributable to a decrease in realized cash settlement gains in 2016; and

•	$9 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets which impacts both purchases and sales.
These decreases were partially offset by:

•	$21 million increase primarily as a result of fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $127 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, and decreased volumes at our natural gas storage and pipeline assets, which impact both sales and purchases.
Segment Gross Margin — Segment gross margin decreased $8 million in 2016 compared to 2015, primarily as a result of the following:

•	$16 million decrease as a result of lower commodity prices;

•	$10 million decrease as a result of commodity derivative activity as discussed above; and

•	$3 million decrease as a result of lower gas and NGL volumes primarily related to our Eagle Ford and East Texas systems.
These decreases were partially offset by:

•	$21 million increase primarily as a result of fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2016 compared to 2015 primarily as a result of growth in our business including the completion of the Lucerne 2 plant in our DJ Basin system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015.
Natural Gas Throughput — Natural gas throughput increased in 2016 compared to 2015 primarily as a result of (i) the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015 and (ii) completion and ramp-up of the Keathley Canyon project at Discovery which commenced operations in February 2015, which were partially offset by lower volumes at our Eagle Ford and East Texas systems.
NGL Gross Production — NGL production increased in 2016 compared to 2015 primarily as a result of the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015, partially offset by lower volumes at our Eagle Ford and East Texas systems.

Results of Operations — NGL Logistics Segment

Operating Data
	Three Months Ended March 31, 2016 (a)
System	Pipeline Throughput (MBbls/d)	Fractionator Throughput (MBbls/d)
Sand Hills pipeline	70	—
Southern Hills pipeline	33	—
Texas Express pipeline (b)	14	—
Wattenberg pipeline	20	—
Front Range pipeline (b)	32	—
Black Lake pipeline	58	—
Other pipelines (c)	54	—
Mont Belvieu Enterprise fractionator (b)	—	29
Mont Belvieu 1 fractionator (b)	—	21
DJ Basin fractionators	—	11
Total	281	61

(a)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

(c)	Includes our 15% interest in Panola and our 100% interest in Seabreeze, and Wilbreeze NGL pipelines.

The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended March 31,		Variance 2016 vs. 2015
	2016	2015	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	21	18	3	17%
Total operating revenues and segment gross margin	21	18	3	17%
Operating and maintenance expense	(5)	(4)	1	25%
Depreciation and amortization expense	(2)	(2)	—	—%
Earnings from unconsolidated affiliates (a)	34	25	9	36%
Segment net income attributable to partners	$48	$37	$11	30%
Other data:
NGL pipelines throughput (Bbls/d) (b)	281,212	252,191	29,021	12%
NGL fractionator throughput (Bbls/d) (b)	60,759	51,992	8,767	17%

(a)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 33.33% ownership in each of the Sand Hills and Southern Hills pipelines, 33.33% ownership of the Front Range pipeline, 20% ownership of the Mont Belvieu 1 fractionator, 15% interest in the Panola intrastate pipeline, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express pipeline. Earnings for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	Includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Transportation, Processing and Other — Transportation processing and other increased in 2016 compared to 2015 as a result of new connections on certain of our NGL pipelines.

Operating and Maintenance Expense— Operating and maintenance expense increased in 2016 compared to 2015 primarily as a result of higher maintenance expense on our NGL pipelines.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Sand Hills and Southern Hills due to growth in NGL production from new plants placed into service in 2015, and higher fractionated volumes at both of our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Sand Hills, Southern Hills, Front Range, and Texas Express due to growth in NGL production from new plants placed into service in 2015, partially offset by decreased Black Lake short haul volumes.

NGL Fractionators Throughput — NGL fractionators throughput increased in 2016 compared to 2015 as a result of higher volumes due to maintenance at our Mont Belvieu fractionators in the first quarter of 2015.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended March 31,		Variance 2016 vs. 2015
	2016	2015	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$50	$107	$(57)	(53)%
Storage, transportation and other	3	3	$—	—%
Total operating revenues	53	110	(57)	(52)%
Purchases of propane	(37)	(81)	(44)	(54)%
Segment gross margin (a)	16	29	(13)	(45)%
Operating and maintenance expense	(3)	(3)	—	—%
Depreciation and amortization expense	(1)	(1)	—	—%
Segment net income attributable to partners	$12	$25	$(13)	(52)%
Other data:
Non-cash commodity derivative mark-to-market	$—	$3	$(3)	(100)%
Propane sales volume (Bbls/d)	20,805	30,614	(9,809)	(32)%

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures” above.
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Total Operating Revenues — Total operating revenues decreased by $57 million in 2016 compared to 2015, primarily as a result of the following:

•	$34 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes"; and

•	$23 million decrease attributable to lower propane prices which impact both sales and purchases.
Purchases of Propane — Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.
Segment Gross Margin — Segment gross margin decreased in 2016 compared to 2015 primarily due to higher 2015 volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015.
Commodity Derivative Activity — Non-cash commodity derivative mark-to-market decreased due to the settlement of the non-cash gains of $3 million in 2015 compared to no non-cash derivative activity in 2016.
Propane Sales Volumes — Propane sales volumes decreased in 2016 compared to 2015 primarily due to lower demand associated with warmer weather in 2016.

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
In May 2014, we entered into the Amended and Restated Credit Agreement, a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, interest rates under the Amended and Restated Credit Agreement increased. As of March 31, 2016, there was $327 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $922 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. As of April 29, 2016, we had $300 million of outstanding borrowings on the revolving credit facility and had approximately $950 million of unused borrowing capacity under the Amended and Restated Credit Agreement.
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
During the three months ended March 31, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of March 31, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
We had a working capital excess of $48 million and $106 million as of March 31, 2016 and December 31, 2015, respectively. The change in working capital is primarily attributable to changes in unrealized gains on our derivative instruments, and the factors described above. We had net derivative working capital of $43 million as of March 31, 2016 as compared to $87 million as of December 31, 2015. We expect that our future working capital requirements will be impacted by these same factors.
As of March 31, 2016, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2016	2015
	(Millions)
Net cash provided by operating activities	$188	$188
Net cash used in investing activities	$(18)	$(90)
Net cash used in financing activities	$(171)	$(90)
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Operating Activities — Net cash provided by operating activities remained constant in 2016 compared to 2015 primarily as a result of the following:
•$37 million increase in cash distributions from unconsolidated affiliates primarily due to increased earnings. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations";
•$19 million decrease in cash attributable to the timing of cash receipts and disbursements related to operations; and
•$18 million decrease in cash attributable to higher net income in 2016, after adjusting our net income for non-cash items.
Investing Activities — Net cash used in investing activities decreased $72 million in 2016 compared to 2015 primarily as a result of the following:
•$55 million decrease in capital expenditures attributable to the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, and the Grand Parkway gathering project which began construction in the first quarter of 2015 and was completed in the first quarter of 2016.

•$17 million decrease in cash contributions to our unconsolidated affiliates. In the first quarter of 2015, we primarily made contributions to the Keathley Canyon project at Discovery and to the expansion projects at our Sand Hills pipeline. In the first quarter of 2016, we primarily made contributions to the expansion projects at our Sand Hills pipeline and the construction of our Panola pipeline.

Financing Activities — Net cash used in financing activities increased $81 million in 2016 compared to 2015 primarily as a result of the following:

•$48 million decrease in net debt borrowings;

•$31 million decrease in proceeds from the issuance of common units to the public. We issued no common units to the public during the three months ended March 31, 2016 as compared to approximately 1 million common units that were issued during the three months ended March 31, 2015;

•$1 million increase in cash distributions to our limited and general partners primarily attributable to units issued during 2015; and

•$1 million increase in net distributions to noncontrolling interests primarily due to Collbran.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $30 million and $45 million, and approved expansion capital expenditures of between $75 million and $150 million, for the year ending December 31, 2016. Expansion capital expenditures include the expansion of the Sand Hills Pipeline, expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows and the completion of the construction of the Grand Parkway gathering project.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$2	$8	$10	$7	$58	$65
Noncontrolling interest portion and reimbursable projects (a)	—	—	—	—	—	—
Total	$2	$8	$10	$7	$58	$65

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $8 million and $25 million during the three months ended March 31, 2016 and 2015, respectively, to fund our share of capital expansion projects.

We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon internal and external financing sources, to fund our acquisition and capital expenditures.
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Amended and Restated Credit Agreement, the issuance of additional partnership units and the issuance of long-term debt.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $121 million and $120 million during the three months ended March 31, 2016 and 2015, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 10. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”
Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of March 31, 2016, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,344	$80	$648	$775	$1,841
Operating lease obligations (b)	87	18	31	22	16
Purchase obligations (c)	34	29	2	—	3
Other long-term liabilities (d)	38	—	1	4	33
Total	$3,503	$127	$682	$801	$1,893

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $80 million, $148 million, $123 million, and $591 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business, and natural gas storage in our Northern Louisiana system and a firm transportation commitment within our Natural Gas Services business.

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of March 31, 2016. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $30 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $4 million of gas purchase liability, $3 million of right of way liability and $1 million of environmental reserves recognized in the March 31, 2016 condensed consolidated balance sheet. In addition, $8 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

As of March 31, 2016, we have no items that were classified as off-balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Our positions as of April 29, 2016 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions		Reference Price	Price Range
April 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(c)	NYMEX Final Settlement Price (b)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(c)	NYMEX Final Settlement Price (b)	$4.17 - $4.27/MMBtu
April 2016 — December 2016	Crude Oil	(4,000) Bbls/d	(d)	Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	Affiliate volumes.

(d)	Third party volumes.
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

We estimate the following non-cash sensitivities for 2016 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(Millions)
Natural gas prices	$0.10	MMBtu	$—
Crude oil prices	$1.00	Barrel	$1
NGL prices	$0.01	Gallon	$—
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations as of March 31, 2016:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

March 31, 2016	Natural Gas	11,508,136 MMBtu	$22	$1.87/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

April 2016-January 2017	Natural Gas	(32,760,000) MMBtu	$2	$1.66 - $2.88/MMBtu
April 2016-January 2017	Natural Gas	21,270,000 MMBtu	$—	$1.64 - $3.11/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 17 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 12 in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described below and in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.1	*+
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Midstream Partners, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Dated: May 5, 2016	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 5, 2016	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	*
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

10.1	*+
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

12.1		Computation of Ratio of Earnings to Fixed Charges.
31.10		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three months ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.