Form 10-Q
period 2016-06-30
DCP Midstream Partners, LP
filed 2016-08-04
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 29, 2016, there were outstanding 114,742,948 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

•	volatility in the price of our common units;

•	our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;

•	general economic, market and business conditions;

•	our ability to continue the safe and reliable operation of our assets;

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	53	73
Affiliates	86	81
Inventories	29	43
Unrealized gains on derivative instruments	29	105
Assets held for sale	118	—
Other	3	2
Total current assets	319	306
Property, plant and equipment, net	3,302	3,476
Goodwill	72	72
Intangible assets, net	108	112
Investments in unconsolidated affiliates	1,481	1,493
Unrealized gains on derivative instruments	5	9
Other long-term assets	15	9
Total assets	$5,302	$5,477
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$83	$98
Affiliates	19	19
Unrealized losses on derivative instruments	20	18
Accrued interest	19	19
Accrued taxes	23	12
Liabilities held for sale	3	—
Other	45	34
Total current liabilities	212	200
Long-term debt	2,367	2,424
Unrealized losses on derivative instruments	—	1
Other long-term liabilities	45	47
Total liabilities	2,624	2,672
Commitments and contingent liabilities
Equity:
Limited partners (114,742,948 and 114,742,948 common units issued and outstanding, respectively)	2,637	2,762
General partner	18	18
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	2,647	2,772
Noncontrolling interests	31	33
Total equity	2,678	2,805
Total liabilities and equity	$5,302	$5,477
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$73	$108	$178	$297
Sales of natural gas, propane, NGLs and condensate to affiliates	191	244	353	525
Transportation, processing and other	62	59	123	115
Transportation, processing and other to affiliates	42	25	84	48
Losses from commodity derivative activity, net	(8)	(5)	(4)	—
(Losses) gains from commodity derivative activity, net — affiliates	(12)	(1)	(7)	13
Total operating revenues	348	430	727	998
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	210	277	418	644
Purchases of natural gas, propane and NGLs from affiliates	21	29	44	64
Operating and maintenance expense	45	51	93	98
Depreciation and amortization expense	30	29	62	58
General and administrative expense	3	3	5	6
General and administrative expense — affiliates	18	19	37	37
Goodwill impairment	—	49	—	49
Other expense, net	3	1	3	1
Total operating costs and expenses	330	458	662	957
Operating income (loss)	18	(28)	65	41
Interest expense	(24)	(22)	(48)	(44)
Earnings from unconsolidated affiliates	53	44	102	67
Income (loss) before income taxes	47	(6)	119	64
Income tax (expense) benefit	(1)	4	(1)	3
Net income (loss)	46	(2)	118	67
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income (loss) attributable to partners	45	(2)	117	67
General partner’s interest in net income	(31)	(31)	(62)	(62)
Net income (loss) allocable to limited partners	$14	$(33)	$55	$5
Net income (loss) per limited partner unit — basic and diluted	$0.12	$(0.29)	$0.48	$0.04
Weighted-average limited partner units outstanding — basic and diluted	114.7	114.7	114.7	114.5
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Net income (loss)	$46	$(2)	$118	$67
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	1
Total other comprehensive income	—	—	—	1
Total comprehensive income (loss)	46	(2)	118	68
Total comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Total comprehensive income (loss) attributable to partners	$45	$(2)	$117	$68
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income	$118	$67
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62	58
Earnings from unconsolidated affiliates	(102)	(67)
Distributions from unconsolidated affiliates	127	87
Net unrealized losses on derivative instruments	82	98
Goodwill impairment	—	49
Other, net	7	2
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	13	102
Inventories	12	24
Accounts payable	(12)	(86)
Other current assets and liabilities	13	12
Other long-term assets and liabilities	—	4
Net cash provided by operating activities	320	350
INVESTING ACTIVITIES:
Capital expenditures	(17)	(194)
Investments in unconsolidated affiliates, net	(16)	(46)
Deposit from assets held for sale	16	—
Net cash used in investing activities	(17)	(240)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,052	450
Payments of long-term debt	(1,111)	(350)
Proceeds from issuance of common units, net of offering costs	—	31
Distributions to limited partners and general partner	(242)	(241)
Distributions to noncontrolling interests	(3)	(2)
Contributions from DCP Midstream, LLC	—	1
Net cash used in financing activities	(304)	(111)
Net change in cash and cash equivalents	(1)	(1)
Cash and cash equivalents, beginning of period	2	25
Cash and cash equivalents, end of period	$1	$24
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$2,762	$18	$(8)	$33	$2,805
Net income	55	62	—	1	118
Distributions to limited partners and general partner	(180)	(62)	—	—	(242)
Distributions to noncontrolling interests	—	—	—	(3)	(3)
Balance, June 30, 2016	$2,637	$18	$(8)	$31	$2,678
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
Three and Six Months Ended June 30, 2016 and 2015
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our condensed consolidated financial statements and related disclosures.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments. - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our condensed consolidated results of operations, cash flows and financial position.

3. Assets Held for Sale
In May 2016, we entered into a purchase and sale agreement with a third party to sell our 100% interest in our Northern Louisiana system, which primarily consisted of certain gas processing plants and gathering systems, within our Natural Gas Services segment, for approximately $160 million. This transaction closed on July 1, 2016 and we expect to record a gain of approximately $45 million in the third quarter of 2016, subject to customary purchase price adjustments.
The transaction had not closed as of June 30, 2016, and we continued to classify the underlying assets and liabilities as held for sale. As a result, the associated assets and liabilities of the Northern Louisiana system were reclassified to current assets and current liabilities, respectively, in the condensed consolidated balance sheet as of June 30, 2016.
The following table summarizes the classes of assets and liabilities designated as held for sale in the condensed consolidated balance sheet as of June 30, 2016:

June 30,
2016
(millions)
Assets held for sale:
Property, plant and equipment, net	$116
Inventories	2
Total reclassified to current assets	$118

Liabilities held for sale:
Other long-term liabilities	$3
Total reclassified to current liabilities	$3

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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Services Agreement	$18	$18	$36	$36
Other fees — DCP Midstream, LLC	—	1	1	1
Total — DCP Midstream, LLC	$18	$19	$37	$37
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of less than $1 million and $1 million for the three months ended June 30, 2016 and 2015 respectively and $1 million for each of the six months ended June 30, 2016, and 2015, respectively.

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

Spectra Energy

Commodity Transactions - We purchase natural gas and other NGL products from Spectra Energy. Management anticipates continuing to purchase and sell commodities and provide services to Spectra Energy in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$191	$244	$353	$525
Transportation, processing and other	$42	$25	$84	$48
Purchases of natural gas, propane and NGLs	$13	$17	$27	$42
(Losses) gains from commodity derivative activity, net	$(12)	$(1)	$(7)	$13
General and administrative expense	$18	$19	$37	$37
Spectra Energy:
Purchases of natural gas, propane and NGLs	$8	$12	$17	$22

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

 We had balances with affiliates as follows:

	June 30, 2016	December 31, 2015
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$86	$81
Accounts payable	$16	$15
Unrealized gains on derivative instruments — current	$10	$32
Unrealized gains on derivative instruments — long-term	$5	$9
Unrealized losses on derivative instruments — current	$20	$18
Unrealized losses on derivative instruments — long-term	$—	$1
Spectra Energy:
Accounts payable	$3	$4

5. Inventories
Inventories were as follows:

	June 30, 2016	December 31, 2015
	(Millions)
Natural gas	$21	$29
NGLs	8	14
Total inventories	$29	$43
We recognize the lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended June 30, 2016 and $1 million during the three months ended June 30, 2015. We recognized $3 million and $5 million in lower of cost or market adjustments during the six months ended June 30, 2016, and 2015 respectively.

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2016	December 31, 2015
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,045	$2,337
Processing, storage, and terminal facilities	35 — 60 Years	2,333	2,327
Other	3 — 30 Years	60	64
Construction work in progress		79	122
Property, plant and equipment		4,517	4,850
Accumulated depreciation		(1,215)	(1,374)
Property, plant and equipment, net		$3,302	$3,476
Interest capitalized on construction projects was less than $1 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and less than $1 million and $5 million for the six months ended June 30, 2016, and 2015, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

Depreciation expense was $27 million for each of the three months ended June 30, 2016 and 2015, respectively, $57 million and $53 million for the six months ended June 30, 2016 and 2015, respectively.
In May 2016, the net carrying values of property, plant and equipment attributable to the Northern Louisiana system were reclassified to current assets as discussed in Note 3, Assets Held for Sale. As a result, we ceased depreciation of the underlying historical costs in May 2016. For both the three and six months ended June 30, 2016, we recognized $2 million in depreciation expense associated with these assets held for sale.

7. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2016	December 31, 2015
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$448	$441
Discovery Producer Services LLC	40%	392	406
DCP Southern Hills Pipeline, LLC	33.33%	318	318
Front Range Pipeline LLC	33.33%	169	170
Texas Express Pipeline LLC	10%	94	96
Mont Belvieu Enterprise Fractionator	12.5%	22	25
Panola Pipeline Company, LLC	15%	23	19
Mont Belvieu 1 Fractionator	20%	10	11
Other	Various	5	7
Total investments in unconsolidated affiliates		$1,481	$1,493
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Discovery Producer Services LLC	$16	$16	$31	$14
DCP Sand Hills Pipeline, LLC	17	14	31	25
DCP Southern Hills Pipeline, LLC	6	4	13	7
Front Range Pipeline LLC	4	3	9	7
Mont Belvieu Enterprise Fractionator	4	4	8	8
Mont Belvieu 1 Fractionator	3	2	5	3
Texas Express Pipeline LLC	2	1	4	3
Panola Pipeline Company, LLC	1	—	1	—
Total earnings from unconsolidated affiliates	$53	$44	$102	$67

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Statements of operations (a):
Operating revenue	$323	$300	$631	$533
Operating expenses	$130	$145	$258	$274
Net income	$192	$155	$370	$258

	June 30, 2016	December 31, 2015
	(Millions)
Balance sheets (a):
Current assets	$193	$182
Long-term assets	5,298	5,200
Current liabilities	(161)	(170)
Long-term liabilities	(211)	(216)
Net assets	$5,119	$4,996
(a) In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016. As a result, activity related to Panola is included in the tables above as of and for the three and six months ended June 30, 2016.

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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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
Valuation Hierarchy
Our fair value measurements are grouped into a three-level valuation hierarchy and are categorized in their entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.

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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment, goodwill, and other long-lived intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of June 30, 2016 and December 31, 2015, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$29	$—	$29	$—	$83	$22	$105
Short-term investments (b)	$—	$—	$—	$—	$2	$—	$—	$2
Long-term assets:
Commodity derivatives (c)	$—	$5	$—	$5	$—	$9	$—	$9
Current liabilities:
Commodity derivatives (d)	$—	$(20)	$—	$(20)	$—	$(18)	$—	$(18)
Long-term liabilities:
Commodity derivatives (e)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three and six months ended June 30, 2016 and 2015, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended June 30, 2016 (a):
Beginning balance	$—	$—	$—	$—
Net unrealized losses included in earnings (b)	—	—	—	—
Settlements	—	—	—	—
Ending balance	$—	$—	$—	$—
Net unrealized losses on derivatives still held included in earnings (b)	$—	$—	$—	$—
Three months ended June 30, 2015 (a):
Beginning balance	$118	$—	$—	$—
Net unrealized losses included in earnings (b)	(1)	—	—	—
Settlements	(34)	—	—	—
Ending balance	$83	$—	$—	$—
Net unrealized losses on derivatives still held included in earnings (b)	$(1)	$—	$—	$—

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Six months ended June 30, 2016 (a):
Beginning balance	$22	$—	$—	$—
Settlements	(22)	—	—	—
Ending balance	$—	$—	$—	$—
Six months ended June 30, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	19	(18)	—	—
Settlements	(74)	—	—	—
Ending balance	$83	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$19	$(18)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the three and six months ended June 30, 2016 and 2015.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.

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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2016 and December 31, 2015, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Senior Notes	$2,064	$1,941	$2,063	$1,650
Amended and Restated Credit Agreement	$316	$316	$375	$375
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

9. Debt

	June 30, 2016	December 31, 2015
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.74% and 1.57%, as of June 30, 2016 and December 31, 2015, respectively, due May 1, 2019	$316	$375
Debt Securities
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized issuance costs	(13)	(14)
Unamortized discount	(11)	(12)
Total long-term debt	$2,367	$2,424
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
As of June 30, 2016, we had unused borrowing capacity of $933 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for working capital and other general partnership purposes. Our borrowing capacity may be limited by financial covenants set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2017	$500
2018	—
2019	641
2020	—
2021	—
Thereafter	1,250
2,391
Unamortized issuance costs	(13)
Unamortized discount	(11)
Total	$2,367

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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of June 30, 2016.

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
The balance in AOCI of our previously settled interest rate swap cash flow hedges was in a loss position of $3 million as of June 30, 2016.
Contingent Credit Features
Each of the above risks is managed through the execution of individual contracts with a variety of counterparties. Certain of our derivative contracts may contain credit-risk related contingent provisions that may require us to take certain actions in certain circumstances.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of June 30, 2016, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2016, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2016, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
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

	June 30, 2016			December 31, 2015
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$34	$(15)	$19	$114	$(19)	$95
Liabilities:
Commodity derivatives	$(20)	$15	$(5)	$(19)	$19	$—

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2016 and December 31, 2015.

Balance Sheet Line Item	June 30, 2016	December 31, 2015	Balance Sheet Line Item	June 30, 2016	December 31, 2015
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$29	$105	Unrealized losses on derivative instruments — current	$(20)	$(18)
Unrealized gains on derivative instruments — long-term	5	9	Unrealized losses on derivative instruments — long-term	—	(1)
Total	$34	$114	Total	$(20)	$(19)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)

(a)	Relates to Discovery, an unconsolidated affiliate.

For the three and six months ended June 30, 2016, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2016, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Third party:
Realized gains	$11	$46	$51	$53
Unrealized losses	(19)	(51)	(55)	(53)
Losses from commodity derivative activity, net	$(8)	$(5)	$(4)	$—
Affiliates:
Realized gains	$6	$3	$20	$57
Unrealized losses	(18)	(4)	(27)	(44)
(Losses) gains from commodity derivative activity, net —affiliates	$(12)	$(1)	$(7)	$13

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

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

	June 30, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) long Position (Bbls)	Net Long Position (MMBtu)
2016	(736,000)	(3,940,000)	(150,000)	1,522,500
2017	—	(15,917,500)	15,000	1,800,000

	June 30, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2015	(559,912)	(13,985,860)	(2,790,912)	980,000
2016	(1,408,672)	(7,823,564)	(813,267)	1,690,000
2017	—	(6,387,500)	—	—
11. Partnership Equity and Distributions
During the six months ended June 30, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of June 30, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
During the six months ended June 30, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million.
The following table presents our cash distributions paid in 2016 and 2015:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 13, 2016	$0.7800	$121
February 12, 2016	$0.7800	$121
November 13, 2015	$0.7800	$120
August 14, 2015	$0.7800	$121
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
12. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under our Long-Term Incentive Plan. The dilutive effect of unit-based awards was 940 and 10,355 equivalent units during the three months ended June 30, 2016 and 2015, respectively, and 1,272 and 10,960 equivalent units during the six months ended June 30, 2016, and 2015 respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

The following tables set forth our segment information:

Three Months Ended June 30, 2016

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$302	$21	$25	$—	$348
Gross margin (a)	$91	$21	$5	$—	$117
Operating and maintenance expense	(39)	(5)	(1)	—	(45)
Depreciation and amortization expense	(28)	(2)	—	—	(30)
General and administrative expense	—	—	—	(21)	(21)
Other expense	(3)	—	—	—	(3)
Earnings from unconsolidated affiliates	16	37	—	—	53
Interest expense	—	—	—	(24)	(24)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$37	$51	$4	$(46)	$46
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$36	$51	$4	$(46)	$45
Non-cash derivative mark-to-market (b)	$(36)	$—	$(1)	$—	$(37)

Three Months Ended June 30, 2015

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$380	$21	$29	$—	$430
Gross margin (a)	$97	$21	$6	$—	$124
Operating and maintenance expense	(43)	(6)	(2)	—	(51)
Depreciation and amortization expense	(27)	(2)	—	—	(29)
General and administrative expense	—	—	—	(22)	(22)
Goodwill impairment	(49)	—	—	—	(49)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	16	28	—	—	44
Interest expense	—	—	—	(22)	(22)
Income tax benefit	—	—	—	4	4
Net (loss) income	$(7)	$41	$4	$(40)	$(2)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to partners	$(7)	$41	$4	$(40)	$(2)
Non-cash derivative mark-to-market (b)	$(55)	$—	$—	$—	$(55)
Non-cash lower of cost or market adjustments	$—	$—	$1	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

Six Months Ended June 30, 2016:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$607	$42	$78	$—	$727
Gross margin (a)	$202	$42	$21	$—	$265
Operating and maintenance expense	(79)	(10)	(4)	—	(93)
Depreciation and amortization expense	(57)	(4)	(1)	—	(62)
General and administrative expense	—	—	—	(42)	(42)
Other expense	(3)	—	—	—	(3)
Earnings from unconsolidated affiliates	31	71	—	—	102
Interest expense	—	—	—	(48)	(48)
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$94	$99	$16	$(91)	$118
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$93	$99	$16	$(91)	$117
Non-cash derivative mark-to-market (b)	$(81)	$—	$(1)	$—	$(82)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$14	$2	$1	$—	$17
Investments in unconsolidated affiliates, net	$—	$16	$—	$—	$16

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

Six Months Ended June 30, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$820	$39	$139	$—	$998
Gross margin (a)	$216	$39	$35	$—	$290
Operating and maintenance expense	(83)	(10)	(5)	—	(98)
Depreciation and amortization expense	(53)	(4)	(1)	—	(58)
General and administrative expense	—	—	—	(43)	(43)
Goodwill impairment	(49)	—	—	—	(49)
Other expense	(1)	—	—	—	(1)
Earnings from unconsolidated affiliates	14	53	—	—	67
Interest expense	—	—	—	(44)	(44)
Income tax benefit	—	—	—	3	3
Net income (loss)	$44	$78	$29	$(84)	$67
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$44	$78	$29	$(84)	$67
Non-cash derivative mark-to-market (b)	$(100)	$—	$3	$(1)	$(98)
Non-cash lower of cost or market adjustments	$3	$—	$2	$—	$5
Capital expenditures	$170	$21	$3	$—	$194
Investments in unconsolidated affiliates, net	$12	$34	$—	$—	$46

	June 30,	December 31,
	2016	2015
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,177	$4,362
NGL Logistics	674	679
Wholesale Propane Logistics	119	120
Other (c)	13	10
Total long-term assets	4,983	5,171
Current assets	319	306
Total assets	$5,302	$5,477

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

15. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2016	2015
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$42	$41
Cash paid for income taxes, net of income tax refunds	$2	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$2	$33
Other non-cash changes in property, plant and equipment	$(8)	$(1)
Property, plant and equipment reclassified to assets held for sale, net of accumulated depreciation	$(116)	$—

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	139	—	139
Inventories	—	—	29	—	29
Assets held for sale	—	—	118	—	118
Other	—	—	32	—	32
Total current assets	—	—	319	—	319
Property, plant and equipment, net	—	—	3,302	—	3,302
Goodwill and intangible assets, net	—	—	180	—	180
Advances receivable — consolidated subsidiaries	1,917	1,920	—	(3,837)	—
Investments in consolidated subsidiaries	730	1,196	—	(1,926)	—
Investments in unconsolidated affiliates	—	—	1,481	—	1,481
Other long-term assets	—	—	20	—	20
Total assets	$2,647	$3,116	$5,302	$(5,763)	$5,302
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$19	$190	$—	$209
Liabilities held for sale	—	—	3	—	3
Advances payable — consolidated subsidiaries	—	—	3,837	(3,837)	—
Long-term debt	—	2,367	—	—	2,367
Other long-term liabilities	—	—	45	—	45
Total liabilities	—	2,386	4,075	(3,837)	2,624
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,647	733	1,201	(1,926)	2,655
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,647	730	1,196	(1,926)	2,647
Noncontrolling interests	—	—	31	—	31
Total equity	2,647	730	1,227	(1,926)	2,678
Total liabilities and equity	$2,647	$3,116	$5,302	$(5,763)	$5,302

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$264	$—	$264
Transportation, processing and other	—	—	104	—	104
Gains from commodity derivative activity, net	—	—	(20)	—	(20)
Total operating revenues	—	—	348	—	348
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	231	—	231
Operating and maintenance expense	—	—	45	—	45
Depreciation and amortization expense	—	—	30	—	30
General and administrative expense	—	—	21	—	21
Other expense	—	—	3	—	3
Total operating costs and expenses	—	—	330	—	330
Operating income	—	—	18	—	18
Interest expense, net	—	(24)	—	—	(24)
Income from consolidated subsidiaries	45	69	—	(114)	—
Earnings from unconsolidated affiliates	—	—	53	—	53
Income before income taxes	45	45	71	(114)	47
Income tax expense	—	—	(1)	—	(1)
Net income	45	45	70	(114)	46
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$45	$45	$69	$(114)	$45

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$45	$45	$70	$(114)	$46
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	45	45	70	(114)	46
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$45	$45	$69	$(114)	$45

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$352	$—	$352
Transportation, processing and other	—	—	84	—	84
Gains from commodity derivative activity, net	—	—	(6)	—	(6)
Total operating revenues	—	—	430	—	430
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	306	—	306
Operating and maintenance expense	—	—	51	—	51
Depreciation and amortization expense	—	—	29	—	29
General and administrative expense	—	—	22	—	22
Goodwill impairment	—	—	49	—	49
Other expense	—	—	1	—	1
Total operating costs and expenses	—	—	458	—	458
Operating income	—	—	(28)	—	(28)
Interest expense, net	—	(22)	—	—	(22)
Income from consolidated subsidiaries	(2)	20	—	(18)	—
Earnings from unconsolidated affiliates	—	—	44	—	44
Income (loss) before income taxes	(2)	(2)	16	(18)	(6)
Income tax expense	—	—	4	—	4
Net income (loss)	(2)	(2)	20	(18)	(2)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$(2)	$(2)	$20	$(18)	$(2)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income (loss)	$(2)	$(2)	$20	$(18)	$(2)
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income (loss)	(2)	(2)	20	(18)	(2)
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss) attributable to partners	$(2)	$(2)	$20	$(18)	$(2)

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$531	$—	$531
Transportation, processing and other	—	—	207	—	207
Gains from commodity derivative activity, net	—	—	(11)	—	(11)
Total operating revenues	—	—	727	—	727
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	462	—	462
Operating and maintenance expense	—	—	93	—	93
Depreciation and amortization expense	—	—	62	—	62
General and administrative expense	—	—	42	—	42
Other expense	—	—	3	—	3
Total operating costs and expenses	—	—	662	—	662
Operating income	—	—	65	—	65
Interest expense	—	(48)	—	—	(48)
Income from consolidated subsidiaries	117	165	—	(282)	—
Earnings from unconsolidated affiliates	—	—	102	—	102
Income before income taxes	117	117	167	(282)	119
Income tax expense	—	—	(1)	—	(1)
Net income	117	117	166	(282)	118
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$117	$117	$165	$(282)	$117

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$117	$117	$166	$(282)	$118
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	117	117	166	(282)	118
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$117	$117	$165	$(282)	$117

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$67	$67	$111	$(178)	$67
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	68	68	111	(179)	68
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$68	$68	$111	$(179)	$68

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(44)	$364	$—	$320
INVESTING ACTIVITIES:
Intercompany transfers	242	103	—	(345)	—
Capital expenditures	—	—	(17)	—	(17)
Investments in unconsolidated affiliates	—	—	(16)	—	(16)
Deposits from sales of assets	—	—	16	—	16
Net cash provided by (used in) investing activities	242	103	(17)	(345)	(17)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(345)	345	—
Proceeds from long-term debt	—	1,052	—	—	1,052
Payments of long-term debt	—	(1,111)	—	—	(1,111)
Distributions to limited partners and general partner	(242)	—	—	—	(242)
Distributions to noncontrolling interests	—	—	(3)	—	(3)
Net cash (used in) provided by financing activities	(242)	(59)	(348)	345	(304)
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	—	—	2	—	2
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2016 and 2015 - (Continued)
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

17. Subsequent Events
On July 26, 2016, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution is payable on August 12, 2016 to unitholders of record on August 5, 2016.
The sale of our Northern Louisiana system closed on July 1, 2016. See Note 3 - Assets Held for Sale.

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
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 698 on December 31, 2015 to 430 on July 1, 2016 (Source: Baker Hughes). This decreased drilling activity has caused us to target our strategy in geographic areas where we expect producer activity to continue in the current commodity price environment.
A sustained decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. Although we have seen a number of recent bankruptcies by producers, we believe our contract structure with our producers protects us from a credit perspective since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, approximately half are investment grade and half are not investment grade. Despite current weakness, our long-term view is that commodity prices will be at levels that we believe will support growth in natural gas, condensate and NGL production. We believe that future commodity prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
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

•
On February 1, 2016, we began to participate in earnings for our 15% interest in the Panola intrastate NGL pipeline which is currently undergoing an expansion that is expected to be completed in the third quarter of 2016.

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
We announced a quarterly distribution of $0.78 per unit for the second quarter of 2016. This distribution remains unchanged from the previous quarter and the second quarter of 2015.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2016 plan includes maintenance capital expenditures of between $30 million and $45 million, and approved expansion capital expenditures between $75 million and $150 million, for the year ending December 31, 2016. For the six months ended June 30, 2016 our actual maintenance capital expenditures were $3 million, which were lower than our 2016 plan on an annualized basis. Expansion capital expenditures include the expansion of the Sand Hills pipeline, expansion of the Panola pipeline, which will be shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows and the completion of the construction of the Grand Parkway gathering project.
For an in-depth discussion of factors that may significantly affect our results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2016 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three and six months ended June 30, 2016, and 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2016 vs. 2015		Variance Six Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (a):
Natural Gas Services	$302	$380	$607	$820	$(78)	(21)%	$(213)	(26)%
NGL Logistics	21	21	42	39	—	—%	3	8%
Wholesale Propane Logistics	25	29	78	139	(4)	(14)%	(61)	(44)%
Total operating revenues	348	430	727	998	(82)	(19)%	(271)	(27)%
Purchases:
Natural Gas Services	(211)	(283)	(405)	(604)	(72)	(25)%	(199)	(33)%
Wholesale Propane Logistics	(20)	(23)	(57)	(104)	(3)	(13)%	(47)	(45)%
Total purchases	(231)	(306)	(462)	(708)	(75)	(25)%	(246)	(35)%
Operating and maintenance expense	(45)	(51)	(93)	(98)	(6)	(12)%	(5)	(5)%
Depreciation and amortization expense	(30)	(29)	(62)	(58)	1	3%	4	7%
General and administrative expense	(21)	(22)	(42)	(43)	(1)	(5)%	(1)	(2)%
Goodwill impairment	—	(49)	—	(49)	(49)	(100)%	(49)	(100)%
Other expense	(3)	(1)	(3)	(1)	2	200%	2	200%
Earnings from unconsolidated affiliates (b)	53	44	102	67	9	20%	35	52%
Interest expense	(24)	(22)	(48)	(44)	2	9%	4	9%
Income tax (expense) benefit	(1)	4	(1)	3	(5)	*	(4)	*
Net income attributable to noncontrolling interests	(1)	—	(1)	—	1	100%	1	100%
Net income (loss) attributable to partners	$45	$(2)	$117	$67	$47	*	$50	75%
Other data:
Gross margin (c):
Natural Gas Services	$91	$97	$202	$216	$(6)	(6)%	$(14)	(6)%
NGL Logistics	21	21	42	39	$—	—%	$3	8%
Wholesale Propane Logistics	5	6	21	35	$(1)	(17)%	$(14)	(40)%
Total gross margin	$117	$124	$265	$290	$(7)	(6)%	$(25)	(9)%
Non-cash commodity derivative mark-to-market	$(37)	$(55)	$(82)	$(97)	$(18)	(33)%	$(15)	(15)%
Natural gas throughput (MMcf/d) (d)	2,640	2,679	2,683	2,655	(39)	(1)%	28	1%
NGL gross production (Bbls/d) (d)	169,983	156,840	165,147	153,932	13,143	8%	11,215	7%
NGL pipelines throughput (Bbls/d) (d)	295,520	255,810	288,366	254,001	39,710	16%	34,365	14%
NGL fractionator throughput (Bbls/d) (d)	57,909	56,043	59,334	54,018	1,866	3%	5,316	10%
Propane sales volume (Bbls/d)	9,897	10,420	15,351	20,517	(523)	(5)%	(5,166)	(25)%
_________________
* Percentage change is not meaningful.

(a)	Operating revenues include the impact of commodity derivative activity.

(b)
Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(c)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including commodity derivative activity, less commodity purchases for that segment. Please read “Reconciliation of Non-GAAP Measures”.

(d)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three months ended June 30, 2016 vs. Three months ended June 30, 2015

Total Operating Revenues — Total operating revenues decreased $82 million in 2016 compared to 2015 primarily as a result of the following:

•
$78 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, lower prices and volumes at our natural gas storage and pipeline assets and unfavorable commodity derivative activity, partially offset by growth in our DJ Basin system; and

•	$4 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane prices and volumes.
Total Purchases — Total purchases decreased $75 million in 2016 compared to 2015 primarily as a result of the following:

•
Purchases of natural gas and NGLs decreased $72 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, which impact both sales and purchases; and

•	Purchases of propane decreased in 2016 compared to 2015 primarily due to lower propane prices which impact both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies and other cost savings initiatives.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment and increased volumes on our Sand Hills, Southern Hills and Front Range pipelines in our NGL Logistics segment.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons set forth above.
Gross Margin — Gross margin decreased $7 million in 2016 compared to 2015 primarily due to a $6 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, unfavorable commodity derivative activity and lower gas and NGL volumes on our Eagle Ford and East Texas systems, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015.

Six months ended June 30, 2016 vs. Six months ended June 30, 2015

Total Operating Revenues — Total operating revenues decreased $271 million in 2016 compared to 2015 primarily as a result of the following:

•
$213 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, lower prices and volumes at our natural gas storage and pipeline assets and unfavorable commodity derivative activity, partially offset by growth in our DJ Basin system; and

•	$61 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane volumes and prices.
Total Purchases — Total purchases decreased $246 million in 2016 compared to 2015 primarily as a result of the following:

•
Purchases of natural gas and NGLs decreased $199 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, and decreased volumes at our natural gas storage and pipeline assets, which impact both sales and purchases; and

•
Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies and other cost savings initiatives.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment and increased volumes on our Sand Hills, Southern Hills and Front Range pipelines in our NGL Logistics segment.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons set forth above.
Gross Margin — Gross margin decreased $25 million in 2016 compared to 2015 primarily as a result of the following:

•
$14 million decrease for our Natural Gas Services segment primarily related to lower commodity prices, unfavorable commodity derivative activity and lower gas and NGL volumes on our Eagle Ford and East Texas systems, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015; and

•
$14 million decrease for our Wholesale Propane Logistics segment primarily due to lower volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015.

Results of Operations — Natural Gas Services Segment

Operating Data
	Three Months Ended June 30, 2016 (a)		Six Months Ended June 30, 2016 (a)
System	Natural Gas Throughput (MMcf/d)	NGL Production (Bbls/d)	Natural Gas Throughput (MMcf/d)	NGL Production (Bbls/d)
Eagle Ford	808	75,342	841	73,322
East Texas	506	24,855	508	24,632
DJ Basin	401	48,173	388	45,901
Discovery (b)	216	7,717	217	7,311
Other	709	13,896	729	13,981
Total	2,640	169,983	2,683	165,147

(a)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2016 vs. 2015		Variance Six Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$242	$326	$459	$689	$(84)	(26)%	$(230)	(33)%
Transportation, processing and other	79	60	158	118	19	32%	40	34%
(Losses) gains from commodity derivative activity	(19)	(6)	(10)	13	(13)	(217)%	(23)	(177)%
Total operating revenues	302	380	607	820	(78)	(21)%	(213)	(26)%
Purchases of natural gas and NGLs	(211)	(283)	(405)	(604)	(72)	(25)%	(199)	(33)%
Operating and maintenance expense	(39)	(43)	(79)	(83)	(4)	(9)%	(4)	(5)%
Depreciation and amortization expense	(28)	(27)	(57)	(53)	1	4%	4	8%
Goodwill impairment	—	(49)	—	(49)	(49)	(100)%	(49)	(100)%
Other expense	(3)	(1)	(3)	(1)	2	200%	2	200%
Earnings from unconsolidated affiliates (a)	16	16	31	14	—	—%	17	121%
Segment net income (loss)	37	(7)	94	44	44	*	50	114%
Segment net income attributable to noncontrolling interests	(1)	—	(1)	—	1	100%	1	100%
Segment net income (loss) attributable to partners	$36	$(7)	$93	$44	$43	*	$49	111%
Other data:
Segment gross margin (b)	$91	$97	$202	$216	$(6)	(6)%	$(14)	(6)%
Non-cash commodity derivative mark-to-market	$(36)	$(55)	$(81)	$(100)	$19	35%	$19	19%
Natural gas throughput (MMcf/d) (c)	2,640	2,679	2,683	2,655	(39)	(1)%	28	1%
NGL gross production (Bbls/d) (c)	169,983	156,840	165,147	153,932	13,143	8%	11,215	7%
_________________
* Percentage change is not meaningful.

(a)
Includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Total Operating Revenues — Total operating revenues decreased $78 million in 2016 compared to 2015, primarily as a result of the following:

•	$38 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•	$36 million decrease attributable to lower gas and NGL sales volumes, primarily related to production declines in our Eagle Ford and East Texas systems, which impact both sales and purchases;

•
$13 million decrease as a result of commodity derivative activity attributable to a $32 million decrease in realized cash settlement gains in 2016, partially offset by a decrease in unrealized commodity derivative losses of $19 million due to movements in forward prices of commodities. Both cash settlements gains and unrealized commodity derivative losses were significantly impacted by the expiration of a substantial portion of our direct commodity hedges at the end of the first quarter of 2016; and

•	$11 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;
These decreases were partially offset by:

•
$19 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015 and Grand Parkway placed into service in January 2016.

•
$1 million increase attributable to increased volumes related to our natural gas storage and pipeline assets at our Northern Louisiana system partially offset by decreased volumes at our Southeast Texas system which impacts both purchases and sales.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $72 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, which impact both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies and other cost savings initiatives.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2016 compared to 2015 primarily as a result of growth in our business including the completion of the Lucerne 2 plant in our DJ Basin system.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons set forth above.
Segment Gross Margin — Segment gross margin decreased $6 million in 2016 compared to 2015, primarily as a result of the following:

•	$13 million decrease as a result of commodity derivative activity as discussed above;

•	$9 million decrease as a result of lower commodity prices; and

•	$3 million decrease as a result of production declines in our Eagle Ford, East Texas and Southeast Texas systems.
These decreases were partially offset by:

•
$19 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016.

Natural Gas Throughput — Natural gas throughput decreased in 2016 compared to 2015 primarily as a result of (i) lower volumes at our Eagle Ford and East Texas systems and (ii) producer downtime at Discovery, partially offset by the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015.

NGL Gross Production — NGL production increased in 2016 compared to 2015 primarily as a result of the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015, partially offset by lower volumes at our Eagle Ford and East Texas systems.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Total Operating Revenues — Total operating revenues decreased $213 million in 2016 compared to 2015, primarily as a result of the following:

•	$114 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•	$82 million decrease attributable to lower gas and NGL sales volumes, primarily related to production declines in our Eagle Ford and East Texas systems, which impact both sales and purchases;

•	$27 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas and Northern Louisiana systems;

•
$23 million decrease as a result of commodity derivative activity attributable to a $42 million decrease in realized cash settlement gains in 2016, partially offset by a decrease in unrealized commodity derivative losses of $19 million due to movements in forward prices of commodities. Both cash settlements gains and unrealized commodity derivative losses were significantly impacted by the expiration of a substantial portion of our direct commodity hedges at the end of the first quarter of 2016; and

•
$7 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas system partially offset by increased volumes at our Northern Louisiana system which impacts both purchases and sales.

These decreases were partially offset by:

•
$40 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $199 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, and decreased volumes at our natural gas storage and pipeline assets, which impact both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies and other cost savings initiatives.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2016 compared to 2015 primarily as a result of growth in our business including the completion of the Lucerne 2 plant in our DJ Basin system.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons set forth above.
Segment Gross Margin — Segment gross margin decreased $14 million in 2016 compared to 2015, primarily as a result of the following:

•	$24 million decrease as a result of lower commodity prices;

•	$23 million decrease as a result of commodity derivative activity as discussed above; and

•	$7 million decrease as a result of lower gas and NGL volumes primarily related to our Eagle Ford, East Texas and Southeast systems.

These decreases were partially offset by:

•
$40 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016.

Natural Gas Throughput — Natural gas throughput remained flat reflecting higher volumes primarily from (i) the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015 and (ii) completion and ramp-up of the Keathley Canyon project at Discovery which commenced operations in February 2015, which were partially offset by lower volumes at our Eagle Ford and East Texas systems.
NGL Gross Production — NGL production increased in 2016 compared to 2015 primarily as a result of the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015, partially offset by lower volumes at our Eagle Ford and East Texas systems.
Results of Operations — NGL Logistics Segment

Operating Data
	Three Months Ended June 30, 2016 (a)		Six Months Ended June 30, 2016 (a)
System	Pipeline Throughput (MBbls/d)	Fractionator Throughput (MBbls/d)	Pipeline Throughput (MBbls/d)	Fractionator Throughput (MBbls/d)
Sand Hills pipeline	82	—	76	—
Southern Hills pipeline	33	—	33	—
Texas Express pipeline (b)	14	—	14	—
Wattenberg pipeline	21	—	20	—
Front Range pipeline (b)	34	—	33	—
Black Lake pipeline	52	—	55	—
Other pipelines (c)	60	—	57	—
Mont Belvieu Enterprise fractionator (b)	—	27	—	28
Mont Belvieu 1 fractionator (b)	—	20	—	20
DJ Basin fractionators	—	11	—	11
Total	296	58	288	59

(a)	Includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

(c)	Includes our 15% interest in Panola and our 100% interest in Seabreeze, and Wilbreeze NGL pipelines.

The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2016 vs. 2015		Variance Six Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	$21	$21	$42	$39	$—	—%	$3	8%
Total operating revenues	21	21	42	39	—	—%	3	8%
Operating and maintenance expense	(5)	(6)	(10)	(10)	(1)	(17)%	—	—%
Depreciation and amortization expense	(2)	(2)	(4)	(4)	—	—%	—	—%
Earnings from unconsolidated affiliates (a)	37	28	71	53	9	32%	18	34%
Segment net income attributable to partners	$51	$41	$99	$78	$10	24%	$21	27%
Other data:
Segment gross margin	$21	$21	$42	$39	$—	—%	$3	8%
NGL pipelines throughput (Bbls/d) (b)	295,520	255,810	288,366	254,001	39,710	16%	34,365	14%
NGL fractionator throughput (Bbls/d) (b)	57,909	56,043	59,334	54,018	1,866	3%	5,316	10%

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

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Operating and Maintenance Expense— Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of major maintenance at our NGL storage facility in 2015.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills, Sand Hills and Front Range due to growth in NGL production from new plants placed into service in 2015, higher throughput volumes on Panola commencing February 2016 and higher fractionated volumes at both of our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Sand Hills, Southern Hills, and Front Range, due to growth in NGL production from new plants placed into service in 2015, higher throughput volumes on Panola commencing February 2016, partially offset by decreased Black Lake short haul volumes.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Transportation, Processing and Other — Transportation processing and other increased in 2016 compared to 2015 as a result of new connections on certain of our NGL pipelines.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills, Sand Hills, and Front Range due to growth in NGL production from new plants placed into service in 2015, higher throughput volumes on Panola commencing February 2016 and higher fractionated volumes at both of our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher throughput volumes on Sand Hills, Southern Hills, Front Range, and Texas Express due to growth in NGL production from new plants placed into service in 2015, higher throughput volumes on Panola commencing February 2016 partially offset by decreased Black Lake short haul volumes.

NGL Fractionators Throughput — NGL fractionators throughput increased in 2016 compared to 2015 as a result of higher volumes due to maintenance at our Mont Belvieu fractionators in the first quarter of 2015.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2016 vs 2015		Variance Six Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$22	$26	$72	$133	$(4)	(15)%	$(61)	(46)%
Storage, transportation and other	4	3	7	6	1	33%	1	17%
Losses from commodity derivative activity	(1)	—	(1)	—	(1)	(100)%	(1)	(100)%
Total operating revenues	25	29	78	139	(4)	(14)%	(61)	(44)%
Purchases of propane	(20)	(23)	(57)	(104)	(3)	(13)%	(47)	(45)%
Operating and maintenance expense	(1)	(2)	(4)	(5)	(1)	(50)%	(1)	(20)%
Depreciation and amortization expense	—	—	(1)	(1)	—	—%	—	—%
Segment net income attributable to partners	$4	$4	$16	$29	$—	—%	$(13)	(45)%
Other data:
Segment gross margin (a)	$5	$6	$21	$35	$(1)	(17)%	$(14)	(40)%
Non-cash commodity derivative mark-to-market	$(1)	$—	$(1)	$3	$(1)	(100)%	$(4)	*
Propane sales volume (Bbls/d)	9,897	10,420	15,351	20,517	(523)	(5)%	(5,166)	(25)%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures”.
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Total Operating Revenues — Total operating revenues decreased by $4 million in 2016 compared to 2015, primarily as a result of the following:

•	$2 million decrease attributable to lower propane prices which impact both sales and purchases;

•	$1 million decrease attributable to decreased volumes; and

•	$1 million decrease in commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $1 million due to movements in forward prices of commodities.

Purchases of Propane — Purchases of propane decreased in 2016 compared to 2015 primarily due to lower propane prices which impact both sales and purchases.
Net Income Attributable to Partners — Net income attributable to partners remained constant in 2016 compared to 2015 for the reasons set forth above.
Segment Gross Margin — Segment gross margin remained relatively flat in 2016 compared to 2015.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Total Operating Revenues — Total operating revenues decreased by $61 million in 2016 compared to 2015, primarily as a result of the following:

•	$35 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes"; and

•	$25 million decrease attributable to lower propane prices which impact both sales and purchases.

•
$1 million decrease as a result of commodity derivative activity attributable to a $3 million decrease in realized cash settlement losses in 2016, partially offset by a decrease in unrealized commodity derivative gains of $4 million due to movements in forward prices of commodities.

Purchases of Propane — Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2016 compared to 2015 for the reasons set forth above.
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
In May 2014, we entered into the Amended and Restated Credit Agreement, a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, interest rates under the Amended and Restated Credit Agreement increased. As of June 30, 2016, there was $316 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $933 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. As of July 29, 2016, we had $125 million of outstanding borrowings on the revolving credit facility and had approximately $1,125 million of unused borrowing capacity under the Amended and Restated Credit Agreement.
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
During the six months ended June 30, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of June 30, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
We had a working capital excess of $107 million and $106 million as of June 30, 2016 and December 31, 2015, respectively. The change in working capital is primarily attributable to the reclassification of assets held for sale, and the factors described above. We had net derivative working capital of $9 million as of June 30, 2016 as compared to $87 million as of December 31, 2015. We expect that our future working capital requirements will be impacted by these same recurring factors.
As of June 30, 2016, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2016	2015
	(Millions)
Net cash provided by operating activities	$320	$350
Net cash used in investing activities	$(17)	$(240)
Net cash used in financing activities	$(304)	$(111)
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Operating Activities — Net cash provided by operating activities decreased $30 million in 2016 compared to 2015 primarily as a result of the following:
•$40 million decrease in cash attributable to higher net income in 2016, after adjusting our net income for non-cash items;
•$30 million decrease in cash attributable to the timing of cash receipts and disbursements related to operations; and
•$40 million increase in cash distributions from unconsolidated affiliates primarily due to increased earnings. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".
Investing Activities — Net cash used in investing activities decreased $223 million in 2016 compared to 2015 primarily as a result of the following:
•$177 million decrease in capital expenditures attributable to the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, and the Grand Parkway gathering project which began construction in the first quarter of 2015 and was completed in the first quarter of 2016;
•$30 million decrease in cash contributions to our unconsolidated affiliates. In the six months ended June 30, 2015, we primarily made contributions to the Keathley Canyon project at Discovery and to the expansion projects at our Sand Hills pipeline. In the six months ended June 30, 2016, we primarily made contributions to the expansion projects at our Sand Hills pipeline and the construction of our Panola pipeline; and
•$16 million increase in deposits received from the sale of our Northern Louisiana system assets.

Financing Activities — Net cash used in financing activities increased $193 million in 2016 compared to 2015 primarily as a result of the following:

•$159 million decrease in net debt borrowings;

•$31 million decrease in proceeds from the issuance of common units to the public. We issued no common units to the public during the six months ended June 30, 2016 as compared to approximately 1 million common units that were issued during the six months ended June 30, 2015;

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
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$3	$14	$17	$15	$178	$193
Noncontrolling interest portion and reimbursable projects (a)	—	—	—	1	—	1
Total	$3	$14	$17	$16	$178	$194

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $16 million and $46 million during the six months ended June 30, 2016 and 2015, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $242 million and $241 million during the six months ended June 30, 2016 and 2015, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 11. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of June 30, 2016, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,302	$80	$1,283	$118	$1,821
Operating lease obligations (b)	82	17	30	21	14
Purchase obligations (c)	75	70	2	—	3
Other long-term liabilities (d)	35	—	1	4	30
Total	$3,494	$167	$1,316	$143	$1,868

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $80 million, $142 million, $118 million, and $572 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business, and natural gas storage in our Northern Louisiana system and a firm transportation commitment within our Natural Gas Services business.

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2016. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $27 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $4 million of gas purchase liability, $3 million of right of way liability and $1 million of environmental reserves recognized in the June 30, 2016 condensed consolidated balance sheet. In addition, $8 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

As of June 30, 2016, we have no items that were classified as off-balance sheet obligations.

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

Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners less interest income, noncontrolling interest in depreciation and income tax expense and non-cash commodity derivative gains, plus interest expense, income tax expense, depreciation and amortization expense, non-cash commodity derivative losses and certain other items. Our adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate this measure in the same manner.
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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners plus or minus adjustments for non-cash mark-to-market of commodity derivative instruments for that segment, plus depreciation and amortization expense and certain other items for that segment, adjusted for any noncontrolling interest portion of depreciation, amortization and income tax expense for that segment. Our adjusted segment EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.
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

Distributable Cash Flow — We define Distributable Cash Flow as net cash provided by or used in operating activities, less maintenance capital expenditures, net of reimbursable projects, plus or minus adjustments for non-cash mark-to-market of derivative instruments, net income attributable to noncontrolling interest net of depreciation and income tax, net changes in operating assets and liabilities, other adjustments to reconcile net cash provided by or used in operating activities, and certain other items. Maintenance capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Maintenance capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. We compare the distributable cash flow we generate to the cash distributions we expect to pay our partners. Using this metric, we compute our distribution coverage ratio. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$45	$(2)	$117	$67
Interest expense	24	22	48	44
Income tax expense	1	(4)	1	(3)
Operating and maintenance expense	45	51	93	98
Depreciation and amortization expense	30	29	62	58
General and administrative expense	21	22	42	43
Goodwill impairment	—	49	—	49
Other expense	3	1	3	1
Earnings from unconsolidated affiliates	(53)	(44)	(102)	(67)
Net income attributable to noncontrolling interests	1	—	1	—
Gross margin	$117	$124	$265	$290
Non-cash commodity derivative mark-to-market (a)	$(37)	$(55)	$(82)	$(97)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$36	$(7)	$93	$44
Operating and maintenance expense	39	43	79	83
Depreciation and amortization expense	28	27	57	53
Goodwill impairment	—	49	—	49
Other expense	3	1	3	1
Earnings from unconsolidated affiliates	(16)	(16)	(31)	(14)
Net income attributable to noncontrolling interests	1	—	1	—
Segment gross margin	$91	$97	$202	$216
Non-cash commodity derivative mark-to-market (a)	$(36)	$(55)	$(81)	$(100)

NGL Logistics segment:
Segment net income attributable to partners	$51	$41	$99	$78
Operating and maintenance expense	5	6	10	10
Depreciation and amortization expense	2	2	4	4
Earnings from unconsolidated affiliates	(37)	(28)	(71)	(53)
Segment gross margin	$21	$21	$42	$39

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$4	$4	$16	$29
Operating and maintenance expense	1	2	4	5
Depreciation and amortization expense	—	—	1	1
Segment gross margin	$5	$6	$21	$35
Non-cash commodity derivative mark-to-market (a)	$(1)	$—	$(1)	$3

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$36	$(7)	$93	$44
Non-cash commodity derivative mark-to-market	36	55	81	100
Depreciation and amortization expense	28	27	57	53
Goodwill impairment	—	49	—	49
Noncontrolling interest portion of depreciation and income tax	(1)	—	(1)	(1)
Other charges	3	—	3	—
Adjusted segment EBITDA	$102	$124	$233	$245
NGL Logistics segment:
Segment net income attributable to partners	$51	$41	$99	$78
Depreciation and amortization expense	2	2	4	4
Adjusted segment EBITDA	$53	$43	$103	$82
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$4	$4	$16	$29
Non-cash commodity derivative mark-to-market	1	—	1	(3)
Depreciation and amortization expense	—	—	1	1
Adjusted segment EBITDA	$5	$4	$18	$27

(a)
There were no lower of cost or market adjustments for the three months ended June 30, 2016, and $3 million for the six months ended June 30, 2016. Includes $3 million in the lower of cost or market adjustments for both the three and six months ended June 30, 2015.

(b)
Includes no lower of cost or market adjustments for the three and six months ended June 30, 2016, respectively, and $1 million and $2 million for the three and six months ended June 30, 2015, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Our positions as of July 29, 2016 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions		Reference Price	Price Range
July 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(c)	NYMEX Final Settlement Price (b)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(c)	NYMEX Final Settlement Price (b)	$4.17 - $4.27/MMBtu
July 2016 — December 2016	Crude Oil	(4,000) Bbls/d	(d)	Asian-pricing of NYMEX crude oil futures (a)	$65.50 - $101.30/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	Affiliate volumes.

(d)	Third party volumes.

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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations as of June 30, 2016:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

June 30, 2016	Natural Gas	11,607,460 MMBtu	$21	$1.85/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

July 2016-April 2017	Natural Gas	(30,560,000) MMBtu	$(18)	$2.02 - $3.34/MMBtu
July 2016-October 2017	Natural Gas	18,320,000 MMBtu	$7	$2.08 - $3.23/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the

Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 17 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 13 in Item 1 of this Quarterly Report on Form 10-Q.

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
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan dated April 28, 2016 (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and six months ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Midstream Partners, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Dated: August 4, 2016	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 4, 2016	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	*
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
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan dated April 28, 2016 (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and six months ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.