Form 10-Q
period 2016-09-30
DCP Midstream Partners, LP
filed 2016-11-03
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 28, 2016, there were outstanding 114,749,848 common units representing limited partner interests.

DCP MIDSTREAM PARTNERS, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$2	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	53	73
Affiliates	82	81
Inventories	34	43
Unrealized gains on derivative instruments	20	105
Other	2	2
Total current assets	193	306
Property, plant and equipment, net	3,284	3,476
Goodwill	72	72
Intangible assets, net	105	112
Investments in unconsolidated affiliates	1,474	1,493
Unrealized gains on derivative instruments	3	9
Other long-term assets	13	9
Total assets	$5,144	$5,477
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$76	$98
Affiliates	20	19
Unrealized losses on derivative instruments	11	18
Accrued interest	29	19
Accrued taxes	28	12
Other	26	34
Total current liabilities	190	200
Long-term debt	2,231	2,424
Unrealized losses on derivative instruments	—	1
Other long-term liabilities	47	47
Total liabilities	2,468	2,672
Commitments and contingent liabilities
Equity:
Limited partners (114,749,848 and 114,742,948 common units issued and outstanding, respectively)	2,637	2,762
General partner	18	18
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	2,647	2,772
Noncontrolling interests	29	33
Total equity	2,676	2,805
Total liabilities and equity	$5,144	$5,477
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$69	$92	$247	$389
Sales of natural gas, propane, NGLs and condensate to affiliates	195	232	548	757
Transportation, processing and other	60	64	183	179
Transportation, processing and other to affiliates	42	33	126	81
Gains (losses) from commodity derivative activity, net	3	35	(1)	35
Gains (losses) from commodity derivative activity, net — affiliates	3	9	(4)	22
Total operating revenues	372	465	1,099	1,463
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	194	262	612	906
Purchases of natural gas, propane and NGLs from affiliates	36	19	80	83
Operating and maintenance expense	48	58	141	156
Depreciation and amortization expense	29	30	91	88
General and administrative expense	3	2	8	8
General and administrative expense — affiliates	19	19	56	56
Goodwill impairment	—	33	—	82
Other expense (income), net	4	(1)	7	—
Gain on sale of assets	(47)	—	(47)	—
Total operating costs and expenses	286	422	948	1,379
Operating income	86	43	151	84
Interest expense	(23)	(25)	(71)	(69)
Earnings from unconsolidated affiliates	57	54	159	121
Income before income taxes	120	72	239	136
Income tax (expense) benefit	—	—	(1)	3
Net income	120	72	238	139
Net income attributable to noncontrolling interests	—	(1)	(1)	(1)
Net income attributable to partners	120	71	237	138
General partner’s interest in net income	(31)	(31)	(93)	(93)
Net income allocable to limited partners	$89	$40	$144	$45
Net income per limited partner unit — basic and diluted	$0.78	$0.35	$1.26	$0.39
Weighted-average limited partner units outstanding — basic and diluted	114.7	114.7	114.7	114.6
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Net income	$120	$72	$238	$139
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	1
Total other comprehensive income	—	—	—	1
Total comprehensive income	120	72	238	140
Total comprehensive income attributable to noncontrolling interests	—	(1)	(1)	(1)
Total comprehensive income attributable to partners	$120	$71	$237	$139
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Millions)
OPERATING ACTIVITIES:
Net income	$238	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	91	88
Earnings from unconsolidated affiliates	(159)	(121)
Distributions from unconsolidated affiliates	197	144
Net unrealized losses on derivative instruments	83	106
Gain on sale of assets	(47)	—
Goodwill impairment	—	82
Other, net	13	4
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	20	74
Inventories	9	23
Accounts payable	(18)	(80)
Accrued interest	10	12
Other current assets and liabilities	18	18
Other long-term assets and liabilities	—	4
Net cash provided by operating activities	455	493
INVESTING ACTIVITIES:
Capital expenditures	(28)	(245)
Investments in unconsolidated affiliates, net	(22)	(54)
Proceeds from sale of assets	158	—
Net cash provided by (used in) investing activities	108	(299)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,469	822
Payments of long-term debt	(1,665)	(706)
Proceeds from issuance of common units, net of offering costs	—	31
Distributions to limited partners and general partner	(362)	(362)
Distributions to noncontrolling interests	(5)	(4)
Contributions from DCP Midstream, LLC	—	1
Net cash used in financing activities	(563)	(218)
Net change in cash and cash equivalents	—	(24)
Cash and cash equivalents, beginning of period	2	25
Cash and cash equivalents, end of period	$2	$1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$2,762	$18	$(8)	$33	$2,805
Net income	144	93	—	1	238
Distributions to limited partners and general partner	(269)	(93)	—	—	(362)
Distributions to noncontrolling interests	—	—	—	(5)	(5)
Balance, September 30, 2016	$2,637	$18	$(8)	$29	$2,676
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
Three and Nine Months Ended September 30, 2016 and 2015
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. During the third quarter of 2016, Spectra Energy entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enbridge Inc., or Enbridge, a Canadian corporation, and anticipates completing the proposed merger during the first quarter of 2017. The Merger Agreement provides that, upon closing of the proposed merger, Spectra Energy will continue its separate corporate existence as a wholly owned subsidiary of Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC’s employees provide administrative support to us and operate most of our assets. DCP Midstream, LLC owns approximately 21.4% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2015 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

2. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with the option to early adopt for financial statements

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

that have not been issued. We are currently evaluating the potential impact this standard will have on our condensed consolidated statement of cash flows.

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

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015. The adoption of this ASU has been implemented and did not have any impact on our condensed consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our condensed consolidated results of operations, cash flows and financial position.

3. Dispositions
In May 2016, we entered into a purchase and sale agreement with a third party to sell our 100% interest in our Northern Louisiana system, which primarily consisted of certain gas processing plants and gathering systems, within our Natural Gas Services segment, for approximately $160 million, subject to customary purchase price adjustments. This transaction closed on July 1, 2016 and we recorded a gain of $47 million in the third quarter of 2016.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Services Agreement	$18	$18	$54	$54
Other fees — DCP Midstream, LLC	1	1	2	2
Total — DCP Midstream, LLC	$19	$19	$56	$56
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $1 million for each of the three months ended September 30, 2016 and 2015, respectively, and $2 million for each of the nine months ended September 30, 2016, and 2015, respectively.

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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$195	$232	$548	$757
Transportation, processing and other	$42	$33	$126	$81
Purchases of natural gas, propane and NGLs	$29	$6	$56	$48
Gains (losses) from commodity derivative activity, net	$3	$9	$(4)	$22
General and administrative expense	$19	$19	$56	$56
Spectra Energy:
Purchases of natural gas, propane and NGLs	$7	$13	$24	$35

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

 We had balances with affiliates as follows:

	September 30, 2016	December 31, 2015
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$82	$81
Accounts payable	$17	$15
Unrealized gains on derivative instruments — current	$11	$32
Unrealized gains on derivative instruments — long-term	$3	$9
Unrealized losses on derivative instruments — current	$11	$18
Unrealized losses on derivative instruments — long-term	$—	$1
Spectra Energy:
Accounts payable	$3	$4

5. Inventories
Inventories were as follows:

	September 30, 2016	December 31, 2015
	(Millions)
Natural gas	$25	$29
NGLs	9	14
Total inventories	$34	$43
We recognize the lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended September 30, 2016 and $1 million during the three months ended September 30, 2015. We recognized $3 million and $6 million in lower of cost or market adjustments during the nine months ended September 30, 2016, and 2015 respectively.

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2016	December 31, 2015
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,050	$2,337
Processing, storage, and terminal facilities	35 — 60 Years	2,336	2,327
Other	3 — 30 Years	62	64
Construction work in progress		78	122
Property, plant and equipment		4,526	4,850
Accumulated depreciation		(1,242)	(1,374)
Property, plant and equipment, net		$3,284	$3,476
Interest capitalized on construction projects was less than $1 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and less than $1 million and $6 million for the nine months ended September 30, 2016, and 2015, respectively.
Depreciation expense was $27 million and $28 million for the three months ended September 30, 2016 and 2015, respectively, $84 million and $81 million for the nine months ended September 30, 2016 and 2015, respectively.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

7. Goodwill
The carrying value of goodwill as of both September 30, 2016 and December 31, 2015 was $72 million, consisting of $35 million for our NGL Logistics segment, and $37 million for our Wholesale Propane Logistics segment.

We performed our annual goodwill assessment during the quarter ended September 30, 2016 at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the fair value of goodwill substantially exceeded its carrying value and that the entire amount of goodwill disclosed on the condensed consolidated balance sheet as of September 30, 2016 is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows, including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted volumes and commodity prices), as well as historical and other factors. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2016	December 31, 2015
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$449	$441
Discovery Producer Services LLC	40%	389	406
DCP Southern Hills Pipeline, LLC	33.33%	317	318
Front Range Pipeline LLC	33.33%	167	170
Texas Express Pipeline LLC	10%	93	96
Mont Belvieu Enterprise Fractionator	12.5%	22	25
Panola Pipeline Company, LLC	15%	24	19
Mont Belvieu 1 Fractionator	20%	10	11
Other	Various	3	7
Total investments in unconsolidated affiliates		$1,474	$1,493
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Discovery Producer Services LLC	$20	$21	$51	$35
DCP Sand Hills Pipeline, LLC	16	15	47	40
DCP Southern Hills Pipeline, LLC	7	3	20	10
Front Range Pipeline LLC	5	6	14	13
Mont Belvieu Enterprise Fractionator	4	3	12	11
Mont Belvieu 1 Fractionator	2	3	7	6
Texas Express Pipeline LLC	2	3	6	6
Panola Pipeline Company, LLC	1	—	2	—
Total earnings from unconsolidated affiliates	$57	$54	$159	$121

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Statements of operations (a):
Operating revenue	$341	$323	$972	$856
Operating expenses	$140	$133	$398	$407
Net income	$201	$190	$571	$448

	September 30, 2016	December 31, 2015
	(Millions)
Balance sheets (a):
Current assets	$161	$182
Long-term assets	5,287	5,200
Current liabilities	(165)	(170)
Long-term liabilities	(206)	(216)
Net assets	$5,077	$4,996
(a) In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016. As a result, activity related to Panola is included in the tables above as of and for the three and nine months ended September 30, 2016.

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
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of September 30, 2016 and December 31, 2015, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$—	$20	$—	$20	$—	$83	$22	$105
Short-term investments (b)	$1	$—	$—	$1	$2	$—	$—	$2
Long-term assets:
Commodity derivatives (c)	$—	$3	$—	$3	$—	$9	$—	$9
Current liabilities:
Commodity derivatives (d)	$—	$(11)	$—	$(11)	$—	$(18)	$—	$(18)
Long-term liabilities:
Commodity derivatives (e)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three and nine months ended September 30, 2016 and 2015, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended September 30, 2016 (a):
Beginning balance	$—	$—	$—	$—
Settlements	—	—	—	—
Ending balance	$—	$—	$—	$—
Net unrealized losses on derivatives still held included in earnings (b)	$—	$—	$—	$—
Three months ended September 30, 2015 (a):
Beginning balance	$83	$—	$—	$—
Net unrealized losses included in earnings (b)	7	—	—	—
Settlements	(36)	—	—	—
Ending balance	$54	$—	$—	$—
Net unrealized losses on derivatives still held included in earnings (b)	$4	$—	$—	$—

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Nine months ended September 30, 2016 (a):
Beginning balance	$22	$—	$—	$—
Settlements	(22)	—	—	—
Ending balance	$—	$—	$—	$—
Nine months ended September 30, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	26	(18)	—	—
Settlements	(110)	—	—	—
Ending balance	$54	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$22	$(18)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the three and nine months ended September 30, 2016 and 2015.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.

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
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of September 30, 2016 and December 31, 2015, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Senior Notes	$2,064	$2,029	$2,063	$1,650
Amended and Restated Credit Agreement	$179	$179	$375	$375
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

10. Debt

	September 30, 2016	December 31, 2015
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 1.80% and 1.57%, as of September 30, 2016 and December 31, 2015, respectively, due May 1, 2019	$179	$375
Debt Securities
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized issuance costs	(12)	(14)
Unamortized discount	(11)	(12)
Total long-term debt	$2,231	$2,424
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
As of September 30, 2016, we had unused borrowing capacity of $1,070 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for working capital and other general partnership purposes. Our borrowing capacity may be limited by financial covenants set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The future maturities of long-term debt in the year indicated are as follows:

Debt Maturities
(Millions)
2017	$500
2018	—
2019	504
2020	—
2021	—
Thereafter	1,250
2,254
Unamortized issuance costs	(12)
Unamortized discount	(11)
Total	$2,231

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
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of September 30, 2016.

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
The balance in AOCI of our previously settled interest rate swap cash flow hedges was in a loss position of $3 million as of September 30, 2016.
Contingent Credit Features
Each of the above risks is managed through the execution of individual contracts with a variety of counterparties. Certain of our derivative contracts may contain credit-risk related contingent provisions that may require us to take certain actions in certain circumstances.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of September 30, 2016, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of September 30, 2016, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of September 30, 2016, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
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

	September 30, 2016			December 31, 2015
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$23	$(10)	$13	$114	$(19)	$95
Liabilities:
Commodity derivatives	$(11)	$10	$(1)	$(19)	$19	$—

(a)	There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2016 and December 31, 2015.

Balance Sheet Line Item	September 30, 2016	December 31, 2015	Balance Sheet Line Item	September 30, 2016	December 31, 2015
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$20	$105	Unrealized losses on derivative instruments — current	$(11)	$(18)
Unrealized gains on derivative instruments — long-term	3	9	Unrealized losses on derivative instruments — long-term	—	(1)
Total	$23	$114	Total	$(11)	$(19)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)

(a)	Relates to Discovery, an unconsolidated affiliate.

For the three and nine months ended September 30, 2016, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Third party:
Realized gains	$11	$51	$62	$104
Unrealized losses	(8)	(16)	(63)	(69)
Gains (losses) from commodity derivative activity, net	$3	$35	$(1)	$35
Affiliates:
Realized (losses) gains	$(4)	$1	$16	$58
Unrealized (losses) gains	7	8	(20)	(36)
Gains (losses) from commodity derivative activity, net —affiliates	$3	$9	$(4)	$22
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

	September 30, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2016	(368,000)	(960,000)	(90,000)	867,500
2017	—	(17,925,000)	(45,000)	1,800,000

	September 30, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2015	(279,956)	(5,981,680)	(1,303,456)	1,347,500
2016	(1,408,672)	(13,218,564)	(813,267)	3,450,000
2017	—	(6,387,500)	—	1,800,000
12. Partnership Equity and Distributions
During the nine months ended September 30, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of September 30, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
During the nine months ended September 30, 2015, we issued 788,033 common units pursuant to our 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million.

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The following table presents our cash distributions paid in 2016 and 2015:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
August 12, 2016	$0.7800	$121
May 13, 2016	$0.7800	$121
February 12, 2016	$0.7800	$121
November 13, 2015	$0.7800	$120
August 14, 2015	$0.7800	$121
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
13. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under our Long-Term Incentive Plan. The dilutive effect of unit-based awards was 940 and 4,461 equivalent units during the three months ended September 30, 2016 and 2015, respectively, and 1,161 and 8,770 equivalent units during the nine months ended September 30, 2016, and 2015 respectively.
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
Insurance — We have renewed or extended our insurance policies for the 2016-2017 insurance year. We contract with third party insurers for: (1) automobile liability insurance for all owned, non-owned and hired vehicles; (2) general liability insurance; (3) excess liability insurance above the established primary limits for general liability and automobile liability insurance; (4) property insurance, which covers replacement value of real and personal property and includes business interruption/extra expense; and (5) directors and officers insurance for acts related to our business activities. We are jointly insured with DCP Midstream, LLC for a portion of the insurance placed.  These renewals or extensions have not resulted in any material change to the premiums we are contracted to pay. All coverage is subject to certain limits and deductibles, the terms and conditions of which management believes are common for companies that are of similar size to us and with similar types of operations.
The insurance on Discovery, as placed by Williams Field Service Group LLC, for the 2016-2017 insurance year includes general and excess liability, onshore property damage, including named windstorm and business interruption, and offshore non-wind property and business interruption insurance. We believe offshore named windstorm property and business interruption insurance that is available comes at uneconomic premium levels, high deductibles and low coverage limits. As such, Discovery continues to elect not to purchase offshore named windstorm property and business interruption insurance coverage for the 2016-2017 insurance year.
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and in some cases local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations and safety standards. In addition, there is increasing focus (i) from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) from federal regulatory agencies regarding pipeline

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) from state and federal regulatory officials regarding the emission of greenhouse gases which could impose regulatory burdens and increase the cost of our operations. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.

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
Wholesale Propane Logistics — Our Wholesale Propane Logistics segment provides services that include the receipt of propane and other liquefied petroleum gases by pipeline, rail or ship to our terminals that store and deliver the product to distributors. The segment consists of six rail terminals, one marine terminal, one pipeline terminal and access to several open-access pipeline terminals.
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

The following tables set forth our segment information:

Three Months Ended September 30, 2016

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$334	$20	$18	$—	$372
Gross margin (a)	$118	$20	$4	$—	$142
Operating and maintenance expense	(39)	(7)	(2)	—	(48)
Depreciation and amortization expense	(26)	(2)	(1)	—	(29)
General and administrative expense	—	—	—	(22)	(22)
Other expense	(4)	—	—	—	(4)
Earnings from unconsolidated affiliates	20	37	—	—	57
Interest expense	—	—	—	(23)	(23)
Gain on sale of assets	47	—	—	—	47
Net income (loss)	$116	$48	$1	$(45)	$120
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$116	$48	$1	$(45)	$120
Non-cash derivative mark-to-market (b)	$(1)	$—	$—	$—	$(1)

Three Months Ended September 30, 2015

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$424	$20	$21	$—	$465
Gross margin (a)	$156	$20	$8	$—	$184
Operating and maintenance expense	(51)	(5)	(2)	—	(58)
Depreciation and amortization expense	(27)	(2)	(1)	—	(30)
General and administrative expense	—	—	—	(21)	(21)
Goodwill impairment	(33)	—	—	—	(33)
Other expense	1	—	—	—	1
Earnings from unconsolidated affiliates	21	33	—	—	54
Interest expense	—	—	—	(25)	(25)
Net income (loss)	$67	$46	$5	$(46)	$72
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$66	$46	$5	$(46)	$71
Non-cash derivative mark-to-market (b)	$(8)	$—	$—	$—	$(8)
Non-cash lower of cost or market adjustments	$1	$—	$—	$—	$1

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

Nine Months Ended September 30, 2016:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$941	$62	$96	$—	$1,099
Gross margin (a)	$320	$62	$25	$—	$407
Operating and maintenance expense	(118)	(17)	(6)	—	(141)
Depreciation and amortization expense	(83)	(6)	(2)	—	(91)
General and administrative expense	—	—	—	(64)	(64)
Other expense	(7)	—	—	—	(7)
Earnings from unconsolidated affiliates	51	108	—	—	159
Interest expense	—	—	—	(71)	(71)
Gain on sale of assets	47	—	—	—	47
Income tax expense	—	—	—	(1)	(1)
Net income (loss)	$210	$147	$17	$(136)	$238
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$209	$147	$17	$(136)	$237
Non-cash derivative mark-to-market (b)	$(82)	$—	$(1)	$—	$(83)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$21	$6	$1	$—	$28
Investments in unconsolidated affiliates, net	$—	$22	$—	$—	$22

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

Nine Months Ended September 30, 2015:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$1,244	$59	$160	$—	$1,463
Gross margin (a)	$372	$59	$43	$—	$474
Operating and maintenance expense	(134)	(15)	(7)	—	(156)
Depreciation and amortization expense	(80)	(6)	(2)	—	(88)
General and administrative expense	—	—	—	(64)	(64)
Goodwill impairment	(82)	—	—	—	(82)
Earnings from unconsolidated affiliates	35	86	—	—	121
Interest expense	—	—	—	(69)	(69)
Income tax benefit	—	—	—	3	3
Net income (loss)	$111	$124	$34	$(130)	$139
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$110	$124	$34	$(130)	$138
Non-cash derivative mark-to-market (b)	$(108)	$—	$3	$(1)	$(106)
Non-cash lower of cost or market adjustments	$4	$—	$2	$—	$6
Capital expenditures	$209	$32	$4	$—	$245
Investments in unconsolidated affiliates, net	$14	$40	$—	$—	$54

	September 30,	December 31,
	2016	2015
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,154	$4,362
NGL Logistics	672	679
Wholesale Propane Logistics	117	120
Other (c)	8	10
Total long-term assets	4,951	5,171
Current assets	193	306
Total assets	$5,144	$5,477

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$53	$51
Cash paid for income taxes, net of income tax refunds	$2	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$1	$18
Other non-cash changes in property, plant and equipment	$(8)	$(1)

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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$—	$2
Accounts receivable, net	—	—	135	—	135
Inventories	—	—	34	—	34
Other	—	—	22	—	22
Total current assets	—	—	193	—	193
Property, plant and equipment, net	—	—	3,284	—	3,284
Goodwill and intangible assets, net	—	—	177	—	177
Advances receivable — consolidated subsidiaries	1,797	1,770	—	(3,567)	—
Investments in consolidated subsidiaries	850	1,340	—	(2,190)	—
Investments in unconsolidated affiliates	—	—	1,474	—	1,474
Other long-term assets	—	—	16	—	16
Total assets	$2,647	$3,110	$5,144	$(5,757)	$5,144
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$29	$161	$—	$190
Advances payable — consolidated subsidiaries	—	—	3,567	(3,567)	—
Long-term debt	—	2,231	—	—	2,231
Other long-term liabilities	—	—	47	—	47
Total liabilities	—	2,260	3,775	(3,567)	2,468
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,647	853	1,345	(2,190)	2,655
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,647	850	1,340	(2,190)	2,647
Noncontrolling interests	—	—	29	—	29
Total equity	2,647	850	1,369	(2,190)	2,676
Total liabilities and equity	$2,647	$3,110	$5,144	$(5,757)	$5,144

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$264	$—	$264
Transportation, processing and other	—	—	102	—	102
Gains from commodity derivative activity, net	—	—	6	—	6
Total operating revenues	—	—	372	—	372
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	230	—	230
Operating and maintenance expense	—	—	48	—	48
Depreciation and amortization expense	—	—	29	—	29
General and administrative expense	—	—	22	—	22
Gain on sale of assets	—	—	(47)	—	(47)
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	286	—	286
Operating income	—	—	86	—	86
Interest expense, net	—	(23)	—	—	(23)
Income from consolidated subsidiaries	120	143	—	(263)	—
Earnings from unconsolidated affiliates	—	—	57	—	57
Income before income taxes	120	120	143	(263)	120
Income tax expense	—	—	—	—	—
Net income	120	120	143	(263)	120
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$120	$120	$143	$(263)	$120

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$120	$120	$143	$(263)	$120
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	120	120	143	(263)	120
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$120	$120	$143	$(263)	$120

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$795	$—	$795
Transportation, processing and other	—	—	309	—	309
Losses from commodity derivative activity, net	—	—	(5)	—	(5)
Total operating revenues	—	—	1,099	—	1,099
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	692	—	692
Operating and maintenance expense	—	—	141	—	141
Depreciation and amortization expense	—	—	91	—	91
General and administrative expense	—	—	64	—	64
Gain on sale of assets	—	—	(47)	—	(47)
Other expense	—	—	7	—	7
Total operating costs and expenses	—	—	948	—	948
Operating income	—	—	151	—	151
Interest expense	—	(71)	—	—	(71)
Income from consolidated subsidiaries	237	308	—	(545)	—
Earnings from unconsolidated affiliates	—	—	159	—	159
Income before income taxes	237	237	310	(545)	239
Income tax expense	—	—	(1)	—	(1)
Net income	237	237	309	(545)	238
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$237	$237	$308	$(545)	$237

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$237	$237	$309	$(545)	$238
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	237	237	309	(545)	238
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$237	$237	$308	$(545)	$237

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,146	$—	$1,146
Transportation, processing and other	—	—	260	—	260
Gains from commodity derivative activity, net	—	—	57	—	57
Total operating revenues	—	—	1,463	—	1,463
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	989	—	989
Operating and maintenance expense	—	—	156	—	156
Depreciation and amortization expense	—	—	88	—	88
General and administrative expense	—	—	64	—	64
Goodwill impairment	—	—	82	—	82
Total operating costs and expenses	—	—	1,379	—	1,379
Operating income	—	—	84	—	84
Interest expense, net	—	(69)	—	—	(69)
Income from consolidated subsidiaries	138	207	—	(345)	—
Earnings from unconsolidated affiliates	—	—	121	—	121
Income before income taxes	138	138	205	(345)	136
Income tax expense	—	—	3	—	3
Net income	138	138	208	(345)	139
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$138	$138	$207	$(345)	$138

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$138	$138	$208	$(345)	$139
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	139	139	208	(346)	140
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$139	$139	$207	$(346)	$139

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(56)	$511	$—	$455
INVESTING ACTIVITIES:
Intercompany transfers	362	252	—	(614)	—
Capital expenditures	—	—	(28)	—	(28)
Investments in unconsolidated affiliates	—	—	(22)	—	(22)
Proceeds from sale of assets	—	—	158	—	158
Net cash provided by investing activities	362	252	108	(614)	108
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(614)	614	—
Proceeds from long-term debt	—	1,469	—	—	1,469
Payments of long-term debt	—	(1,665)	—	—	(1,665)
Distributions to limited partners and general partner	(362)	—	—	—	(362)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Net cash used in financing activities	(362)	(196)	(619)	614	(563)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	2	—	2
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

DCP MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2016 and 2015 - (Continued)
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

18. Subsequent Events
On October 27, 2016, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution is payable on November 14, 2016 to unitholders of record on November 8, 2016.

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
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices. The number of active oil and gas drilling rigs in the United States has significantly decreased, from 698 on December 31, 2015 to 521 on September 30, 2016 (Source: Baker Hughes). We will continue to target our strategy in geographic areas where we expect producer activity.
A sustained declined in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to reduced utilization of these assets.  Our assets in our Eagle Ford and East Texas systems have been impacted by commodity prices resulting in reduced utilization of these assets. Although we have seen a number of recent bankruptcies by producers, we believe our contract structure with our producers protects us from a credit perspective since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, seven are investment grade and the remainder are not investment grade. Despite current weakness, our long-term view is that commodity prices will be at levels that we believe will support growth in natural gas, condensate and NGL production. We believe that future commodity prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
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

Some of our growth projects include the following:

•	The Sand Hills pipeline mainline capacity expansion was placed into service during the second quarter of 2016.

•	On February 1, 2016, we began to participate in earnings for our 15% interest in the Panola intrastate NGL pipeline which completed an expansion in the third quarter of 2016.

•	In the first quarter of 2016, we completed construction on our Grand Parkway gathering system in the DJ Basin.
As part of our ongoing effort to create efficiencies, reduce costs and transform our business, DCP Midstream, LLC, the operator of our assets, announced an approximate 10 percent headcount reduction in April 2016, which involved the elimination of certain operational and corporate positions. This will not impact the operation of our assets.
On April 28, 2016, the unitholders of the Partnership approved the DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (the “2016 plan”), which replaced the 2005 long-term incentive plan that expired pursuant to its terms at the end of 2015 (the “2005 plan”).  Any outstanding awards under the 2005 plan will remain outstanding and settle according to the terms of such grant.  The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates.  Awards under the 2016 plan may include unit options, phantom units, restricted units, distribution equivalent rights, unit bonuses, common unit awards, and performance awards.  The 2016 plan will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.  We believe the 2016 plan is an important tool to attract and retain qualified individuals who are essential to the future success of the Partnership.
We announced a quarterly distribution of $0.78 per unit for the third quarter of 2016. This distribution remains unchanged from the previous quarter and the third quarter of 2015.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2016 plan includes maintenance capital expenditures of between $10 million and $15 million, and approved expansion capital expenditures between $75 million and $150 million, for the year ending December 31, 2016. For the nine months ended September 30, 2016 our actual maintenance and expansion capital expenditures were $6 million and $45 million, respectively, which were lower than our 2016 plan on an annualized basis. Expansion capital expenditures include the expansion of the Sand Hills pipeline, expansion of the Panola pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows and the completion of the construction of the Grand Parkway gathering project.
For an in-depth discussion of factors that may significantly affect our results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Significantly Affect Our Results” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2015. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2016 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations
Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three and nine months ended September 30, 2016, and 2015. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2016 vs. 2015		Variance Nine Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (a):
Natural Gas Services	$334	$424	$941	$1,244	$(90)	(21)%	$(303)	(24)%
NGL Logistics	20	20	62	59	—	—%	3	5%
Wholesale Propane Logistics	18	21	96	160	(3)	(14)%	(64)	(40)%
Total operating revenues	372	465	1,099	1,463	(93)	(20)%	(364)	(25)%
Purchases:
Natural Gas Services	(216)	(268)	(621)	(872)	(52)	(19)%	(251)	(29)%
Wholesale Propane Logistics	(14)	(13)	(71)	(117)	1	8%	(46)	(39)%
Total purchases	(230)	(281)	(692)	(989)	(51)	(18)%	(297)	(30)%
Operating and maintenance expense	(48)	(58)	(141)	(156)	(10)	(17)%	(15)	(10)%
Depreciation and amortization expense	(29)	(30)	(91)	(88)	(1)	(3)%	3	3%
General and administrative expense	(22)	(21)	(64)	(64)	1	5%	—	—%
Goodwill impairment	—	(33)	—	(82)	(33)	(100)%	(82)	(100)%
Other (expense) income	(4)	1	(7)	—	5	*	7	100%
Earnings from unconsolidated affiliates (b)	57	54	159	121	3	6%	38	31%
Interest expense	(23)	(25)	(71)	(69)	(2)	(8)%	2	3%
Income tax (expense) benefit	—	—	(1)	3	—	—%	(4)	*
Gain on sale of assets	47	—	47	—	47	100%	47	100%
Net income attributable to noncontrolling interests	—	(1)	(1)	(1)	(1)	(100)%	—	—%
Net income attributable to partners	$120	$71	$237	$138	$49	69%	$99	72%
Other data:
Gross margin (c):
Natural Gas Services	$118	$156	$320	$372	$(38)	(24)%	$(52)	(14)%
NGL Logistics	20	20	62	59	$—	—%	$3	5%
Wholesale Propane Logistics	4	8	25	43	$(4)	(50)%	$(18)	(42)%
Total gross margin	$142	$184	$407	$474	$(42)	(23)%	$(67)	(14)%
Non-cash commodity derivative mark-to-market	$(1)	$(8)	$(83)	$(105)	$(7)	(88)%	$(22)	(21)%
Natural gas throughput (MMcf/d) (d)	2,333	2,842	2,566	2,717	(509)	(18)%	(151)	(6)%
NGL gross production (Bbls/d) (d)	151,400	171,152	160,565	159,666	(19,752)	(12)%	899	1%
NGL pipelines throughput (Bbls/d) (d)	297,836	272,624	291,523	260,208	25,212	9%	31,315	12%
NGL fractionator throughput (Bbls/d) (d)	62,203	58,467	60,290	55,501	3,736	6%	4,789	9%
Propane sales volume (Bbls/d)	6,927	7,957	12,543	16,330	(1,030)	(13)%	(3,787)	(23)%
_________________
* Percentage change is not meaningful.

(a)	Operating revenues include the impact of commodity derivative activity.

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

(d)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three months ended September 30, 2016 vs. Three months ended September 30, 2015

Total Operating Revenues — Total operating revenues decreased $93 million in 2016 compared to 2015 primarily as a result of the following:

•
$90 million decrease for our Natural Gas Services segment primarily due to unfavorable commodity derivative activity, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, the disposition of our Northern Louisiana system, and lower volumes at our natural gas storage and pipeline assets, partially offset by growth in our DJ Basin system; and

•
$3 million decrease for our Wholesale Propane Logistics segment primarily as a result of decreased volumes and commodity derivative activity, partially offset by higher propane prices which impact both sales and purchases.

Total Purchases — Total purchases decreased $51 million in 2016 compared to 2015 primarily as a result of the following:

•
Purchases of natural gas and NGLs decreased $52 million in 2016 compared to 2015 as a result of lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, which impact both sales and purchases; and

•	Purchases of propane increased in 2016 compared to 2015 primarily due to higher propane prices which impact both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies, other cost savings initiatives, the disposition of our Northern Louisiana system and timing of expenditures.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills and Sand Hills due to growth in NGL production from new plants placed into service in 2015 and higher earnings on Panola pipeline beginning in February 2016.
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.
Gross Margin — Gross margin decreased $42 million in 2016 compared to 2015 primarily due to a $38 million decrease for our Natural Gas Services segment primarily related to unfavorable commodity derivative activity, lower gas and NGL volumes on our Eagle Ford and East Texas systems, and the disposition of our Northern Louisiana system, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015.

Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015

Total Operating Revenues — Total operating revenues decreased $364 million in 2016 compared to 2015 primarily as a result of the following:

•
$303 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, lower prices and volumes at our natural gas storage and pipeline assets, unfavorable commodity derivative activity and the disposition of our Northern Louisiana system, partially offset by growth in our DJ Basin system; and

•	$64 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane volumes and prices.
Total Purchases — Total purchases decreased $297 million in 2016 compared to 2015 primarily as a result of the following:

•
Purchases of natural gas and NGLs decreased $251 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, and decreased volumes at our natural gas storage and pipeline assets, which impact both sales and purchases; and

•
Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies, other cost savings initiatives, the disposition of our Northern Louisiana system and timing of expenditures.
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
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.
Gross Margin — Gross margin decreased $67 million in 2016 compared to 2015 primarily as a result of the following:

•
$52 million decrease for our Natural Gas Services segment primarily related to unfavorable commodity derivative activity, lower commodity prices, and lower gas and NGL volumes on our Eagle Ford and East Texas systems and the disposition of our Northern Louisiana system, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015; and

•
$18 million decrease for our Wholesale Propane Logistics segment primarily due to lower volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015.

Results of Operations — Natural Gas Services Segment

Operating Data
	Three Months Ended September 30, 2016 (a)		Nine Months Ended September 30, 2016 (a)
System	Natural Gas Throughput (MMcf/d)	NGL Production (Bbls/d)	Natural Gas Throughput (MMcf/d)	NGL Production (Bbls/d)
Eagle Ford	753	63,046	812	69,897
East Texas	450	22,269	489	23,845
DJ Basin	395	48,384	391	46,729
Discovery (b)	239	8,412	224	7,678
Other	496	9,289	650	12,416
Total	2,333	151,400	2,566	160,565

(a)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

The results of operations for our Natural Gas Services segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2016 vs. 2015		Variance Nine Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$250	$307	$709	$996	$(57)	(19)%	$(287)	(29)%
Transportation, processing and other	78	74	236	192	4	5%	44	23%
Gains (losses) from commodity derivative activity	6	43	(4)	56	(37)	(86)%	(60)	(107)%
Total operating revenues	334	424	941	1,244	(90)	(21)%	(303)	(24)%
Purchases of natural gas and NGLs	(216)	(268)	(621)	(872)	(52)	(19)%	(251)	(29)%
Operating and maintenance expense	(39)	(51)	(118)	(134)	(12)	(24)%	(16)	(12)%
Depreciation and amortization expense	(26)	(27)	(83)	(80)	(1)	(4)%	3	4%
Goodwill impairment	—	(33)	—	(82)	(33)	(100)%	(82)	(100)%
Other (expense) income	(4)	1	(7)	—	5	*	7	100%
Earnings from unconsolidated affiliates (a)	20	21	51	35	(1)	(5)%	16	46%
Gain on sale of assets	47	—	47	—	47	100%	47	100%
Segment net income	116	67	210	111	49	73%	99	89%
Segment net income attributable to noncontrolling interests	—	(1)	(1)	(1)	(1)	(100)%	—	—%
Segment net income attributable to partners	$116	$66	$209	$110	$50	76%	$99	90%
Other data:
Segment gross margin (b)	$118	$156	$320	$372	$(38)	(24)%	$(52)	(14)%
Non-cash commodity derivative mark-to-market	$(1)	$(8)	$(82)	$(108)	$7	88%	$26	24%
Natural gas throughput (MMcf/d) (c)	2,333	2,842	2,566	2,717	(509)	(18)%	(151)	(6)%
NGL gross production (Bbls/d) (c)	151,400	171,152	160,565	159,666	(19,752)	(12)%	899	1%
_________________
* Percentage change is not meaningful.

(a)
For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Total Operating Revenues — Total operating revenues decreased $90 million in 2016 compared to 2015, primarily as a result of the following:

•
$54 million decrease attributable to lower gas and NGL sales volumes, primarily related to production declines in our Eagle Ford and East Texas systems and the disposal of our Northern Louisiana system, which impact both sales and purchases;

•
$37 million decrease as a result of commodity derivative activity attributable to a $44 million decrease in realized cash settlement gains in 2016, partially offset by a decrease in unrealized commodity derivative losses of $7 million due to movements in forward prices of commodities. Both cash settlements gains and unrealized commodity derivative losses were significantly impacted by the expiration of a substantial portion of our direct commodity hedges at the end of the first quarter of 2016;

•	$3 million decrease attributable to decreased volumes partially offset by increased prices related to our natural gas storage and pipeline assets at our Southeast Texas system.
These decreases were partially offset by:

•
$4 million increase in Transportation, processing and other, comprised of a $14 million increase in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015 and Grand Parkway placed into service in January 2016, partially offset by a $10 million decrease related to lower volumes on our Eagle Ford and East Texas systems and the disposal of our Northern Louisiana system.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $52 million in 2016 compared to 2015 as a result of lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, which impact both sales and purchases, partially offset by increased commodity prices.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies, other cost savings initiatives, the disposition of our Northern Louisiana system and timing of expenditures.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran reporting unit.
Other expense— Other expense consists primarily of a write off of construction work in progress for discontinued projects.
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.
Segment Gross Margin — Segment gross margin decreased $38 million in 2016 compared to 2015, primarily as a result of the following:

•	$37 million decrease as a result of commodity derivative activity as discussed above;

•	$11 million decrease as a result of production declines in our Eagle Ford, East Texas and Southeast Texas systems; and

•	$7 million decrease as a result of the disposition of our Northern Louisiana system.
These decreases were partially offset by:

•
$14 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016; and

•	$3 million increase primarily related to commercial activities at our Southeast Texas natural gas storage asset.

Natural Gas Throughput — Natural gas throughput decreased in 2016 compared to 2015 primarily as a result of (i) the disposition of our Northern Louisiana system (ii) lower volumes at our Eagle Ford and East Texas systems, and (iii) producer downtime at Discovery, partially offset by the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in mid-2015.
NGL Gross Production — NGL production decreased in 2016 compared to 2015 primarily as a result of lower volumes at our Eagle Ford and East Texas systems, partially offset by the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Total Operating Revenues — Total operating revenues decreased $303 million in 2016 compared to 2015, primarily as a result of the following:

•	$120 million decrease attributable to lower gas and NGL sales volumes, primarily related to production declines in our Eagle Ford and East Texas systems, which impact both sales and purchases;

•	$115 million decrease attributable to decreased commodity prices, which impact both sales and purchases, before the impact of commodity derivative activity;

•
$60 million decrease as a result of commodity derivative activity attributable to an $86 million decrease in realized cash settlement gains in 2016, partially offset by a decrease in unrealized commodity derivative losses of $26 million due to movements in forward prices of commodities. Both cash settlements gains and unrealized commodity derivative losses were significantly impacted by the expiration of a substantial portion of our direct commodity hedges at the end of the first quarter of 2016;

•
$24 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas system and Northern Louisiana system prior to the disposition on July 1, 2016;

•	$16 million decrease related to the disposition of our Northern Louisiana system; and

•
$12 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas system, partially offset by increased volumes at our Northern Louisiana system prior to the disposition on July 1, 2016, which impacts both purchases and sales.

These decreases were partially offset by:

•
$44 million increase in Transportation, processing and other, comprised of a $52 million increase primarily in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015 and Grand Parkway placed into service in January 2016, partially offset by a $8 million decrease primarily related to lower volumes on our Eagle Ford and East Texas systems and the disposal of our Northern Louisiana system.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $251 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, decreased volumes at our natural gas storage and pipeline assets and the disposition of our Northern Louisiana system which impact both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily attributable to improved operating efficiencies, other cost savings initiatives, the disposition of our Northern Louisiana system, and timing of expenditures.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015.
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.

Segment Gross Margin — Segment gross margin decreased $52 million in 2016 compared to 2015, primarily as a result of the following:

•	$60 million decrease as a result of commodity derivative activity as discussed above;

•	$23 million decrease as a result of lower commodity prices;

•	$20 million decrease as a result of lower gas and NGL volumes primarily related to our Eagle Ford, East Texas and Southeast Texas systems; and

•	$7 million decrease as a result of the disposition of our Northern Louisiana system.
These decreases were partially offset by:

•
$52 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016; and

•	$6 million increase primarily related to commercial activities at our Southeast Texas natural gas storage asset.
Natural Gas Throughput — Natural gas throughput decreased in 2016 compared to 2015 reflecting lower volumes primarily from (i) our Eagle Ford and East Texas systems and (ii) the disposition of our Northern Louisiana system, which were partially offset by the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in June 2015.
NGL Gross Production — NGL production remained relatively flat in 2016 compared to 2015 primarily as a result of the completion and ramp-up of the Lucerne 2 plant in our DJ Basin system which commenced operations in mid-2015, offset by lower volumes at our Eagle Ford and East Texas systems.
Results of Operations — NGL Logistics Segment

Operating Data
	Three Months Ended September 30, 2016 (a)		Nine Months Ended September 30, 2016 (a)
System	Pipeline Throughput (MBbls/d)	Fractionator Throughput (MBbls/d)	Pipeline Throughput (MBbls/d)	Fractionator Throughput (MBbls/d)
Sand Hills pipeline	83	—	78	—
Southern Hills pipeline	33	—	33	—
Texas Express pipeline (b)	16	—	15	—
Wattenberg pipeline	20	—	20	—
Front Range pipeline (b)	34	—	34	—
Black Lake pipeline	56	—	55	—
Other pipelines (c)	56	—	57	—
Mont Belvieu Enterprise fractionator (b)	—	28	—	28
Mont Belvieu 1 fractionator (b)	—	23	—	21
DJ Basin fractionators	—	11	—	11
Total	298	62	292	60

(a)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

(b)	Represents an asset operated by a third party.

(c)	Includes our 15% interest in Panola and our 100% interest in Seabreeze, and Wilbreeze NGL pipelines.

The results of operations for our NGL Logistics segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2016 vs. 2015		Variance Nine Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	$20	$20	$62	$59	$—	—%	$3	5%
Total operating revenues	20	20	62	59	—	—%	3	5%
Operating and maintenance expense	(7)	(5)	(17)	(15)	2	40%	2	13%
Depreciation and amortization expense	(2)	(2)	(6)	(6)	—	—%	—	—%
Earnings from unconsolidated affiliates (a)	37	33	108	86	4	12%	22	26%
Segment net income attributable to partners	$48	$46	$147	$124	$2	4%	$23	19%
Other data:
Segment gross margin	$20	$20	$62	$59	$—	—%	$3	5%
NGL pipelines throughput (Bbls/d) (b)	297,836	272,624	291,523	260,208	25,212	9%	31,315	12%
NGL fractionator throughput (Bbls/d) (b)	62,203	58,467	60,290	55,501	3,736	6%	4,789	9%

(a)
For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 33.33% ownership in each of the Sand Hills and Southern Hills pipelines, 33.33% ownership of the Front Range pipeline, 20% ownership of the Mont Belvieu 1 fractionator, 15% interest in the Panola intrastate pipeline, 12.5% ownership of the Mont Belvieu Enterprise fractionator and 10% ownership of the Texas Express pipeline. Earnings for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Operating and Maintenance Expense— Operating and maintenance expense increased in 2016 compared to 2015 primarily as a result of maintenance at our NGL storage facility and timing of expenditures.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills and Sand Hills due to growth in NGL production from new plants placed into service in 2015 and higher earnings on Panola pipeline beginning in February 2016.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Sand Hills, Southern Hills, and Front Range, due to growth in NGL production from new plants placed into service in 2015 and higher throughput volumes on Panola commencing February 2016, partially offset by decreased Black Lake short haul volumes.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Transportation, Processing and Other — Revenues from transportation processing and other increased in 2016 compared to 2015 as a result of new connections on certain of our NGL pipelines.

Operating and Maintenance Expense— Operating and maintenance expense increased in 2016 compared to 2015 primarily as a result of maintenance at our NGL storage facility and timing of expenditures.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills and Sand Hills, due to growth in NGL production from new plants placed into service in 2015, higher earnings on Panola pipeline beginning in February 2016 and higher fractionated volumes at both of our Mont Belvieu fractionators.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher throughput volumes on Sand Hills, Southern Hills, Front Range, and Texas Express due to growth in NGL production from new plants placed into service in 2015 and higher throughput volumes on Panola commencing February 2016, partially offset by decreased Black Lake short haul volumes.

NGL Fractionators Throughput — NGL fractionators throughput increased in 2016 compared to 2015 as a result of higher volumes due to maintenance at our Mont Belvieu fractionators in the first quarter of 2015.

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2016 vs 2015		Variance Nine Months 2016 vs. 2015
	2016	2015	2016	2015	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$14	$17	$86	$150	$(3)	(18)%	$(64)	(43)%
Storage, transportation and other	4	3	11	9	1	33%	2	22%
Gains (losses) from commodity derivative activity	—	1	(1)	1	(1)	(100)%	(2)	*
Total operating revenues	18	21	96	160	(3)	(14)%	(64)	(40)%
Purchases of propane	(14)	(13)	(71)	(117)	1	8%	(46)	(39)%
Operating and maintenance expense	(2)	(2)	(6)	(7)	—	—%	(1)	(14)%
Depreciation and amortization expense	(1)	(1)	(2)	(2)	—	—%	—	—%
Segment net income attributable to partners	$1	$5	$17	$34	$(4)	(80)%	$(17)	(50)%
Other data:
Segment gross margin (a)	$4	$8	$25	$43	$(4)	(50)%	$(18)	(42)%
Non-cash commodity derivative mark-to-market	$—	$—	$(1)	$3	$—	—%	$(4)	*
Propane sales volume (Bbls/d)	6,927	7,957	12,543	16,330	(1,030)	(13)%	(3,787)	(23)%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures”.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Total Operating Revenues — Total operating revenues decreased by $3 million in 2016 compared to 2015, primarily as a result of decreased volumes and commodity derivative activity, partially offset by higher propane prices which impact both sales and purchases.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2016 compared to 2015 for the reasons discussed above.
Segment Gross Margin — Segment gross margin decreased in 2016 compared to 2015 primarily as a result of decreased unit margins, volumes and commodity derivative activity.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Total Operating Revenues — Total operating revenues decreased by $64 million in 2016 compared to 2015, primarily as a result of the following:

•	$37 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes";

•	$25 million decrease attributable to lower propane prices which impact both sales and purchases; and

•
$2 million decrease as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative gains of $4 million due to movements in forward prices of commodities, partially offset by a $2 million decrease in realized cash settlement losses in 2016.

Purchases of Propane — Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2016 compared to 2015 for the reasons discussed above.
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
In May 2014, we entered into the Amended and Restated Credit Agreement, a $1.25 billion amended and restated senior unsecured revolving credit agreement that matures on May 1, 2019. Our borrowing capacity may be limited by the Amended and Restated Credit Agreement’s financial covenant requirements. Except in the case of a default, which would make the borrowings under the Amended and Restated Credit Agreement fully callable, amounts borrowed under the Amended and Restated Credit Agreement will not mature prior to the May 1, 2019 maturity date. Further, our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, interest rates under the Amended and Restated Credit Agreement increased. As of September 30, 2016, there was $179 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused revolver capacity of $1,070 million, net of letters of credit, under the Amended and Restated Credit Agreement, all of which was available for general working capital purposes. As of October 28, 2016, we had $151 million of outstanding borrowings on the revolving credit facility and had approximately $1,099 million, net of letters of credit, of unused borrowing capacity under the Amended and Restated Credit Agreement.
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
During the nine months ended September 30, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of September 30, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
We had a working capital excess of $3 million and $106 million as of September 30, 2016 and December 31, 2015, respectively. The change in working capital is primarily attributable to the factors described above. We had net derivative working capital of $9 million as of September 30, 2016 as compared to $87 million as of December 31, 2015. We expect that our future working capital requirements will be impacted by these same recurring factors.
As of September 30, 2016, we had $2 million in cash and cash equivalents. Of this balance, $1 million was held by consolidated subsidiaries we do not wholly own. Other than the cash balance held by these subsidiaries, this cash balance was available for general partnership purposes.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Millions)
Net cash provided by operating activities	$455	$493
Net cash provided by (used in) investing activities	$108	$(299)
Net cash used in financing activities	$(563)	$(218)
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Operating Activities — Net cash provided by operating activities decreased $38 million in 2016 compared to 2015 primarily as a result of the following:
•$79 million decrease in cash attributable to higher net income in 2016, after adjusting our net income for the gain on the sale of our Northern Louisiana system in 2016 and other non-cash items;
•$12 million decrease in cash attributable to the timing of cash receipts and disbursements related to operations; and
•$53 million increase in cash distributions from unconsolidated affiliates primarily due to increased earnings. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".
Investing Activities — Net cash provided by investing activities increased $407 million in 2016 compared to 2015 primarily as a result of the following:
•$217 million decrease in capital expenditures attributable to the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, and the Grand Parkway gathering project which began construction in the first quarter of 2015 and was completed in the first quarter of 2016;
•$158 million increase in proceeds received from the sale of our Northern Louisiana system assets; and
•$32 million decrease in cash contributions to our unconsolidated affiliates. In the nine months ended September 30, 2015, we primarily made contributions to the Keathley Canyon project at Discovery and to the expansion projects at our Sand Hills pipeline. In the nine months ended September 30, 2016, we primarily made contributions to the expansion projects at our Sand Hills pipeline and the construction of our Panola pipeline.

Financing Activities — Net cash used in financing activities increased $345 million in 2016 compared to 2015 primarily as a result of the following:

•$312 million decrease in net debt borrowings;

•$31 million decrease in proceeds from the issuance of common units to the public. We issued no common units to the public during the nine months ended September 30, 2016 as compared to approximately 1 million common units that were issued during the nine months ended September 30, 2015; and

•$1 million increase in net distributions to noncontrolling interests primarily due to Collbran.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $10 million and $15 million, and approved expansion capital expenditures of between $75 million and $150 million, for the year ending December 31, 2016. Expansion capital expenditures include the expansion of the Sand Hills pipeline, expansion of the Panola pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows and the completion of the construction of the Grand Parkway gathering project.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$6	$23	$29	$20	$225	$245
Noncontrolling interest portion and reimbursable projects (a)	(1)	—	(1)	1	(1)	—
Total	$5	$23	$28	$21	$224	$245

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $22 million and $54 million during the nine months ended September 30, 2016 and 2015, respectively, to fund our share of capital expansion projects.
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
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $362 million during each of the nine months ended September 30, 2016 and 2015. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 12. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”
Total Contractual Cash Obligations and Off-Balance Sheet Obligations
A summary of our total contractual cash obligations as of September 30, 2016, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,156	$80	$1,146	$118	$1,812
Operating lease obligations (b)	78	17	29	19	13
Purchase obligations (c)	38	35	—	—	3
Other long-term liabilities (d)	36	—	1	5	30
Total	$3,308	$132	$1,176	$142	$1,858

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $80 million, $142 million, $118 million, and $562 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business and a firm transportation commitment within our Natural Gas Services business.

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of September 30, 2016. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $27 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $5 million of gas purchase liability, $3 million of right of way liability and $1 million of environmental reserves recognized in the September 30, 2016 condensed consolidated balance sheet. In addition, $8 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

As of September 30, 2016, we have no items that were classified as off-balance sheet obligations.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$120	$71	$237	$138
Interest expense	23	25	71	69
Income tax expense (benefit)	—	—	1	(3)
Operating and maintenance expense	48	58	141	156
Depreciation and amortization expense	29	30	91	88
General and administrative expense	22	21	64	64
Goodwill impairment	—	33	—	82
Other expense (income)	4	(1)	7	—
Earnings from unconsolidated affiliates	(57)	(54)	(159)	(121)
Gain on sale of assets	(47)	—	(47)	—
Net income attributable to noncontrolling interests	—	1	1	1
Gross margin	$142	$184	$407	$474
Non-cash commodity derivative mark-to-market (a)	$(1)	$(8)	$(83)	$(105)

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$116	$66	$209	$110
Operating and maintenance expense	39	51	118	134
Depreciation and amortization expense	26	27	83	80
Goodwill impairment	—	33	—	82
Other expense (income)	4	(1)	7	—
Earnings from unconsolidated affiliates	(20)	(21)	(51)	(35)
Gain on sale of assets	(47)	—	(47)	—
Net income attributable to noncontrolling interests	—	1	1	1
Segment gross margin	$118	$156	$320	$372
Non-cash commodity derivative mark-to-market (a)	$(1)	$(8)	$(82)	$(108)

NGL Logistics segment:
Segment net income attributable to partners	$48	$46	$147	$124
Operating and maintenance expense	7	5	17	15
Depreciation and amortization expense	2	2	6	6
Earnings from unconsolidated affiliates	(37)	(33)	(108)	(86)
Segment gross margin	$20	$20	$62	$59

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$1	$5	$17	$34
Operating and maintenance expense	2	2	6	7
Depreciation and amortization expense	1	1	2	2
Segment gross margin	$4	$8	$25	$43
Non-cash commodity derivative mark-to-market (a)	$—	$—	$(1)	$3

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$116	$66	$209	$110
Non-cash commodity derivative mark-to-market	1	8	82	108
Depreciation and amortization expense	26	27	83	80
Goodwill impairment	—	33	—	82
Noncontrolling interest portion of depreciation and income tax	—	—	(1)	(1)
Gain on sale of assets	(47)	—	(47)	—
Other charges	4	—	7	—
Adjusted segment EBITDA	$100	$134	$333	$379
NGL Logistics segment:
Segment net income attributable to partners	$48	$46	$147	$124
Depreciation and amortization expense	2	2	6	6
Adjusted segment EBITDA	$50	$48	$153	$130
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$1	$5	$17	$34
Non-cash commodity derivative mark-to-market	—	—	1	(3)
Depreciation and amortization expense	1	1	2	2
Adjusted segment EBITDA	$2	$6	$20	$33

(a)
There were no lower of cost or market adjustments for the three months ended September 30, 2016, and $3 million for the nine months ended September 30, 2016. Includes $1 million and $4 million in the lower of cost or market adjustments for the three and nine months ended September 30, 2015.

(b)
Includes no lower of cost or market adjustments for the three and nine months ended September 30, 2016, respectively, and $2 million for the nine months ended September 30, 2015. There were no lower of cost or market adjustments for the three months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Our positions as of October 28, 2016 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions		Reference Price	Price Range
October 2016 — December 2016	Natural Gas	(5,000) MMBtu/d	(d)	NYMEX Final Settlement Price (b)	$4.18/MMBtu
January 2017 — December 2017	Natural Gas	(17,500) MMBtu/d	(d)	NYMEX Final Settlement Price (b)	$4.17-$4.27/MMBtu
January 2017 — March 2017	Natural Gas	(5,000) MMBtu/d	(e)	NYMEX Final Settlement Price (b)	$3.31-$3.39/MMBtu
April 2017 — December 2017	Natural Gas	(2,500) MMBtu/d	(e)	NYMEX Final Settlement Price (b)	$3.39/MMBtu
January 2017 — December 2017	NGL's	(2,139) Bbls/d	(e)	Mt.Belvieu Non-TET (c)	$0.56-$1.16/Gal
October 2016 — December 2016	Crude Oil	(4,000) Bbls/d	(e)	NYMEX crude oil futures (a)	$65.50-$101.30/Bbl
February 2017 — December 2017	Crude Oil	(317) Bbls/d	(e)	NYMEX crude oil futures (a)	$52.13-$54.40/Bbl
January 2018 — February 2018	Crude Oil	(233) Bbls/d	(e)	NYMEX crude oil futures (a)	$54.45-$54.54/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	The average monthly OPIS price for Mt. Belvieu Non-TET.

(d)	Affiliate volumes.

(e)	Third party volumes.
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

The following tables set forth additional information about our derivative instruments used to mitigate a portion of our natural gas price risk associated with our Southeast Texas storage operations as of September 30, 2016:

Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

September 30, 2016	Natural Gas	11,220,774 MMBtu	$25	$2.26/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

October 2016-April 2017	Natural Gas	(28,280,000) MMBtu	$(9)	$2.33 - $3.35/MMBtu
October 2016-October 2017	Natural Gas	16,467,500 MMBtu	$5	$2.08 - $3.27/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

The information required for this item is provided in “Commitments and Contingent Liabilities,” included in Note 17 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 14 in Item 1 of this Quarterly Report on Form 10-Q.

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and nine months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Midstream Partners, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Dated: November 3, 2016	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 3, 2016	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
3.1	*
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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream Partners, LP for the three and nine months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.