Form 10-K
period 2016-12-31
DCP Midstream, LP
filed 2017-02-15
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-32678

DCP MIDSTREAM, LP
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2016, was approximately $3,121,014,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2016.

As of February 3, 2017, there were 143,302,328 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

•	volatility in the price of our common units;

•	our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;

•	general economic, market and business conditions;

•	our ability to continue the safe and reliable operation of our assets;

•	our ability to grow through organic growth projects, or acquisitions, and the successful integration and future performance of such assets;

•
our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our credit agreement and the indentures governing our notes, as well as our ability to maintain our credit ratings;

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

•	the creditworthiness of our customers and the counterparties to our transactions;

•	the amount of collateral we may be required to post from time to time in our transactions;

•	industry changes, including the impact of bankruptcies, consolidations, alternative energy sources, technological advances and changes in competition;

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

•
the amount of natural gas we gather, compress, treat, process, transport, store and sell, or the NGLs we produce, fractionate, transport, store and sell, may be reduced if the pipelines and storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the natural gas or NGLs.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. The forward-looking statements in this report speak as of the filing date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable securities laws.

iii

PART I

This filing includes information for the registrant both prior to the consummation of the Transaction described below and subsequent to the consummation of the Transaction. As further described below, following completion of the Transaction on January 1, 2017, the name of the registrant was changed from DCP Midstream Partners, LP to DCP Midstream, LP on January 11, 2017 (the “Name Change”). Unless the context clearly indicates otherwise, references in this report to “we”, “our”, “us” the “registrant”or the “partnership” refers to DCP Midstream, LP and its consolidated subsidiaries (i) before the consummation of the Transaction with respect to historical information including, but not limited to, operating data, operating segments, and results of operations and (ii) after the consummation of the Transaction with respect to current and forward-looking information.

Item 1. Business

OUR PARTNERSHIP
We are a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. We are currently engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC is owned 50% by
Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. During the third quarter of 2016, Spectra Energy entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enbridge Inc. ("Enbridge"), a Canadian corporation, and anticipates completing the proposed merger during the first quarter of 2017. The Merger Agreement provides that, upon closing of the proposed merger, Spectra Energy will continue its separate corporate existence as a wholly owned subsidiary of Enbridge.
On December 30, 2016, the partnership entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP (the “Operating Partnership”), a wholly owned subsidiary of the partnership. On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash (together the “Contributions”). In consideration of the partnership’s receipt of the Contributions, (i) the partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to DCP Midstream GP, LP, the General Partner in a private placement and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt. The transactions and documents contemplated by the Contribution Agreement are collectively referred to as the “Transaction”.

OVERVIEW, STRATEGIES AND COMPETITIVE STRENGTHS
This section reflects our business strategies following the Transaction
Our Business
Following the Transaction, we became one of the largest gatherers of natural gas, based on wellhead volumes, in the United States, and became the largest producer and marketer of NGLs in the United States. In 2016, we gathered, processed and transported an average of approximately 6.5 trillion Btus per day of natural gas and produced an average of approximately 393,000 barrels per day of NGLs. Our primary operations consist of:

•	gathering, compressing, treating, processing natural gas and producing and fractionating NGLs; and

•	logistics and marketing, from which we generate revenues primarily by trading, transporting, storing and marketing natural gas and NGLs, fractionating NGLs, and recovering and selling condensate.
The diagram below depicts our organizational structure as of January 1, 2017 following the Transaction.
We operate in 17 states in the United States. Our gathering systems and processing plants are connected to several interstate and intrastate natural gas pipelines. We also operate various NGL pipeline systems, one NGL and one natural gas storage facility. Following the consummation of the Transaction, our gathering systems consisted of approximately 64,000 miles of gathering and transmission pipeline owned or operated by us. We receive natural gas from a diverse group of producers under contracts with varying durations, and we receive fees or commodities from the producers to transport the natural gas from the wellhead to the processing plant.
Following the consummation of the Transaction, we own or operate 61 natural gas processing plants. We also own an interest in one additional plant through our 40% equity interest in Discovery Producer Services, LLC. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline). We receive fees or commodities as payment for our natural gas processing services, depending on the types of contracts we enter into with each supplier.
We purchase or take custody of substantially all of our natural gas from producers, principally under three types of processing contracts: fee-based contracts; percent-of-proceeds/index contracts; and keep-whole and wellhead purchase arrangements.
Based on our contracts, we have a long position in NGLs, natural gas and condensate and are sensitive to changes in commodity prices. Our operations of gathering, processing, compressing, transporting and storing natural gas, and the related operations of fractionating, transporting, storing and marketing of NGLs, create commodity price risk due to market fluctuations in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. You should read Item 1A. Risk Factors for risks associated with our business. Our business is dependent upon commodity prices and market demand for crude oil, natural gas and NGLs, which are beyond our control and have been, and may continue to be, volatile.
Our strategies for managing this commodity exposure and the related earnings and cash flow volatility include the following:

•	A significant portion of our income is generated from fee-based contracts.

•
We have negotiated terms in our percent-of-proceeds and keep-whole contracts that provide us with downside protection. These terms include volume tiers, pricing floors and provisions that reduce the likelihood that we would be required to operate at an economic loss.

•
We have a hedging program where we enter into derivative financial instruments to mitigate a portion of the risk of weakened natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. The commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges.

We sell NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices, including approximately 27% of our NGL production which was committed to Phillips 66 and Chevron Phillips Chemical, or CPChem as of December 31, 2016, the primary production commitment of which began a ratable wind down period in December 2014 and expires in January 2019. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.
We sell the residual natural gas (primarily methane) that results from processing natural gas, to marketers and end-users at market-based prices. End-users include large industrial companies, natural gas distribution companies and electric utilities. We market residue gas and NGLs through our wholly-owned marketing company. We also have storage capacity for residue gas of approximately 12 Bcf at our Spindletop natural gas storage facility.
Our Business Strategy
Our primary business objectives are to achieve sustained company profitability, a strong balance sheet and profitable growth thereby sustaining our cash distribution per unit. We intend to accomplish these objectives by prudently executing the following business strategies:
Improve Operational Performance. We believe our operating efficiency and reliability enhance our ability to attract new natural gas supplies by enabling us to offer more competitive terms, services and service flexibility to producers. We believe we have a complementary base of assets from which to further extract operating efficiencies, while continuing to provide superior customer service.
Contract Realignment. Through our contract realignment initiatives, we have grown our fee-based asset base. Under these fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas and fractionating, storing and transporting NGLs. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, our revenues from these arrangements would be reduced.
Targeted Growth. We intend to use our strategic asset base in the United States and our position as one of the largest gatherers of natural gas, and as the largest producer and marketer of NGLs in the United States, as a platform for future growth. We plan to grow our business by constructing new gathering lines, processing facilities and NGL pipeline infrastructure, and expanding existing infrastructure.
Pursue strategic third party acquisitions. We pursue economically attractive and strategic acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation.
Our Competitive Strengths
We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
Strategically Located Gas Gathering and Processing Operations.  Our assets are strategically located in areas with the potential for increasing our volume throughput and cash flow generation. We have operations in some of the largest natural gas producing regions in the United States: Permian Basin, Rocky Mountains, Midcontinent, Gulf Coast, East Texas, South Texas, Central Texas, and Antrim Shale. In addition, we operate one of the largest portfolios of natural gas processing plants in the United States. We provide an integrated package of logistics and marketing services to natural gas producers. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services that producers, marketers and others require to move natural gas and NGLs from wellhead to market on a cost-effective basis. Our gathering systems and processing plants are connected to several natural gas pipeline systems.
Integrated Logistics and Marketing Operations. We have connected our gathering and processing operations with more than 4,600 miles of NGL pipelines. This infrastructure offers our customers a competitive, integrated midstream service. We have strategically located NGL transportation pipelines in the Midcontinent, Rocky Mountains, East Texas, Gulf Coast, South Texas, Central Texas, and Permian Basin which are major NGL producing regions, NGL fractionation facilities in the Gulf Coast and an NGL storage facility in Michigan. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to large fractionation facilities, a petrochemical plant, a third party underground NGL storage facility and other markets along the Gulf Coast. Our NGL storage facility in Michigan is strategically adjacent to the Sarnia, Canada refinery and petrochemical corridor. We believe the strategic location of our assets coupled with their geographic diversity and our reputation for running our business reliably and effectively, presents us with continuing opportunities to provide competitive services to our customers and attract new natural gas production.
Stable cash flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. Growth in our fee-based earnings will reduce the impact of unhedged margins and allow us to continue to generate relatively stable cash flows. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps, settling through the first quarter of 2018.
Established Relationships with Oil, Natural Gas and Petrochemical Companies. We have long-term relationships with many of our suppliers and customers, and we expect that we will continue to benefit from these relationships.
Experienced Management Team. Our senior management team and board of directors have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through organic growth and the acquisition, optimization and integration of midstream assets.
Affiliation with DCP Midstream, LLC and its owners. Our relationship with DCP Midstream, LLC and its owners, Phillips 66 and Spectra Energy, should continue to provide us with significant business opportunities. Through our relationship with DCP Midstream, LLC and its owners, we believe our strong commercial relationships throughout the energy industry, including with major producers of natural gas and NGLs in the United States, will help facilitate the implementation of our strategies.
DCP Midstream, LLC has a significant interest in us through its ownership of an approximately 2% general partner interest, a 36% limited partner interest and all of our incentive distribution rights.

Midstream Natural Gas Industry Overview (Natural Gas Services and Logistics and Marketing)
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
Natural Gas Asset Based Trading and Marketing
Natural gas storage and pipeline assets are exposed to certain risks including changes in commodity prices. Commodity price risk related to gas storage and pipeline assets can be managed through commodity derivative hedging programs. The commercial activities related to gas storage and pipeline assets primarily consist of the purchase and sale of natural gas and associated time spreads and basis spreads. A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow a locked in margin supported by the injection, withdrawal, and storage capacity of natural gas storage assets. Basis spread transactions are executed to mitigate the risk of sale and purchase price differentials across a system. A basis spread transaction allows a locked in margin on physical purchases and sales of gas, including injections and withdrawals from storage. Swaps may be used to execute these transactions.

NGL Trading

NGL trading activity includes trading energy related products and services through the use of fixed forward sales and purchases, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and these operations may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.

Wholesale Propane Logistics

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
OUR OPERATING SEGMENTS
The following sections reflect our Natural Gas Services, NGL Logistics and Wholesale Propane Logistics business segments prior to the Transaction and are intended to provide operating context for the financial results for the year ended December 31, 2016 provided elsewhere in this Annual Report.
Our operations are organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics. A map representing the geographic location and type of our assets for each of these segments is set forth below. Additional maps detailing the individual assets can be found on our website at www.dcpmidstream.com. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Natural Gas Services Segment
General
Our Natural Gas Services segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers. These services include gathering, compressing, treating, processing, transporting and storing natural gas, and fractionating NGLs. These assets are positioned in certain areas with active drilling programs and opportunities for organic growth. Our Natural Gas Services segment owns or operates assets in seven states in the continental United States: Arkansas, Colorado, Louisiana, Michigan, Oklahoma, Texas and Wyoming. The assets in these states include our Eagle Ford system, our East Texas system, our DJ Basin system, our 40% limited liability company interest in the Discovery system located offshore and onshore in Southern Louisiana, our Southeast Texas system, our Michigan system, our Southern Oklahoma system, our Wyoming system, and our 75% operating interest in the Piceance system. This geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets will be an important factor for maintaining overall volumes and cash flow for this segment.
During 2016, the volume throughput on our assets was in excess of 2.4 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and also by contracting with undedicated producers who are operating in or around our gathering footprint. During 2016, the combined NGL production from our processing facilities was approximately 155,000 Bbls/d and was delivered and sold into various NGL takeaway pipelines or transported by truck.
Our natural gas systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems.
Gathering and Transmission Systems, Plants, Fractionators and Storage Facilities
The following is operating data for our systems prior to the Transaction:

2016 Operating Data
System	Ownership Interest	Plants	Approximate Gas Gathering and Transmission Systems (Miles)	Fractionators	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Approximate Natural Gas Storage Capacity (Bcf)	Natural Gas Throughput (MMcf/d) (a)	NGL Production (Bbls/d) (a)
Eagle Ford	100%	7(c)	5,490	3	1,175	—	753	65,680
East Texas	100%	3(c)	840	1	860	—	468	22,824
DJ Basin	100%	3(c)	—	—	395	—	395	47,162
Discovery (b)	40%	1(c)	560	1	240	—	228	7,892
Other	Various	7(c)	2,810	—	888	12	605	11,401
Total		21	9,700	5	3,558	12	2,449	154,959

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share for 2016 divided by 365 days.

(b)	Represents an asset operated by a third party.

(c)	Represents NGL extraction plants and the associated processing capacity.
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
Our East Texas system located near Carthage, Texas, includes a natural gas processing complex that is connected to its gathering system, as well as third party gathering systems, which gathers, transports, compresses, treats and processes natural gas and NGLs. Our East Texas facility may also fractionate NGLs, which can be marketed at nearby petrochemical facilities.
Our DJ Basin system consists of three gas processing plants in the Denver-Julesburg Basin, or DJ Basin, in Weld County, Colorado. Our DJ Basin system also connects to DCP Midstream, LLC plants and gathering systems and delivers NGLs to the Wattenberg, Front Range and Texas Express pipelines in our NGL Logistics segment. In the first quarter of 2016, we completed construction on our Grand Parkway gathering system.
We have a 40% interest in Discovery Producer Services LLC, or Discovery, with the remaining 60% owned by Williams Partners L.P. The Discovery system is operated by Williams Partners L.P. and offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Lafourche Parish, Louisiana. The Keathley Canyon Connector extension, is supported by long-term fee-based agreements with the Lucius and Hadrian South owners, as well as the Heidelberg and Hadrian North owners, for natural gas gathering, transportation and processing services for production from those fields. In addition, the pipeline system is in proximity to other high-potential deepwater Gulf of Mexico discoveries and prospects.

The following systems are included in Other:
•Our Southeast Texas system;
•Our Michigan system;
•The Northern Louisiana system which was sold on July 1, 2016, and included in the 2016 operating data through the period of ownership;
•Our Southern Oklahoma system;
•Our Wyoming system; and
•Our 75% interest in our Piceance system.
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
Our contracts with our producing customers in our Natural Gas Services segment are a mix of commodity sensitive percent-of-proceeds and percent-of-liquids contracts and non-commodity sensitive fee-based contracts. Our gross margin generated from percent-of-proceeds contracts is directly related to the price of natural gas, NGLs and condensate and our gross margin generated from percent-of-liquids contracts is directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is for three to five years or, in some cases, the life of the lease. As we negotiate new agreements and renegotiate existing agreements, this may result in a change in contract mix period over period. The largest percentage of volume at our Southern Oklahoma and Eagle Ford systems are processed under percent-of-proceeds contracts. The producer contracts at our East Texas and Southeast Texas systems are a combination of percent-of-proceeds and fee-based contracts. The majority of the contracts for our Piceance, DJ Basin and Michigan systems are fee-based. The DJ Basin system has in place a long-term fee-based processing agreement with DCP Midstream, LLC which provides us with a fixed demand charge on a portion of the plants' capacities and a throughput fee on all volumes processed. Our Wyoming system has a combination of percent-of-proceeds and fee-based contracts. Discovery has percent-of-liquids, fee-based and keep-whole contracts.
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
The following is operating data for our NGL Logistics segment prior to the Transaction:

2016 Operating Data
System	Ownership Interest	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate NGL Storage Capacity (MMBbls) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	33.33%	1,160	—	83	—	79	—
Southern Hills pipeline	33.33%	940	—	58	—	32	—
Texas Express pipeline (b)	10%	595	—	28	—	15	—
Wattenberg pipeline	100%	470	—	22	—	20	—
Front Range pipeline (b)	33.33%	450	—	50	—	34	—
Black Lake pipeline	100%	315	—	80	—	55	—
Panola pipeline (b)	15%	185	—	8	—	8	—
Other pipelines (c)	100%	135	—	62	—	46	—
Mont Belvieu Enterprise fractionator (b)	12.5%	—	1	28	—	—	28
Mont Belvieu 1 fractionator (b)	20%	—	1	32	—	—	21
DJ Basin fractionators	100%	—	2	15	—	—	11
Marysville storage facility	100%	—	—	—	8	—	—
Total		4,250	4	466	8	289	60

(a)	Represents total capacity or throughput allocated to our proportionate ownership share for 2016 divided by 365 days.

(b)	Represents an asset operated by a third party.

(c)	Includes our 100% interest in Seabreeze, Wilbreeze and other NGL pipelines.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline in which we owned a 33.33% interest in 2016, and following the Transaction, we now own a 66.67% interest and operate the pipeline, which is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub.

DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline in which we owned a 33.33% interest in 2016, and following the Transaction, we now own a 66.67% interest and operate the pipeline, which provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub.
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
The Wattenberg interstate NGL pipeline originates in the DJ Basin in Colorado and terminates near the Conway hub in Bushton, Kansas. The pipeline is connected to plants we acquired from DCP Midstream, LLC in the Transaction and our O'Connor plant in the DJ Basin.
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, is a raw NGL mix pipeline that originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to the O'Connor plant, Lucerne 1 plant and the Lucerne 2 plant, plants owned by DCP Midstream, LLC prior to the Transaction, and third party plants in the DJ Basin. Enterprise is the operator of the pipeline.
The Black Lake interstate NGL pipeline originates in northwestern Louisiana and terminates in Mont Belvieu, Texas. Black Lake receives NGLs from gas processing plants in northwestern Louisiana and southeastern Texas, including multiple third party plants, the Sand Hills pipeline and a third party storage facility. Black Lake delivers the NGLs it receives from these sources to fractionation plants in Mont Belvieu, Texas including our partially owned Enterprise and Mont Belvieu 1 fractionators as well as third party pipelines.
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
Our DJ Basin NGL fractionators in Colorado are located on processing plant sites that were owned and operated by DCP Midstream, LLC, prior to the Transaction, which delivers NGLs to the fractionators under a long-term fractionation agreement.
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
In 2016, the Southern Hills, Sand Hills, Texas Express, and Front Range pipelines had long-term, fee-based, ship-or-pay transportation agreements in place with affiliates of DCP Midstream, LLC as well as third party shippers. These NGL pipelines collect fee-based transportation revenue under regulated tariffs.
The Wattenberg pipeline is an open access pipeline with access to numerous gas processing facilities in the DJ Basin. Prior to the Transaction, the Wattenberg pipeline was supported by a long-term dedication and transportation agreement with a subsidiary of DCP Midstream, LLC whereby certain NGL volumes produced at several of DCP Midstream, LLC’s processing facilities were dedicated for transportation on the Wattenberg pipeline. We collect fee-based transportation revenue under our tariff.
DCP Midstream, LLC has historically been the largest active shipper on the Black Lake pipeline, accounting for approximately 66% of total throughput in 2016. The Black Lake pipeline generates revenue primarily through a FERC-regulated tariff.
DCP Midstream, LLC supplied certain committed NGLs to our DJ Basin NGL fractionators under fee-based agreements.

Our Marysville NGL storage facility serves wholesale propane customers, as well as refining and petrochemical customers, under one to three-year term storage agreements. Our revenues for this facility are primarily fee-based.
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
Propane Supply
Our wholesale propane business has a strategic network of supply arrangements under annual and multi-year agreements with index-based pricing. The remaining supply is purchased on month-to-month terms to match our anticipated sale requirements. Our primary suppliers of propane include a subsidiary of DCP Midstream, LLC, and MarkWest. We may also obtain supply from our NGL storage facility in Marysville, Michigan.
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
Customers and Contracts
We typically sell propane to propane distributors under annual sales agreements, negotiated each spring, that specify floating price terms that provide us a margin in excess of our floating index-based supply costs under our supply purchase arrangements. In the event that a propane distributor desires to purchase propane from us on a fixed price basis, we may enter into fixed price sales agreements with terms of generally up to one year. We manage this commodity price risk by purchasing and storing propane, entering into physical purchase agreements or entering into offsetting financial derivative instruments with third parties that generally match the quantities of propane subject to these fixed price sales agreements. We believe that our ability to help our clients manage their commodity price exposure by offering propane at a fixed price may lead to improved margins and a larger customer base. We provide storage services for other liquefied petroleum gases on a fee basis under a multi-year agreement. Historically, the majority of the gross margin generated by our wholesale propane business is earned in the heating season months of October through April, which corresponds to the general market demand for propane.
We had two third-party customers in our Wholesale Propane segment that accounted for greater than 10% of our segment revenues for the year ended December 31, 2016.

Competition
The wholesale propane business is highly competitive in the mid-Atlantic, upper Midwestern and Northeastern regions of the United States. Our wholesale propane business’ competitors include integrated oil and gas and energy companies, interstate and intrastate pipelines, as well as marketers and other wholesalers.
Other Segment Information
For additional information on our segments, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
We have no revenue attributable to international activities.
REGULATORY AND ENVIRONMENTAL MATTERS
The following section reflects our Regulatory and Environmental Matters existing subsequent to the Transaction
Safety and Maintenance Regulation
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
We currently estimate we will incur between $16 million and $20 million between 2017 and 2021 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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
FERC and State Regulation of Operations
FERC regulation of interstate natural gas pipelines, the marketing and sale of natural gas in interstate commerce and the transportation of NGLs in interstate commerce may affect certain aspects of our business and the market for our products and services. Regulation of gathering systems and intrastate transportation of natural gas and NGLs by state agencies may also affect our business.
Interstate Natural Gas Pipeline Regulation
Our Cimarron River, Discovery, and Dauphin Island Gathering Partners systems, or portions thereof, are some of our natural gas pipeline assets that are subject to regulation by FERC, under the Natural Gas Act of 1938, as amended, or NGA. Natural gas companies subject to the NGA may only charge rates that have been determined to be just and reasonable. In addition, FERC authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce includes:

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
In addition, EPACT 2005 gave FERC increased penalty authority for violations of the NGA and FERC's rules and regulations thereunder. FERC may issue civil penalties of up to $1 million per day per violation, and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison. FERC may also order disgorgement of profits obtained in violation of FERC rules. FERC relies on its enforcement authority in issuing a number of natural gas enforcement actions. Failure to comply with the NGA and FERC's rules and regulations thereunder could result in the imposition of civil penalties and disgorgement of profits.
Intrastate Natural Gas Pipeline Regulation
Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to provide service that is not unduly discriminatory and to file and/or seek approval of their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, our Guadalupe system is an intrastate pipeline regulated as a gas utility by the Railroad Commission of Texas. To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates and terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the Natural Gas Policy Act, or NGPA. Certain of our systems are subject to FERC jurisdiction under Section 311 of the NGPA for their interstate transportation services. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Non-compliance with FERC's rules and regulations established under Section 311 of the NGPA, including failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the imposition of civil and criminal penalties. Among other matters, EPACT 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1 million for any one violation and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison.
Gathering Pipeline Regulation
Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We believe that our natural gas gathering facilities meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services continues to be a current issue in various FERC proceedings with respect to facilities that interconnect gathering and processing plants with nearby interstate pipelines, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental, and, in many circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
Sales of Natural Gas
The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. However, with regard to our interstate purchases and sales of natural gas, and any related hedging activities that we undertake, we are required to observe anti-market manipulation laws and related regulations enforced by FERC and/or the Commodity Futures Trading Commission, or CFTC. Should we violate the anti-market manipulation laws and regulations, in additional to civil and criminal penalties, we could be subject to related third party damage claims by, among others, market participants, sellers, royalty owners and taxing authorities.
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
Interstate NGL Pipeline Regulation
Certain of our pipelines, including Sand Hills and Southern Hills, are common carriers that provide interstate NGL transportation services subject to FERC regulation. FERC regulates interstate common carriers under its Oil Pipeline Regulations, the Interstate Commerce Act of 1887, as amended, or ICA, and the Elkins Act of 1903, as amended. FERC requires that common carriers file tariffs containing all the rates, charges and other terms for services provided by such pipelines. The ICA requires that tariffs apply to the interstate movement of NGLs, as is the case with the Sand Hills, Southern Hills, Black Lake, Wattenberg and Front Range pipelines. Pursuant to the ICA, rates must be just, reasonable, and nondiscriminatory, and can be challenged at FERC either by protest when they are initially filed or increased or by complaint at any time they remain on file with FERC.

In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables petroleum pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2015, the indexing methodology for the five years beginning July 1, 2016 was changed to be the Producer Price Index for Finished Goods plus 1.23 percent. The previous five-year period utilized the Producer Price Index for Finished Goods plus 2.65 percent. Pipelines may charge up to the calculated ceiling level for their transportation rates, and typically adjust their rates July 1 annually, when the new inflation index and ceiling levels are calculated. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT (see below) below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. Because of the change in indexing methodology effective July 1, 2016 and the trends in the producer price index, the ceiling levels calculated for our interstate NGL pipelines may be subject to decrease, which occurred in 2016 and resulted in the decrease in the tariff rates for many such pipelines.
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

On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking, which presented significant changes to the indexing mechanism and reporting requirements of common carriers subject to FERC’s jurisdiction under the ICA. The proposed changes to the indexing methodology, would prohibit an increase in a common carrier’s ceiling level and rates if a complaint was filed and the return as reported by the common carrier in two previous annual reports exceeded a predetermined threshold. Additionally, the FERC proposed multiple changes to its annual reporting requirements. We cannot predict the outcome of the proceeding, but the proposal, if implemented, could adversely impact future rate increases of our common carriers and place additional administration and reporting burdens on our business.
Intrastate NGL Pipeline Regulation
NGL and other common carrier petroleum pipelines that provide intrastate transportation services are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file tariffs and their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, certain of our pipelines have tariffs filed with the Railroad Commission of Texas for their intrastate NGL transportation services.
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
As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring the acquisition of permits to conduct regulated activities and imposing obligations in those permits that reduce or limit impacts to the environment;

•	restricting the way we can handle or dispose of our wastes;

•	limiting or prohibiting construction or operational activities in sensitive areas such as wetlands, coastal regions or areas inhabited by threatened and endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with permits issued pursuant to such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil, or potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining or affecting future operations. Certain environmental statutes impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, or in some cases hydrocarbons, have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or personal injury allegedly caused by the release of substances or other waste products into the environment.
The trend in environmental regulations is to expand them, placing more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations, participate as applicable in the public process to ensure such new requirements are well founded and reasonable or to revise them if they are not, and to manage the costs of such compliance. We also actively participate in industry groups that help formulate recommendations for addressing existing or future regulations.
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. Below is a discussion of the more significant environmental laws and regulations that relate to our business.
Impact of Air Quality Standards and Climate Change
A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs, which can include methane, and, depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from downstream combustion of fuels (e.g., oil or natural gas) that we process, or we may otherwise be required by regulation to take steps to reduce emissions of GHGs. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, particularly the Prevention of Significant Deterioration program and Title V permitting. These requirements for stationary sources took effect on January 2, 2011; however, in June 2014 the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a federal air permit based solely on emissions of greenhouse gases, but major sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. The EPA proposed a rule in 2016 to comply with the U.S. Supreme Court’s ruling by limiting the requirement to obtain permits addressing emissions of greenhouse gases to large sources of other air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 equivalent (or modifications of these sources that result in an emissions increase of 75,000 tons per year or more of CO2). The EPA has also published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the oil and gas sector starting with the 2016 reporting year. In June 2016, the EPA published final new source performance standards for methane (a greenhouse gas) from new and modified oil and gas sector sources. These regulations expand upon the 2012 EPA rulemaking for oil and gas equipment-specific emissions controls, for example, regulating well head production emissions with leak detection and repair requirements, pneumatic controllers and pumps requirements, compressor requirements, and instituting leak detection and repair requirements for natural gas compressor and booster stations. In October 2015, the EPA finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act. The EPA also finalized in October 2016 Control Techniques Guidelines for emissions of volatile organic compounds from oil and gas sector sources to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions. The permitting, regulatory compliance and reporting programs, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, or solid or hazardous wastes, including petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum and natural gas production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, may in the future be designated by the EPA as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our maintenance capital expenditures and operating expenses.
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

The Oil Pollution Act of 1990, or OPA, which is part of the Clean Water Act, addresses prevention, containment and cleanup, and liability associated with oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including natural gas gathering and processing facilities, terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our operations or financial condition.
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
Employees
We do not have any employees. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, or the General Partner, which is 100% owned by DCP Midstream, LLC. Following the consummation of the Transaction, approximately 2,650 employees of DCP Services, LLC, a wholly-owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us. For additional information, refer to “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence - Services Agreement” in this Annual Report on Form 10-K.
General
We make certain filings with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge through our website, www.dcpmidstream.com, as soon as reasonably practicable after they are filed with the SEC. The filings are also available through the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov. Our annual reports to unitholders, press releases and recent analyst presentations are also available on our website. We have also posted our code of business ethics on our website.

Item 1A. Risk Factors
The following section reflects our Risk Factors existing subsequent to the Transaction
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K in evaluating an investment in our common units.

If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially affected. In that case, we might not be able to pay the minimum quarterly distribution on our common units, the trading price of our common units could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our cash flow is affected by natural gas, NGL and crude oil prices.

Our business is affected by natural gas, NGL and crude oil prices. In the past, the prices of natural gas, NGLs and crude oil have been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced significant volatility during 2016, as illustrated by the following table:

	Year Ended December 31, 2016		December 31, 2016
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$3.93	$1.64	$3.72
NGLs ($/Gallon)	$0.65	$0.30	$0.64
Crude Oil ($/Bbl)	$54.06	$26.21	$53.72

Natural gas liquids prices have softened in relation to crude prices. Natural gas and natural gas liquids prices are currently below levels seen in recent years due to increased supplies and higher inventory levels. A decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.

During periods of natural gas price decline and/or if the price of NGLs and crude oil declines, the level of drilling activity could decrease further. When combined with a reduction of cash flow resulting from lower commodity prices, a reduction in our producers’ borrowing base under reserve-based credit facilities and lack of availability of debt or equity financing for our producers may result in a significant reduction in our producers’ spending for crude oil and natural gas drilling activity, which could result in lower volumes being transported on our pipeline systems. Other factors that impact production decisions include the ability of producers to obtain necessary drilling and other governmental permits and regulatory changes. Because of these factors, even if new natural gas reserves are discovered in areas served by our assets, producers may choose not to develop those reserves. If we are not able to obtain new supplies of natural gas to replace the declines resulting from reductions in drilling activity, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows and our ability to make cash distributions.

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

We periodically evaluate goodwill and long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in evaluating whether events and circumstances are present that indicate an impairment may have occurred. If we believe an impairment may have occurred judgments are then applied in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. To perform the impairment assessment for goodwill, we primarily use a discounted cash flow analysis, supplemented by a market approach analysis. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted volumes and commodity prices), as well as historical and other factors. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. We have no natural gas supplier representing 10% or more of our total natural gas and NGLs supply following the Transaction. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

Our ability to manage and grow our business effectively could be adversely affected if we or DCP Midstream, LLC and its subsidiaries fail to attract and retain key management personnel and skilled employees.

We rely on our executive management team to manage our day-to-day affairs and establish and execute our strategic business and operational plans. This executive management team has significant experience in the midstream energy industry. The loss of any of our executives or the failure to fill new positions created by expansion, turnover or retirement could adversely affect our ability to implement our business strategy. In addition, our operations require engineers, operational and field technicians and other highly skilled employees. Competition for experienced executives and skilled employees is intense and increases when the demand from other energy companies for such personnel is high. Our ability to execute on our business strategy and to grow or continue our level of service to our current customers may be impaired and our business may be adversely impacted if we or DCP Midstream, LLC and its subsidiaries are unable to attract, train and retain such personnel, which may have an adverse effect on our results of operations and ability to make cash distributions.

A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.

     In January 2017, our credit rating was lowered and the cost of borrowing under our Amended and Restated Credit Agreement increased. The further lowering of our credit rating could further increase our cost of borrowing under our Amended and Restated Credit Agreement and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt.

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

The outstanding senior notes and junior subordinated notes, or notes, are unsecured obligations of our operating subsidiary, DCP Midstream Operating, LP, or DCP Operating, and are not guaranteed by any of our subsidiaries. As a result, our notes are effectively junior to DCP Operating’s existing and future secured debt and to all debt and other liabilities of its subsidiaries.

The 2.50% Senior Notes due 2017, 2.70% Senior Notes due 2019, 9.75% Senior Notes due 2019, 5.35% Senior Notes due 2020, 4.75% Senior Notes due 2021, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, 8.125% Senior Notes due 2030, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2016, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties. However, such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

In addition, because our notes and our guarantees of our notes are unsecured, holders of any secured indebtedness of us would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of our notes. Currently, we do not have any secured indebtedness. Although the indentures governing our notes places some limitations on our ability to create liens securing debt, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If we incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on our notes. Consequently, any such secured indebtedness would effectively be senior to our notes and our guarantee of our notes, to the extent of the value of the collateral securing the secured indebtedness. In that event, our noteholders may not be able to recover all the principal or interest due under our notes.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

As of December 31, 2016, our consolidated principal indebtedness was $2,270 million and, as of February 3, 2017, after giving effect to the Transaction, our consolidated principal indebtedness was $5,225 million. Our significant indebtedness and the additional debt we may incur in the future for potential acquisitions may adversely affect our liquidity and therefore our ability to make interest payments on our notes.

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

We hedge a portion of our commodity risk and our interest rate risk. In its rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, the Commodities Futures Trading Commission, or CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2016, the CFTC reproposed rules that place limits on speculative positions in certain physical commodity futures and options contracts and their "economically equivalent" swaps, including NYMEX Henry Hub Natural Gas and NYMEX Light Sweet Crude Oil contracts, subject to exceptions for certain bona fide hedging transactions. The comment period for these new rules closes on February 28, 2017. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the reproposed rules, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, and as a result, we do not expect our hedging activity to be subject to mandatory clearing. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

We currently estimate that we will incur between $16 million and $20 million between 2017 and 2021 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

Certain states in which we operate have adopted or are considering adopting measures that could impose new or more stringent requirements on oil and gas exploration and production activities. For example, the Colorado Oil and Gas Conservation Commission has adopted regulations to provide a mechanism for greater local government involvement in the siting and permitting of oil and gas production facilities, despite local government activists’ derision of the regulations as doing nothing to alleviate their concerns regarding the encroachment of oil and gas operations on urban areas. Although the Colorado Supreme Court recently struck down local government prohibitions on hydraulic fracturing as being preempted by state law and unenforceable, local governments may continue to pass ordinances and private individuals may continue to sponsor citizen initiatives to limit hydraulic fracturing, increase mandatory setbacks of oil and gas operations from occupied structures, and achieve more restrictive state or local control over such activities.

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

Other jurisdictions are also considering policy measures that could have a direct impact on our ability to operate. In Oklahoma, legislation may be reintroduced in 2017 to extend the authority of the Oklahoma Corporation Commission to consider setting rates and terms and conditions of service for natural gas processing activities, and in Texas, independent producers have threatened to pursue legislation to authorize similar regulatory oversight by the Texas Railroad Commission. Also in Texas, surface owners are promoting the reintroduction of legislation introduced but not acted upon in 2015, which would award attorney’s fees and costs to landowners who receive final compensation pursuant to a condemnation proceeding that exceeds 120% of the final offer made by a condemnor. Accordingly, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

We may incur significant costs and liabilities in the future resulting from a failure to comply with existing or new environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (2) the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws that impose requirements for the management, storage and disposal of solid and hazardous waste from our facilities; (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; (4) the Clean Water Act and the Oil Pollution Act, and comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to Waters of the United States and regulated state waters; and (5) state laws that impose requirements on the response to and remediation of hydrocarbon releases to soil and managing related wastes. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining or affecting future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict liability and joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

There is inherent risk of the incurrence of environmental costs and liabilities in our business due to our handling of natural gas, NGLs and other petroleum products, air emissions related to our operations, and historical industry operations and waste management and disposal practices. For example, an accidental release from one of our facilities could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, governmental claims for natural resource damages or imposing fines or penalties for related violations of environmental laws, permits or regulations. In addition, it is possible that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. We may not be able to recover some or any of these costs from insurance or third-party indemnification.

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

In addition, the rates, terms and conditions of some of the transportation services we provide on certain of our pipeline systems are subject to FERC regulation under Section 311 of the NGPA. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest.

Several of our pipelines are interstate transporters of NGLs and are subject to FERC jurisdiction under the Interstate Commerce Act and the Elkins Act. The base interstate tariff rates for our NGL pipelines are determined either by a FERC cost-of-service proceeding or by agreement with an unaffiliated party, and adjusted annually through the FERC’s indexing methodology. The NGL pipelines may also provide incentive rates, which offer tariff rates below the base tariff rates for high volume shipments.

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

The interstate tariff rates of certain of our pipelines are subject to review and possible adjustment by federal regulators.

FERC, pursuant to the NGA, regulates many aspects of our interstate natural gas pipeline transportation service, including the rates our pipelines are permitted to charge for such service. Under the NGA, interstate transportation rates must be just and reasonable and not unduly discriminatory. If FERC fails to permit our requested tariff rate increases, or if FERC lowers the tariff rates we are permitted to charge, on its own initiative, or as a result of challenges raised by customers or third parties, our tariff rates may be insufficient to recover the full cost of providing interstate transportation service. In certain circumstances, FERC also has the power to order refunds.

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

The transportation rates for our NGL pipelines that provide interstate transportation services, our interstate natural gas pipelines, and our intrastate pipelines that provide interstate services under Section 311 of the NGPA could be adversely impacted by potential changes to FERC’s income tax allowance policy for partnership pipelines.

Under current policy, FERC permits pipelines to include, in the cost-of-service used as the basis for calculating the pipeline’s regulated rates, a tax allowance reflecting the actual or potential income tax liability on public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Under current policy, whether a pipeline’s owners have such actual or potential income tax liability is reviewed by FERC on a case-by-case basis, and our pipelines’ ability to recover an income tax allowance in a cost-of-service proceeding before FERC is subject to this review and potentially impacted by ultimate partnership ownership. On December 15, 2016, FERC issued a Notice of Inquiry (NOI) regarding its income tax recovery policy following a decision by the U.S. Court of Appeals for the D.C. Circuit, issued in July 2016, that found FERC did not demonstrate there is no double recovery of income taxes for a partnership owned pipeline as a result of the income tax allowance and return on equity policies in a cost-of-service proceeding for an oil pipeline. While the Court of Appeals remand to FERC focused on a specific case, FERC’s issuance of an NOI seeks comments on how to address any double-recovery of income taxes and also broader industry comments related to the impact on all regulated industries, including natural gas pipelines, oil pipelines and electric utilities. We cannot predict the outcome of this proceeding, but any shift in policy could impact future rate proceedings for our pipelines organized as partnerships and could adversely affect our revenues for our rates calculated using a cost-of-service methodology.

Spills and their aftermath could lead to additional governmental regulation of the offshore exploration and production industry, which may result in substantial cost increases or delays in our offshore natural gas gathering activities.

In April 2010, a deepwater exploration well located in the Gulf of Mexico, owned and operated by companies unrelated to us, sustained a blowout and subsequent explosion leading to the leaking of hydrocarbons. In response to this event, certain federal agencies and governmental officials ordered additional inspections of deepwater operations in the Gulf of Mexico. On May 28, 2010, a six-month federal moratorium was implemented on all offshore deepwater drilling projects. On October 12, 2010, the Department of the Interior announced it was lifting the deepwater drilling moratorium. Despite the fact that the drilling moratorium was lifted, this spill and its aftermath has led to additional governmental regulation of the offshore exploration and production industry, such as the Bureau of Ocean Energy Management's July 2016 imposition of more rigorous financial assurance and risk management requirements relating to decommissioning liabilities for outer continental shelf lessees, and delays in the issuance of drilling permits, which may result in volume impacts, cost increases or delays in our offshore natural gas gathering activities, which could materially impact Discovery’s operations, including Keathley Canyon, and our business, financial condition and results of operations.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules further establish new requirements for detection and repair of VOC leaks exceeding 500 parts per million in concentration at new or modified natural gas processing plants. The EPA made certain revisions to the regulation from 2013 to 2015, and the regulation is also the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in January 2015, the EPA announced its intention to expand existing NSPS regulations for new or modified sources of VOCs and to include methane emissions, and institute Control Techniques Guidelines for VOC emissions reductions related to ozone non-attainment areas, as part of the EPA’s strategy to reduce methane and ozone-forming VOC emissions from the oil and gas industry. These regulations and guidelines were finalized by EPA in June and October 2016, respectively, and are intended to be instituted by the EPA over the course of 2016 to 2019. Among other things, these regulations impose leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, impose additional emission reduction requirements on specific pieces of oil and gas equipment, and they are a regulatory pre-condition to EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. This regulation is the subject of a Petition for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In a related action, in November 2016, EPA issued oil and natural gas companies a final information request as part of an effort to develop standards under the Clean Air Act NSPS provisions for methane and other emissions from existing sources in the oil and natural gas industry. The request requires companies to provide EPA with a wide range of information related to operations, equipment, and emissions controls within 180 days of receipt. It is unclear whether the incoming Trump Administration will proceed with developing an existing source rule based on the information collected through this request. Relatedly, in October 2015, the EPA revised and lowered the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to 70 parts per billion, which is likely to result in more, and expanded, ozone non-attainment areas, which in turn will require states to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas industry. Persistent non-attainment status, for example for ozone, can result in lower major source permitting thresholds, making it more costly and complex to site and permit major new or modified facilities. In October 2016, the EPA finalized Control Techniques Guidelines for VOC emissions from existing oil and natural gas equipment and processes in moderate ozone non-attainment areas. These Control Technique Guidelines provide recommendations for states and local air agencies to consider when determining what emissions requirements apply to sources in the non-attainment areas. These regulations could require modifications to the operations of our natural gas exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have recently been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. Some of these proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. Legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, the President announced a climate action plan that targets methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA finalized new source performance standards for methane emissions (a greenhouse gas) from new and modified oil and gas industry sources. The EPA also finalized in October 2016 Control Techniques Guidelines for emissions of VOCs from oil and gas industry sources in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and, relatedly, in October 2015, the EPA finalized a regulation reducing the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act. The EPA in 2011 issued permitting rules for sources of greenhouse gases; however, in June 2014, the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. Under the Court ruling and the EPA's subsequent proposed rules, major sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. Further, the EPA also has issued rules requiring reporting of greenhouse gas, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, the EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas that we gather, process and transport.

Certain of our customers' natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, fracturing is excluded from regulation unless the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. The EPA has finalized various regulatory programs directed at hydraulic fracturing. For example, in June 2016, the EPA issued regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly-owned treatment works. The EPA also expanded, as discussed herein, existing Clean Air Act new source performance standards for new and modified air emissions sources, and finalized Control Techniques Guidelines for existing sources in ozone non-attainment areas, to reduce emissions of methane or VOCs from oil and gas sources, including drilling and production processes. The adoption of new federal laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the EPA has studied the potential adverse impact that each stage of hydraulic fracturing may have on the environment; the EPA released a final assessment report of the potential impacts of hydraulic fracturing on drinking water resources in December 2016. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells. Under a recent settlement agreement, the EPA will decide by March 2019 whether to initiate rulemaking governing the disposal of wastewater from oil and natural gas development.

In addition, federal agencies have recently initiated certain other regulatory initiatives or reviews of certain aspects of hydraulic fracturing that could further increase our natural gas exploration and production customer’s costs and decrease their levels of production. On March 26, 2015, the federal Bureau of Land Management, or BLM, finalized regulations requiring disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands, and added requirements on the use of hydraulic fracturing techniques and management of produced water on these lands, which regulation was overturned by the U.S. District Court of Wyoming on June 21, 2016. On November 18, 2016, the BLM finalized regulations to, among other things, curtail the flaring during the production of natural gas and oil on Native American Indian and other federal lands, which affects how hydraulically fractured wells are developed and operated. The U.S. District Court denied a preliminary injunction sought by industry groups and the regulation went into effect on January 17, 2017; however, legal challenge to the rule continues, and the U.S. House of Representatives is considering legislation to invalidate the regulation. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our natural gas exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

Construction of new assets is subject to regulatory, environmental, political, legal, economic, civil protest, and other risks that may adversely affect our financial results.

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems or propane terminals involves numerous regulatory, environmental, political and legal and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. For example, civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may lead to increased legislative and regulatory initiatives and review at federal, state, and local levels of government that could prevent or delay the construction of such infrastructure and realization of associated revenues. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering, transportation and propane terminal assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines, expand our network of propane terminals, or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering, transportation and propane terminal assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas, NGLs, or propane. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies such as steel increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

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

Historically, a principal focus of our strategy was to continue to grow the per unit distribution on our units by expanding our business. However, with the downturn in the energy industry caused by the volatility in the commodity prices we are currently focusing on sustaining the per unit distribution on our units. The Transaction resulted in significant growth of the partnership, but also in the loss of certain future drop-down opportunities from DCP Midstream, LLC. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

Dropdowns and acquisitions, including the Transaction, may not be beneficial to us.
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

Most of our propane purchases are made under supply contracts that are annual or multi-year agreements and provide various index-based pricing formulas. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our two primary suppliers of propane, one of which is an affiliated entity, represented approximately 95% of our propane supplied during the year ended December 31, 2016. In the event that we are unable to purchase propane from our significant suppliers due to their failure to perform under contractual obligations or otherwise, replace terminated or expired supply contracts, or if there are domestic or international supply disruptions, our failure to obtain alternate sources of supply at competitive prices and on a timely basis would affect our ability to satisfy customer demand, reduce our revenues and adversely affect our results of operations. In addition, if we are unable to transport propane supply to our terminals, our ability to satisfy customer demand, our revenue and results of operations would be adversely affected.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	the cost and form of payment for acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets at reasonable rates;

•	restrictions contained in our credit agreement and the indentures governing our notes;

•	the timing of our producers' obligations to make volume deficiency payments to us;

•	the amount of cash distributions we receive from our equity interests;

•	the amount of cost reimbursements to our general partner;

•	the amount of cash reserves established by our general partner; and

•	new, additions to and changes in laws and regulations.

We have partial ownership interests in various joint ventures, including Southern Hills, Sand Hills, Discovery, the Mont Belvieu fractionators, Texas Express, Front Range and Panola which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.

Our inability, or limited ability, to control the operations and management of joint ventures in which we have a partial ownership interest may mean that we will not receive the amount of cash we expect to be distributed to us. In addition, for joint ventures in which we have a minority ownership interest, we will be unable to control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund. Specifically,

•	we have limited ability to control decisions with respect to the operations of these joint ventures, including decisions with respect to incurrence of expenses and distributions to us;

•	these joint ventures may establish reserves for working capital, capital projects, environmental matters and legal proceedings which would otherwise reduce cash available for distribution to us;

•	these joint ventures may incur additional indebtedness, and principal and interest made on such indebtedness may reduce cash otherwise available for distribution to us; and

•
these joint ventures may require us to make additional capital contributions to fund working capital and capital expenditures, our funding of which could reduce the amount of cash otherwise available for distribution.

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

We rely on the cash flow generated from our midstream energy businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, propane, condensate and NGLs. Due to our lack of diversification in industry type, an adverse development in one of these businesses, may have a significant impact on our company.

The amount of natural gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport, sell and store, may be reduced if the pipelines and storage fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the natural gas or NGLs.
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

DCP Midstream, LLC owns and controls our general partner. Some of our general partner’s directors and all of its executive officers are directors or executive officers of DCP Midstream, LLC or its owners. Therefore, conflicts of interest may arise between DCP Midstream, LLC and its affiliates and our unitholders. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Neither our partnership agreement nor the Services and Employee Secondment Agreement, or the Services Agreement, between us and DCP Midstream, LLC prohibits DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Phillips 66 and Spectra Energy, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be material.

Pursuant to the Services Agreement, DCP Midstream, LLC and its affiliates will receive reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services will be material. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. These factors may reduce the amount of cash otherwise available for distribution to our unitholders.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2016, our general partner and its affiliates owned approximately 21% of our outstanding common units and, immediately following the Transaction, our general partner and its affiliates owned approximately 37% of our outstanding common units.

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

Our assets include a 40% interest in the Discovery system, a 33.33% interest in Front Range, a 20% interest in the Mont Belvieu 1 fractionator, a 15% interest in Panola, a 12.5% interest in the Mont Belvieu Enterprise fractionator and a 10% interest in Texas Express, which, along with certain of our other assets, may be deemed to be “investment securities” within the meaning of the Investment Company Act of 1940. In the future, we may acquire additional minority owned interests in joint ventures that could be deemed "investment securities." If a sufficient amount of our assets are deemed to be “investment securities” within the meaning of the Investment Company Act, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contract rights to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us or our affiliates. The occurrence of some or all of these events may have a material adverse effect on our business.

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

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for us to meet the exception that allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in our common units. The U.S. Treasury Department issued final regulations interpreting the scope of activities that generate qualifying income under Section 7704 of the Internal Revenue Code of 1986, as amended, or the Code. We believe that the income we currently treat as qualifying income satisfies the requirements for qualifying income under the final regulations.

Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation, which would reduce the cash available for distribution to our unitholders. For example, we are required to pay the State of Texas a margin tax that is assessed at 0.75% of taxable margin apportioned to Texas. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels will be adjusted to reflect the impact of that law on us.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

We experienced a tax technical termination as of December 30, 2016. Our termination, among other things, resulted in the closing of our taxable year for all unitholders, which will result in us filing two tax returns (and our unitholders could receive two Schedule K-1s if relief from the IRS is not granted, as described below) for one calendar year. The termination also is expected to result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Under current law, the termination does not affect our classification as a partnership for federal income tax purposes, but instead, after our termination we are treated as a new partnership for tax purposes. As a new partnership, we must make new tax elections. The IRS has announced a relief procedure for publicly traded partnerships that terminate in this manner, whereby if a publicly traded partnership that has terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year, notwithstanding two partnership tax years resulting from the termination. We are in the process of securing the special relief from the IRS and expect to issue one Schedule K-1 to our unitholders for the tax year ended December 31, 2016.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
For details on our plants, fractionation and storage facilities, propane terminals and pipeline systems, please read “Item 1 Business - Our Business”. We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.
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
Our principal executive offices are located at 370 17th Street, Suite 2500, Denver, Colorado 80202, our telephone number is 303-595-3331 and our website address is www.dcpmidstream.com.

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
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus (i) from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) from federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) from state and federal regulatory officials regarding the emission of greenhouse gases which could impose regulatory burdens and increase the cost of our operations. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
On January 23, 2017, in connection with the Name Change, the ticker symbol for our common units representing limited partner interests listed on the New York Stock Exchange, or the NYSE, was changed from "DPM" to "DCP".
The following table sets forth intra-day high and low sales prices of the common units, as reported by the NYSE, as well as the amount of cash distributions declared per quarter for 2016 and 2015.

Quarter Ended	High	Low	Distribution Per Common Unit
December 31, 2016	39.43	31.03	0.78
September 30, 2016	36.21	31.23	0.78
June 30, 2016	38.15	24.70	0.78
March 31, 2016	28.53	15.09	0.78

December 31, 2015	30.00	19.26	0.78
September 30, 2015	34.04	22.04	0.78
June 30, 2015	41.75	30.43	0.78
March 31, 2015	47.71	35.10	0.78
As of February 3, 2017, there were approximately 42 unitholders of record of our common units. This number does not include unitholders whose units are held in trust by other entities.
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
General Partner Interest and Incentive Distribution Rights - As of December 31, 2016, the general partner was entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of 1.7%. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest.
The incentive distribution rights held by our general partner entitle it to receive an increasing share of Available Cash as pre-defined distribution targets have been achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. Our general partner’s incentive distribution rights have not been reduced as a result of our common unit offerings, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Notwithstanding the foregoing, on January 1, 2017, the General Partner, in its capacity as the general partner of the partnership, entered into the Third Amendment to the Partnership Agreement. The Third Amendment to the Partnership Agreement includes terms that amend the Partnership Agreement to cause the incentive distributions payable to the holders of the partnership’s incentive distribution rights with respect to the fiscal years 2017, 2018 and 2019 to, in certain circumstances, be reduced in an amount up to $100 million per fiscal year as necessary to provide that the Distributable Cash Flow of the partnership (as adjusted) during such year meets or exceeds the amount of distributions made by the partnership (as adjusted) to the partners of the partnership with respect to such year.
Please read the Distributions of Available Cash section in Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.
On January 26, 2017, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.78 per unit, which was paid on February 14, 2017, to unitholders of record on February 7, 2017, except that the owners of the partnership's general partner will receive distributions on the units issued on January 1, 2017 beginning with the first quarter 2017 declared distribution.
Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.
Item 6. Selected Financial Data
The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from our consolidated financial statements. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.
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

The following table shows our selected financial and operating data for the periods and as of the dates indicated, which is derived from our consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014 (a)	2013 (a)	2012 (a)
	(Millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, propane, NGLs and condensate	$1,093	$1,442	$3,143	$2,763	$2,520
Transportation, processing and other	424	371	345	271	234
(Losses) gains from commodity derivative activity, net (b) (c)	(20)	85	154	17	70
Total operating revenues	1,497	1,898	3,642	3,051	2,824
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	946	1,246	2,795	2,426	2,215
Operating and maintenance expense	183	214	216	215	197
Depreciation and amortization expense	122	120	110	95	91
General and administrative expense	88	85	64	63	75
Goodwill impairment	—	82	—	—	—
Other expense, net	7	4	3	8	—
Gain on sale of assets	(47)	—	—	—	—
Total operating costs and expenses	1,299	1,751	3,188	2,807	2,578
Operating income	198	147	454	244	246
Interest expense	(94)	(92)	(86)	(52)	(42)
Earnings from unconsolidated affiliates (d)	214	173	75	33	26
Income before income taxes	318	228	443	225	230
Income tax benefit (expense)	—	5	(6)	(8)	(1)
Net income	318	233	437	217	229
Net income attributable to noncontrolling interests	(6)	(5)	(14)	(17)	(13)
Net income attributable to partners	$312	$228	$423	$200	$216
Net income attributable to predecessor operations (e)	—	—	(6)	(25)	(51)
General partner interest in net income	(124)	(124)	(114)	(70)	(41)
Net income allocable to limited partners	$188	$104	$303	$105	$124
Net income per limited partner unit-basic and diluted	$1.64	$0.91	$2.84	$1.34	$2.28

		Year Ended December 31,
	2016	2015	2014 (a)	2013 (a)	2012 (a)
	(Millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$3,272	$3,476	$3,347	$3,046	$2,592
Total assets	$5,161	$5,477	$5,722	$4,567	$3,645
Accounts payable	$139	$117	$223	$275	$223
Long-term debt	$1,750	$2,424	$2,044	$1,590	$1,620
Partners’ equity	$2,601	$2,772	$2,993	$1,985	$1,447
Noncontrolling interests	$32	$33	$33	$228	$189
Total equity	$2,633	$2,805	$3,026	$2,213	$1,636

Other Information:
Cash distributions declared per unit	$3.1200	$3.1200	$3.0525	$2.8630	$2.7000
Cash distributions paid per unit	$3.1200	$3.1200	$3.0050	$2.8200	$2.6600

(a)
Includes the effect of the following acquisitions prospectively from their respective dates of acquisition: (1) the remaining 49.9% interest in East Texas acquired from DCP Midstream, LLC in January 2012; (2) a 10% ownership interest in the Texas Express Pipeline acquired from Enterprise Products Partners, L.P. in April 2012; (3) a 12.5% interest in the Enterprise fractionator and a 20% interest in the Mont Belvieu 1 fractionator, acquired from DCP Midstream, LLC in July 2012; (4) the Crossroads processing plant and 50% interest in CrossPoint Pipeline, LLC, acquired from Penn Virginia Resource Partners, L.P. in July 2012; (5) the O'Connor plant acquired from DCP

Midstream, LLC in August 2013; (6) the Front Range pipeline acquired from DCP Midstream, LLC in August 2013 and (7) a 33.33% interest in each the Southern Hills and Sand Hills pipelines, acquired from DCP Midstream, LLC in March 2014.

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

(c)
Prior to the acquisition of the remaining 49.9% limited liability company interest in East Texas in January 2012, we hedged our proportionate ownership of East Texas. Results shown include the unhedged portion of East Texas owned by DCP Midstream, LLC. Our consolidated results depict 66.67% unhedged through March 2012 corresponding with DCP Midstream, LLC’s ownership interest in Southeast Texas. Our consolidated results depict 100% of the Eagle Ford system unhedged through October 2012, and 66.67% from November 2012 through March 2013, and 20% from April 2013 through March 2014 corresponding with DCP Midstream, LLC’s ownership interest in the Eagle Ford system.

(d)
Includes our proportionate share of the earnings of our unconsolidated affiliates. Earnings include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(e)
Our consolidated financial statements include the historical assets, liabilities and results of operations of assets acquired from DCP Midstream, LLC, transactions between entities under common control, representing a change in reporting entity. Earnings for periods prior to these dropdowns are allocated to predecessor operations to derive net income allocable to limited partners. Accordingly, net income attributable to predecessor operations includes the remaining 66.67% interest in Southeast Texas and commodity derivative hedge instruments prior to the date of our acquisition from DCP Midstream, LLC in March 2012; the initial 33.33% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in November 2012; the additional 46.67% interest in the Eagle Ford system prior to the date of our acquisition from DCP Midstream, LLC in March 2013 and the Lucerne 1 plant prior to the date of our acquisition from DCP Midstream, LLC in March 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Unless the context clearly indicates otherwise, the portions of this Item 7 containing current and forward-looking information reflects the registrant following the consummation of the Transaction and the portions containing historical information, our historical operating results or that discuss our operating segments reflects the registrant prior to consummation of the Transaction.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. In 2016, prior to the Transaction, our operations were organized into three business segments: Natural Gas Services, NGL Logistics and Wholesale Propane Logistics.
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and through a hedging program on volumes of throughput and sales of natural gas, NGLs and condensate. Various factors impact both commodity prices and volumes, and as indicated in Item 7A "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices weaken for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity.
A decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
Although we have seen a number of recent bankruptcies by producers, we believe our contract structure with our producers protects us from a credit perspective since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, five are investment grade and the remainder are not investment grade.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets.
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our estimated margins.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We have a well-defined and targeted hedging program.

•	We prudently manage our capital expenditures and focus on fee-based growth projects.

•	We believe we have a strong capital structure and balance sheet.

•	We believe we have access to sufficient capital.
Increased activity levels in liquids rich gas basins combined with access to capital markets at relatively low costs have historically enabled us to execute our growth strategy. Our targeted strategy may take numerous forms such as organic build opportunities within our footprint, joint venture opportunities, and acquisitions. Growth opportunities will be evaluated in cooperation with producers based on the expected level of drilling activity in these geographic regions and the impacts of higher costs of capital.

Some of our growth projects include the following:

•	The construction of a 200 MMcf/d cryogenic natural gas processing plant, Mewbourn 3 plant, located in the DJ Basin, which is expected to be in service in late 2018.

•
The Sand Hills pipeline mainline capacity expansion was placed into service during the second quarter of 2016. We are currently expanding the Sand Hills pipeline capacity to its full capacity of 365 MBbls/d, and the expansion is expected to be in service by the end of 2017.

•	On February 1, 2016, we began to participate in earnings for our 15% interest in the Panola intrastate NGL pipeline which completed an expansion in the third quarter of 2016.

•
In the first quarter of 2016, we completed construction on our Grand Parkway gathering system in the DJ Basin. We are currently expanding our Grand Parkway gathering system, and the expansion is expected to be in service by the end of 2018.

On December 30, 2016, the partnership entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP. On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash. In consideration of the partnership’s receipt of the Contributions, (i) the partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to DCP Midstream GP, LP, the General Partner, in a private placement and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt.

As part of our ongoing effort to create efficiencies, reduce costs and transform our business, DCP Midstream, LLC, announced an approximate 10 percent headcount reduction in April 2016, which involved the elimination of certain operational and corporate positions. This has not impacted the operation of our assets.
On April 28, 2016, the unitholders of the partnership approved the DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (the “2016 LTIP”), which replaced the 2005 long-term incentive plan that expired pursuant to its terms at the end of 2015 (the “2005 LTIP”).  Any outstanding awards under the 2005 plan will remain outstanding and settle according to the terms of such grant.  The 2016 LTIP authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates.  Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights, unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.  We believe the 2016 LTIP is an important tool to attract and retain qualified individuals who are essential to the future success of the partnership.
We announced a quarterly distribution of $0.78 per unit for the fourth quarter of 2016. This distribution remains unchanged from the previous quarter and the fourth quarter of 2015.

General Trends and Outlook
During 2017, our strategic objectives will continue to focus on maintaining stable Distributable Cash Flows from our existing assets and executing on opportunities to sustain our long-term Distributable Cash Flows in light of the significant changes to our business resulting from the Transaction. We believe the key elements to stable Distributable Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Distributable Cash Flows.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2017 plan includes maintenance capital expenditures of between $100 million and $145 million, and approved expansion capital expenditures between $325 million and $375 million, for the year ending December 31, 2017. Expansion capital expenditures include the construction of the Mewbourn 3 plant and construction of Grand Parkway Phase 2 in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our consolidated statements of cash flows.
We anticipate our business to continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
Commodity Price Environment - Our business is impacted by commodity prices. If commodity prices weaken for a sustained period, our natural gas throughput and NGL volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area; we have observed decreases in drilling activity in certain regions, and increases in drilling activity in others. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. Commodity prices have been lower compared to historical periods and experienced significant volatility during recent years, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” Despite recent short-term weakness, our long-term view is that commodity prices will be at levels that we believe will support continued growth in natural gas, condensate and NGL production.
Natural Gas Gathering and Processing Margins - Except for our fee-based contracts, which may be impacted by throughput volumes, our natural gas gathering and processing profitability is dependent upon commodity prices, natural gas supply, and demand for natural gas, NGLs and condensate. Commodity prices, which are impacted by the balance between supply and demand, have historically been volatile. Throughput volumes could decline should commodity prices and drilling levels continue to experience weakness. Our long-term view is that as industry conditions improve, commodity prices should support continued natural gas production in the United States. During 2016, petrochemical demand remained stable for NGLs as NGLs were a competitive feedstock when compared to crude oil derived feedstocks. We anticipate demand for NGLs by the petrochemical industry will continue in 2017 as chemical plants convert facilities from an oil-based feedstock to a NGL-based feedstock and as export facilities are brought into service. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to balance supply.
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

Factors That May Significantly Affect Our Results
Transfers of net assets between entities under common control that represent a change in reporting entity are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information similar to the pooling method. Accordingly, our consolidated financial statements have been adjusted to include the historical results of our Lucerne 1 plant for all periods presented, similar to the pooling method. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity.

Natural Gas Services Segment

Our results of operations for our Natural Gas Services segment are impacted by (1) the prices of and relationship between commodities such as NGLs, crude oil and natural gas, (2) increases and decreases in the volume and quality of natural gas that we gather and transport through our systems, which we refer to as throughput, (3) the associated Btu content of our system throughput and our related processing volumes, (4) the operating efficiency and reliability of our processing facilities, (5) potential limitations on throughput volumes arising from downstream and infrastructure capacity constraints, (6) the terms of our processing contract arrangements with producers, and (7) increases and decreases in the volume, price and basis differentials of natural gas associated with our natural gas storage and pipeline assets, as well as our underlying derivatives associated with these assets. This is not a complete list of factors that may impact our results of operations but, rather, are those we believe are most likely to impact those results.

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

Our Natural Gas Services segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. The number of active oil and gas drilling rigs in the United States has decreased, from 698 on December 31, 2015 to 563 on December 31, 2016 (Source: IHS). Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore and produce natural gas.

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

Wholesale Propane Logistics Segment

Our Wholesale Propane Logistics segment operating results are impacted by our ability to provide our propane distribution customers with reliable supplies of propane. We used physical inventory, physical purchase agreements and financial derivative instruments, with DCP Midstream, LLC or third parties, which typically match the quantities of propane subject to fixed price sales agreements to mitigate our commodity price risk. Our results may also be impacted as a result of non-cash lower of cost or market inventory adjustments, which occur when the market value of propane declines below our carrying value. We generally recover lower of cost or market inventory adjustments in subsequent periods through the sale of inventory, or settlement of financial derivative instruments. There may be positive or negative impacts on sales volumes and gross margin from supply disruptions and weather conditions in the Mid-Atlantic, upper Midwestern and Northeastern areas of the United States. Our annual sales volumes of propane may decline when these areas experience periods of milder weather in the winter months. Volumes may also be impacted by conservation and reduced demand in a recessionary environment. During times of reduced demand domestically, we may export propane.

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

Recent Events
On December 30, 2016, we entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP. The Transaction closed effective January 1, 2017. For additional information regarding the Transaction, see Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data".
On January 26, 2017, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit, payable on February 14, 2017 to unitholders of record on February 7, 2017, except that the owners of the partnership's General Partner will receive distributions on the units issued on January 1, 2017 beginning with the first quarter 2017 declared distribution.

Our Operations

We manage our business and analyze and report our results of operations on a segment basis. Prior to the Transaction, our operations were divided into our Natural Gas Services segment, NGL Logistics segment and Wholesale Propane Logistics segment.

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

The natural gas supply for our gathering pipelines and processing plants is derived primarily from natural gas wells located in Arkansas, Colorado, Michigan, Oklahoma, Texas, Wyoming and the Gulf of Mexico. We identify primary suppliers as those individually representing 10% or more of our total natural gas supply. We had no supplier of natural gas representing 10% or more of our total natural gas supply during the year ended December 31, 2016. We actively seek new supplies of natural gas, both to offset natural declines in the production from connected wells and to increase throughput volume. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, connecting new wells drilled on dedicated acreage, or by obtaining natural gas that has been directly received or released from other gathering systems.

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

NGL Logistics Segment

Our pipelines, fractionation facilities and storage facility provide transportation, fractionation and storage services for customers, primarily on a fee basis. We have entered into contractual arrangements that generally require customers to pay us to transport or store NGLs pursuant to a fee-based rate that is applied to volumes. These contractual arrangements may require our customers to commit a minimum level of volumes to our pipelines and facilities, thereby mitigating our exposure to volume risk. However, the results of operations for this business segment are generally dependent upon the volume of product transported, fractionated or stored and the level of fees charged to customers. We do not take title to the products transported on our NGL pipelines, fractionated in our fractionation facilities or stored in our storage facility; rather, the customer retains title and the associated commodity price risk. DCP Midstream, LLC provided 100% of volumes transported on the Wattenberg and Seabreeze pipelines. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost of separating the NGLs from the natural gas. As a result, we have experienced periods in the past, in which higher natural gas or lower NGL prices reduce the volume of NGLs extracted at plants connected to our NGL pipelines and, in turn, lower the NGL throughput on our assets. DCP Midstream, LLC, the largest gatherer and processor in the DJ Basin, delivers NGLs to our fractionation facilities under a long-term fractionation agreement. Our storage facility in Marysville, Michigan provides storage and related services primarily to regional refining and petrochemical companies and NGL marketers operating in the liquid hydrocarbons industry.

Wholesale Propane Logistics Segment

We operate a wholesale propane logistics business in the mid-Atlantic, upper Midwest and Northeastern United States. We purchase large volumes of propane supply from natural gas processing plants and fractionation facilities, and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities in the Mid-Atlantic, Midwest and the Northeastern areas of the United States. We identify primary suppliers as those individually representing 10% or more of our total propane supply. Our two primary suppliers of propane, one of which is an affiliated entity, represented approximately 95% of our propane supplied during the year ended December 31, 2016. We primarily sell propane on a wholesale basis to propane distributors who in turn resell propane to their customers.

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

Results of Operations
This section reflects operations of the partnership in 2016, which was prior to the Transaction.

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
	2016	2015	2014 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (b):
Natural Gas Services	$1,269	$1,618	$3,163	$(349)	(22)%	$(1,545)	(49)%
NGL Logistics	85	80	73	5	6%	$7	10%
Wholesale Propane Logistics	146	200	406	(54)	(27)%	$(206)	(51)%
Intra-segment eliminations	(3)	—	—	(3)	*	$—	—%
Total operating revenues	1,497	1,898	3,642	(401)	(21)%	$(1,744)	(48)%
Purchases:
Natural Gas Services	(838)	(1,103)	(2,407)	(265)	(24)%	(1,304)	(54)%
Wholesale Propane Logistics	(111)	(143)	(388)	(32)	(22)%	(245)	(63)%
Intra-segment eliminations	3	—	—	(3)	*	—	—%
Total purchases	(946)	(1,246)	(2,795)	(300)	(24)%	(1,549)	(55)%
Operating and maintenance expense	(183)	(214)	(216)	(31)	(14)%	(2)	(1)%
Depreciation and amortization expense	(122)	(120)	(110)	2	2%	10	9%
General and administrative expense	(88)	(85)	(64)	3	4%	21	33%
Goodwill impairment	—	(82)	—	(82)	*	82	*
Other expense	(7)	(4)	(3)	3	75%	1	33%
Earnings from unconsolidated affiliates (c)	214	173	75	41	24%	98	131%
Interest expense	(94)	(92)	(86)	2	2%	6	7%
Income tax benefit (expense)	—	5	(6)	(5)	*	11	*
Gain on sale of assets	47	—	—	47	*	—	—%
Net income attributable to noncontrolling interests	(6)	(5)	(14)	1	20%	(9)	(64)%
Net income attributable to partners	$312	$228	$423	$84	37%	$(195)	(46)%
Other data:
Gross margin (d):
Natural Gas Services	$431	$515	$756	$(84)	(16)%	$(241)	(32)%
NGL Logistics	85	80	$73	$5	6%	$7	10%
Wholesale Propane Logistics	35	57	$18	$(22)	(39)%	$39	217%
Total gross margin	$551	$652	$847	$(101)	(15)%	$(195)	(23)%
Non-cash commodity derivative mark-to-market	$(108)	$(130)	$86	$(22)	(17)%	$(216)	*
Natural gas throughput (MMcf/d) (e)	2,449	2,714	2,604	(265)	(10)%	110	4%
NGL gross production (Bbls/d) (e)	154,959	161,007	157,722	(6,048)	(4)%	3,285	2%
NGL pipelines throughput (Bbls/d) (e)	289,395	261,659	184,706	27,736	11%	76,953	42%
NGL fractionator throughput (Bbls/d) (e)	60,296	56,927	61,509	3,369	6%	(4,582)	(7)%
Propane sales volume (Bbls/d)	13,309	15,685	18,335	(2,376)	(15)%	(2,650)	(14)%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)	Operating revenues include the impact of commodity derivative activity.

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

(e)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Year ended December 31, 2016 vs. Year ended December 31, 2015

Total Operating Revenues — Total operating revenues decreased $401 million in 2016 compared to 2015 primarily as a result of the following:

•
$349 million decrease for our Natural Gas Services segment primarily due to decreased commodity prices, lower gas and NGL sales volumes primarily related to our Eagle Ford and East Texas systems which impact both sales and purchases, lower prices and volumes at our natural gas storage and pipeline assets, unfavorable commodity derivative activity and the disposition of our Northern Louisiana system, partially offset by growth in our DJ Basin system; and

•	$54 million decrease for our Wholesale Propane Logistics segment primarily due to lower propane volumes and prices.
Total Purchases — Total purchases decreased $300 million in 2016 compared to 2015 primarily as a result of the following:

•
Purchases of natural gas and NGLs decreased $265 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, and decreased volumes at our natural gas storage and pipeline assets, which impact both sales and purchases; and

•
Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily as a result of improved operating efficiencies, other cost savings initiatives, and the disposition of our Northern Louisiana system.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion of the Keathley Canyon project at Discovery in February 2015 in our Natural Gas Services segment and increased volumes on our Sand Hills, Southern Hills and Front Range pipelines in our NGL Logistics segment.
Income Tax Benefit (Expense) — Income tax benefit decreased in 2016 compared to 2015 primarily due to a decrease in the Texas margin tax rate in 2015.
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.
Gross Margin — Gross margin decreased $101 million in 2016 compared to 2015 primarily as a result of the following:

•
$84 million decrease for our Natural Gas Services segment primarily related to unfavorable commodity derivative activity, lower commodity prices, and lower gas and NGL volumes on our Eagle Ford and East Texas systems and the disposition of our Northern Louisiana system, partially offset by growth in our DJ Basin system related to Lucerne 2 being placed into service mid-2015; and

•
$22 million decrease for our Wholesale Propane Logistics segment primarily due to lower prices and volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015.

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
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2015 compared to 2014 primarily as a result of the completion and ramp-up of the Keathley Canyon project at Discovery in February 2015 in our Gas Services segment, the expansion and ramp-up of Sand Hills, the ramp-up of Texas Express and Front Range pipelines in our NGL Logistics segment.
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

Results of Operations — Natural Gas Services Segment

The results of operations for our Natural Gas Services segment are as follows:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
	2016	2015	2014 (a)	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$960	$1,254	$2,737	$(294)	(23)%	$(1,483)	(54)%
Transportation, processing and other	328	279	269	49	18%	10	4%
(Losses) gains from commodity derivative activity	(19)	85	157	(104)	(122)%	(72)	(46)%
Total operating revenues	1,269	1,618	3,163	(349)	(22)%	(1,545)	(49)%
Purchases of natural gas and NGLs	(838)	(1,103)	(2,407)	(265)	(24)%	1,304	(54)%
Operating and maintenance expense	(153)	(184)	(189)	(31)	(17)%	(5)	(3)%
Depreciation and amortization expense	(111)	(109)	(101)	2	2%	8	8%
Goodwill impairment	—	(82)	—	(82)	*	82	*
Other expense	(7)	(8)	(2)	(1)	(13)%	6	300%
Earnings from unconsolidated affiliates (b)	74	55	5	19	35%	50	*
Gain on sale of assets	47	—	—	47	*	—	—%
Segment net income	281	187	469	94	50%	(282)	(60)%
Segment net income attributable to noncontrolling interests	(6)	(5)	(14)	1	20%	(9)	(64)%
Segment net income attributable to partners	$275	$182	$455	$93	51%	$(273)	(60)%
Other data:
Segment gross margin (c)	$431	$515	$756	$(84)	(16)%	$(241)	(32)%
Non-cash commodity derivative mark-to-market	$(108)	$(133)	$89	$25	19%	$(222)	*
Natural gas throughput (MMcf/d) (d)	2,449	2,714	2,604	(265)	(10)%	110	4%
NGL gross production (Bbls/d) (d)	154,959	161,007	157,722	(6,048)	(4)%	3,285	2%
_________________
* Percentage change is not meaningful.

(a)	Includes the results of our Lucerne 1 plant, retrospectively adjusted, which we acquired on March 28, 2014.

(b)
For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the earnings of all unconsolidated affiliates which include our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(c)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(d)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes and NGL production.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Total Operating Revenues — Total operating revenues decreased $349 million in 2016 compared to 2015, primarily as a result of the following:

•	$171 million decrease attributable to lower gas and NGL sales volumes, primarily related to production declines in our Eagle Ford and East Texas systems, which impacted both sales and purchases;

•
$104 million decrease as a result of commodity derivative activity attributable to an $129 million decrease in realized cash settlement gains in 2016, partially offset by a decrease in unrealized commodity derivative losses of $25 million due to movements in forward prices of commodities. Both cash settlements gains and unrealized commodity derivative losses were significantly impacted by the expiration of a substantial portion of our direct commodity hedges at the end of the first quarter of 2016;

•	$59 million decrease attributable to decreased commodity prices, which impacted both sales and purchases, before the impact of commodity derivative activity;

•	$32 million decrease related to the disposition of our Northern Louisiana system;

•
$18 million decrease attributable to decreased prices related to our natural gas storage and pipeline assets at our Southeast Texas system and Northern Louisiana system prior to its disposition on July 1, 2016; and

•
$14 million decrease attributable to decreased volumes related to our natural gas storage and pipeline assets at our Southeast Texas system, partially offset by increased volumes at our Northern Louisiana system prior to the disposition on July 1, 2016, which impacted both purchases and sales.

These decreases were partially offset by:

•
$49 million increase in Transportation, processing and other, comprised of a $58 million increase primarily in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015 and Grand Parkway placed into service in January 2016, partially offset by a $9 million decrease primarily related to lower volumes on our East Texas and Eagle Ford systems and the disposal of our Northern Louisiana system.

Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs decreased $265 million in 2016 compared to 2015 as a result of decreased commodity prices and lower gas and NGL sales volumes, primarily related to our Eagle Ford and East Texas systems, decreased volumes at our natural gas storage and pipeline assets and the disposition of our Northern Louisiana system which impacted both sales and purchases.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2016 compared to 2015 primarily attributable to improved operating efficiencies, other cost savings initiatives, and the disposition of our Northern Louisiana system.
Goodwill impairment— Goodwill impairment expense in 2015 represents impairment of our Collbran, Michigan and Southeast Texas reporting units.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of the completion and ramp-up of the Keathley Canyon project at Discovery in February 2015.
Gain on Sale of Assets — A gain on the sale of our Northern Louisiana system was recognized in the third quarter of 2016.
Net Income Attributable to Partners — Net income attributable to partners increased in 2016 compared to 2015 for the reasons discussed above.
Segment Gross Margin — Segment gross margin decreased $84 million in 2016 compared to 2015, primarily as a result of the following:

•	$104 million decrease as a result of commodity derivative activity as discussed above;

•	$25 million decrease as a result of lower gas and NGL volumes primarily related to our Eagle Ford, East Texas and Southeast Texas systems;

•	$14 million decrease as a result of the disposition of our Northern Louisiana system; and

•	$13 million decrease as a result of lower commodity prices.
These decreases were partially offset by:

•
$58 million increase primarily as a result of higher fee revenue in our DJ Basin system related to Lucerne 2 being placed into service in mid-2015, and Grand Parkway placed into service in January 2016; and

•	$14 million increase primarily related to commercial activities at our Southeast Texas natural gas storage asset.
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
NGL Gross Production - NGL gross production increased in 2015 compared to 2014 primarily as a result of the completion and ramp-up in our DJ Basin system and the Keathley Canyon project at Discovery, as discussed in "Natural Gas Throughput" above, which were partially offset by lower volumes at our East Texas and Eagle Ford systems due to higher interruptible volumes in 2014.

Results of Operations — NGL Logistics Segment

The results of operations for our NGL Logistics segment are as follows:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
	2016	2015	2014	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Transportation, processing and other	$85	$80	73	$5	6%	7	10%
Total operating revenues	85	80	73	5	6%	7	10%
Operating and maintenance expense	(22)	(20)	(16)	2	10%	4	25%
Depreciation and amortization expense	(8)	(8)	(7)	—	—%	1	14%
Other income (expense)	—	4	(1)	4	*	(5)	*
Earnings from unconsolidated affiliates (a)	140	118	70	22	19%	48	69%
Segment net income attributable to partners	$195	$174	$119	$21	12%	$55	46%
Other data:
Segment gross margin	$85	$80	73	$5	6%	7	10%
NGL pipelines throughput (Bbls/d) (b)	289,395	261,659	184,706	27,736	11%	76,953	42%
NGL fractionator throughput (Bbls/d) (b)	60,296	56,927	61,509	3,369	6%	(4,582)	(7)%

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

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

Transportation, Processing and Other — Revenues from transportation processing and other increased in 2016 compared to 2015 as a result of new connections on certain of our NGL pipelines.

Operating and Maintenance Expense— Operating and maintenance expense increased in 2016 compared to 2015 primarily as a result of maintenance at our NGL storage facility.

Other income— Other income represents a one time tax payment received from Spectra Energy related to the contribution of their interests in the Sand Hills and Southern Hills NGL pipelines to DCP Midstream, LLC in 2015.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2016 compared to 2015 primarily as a result of higher pipeline throughput volumes on Southern Hills, Sand Hills and Front Range due to growth in NGL production from new plants placed into service in 2015, and earnings on the Panola pipeline beginning in February 2016.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2016 compared to 2015 primarily as a result of higher throughput volumes on Sand Hills, Southern Hills, and Front Range due to growth in NGL production from new plants placed into service in 2015 and the throughput volumes on Panola commencing February 2016, partially offset by decreased Black Lake short haul volumes.

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

Results of Operations — Wholesale Propane Logistics Segment

The results of operations for our Wholesale Propane Logistics segment are as follows:

	Year Ended December 31,			Variance 2016 vs. 2015		Variance 2015 vs. 2014
	2016	2015	2014	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of propane	$133	$188	$406	$(55)	(29)%	$(218)	(54)%
Storage, transportation and other	14	12	3	2	17%	9	300%
Losses from commodity derivative activity	(1)	—	(3)	(1)	*	3	100%
Total operating revenues	146	200	406	(54)	(27)%	(206)	(51)%
Purchases of propane	(111)	(143)	(388)	(32)	(22)%	(245)	(63)%
Operating and maintenance expense	(8)	(10)	(11)	(2)	(20)%	(1)	(9)%
Depreciation and amortization expense	(3)	(3)	(2)	—	—%	1	50%
Segment net income attributable to partners	$24	$44	$5	$(20)	(45)%	$39	780%
Other data:
Segment gross margin (a)	$35	$57	$18	$(22)	(39)%	$39	217%
Non-cash commodity derivative mark-to-market	$—	$3	$(3)	$(3)	*	$6	*
Propane sales volume (Bbls/d)	13,309	15,685	18,335	(2,376)	(15)%	(2,650)	(14)%
_________________
* Percentage change is not meaningful.

(a)	Segment gross margin consists of total operating revenues, including commodity derivative activity, less purchases of propane. Please read “Reconciliation of Non-GAAP Measures”.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Total Operating Revenues — Total operating revenues decreased by $54 million in 2016 compared to 2015, primarily as a result of the following:

•	$32 million decrease attributable to decreased volumes as discussed below under the heading "Propane Sales Volumes";

•	$21 million decrease attributable to lower propane prices which impacted both sales and purchases; and

•
$1 million decrease as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative gains of $3 million due to movements in forward prices of commodities, partially offset by a $2 million decrease in realized cash settlement losses in 2016.

Purchases of Propane — Purchases of propane decreased in 2016 compared to 2015 primarily due to decreased volumes as discussed below under the heading "Propane Sales Volumes" and lower propane prices which impact both sales and purchases.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2016 compared to 2015 for the reasons discussed above.
Segment Gross Margin — Segment gross margin decreased in 2016 compared to 2015 primarily due to lower propane prices and higher 2015 volumes as discussed below under the heading "Propane Sales Volumes" and a partial recovery of lower of cost or market inventory adjustments during the first quarter of 2015.
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

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Amended and Restated Credit Agreement;

•	debt offerings;

•	issuances of additional common units, including issuances we may make to DCP Midstream, LLC;

•	borrowings under term loans; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and general partner;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
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
We have a $1.25 billion senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions. As of December 31, 2016, there was $195 million outstanding on the revolving credit facility under the Amended and Restated Credit Agreement. We had unused borrowing capacity of $1,031 million, net of $24 million of letters of credit, under the Amended and Restated Credit Agreement, of which $970 million was available for general working capital purposes. Our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2017, our credit rating was lowered. As a result of this action, interest rates under the Amended and Restated Credit Agreement increased. As of February 3, 2017, we had no outstanding borrowings on the revolving credit facility and had approximately $1,226 million, net of $24 million of letters of credit, of unused borrowing capacity under the Amended and Restated Credit Agreement. We used a portion of the cash received from the Transaction to repay debt outstanding on our Amended and Restated Credit Agreement. As of February 3, 2017 we had cash of $271 million.
On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash. In consideration of the partnership’s receipt of the Contributions, (i) the partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to DCP Midstream GP, LP, the General Partner, in a private placement, and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt. The incentive distributions payable to the holders of the partnership’s incentive distribution rights with respect to the fiscal years 2017, 2018 and 2019, in certain circumstances, may be reduced in an amount up to $100 million per fiscal year as necessary to provide that the Distributable Cash Flow of the partnership (as adjusted) during such year meets or exceeds the amount of distributions made by the partnership (as adjusted) to the partners of the partnership with respect to such year.
In April 2015, we filed a shelf registration statement with the SEC, that became effective upon filing, which allows us to issue an unlimited amount of common units and debt securities. We have issued no common units or debt securities under this registration statement.
We also have a shelf registration statement that was declared effective in July 2014 allowing us to issue up to $500 million in common units pursuant to our 2014 equity distribution agreement. During the year ended December 31, 2016, we issued no common units and approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. We have mitigated a portion of our anticipated commodity price risk associated with the equity volumes from our gathering and processing activities through the first quarter of 2018 with fixed price commodity swaps. For additional information regarding our derivative activities, please read Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" contained herein.
When we enter into commodity swap contracts we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis.
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
We had a working capital deficit of $507 million and working capital excess $106 million as of December 31, 2016 and 2015 respectively. The change in working capital is primarily attributable to current maturities of our long-term debt of $500 million as of December 31, 2016. We had a net derivative working capital deficit of $13 million as of December 31, 2016 as compared to net derivative working capital excess of $87 million as of December 31, 2015. We expect that our future working capital requirements will be impacted by these same recurring factors.
As of December 31, 2016, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Net cash provided by operating activities	$575	$650	$524
Net cash provided by (used in) investing activities	$94	$(343)	$(1,236)
Net cash (used in) provided by financing activities	$(670)	$(330)	$725
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Operating Activities — Net cash provided by operating activities decreased $75 million in 2016 compared to 2015 primarily as a result of the following:
•$107 million decrease in cash attributable to higher net income in 2016, after adjusting our net income for the gain on the sale of our Northern Louisiana system in 2016 and other non-cash items;
•$25 million decrease in cash attributable to the timing of cash receipts and disbursements related to operations; and
•$57 million increase in cash distributions from unconsolidated affiliates due to increased earnings. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".
Investing Activities — Net cash provided by investing activities increased $437 million in 2016 compared to 2015 primarily as a result of the following:
•$244 million decrease in capital expenditures attributable to the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, and the Grand Parkway gathering project which began construction in the first quarter of 2015 and was completed in the first quarter of 2016;
•$160 million of proceeds received from the sale of our Northern Louisiana system assets in 2016; and
•$33 million decrease in cash contributions to our unconsolidated affiliates. For the year ended December 31, 2016, we primarily made contributions to the expansion projects at our Sand Hills pipeline and the construction of our Panola pipeline. For the year ended December 31, 2015, we primarily made contributions to the Keathley Canyon project at Discovery and to the expansion projects at our Sand Hills pipeline.

Financing Activities — Net cash used in financing activities increased $340 million in 2016 compared to 2015 primarily as a result of the following:

•$305 million decrease in net debt borrowings;

•$31 million decrease in proceeds from the issuance of common units to the public. We issued no common units to the public during the year ended December 31, 2016 as compared to approximately 1 million common units that were issued during the year ended December 31, 2015; and

•$2 million increase in distributions to noncontrolling interests primarily due to Collbran.
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
•$89 million decrease in cash contributions to our unconsolidated affiliates. In 2014, we primarily made contributions to the Keathley Canyon project at Discovery, which was placed into service in the first quarter of 2015, and Front Range, which was placed into service in February 2014. In 2015, we made contributions to the expansion projects at our Sand Hills pipeline; and
•$57 million decrease in capital expenditures attributable to the completion of the Goliad plant and the O'Connor plant expansion, both of which were completed in the first quarter of 2014, the Lucerne 2 plant which started construction in April 2014 and was placed into service at the end of the second quarter of 2015, partially offset by the Grand Parkway gathering project which began construction in the first quarter of 2015.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $100 million and $145 million, and approved expansion capital expenditures of between $325 million and $375 million, for the year ending December 31, 2017. Expansion capital expenditures include the construction of the Mewbourn 3 plant and construction of Grand Parkway Phase 2 in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$10	$27	$37	$25	$255	$280
Noncontrolling interest portion and reimbursable projects (a)	—	—	—	1	—	1
Total	$10	$27	$37	$26	$255	$281

	Year Ended December 31, 2014
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures

Our portion	$38	$299	$337
Noncontrolling interest portion and reimbursable projects (a)	(4)	5	1
Total	$34	$304	$338

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $29 million and $62 million during the years ended December 31, 2016 and 2015, respectively, to fund our share of capital expansion projects.
We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon internal and external financing sources, to fund future acquisitions and capital expenditures.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Amended and Restated Credit Agreement, the issuance of additional partnership units and the issuance of long-term debt.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $483 million and $482 million during the years ended December 31, 2016 and 2015, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 14. "Partnership Equity and Distributions" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements.”
Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of December 31, 2016, prior to the Transaction, is as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$3,141	$580	$651	$118	$1,792
Operating lease obligations (b)	74	17	29	15	13
Purchase obligations (c)	82	79	—	—	3
Other long-term liabilities (d)	37	—	1	5	31
Total	$3,334	$676	$681	$138	$1,839

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $80 million, $131 million, $118 million, and $543 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our operating lease obligations are contractual obligations and include railcar leases, which provide supply and storage infrastructure for our Wholesale Propane Logistics business and a firm transportation commitment within our Natural Gas Services business.

(c)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of propane supply for our Wholesale Propane Logistics business and other items. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2016. Purchase obligations exclude accounts payable, accrued interest payable and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheet, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(d)
Other long-term liabilities include $28 million of asset retirement obligations of which an insignificant amount may be settled within the next five years, $5 million of gas purchase liability, $3 million of right of way liability and $1 million of environmental reserves recognized in the December 31, 2016 consolidated balance sheet. In addition, $6 million of deferred state income taxes were excluded from the table above as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of December 31, 2016, we had no items that were classified as off-balance sheet obligations.

Reconciliation of Non-GAAP Measures
Gross Margin and Segment Gross Margin — In addition to net income, we view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.
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
Our gross margin, segment gross margin, adjusted EBITDA and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The accompanying schedules provide reconciliations of gross margin, segment gross margin and adjusted segment EBITDA to their most directly comparable GAAP financial measures.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2016	2015	2014
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$312	$228	$423
Interest expense	94	92	86
Income tax (benefit) expense	—	(5)	6
Operating and maintenance expense	183	214	216
Depreciation and amortization expense	122	120	110
General and administrative expense	88	85	64
Goodwill impairment	—	82	—
Other expense	7	4	3
Earnings from unconsolidated affiliates	(214)	(173)	(75)
Gain on sale of assets	(47)	—	—
Net income attributable to noncontrolling interests	6	5	14
Gross margin	$551	$652	$847
Non-cash commodity derivative mark-to-market (a)	$(108)	$(130)	$86

Reconciliation of segment net income attributable to partners to segment gross margin:

Natural Gas Services segment:
Segment net income attributable to partners	$275	$182	$455
Operating and maintenance expense	153	184	189
Depreciation and amortization expense	111	109	101
Goodwill impairment	—	82	—
Other expense	7	8	2
Earnings from unconsolidated affiliates	(74)	(55)	(5)
Gain on sale of assets	(47)	—	—
Net income attributable to noncontrolling interests	6	5	14
Segment gross margin	$431	$515	$756
Non-cash commodity derivative mark-to-market (a)	$(108)	$(133)	$89

NGL Logistics segment:
Segment net income attributable to partners	$195	$174	$119
Operating and maintenance expense	22	20	16
Depreciation and amortization expense	8	8	7
Other (income) expense	—	(4)	1
Earnings from unconsolidated affiliates	(140)	(118)	(70)
Segment gross margin	$85	$80	$73

Wholesale Propane Logistics segment:
Segment net income attributable to partners	$24	$44	$5
Operating and maintenance expense	8	10	11
Depreciation and amortization expense	3	3	2
Segment gross margin	$35	$57	$18
Non-cash commodity derivative mark-to-market (a)	$—	$3	$(3)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Natural Gas Services segment:
Segment net income attributable to partners (a)	$275	$182	$455
Non-cash commodity derivative mark-to-market	108	133	(89)
Depreciation and amortization expense	111	109	101
Goodwill impairment	—	82	—
Noncontrolling interest portion of depreciation and income tax	(1)	(1)	(3)
Gain on sale of assets	(47)	—	—
Other charges	7	10	—
Adjusted segment EBITDA	$453	$515	$464
NGL Logistics segment:
Segment net income attributable to partners	$195	$174	$119
Depreciation and amortization expense	8	8	7
Adjusted segment EBITDA	$203	$182	$126
Wholesale Propane Logistics segment:
Segment net income attributable to partners (b)	$24	$44	$5
Non-cash commodity derivative mark-to-market	—	(3)	3
Depreciation and amortization expense	3	3	2
Adjusted segment EBITDA	$27	$44	$10

(a)	Includes $3 million, $6 million and $11 million in the lower of cost or market adjustments for the years ended December 31, 2016, 2015 and 2014, respectively.

(b)
There were no lower of cost or market adjustments for the year ended December 31, 2016. Includes $2 million and $13 million in the lower of cost or market adjustments for the years ended December 31, 2015 and 2014, respectively.

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

	Year Ended December 31,
	2016	2015	2014
	(Millions)
General and administrative expense	$14	$11	$17
General and administrative expense - affiliate:
Services/Omnibus Agreement	71	71	41
Other - DCP Midstream, LLC	3	3	6
Total affiliate	74	74	47
Total	$88	$85	$64
Pursuant to the Contribution Agreement, on January 1, 2017, the partnership entered into the Services and Employee Secondment Agreement (the “Services Agreement”), which replaced the services agreement between the partnership and DCP Midstream, LLC, dated February 14, 2013, as amended (the “Original Services Agreement”). Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf.
Under the Original Services Agreement, we were required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also paid DCP Midstream, LLC an annual fee under the Original Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there was no limit on the reimbursements we make to DCP Midstream, LLC under the Original Services Agreement for other expenses and expenditures incurred or payments made on our behalf. The annual fee paid under the Original Services Agreement was $71 million for the year ended December 31, 2016.
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
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $3 million, $3 million, and $2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Eagle Ford system incurred $4 million in general and administrative expenses directly from DCP Midstream, LLC for the year ended December 31, 2014 before the reallocation of the Eagle Ford system to the Services Agreement on March 31, 2014.
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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted commodity prices and volumes), as well as historical and other factors. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. The two reporting units that contain goodwill are not significantly impacted by the prices of commodities. Rather, they are volume based businesses that have the potential to be impacted by commodity prices should such prices remain depressed for a period of such duration that NGLs cease to be produced at levels requiring storage and distribution to end users. We did not record any goodwill impairment during the year ended December 31, 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Impairment of Long-Lived Assets
We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For purposes of this evaluation, long-lived assets with recovery periods in excess of the weighted average remaining useful life of our fixed assets are further analyzed to determine if a triggering event occurred. If it is determined that a triggering event has occurred, we prepare a quantitative evaluation based on undiscounted cash flow projections expected to be realized over the remaining useful life of the primary asset.The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Our impairment analyses require management to apply judgment in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, future commodity prices, volumes, and operating costs, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.

Using the impairment review methodology described herein, we have not recorded any impairment charges on long-lived assets during the year ended December 31, 2016. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We would then evaluate if the impairment is other than temporary.

Our impairment analyses require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. When there is evidence of an other than temporary loss in value, we assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.

Using the impairment review methodology described herein, we have not recorded any significant impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2016. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the end of the contractual settlement period. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.

When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices.

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2016 would have affected net income by approximately $1 million based on our net derivative position for the year ended December 31, 2016.

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

If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may experience material changes in our asset retirement obligations. Establishing an asset retirement obligation has no initial impact on net income. A 10% change in depreciation and accretion expense associated with our asset retirement obligations during the year ended December 31, 2016 would have less than a $1 million impact on our net income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Unless the context clearly indicates otherwise, the portions of this Item 7A containing current and forward-looking information reflects the registrant following the consummation of the Transaction and the portions containing historical information reflect the registrant prior to consummation of the Transaction.

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
Commodity Cash Flow Protection Activities - We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various fixed price swaps arrangements to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.
We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices, however there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. During 2016, the relationship of NGLs to crude oil has been lower than historical relationships, however a significant amount of our NGL hedges from 2017 through the first quarter of 2018 are direct product hedges. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps.
Commodity prices are lower compared to historical periods and experienced significant volatility during 2016, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A decline in commodity prices has resulted in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Subsequent to the Transaction, our positions as of February 3, 2017 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2017 — June 2017	Natural Gas	(67,500) MMBtu/d	NYMEX Final Settlement Price (b)	$2.77-$4.27/MMBtu
July 2017 — September 2017	Natural Gas	(62,500) MMBtu/d	NYMEX Final Settlement Price (b)	$3.20-$4.27/MMBtu
October 2017 — December 2017	Natural Gas	(60,000) MMBtu/d	NYMEX Final Settlement Price (b)	$3.28-$4.27/MMBtu
January 2017 — June 2017	NGLs	(16,821) Bbls/d (d)	Mt.Belvieu (c)	$0.22-$1.22/Gal
July 2017 — December 2017	NGLs	(16,634) Bbls/d (d)	Mt.Belvieu (c)	$0.28-$1.22/Gal
January 2017 — December 2017	Crude Oil	(3,000) Bbls/d (d)	NYMEX crude oil futures (a)	$49.08-$56.78/Bbl
January 2018 — February 2018	Crude Oil	(2,263) Bbls/d (d)	NYMEX crude oil futures (a)	$54.06-$56.61/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	The average monthly OPIS price for Mt. Belvieu TET/Non-TET.

(d)	Average Bbls/d per time period.

Subsequent to the Transaction, our sensitivities for 2017 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2017, and exclude the impact from non-cash mark-to-market on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our unhedged condensate, natural gas and NGL volumes.
Commodity Sensitivities Excluding Non-Cash Mark-To-Market

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$7
Crude oil prices	$1.00	Barrel	$4
NGL prices	$0.01	Gallon	$5
In addition to the linear relationships in our commodity sensitivities above, additional factors may cause us to be less sensitive to commodity price declines. A portion of our net income is derived from fee-based contracts and a portion from percentage of liquids processing arrangements that contain minimum fee clauses in which our processing margins convert to fee-based arrangements as NGL prices decline.
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
Subsequent to the Transaction, we estimate the following non-cash sensitivities for 2017 related to the mark-to-market on our commodity derivatives associated with our commodity cash flow protection activities:

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

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected commodity price risk relating to the equity volumes associated with our gathering and processing activities through the first quarter of 2018.
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

The following tables set forth additional information about our derivative instruments, prior to the Transaction, used to mitigate a portion of our natural gas price risk associated with our inventory within our Southeast Texas storage operations as of December 31, 2016:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

December 31, 2016	Natural Gas	11,074,603 MMBtu	$28	$2.56/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

January 2017-April 2017	Natural Gas	(32,497,500) MMBtu	$(21)	$2.54 - $3.86/MMBtu
January 2017-October 2017	Natural Gas	19,517,500 MMBtu	$11	$2.69 - $3.82/MMBtu
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

Fair Value of Contracts as of December 31, 2016 (prior to the Transaction)
Sources of Fair Value	Total	Maturity in 2017
	(Millions)
Prices supported by quoted market prices and other external sources	$(8)	$(8)
Prices based on models or other valuation techniques	(5)	(5)
Total	$(13)	$(13)

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
The “prices based on models and other valuation techniques” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the market point.
Credit Risk
Our principal customers in the Natural Gas Services segment are large, natural gas marketers and industrial end-users. In the NGL Logistics Segment, our principal customers include producers and marketing companies. Our principal customers in the Wholesale Propane Logistics segment are primarily propane distributors. Substantially all of our natural gas, propane and NGL sales are made at market-based prices. This concentration of credit risk may affect our overall credit risk, as these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis. Our corporate credit policy, as well as the standard terms and conditions of our agreements, prescribe the use of financial responsibility and reasonable grounds for adequate assurances. These provisions allow our credit department to request that a counterparty remedy credit limit violations by posting cash or letters of credit for exposure in excess of an established credit line. The credit line represents an open credit limit, determined in accordance with our credit policy. Our standard agreements also provide that the inability of a counterparty to post collateral is sufficient cause to terminate a contract and liquidate all positions. The adequate assurance provisions also allow us to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment to us in a satisfactory form.
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
At December 31, 2016, the effective weighted-average interest rate on our outstanding debt was 3.74%.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Discovery Producer Services, LLC (“Discovery”), an investment of the Partnership which is accounted for by the use of the equity method (see note 10 to the consolidated financial statements). The accompanying 2016 and 2015 consolidated financial statements of the Partnership include its equity investment in Discovery of $386 million and $406 million at December 31, 2016 and 2015, respectively, and its equity earnings in Discovery of $74 million and $55 million for the years ended December 31, 2016 and 2015, respectively. The consolidated financial statements of Discovery as of December 31, 2016 and 2015 and for the years then ended, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Partnership’s equity investment and equity earnings in Discovery, is based on the report of the other auditors. We have applied auditing procedures to the adjustments to reflect the Partnership’s equity investment and equity earnings in Discovery in accordance with accounting principles generally accepted in the United States of America.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in the Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2017 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 15, 2017

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$1	$2
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1 million	62	73
Affiliates	94	81
Inventories	44	43
Unrealized gains on derivative instruments	16	105
Other	10	2
Total current assets	227	306
Property, plant and equipment, net	3,272	3,476
Goodwill	72	72
Intangible assets, net	103	112
Investments in unconsolidated affiliates	1,475	1,493
Unrealized gains on derivative instruments	—	9
Other long-term assets	12	9
Total assets	$5,161	$5,477
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$108	$98
Affiliates	31	19
Current maturities of long-term debt	500	—
Unrealized losses on derivative instruments	29	18
Accrued interest	18	19
Accrued taxes	19	12
Other	29	34
Total current liabilities	734	200
Long-term debt	1,750	2,424
Unrealized losses on derivative instruments	—	1
Other long-term liabilities	44	47
Total liabilities	2,528	2,672
Commitments and contingent liabilities
Equity:
Limited partners (114,749,848 and 114,742,948 common units issued and outstanding, respectively)	2,591	2,762
General partner	18	18
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	2,601	2,772
Noncontrolling interests	32	33
Total equity	2,633	2,805
Total liabilities and equity	$5,161	$5,477
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$348	$484	$963
Sales of natural gas, propane, NGLs and condensate to affiliates	745	958	2,180
Transportation, processing and other	257	253	239
Transportation, processing and other to affiliates	167	118	106
(Losses) gains from commodity derivative activity, net	(7)	52	36
(Losses) gains from commodity derivative activity, net — affiliates	(13)	33	118
Total operating revenues	1,497	1,898	3,642
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	814	1,139	2,524
Purchases of natural gas, propane and NGLs from affiliates	132	107	271
Operating and maintenance expense	183	214	216
Depreciation and amortization expense	122	120	110
General and administrative expense	14	11	17
General and administrative expense — affiliates	74	74	47
Goodwill impairment	—	82	—
Other expense, net	7	4	3
Gain on sale of assets	(47)	—	—
Total operating costs and expenses	1,299	1,751	3,188
Operating income	198	147	454
Interest expense	(94)	(92)	(86)
Earnings from unconsolidated affiliates	214	173	75
Income before income taxes	318	228	443
Income tax benefit (expense)	—	5	(6)
Net income	318	233	437
Net income attributable to noncontrolling interests	(6)	(5)	(14)
Net income attributable to partners	312	228	423
Net income attributable to predecessor operations	—	—	(6)
General partner’s interest in net income	(124)	(124)	(114)
Net income allocable to limited partners	$188	$104	$303
Net income per limited partner unit — basic and diluted	$1.64	$0.91	$2.84
Weighted-average limited partner units outstanding — basic and diluted	114.7	114.6	106.6
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Net income	$318	$233	$437
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	2
Total other comprehensive income	—	1	2
Total comprehensive income	318	234	439
Total comprehensive income attributable to noncontrolling interests	(6)	(5)	(14)
Total comprehensive income attributable to partners	$312	$229	$425
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$2,762	$18	$(8)	$33	$2,805
Net income	188	124	—	6	318
Distributions to limited partners and general partner	(359)	(124)	—	—	(483)
Distributions to noncontrolling interests	—	—	—	(7)	(7)
Balance, December 31, 2016	$2,591	$18	$(8)	$32	$2,633
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
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

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Millions)
OPERATING ACTIVITIES:
Net income	$318	$233	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	122	120	110
Earnings from unconsolidated affiliates	(214)	(173)	(75)
Distributions from unconsolidated affiliates	258	201	120
Net unrealized losses (gains) on derivative instruments	108	131	(86)
Gain on sale of assets	(47)	—	—
Goodwill impairment	—	82	—
Other, net	12	13	14
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	(3)	110	68
Inventories	(1)	20	4
Accounts payable	25	(90)	(67)
Accrued interest	—	(2)	8
Other current assets and liabilities	(3)	—	(5)
Other long-term assets and liabilities	—	5	(4)
Net cash provided by operating activities	575	650	524
INVESTING ACTIVITIES:
Capital expenditures	(37)	(281)	(338)
Acquisitions, net of cash acquired	—	—	(102)
Acquisition of unconsolidated affiliates	—	—	(673)
Investments in unconsolidated affiliates, net	(29)	(62)	(151)
Proceeds from sale of assets	160	—	28
Net cash provided by (used in) investing activities	94	(343)	(1,236)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,972	1,554	719
Payments of long-term debt	(2,152)	(1,429)	—
Payments of commercial paper, net	—	—	(335)
Payments of deferred financing costs	—	—	(7)
Excess purchase price over acquired interests	—	—	(18)
Proceeds from issuance of common units, net of offering costs	—	31	1,001
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)
Distributions to limited partners and general partner	(483)	(482)	(420)
Distributions to noncontrolling interests	(7)	(5)	(14)
Purchase of additional interest in a subsidiary	—	—	(198)
Contributions from noncontrolling interests	—	—	3
Contributions from DCP Midstream, LLC	—	1	—
Net cash (used in) provided by financing activities	(670)	(330)	725
Net change in cash and cash equivalents	(1)	(23)	13
Cash and cash equivalents, beginning of period	2	25	12
Cash and cash equivalents, end of period	$1	$2	$25
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014
1. Description of Business and Basis of Presentation
DCP Midstream, LP, with its consolidated subsidiaries, or us, we, our or the Partnership, is engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas; producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate; and transporting, storing and selling propane in wholesale markets.
We are a Delaware limited partnership that was formed in August 2005. Our Partnership includes our Natural Gas Services, NGL Logistics and Wholesale Propane Logistics segments. For additional information regarding these segments, see Note 19 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. During the third quarter of 2016, Spectra Energy entered into an Agreement and Plan of Merger (the "Merger Agreement") with Enbridge Inc. ("Enbridge"), a Canadian corporation, and anticipates completing the proposed merger during the first quarter of 2017. The Merger Agreement provides that, upon closing of the proposed merger, Spectra Energy will continue its separate corporate existence as a wholly owned subsidiary of Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. DCP Midstream, LLC’s employees provide administrative support to us and operate most of our assets. As of December 31, 2016 DCP Midstream, LLC owned approximately 21.4% of us, including limited partner and general partner interests.
On December 30, 2016, we entered into a Contribution Agreement (the “Contribution Agreement”) with DCP Midstream, LLC and DCP Midstream Operating, LP (the “Operating Partnership”), a wholly owned subsidiary of the Partnership. The transactions and documents contemplated by the Contribution Agreement are collectively referred to hereafter as the “Transaction.” The Transaction closed effective January 1, 2017. For additional information regarding the Transaction, see Note 4 - Acquisitions.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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
Goodwill and Intangible Assets - Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill at the reporting unit level during the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill and intangible assets impairment due to the potential impact on our operations and cash flows.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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
If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
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

•
Percent-of-proceeds/liquids arrangements - Under percent-of-proceeds arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on published index market prices. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas, NGLs and condensate,

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquids arrangements, we do not keep any amounts related to residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs, in lieu of us returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

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
Purchases of natural gas, propane and NGLs - Purchases of natural gas and NGLs represent physical purchases from suppliers. We purchase propane from natural gas processing plants and fractionation facilities, and crude oil refineries.
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2016, 2015 and 2014. However, we had significant transactions with affiliates.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

Environmental Expenditures - Environmental expenditures are expensed or capitalized as appropriate, depending upon the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not generate current or future revenue are expensed. Liabilities for these expenditures are recorded on an undiscounted basis when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated. There were no environmental liabilities included in the consolidated balance sheet as other current liabilities at December 31, 2016 and 2015, and other long-term liabilities were $1 million at both December 31, 2016 and 2015.
Income Taxes - We are structured as a master limited partnership which is a pass-through entity for federal income tax purposes. Our income tax expense includes certain jurisdictions, including state, local, franchise and margin taxes of the master limited partnership and subsidiaries. We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income or loss, which may vary substantially from the net income or loss reported in the consolidated statements of operations, is proportionately included in the federal income tax returns of each partner.
Net Income or Loss per Limited Partner Unit - Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per limited partner unit is computed based on the weighted average number of limited partner units, plus the effect of dilutive potential units outstanding during the period using the two-class method.

3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated statement of cash flows.

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

FASB ASU, 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt for financial statements that have not been issued. The impact of this ASU will be evaluated upon the occurrence of future business combinations and provisional adjustments will be recorded in the period determined.

FASB ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU was effective for annual reporting periods beginning after December 15, 2015. The retrospective adoption of this ASU has been implemented and did not have any impact on our consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. We plan to adopt this ASU using the modified retrospective method. The initial cumulative effect will be recognized at the date of adoption. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued and may issue in the future, interpretative guidance, which may cause our evaluation to change. Accordingly, at this time we cannot estimate the impact upon adoption.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

4. Acquisitions
On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash (together the “Contributions”). In consideration of the Partnership’s receipt of the Contributions, (i) the Partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to the General Partner in a private placement and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt. This represents a Transaction between entities under common control and a change in reporting entity. There was no financial statement impact for the year ended December 31, 2016.

Pursuant to the Contribution Agreement, DCP Midstream, LLC agreed to cause the General Partner to enter into Amendment No. 3 (the “Third Amendment to the Partnership Agreement”) to the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated November 1, 2006, as amended (the “Partnership Agreement”). On January 1, 2017, the General Partner, in its capacity as the general partner of the Partnership, entered into the Third Amendment to the Partnership Agreement. The Third Amendment to the Partnership Agreement includes terms that amend the Partnership Agreement to cause the incentive distributions payable to the holders of the Partnership’s incentive distribution rights with respect to the fiscal years 2017, 2018 and 2019 to, in certain circumstances, be reduced in an amount up to $100 million per fiscal year as necessary to provide that the distributable cash flow of the Partnership (as adjusted) during such year meets or exceeds the amount of distributions made by the Partnership (as adjusted) to the partners of the Partnership with respect to such year.

5. Dispositions
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

6. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
Pursuant to the Contribution Agreement, on January 1, 2017, the Partnership entered into the Services and Employee Secondment Agreement (the “Services Agreement”), which replaced the services agreement between the Partnership and DCP Midstream, LLC, dated February 14, 2013, as amended (the “Original Services Agreement”). Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf.
Under the Original Services Agreement, we were required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also paid DCP Midstream, LLC an annual fee under the Original Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there was no limit on the reimbursements we make to DCP Midstream, LLC under the Original Services Agreement for other expenses and expenditures incurred or payments made on our behalf. The annual fee paid under the Original Services Agreement was $71 million for the year ended December 31, 2016.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

The following is a summary of the fees we incurred under the Services Agreement, as well as other fees paid to DCP Midstream, LLC:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Services Agreement	$71	$71	$41
Other fees — DCP Midstream, LLC	3	3	6
Total — DCP Midstream, LLC	$74	$74	$47
In addition to the fees paid pursuant to the Services Agreement, we incurred allocated expenses, including executive compensation, insurance and internal audit fees with DCP Midstream, LLC of $3 million, $3 million and $2 million for each of the years ended December 31, 2016, 2015 and 2014 respectively. The Eagle Ford system incurred $4 million in general and administrative expenses directly from DCP Midstream, LLC for the year ended December 31, 2014, before the reallocation of the Eagle Ford system to the Original Services Agreement on March 31, 2014.

Commodity Transactions - We sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering, transportation and other services to, DCP Midstream, LLC.

Spectra Energy

Commodity Transactions - We purchase natural gas and other NGL products from Spectra Energy. Management anticipates continuing to purchase commodities and provide services to Spectra Energy in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
DCP Midstream, LLC:
Sales of natural gas, propane, NGLs and condensate	$745	$958	$2,179
Transportation, processing and other	$167	$118	$92
Purchases of natural gas, propane and NGLs	$100	$61	$194
(Losses) gains from commodity derivative activity, net	$(13)	$33	$118
Operating and maintenance expense	$—	$—	$1
General and administrative expense	$74	$74	$47
Phillips 66:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1
Spectra Energy:
Purchases of natural gas, propane and NGLs	$32	$46	$77
Transportation, processing and other	$—	$—	$14
Other income	$—	$5	$—

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

 We had balances with affiliates as follows:

	December 31, 2016	December 31, 2015
	(Millions)
DCP Midstream, LLC:
Accounts receivable	$94	$81
Accounts payable	$28	$15
Unrealized gains on derivative instruments — current	$15	$32
Unrealized gains on derivative instruments — long-term	$—	$9
Unrealized losses on derivative instruments — current	$22	$18
Unrealized losses on derivative instruments — long-term	$—	$1
Spectra Energy:
Accounts payable	$3	$4
7. Inventories
Inventories were as follows:

	December 31, 2016	December 31, 2015
	(Millions)
Natural gas	$28	$29
NGLs	16	14
Total inventories	$44	$43
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $3 million, $8 million and $24 million in lower of cost or market adjustments during the years ended December 31, 2016, 2015, and 2014, respectively.
8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2016	December 31, 2015
		(Millions)
Gathering and transmission systems	20 — 50 Years	$2,046	$2,337
Processing, storage, and terminal facilities	35 — 60 Years	2,342	2,327
Other	3 — 30 Years	63	64
Construction work in progress		89	122
Property, plant and equipment		4,540	4,850
Accumulated depreciation		(1,268)	(1,374)
Property, plant and equipment, net		$3,272	$3,476
Interest capitalized on construction projects was less than $1 million, $6 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Depreciation expense was $112 million, $110 million and $101 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Asset Retirement Obligations - As of December 31, 2016 and 2015, we had asset retirement obligations of $28 million and $29 million, respectively, included in other long-term liabilities in the consolidated balance sheets. Accretion expense was $2 million for the each of the years ended December 31, 2016, 2015, and 2014.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

9. Goodwill and Intangible Assets

We performed our annual goodwill assessment during the quarter ended September 30, 2016 at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the fair value of goodwill substantially exceeded its carrying value and that the entire amount of goodwill disclosed on the consolidated balance sheet as of September 30, 2016 is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows, including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted volumes and commodity prices), as well as historical and other factors. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

The change in carrying amount of goodwill in each of our reporting segments was as follows:

	Year Ended December 31,
	2016				2015
	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Total	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Total

Balance, beginning of period	$—	$35	$37	$72	$82	$35	$37	$154
Impairment	—	—	—	—	(82)	—	—	(82)
Balance, end of period	$—	$35	$37	$72	$—	$35	$37	$72

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2016	2015
	(Millions)
Gross carrying amount	$164	$164
Accumulated amortization	(61)	(52)
Intangible assets, net	$103	$112

We recorded amortization expense of $9 million, $8 million and $9 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the remaining amortization periods ranged from approximately 5 years to 19 years, with a weighted-average remaining period of approximately 14 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(Millions)
2017	$8
2018	8
2019	8
2020	8
2021	8
Thereafter	63
Total	$103

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

10. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2016	December 31, 2015
		(Millions)
DCP Sand Hills Pipeline, LLC	33.33%	$454	$441
Discovery Producer Services LLC	40%	386	406
DCP Southern Hills Pipeline, LLC	33.33%	315	318
Front Range Pipeline LLC	33.33%	165	170
Texas Express Pipeline LLC	10%	93	96
Mont Belvieu Enterprise Fractionator	12.5%	23	25
Panola Pipeline Company, LLC	15%	25	19
Mont Belvieu 1 Fractionator	20%	10	11
Other	Various	4	7
Total investments in unconsolidated affiliates		$1,475	$1,493
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Discovery Producer Services LLC	$74	$55	5
DCP Sand Hills Pipeline, LLC	61	55	24
DCP Southern Hills Pipeline, LLC	24	14	13
Front Range Pipeline LLC	19	17	2
Mont Belvieu Enterprise Fractionator	16	15	16
Mont Belvieu 1 Fractionator	10	9	12
Texas Express Pipeline LLC	8	8	3
Panola Pipeline Company, LLC	2	—	—
Total earnings from unconsolidated affiliates	$214	$173	$75

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Statements of operations (a):
Operating revenue	$1,321	$1,172	$826
Operating expenses	$552	$540	$475
Net income	$765	$630	$349

	December 31, 2016	December 31, 2015
	(Millions)
Balance sheets (a):
Current assets	$196	$182
Long-term assets	5,272	5,200
Current liabilities	(166)	(170)
Long-term liabilities	(202)	(216)
Net assets	$5,100	$4,996
(a) In accordance with the Panola joint venture agreement, earnings began to accrue on February 1, 2016. As a result, activity related to Panola is included in the tables above as of and for the year ended December 31, 2016.

11. Fair Value Measurement
Determination of Fair Value
Below is a general description of our valuation methodologies for derivative financial assets and liabilities which are measured at fair value. Fair values are generally based upon quoted market prices or prices obtained through external sources, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. Fair values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, and/or the liquidity of the market.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 13 - Risk Management and Hedging Activities.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

The following table presents the financial instruments carried at fair value as of December 31, 2016 and 2015, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$1	$15	$—	$16	$—	$83	$22	$105
Short-term investments (b)	$—	$—	$—	$—	$2	$—	$—	$2
Long-term assets:
Commodity derivatives (c)	$—	$—	$—	$—	$—	$9	$—	$9
Current liabilities:
Commodity derivatives (d)	$(1)	$(23)	$(5)	$(29)	$—	$(18)	$—	$(18)
Long-term liabilities:
Commodity derivatives (e)	$—	$—	$—	$—	$—	$(1)	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the years ended December 31, 2016 and 2015, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Year ended December 31, 2016 (a):
Beginning balance	$22	$—	$—	$—
Net unrealized losses included in earnings (b)	—	—	(5)	—
Settlements	(22)	—	—	—
Ending balance	$—	$—	$(5)	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$—	$—	$(5)	$—
Year ended December 31, 2015 (a):
Beginning balance	$138	$18	$—	$—
Net unrealized gains (losses) included in earnings (b)	29	(18)	—	—
Settlements	(145)	—	—	—
Ending balance	$22	$—	$—	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$21	$(18)	$—	$—

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the years ended December 31, 2016 and 2015.

(b)	Represents the amount of total gains or losses for the period, included in gains or losses from commodity derivative activity, net.
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

	December 31, 2016
Product Group	Fair Value	Forward Curve Range
	(Millions)
Liabilities
NGLs	$(5)	$0.66-$1.23	Per gallon
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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
We determine the fair value of our fixed-rate Senior Notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Amended and Restated Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2016 and 2015, the carrying value and fair value of our long-term fixed-rate Senior Notes, including current maturities, and our Amended and Restated Credit Agreement were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Senior Notes	$2,066	$2,022	$2,063	$1,650
Amended and Restated Credit Agreement	$195	$195	$375	$375
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

12. Debt

	December 31, 2016	December 31, 2015
	(Millions)
Amended and Restated Credit Agreement
Revolving credit facility, weighted-average variable interest rate of 2.01% and 1.57%, as of December 31, 2016 and 2015, respectively, due May 1, 2019	$195	$375
Debt Securities
Issued November 27, 2012, interest at 2.50% payable semi-annually, due December 1, 2017	500	500
Issued March 13, 2014, interest at 2.70% payable semi-annually, due April 1, 2019	325	325
Issued March 13, 2012, interest at 4.95% payable semi-annually, due April 1, 2022	350	350
Issued March 14, 2013, interest at 3.875% payable semi-annually, due March 15, 2023	500	500
Issued March 13, 2014, interest at 5.60% payable semi-annually, due April 1, 2044	400	400
Unamortized issuance costs	(11)	(14)
Unamortized discount	(9)	(12)
Total debt	2,250	2,424
Current maturities of long-term debt	500	—
Total long-term debt	$1,750	$2,424
Amended and Restated Credit Agreement
We have a $1.25 billion senior unsecured revolving credit agreement that matures on May 1, 2019, or the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions.
Our cost of borrowing under the Amended and Restated Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Amended and Restated Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.45% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate, plus 0.50% or the LIBOR Market Index rate, plus 1%, plus (b) an applicable margin of 0.45% based on our current credit rating. The Amended and Restated Credit Agreement incurs an annual facility fee of 0.3% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.25 billion Amended and Restated Credit Agreement.
As of December 31, 2016, we had unused borrowing capacity of $1,031 million, net of $24 million of letters of credit, under the Amended and Restated Credit Agreement, of which $970 million was available for working capital and other general partnership purposes. Our borrowing capacity may be limited by financial covenants set forth in the Amended and Restated Credit Agreement. Except in the case of a default, amounts borrowed under our Amended and Restated Credit Agreement will not become due prior to the May 1, 2019 maturity date.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

The future maturities of debt in the year indicated are as follows:

Debt Maturities
(Millions)
2017	$500
2018	—
2019	520
2020	—
2021	—
Thereafter	1,250
2,270
Unamortized issuance costs	(11)
Unamortized discount	(9)
Total	$2,250

13. Risk Management and Hedging Activities
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
Commodity Price Risk
Cash Flow Protection Activities — We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. We have mitigated a portion of our expected commodity price risk associated with our gathering, processing and sales activities through the first quarter of 2018 with commodity derivative instruments. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we have used crude oil swaps to mitigate a portion of our commodity price exposure to NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships. When our crude oil swaps become short-term in nature, we have periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Our crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange our floating price risk for a fixed price. The type of instrument that we use to mitigate a portion of our risk may vary depending upon our risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected within our consolidated statements of operations as a gain or a loss on commodity derivative activity.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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
Commodity Cash Flow Hedges — In order for storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase the base gas, the deferred losses or gains would remain in AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2016.

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
The balance in AOCI of our previously settled interest rate swap cash flow hedges was in a loss position of $3 million as of December 31, 2016.
Contingent Credit Features
Each of the above risks is managed through the execution of individual contracts with a variety of counterparties. Certain of our derivative contracts may contain credit-risk related contingent provisions that may require us to take certain actions in certain circumstances.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Amended and Restated Credit Agreement. As of December 31, 2016, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2016, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2016, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
Collateral
As of December 31, 2016, we had cash deposits of $9 million, included in other current assets in our consolidated balance sheets.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	December 31, 2016			December 31, 2015
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments (a)	Net Amount
	(Millions)
Assets:
Commodity derivatives	$16	$(15)	$1	$114	$(19)	$95
Liabilities:
Commodity derivatives	$(29)	$15	$(14)	$(19)	$19	$—

(a)	There is no cash collateral pledged or received against these positions.

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2016 and 2015.

Balance Sheet Line Item	December 31, 2016	December 31, 2015	Balance Sheet Line Item	December 31, 2016	December 31, 2015
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$16	$105	Unrealized losses on derivative instruments — current	$(29)	$(18)
Unrealized gains on derivative instruments — long-term	—	9	Unrealized losses on derivative instruments — long-term	—	(1)
Total	$16	$114	Total	$(29)	$(19)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2016:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)

(a)	Relates to Discovery, an unconsolidated affiliate.

For the year ended December 31, 2016, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in gains or losses from commodity derivative activity, net or interest expense in our consolidated statements of operations. For the year ended December 31, 2016, no derivative losses were reclassified from AOCI to gains or losses from commodity derivative activity, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2016	2015	2014
	(Millions)
Third party:
Realized gains (losses)	$72	$158	$(2)
Unrealized (losses) gains	(79)	(106)	38
(Losses) gains from commodity derivative activity, net	$(7)	$52	$36
Affiliates:
Realized gains	$16	$57	$70
Unrealized (losses) gains	(29)	(24)	48
(Losses) gains from commodity derivative activity, net —affiliates	$(13)	$33	$118
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	December 31, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2017	(212,000)	(21,192,500)	(1,605,000)	1,567,500
2018	(28,000)	—	—	—

	December 31, 2015
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2016	(1,408,672)	(15,881,064)	(813,267)	2,665,000
2017	—	(7,387,500)	—	1,800,000
14. Partnership Equity and Distributions
During the year ended December 31, 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of December 31, 2016, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
In March 2014, we issued 4,497,158 common units to DCP Midstream, LLC as partial consideration for certain transactions that closed in March 2014.

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

General Partner Interest and Incentive Distribution Rights - The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 0.3% and limited partner interest of approximately

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

1.7% as of December 31, 2016. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.
The following table presents our cash distributions paid in 2016, 2015 and 2014:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
November 14, 2016	$0.7800	$120
August 12, 2016	$0.7800	$121
May 13, 2016	$0.7800	$121
February 12, 2016	$0.7800	$121
November 13, 2015	$0.7800	$120
August 14, 2015	$0.7800	$121
May 15, 2015	$0.7800	$121
February 13, 2015	$0.7800	$120
November 14, 2014	$0.7700	$117
August 14, 2014	$0.7575	$111
May 15, 2014	$0.7450	$106
February 14, 2014	$0.7325	$86

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

15. Equity-Based Compensation

On April 28, 2016, the unitholders of the Partnership approved the 2016 Long-Term Incentive Plan (the “2016 LTIP”), which replaced the 2005 Long-Term Incentive Plan that expired pursuant to its terms at the end of 2015 (the “2005 LTIP” and, together with the 2012 LTIP and the 2016 LTIP, the “LTIP”).  Any outstanding awards under the 2005 LTIP will remain outstanding and settle according to the terms of such grant. The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates. Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights, unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.

On November 28, 2005, the board of directors of our General Partner adopted the 2005 LTIP, for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2005 LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. The 2005 LTIP phantom units consist of a notional unit based on the value of the Partnership's common units. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be issued and delivered pursuant to awards under the 2005 LTIP. Awards that are canceled or forfeited, or are withheld to satisfy the General Partner’s tax withholding obligations, are available for delivery pursuant to other awards. On February 15, 2012, the board of directors of our General Partner adopted the 2012 LTIP (the "2012 LTIP") for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provided for the grant of phantom units and DERs. The 2012 LTIP phantom units consist of a notional unit based on the value of common units or shares of Phillips 66 and Spectra Energy. The LTIPs were administered by the compensation committee of the General Partner’s board of directors through 2012, and by the General Partner’s board of directors beginning in 2013. All awards under the LTIPs are subject to cliff vesting.

Since we have the intent and ability to settle certain awards within our control in units, we classify them as equity awards based on their fair value. The fair value of our equity awards is determined based on the closing price of our common units on the grant date. Compensation expense on equity awards is recognized ratably over each vesting period. We account for other awards which are subject to settlement in cash, including DERs, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date.

We recognized less than $1 million, less than $1 million, and $1 million in compensation expense related to our LTIP awards for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had less than $1 million of unrecognized compensation expense related to LTIP awards.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

Basic and diluted net income or loss per LPU is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under the LTIP. The dilutive effect of unit-based awards was 1,105, 7,038 and 10,574 equivalent units during the years ended December 31, 2016, 2015 and 2014 respectively.
17. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the years ended December 31, 2016, 2015 and 2014.

The State of Texas imposes a margin tax that is assessed at 0.75%, 0.75%, and 0.95%, of taxable margin apportioned to Texas for the years ended December 31, 2016, 2015 and 2014, respectively.

Income tax expense consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Current state income tax expense	$2	$—	$3
Deferred state income tax (benefit) expense	(2)	(5)	3
Total income tax (benefit) expense	$—	$(5)	$6

We had net long-term deferred tax liabilities of $6 million and $8 million as of December 31, 2016 and 2015, respectively, included in other long-term liabilities on the consolidated balance sheets. These state deferred tax liabilities relate to our Texas operations and are primarily associated with depreciation related to property, plant and equipment.
Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states.

18. Commitments and Contingent Liabilities
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus (i) from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) from federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) from state and federal regulatory officials regarding the emission of greenhouse gases which could impose regulatory burdens and increase the cost of our operations. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Indemnification — DCP Midstream, LLC has indemnified us for certain potential environmental claims, losses and expenses associated with the operation of the assets of certain of our predecessors.

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $13 million, $11 million, and $13 million for the years ended December 31, 2016, 2015, and 2014, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.
Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2016:

(Millions)
2017	$17
2018	15
2019	14
2020	10
2021	5
Thereafter	13
Total minimum rental payments	$74

19. Business Segments
Our operations are located in the United States and were organized into three reporting segments prior to the Transaction: Natural Gas Services; NGL Logistics; and Wholesale Propane Logistics. Our chief operating decision maker regularly reviews financial information about our operating segments, which are aggregated into the reporting units presented, in deciding how to allocate resources and evaluate performance.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

The following tables set forth our segment information:

Year Ended December 31, 2016:

	Natural Gas Services	NGL Logistics	Wholesale Propane Logistics	Other	Eliminations (e)	Total
	(Millions)
Total operating revenue	$1,269	$85	$146	$—	$(3)	$1,497
Gross margin (a)	$431	$85	$35	$—	$—	$551
Operating and maintenance expense	(153)	(22)	(8)	—	—	(183)
Depreciation and amortization expense	(111)	(8)	(3)	—	—	(122)
General and administrative expense	—	—	—	(88)	—	(88)
Other expense	(7)	—	—	—	—	(7)
Earnings from unconsolidated affiliates	74	140	—	—	—	214
Interest expense	—	—	—	(94)	—	(94)
Gain on sale of assets	47	—	—	—	—	47
Net income (loss)	$281	$195	$24	$(182)	$—	$318
Net income attributable to noncontrolling interests	(6)	—	—	—	—	(6)
Net income (loss) attributable to partners	$275	$195	$24	$(182)	$—	$312
Non-cash derivative mark-to-market (b)	$(108)	$—	$—	$—	$—	$(108)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$—	$3
Capital expenditures	$27	$9	$1	$—	$—	$37
Investments in unconsolidated affiliates, net	$—	$29	$—	$—	$—	$29

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

Year Ended December 31, 2014

	Natural Gas Services (c)	NGL Logistics	Wholesale Propane Logistics	Other	Total
	(Millions)
Total operating revenue	$3,163	$73	$406	$—	$3,642
Gross margin (a)	$756	$73	$18	$—	$847
Operating and maintenance expense	(189)	(16)	(11)	—	(216)
Depreciation and amortization expense	(101)	(7)	(2)	—	(110)
General and administrative expense	—	—	—	(64)	(64)
Other expense	(2)	(1)	—	—	(3)
Earnings from unconsolidated affiliates	5	70	—	—	75
Interest expense	—	—	—	(86)	(86)
Income tax expense	—	—	—	(6)	(6)
Net income (loss)	$469	$119	$5	$(156)	$437
Net income attributable to noncontrolling interests	(14)	—	—	—	(14)
Net income (loss) attributable to partners	$455	$119	$5	$(156)	$423
Non-cash derivative mark-to-market (b)	$89	$—	$(3)	$—	$86
Non-cash lower of cost or market adjustments	$11	$—	$13	$—	$24
Capital expenditures	$297	$25	$16	$—	$338
Acquisition expenditures	$102	$673	$—	$—	$775
Investments in unconsolidated affiliates, net	$75	$76	$—	$—	$151

	December 31,	December 31,
	2016	2015
	(Millions)
Segment long-term assets:
Natural Gas Services	$4,140	$4,362
NGL Logistics	672	679
Wholesale Propane Logistics	118	120
Other (d)	4	10
Total long-term assets	4,934	5,171
Current assets	227	306
Total assets	$5,161	$5,477

(a)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases of natural gas, propane and NGLs. Gross margin is viewed as a non-GAAP financial measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

(c)
The segment information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information, similar to the pooling method.

(d)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

(e)	Represents intersegment revenues consisting of sales of NGLs in our NGL Logistics segment to our Wholesale Propane segment.
20. Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$84	$86	$73
Cash paid for income taxes, net of income tax refunds	$2	$2	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$11	$12	$43
Other non-cash changes in property, plant and equipment	$(8)	$(8)	$4
Non-cash addition of investment in unconsolidated affiliates and property, plant and equipment acquired in March 2014 Transactions	$—	$—	$65
Non-cash excess purchase price in March 2014 Transactions	$—	$—	$160

21. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2016 and 2015 were as follows (millions, except per unit amounts):

2016	First	Second	Third	Fourth	Year Ended December 31, 2016
Total operating revenues	$379	$348	$372	$398	$1,497
Operating income	$47	$18	$86	$47	$198
Net income	$72	$46	$120	$80	$318
Net income attributable to noncontrolling interests	$—	$(1)	$—	$(5)	$(6)
Net income attributable to partners	$72	$45	$120	$75	$312
Net income allocable to limited partners	$41	$14	$89	$44	$188
Basic and diluted net income per limited partner unit	$0.36	$0.12	$0.78	$0.38	$1.64

2015	First	Second	Third	Fourth	Year Ended December 31, 2015
Total operating revenues	$568	$430	$465	$435	$1,898
Operating income (loss)	$69	$(28)	$43	$63	$147
Net income (loss)	$69	$(2)	$72	$94	$233
Net income attributable to noncontrolling interests	$—	$—	$(1)	$(4)	$(5)
Net income (loss) attributable to partners	$69	$(2)	$71	$90	$228
Net income (loss) allocable to limited partners	$38	$(33)	$40	$59	$104
Basic and diluted net income (loss) per limited partner unit	$0.33	$(0.29)	$0.35	$0.51	$0.91

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

22. Supplementary Information — Condensed Consolidating Financial Information
The following condensed consolidating financial information presents the results of operations, financial position and cash flows of DCP Midstream, LP, or parent guarantor, DCP Midstream Operating LP, or subsidiary issuer, which is a 100% owned subsidiary, and non-guarantor subsidiaries, as well as the consolidating adjustments necessary to present DCP Midstream, LP’s results on a consolidated basis. The parent guarantor has agreed to fully and unconditionally guarantee debt securities of the subsidiary issuer. For the purpose of the following financial information, investments in subsidiaries are reflected in accordance with the equity method of accounting. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the subsidiaries operated as independent entities.

	Condensed Consolidating Balance Sheet
	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	156	—	156
Inventories	—	—	44	—	44
Other	—	—	26	—	26
Total current assets	—	—	227	—	227
Property, plant and equipment, net	—	—	3,272	—	3,272
Goodwill and intangible assets, net	—	—	175	—	175
Advances receivable — consolidated subsidiaries	1,676	1,754	—	(3,430)	—
Investments in consolidated subsidiaries	925	1,439	—	(2,364)	—
Investments in unconsolidated affiliates	—	—	1,475	—	1,475
Other long-term assets	—	—	12	—	12
Total assets	$2,601	$3,193	$5,161	$(5,794)	$5,161
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$18	$216	$—	$234
Current maturities of long-term debt	—	500	—	—	500
Advances payable — consolidated subsidiaries	—	—	3,430	(3,430)	—
Long-term debt	—	1,750	—	—	1,750
Other long-term liabilities	—	—	44	—	44
Total liabilities	—	2,268	3,690	(3,430)	2,528
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	2,601	928	1,444	(2,364)	2,609
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	2,601	925	1,439	(2,364)	2,601
Noncontrolling interests	—	—	32	—	32
Total equity	2,601	925	1,471	(2,364)	2,633
Total liabilities and equity	$2,601	$3,193	$5,161	$(5,794)	$5,161

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,093	$—	$1,093
Transportation, processing and other	—	—	424	—	424
Losses from commodity derivative activity, net	—	—	(20)	—	(20)
Total operating revenues	—	—	1,497	—	1,497
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	946	—	946
Operating and maintenance expense	—	—	183	—	183
Depreciation and amortization expense	—	—	122	—	122
General and administrative expense	—	—	88	—	88
Gain on sale of assets	—	—	(47)	—	(47)
Other expense	—	—	7	—	7
Total operating costs and expenses	—	—	1,299	—	1,299
Operating income	—	—	198	—	198
Interest expense	—	(94)	—	—	(94)
Income from consolidated subsidiaries	312	406	—	(718)	—
Earnings from unconsolidated affiliates	—	—	214	—	214
Income before income taxes	312	312	412	(718)	318
Income tax expense	—	—	—	—	—
Net income	312	312	412	(718)	318
Net income attributable to noncontrolling interests	—	—	(6)	—	(6)
Net income attributable to partners	$312	$312	$406	$(718)	$312

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$312	$312	$412	$(718)	$318
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	—	—
Other comprehensive income from consolidated subsidiaries	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	312	312	412	(718)	318
Total comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total comprehensive income attributable to partners	$312	$312	$406	$(718)	$312

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2015
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, propane, NGLs and condensate	$—	$—	$1,442	$—	$1,442
Transportation, processing and other	—	—	371	—	371
Gains from commodity derivative activity, net	—	—	85	—	85
Total operating revenues	—	—	1,898	—	1,898
Operating costs and expenses:
Purchases of natural gas, propane and NGLs	—	—	1,246	—	1,246
Operating and maintenance expense	—	—	214	—	214
Depreciation and amortization expense	—	—	120	—	120
General and administrative expense	—	—	85	—	85
Goodwill impairment	—	—	82	—	82
Other expense	—	—	4	—	4
Total operating costs and expenses	—	—	1,751	—	1,751
Operating income	—	—	147	—	147
Interest expense, net	—	(92)	—	—	(92)
Income from consolidated subsidiaries	228	320	—	(548)	—
Earnings from unconsolidated affiliates	—	—	173	—	173
Income before income taxes	228	228	320	(548)	228
Income tax expense	—	—	5	—	5
Net income	228	228	325	(548)	233
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income attributable to partners	$228	$228	$320	$(548)	$228

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(88)	$663	$—	$575
INVESTING ACTIVITIES:
Intercompany transfers	483	268	—	(751)	—
Capital expenditures	—	—	(37)	—	(37)
Investments in unconsolidated affiliates	—	—	(29)	—	(29)
Proceeds from sale of assets	—	—	160	—	160
Net cash provided by investing activities	483	268	94	(751)	94
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(751)	751	—
Proceeds from long-term debt	—	1,972	—	—	1,972
Payments of long-term debt	—	(2,152)	—	—	(2,152)
Distributions to limited partners and general partner	(483)	—	—	—	(483)
Distributions to noncontrolling interests	—	—	(7)	—	(7)
Net cash used in financing activities	(483)	(180)	(758)	751	(670)
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	—	—	2	—	2
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statements of Cash Flows
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2014 (a)
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(73)	$597	$—	$524
INVESTING ACTIVITIES:
Intercompany transfers	(581)	(280)	—	861	—
Capital expenditures	—	—	(338)	—	(338)
Acquisitions, net of cash acquired	—	—	(102)	—	(102)
Investments in unconsolidated affiliates	—	—	(673)	—	(673)
Acquisition of unconsolidated affiliates	—	—	(151)	—	(151)
Proceeds from sale of assets	—	—	28	—	28
Net cash used in investing activities	(581)	(280)	(1,236)	861	(1,236)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	861	(861)	—
Proceeds from long-term debt	—	719	—	—	719
Payments of issuance of commercial paper, net	—	(335)	—	—	(335)
Payment of deferred financing costs	—	(7)	—	—	(7)
Proceeds from issuance of common units, net of offering costs	1,001	—	—	—	1,001
Excess purchase price over acquired assets	—	—	(18)	—	(18)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	(6)	—	(6)
Distributions to limited partners and general partner	(420)	—	—	—	(420)
Distributions to noncontrolling interests	—	—	(14)	—	(14)
Contributions from noncontrolling interests	—	—	3	—	3
Purchase of additional interest in a subsidiary	—	—	(198)	—	(198)
Net cash provided by financing activities	581	377	628	(861)	725
Net change in cash and cash equivalents	—	24	(11)	—	13
Cash and cash equivalents, beginning of year	—	—	12	—	12
Cash and cash equivalents, end of year	$—	$24	$1	$—	$25
(a) The financial information for the year ended December 31, 2014 includes the results of our Lucerne 1 plant, a transfer of net assets between entities under common control that was accounted for as if the transfer occurred at the beginning of the period to furnish comparative information similar to the pooling method.

23. Subsequent Events
On December 30, 2016, we entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP. The Transaction closed effective January 1, 2017. For additional information regarding the Transaction, see Note 4 - Acquisitions.
Effective January 11, 2017, we changed our name to "DCP Midstream, LP" from "DCP Midstream Partners, LP" (the Name Change).

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014 - (Continued)

In connection with the Name Change, the ticker symbol for our common units representing limited partner interests listed on the NYSE changed from “DPM” to “DCP” effective at the open of the NYSE on January 23, 2017.
On January 26, 2017, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution was paid on February 14, 2017 to unitholders of record on February 7, 2017, except that the owners of the Partnership's General Partner will receive distributions on the units issued on January 1, 2017 beginning with the first quarter 2017 declared distribution.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2016.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.
Deloitte & Touche, LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Partnership and our report dated February 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Denver, Colorado
February 15, 2017

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Management of DCP Midstream, LP

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

The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business. Prior to the Transaction, certain of these executive officers allocated their time between managing our business and the business of DCP Midstream, LLC where the time devoted to our business was driven by the needs and demands of our ongoing business and business development efforts. All of our executive officers are also executive officers of DCP Midstream, LLC. We utilize employees of DCP Midstream, LLC, including the executive officers, to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC pursuant to the terms of the Services Agreement (the “Prior Services Agreement”) prior to the closing of the Transaction and pursuant to the terms of the Services and Employee Secondment Agreement subsequent to the closing of the Transaction (the “Services and Employee Secondment Agreement”). The Services and Employee Secondment Agreement replaced the Prior Services Agreement in connection with the Transaction.

The following table shows information regarding the current directors and executive officers of our General Partner, DCP Midstream GP, LLC. Directors are appointed annually by DCP Midstream, LLC and hold office for one year or until their successors have been elected and qualified or until the earlier of their death, resignation, removal or disqualification. Officers serve at the discretion of the board of directors. There are no family relationships among any of the directors or executive officers.

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	47	Chief Executive Officer, President, Chairman of the Board and Director
Sean P. O'Brien	47	Group Vice President and Chief Financial Officer
Brent L. Backes	57	Group Vice President, General Counsel and Corporate Secretary
Don Baldridge	47	President, Commercial
Brian Frederick	51	President, Asset Operations
Guy Buckley	56	Director
Allen C. Capps	46	Director
Fred J. Fowler	70	Director
William F. Kimble	57	Director
Brian Mandell	53	Director
Bill W. Waycaster	78	Director
John Zuklic	49	Director

Wouter T. van Kempen was appointed as DCP Midstream GP, LLC’s Chief Executive Officer ("CEO") in January 2013, Chairman of the Board in January 2014, and President in February 2016. Mr. van Kempen is also the Chairman, President and Chief Executive Officer for DCP Midstream, LLC, which is the owner of DCP Midstream GP, LLC, since January 2013. Mr. van Kempen was previously DCP Midstream, LLC’s President and Chief Operating Officer from September 2012 until January 2013, where he led the gathering and processing and the marketing and logistics business units and oversaw all corporate functions of the organization; President, Gathering and Processing, from January 2012 to August 2012; President, Midcontinent Business Unit, and Chief Development Officer, from August 2010 to December 2011. Prior to joining DCP Midstream, LLC in August 2010, Mr. van Kempen was President of Duke Energy Generation Services from September 2006 to July 2010 and Vice President of Mergers and Acquisitions from December 2005 to September 2006. Mr. van Kempen joined Duke Energy in 2003 and served in a number of management positions. Prior to Duke Energy, Mr. van Kempen was employed by General Electric, where he served in increasing roles of responsibility becoming the staff executive for corporate mergers and acquisitions in 1999.

Sean P. O'Brien was appointed Group Vice President and Chief Financial Officer of DCP Midstream GP, LLC in January 2014. Mr. O'Brien is also the Group Vice President and Chief Financial Officer for DCP Midstream, LLC and has served in that position since May 2012. Prior to that time, Mr. O’Brien was Senior Vice President and Treasurer of DCP Midstream, LLC from May 2011 and prior to that, he served as Vice President, Financial Planning and Analysis from September 2009. Prior to joining DCP Midstream, LLC in September 2009, Mr. O’Brien was with Duke Energy Corporation where he served as General Manager of Financial Planning and Forecasting for Duke Energy’s Commercial Business Unit from May 2006, and prior to that, he was Vice President and Controller of Duke Energy Generation Services from May 2005. Mr. O’Brien joined Duke Energy in 1997. Mr. O’Brien is a certified public accountant with over 24 years of experience in the finance area and over 19 years of experience in the energy industry.

Brent L. Backes was appointed Group Vice President, General Counsel, and Corporate Secretary of DCP Midstream GP, LLC in February 2017. Mr. Backes has also served as the Group Vice President, General Counsel, and Corporate Secretary of DCP Midstream, LLC since February 2002. Prior to joining DCP Midstream, LLC in 1998, Mr. Backes was an attorney in private practice focusing on mergers and acquisitions and regulatory matters in the energy industry since 1987.

Don Baldridge was appointed President, Commercial of DCP Midstream GP, LLC in February 2017. Mr. Baldridge has also been a President of DCP Midstream, LLC overseeing the commercial, marketing, and logistics businesses since March 2013 and before that was Vice President, Natural Gas and NGL Marketing since February 2011. Mr. Baldridge previously served as our Vice President, Business Development from January 2009 until February 2011. Mr. Baldridge joined DCP Midstream, LLC in March 2005. Mr. Baldridge brings more than 25 years of experience in the energy industry, including commercial, trading and business development activities.

Brian Frederick was appointed President, Asset Operations of DCP Midstream GP, LLC in February 2017. Mr. Frederick has also been President, Asset Operations of DCP Midstream, LLC since February 2014 and prior to that was President of the Southern and Midcontinent business units of DCP Midstream, LLC since March 2013. Mr. Frederick joined DCP Midstream, LLC in 1999 and previously served as Vice President of Corporate Development and Vice President of Gas Marketing. Mr. Frederick has more than 25 years of experience in the energy industry leading operations, commercial, trading and business development teams.

Guy Buckley was appointed a director of DCP Midstream, GP, LLC in October 2014. Mr. Buckley is currently Chief Development Officer of Spectra Energy. Prior to assuming his current role in January 2014, Mr. Buckley served as Spectra Energy’s Treasurer and Group Vice President, Mergers and Acquisitions from January 2012 to December 2013, and as Group Vice President, Corporate Strategy and Development from December 2008 to December 2011. Since joining Spectra Energy in 1989, Mr. Buckley has held a number of leadership positions in the areas of engineering, operations, marketing, and project and business development.

Allen C. Capps was appointed a director of DCP Midstream GP, LLC in August 2016. Mr. Capps is currently the Vice President and Controller of Spectra Energy. From April 2010 until assuming his current role in January 2012, Mr. Capps served as Vice President, Business Development, Storage and Transmission, for Union Gas Limited, Spectra Energy’s Canadian natural gas utility, and as Vice President and Treasurer of Spectra Energy from December 2007 to April 2010. Mr. Capps has broad experience in the energy industry having served in various senior level finance and accounting roles since 2003.

Fred J. Fowler was appointed a director of DCP Midstream GP, LLC in March 2015. Mr. Fowler is the former president and chief executive officer of Spectra Energy, retiring from that position in December 2008. Prior to Spectra Energy’s separation from Duke Energy Corporation in December 2006, Mr. Fowler served as group president for Duke Energy’s gas transmission business since April 2006. Prior to that, Mr. Fowler served as president and chief operating officer of Duke Energy Corporation since November 2002. Mr. Fowler began his career in the energy industry in 1968. Mr. Fowler served as vice chairman of the board of directors of TEPPCO Partners, L.P. from March 1998 to February 2003 and as chairman of the board of directors of our General Partner from April 2007 to January 2009. Mr. Fowler currently serves on the boards of directors of Encana Corp., PG&E Corporation, and Spectra Energy Partners, LP, the general partner of which is controlled by Spectra Energy, which is an owner of DCP Midstream, LLC, the owner of our General Partner.

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

Brian Mandell was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Mandell has more than 25 years of oil and gas industry experience serving in various marketing, commercial, and midstream roles. He is currently Senior Vice President, Commercial, for Phillips 66. He previously served as Phillips 66's President, Global Marketing, and prior to that, Global Trading Lead, Clean Products, Commercial. Prior to joining Phillips 66 in May 2012, he worked for ConocoPhillips as Manager, U.S. Gasoline Trading since 2011. Previously, Mr. Mandell served in the Commercial NGL group and was named Manager of NGL Trading after working as Manager of Processing Assets and Business Development in 2006. Mr. Mandell began his career with Conoco in 1991 working in various marketing roles.

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

John Zuklic was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Zuklic has more than 20 years of oil and gas industry experience serving in various finance and commercial roles. He is currently Vice President and Treasurer of Phillips 66 and prior to assuming that role in May 2015 was General Manager, Global Commercial Risk and Compliance. Before joining Phillips 66 and assuming the role of Assistant Treasurer in May 2012, Mr. Zuklic worked for ConocoPhillips as Manager, Treasury Services, since 2008. In 2004, he was named Principal Consultant, Treasury, and prior to that he was Director, Midstream Finance, from 2000 to 2004. Prior to joining ConocoPhillips in 2000, Mr. Zuklic worked at BP for five years in various treasury, finance, and commercial positions.

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

Allen C. Capps - Mr. Capps was appointed a director because of his strong background in the energy industry including his leadership roles in accounting, finance, and business development with Spectra Energy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2016.

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

Special Committee

The board of directors of our General Partner has a standing special committee, which is comprised of two independent directors, Bill W. Waycaster (chairman) and William F. Kimble. The special committee will review specific matters that the board believes may involve conflicts of interest, including transactions between us and DCP Midstream, LLC or its affiliates. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets as requested by the board of directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the NYSE and the Exchange Act. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

Corporate Governance Guidelines, Code of Business Ethics, and Audit Committee Charter

Our board of directors has adopted Corporate Governance Guidelines that outline the important policies and practices regarding our governance.

We have adopted a Code of Business Ethics applicable to the persons serving as our directors, officers (including without limitation, the chief executive officer, chief financial officer and principal accounting officer) and employees. We intend to disclose any amendment to or waiver of our Code of Business Ethics that applies to our executive officers or directors on our website at www.dcpmidstream.com in order to satisfy disclosure requirements under SEC and NYSE rules relating to such information.

Copies of our Corporate Governance Guidelines, Code of Business Ethics and Audit Committee Charter are available on our website at www.dcpmidstream.com. Copies of these items are also available free of charge in print to any person who sends a request to the office of the Secretary of DCP Midstream, LP at 370 17th Street, Suite 2500, Denver, Colorado 80202. The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Meeting Attendance and Preparation

During 2016, our board of directors met eight times and members of the board of directors attended at least 75% of regular and special meetings and meetings of the committees on which they served, either in person or telephonically. In addition, directors are expected to be prepared for each meeting of the board by reviewing materials distributed in advance.

Meeting of Non-Management Directors and Communications with Directors

At each quarterly meeting of the board of directors, the independent directors meet in an executive session, which executive sessions are presided over by William F. Kimble. In addition, at each quarterly meeting of the board of directors, the non-management members of the board meet in executive session, which executive sessions are presided over by Fred J. Fowler.

Unitholders or interested parties may communicate with any and all members of our board, including our non-management directors, or any committee of our board, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the board or any committee of the board at the following address and fax number: Name of the Director(s), c/o Secretary, DCP Midstream, LP, 370 17th Street, Suite 2500, Denver, Colorado 80202, fax number (303) 605-2226.

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

•
based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the SEC; and

•	approved the selection and appointment of Deloitte & Touche LLP to serve as our independent auditors.

This report has been furnished by the members of the audit committee of the board of directors:

Audit Committee
William F. Kimble (Chairman)
Fred J. Fowler
Bill W. Waycaster

The report of the audit committee in this report shall not be deemed incorporated by reference into any other filing by DCP Midstream, LP under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

As a publicly traded limited partnership, we do not have directors, officers or employees. Instead, our operations are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as our General Partner. Our General Partner is 100% owned by DCP Midstream, LLC. When we refer herein to the board of directors, we are referring to the board of directors of our General Partner. Additionally, we do not have a compensation committee. When we refer herein to the compensation committee, we are referring to the compensation committee of the board of directors of DCP Midstream, LLC.

We have entered into a services agreement, as further described below, with DCP Midstream, LLC pursuant to which, among other matters, DCP Midstream, LLC makes available its employees who serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. Prior to the closing of the Transaction, these matters were conducted pursuant to the terms of the Prior Services Agreement, and subsequent to the closing of the Transaction, these matters are conducted pursuant to the terms of the Services and Employee Secondment Agreement. For the year ended

December 31, 2016, the NEOs of our General Partner were Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); and Michael S. Richards, Vice President, General Counsel and Secretary. As of February 9, 2017, the NEOs of our General Partner are Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); Brent L. Backes, Group Vice President, General Counsel and Corporate Secretary; Don Baldridge, President, Commercial; and Brian Frederick, President, Asset Operations.

Prior to the Transaction, the NEOs allocated their time between managing our business and the business of DCP Midstream, LLC where the time devoted to our business was driven by the needs and demands of our ongoing business and business development efforts. Following the closing of the Transaction, each of the current NEOs devotes all of their time to our business. The following table presents the estimated percentage of time that each NEO devoted to the business of the Partnership relative to the total time such NEO devoted to the businesses of the Partnership and DCP Midstream, LLC during the year ended December 31, 2016, which was prior to the closing of the Transaction:

2016 NEO	Time Allocated to the Partnership	Position with DCP Midstream GP, LLC	Position with DCP Midstream, LLC
Wouter T. van Kempen	40%	Chairman of the Board, President, and Chief Executive Officer	Chairman of the Board, President, and Chief Executive Officer
Sean P. O'Brien	40%	Group Vice President and Chief Financial Officer	Group Vice President and Chief Financial Officer
Michael S. Richards	40%	Vice President, General Counsel and Secretary	Vice President and Deputy General Counsel

The General Partner has not entered into employment agreements with any of the NEOs. The NEOs do not receive any compensation from us for their services to our business or as executive officers of our General Partner. We pay an annual fixed general and administrative fee to DCP Midstream, LLC pursuant to the terms of the services agreements described above to cover, among other matters, the services provided by the NEOs. In 2016, the fixed general and administrative fee we paid to DCP Midstream, LLC under the Prior Services Agreement included reimbursement for the time allocated to our business by Messrs. van Kempen, O’Brien, and Richards. The compensation committee has the ultimate decision-making authority with respect to the total compensation that DCP Midstream, LLC pays to the NEOs.

Compensation Decisions

All compensation decisions concerning the officers and employees dedicated to our operations and management are made by the compensation committee, except with regard to any equity-based compensation, which is subject to approval by the board of directors of our General Partner. The compensation committee’s responsibilities on compensation matters include the following:

•	annually review the Partnership’s and DCP Midstream, LLC’s (hereinafter, the “DCP Enterprise”) goals and objectives relevant to compensation of the NEOs;

•	annually evaluate the NEO’s performance in light of the DCP Enterprise’s goals and objectives, and approve the compensation levels for the NEOs;

•
periodically evaluate the terms and administration of short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the DCP Enterprise’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments if appropriate;

•	retain and terminate any compensation consultant to assist in the evaluation of non-employee director and NEO compensation; and

•	periodically review the compensation of the non-employee directors.

Compensation Philosophy

DCP Midstream, LLC’s compensation program is structured to provide the following benefits:

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

Methodology - Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for directors who are not officers or employees of the General Partner or its affiliates, or our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2016, the compensation committee engaged the services of BDO USA, LLP, or BDO, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2016. We consider BDO to be independent of the Partnership and therefore, the work performed by BDO does not create a conflict of interest. The BDO study was based on compensation as reported in the annual reports on Form 10-K for a group of peer companies with a similar tax status, and the following surveys: 2015 TowersWatson General Industry Executive Compensation Survey; 2015 TowersWatson Liquids Pipeline Roundtable Survey; and 2015 Mercer Total Compensation Survey for the Energy Sector, or the surveys.

The BDO study was comprised of the following peer companies:

Boardwalk Pipeline Partners, LP	Magellan Midstream Partners, LP
Buckeye Partners, LP	MPLX LP
Crestwood Equity Partners LP	ONEOK Partners, LP
Enable Midstream Partners, LP	Plains All American Pipeline, LP
Enbridge Energy Partners, LP	Targa Resources Corp.
EnLink Midstream Partners, LP	Western Gas Partners, LP
EQT Midstream Partners, LP	Williams Partners, LP

Studies such as this generally include only the most highly compensated officers of each company, which correlates with most of the NEOs. The results of this study as well as other factors such as targeted performance objectives and the compensation packages of highly compensated officers of DCP Midstream, LLC served as a benchmark for establishing total annual direct compensation packages for the NEOs. Peer data from the BDO study and the data point that represents the 50th percentile of the market in the surveys were used to assess the competitiveness of the total direct compensation packages for the NEOs.

Components of Compensation

The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of a grant of phantom units payable in cash upon vesting under the DCP Midstream 2008 Long-Term Incentive Plan, or LTIP, which is based on a percentage of annual base salary. Under our compensation structure, the allocation between base salary, STI and LTIP varies depending upon job title and responsibility levels.

In allocating compensation among these components, we believe a significant portion of the compensation of the NEOs should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the BDO study. Each component of compensation is further described below.

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

The 2016 STI objectives were initially designed and proposed by our CEO and Chairman of the Board working with the compensation committee, with objectives that were oriented towards performance of the DCP Enterprise. The objectives were approved by the compensation committee. All STI objectives are subject to change each year. The 2016 DCP Enterprise and corporate scorecard objectives comprising the total STI opportunity for the NEOs are described below.
DCP Enterprise objectives:

1.
Cash Generation. An objective intended to capture the cash generated from operations for DCP Midstream, LLC, the owner of our General Partner and, prior to the Transaction, the operator of our assets, which consolidates the cash generated by the assets of the Partnership. For this objective, the target level of performance is cash generated of $605 million, the maximum level of performance is $775 million and the minimum level of performance is $450 million.

2.
EBIT ROCE. An objective intended to capture the constant price EBIT (earnings before interest and taxes) ROCE (return on capital employed) of DCP Midstream, LLC. For this objective, the target level of performance is EBIT ROCE of 2.8%, the maximum level of performance is 4.0% and the minimum level of performance is 1.1%.

3.
Cost. An objective intended to capture the operating and general and administrative costs of DCP Midstream, LLC. For this objective, the target level of performance is cost of $990 million, the maximum level of performance is cost of $960 million and the minimum level of performance is $1,045 million.

4.
Reliability. Operating objectives of reliable operation of mechanical and system processes, equipment analysis and preventive maintenance schedules for engines, compressors and turbines covering the assets of the DCP Enterprise. For these objectives, we have established the minimum, target and maximum levels of performance.

5.
Capacity Utilization. An operating objective of volume per compressor for the assets of the DCP Enterprise. For this objective, we have established the minimum, target and maximum level of performance.

6.
Contract Realignment. A commercial objective intended to capture the additional margin from contracting activities for the DCP Enterprise. For this objective we have established the minimum, target and maximum levels of performance.

7.
Total Recordable Injury Rate (TRIR). A safety objective of both employee and contractor injury rates covering the assets of the DCP Enterprise. For this objective, the target level of performance during the year is a TRIR of 0.51, the maximum level of performance is a TRIR of 0.35 and a minimum level of performance is a TRIR of 0.90.

8.
Process Safety Event Rate (PSE Rate). A safety objective using a broad definition of process safety events covering the assets of the DCP Enterprise. For this objective, the target level of performance during the year is a PSE Rate of 4.32, the maximum level of performance is a PSE Rate of 3.2 and a minimum level of performance is a PSE Rate of 7.

9.
Emissions. An environmental objective of non-routine air emissions, natural gas vented or flared, covering the assets of the DCP Enterprise. For this objective, we have established certain levels of emissions at such assets that comprise the minimum, target and maximum level of performance for this objective.

Corporate scorecard objectives: For 2016, the corporate scorecard is comprised of a cost goal for the corporate group as well as an average of the five business unit scorecards within the DCP Enterprise. The objectives of the business unit scorecards were reviewed by the compensation committee. The specific cost goals for each business unit and the corporate group were approved by the CEO and Chairman of the Board.

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

Early in 2017, management prepared a report on the achievement of the DCP Enterprise objectives during 2016. These results were then reviewed and approved by the compensation committee. The level of performance achieved in 2016 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
DCP Enterprise objectives:
1) Cash Generation	Above Maximum
2) EBIT ROCE	Above Maximum
3) Cost	Above Maximum
4) Reliability	Between Target and Maximum
5) Capacity Utilization	Between Target and Maximum
6) Contract Realignment	Between Target and Maximum
7) Total Recordable Injury Rate (TRIR)	At Minimum
8) Process Safety Event Rate (PSE Rate)	Between Minimum and Target
9) Emissions	Above Maximum
Corporate scorecard objectives:	Between Target and Maximum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under the LTIP, phantom units are issued where half of such phantom units are strategic performance units, or SPUs, and half are restricted phantom units, or RPUs. The SPUs will vest based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.

For 2016, the SPUs had the following two performance measures: (1) total shareholder return, or TSR, over the Performance Period of DCP Midstream, LLC’s owners, Phillips 66 and Spectra Energy relative to their respective peer groups, and (2) constant price EBIT return on capital employed, or EBIT ROCE, by DCP Midstream, LLC over the Performance Period. Half of the SPUs will be measured against the TSR performance objective and half of the SPUs will be measured against the EBIT ROCE performance measure. These performance measures were initially designed and proposed by the CEO and Chairman of the Board. These objectives were then considered and approved by the compensation committee. The compensation committee believes that the financial performance of the DCP Enterprise has a direct impact on the success of Phillips 66 and Spectra Energy. The compensation committee believes that by using TSR of Phillips 66 and Spectra Energy as a performance measure it aligns the interests of the NEOs with the performance of two diverse companies that have a significant presence in the energy industry. The compensation committee believes utilizing EBIT ROCE of DCP Midstream, LLC aligns the performance of the NEOs with the success of the DCP Enterprise. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.

For the 2016 TSR performance measure, the companies included in the Spectra Energy peer group that will be compared against Spectra Energy are the companies in the S&P Energy Index, the Alerian Index (excluding Spectra Energy Partners, LP and us), Enbridge, Inc. and TransCanada Corporation. The companies included in the Phillips 66 peer group that will be compared against Phillips 66 are as follows:

Phillips 66 peer group:
Celanese Corporation
Delek US Holdings, Inc
The Dow Chemical Company
Eastman Chemical CO
Energy Transfer Equity, LP
Enterprise Products Partners, LP
Holly Frontier Corporation
Huntsman Corporation
Marathon Petroleum Corporation
ONEOK, Inc
PBF Energy, Inc
S&P 100
Targa Resources Corp
Tesoro Corporation
Valero Energy Corporation
Western Refining, Inc
Westlake Chemical Corp
The TSR result for the LTIP will approximate the TSR results paid by Phillips 66 and Spectra Energy under their respective long-term incentive plans.

For the EBIT ROCE performance measure, EBIT for DCP Midstream, LLC will be as calculated from its financial statements. Capital employed will be determined each year during the annual budget process as approved by the board of directors of DCP Midstream, LLC. The EBIT ROCE targets are reset each year and will be based on the average of the three one-year periods running from 2016 through 2018. For this objective, the target level of performance for 2016 was EBIT ROCE of 2.8%, the maximum level of performance was EBIT ROCE of 4.0% and the minimum level of performance was EBIT ROCE of 1.1%.

These SPU and RPU awards are granted as of January 1st each year. Award recipients also received the right to receive dividend equivalent rights, or DERs, on the number of units earned during the Vesting Period. The DERs on the SPUs will be paid in cash at the end of the Performance Period and the DERs on the RPUs are paid quarterly in cash during the Vesting Period. The amount paid on the DERs will equal the quarterly distributions actually paid on the underlying securities during the Performance Period and the Vesting Period on the number of SPUs earned or RPUs granted, respectively.

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of SPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing prices of the underlying securities on the NYSE for the 20 trading days prior to the date of grant under the LTIP. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the BDO study data for individuals in comparable positions.

In the event an award recipient’s employment is terminated after the first anniversary of the grant date for reasons of death, disability, early or normal retirement, or if the recipient is terminated by DCP Midstream, LLC for reasons other than cause, the recipient’s: (i) SPUs will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) RPUs will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units and unpaid DERs.

Other Compensation - In addition, executives are eligible to participate in other compensation programs, which include but are not limited to:

Company Matching and Retirement Contributions to Defined Contribution Plans - Executives may elect to participate in a 401(k) and retirement plan. Under the plan, executives may elect to defer up to 75% of their eligible compensation, or up to the limits specified by the Internal Revenue Service. We match the first 6% of eligible compensation contributed by the executive to the plan. In addition, we make retirement contributions ranging from 4% to 7% of the eligible compensation of qualifying participants to the plan, based on years of service, up to the limits specified by the Internal Revenue Service. We have no defined benefit plans.

Miscellaneous Compensation - Executive officers are eligible to participate in a non-qualified deferred compensation program. Executive officers are allowed to defer up to 75% of their base salary, up to 90% of their STI and up to 100% of their LTIP or other compensation. Executive officers elect either to receive amounts contributed during specific plan years as a lump sum at a specific date, subject to Internal Revenue Service rules, as an annuity (up to five years) at a specific date, subject to Internal Revenue Service rules, or in a lump sum or annual annuity (over three to ten years) at termination.

Within the non-qualified deferred compensation program is a non-qualified, defined contribution retirement plan in which benefits earned under the plan are attributable to compensation in excess of the annual compensation limits under Section 401(k) of the Code. Under this part of the plan, we make a contribution of up to 13% of eligible compensation, as defined by the plan, to the non-qualified deferred compensation program.

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

We are a partnership and not a corporation for U.S. federal income tax purposes, and therefore, are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. Accordingly, none of the compensation paid to NEOs is subject to the limitation.

Board of Directors Report on Compensation

Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman, Chief Executive Officer, and President of the General Partner and the Group Vice President and Chief Human Resources Officer of DCP Midstream, LLC. In addition, we engaged the services of BDO USA, LLP, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2016.

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

Board of Directors
Wouter T. van Kempen (Chairman)
Guy Buckley
Allen C. Capps
Fred J. Fowler

William F. Kimble
Brian Mandell
Bill W. Waycaster
John Zuklic

Executive Compensation

The NEOs do not receive any compensation from us for their services to our business or as executive officers of our General Partner. The following sections disclose the compensation of the NEOs, or, collectively, the “executive officers,” to the extent the compensation awarded to, earned by, or paid to any NEO was not covered by the fixed general and administrative fee that we paid to DCP Midstream, LLC pursuant to the terms of the Prior Services Agreement. In 2016, the fixed general and administrative fee we paid to DCP Midstream, LLC under the Prior Services Agreement included reimbursement for the time allocated to our business by Mr. van Kempen of $1,303,012, Mr. O’Brien of $545,503, and Mr. Richards of $284,419.

Option Exercises and Units Vested

Following are the units vested for the NEOs as of the year ended December 31, 2016:

	Stock Awards (a)
Name	Number of Units Acquired on Vesting	Value Realized on Vesting
Michael S. Richards	2,835	$133,743

(a)	Includes all awards that vested during the year, regardless of whether the awards will be settled in our common units, Phillips 66 common stock, Spectra Energy common stock or cash.

Potential Payments upon Termination or Change in Control

The General Partner has not entered into any employment agreements with any of the executive officers. The NEOs participate in executive severance arrangements maintained by DCP Midstream, LLC in the event of termination of employment that is involuntary or not for cause; however, we would incur no obligation in relation to such arrangements. There are no formal severance plans in place for the NEOs in the event of a change in control of the Partnership.

Director Compensation

General - Members of the board of directors who are officers or employees of the General Partner or its affiliates do not receive additional compensation for serving as directors. For 2016, the board approved an annual compensation package for non-employee directors, consisting of an annual $70,000 cash retainer and an annual grant of common units awarded pursuant to the LTIP that approximate $80,000 of value. Chairpersons of committees of the board receive an additional annual cash retainer of $20,000. All cash retainers are paid on a quarterly basis in arrears. Directors do not receive additional fees for attending meetings of the board or its committees.

The directors will also be reimbursed for out-of-pocket expenses associated with their membership on the board of directors. Each director will be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Following is the compensation of the General Partner’s non-employee directors for the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Fred J. Fowler	$70,000	$79,327	$149,327
William F. Kimble (b)	$90,000	$79,327	$169,327
Bill W. Waycaster (c)	$90,000	$79,327	$169,327

(a)	The amounts in this column reflect the grant date fair value of common unit awards computed in accordance with ASC 718.

(b)	Mr. Kimble is the audit committee chair.

(c)	Mr. Waycaster is the special committee chair.

Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2016, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, determined all elements of compensation for our NEOs. Only Mr. van Kempen was a director and an NEO of our General Partner. Further Mr. van Kempen is a member of the board of directors of DCP Midstream, LLC; however, he is not a member of the compensation committee thereof, nor did he participate in deliberations of such board with regard to his own compensation. During 2016, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the board of directors of DCP Midstream, LLC, or the compensation committee of the board of directors of DCP Midstream, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our units as of February 3, 2017 for:

•	each person known by us to be the beneficial owner of more than 5% of our units;

•	each director of DCP Midstream GP, LLC;

•	each NEO of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.
Percentage of total common units beneficially owned is based on 143,302,328 common units outstanding.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
DCP Midstream, LLC (b)	52,762,526	36.8%
Advisory Research, Inc. (c)	8,985,266	6.3%
Kayne Anderson Capital Advisors, L.P. (d)	8,966,064	6.3%
OppenheimerFunds, Inc. (e)	7,210,334	5.0%
Wouter T. van Kempen	2,540	*
Sean P. O'Brien	—	—
Michael S. Richards	20,944	*
Guy Buckley	—	—
Allen C. Capps	—	—
Fred J. Fowler	19,300	*
William F. Kimble	3,700	*
Brian Mandell	—	—
Bill W. Waycaster	3,700	*
John Zuklic	—	—
All directors and executive officers as a group (10 persons)	50,184	*

_____________
*Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(b)
Includes 1,887,618 Common Units held by DCP Midstream GP, LP. DCP Midstream, LLC is the sole member of the general partner of DCP Midstream GP, LP and may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.

(c)
As reported on Schedule 13G/A filed with the SEC on February 13, 2017 by Advisory Research, Inc. with an address of 180 North Stetson Avenue, Suite 5500, Chicago, Illinois 60601 and Piper Jaffray Companies with an address of 800 Nicollet Mall, Suite 800, Minneapolis, Minnesota 55402. The Schedule 13G/A reports that Advisory Research, Inc. has sole voting power over 8,922,931 of the reported units and sole dispositive power over all of the reported units and Piper Jaffray Companies has shared voting power over 8,922,931 of the reported units and shared dispositive power over all of the reported units.

(d)
As reported on Schedule 13G/A filed with the SEC on January 25, 2017 by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne each having an address of 1800 Avenue of the Stars, Third Floor, Los Angeles, California 90067. The Schedule 13G/A reports that Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne each have shared voting power and shared dispositive power over all of the reported units.

(e)
As reported on Schedule 13G filed with the SEC on February 9, 2017 by OppenheimerFunds, Inc. having an address of 225 Liberty Street, New York, New York 10281. The Schedule 13G reports that OppenheimerFunds, Inc. has shared voting and dispositive power over all of the reported units.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	—	$—	893,100
Equity compensation plans not approved by unitholders (2)	940	—	—
Total	940	$—	893,100

(1)
The information disclosed in this row relates to our 2016 LTIP, which was approved by unitholders at a special meeting on April 28, 2016. The 2016 LTIP makes 900,000 common units available for issuance with respect to awards under the 2016 Plan. For more information on our 2016 LTIP, refer to Note 15. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

(2)
The information disclosed in this row relates to our 2005 LTIP, which expired pursuant to its terms at the end of 2015, and therefore no equity securities remain available for issuance other than 940 phantom units that were granted in 2014 and vested on December 31, 2016. No value is shown in column (b) because the phantom units do not have an exercise price and represent the right to receive either cash or common units upon settlement at the discretion of the Board. For more information on our 2005 LTIP, refer to Note 15. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Unless the context clearly indicates otherwise, the portions of this Item 13 containing current and forward-looking information reflects the registrant following the consummation of the Transaction and the portions containing historical information, our historical operating results or that discuss our operating segments reflects the registrant prior to consummation of the Transaction.

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

Payments to our General Partner and its affiliates
In 2016, we reimbursed DCP Midstream, LLC and its affiliates $71 million under the Services Agreement. For further information regarding the reimbursement, please see the “Services Agreement” section below.

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
Contribution Agreement
On December 30, 2016, the partnership entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP (the “Operating Partnership”), a wholly owned subsidiary of the partnership. On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash (together the “Contributions”). In consideration of the partnership’s receipt of the Contributions, (i) the partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to DCP Midstream GP, LP, the General Partner in a private placement and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt.
Services Agreement
Pursuant to the Contribution Agreement, on January 1, 2017, the Partnership entered into the Services and Employee Secondment Agreement (the “Services Agreement”), which replaced the services agreement between the Partnership and DCP Midstream, LLC, dated February 14, 2013, as amended (the “Original Services Agreement”). Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf.
Under the Original Services Agreement, we were required to reimburse DCP Midstream, LLC for salaries of operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. We also paid DCP Midstream, LLC an annual fee under the Original Services Agreement for centralized corporate functions performed by DCP Midstream, LLC on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there was no limit on the reimbursements we make to DCP Midstream, LLC under the Original Services Agreement for other expenses and expenditures incurred or payments made on our behalf. The annual fee paid under the Original Services Agreement was $71 million for the year ended December 31, 2016.
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
Contracts with Affiliates
We charge transportation fees, sell a portion of our residue gas and NGLs to, and purchase natural gas and NGLs from, DCP Midstream, LLC, Phillips 66 and their respective affiliates. Subsequent to the Transaction, to the extent purchases and sales of the commodities occur with wholly owned entities of the partnership they will have no impact on the results of operations. Management anticipates continuing to purchase and sell these commodities to Phillips 66 and their respective affiliates in the ordinary course of business.
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

	Year Ended December 31,
Type of Fees	2016	2015
	(Millions)
Audit Fees (a)	$2	$2

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

For the last two fiscal years, Deloitte has not billed us for assurance and related services, unless such services were reasonably related to the performance of the audit or review of our financial statements, which are included in the table above. Deloitte has not provided any services to us over the last two fiscal years related to tax compliance, tax services and tax planning.
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

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules included in this Item 15:
Consolidated Financial Statements of Discovery Producer Services LLC
Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC

FINANCIAL STATEMENTS
Discovery Producer Services LLC
Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Management Committee of
Discovery Producer Services LLC

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, members’ capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Producer Services LLC at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 15, 2017

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$11,124	$9,349
Trade accounts receivable:
Affiliate	14,234	9,269
Other	28,742	32,571
Prepaid insurance	2,923	3,364
Other current assets	2,723	2,713
Total current assets	59,746	57,266
Property, plant and equipment, net	1,196,537	1,255,561
Intangible assets, net	15,108	17,132
Total assets	$1,271,391	$1,329,959

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$1,357	$1,814
Other	9,222	6,234
Asset retirement obligations	3,398	—
Deferred revenue	41,423	38,597
Other current liabilities	259	1,016
Total current liabilities	55,672	47,661
Asset retirement obligations	120,042	116,933
Non Current liabilities
Deferred revenue	74,634	93,380
Customer deposits	3,345	—
Commitments and contingent liabilities (Note 6)
Members' capital
Members' capital accounts	1,016,242	1,070,466
Other comprehensive income	1,456	1,519
Total members’ capital	1,017,698	1,071,985
Total liabilities and members’ capital	$1,271,391	$1,329,959

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Revenues:
Product sales:
Affiliate	$129,609	$143,483	$166,988
Third-party	120	243	85
Transportation services	60,112	53,770	17,670
Gathering and processing services:
Affiliate	330	423	324
Third-party	200,723	160,150	22,684
Other revenues	9,012	10,344	8,685
Total revenues	399,906	368,413	216,436
Costs and expenses:
Product cost and shrink replacement:
Affiliate	6,168	8,356	7,240
Third-party	95,364	109,782	123,343
Operating and maintenance expenses:
Affiliate	8,679	9,196	8,607
Third-party	23,479	24,378	26,166
Depreciation, amortization and accretion	76,110	75,333	27,874
Taxes other than income	2,702	2,869	2,894
General and administrative expenses- affiliate	7,219	7,320	7,049
Other expense, net	129	3	5,959
Total costs and expenses	219,850	237,237	209,132
Operating income	180,056	131,176	7,304
Interest income (expense)	(46)	37	7
Foreign currency loss	—	(62)	(265)
Net income	180,010	131,151	7,046
Net loss from derivative instruments, including amounts reclassified into earnings	(63)	(57)	—
Comprehensive income	$179,947	$131,094	$7,046

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

	Williams Field Services Group, LLC	DCP Assets Holding, LP	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance December 31, 2013	$555,211	$373,966	$1,576	$930,753
Non-cash contributions *	18,991	—	—	18,991
Contributions	103,184	77,122	—	180,306
Distributions	(35,653)	(23,768)	—	(59,421)
Net income	4,228	2,818	—	7,046
Balance December 31, 2014	$645,961	$430,138	$1,576	$1,077,675
Non-cash contributions *	787	—	—	787
Contributions	32,999	22,000	—	54,999
Distributions	(115,542)	(77,028)	—	(192,570)
Net income	78,691	52,460	—	131,151
Other comprehensive income	—	—	(57)	(57)
Balance December 31, 2015	$642,896	$427,570	$1,519	$1,071,985
Distributions	(140,540)	(93,694)	—	(234,234)
Net income	108,006	72,004	—	180,010
Other comprehensive income	—	—	(63)	(63)
Balance December 31, 2016	$610,362	$405,880	$1,456	$1,017,698

* Non-cash contributions disclosed in Note 5

See accompanying notes to financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
OPERATING ACTIVITIES:
Net income	$180,010	$131,151	$7,046
Adjustments to reconcile cash provided by operations:
Depreciation, amortization, and accretion	76,109	75,333	27,874
Net loss on retirement of equipment	140	28	5,992
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(1,136)	(28,209)	20,691
Prepaid insurance	440	(757)	271
Other current assets	(10)	230	(844)
Accounts payable	2,369	(8,637)	(3,559)
Asset retirement obligation	—	(789)	(703)
Accrued liabilities	—	—	(217)
Customer deposits	2,683	363	158
Other current liabilities	(94)	159	136
Deferred revenue	(15,908)	(6,221)	112,272
Net cash provided by operating activities	244,603	162,651	169,117
INVESTING ACTIVITIES:
Property, plant and equipment - capital expenditures *	(8,594)	(34,121)	(346,232)
Purchase of business (Note 9)	—	(23,500)	—
Net cash used by investing activities	(8,594)	(57,621)	(346,232)
FINANCING ACTIVITIES:
Distributions to members	(234,234)	(192,570)	(59,421)
Capital contributions	—	54,999	180,306
Net cash used by financing activities	(234,234)	(137,571)	120,885
Increase (decrease) in cash and cash equivalents	1,775	(32,541)	(56,230)
Cash and cash equivalents beginning of period	9,349	41,890	98,120
Cash and cash equivalents end of period	$11,124	$9,349	$41,890

* Increase to property, plant and equipment	$(8,756)	$(15,965)	$(280,191)
Changes in related accounts payable - affiliate, accounts payable, and construction retainage payable	162	(18,156)	(66,041)
Capital expenditures	$(8,594)	$(34,121)	$(346,232)

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

We evaluated our disclosure of subsequent events through the date, February 15, 2017, the date our financial statements were issued.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.

New Accounting Standards Issued and Adopted. In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted. In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). ASU 2016-15 provides specific guidance on eight cash flow classification issues, including debt prepayment or debt extinguishment costs and distributions received from equity method investees, to reduce diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. ASU 2016-15 requires a retrospective transition. We are evaluating the impact of ASU 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. ASU 2016-13 requires varying transition methods for the different categories of amendments. We are evaluating the impact of ASU 2016-13 on our consolidated financial statements. Although we do not expect ASU 2016-13 to have a significant impact, it will impact our trade receivables as the related allowance for credit losses will be recognized earlier under the expected loss model than under our current policy.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition for capital or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. We are reviewing contracts to identify leases, particularly reviewing the applicability of ASU 2016-02 to contracts involving easements/rights-of-way.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (ASU 2015-14). Per ASU 2015-14, the standard is effective for interim and annual reporting periods beginning after December 15, 2017. ASC 606 allows either full retrospective or modified retrospective transition and early adoption is permitted for annual periods beginning after December 15, 2016.

We continue to evaluate the impact the standard may have on our financial statements. For each revenue contract type, we are conducting a formal contract review process to evaluate the impact, if any, that the new revenue standard may have. We have substantially completed that process, and have identified certain key differences in how the new standard will potentially impact our revenue contracts with customers.  Those differences include accounting for noncash consideration, which exists in contracts where we receive commodities as full or partial consideration, contracts with a significant financing component, which may exist in situations where the timing of the consideration we received varies significantly from the timing of the service we provide, and the accounting for contributions in aid of construction. Thus, while we are in the process of quantifying the amount of expected change, we cannot reasonably estimate at this time.  Additionally, we have identified possible information technology and internal control changes necessary for adoption. We currently anticipate utilizing a modified retrospective transition for adoption of ASC 606.

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

Trade Accounts Receivable.  Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no allowance for doubtful accounts as of December 31, 2016 and 2015.

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

Impairment of Long-Lived Assets.  We evaluate long-lived assets for impairment when events or changes in circumstances indicate that, in our management’s judgment, the carrying value of such assets may not be recoverable. When such a determination has been made, we compare our management’s estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is not recoverable, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount by which the carrying value exceeds the estimated fair value. There were no impairments recorded during 2016 or 2015.

Customer Deposits. We extend credit to customers in the normal course of business and perform ongoing credit evaluations of our customers. We may require cash deposit from our customers based on their overall creditworthiness.  The dollars are recorded as a non -current liability on the balance sheet.

Revenue Recognition.  Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation, and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liability accrued at December 31, 2016 or 2015.

Deferred Revenues Our deferred revenues represent up-front payments from customers associated with gas gathering and fractionation and are recognized as we provide the service to which the payments relate.

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

Other Comprehensive loss. Amounts recorded in other comprehensive loss relate to cash flow hedges we entered into to hedge forecasted foreign currency-denominated payments for pipeline construction. We recorded the effective portion of changes in the fair value of those hedges in other comprehensive loss, and are reclassifying such amounts into income on a straight-line basis over the period that we are depreciating the assets to which the hedges related.

Note 3.  Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include sales to Williams of natural gas liquids (NGLs) to which we take title and excess natural gas. The related-party revenues associated with Williams in 2016, 2015, and 2014 was $129.9 million, $143.9 million, and $167.3 million, respectively.

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

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses- affiliate includes the following:

•	Direct payroll and employee benefit costs incurred on our behalf by Williams;

•	Transportation expense under a 10-year transportation agreement for pipeline capacity through 2020 from Texas Eastern Transmission, LP (an affiliate of DCP); and

•	Storage expense under a 20-year agreement to store parts, tools and equipment in a warehouse owned by Williams PERK, LLC (an affiliate of WFS) through 2033.

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Capitalized labor	$754	$1,224	$3,215
Capitalized project fee	249	213	1,943
Total	$1,003	$1,437	$5,158

Note 4.  Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2016 and 2015:

			Estimated
	Years Ended December 31,		Depreciable
	2016	2015	Lives
	(In thousands)
Property, plant, and equipment:
Pipelines	$1,108,062	$1,109,194	25 - 35 years
Plant and other equipment	522,297	512,400	25 - 35 years
Buildings	31,521	31,324	25 - 35 years
Land and land rights	8,035	8,007	0 - 35 years
Construction work in progress	5,465	6,652
Total property, plant, and equipment	1,675,380	1,667,577
Less accumulated depreciation	478,843	412,016
Net property, plant, and equipment	$1,196,537	$1,255,561

Depreciation expense in 2016, 2015 and 2014 was $66.8 million, $66.1 million and $23.3 million, respectively.

Commitments for construction and acquisition of property, plant and equipment totals $0.6 million at December 31, 2016.

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

A rollforward of our asset retirement obligation for 2016 and 2015 is presented below:

	Years Ended December 31,
	2016	2015
	(In thousands)
Balance at January 1	$116,933	$120,677
Accretion expense	7,296	7,263
Estimate revisions	(1,225)	(8,011)
New obligation incurred	436	2,870
Settlements	—	(5,866)
Balance at December 31	$123,440	$116,933

Settlements in 2015 include a $5.1 million non-monetary transaction whereby a customer performed certain retirement activities in exchange for a lower contractual rate. We recorded deferred revenue for the amount of the liability satisfied by the customer.

Note 5.  Intangible Assets

In 2013, Williams and DCP entered into agreements to build a connection between Williams’ Raceland lateral and DGT’s pipeline system. The connection, completed in May of 2014, allows us to process a third party’s gas under a keep-whole arrangement. Pursuant to the agreements, Williams funded $9.8 million of the project cost, directly paid $5.0 million of project costs on our behalf and contributed access to Williams’ Raceland lateral. The amount paid on our behalf and the value of the access to Williams’ Raceland lateral were non-monetary contributions recorded as intangible assets. The gross carrying amount of the intangible asset associated with the Raceland lateral is $20 million. DCP made additional cash contributions to the Company to fund other projects in order to maintain its 40 percent ownership interest.

In 2015, Discovery acquired the ST 311 pipeline as described in Note 9. As a result of the purchase price allocation, an intangible asset of $0.5 million was recorded.

The amortization expense for 2016 and 2015 was $2.0 million and $2.0 million, respectively. Accumulated amortization for 2016 and 2015 was $5.6 million and $3.6 million, respectively. The intangible assets are being amortized on a straight-line basis over their useful life of ten years. Below is estimated amortization expense for the next five years:

(In thousands)
2017	$2,025
2018	2,025
2019	2,025
2020	2,025
2021	2,025
Total	$10,125

Note 6.  Commitments and Contingent Liabilities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The term for the leases were renewed for an additional 10 years beginning 2017. The future minimum annual rentals under this non-cancelable lease as of December 31, 2016 are payable as follows:

(In thousands)
2017	$115
2018	115
2019	115
2020	115
2021	115
Thereafter	620
Total	$1,195

We also have an agreement for pipeline capacity from Texas Eastern Transmission, LP, effective June of 2005 that includes renewal options and options to increase capacity up to 25 years after the effective date. In June of 2015 the capacity lease agreement was extended for 5 years.

(In thousands)
2017	$1,150
2018	1,150
2019	1,150
2020	575
Total	$4,025

Correspondingly we have a storage agreement with Williams PERK, LLC that expires in May of 2033 and then year to year options, which will also increase rentals. The future minimum annual commitments under these non-cancelable arrangements as of December 31, 2016 are payable as follows:

(In thousands)
2017	$280
2018	280
2019	280
2020	280
2021	280
Thereafter	3,215
Total	$4,615

Total rent and lease expense for 2016, 2015, and 2014, including a cancelable platform space lease and miscellaneous month-to-month leases, was $2.5 million, $2.4 million, and $2.3 million, respectively.

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

At December 31, 2016, substantially all of customer accounts receivable result from product sales and gathering from our largest customers. This concentration may impact our overall credit risk either positively or negatively, in that the entity may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We incurred no gain/loss on receivables in 2016, 2015 or 2014.

Major Customers

Williams accounted for $129.9 million (32%), $143.9 million (39%), and $167.3 million (77%) respectively, of our total revenues in 2016, 2015, and 2014. These revenues were for the sale of NGLs purchased from or received as compensation under processing contracts with third-party producers.

During 2016, ExxonMobil Corporation accounted for $81.9 million (20.5%), and ENI Petroleum accounted for $50.5 million (12.6%), of our total revenues. These revenues were for gathering, processing, transportation and other services.

Note 8.  Rate and Regulatory Matters

Rate and Regulatory Matters.  Annually, DGT files a request with the FERC for a fuel lost-and-unaccounted-for gas (FL&U) percentage to be allocated to shippers for the upcoming fiscal year beginning July 1. On June 1, 2015, DGT filed to revise the FL&U retention rate from 0.2 percent to 0.3 percent per dekatherm of gas received based upon the actual fuel use, system loss and gas retained experienced in 2014. The Commission accepted DGT’s revised retention rate by letter order dated June 25, 2015. The actual system loss for 2015 was $0.1 million with FL&U recovered of $1.4 million. On May 31, 2016, DGT filed to reduce the FL&U retention rate from 0.3 percent to 0.0 (zero) percent per dekatherm of gas received based upon the actual fuel use, system loss and gas retained experienced in 2015. On June 17, 2016, the FERC issued a letter order approving the requested retention rate revision. The actual system gain for 2016 was $1.1 million with FL&U recovered of $0.6 million. The above amounts were recognized in each year’s respective operating income.

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

On November 15, 2016, DGT filed its annual HMRE surcharge adjustment to maintain the $0.0500 per Dt surcharge effective January 1, 2017. The filing reflected an additional $0.2 million of qualifying HMRE costs to be recovered by the surcharge. As reflected in the application, the total HMRE amount to be recovered over future periods was $24.4 million as of September 30, 2016. The Commission approved the requested surcharge by letter order dated December 7, 2016.

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

Note 10.  Subsequent Events

During January 2017, we made distributions to our partners totaling $18.7 million.

Phillips 66 had a fire on their raw-make NGL line from Venice to their Paradis connection the evening of February 9th. Our Paradis fractionator was in the blast zone and has been shut down for safety reasons and our Larose processing plant is also shut down. The shippers have been notified of the event and gas is currently being curtailed and bypassed at various points. We were notified the fire was out on February13th; currently we have not been allowed into the facility, however our operations personal visually do not see damage to the Paradis facility. At this time we are unable to determine when services will be fully back online and until such time our results from operations and cash flows will be impacted by the shutdown.

DCP SAND HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2016, 2015 and 2014

INDEPENDENT AUDITORS' REPORT

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

We have audited the accompanying consolidated financial statements of DCP Sand Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 10, 2017

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8.0	$12.9
Accounts receivable:
Affiliates	14.8	13.6
Trade and other	6.1	7.7
Other	0.2	0.1
Total current assets	29.1	34.3
Property, plant and equipment, net	1,355.1	1,315.9
Other long-term assets	3.9	1.2
Total assets	$1,388.1	$1,351.4

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Affiliates	$2.7	$3.7
Trade and other	10.5	6.7
Deferred revenues:
Affiliates	4.7	12.8
Third party	10.0	20.9
Accrued taxes	8.2	3.5
Accrued capital expenditures	10.2	2.3
Accrued liabilities and other	2.6	3.8
Total current liabilities	48.9	53.7
Other long-term liabilities	3.8	3.6
Total liabilities	52.7	57.3
Total members’ equity	1,335.4	1,294.1
Total liabilities and members’ equity	$1,388.1	$1,351.4
See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Year Ended December 31,
	2016	2015	2014
Operating revenues:
Transportation - affiliates	$182.5	$157.3	$100.5
Transportation	86.3	81.2	39.1
Other revenues - affiliates	—	—	0.4
Other revenues	0.2	—	—
Total operating revenues	269.0	238.5	140.0
Operating costs and expenses:
Cost of transportation - affiliates	6.8	4.2	—
Cost of transportation	3.8	3.4	2.5
Operating and maintenance expense	35.9	27.5	23.0
Depreciation expense	28.9	27.3	25.4
General and administrative expense - affiliates	5.2	5.4	5.4
General and administrative expense	2.5	2.6	1.7
Total operating costs and expenses	83.1	70.4	58.0
Operating income	185.9	168.1	82.0
Interest income	0.1	—	—
Income tax expense	(1.6)	(1.4)	(0.5)
Net income	$184.4	$166.7	$81.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(millions)

	DCP Sand Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Sand Hills LLC	Spectra Energy Sand Hills Holding, LLC	Total Members’ Equity

Balance, January 1, 2014	$391.8	$—	$391.9	$391.9	$1,175.6
Contributions from members	8.5	35.1	43.7	43.7	131.0
Distributions to members	(14.9)	(44.0)	(59.1)	(59.1)	(177.1)
Transfer of interest in DCP Sand Hills Pipeline, LLC	(388.5)	388.5	—	—	—
Net income	3.1	24.0	27.2	27.2	81.5
Balance, December 31, 2014	—	403.6	403.7	403.7	1,211.0
Contributions from members	2.7	28.7	28.6	26.0	86.0
Distributions to members	(12.8)	(56.5)	(56.5)	(43.8)	(169.6)
Transfer of interest in DCP Sand Hills Pipeline, LLC	431.3	—	—	(431.3)	—
Net income	10.1	55.6	55.6	45.4	166.7
Balance, December 31, 2015	431.3	431.4	431.4	—	1,294.1
Contributions from members	22.0	21.8	21.9	—	65.7
Distributions to members	(69.6)	(69.6)	(69.6)	—	(208.8)
Net income	61.5	61.4	61.5	—	184.4
Balance, December 31, 2016	$445.2	$445.0	$445.2	$—	$1,335.4

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$184.4	$166.7	$81.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	28.9	27.3	25.4
Other, net	1.0	2.7	0.2
Change in operating assets and liabilities:
Accounts receivable	(0.9)	(6.5)	(3.7)
Accounts payable	(1.7)	4.6	4.5
Deferred revenues	(19.0)	(1.7)	9.1
Other current assets	0.1	—	(0.1)
Other long-term assets	(2.7)	0.2	—
Other current liabilities	5.9	(0.3)	(0.7)
Other long-term liabilities	(0.6)	(0.6)	1.3
Net cash provided by operating activities	195.4	192.4	117.5
INVESTING ACTIVITIES:
Capital expenditures	(57.3)	(110.6)	(74.1)
Proceeds from sale of assets	0.1	1.2	5.1
Net cash used in investing activities	(57.2)	(109.4)	(69.0)
FINANCING ACTIVITIES:
Contributions from members	65.7	86.0	131.0
Distributions to members	(208.8)	(169.6)	(202.0)
Net cash used in financing activities	(143.1)	(83.6)	(71.0)
Net change in cash and cash equivalents	(4.9)	(0.6)	(22.5)
Cash and cash equivalents, beginning of period	12.9	13.5	36.0
Cash and cash equivalents, end of period	$8.0	$12.9	$13.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015, and 2014

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

We are a limited liability company owned 33.33% by DCP Pipeline Holding LLC, a 100% owned subsidiary of DCP Midstream, LP, (formerly DCP Midstream Partners, LP), 33.335% by DCP Sand Holding, LLC, a 100% owned subsidiary of DCP Midstream, LLC, or DCP Midstream and 33.335% by Phillips 66 Sand Hills LLC, a 100% owned subsidiary of Phillips 66 Partners LP, or Phillips 66 Partners. Throughout these consolidated financial statements, DCP Midstream, LP, DCP Midstream and Phillips 66 Partners will together be referenced as the members.

DCP Midstream is a joint venture owned 50% by Phillips 66 and 50% by Spectra Energy Corp, or Spectra Energy, and was the operator of the Sand Hills pipeline until January 1, 2017 when it contributed DCP Sand Holding, LLC and its 33.335% ownership interest in the Company to DCP Midstream, LP (the “Contribution”).

Prior to October 2015, we were owned 33.335% by Spectra Energy Sand Hills Holding, LLC, a 100% owned subsidiary of Spectra Energy Partners, LP, or Spectra Energy Partners. In October 2015, Spectra Energy entered into an agreement with Spectra Energy Partners to acquire its ownership interest of 33.335% in the Company. On October 30, 2015, Spectra Energy contributed its ownership of 33.335% interest in the Company to DCP Midstream.

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

Distributions - Under the terms of the LLC Agreement, we are required to make quarterly distributions to the members based on Available Cash, as the term is defined in the LLC Agreement. Available Cash distributions are paid pursuant to the members’ respective ownership percentages at the date the distributions are due.

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2016 and 2015, we invested $8.0 million and $12.9 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. Given that the value of the short-term money market securities is publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

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

Significant Customers - There was one third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2016. There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2015 and 2014. There were significant transactions with affiliates for each of the years ended December 31, 2016, 2015 and 2014. See Note 4, Agreements and Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2016, 2015 and 2014, deferred state income tax expense totaled $0.7 million, $0.7 million and $0.3 million, respectively. For the years ended December 31, 2016, 2015 and 2014, current state income tax expense totaled $0.9 million, $0.7 million and $0.2 million, respectively.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. We intend to adopt this ASU when it is effective for public entities, which is for interim and annual reporting periods beginning after December 15, 2017. The adoption of this ASU will have no impact on our consolidated cash flows.

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We intend to adopt this ASU when it is effective for public entities, which is for annual reporting periods beginning after December 15, 2018, and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

FASB ASU, 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective transition method. We do not expect adoption of the new revenue standards to have a material impact on our consolidated results of operations, cash flows and financial position.

4. Agreements and Transactions with Affiliates

DCP Midstream, LLC

Under the LLC Agreement, we are required to reimburse DCP Midstream for any direct costs or expenses (other than general and administration services) incurred by DCP Midstream on our behalf. Additionally, we pay DCP Midstream an annual service fee of $5.0 million, for centralized corporate functions provided by DCP Midstream on our behalf, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. These expenses are included in general and administrative expense - affiliates in the consolidated statements of operations. Except with respect to the annual service fee, there is no limit on the reimbursements we make to DCP Midstream under the LLC Agreement for other expenses and expenditures incurred or payments made on our behalf. Subsequent to the Contribution, DCP Midstream, LP will receive the annual service fee and any reimbursements for payments made on the Company’s behalf as the operator of the Sand Hills pipeline.

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. Subsequent to the Contribution, we anticipate transacting with DCP Midstream, LP under these transportation agreements in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2016, 2015 and 2014.

DCP Southern Hills Pipeline, LLC

We have entered into a long-term transportation agreement with DCP Southern Hills Pipeline, LLC, or Southern Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has committed to transporting minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2016	2015	2014
	(millions)
DCP Midstream, LLC and its affiliates:
Transportation - affiliates	$169.8	$150.6	$97.3
Other revenues - affiliates	$—	$—	$0.4
Cost of transportation - affiliates	$6.8	$4.2	$—
General and administrative expense - affiliates	$5.0	$5.0	$5.1
Southern Hills:
Transportation - affiliates	$3.2	$3.2	$3.2
Phillips 66:
Transportation - affiliates	$9.5	$3.5	$—
General and administrative expense - affiliates	$0.2	$0.2	$0.2
Spectra Energy Partners:
General and administrative expense - affiliates	$—	$0.2	$0.1

We had balances with affiliates as follows:

	December 31,
	2016	2015
	(millions)
DCP Midstream, LLC and its affiliates:
Accounts receivable	$14.0	$11.9
Accounts payable	$(2.5)	$(3.7)
Deferred revenue	$(4.7)	$(12.8)
Southern Hills:
Accounts receivable	$0.2	$0.3
Phillips 66:
Accounts receivable	$0.6	$1.4
Accounts payable	$(0.2)	$—

5.    Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,
	Life	2016	2015
		(millions)

Transmission systems	20 - 50 Years	$1,399.1	$1,376.1
Other	3 - 30 Years	3.3	3.3
Land		0.2	0.2
Construction work in progress		50.4	5.3
Property, plant and equipment		1,453.0	1,384.9
Accumulated depreciation		(97.9)	(69.0)
Property, plant and equipment, net		$1,355.1	$1,315.9

Asset Retirement Obligations - As of December 31, 2016 and 2015, we had AROs of $1.4 million and $1.3 million, respectively, included in other long-term liabilities in our consolidated balance sheets. For each of the years ended December 31, 2016, 2015 and 2014 accretion expense was less than $0.1 million. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

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

Environmental - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to the available supply of natural gas and the resulting supply of NGLs, and (ii) federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Operating Leases - Consolidated rental expense, including leases with no continuing commitment, was $3.5 million, $4.1 million, and $3.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows:

Minimum Rental Payments
(millions)
2017	$1.8
2018	—
2019	—
2020	—
2021	—
Total	$1.8

7.    Supplemental Cash Flow Information

	Year Ended December 31,
	2016	2015	2014
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities	$15.1	$2.6	$15.5
Other non-cash changes in property, plant and equipment, net	$(0.3)	$(1.4)	$(1.1)

8.    Subsequent Events

On January 1, 2017, DCP Midstream contributed DCP Sand Holding, LLC and its 33.335% ownership interest in the Company to DCP Midstream, LP.

We have evaluated subsequent events occurring through February 10, 2017, the date the consolidated financial statements were issued.

(b) Exhibits

Exhibit Number		Description
2.1	*#
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

2.2	*#
Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.3	*#
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.4	*#
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

2.6	*#
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.7	*#
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

2.9	*#
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.10	*#
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.11	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.12	*#
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.13	*#
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.14	*#
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.15	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.16	*#
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

Exhibit Number		Description
2.18	*#
Purchase and Sale Agreement, dated February 25, 2014, by and between DCP Midstream, LP, as seller, and DCP Midstream Partners, LP, as buyer (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.19	*#
Contribution Agreement, dated February 25, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.20	*
First Amendment to Contribution Agreement, dated February 27, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 28, 2014).

2.21	*
Second Amendment to Contribution Agreement, dated March 28, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

2.22	*#
Contribution Agreement, dated December 30, 2016, by and among DCP Midstream, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

3.1	*
Certificate of Limited Partnership of DCP Midstream Partners, LP dated August 5, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP's Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on September 16, 2005).

3.2	*
Certificate of Amendment to Certificate of Limited Partnership of DCP Midstream Partners, LP dated January 11, 2017 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 17, 2017).

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

3.5	*
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 1, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.6	*
Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated January 1, 2017 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

3.7	*
Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated January 11, 2017 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 17, 2017).

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

4.3	*
Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.4	*
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

4.5	*
Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

Exhibit Number		Description
4.6	*
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.7	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

4.8	*
Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.9	*
First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream, LLC’s Current Report on Form 8-K (File No. 000-31095) filed with the SEC on August 16, 2000).

4.10	*
Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.3 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.11	*
Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.4 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.12	*
Eighth Supplemental Indenture, dated February 24, 2009, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.5 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.13	*
Ninth Supplemental Indenture, dated March 11, 2010, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.6 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.14	*
Tenth Supplemental Indenture, dated September 19, 2011, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.7 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.15	*
Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.8 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.16	*
Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.9 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.17	*
Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.10 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.18	*
First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.11 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.19	*
Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.12 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

Exhibit Number		Description
10.1	*
Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005, as amended by Amendment No. 1 dated January 20, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.2	*
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated February 14, 2013 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.3	*
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated November 6, 2013 (attached as Exhibit 3.3 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 6, 2013).

10.4		Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 30, 2016.
10.5	*
First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP dated December 7, 2005 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.6	*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.7	*+
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

10.9	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.10	*+
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.11	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.12	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.13	*+
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.14	*+
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

10.15	+	DCP Midstream 2008 Long-Term Incentive Plan.
10.16	+	Form of Strategic Performance Unit Grant Agreement under the DCP Midstream 2008 Long-Term Incentive Plan.
10.17	+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream 2008 Long-Term Incentive Plan.
10.18	+	DCP Midstream, LP Executive Deferred Compensation Plan.
10.19	+	DCP Midstream, LP Executive Deferred Compensation Plan Adoption Agreement.
10.20	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.21	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.22	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

Exhibit Number		Description
10.23	*
First Amendment to Services Agreement, dated August 5, 2013, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

10.24	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

10.25	*
Third Amendment to Services Agreement, dated February 23, 2015, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.15 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 25, 2015).

10.26	*
Services and Employee Secondment Agreement, dated January 1, 2017, by and between DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

10.27	*
Form of Commercial Paper Dealer Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP, and the Dealer party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 29, 2013).

10.28	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC.
23.3		Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Dated: February 15, 2017	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	Chief Executive Officer and President
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

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 15, 2017
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 15, 2017
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 15, 2017
Richard A. Loving	(Principal Accounting Officer)

/s/ Guy G. Buckley	Director	February 15, 2017
Guy G. Buckley

/s/ Allen C. Capps	Director	February 15, 2017
Allen C. Capps

/s/ Fred J. Fowler	Director	February 15, 2017
Fred J. Fowler

/s/ William F. Kimble	Director	February 15, 2017
William F. Kimble

/s/ Brian Mandell	Director	February 15, 2017
Brian Mandell

/s/ Bill Waycaster	Director	February 15, 2017
Bill Waycaster

/s/ John Zuklic	Director	February 15, 2017
John Zuklic

EXHIBIT INDEX

Exhibit Number		Description
2.1	*#
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

2.2	*#
Contribution Agreement, dated October 9, 2006, between DCP LP Holdings, LP and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 13, 2006).

2.3	*#
Purchase and Sale Agreement, dated March 7, 2007, between Anadarko Gathering Company, Anadarko Energy Services Company and DCP Midstream Partners, LP (attached as Exhibit 99.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 14, 2007).

2.4	*#
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

2.6	*#
Contribution Agreement dated February 24, 2009, among DCP LP Holdings, LLC, DCP Midstream GP, LP DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 10.16 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

2.7	*#
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

2.9	*#
Contribution Agreement, dated November 4, 2011, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.7 to DCP Midstream, LLC’s Schedule 13D (File No. 005-81287) dated as of January 13, 2012).

2.1	*#
Contribution Agreement, dated February 27, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 1, 2012).

2.11	*
First Amendment to Contribution Agreement, dated March 30, 2012, among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 4, 2012).

2.12	*#
Contribution Agreement among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP dated June 25, 2012 (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

2.13	*#
Contribution Agreement, dated November 2, 2012, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 7, 2012).

2.14	*#
Contribution Agreement dated February 27, 2013 among DCP LP Holdings, LLC, DCP Midstream, LLC and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 27, 2013).

2.15	*
First Amendment to Contribution Agreement, dated March 28, 2013, among DCP LP Holdings, LLC, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 3, 2013).

2.16	*#
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

2.18	*#
Purchase and Sale Agreement, dated February 25, 2014, by and between DCP Midstream, LP, as seller, and DCP Midstream Partners, LP, as buyer (attached as Exhibit 2.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 26, 2014).

2.19	*#
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

2.21	*
Second Amendment to Contribution Agreement, dated March 28, 2014, among DCP LP Holdings, LLC, DCP Midstream GP, LP, DCP Midstream, LLC, and DCP Midstream Partners, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

2.22	*#
Contribution Agreement, dated December 30, 2016, by and among DCP Midstream, LLC, DCP Midstream Partners, LP and DCP Midstream Operating, LP (attached as Exhibit 2.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

3.1	*
Certificate of Limited Partnership of DCP Midstream Partners, LP dated August 5, 2005 (attached as Exhibit 3.1 to DCP Midstream Partners, LP's Registration Statement on Form S-1 (File No. 333-128378) filed with the SEC on September 16, 2005).

3.2	*
Certificate of Amendment to Certificate of Limited Partnership of DCP Midstream Partners, LP dated January 11, 2017 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 17, 2017).

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

3.5	*
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated April 1, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 7, 2009).

3.6	*
Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated January 1, 2017 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

3.7	*
Amendment No. 4 to Second Amended and Restated Agreement of Limited Partnership of DCP Midstream Partners, LP dated January 11, 2017 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 17, 2017).

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

4.3	*
Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 14, 2012).

4.4	*
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

4.5	*
Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 14, 2013).

4.6	*
Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on March 13, 2014).

4.7	*
Registration Rights Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated July 2, 2012 (attached as Exhibit 4.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 9, 2012).

4.8	*
Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.9	*
First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream, LLC’s Current Report on Form 8-K (File No. 000-31095) filed with the SEC on August 16, 2000).

4.1	*
Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.3 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.11	*
Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.4 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.12	*
Eighth Supplemental Indenture, dated February 24, 2009, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.5 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.13	*
Ninth Supplemental Indenture, dated March 11, 2010, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.6 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.14	*
Tenth Supplemental Indenture, dated September 19, 2011, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.7 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.15	*
Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.8 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.16	*
Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.9 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.17	*
Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.10 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.18	*
First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.11 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.19	*
Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A (attached as Exhibit 4.12 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

10.1	*
Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 7, 2005, as amended by Amendment No. 1 dated January 20, 2009 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 5, 2009).

10.2	*
Amendment No. 2 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated February 14, 2013 (attached as Exhibit 3.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.3	*
Amendment No. 3 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated November 6, 2013 (attached as Exhibit 3.3 to DCP Midstream Partners, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 6, 2013).

10.4		Amendment No. 4 to Amended and Restated Limited Liability Company Agreement of DCP Midstream GP, LLC dated December 30, 2016.
10.5	*
First Amended and Restated Agreement of Limited Partnership of DCP Midstream GP, LP dated December 7, 2005 (attached as Exhibit 3.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).

10.6	*+	DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 12, 2005).
10.7	*+
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

10.9	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream Partners, LP Long-Term Incentive Plan (attached as Exhibit 10.5 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 1, 2011).

10.10	*+
DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.26 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.11	*+
Form of Phantom Unit and DERs Grant for Directors under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.27 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.12	*+
Form of Performance Phantom Unit Grant Agreement and DERs Grant for Officers/Employees under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.28 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.13	*+
Form of Restricted Phantom Unit Grant Agreement and DERs Grant under the DCP Midstream Partners, LP 2012 Long-Term Incentive Plan (attached as Exhibit 10.29 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 29, 2012).

10.14	*+
DCP Midstream Partners, LP 2016 Long-Term Incentive Plan (attached as Exhibit A to DCP Midstream Partners, LP's Definitive Proxy Statement on Schedule 14A (File No. 001-32678) filed with the SEC on March 15, 2016).

10.15	+	DCP Midstream 2008 Long-Term Incentive Plan.
10.16	+	Form of Strategic Performance Unit Grant Agreement under the DCP Midstream 2008 Long-Term Incentive Plan.
10.17	+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream 2008 Long-Term Incentive Plan.
10.18	+	DCP Midstream, LP Executive Deferred Compensation Plan.
10.19	+	DCP Midstream, LP Executive Deferred Compensation Plan Adoption Agreement.
10.20	*
Common Unit Purchase Agreement by and among DCP Midstream Partners, LP and the purchasers named therein dated June 25, 2012 (attached as Exhibit 10.1 to DCP Midstream Partners LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 29, 2012).

10.21	*
Employee Secondment Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.22	*
Services Agreement, dated as of February 14, 2013, among DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 21, 2013).

10.23	*
First Amendment to Services Agreement, dated August 5, 2013, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 6, 2013).

10.24	*
Second Amendment to Services Agreement, dated March 31, 2014, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on April 2, 2014).

10.25	*
Third Amendment to Services Agreement, dated February 23, 2015, by and between DCP Midstream Partners, LP and DCP Midstream, LP (attached as Exhibit 10.15 to DCP Midstream Partners, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 25, 2015).

10.26	*
Services and Employee Secondment Agreement, dated January 1, 2017, by and between DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

10.27	*
Form of Commercial Paper Dealer Agreement among DCP Midstream Operating, LP, DCP Midstream Partners, LP, and the Dealer party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 29, 2013).

10.28	*
Amended and Restated Credit Agreement, dated May 1, 2014, among DCP Midstream Operating, LP, DCP Midstream Partners, LP, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 7, 2014).

12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of DCP Midstream, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC.
23.3		Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.

#	Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.