Form 10-Q
period 2017-03-31
DCP Midstream, LP
filed 2017-05-10
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2017, there were 143,302,328 common units representing limited partner interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, including the following risks and uncertainties:

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

iii

Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$176	$1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4 million	541	652
Affiliates	104	134
Other	6	6
Inventories	64	72
Unrealized gains on derivative instruments	31	42
Other	58	87
Total current assets	980	994
Property, plant and equipment, net	9,047	9,069
Goodwill	236	236
Intangible assets, net	135	137
Investments in unconsolidated affiliates	2,988	2,969
Unrealized gains on derivative instruments	4	5
Other long-term assets	189	201
Total assets	$13,579	$13,611
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$546	$677
Affiliates	51	48
Other	14	10
Current maturities of long-term debt	500	500
Unrealized losses on derivative instruments	36	91
Accrued interest	57	72
Accrued taxes	68	49
Accrued wages and benefits	25	72
Capital spending accrual	20	20
Other	73	84
Total current liabilities	1,390	1,623
Long-term debt	4,709	4,907
Unrealized losses on derivative instruments	7	1
Deferred income taxes	28	28
Other long-term liabilities	195	199
Total liabilities	6,329	6,758
Commitments and contingent liabilities
Equity:
Predecessor equity	—	4,220
Limited partners (143,302,328 and 114,749,848 common units issued and outstanding, respectively)	7,108	2,591
General partner	121	18
Accumulated other comprehensive loss	(9)	(8)
Total partners’ equity	7,220	6,821
Noncontrolling interests	30	32
Total equity	7,250	6,853
Total liabilities and equity	$13,579	$13,611
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,644	$1,119
Sales of natural gas, NGLs and condensate to affiliates	289	175
Transportation, processing and other	157	152
Trading and marketing gains, net	31	18
Total operating revenues	2,121	1,464
Operating costs and expenses:
Purchases of natural gas and NGLs	1,559	1,032
Purchases of natural gas and NGLs from affiliates	128	103
Operating and maintenance expense	167	179
Depreciation and amortization expense	94	95
General and administrative expense	62	62
Other expense (income), net	10	(87)
Total operating costs and expenses	2,020	1,384
Operating income	101	80
Earnings from unconsolidated affiliates	74	66
Interest expense, net	(73)	(79)
Income before income taxes	102	67
Income tax expense	(1)	(2)
Net income	101	65
Net income attributable to noncontrolling interests	—	—
Net income attributable to partners	101	65
Net loss attributable to predecessor operations	—	7
General partner’s interest in net income	(42)	(31)
Net income allocable to limited partners	$59	$41
Net income per limited partner unit — basic and diluted	$0.41	$0.36
Weighted-average limited partner units outstanding — basic and diluted	143.3	114.7
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Millions)
Net income	$101	$65
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	—
Total other comprehensive income	1	—
Total comprehensive income	102	65
Total comprehensive income attributable to noncontrolling interests	—	—
Total comprehensive income attributable to partners	$102	$65
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income	$101	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94	95
Earnings from unconsolidated affiliates	(74)	(66)
Distributions from unconsolidated affiliates	76	87
Net unrealized (gains) losses on derivative instruments	(36)	45
Deferred income tax, net	—	1
Other, net	13	4
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	138	1
Inventories	8	8
Accounts payable	(144)	(55)
Accrued interest	(15)	(15)
Other current assets and liabilities	(20)	(19)
Other long-term assets and liabilities	3	—
Net cash provided by operating activities	144	151
INVESTING ACTIVITIES:
Capital expenditures	(48)	(57)
Change in restricted cash	—	(7)
Investments in unconsolidated affiliates, net	(20)	(12)
Net cash used in investing activities	(68)	(76)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	892
Payments of long-term debt	(195)	(896)
Net change in advances to predecessor from DCP Midstream, LLC	418	50
Distributions to limited partners and general partner	(121)	(121)
Distributions to noncontrolling interests	(2)	(2)
Other	(1)	—
Net cash provided by (used in) financing activities	99	(77)
Net change in cash and cash equivalents	175	(2)
Cash and cash equivalents, beginning of period	1	3
Cash and cash equivalents, end of period	$176	$1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

		Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2017	$4,220	$2,591	$18	$(8)	$32	$6,853
Net income	—	59	42	—	—	101
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	—	418	—	—	—	418
Acquisition of the DCP Midstream Business	(4,220)	—	—	—	—	(4,220)
Deficit purchase price under carrying value of the Transaction	—	3,097	—	(2)	—	3,095
Issuance of 28,552,480 common units and 2,550,644 general partner units to DCP Midstream, LLC and affiliates	—	1,033	92	—	—	1,125
Distributions to limited partners and general partner	—	(90)	(31)	—	—	(121)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance, March 31, 2017	$—	$7,108	$121	$(9)	$30	$7,250
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$4,287	$2,762	$18	$(8)	$33	$7,092
Net (loss) income	(7)	41	31	—	—	65
Net change in parent advances	50	—	—	—	—	50
Distributions to limited partners and general partner	—	(90)	(31)	—	—	(121)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance, March 31, 2016	$4,330	$2,713	$18	$(8)	$31	$7,084

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016
(Unaudited)
1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or "us", "we", "our" or the "Partnership" is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Gathering and Processing and Logistics and Marketing segments. For additional information regarding these segments, see Note 18 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge, Inc and its affiliates, or Enbridge. Spectra Energy Corp owned 50% of DCP Midstream, LLC prior to the completion of their merger with Enbridge in the first quarter of 2017. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of March 31, 2017, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
On December 30, 2016, we entered into a Contribution Agreement (the “Contribution Agreement”) with DCP Midstream, LLC and DCP Midstream Operating, LP (the “Operating Partnership”), a 100% owned subsidiary of the Partnership. The transactions and documents contemplated by the Contribution Agreement are collectively referred to hereafter as the “Transaction.” The Transaction closed effective January 1, 2017. Our predecessor results consist of all of the ownership interests of DCP Midstream, LLC in all of its subsidiaries that owned operating assets ("The DCP Midstream Business"), which we acquired from DCP Midstream, LLC on January 1, 2017. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of The DCP Midstream Business for all periods presented. We recognize transfers of net assets between entities under common control at DCP Midstream, LLC’s basis in the net assets contributed. The amount of the purchase price in deficit of DCP Midstream, LLC’s basis in the net assets is recognized as an addition to limited partners’ equity. The financial statements of our predecessor have been prepared from the separate records maintained by DCP Midstream, LLC and may not necessarily be indicative of the conditions that would have existed or the results of operations if our predecessor had been operated as an unaffiliated entity. For additional information regarding the Transaction, see Note 3 - Acquisitions.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2016 audited consolidated financial statements

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

FASB ASU, 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The company has adopted the ASU and it did not have any impact on our condensed consolidated results of operations, cash flows and financial position.

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

3. Acquisitions
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

4. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
Pursuant to the Contribution Agreement, on January 1, 2017, the Partnership entered into the Services and Employee Secondment Agreement (the “Services Agreement”), which replaced the services agreement between the Partnership and DCP Midstream, LLC, dated February 14, 2013, as amended. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for costs, expenses, and expenditures incurred or payments made on our behalf for general and administrative functions including, but not limited to, legal, accounting, compliance, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, benefit plan maintenance and administration, credit, payroll, internal audit, taxes and engineering, as well as salaries and benefits of seconded employees, insurance coverage and claims, capital expenditures, maintenance and repair costs and taxes. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for costs, expenses and expenditures incurred or payments made on our behalf.

Phillips 66 and CPChem

We sell a portion of our NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. In addition, we purchase NGLs from CPChem. CPChem is owned 50% by Phillips 66, and is considered a related party. Approximately 26% of our NGL production was committed to Phillips 66 and CPChem as of March 31, 2017. The primary production commitment on certain contracts began a ratable wind down period in December 2014 and expires in January 2019. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.

Enbridge and its Affiliates including Spectra Energy Corp

We sell a portion of our natural gas and NGLs to Enbridge. In addition, we purchase natural gas and NGL products from Enbridge. We anticipate continuing to purchase commodities and provide services to Enbridge in the ordinary course of business.

Unconsolidated Affiliates

We, along with other third party shippers, have entered into 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, and Texas Express Pipeline LLC, or Texas Express. Under the terms of these 15-year agreements, which commenced at each of the pipelines’ respective in-service dates and expire in 2028 and 2029, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.

Under the terms of the Sand Hills LLC Agreement and the Southern Hills LLC Agreement, or the Sand Hills and Southern Hills LLC Agreements, Sand Hills and Southern Hills are required to reimburse us for any direct costs or expenses (other than general and administration services) which we incur on behalf of Sand Hills and Southern Hills. Additionally, Sand Hills and Southern Hills each pay us an annual service fee of $5 million, for centralized corporate functions provided by us as operator of Sand Hills and Southern Hills, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual service fee, there is no limit on the reimbursements Sand Hills and Southern Hills make to us under the Sand Hills and Southern Hills LLC Agreements for other expenses and expenditures which we incur on behalf of Sand Hills or Southern Hills.

We also sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering and transportation services to other unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and provide services to unconsolidated affiliates in the ordinary course of business.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Phillips 66 (including CPChem):
Sales of natural gas and NGLs	$274	$171
Purchases of natural gas and NGLs	$7	$—
Operating and maintenance	$1	$—
Enbridge (including Spectra Energy Corp):
Sales of natural gas and NGLs	$5	$—
Purchases of natural gas and NGLs	$8	$10
Operating and maintenance	$1	$1
Unconsolidated affiliates:
Sales of natural gas and NGLs	$10	$4
Purchases of natural gas and NGLs	$113	$93
Transportation, processing and other	$1	$1

 We had balances with affiliates as follows:

	March 31, 2017	December 31, 2016
	(Millions)
Phillips 66 (including CPChem):
Accounts receivable	$85	$115
Accounts payable	$4	$4
Other assets	$—	$2
Enbridge (including Spectra Energy Corp):
Accounts receivable	$5	$1
Accounts payable	$3	$3
Other assets	$—	$1
Other liabilities	$2	$1
Unconsolidated affiliates:
Accounts receivable	$14	$18
Accounts payable	$44	$41
Other assets	$3	$5

5. Inventories
Inventories were as follows:

	March 31, 2017	December 31, 2016
	(Millions)
Natural gas	$32	$28
NGLs	32	44
Total inventories	$64	$72
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas and NGLs in the condensed consolidated

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

statements of operations. We recognized no lower of cost or market adjustments during the three months ended March 31, 2017 and $3 million during the three months ended March 31, 2016.
6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2017	December 31, 2016
		(Millions)
Gathering and transmission systems	20 — 50 Years	$8,568	$8,560
Processing, storage and terminal facilities	35 — 60 Years	5,144	5,134
Other	3 — 30 Years	506	502
Construction work in progress		216	171
Property, plant and equipment		14,434	14,367
Accumulated depreciation		(5,387)	(5,298)
Property, plant and equipment, net		$9,047	$9,069
Interest capitalized on construction projects was $1 million and less than $1 million for the three months ended March 31, 2017 and 2016, respectively.
Depreciation expense was $92 million and $92 million for the three months ended March 31, 2017 and 2016, respectively.
Asset Retirement Obligations - As of March 31, 2017 and December 31, 2016, we had asset retirement obligations of $126 million and $124 million, respectively, included in other long-term liabilities in the condensed consolidated balance sheets. Accretion expense was $2 million for the three months ended March 31, 2017 and 2016, respectively.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

7. Goodwill and Intangible Assets

The carrying amount of goodwill in each of our reporting segments was as follows:

	Three Months Ended March 31,
	2017
	(millions)
	Gathering and Processing	Logistics and Marketing	Total
Balance, beginning of period	$164	$72	$236
Balance, end of period	$164	$72	$236

We will perform our annual goodwill assessment during the third quarter of 2017 at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar.

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying combined balance sheets as intangible assets, net, and are as follows:

	March 31,	December 31,
	2017	2016
	(millions)
Gross carrying amount	$410	$410
Accumulated amortization	(153)	(151)
Accumulated impairment	(122)	(122)
Intangible assets, net	$135	$137

For the three months ended March 31, 2017 and 2016, we recorded amortization expense of $2 million and $3 million, respectively. As of March 31, 2017, the remaining amortization periods ranged from approximately 1 years to approximately 18 years, with a weighted-average remaining period of approximately 14 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2017	$8
2018	11
2019	11
2020	11
2021	11
Thereafter	83
Total	$135

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2017	December 31, 2016
		(Millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,531	$1,507
Discovery Producer Services LLC	40.00%	381	385
DCP Southern Hills Pipeline, LLC	66.67%	753	754
Front Range Pipeline LLC	33.33%	166	165
Texas Express Pipeline LLC	10.00%	93	93
Panola Pipeline Company, LLC	15.00%	24	25
Mont Belvieu Enterprise Fractionator	12.50%	22	23
Mont Belvieu 1 Fractionator	20.00%	10	10
Other	Various	8	7
Total investments in unconsolidated affiliates		$2,988	$2,969
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$31	$25
Discovery Producer Services LLC	20	15
DCP Southern Hills Pipeline, LLC	11	12
Front Range Pipeline LLC	4	5
Texas Express Pipeline LLC	2	2
Mont Belvieu Enterprise Fractionator	3	4
Mont Belvieu 1 Fractionator	1	3
Other	2	—
Total earnings from unconsolidated affiliates	$74	$66

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Statements of operations:
Operating revenue	$337	$307
Operating expenses	$148	$119
Net income	$188	$186

	March 31, 2017	December 31, 2016
	(Millions)
Balance sheets:
Current assets	$200	$232
Long-term assets	5,256	5,274
Current liabilities	(134)	(156)
Long-term liabilities	(202)	(205)
Net assets	$5,120	$5,145

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
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
Commodity Derivative Assets and Liabilities

We enter into a variety of derivative financial instruments, which may include exchange traded instruments (such as New York Mercantile Exchange, or NYMEX, crude oil or natural gas futures) or over-the-counter, or OTC, instruments (such as natural gas contracts, crude oil or NGL swaps). The exchange traded instruments are generally executed with a highly rated broker dealer serving as the clearinghouse for individual transactions.

Our activities expose us to varying degrees of commodity price risk. To mitigate a portion of this risk and to manage commodity price risk related primarily to owned natural gas storage and pipeline assets, we engage in natural gas asset based trading and marketing, and we may enter into natural gas and crude oil derivatives to lock in a specific margin when market conditions are favorable. A portion of this may be accomplished through the use of exchange traded derivative contracts. Such instruments are generally classified as Level 1 since the value is equal to the quoted market price of the exchange traded instrument as of our balance sheet date, and no adjustments are required. Depending upon market conditions and our strategy we may enter into exchange traded derivative positions with a significant time horizon to maturity. Although such instruments are exchange traded, market prices may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.

We also engage in the business of trading energy related products and services, which exposes us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We may enter into derivative instruments for NGLs or other energy related products, primarily using the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, data obtained from third-party pricing services, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming on line, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.
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

Interest Rate Derivative Assets and Liabilities

We periodically use interest rate swap agreements as part of our overall capital strategy. These instruments effectively exchange a portion of our fixed-rate debt for floating rate debt or floating rate debt for fixed-rate debt. The swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between our company and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. We record counterparty credit and entity valuation adjustments in the valuation of interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2017 and December 31, 2016, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$8	$15	$8	$31	$5	$28	$9	$42
Short-term investments (b)	$175	$—	$—	$175	$—	$—	$—	$—
Long-term assets:
Commodity derivatives (c)	$1	$1	$2	$4	$—	$—	$5	$5
Current liabilities:
Commodity derivatives (d)	$(7)	$(21)	$(8)	$(36)	$(11)	$(57)	$(23)	$(91)
Long-term liabilities:
Commodity derivatives (e)	$—	$(4)	$(3)	$(7)	$(1)	$—	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three months ended March 31, 2017 and 2016, there were no transfers into or out of Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(Millions)
Three months ended March 31, 2017 (a):
Beginning balance	$9	$5	$(23)	$—
Net unrealized gains (losses) included in earnings (b)	2	(3)	8	(3)
Settlements	(3)	—	7	—
Ending balance	$8	$2	$(8)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$2	$(2)	$8	$(3)
Three months ended March 31, 2016 (a):
Beginning balance	$35	$4	$(23)	$(6)
Net unrealized gains (losses) included in earnings (b)	1	(2)	—	3
Settlements	(27)	—	6	—
Ending balance	$9	$2	$(17)	$(3)
Net unrealized (losses) gains on derivatives still held included in earnings (b)	$—	$(2)	$—	$3

(a)	There were no purchases, issuances or sales of derivatives or transfers into/out of Level 3 for the three months ended March 31, 2017 and 2016.

(b)	Represents the amount of total gains or losses for the period, included in trading and marketing gains (losses), net.
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

	March 31, 2017
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$9	$0.25-$1.15	Per gallon
Natural gas	$1	$2.61-$2.87	Per MMBtu
Liabilities
NGLs	$(8)	$0.20-$1.15	Per gallon
Natural gas	$(3)	$2.09-$2.72	Per MMBtu
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our revolving credit facility based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2017 and December 31, 2016, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Total debt	$5,235	$5,307	$5,430	$5,395
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

10. Debt

	March 31, 2017	December 31, 2016
	(Millions)
Senior notes:
Issued November 2012, interest at 2.500% payable semi-annually, due December 2017	$500	$500
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	450	450
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit facility with financial institutions:
Revolving credit facility, weighted-average variable interest rate of 2.010%, as of December 31, 2016, due May 2019	—	195
Fair value adjustments related to interest rate swap fair value hedges (a)	24	24
Unamortized issuance costs	(26)	(23)
Unamortized discount	(14)	(14)
Total debt	5,209	5,407
Current maturities of long-term debt	500	500
Total long-term debt	$4,709	$4,907
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value of approximately
$24 million related to the swaps is being amortized as a reduction to interest expense through 2019, 2020 and 2030, the original maturity dates of the debt.
Credit Facility with Financial Institutions
In February 2017, we further amended our $1.25 billion senior unsecured revolving credit agreement that matures on May 1, 2019, or the Credit Agreement, to increase the aggregate commitments under the unsecured revolving credit facility to approximately $1.4 billion. The Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions.

The Credit Agreement allows for unrestricted cash and cash equivalents to be netted against consolidated indebtedness for purposes of calculating the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Agreement). Additionally, under the Credit Agreement, the maximum Consolidated Leverage Ratio of the Partnership as of the end of any fiscal quarter shall not exceed: (a) 5.75 to 1.0 for the quarters ending March 31, 2017 through December 31, 2017, (b) 5.50 to 1.0 for the quarter ending March 31, 2018, (c) 5.25 to 1.0 for the quarter ending June 30, 2018, and (d) 5.00 to 1.0 for the quarters thereafter; provided that, if there is a Qualified Acquisition (as defined in the Credit Agreement) during any fiscal quarter ending June 30, 2018 or thereafter, the maximum Consolidated Leverage Ratio shall not exceed 5.50 to 1.0 at the end of such quarter and at the end of the two fiscal quarters immediately thereafter.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.45% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate, plus 0.50% or the LIBOR Market Index rate, plus 1%, plus (b) an applicable margin of 0.45% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.3% based on our current credit rating. This fee is paid on drawn and undrawn portions of the approximately $1.4 billion revolving credit facility.
As of March 31, 2017, we had unused borrowing capacity of $1,374 million, net of $24 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by $1,106 million as of March 31, 2017. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the May 1, 2019 maturity date.

Senior Notes and Junior Subordinated Notes

Our senior notes and junior subordinated notes, collectively referred to as our debt securities, mature and become payable on the respective due dates, and are not subject to any sinking fund or mandatory redemption provisions. The senior notes are senior unsecured obligations that are guaranteed by the Partnership and rank equally in a right of payment with our other senior unsecured indebtedness, including indebtedness under our credit agreement, and the junior subordinated notes are unsecured and rank subordinate in right of payment to all of our existing and future senior indebtedness. The debt securities include an optional redemption whereby we may elect to redeem the notes, in whole or in part from time-to-time for a premium. Additionally, we may defer the payment of all or part of the interest on the junior subordinated notes for one or more periods up to five consecutive years. The underwriters’ fees and related expenses are recorded in our condensed consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.

Debt Maturities
(Millions)
2018	$—
2019	775
2020	600
2021	500
2022	350
Thereafter	2,500
Total	$4,725

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
Commodity Price Risk

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting. The risks, strategies and instruments used to mitigate such risks, as well as the method of accounting are discussed and summarized below.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

Natural Gas Asset Based Trading and Marketing

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of March 31, 2017.

Commodity Cash Flow Protection Activities

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the first quarter of 2018. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, we may use crude oil swaps to mitigate a portion of the commodity price risk exposure for NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships. When our crude oil swaps become short-term in nature, certain crude oil derivatives may be converted to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our condensed consolidated statements of operations as trading and marketing gains, net.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

NGL Proprietary Trading

Our NGL proprietary trading activity includes trading energy related products and services. We undertake these activities through the use of fixed forward sales and purchases, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and these operations may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. These physical and financial instruments are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations.

We employ established risk limits, policies and procedures to manage risks associated with our natural gas asset based trading and marketing and NGL proprietary trading.

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

We previously had interest rate cash flow hedges and fair value hedges in place that were terminated. As the underlying transactions impact earnings, the remaining net loss deferred in AOCI relative to these cash flow hedges will be reclassified to interest expense, net from 2022 through 2030 and the remaining net loss included in long-term debt relative to these fair value hedges will be reclassified to interest expense, net from 2019 through 2030, the original maturity dates of the debt.

Credit Risk

Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 26% of our NGL production was committed to Phillips 66 and CPChem as of March 31, 2017. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides security for payment in a satisfactory form.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

•
Our ISDA counterparties generally have collateral thresholds of zero, requiring us to fully collateralize any commodity contracts in a net liability position, when our credit rating is below investment grade.

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of March 31, 2017, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features.
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or to our interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2017, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2017, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
Collateral
As of March 31, 2017, we had cash deposits of $38 million, included in other current assets in our condensed consolidated balance sheets, and letters of credit of $13 million with counterparties to secure our obligations to provide future services or to perform under financial contracts. Additionally, as of March 31, 2017, we held cash of $5 million, included in other current liabilities in our condensed consolidated balance sheet, related to cash postings by third parties and letters of credit of $31 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	March 31, 2017			December 31, 2016
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(Millions)
Assets:
Commodity derivatives	$35	$—	$35	$47	$—	$47
Liabilities:
Commodity derivatives	$(43)	$—	$(43)	$(92)	$—	$(92)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2017 and December 31, 2016.

Balance Sheet Line Item	March 31, 2017	December 31, 2016	Balance Sheet Line Item	March 31, 2017	December 31, 2016
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$31	$42	Unrealized losses on derivative instruments — current	$(36)	$(91)
Unrealized gains on derivative instruments — long-term	4	5	Unrealized losses on derivative instruments — long-term	(7)	(1)
Total	$35	$47	Total	$(43)	$(92)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2017:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Losses reclassified from AOCI to earnings — effective portion	1	—	—	1
Deficit purchase price under carrying value of the Transaction	$(2)	$—	$—	$(2)
Net deferred (losses) gains in AOCI (ending balance)	$(4)	$(6)	$1	$(9)

(a)	Relates to Discovery, an unconsolidated affiliate.

For the three months ended March 31, 2017, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2017, no derivative losses were reclassified from

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

AOCI to trading and marketing gains, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

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
For the three months ended March 31, 2016, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2016, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2017	2016
	(Millions)
Realized (losses) gains	$(5)	$63
Unrealized gains (losses)	36	(45)
Trading and marketing gains, net	$31	$18
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	March 31, 2017
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2017	(1,004,000)	(48,928,700)	(16,786,124)	5,662,500
2018	(416,000)	50,000	(156,537)	3,192,500
2019	(40,000)	—	(2,203)	—
2020	(50,000)	—	240,000	—

	March 31, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net (Short) Long Position (MMBtu)
2016	(1,060,000)	(20,743,700)	(18,260,483)	(1,750,000)
2017	(292,000)	(13,717,500)	(2,467,393)	5,670,000
2018	—	—	145,500	—
12. Partnership Equity and Distributions
In January 2017, we issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to the General Partner in a private placement as consideration for the Transaction that closed on January 1, 2017. For additional information regarding the Transaction, see Note 3 - Acquisitions.
During the three months ended March 31, 2017 and 2016, we issued no common units pursuant to our 2014 equity distribution agreement. As of March 31, 2017, approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
The following table presents our cash distributions paid in 2017 and 2016:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
February 14, 2017	$0.78	$121
November 14, 2016	$0.78	$120
August 12, 2016	$0.78	$121
May 13, 2016	$0.78	$121
February 12, 2016	$0.78	$121

13. Equity-Based Compensation

Under DCP Midstream, LLC's Long-Term Incentive Plan ("DCP Midstream LTIP"), awards may be granted to key employees. The DCP Midstream LTIP provides for the grant of Strategic Performance Units ("SPUs") and Phantom Units. The SPUs and Phantom Units consist of a notional unit based on the value of common shares or units of Phillips 66, Enbridge and the Partnership. Each award provides for the grant of dividend or distribution equivalent rights, or DERs. The DCP Midstream LTIP is administered by the compensation committee of DCP Midstream, LLC's board of directors. All awards are subject to cliff vesting.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

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

Liability classified share-based compensation cost is remeasured at each reporting date at fair value, based on the closing security price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Equity-based compensation expense was $3 million for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the fair value of unvested unit-based awards related to the strategic performance units and phantom units:

	Vesting Period (years)	Unrecognized Compensation Expense at March 31, 2017 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
Strategic Performance Units (SPUs)	3	5	0%-11%	2
Phantom Units	1-3	4	0%-11%	2

Strategic Performance Units - The number of SPUs that will ultimately vest range in value of up to 200% of the outstanding SPUs, depending on the achievement of specified performance targets over a three year period. The final performance payout is determined by the compensation committee of our board of directors. The DERs are paid in cash at the end of the performance period. The following tables presents information related to SPUs:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2017	233,311	$44.41	$45.86
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at March 31, 2017	233,311	$44.41	$45.86
Expected to vest	219,844	$44.35	$45.98

The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

Phantom Units - The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2017	207,317	$46.80	$45.97
Granted	—	—	—
Forfeited	—	—	—
Vested	—	—	—
Outstanding at March 31, 2017	207,317	$46.80	$45.97
Expected to vest	185,785	$46.72	$45.90
14. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Midstream, LLC, for which we incur charges under the Services Agreement. All DCP Midstream, LLC employees who have reached the age of
18 and work at least 20 hours per week are eligible for participation in our 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed, based on years of service. The 401(k) plan has an automatic enrollment feature, meaning all new employees are enrolled at a 6% contribution level. Employees can opt out of this contribution level or change it at any time. Additionally, DCP Midstream, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the three months ended March 31, 2017 and 2016, we expensed plan contributions of $8 million, and $9 million, respectively.

DCP Midstream, LLC offers certain eligible executives the opportunity to participate in the Executive Deferred Compensation Plan, or EDC Plan. The EDC Plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The EDC Plan also has make-whole provisions for plan participants who may otherwise be limited in the amount that we can contribute to the 401(k) plan on the participant’s behalf.

15. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit (or "LPU") is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method. Dilutive potential units include outstanding awards under the LTIP. The dilutive effect of unit-based awards was 198 and 1,604 equivalent units during the three months ended March 31, 2017 and 2016 respectively.
16. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. Accordingly, we had no federal income tax expense for the three months ended March 31, 2017 and 2016, respectively.

The State of Texas imposes a margin tax that is assessed at 0.75% of taxable margin apportioned to Texas for the three months ended March 31, 2017 and 2016, respectively.

Income tax expense consists of the following:

	Three months ended March 31,
	2017	2016
	(Millions)
Current state income tax expense	$1	$1
Deferred federal income tax expense	—	1
Total income tax expense	$1	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

We had net long-term deferred tax liabilities of $28 million as of both March 31, 2017 and December 31, 2016, included in other long-term liabilities on the condensed consolidated balance sheets. These state deferred tax liabilities relate to our Texas operations and are primarily associated with depreciation related to property, plant and equipment.
Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states.

17. Commitments and Contingent Liabilities
Litigation — We are not a party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our results of operations, financial position, or cash flow.

In January 2016, we reached a settlement with a large producer in the DJ basin and received a cash payment of $89 million, a dedication of a portion of the producer’s production in the DJ Basin under a life of lease agreement and a 15 year dedication of natural gas liquids from the producer and its affiliates to the Sand Hills pipeline in the Delaware basin of the Permian region. The cash consideration was received in February 2016, and we recorded other income, net of $2 million in legal fees, in the condensed consolidated statement of operations for the three months ended March 31, 2016.
Insurance — Our insurance coverage is carried with third-party insurers and with an affiliate of Phillips 66. Our insurance coverage includes: (1) general liability insurance covering third-party exposures; (2) statutory workers’ compensation insurance; (3) automobile liability insurance for all owned, non-owned and hired vehicles; (4) excess liability insurance above the established primary limits for general liability and automobile liability insurance; (5) property insurance, which covers the replacement value of real and personal property and includes business interruption; and (6) insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus (i) from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) from federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) from state and federal regulatory officials regarding the emission of greenhouse gases which could impose regulatory burdens and increase the cost of our operations. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

Operating Leases — We utilize assets under operating leases in several areas of operations. Consolidated rental expense, including leases with no continuing commitment, amounted to $8 million and $9 million during the three months ended March 31, 2017 and 2016, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

Minimum Rental Payments
(millions)
2017	$46
2018	37
2019	34
2020	29
2021	21
Thereafter	42
Total minimum rental payments	$209

18. Business Segments

Concurrent with the completion of the Transaction in the first quarter of 2017, management reevaluated our reportable segments and determined that our operations are organized into two reportable segments: (i) Gathering and Processing and (ii) Logistics and Marketing. Segment information for prior periods has been retrospectively adjusted to furnish comparative information similar to the pooling method to reflect these reportable segments. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our Gathering and Processing segment consists of gathering, compressing, treating, processing natural gas, producing and fractionating NGLs, and recovering and selling condensate. Our Logistics and Marketing segment includes transporting, trading, marketing, and storing natural gas and NGLs, fractionating NGLs, and wholesale propane logistics. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs. Elimination of inter-segment transactions are reflected in the eliminations column.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

The following tables set forth our segment information:

Three Months Ended March 31, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$1,359	$1,927	$—	$(1,165)	$2,121
Gross margin (a)	$376	$58	$—	$—	$434
Operating and maintenance expense	(153)	(9)	(5)	—	(167)
Depreciation and amortization expense	(85)	(4)	(5)	—	(94)
General and administrative expense	(6)	(3)	(53)	—	(62)
Other expense	—	(9)	(1)	—	(10)
Earnings from unconsolidated affiliates	20	54	—	—	74
Interest expense	—	—	(73)	—	(73)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$152	$87	$(138)	$—	$101
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$152	$87	$(138)	$—	$101
Non-cash derivative mark-to-market (b)	$31	$5	$—	$—	$36
Non-cash lower of cost or market adjustments	$—	$—	$—	$—	$—
Capital expenditures	$43	$1	$4	$—	$48
Investments in unconsolidated affiliates, net	$—	$20	$—	$—	$20

Three Months Ended March 31, 2016:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$936	$1,264	$—	$(736)	$1,464
Gross margin (a)	$269	$60	$—	$—	$329
Operating and maintenance expense	(161)	(10)	(8)	—	(179)
Depreciation and amortization expense	(86)	(4)	(5)	—	(95)
General and administrative expense	(4)	(3)	(55)	—	(62)
Other income	87	—	—	—	87
Earnings from unconsolidated affiliates	15	51	—	—	66
Interest expense	—	—	(79)	—	(79)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$120	$94	$(149)	$—	$65
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$120	$94	$(149)	$—	$65
Non-cash derivative mark-to-market (b)	$(39)	$(6)	$—	$—	$(45)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$50	$2	$5	$—	$57
Investments in unconsolidated affiliates, net	$—	$12	$—	$—	$12

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	March 31,	December 31,
	2017	2016
	(Millions)
Segment long-term assets:
Gathering and Processing	$9,035	$9,053
Logistics and Marketing	3,288	3,278
Other (c)	276	286
Total long-term assets	12,599	12,617
Current assets	980	994
Total assets	$13,579	$13,611

(a)
Gross margin consists of total operating revenues, including trading and marketing gains and losses, less purchases of natural gas and NGLs. Gross margin is viewed as a non-GAAP financial measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or cash flow as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

(c)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

19. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2017	2016
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$87	$91
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable	$46	$13
Other non-cash changes in property, plant and equipment	$—	$(2)
Issuance of common and general partner units in the Transaction	$1,125	$—
Deficit purchase price in the Transaction	$3,097	$—

20. Condensed Consolidating Financial Information
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$175	$1	$—	$176
Accounts receivable, net	—	—	651	—	651
Inventories	—	—	64	—	64
Other	—	—	89	—	89
Total current assets	—	175	805	—	980
Property, plant and equipment, net	—	—	9,047	—	9,047
Goodwill and intangible assets, net	—	—	371	—	371
Advances receivable — consolidated subsidiaries	2,832	2,297	—	(5,129)	—
Investments in consolidated subsidiaries	4,388	7,182	—	(11,570)	—
Investments in unconsolidated affiliates	—	—	2,988	—	2,988
Other long-term assets	—	—	193	—	193
Total assets	$7,220	$9,654	$13,404	$(16,699)	$13,579
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$57	$833	$—	$890
Current maturities of long-term debt	—	500	—	—	500
Advances payable — consolidated subsidiaries	—	—	5,129	(5,129)	—
Long-term debt	—	4,709	—	—	4,709
Other long-term liabilities	—	—	230	—	230
Total liabilities	—	5,266	6,192	(5,129)	6,329
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,220	4,392	7,187	(11,570)	7,229
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	7,220	4,388	7,182	(11,570)	7,220
Noncontrolling interests	—	—	30	—	30
Total equity	7,220	4,388	7,212	(11,570)	7,250
Total liabilities and equity	$7,220	$9,654	$13,404	$(16,699)	$13,579

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	792	—	792
Inventories	—	—	72	—	72
Other	—	—	129	—	129
Total current assets	—	—	994	—	994
Property, plant and equipment, net	—	—	9,069	—	9,069
Goodwill and intangible assets, net	—	—	373	—	373
Advances receivable — consolidated subsidiaries	2,953	2,760	—	(5,713)	—
Investments in consolidated subsidiaries	3,868	6,587	—	(10,455)	—
Investments in unconsolidated affiliates	—	—	2,969	—	2,969
Other long-term assets	—	—	206	—	206
Total assets	$6,821	$9,347	$13,611	$(16,168)	$13,611
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$72	$1,051	$—	$1,123
Current maturities of long-term debt	—	500	—	—	500
Advances payable — consolidated subsidiaries	—	—	5,713	(5,713)	—
Long-term debt	—	4,907	—	—	4,907
Other long-term liabilities	—	—	228	—	228
Total liabilities	—	5,479	6,992	(5,713)	6,758
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	6,821	3,871	6,592	(10,455)	6,829
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	6,821	3,868	6,587	(10,455)	6,821
Noncontrolling interests	—	—	32	—	32
Total equity	6,821	3,868	6,619	(10,455)	6,853
Total liabilities and equity	$6,821	$9,347	$13,611	$(16,168)	$13,611

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,933	$—	$1,933
Transportation, processing and other	—	—	157	—	157
Trading and marketing gains, net	—	—	31	—	31
Total operating revenues	—	—	2,121	—	2,121
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	1,687	—	1,687
Operating and maintenance expense	—	—	167	—	167
Depreciation and amortization expense	—	—	94	—	94
General and administrative expense	—	—	62	—	62
Other expense	—	—	10	—	10
Total operating costs and expenses	—	—	2,020	—	2,020
Operating income	—	—	101	—	101
Interest expense	—	(73)	—	—	(73)
Income from consolidated subsidiaries	101	174	—	(275)	—
Earnings from unconsolidated affiliates	—	—	74	—	74
Income before income taxes	101	101	175	(275)	102
Income tax expense	—	—	(1)	—	(1)
Net income	101	101	174	(275)	101
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$101	$101	$174	$(275)	$101

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$101	$101	$174	$(275)	$101
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	102	102	174	(276)	102
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$102	$102	$174	$(276)	$102

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,294	$—	$1,294
Transportation, processing and other	—	—	152	—	152
Trading and marketing gains, net	—	—	18	—	18
Total operating revenues	—	—	1,464	—	1,464
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	1,135	—	1,135
Operating and maintenance expense	—	—	179	—	179
Depreciation and amortization expense	—	—	95	—	95
General and administrative expense	—	—	62	—	62
Other income	—	—	(87)	—	(87)
Total operating costs and expenses	—	—	1,384	—	1,384
Operating income	—	—	80	—	80
Interest expense, net	—	(79)	—	—	(79)
Income from consolidated subsidiaries	65	144	—	(209)	—
Earnings from unconsolidated affiliates	—	—	66	—	66
Income before income taxes	65	65	146	(209)	67
Income tax expense	—	—	(2)	—	(2)
Net income	65	65	144	(209)	65
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$65	$65	$144	$(209)	$65

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2016
	Parent Guarantor		Subsidiary Issuer		Non-Guarantor Subsidiaries		Consolidating Adjustments		Consolidated
	(Millions)
Net income	$65		$65		$144		$(209)		$65
Total other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive income	65		65		144		(209)		65
Total comprehensive income attributable to noncontrolling interests	—		—		—		—		—
Total comprehensive income attributable to partners	$65		$65		$144		$(209)		$65

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(87)	$231	$—	$144
INVESTING ACTIVITIES:
Intercompany transfers	121	458	—	(579)	—
Capital expenditures	—	—	(48)	—	(48)
Investments in unconsolidated affiliates	—	—	(20)	—	(20)
Net cash provided by (used in) investing activities	121	458	(68)	(579)	(68)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(579)	579	—
Payments of long-term debt	—	(195)	—	—	(195)

Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(121)	—	—	—	(121)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Other	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(121)	(196)	(163)	579	99
Net change in cash and cash equivalents	—	175	—	—	175
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$175	$1	$—	$176

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(92)	$243	$—	$151
INVESTING ACTIVITIES:
Intercompany transfers	121	103	—	(224)	—
Capital expenditures	—	—	(57)	—	(57)
Investments in unconsolidated affiliates	—	—	(12)	—	(12)
Change in restricted cash	—	(7)	—	—	(7)
Net cash provided by (used in) investing activities	121	96	(69)	(224)	(76)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(224)	224	—
Proceeds from long-term debt	—	892	—	—	892
Payments of long-term debt	—	(896)	—	—	(896)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	50	—	50
Distributions to limited partners and general partner	(121)	—	—	—	(121)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Net cash (used in) provided by financing activities	(121)	(4)	(176)	224	(77)
Net change in cash and cash equivalents	—	—	(2)	—	(2)
Cash and cash equivalents, beginning of period	—	—	3	—	3
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

21. Subsequent Events
On April 25, 2017, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution is payable on May 15, 2017 to unitholders of record on May 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Concurrent with the completion of the Transaction, as defined below, in the first quarter of 2017, management reevaluated our reportable segments and determined that our operations are organized into two reportable segments: (i) Gathering and Processing and (ii) Logistics and Marketing. Segment information for earlier periods has been restated to reflect these reportable segments. Our reportable segments include operating segments that have been aggregated based on the nature of the products and services provided. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering and selling condensate. Our Logistics and Marketing segment includes transporting, trading, marketing and storing natural gas and NGLs, fractionating NGLs and wholesale propane logistics. The remainder of our business operations is presented as "Other", and consists of unallocated corporate costs.
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program, where we hedge commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices weaken for a sustained period, our volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity.
Our long-term view is that commodity prices will be at levels we believe will support growth in natural gas, condensate and NGL production. We believe future commodity prices will be influenced by the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building and expanding facilities to convert chemical plants from a heavier oil-based feedstock to lighter NGL-based feedstocks, including ethane. This increased demand expected in the next year should provide support for the increasing supply of ethane. Prior to those facilities commencing operations, ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
Although we have seen a number of bankruptcies by producers in recent years, we believe our contract structure with our producers protects us from a credit perspective since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, ten are investment grade while the remainder are not investment grade.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets.
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our estimated margins.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We have a well-defined and targeted hedging program.

•	We prudently manage our capital expenditures with significant focus on fee-based growth projects.

•	We believe we have a strong capital structure and balance sheet.

•	We believe we have access to sufficient capital.
Increased activity levels in producing basins combined with access to capital markets at relatively low costs have historically enabled us to execute our growth strategy. Our targeted strategy may take numerous forms such as organic build opportunities within our footprint, joint venture opportunities, and acquisitions. Growth opportunities will be evaluated in cooperation with producers and customers based on the expected level of drilling activity in these geographic regions and the impacts of higher costs of capital.

Some of our growth projects include the following:

•
Within our Logistics and Marketing segment, the Sand Hills pipeline mainline capacity expansion was placed into service during the second quarter of 2016. We are currently further expanding the Sand Hills pipeline to 365 MBbls/d expected to be in service in the fourth quarter of 2017, and have multiple additional Sand Hills lateral connections in flight throughout 2017.

•
Within our Gathering and Processing segment, the construction of a 200 MMcf/d cryogenic natural gas processing plant, Mewbourn 3 plant, and further expansion of our Grand Parkway gathering system, both of which are located in the DJ Basin and expected to be in service in the fourth quarter of 2018.

Recent Events
On April 11, 2017, Kinder Morgan Texas Pipeline LLC, a subsidiary of Kinder Morgan, Inc., and DCP Midstream, LP announced they signed a non-binding letter of intent for the Partnership to participate in the development of the proposed Gulf Coast Express Pipeline Project, which will provide an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. The project is designed to transport up to 1,700,000 dekatherms per day (Dth/d) of natural gas through approximately 430 miles of 42-inch pipeline from the Waha, Texas area to Agua Dulce, Texas. The pipeline is expected to be in service in the second half of 2019, subject to shipper commitments.
On December 30, 2016, the Partnership entered into a Contribution Agreement with DCP Midstream, LLC and DCP Midstream Operating, LP (the "Operating Partnership"). On January 1, 2017, DCP Midstream, LLC contributed to us: (i) its ownership interests in all of its subsidiaries owning operating assets, and (ii) $424 million of cash. In consideration of the Partnership’s receipt of the Contributions, (i) the Partnership issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to DCP Midstream GP, LP, the General Partner, in a private placement and (ii) the Operating Partnership assumed $3,150 million of DCP Midstream, LLC’s debt. The transactions and documents contemplated by the Contribution Agreement are collectively referred to as the "Transaction".
We announced a quarterly distribution of $0.78 per unit for the first quarter of 2017. This distribution remains unchanged from the previous quarter and the first quarter of 2016.
Our Operating Segments
Gathering and Processing Segment
General
Our Gathering and Processing segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers in Alabama, Colorado, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming. These services include gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering and selling condensate. Our Gathering and Processing segment’s operations are organized into four regions: North, Permian, Midcontinent and South. Our geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets is an important factor for maintaining and growing overall volumes and cash flow for this segment. Our assets are positioned in certain areas with active drilling programs and opportunities for organic growth.

We provide our producer customers with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to our processing facilities. In order for the raw natural gas to be accepted by the downstream market, we remove water, nitrogen and carbon dioxide and separate NGLs for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.
We own or operate 61 natural gas processing plants and an interest in one additional plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).
We receive natural gas from a diverse group of producers under contracts with varying durations, and we receive fees or commodities from the producers to transport the natural gas from the wellhead to the processing plant. We receive fees or commodities as payment for our natural gas processing services, depending on the types of contracts we enter into with each supplier. We purchase or take custody of substantially all of our natural gas from producers, principally under fee-based percent-of-proceeds/index processing contracts.
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
Our contracts with our producing customers in our Gathering and Processing segment are a mix of non-commodity sensitive fee-based contracts and commodity sensitive percent-of-proceeds and percent-of-liquids contracts. Percent-of-proceeds contracts are directly related to the price of natural gas, NGLs and condensate and percent-of-liquids contracts are directly related to the price of NGLs and condensate. Additionally, these contracts may include fee-based components. Generally, the initial term of these purchase agreements is three to five years and in some cases, the life of the lease. As we negotiate new agreements and renegotiate existing agreements, this may result in a change in contract mix period over period.
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

North Region
Our North region primarily consists of our DJ Basin system. We have a broad network of gathering and processing facilities in Weld County, Colorado that provide significant optionality and flexibility.
We are constructing a new 200 MMcf/d cryogenic natural gas processing plant, Mewbourn 3, which is projected to be in service by the end of 2018. Our Mewbourn 3 plant will increase capacity to support the growing processing needs of producers in the DJ Basin.
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Front Range and Texas Express pipelines, owned 33.33% and 10% by us, respectively, and to the Conway hub in Bushton, Kansas via our Wattenberg pipeline in our Logistics and Marketing segment.

Permian Region
Our Permian region primarily includes our West Texas system in the Midland Basin and our Southeast New Mexico system in the Delaware Basin. Producers continue to focus drilling activity on the most attractive acreage in the Midland and Delaware Basins. Our gathering and processing assets in the Permian region provide NGL takeaway service via our Sand Hills pipeline, owned 66.67% by us and 33.33% by Phillips 66, to fractionation facilities along the Gulf Coast and to Mont Belvieu hub.

Midcontinent Region
Our Midcontinent region primarily includes our Liberal system, Panhandle system, and our Central Oklahoma system. We gather and process raw natural gas primarily from the Ardmore and Anadarko Basins, including the prolific South Central Oklahoma Oil Province (“SCOOP”) play and the Sooner Trend Anadarko Basin Canadian and Kingfisher (“STACK”) play.
Existing production in the western Midcontinent region, which includes our Liberal and Panhandle systems, is typically from mature fields with shallow decline profiles that will provide our plants with a dependable source of raw natural gas over a long term. Our gathering system footprint in the eastern Midcontinent region, which includes our Central Oklahoma system, serves the SCOOP and STACK plays. The infrastructure of our plants and gathering facilities is uniquely positioned to pursue our consolidation strategy in this region.
Our gathering and processing assets in the Midcontinent region deliver NGLs to the Gulf Coast and Mont Belvieu via our Southern Hills pipeline, owned 66.67% by us and 33.33% by Phillips 66.

South Region
Our South region primarily includes our Eagle Ford system, East Texas system, and 40% interest in the Discovery system. The South region also included our Northern Louisiana system which was sold on July 1, 2016. We are pursuing cost efficiencies and increasing the utilization of our existing assets as overall drilling and production has declined in certain areas of the region.
Our Eagle Ford system delivers NGLs to the Gulf Coast petrochemical markets and to Mont Belvieu through our Sand Hills pipeline and other third party NGL pipelines. Our East Texas system provides NGL takeaway service through the Panola pipeline, owned 15% by us, and delivers gas primarily through its Carthage Hub which delivers residue gas to multiple interstate and intrastate pipelines.
The Discovery system is operated by Williams Partners L.P., who owns a 60% interest, and offers a full range of wellhead-to-market services to both onshore and offshore natural gas producers. The assets are primarily located in the eastern Gulf of Mexico and Louisiana, and have access to downstream pipelines and markets.
Competition
We face strong competition in acquiring raw natural gas supplies. Our competitors in obtaining additional gas supplies and in gathering and processing raw natural gas includes major integrated oil and gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store and/or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas and/or NGLs. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.

Logistics and Marketing Segment
General
We market our NGLs and residue gas and provide logistics and marketing services to third-party NGL producers and sales customers in significant NGL production and market centers in the United States. This includes purchasing NGLs on behalf of third-party NGL producers for shipment on our NGL pipelines and resale in key markets.
Our NGL services include plant tailgate purchases, transportation, fractionation, flexible pricing options, price risk management and product-in-kind agreements. Our primary NGL operations are located in close proximity to our Gathering and Processing assets in each of the operating regions.
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
Our natural gas systems have the ability to deliver gas into numerous downstream transportation pipelines and markets. Many of our outlets transport gas to premium markets in the eastern United States, further enhancing the competitiveness of our commercial efforts in and around our natural gas gathering systems. We sell residue gas on behalf of our producer customers and residue gas which we earn under our gas supply agreements, supplying the residue gas demands of end-use customers physically attached to our pipeline systems and managing excess capacity of our owned storage and transportation assets. End-users include large industrial companies, natural gas distribution companies and electric utilities. We are focused on extracting the highest possible value for the residue gas that results from our processing and transportation operations. We sell the residue gas at market-based prices.
Our ownership in various intrastate natural gas pipelines give us access to market centers/hubs such as Waha, Texas; Katy, Texas and the Houston Ship Channel and are used in our natural gas asset based trading activities.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline in which we own a 66.67% interest, is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. We are currently further expanding the Sand Hills pipeline to 365 MBbls/d expected to be in service in the fourth quarter of 2017, and have multiple additional Sand Hills lateral connections in flight throughout 2017.
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline in which we owned a 66.67% interest, provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub.
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to our O'Connor, Lucerne 1, Lucerne 2, and Mewbourn plants as well as third party plants in the DJ Basin. Enterprise is the operator of the pipeline.
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
The Southern Hills, Sand Hills, Texas Express, and Front Range pipelines have in place long-term, fee-based transportation agreements, a portion of which are ship-or-pay, with us as well as third party shippers. These NGL pipelines collect fee-based transportation revenue under regulated tariffs.
NGL Fractionation Facilities
We own a 12.5% interest in the Enterprise fractionator operated by Enterprise and a 20% interest in the Mont Belvieu 1 fractionator operated by ONEOK Partners, both located in Mont Belvieu, Texas. The fractionation facilities separate NGLs received from processing plants into their individual components. These fractionation services are provided on a fee basis. The results of operations for this business are generally dependent upon the volume of NGLs fractionated and the level of fees charged to customers.
Storage Facilities
Our NGL storage facility, which stores ethane, propane and butane, is located in Marysville, Michigan and has strategic access to the Marcellus, Utica and Canadian NGLs. Our facility includes 11 underground salt caverns with approximately 8 MMBbls of storage capacity. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the Midwestern and Northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis under multi-year storage agreements. The results of operations for this business are generally dependent upon the volume stored and the level of fees charged to customers.
Our Spindletop natural gas storage facility is located in Texas and plays an important role in our ability to act as a full-service natural gas marketer. The facility has capacity for residue gas of approximately 12 Bcf. We may lease a portion of the facility’s capacity to third-party customers, and use the balance to manage relatively constant natural gas supply volumes with uneven demand levels, provide “backup” service to our customers and support our asset based trading activities. Our asset based trading activities are designed to realize margins related to fluctuations in commodity prices, time spreads and basis differentials and to maximize the value of our storage facility.

Wholesale Propane
We operate a wholesale propane logistics business in the mid-Atlantic, upper Midwest and Northeastern United States. We purchase large volumes of propane supply from fractionation facilities and crude oil refineries, primarily located in the Texas and Louisiana Gulf Coast area, Canada and other international sources, and transport these volumes of propane supply by pipeline, rail or ship to our terminals and storage facilities. We primarily sell propane on a wholesale basis to propane distributors under annual sales agreements who in turn resell propane to their customers. Our operations include one owned marine terminal, one owned propane pipeline terminal and six owned propane rail terminals, with a combined capacity of approximately 550 MBbls, and access to several open access pipeline terminals.
The wholesale propane marketing business is significantly impacted by seasonal and weather-driven demand, particularly in the winter, which can impact the price and volume of propane sold in the markets we serve.
Trading and Marketing
Our energy trading operations are exposed to market variables and commodity price risk. We manage commodity price risk related to our natural gas storage and pipeline assets by engaging in natural gas asset based trading and marketing. We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.
Our NGL proprietary trading activity includes trading energy related products and services. We undertake these activities through the use of fixed forward sales and purchases, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. These energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and these operations may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. These physical and financial instruments are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations.
We may execute a time spread transaction when the difference between the current price of natural gas (cash or futures) and the futures market price for natural gas exceeds our cost of storing physical gas in our owned and/or leased storage facilities. The time spread transaction allows us to lock in a margin when this market condition exists. A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our condensed consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.
We may execute basis spread transactions when the market price differential between locations on a pipeline asset exceeds our cost of transporting physical gas through our owned and/or leased pipeline asset. When this market condition exists, we may execute derivative instruments around this differential at the market price. This basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period condensed consolidated statements of operations. As discussed above, the accounting for physical gas purchases and sales and the accounting for the derivative instruments used to manage such purchases and sales differ, and may subject our earnings to market volatility, even though the transaction represents an economic hedge in which we have locked in a future margin.
We sell NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors.

Competition
The Logistics and Marketing business is highly competitive in our markets and includes interstate and intrastate pipelines, integrated oil and gas companies that produce, fractionate, transport, store and sell natural gas and NGLs, and underground storage facilities. Competition is often the greatest in geographic areas experiencing robust drilling by producers and strong petrochemical demand and during periods of high NGL prices relative to natural gas. Competition is also increased in those geographic areas where our contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.
 Competition in the NGLs marketing area comes from other midstream NGL marketing companies, international producers/traders, chemical companies, refineries and other asset owners. Along with numerous marketing competitors, we offer price risk management and other services. We believe it is important that we tailor our services to the end-use customer to remain competitive.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2017 plan includes maintenance capital expenditures of between $100 million and $145 million, and expansion capital expenditures between $325 million and $375 million associated with approved projects, for the year ending December 31, 2017. Expansion capital expenditures include the construction of the Mewbourn 3 plant and Grand Parkway Phase 2 in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
For an in-depth discussion of factors that may significantly affect our results, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Significantly Affect Our Results” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three months ended March 31, 2017 and 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2017 vs. 2016
	2017	2016	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (a):
Gathering and Processing	$1,359	$936	$423	45%
Logistics and Marketing	1,927	1,264	663	52%
Inter-segment eliminations	(1,165)	(736)	429	58%
Total operating revenues	2,121	1,464	657	45%
Purchases of natural gas and NGLs
Gathering and Processing	(983)	(667)	316	47%
Logistics and Marketing	(1,869)	(1,204)	665	55%
Inter-segment eliminations	1,165	736	429	58%
Total purchases	(1,687)	(1,135)	552	49%
Operating and maintenance expense	(167)	(179)	(12)	(7)%
Depreciation and amortization expense	(94)	(95)	(1)	(1)%
General and administrative expense	(62)	(62)	—	—%
Other (expense) income	(10)	87	(97)	*
Interest expense	(73)	(79)	(6)	(8)%
Earnings from unconsolidated affiliates (b)	74	66	8	12%
Income tax expense	(1)	(2)	(1)	(50)%
Net income attributable to partners	$101	$65	$36	55%
Other data:
Gross margin (c):
Gathering and Processing	$376	$269	$107	40%
Logistics and Marketing	58	60	$(2)	(3)%
Total gross margin	$434	$329	$105	32%
Non-cash commodity derivative mark-to-market	$36	$(45)	$81	*
Natural gas wellhead (MMcf/d) (d)	4,580	5,431	(851)	(16)%
NGL gross production (MBbls/d) (d)	352	396	(44)	(11)%
NGL pipelines throughput (MBbls/d) (d)	427	399	28	7%
_________________
* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains, net.

(b)
Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(c)
Gross margin consists of total operating revenues, including trading and marketing gains and losses, less purchases of natural gas and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including trading and marketing gains, net, less purchases of natural gas and NGLs for that segment. Please read “Reconciliation of Non-GAAP Measures”.

(d)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three months ended March 31, 2017 vs. Three months ended March 31, 2016

Total Operating Revenues — Total operating revenues increased $657 million in 2017 compared to 2016 primarily as a result of the following:

•
$423 million increase for our Gathering and Processing segment primarily due to higher commodity prices, higher gas and NGL sales volumes primarily related to our North region which impact both sales and purchases, favorable commodity derivative activity, partially offset by lower gas and NGL sales volumes in the South, Midcontinent and Permian regions; and

•
$663 million increase for our Logistics and Marketing segment primarily due to increased commodity prices, increased propane volumes, partially offset by lower gas and NGL sales volumes and unfavorable commodity derivative activity;

These increases were partially offset by:

•
$429 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

Total Purchases — Total purchases increased $552 million in 2017 compared to 2016 primarily as a result of the following:

•	$316 million increase for our Gathering and Processing segment for the reasons discussed above; and

•	$665 million increase for our Logistics and Marketing segment for the reasons discussed above;
These increases were partially offset by:

•
$429 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2017 compared to 2016 primarily as a result of our headcount reduction in April of 2016, other cost savings initiatives and the sale of our Northern Louisiana system in July 2016.
Other (Expense) Income — Other income in 2016 represents a producer settlement net of legal fees.
Interest Expense - Interest expense decreased in 2017 compared to 2016 as a result of lower average outstanding debt balances.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of higher treating fees, higher commodity prices and lower operating expenses at Discovery in our Gathering and Processing segment and the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment.
Net Income Attributable to Partners — Net income attributable to partners increased in 2017 compared to 2016 for the reasons discussed above.
Gross Margin — Gross margin increased $105 million in 2017 compared to 2016 primarily as a result of the following:

•
$107 million increase for our Gathering and Processing segment primarily related to higher commodity prices, favorable commodity derivative activity, higher margins on a specific producer arrangement, higher NGL recoveries and a producer settlement in our North region, and contract realignment efforts in our Permian and Midcontinent regions. This increase was partially offset by lower volumes across our South, Midcontinent, and Permian regions due to reduced drilling activity in prior periods and the sale of our Northern Louisiana system;

These increases were partially offset by:

•
$2 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity, partially offset by favorable NGL marketing activity and higher storage margins.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$31	$25
Discovery Producer Services LLC	20	15
DCP Southern Hills Pipeline, LLC	11	12
Front Range Pipeline LLC	4	5
Texas Express Pipeline LLC	2	2
Mont Belvieu Enterprise Fractionator	3	4
Mont Belvieu 1 Fractionator	1	3
Other	2	—
Total earnings from unconsolidated affiliates	$74	$66
Distributions received from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$27	$32
Discovery Producer Services LLC	25	23
DCP Southern Hills Pipeline, LLC	12	15
Front Range Pipeline LLC	2	5
Texas Express Pipeline LLC	3	3
Mont Belvieu Enterprise Fractionator	4	6
Mont Belvieu 1 Fractionator	1	3
Other	2	—
Total distributions from unconsolidated affiliates	$76	$87

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended March 31, 2017
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	5,440	1,255	1,141	86
Permian	16	16,300	1,460	961	98
Midcontinent	12	29,210	1,765	1,199	88
South	20	8,715	3,210	1,279	80
Total	61	59,665	7,690	4,580	352

(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2017 vs. 2016
	2017	2016	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,197	$796	$401	50%
Transportation, processing and other	140	135	5	4%
Trading and marketing gains, net	22	5	17	*
Total operating revenues	1,359	936	423	45%
Purchases of natural gas and NGLs	(983)	(667)	316	47%
Operating and maintenance expense	(153)	(161)	(8)	(5)%
Depreciation and amortization expense	(85)	(86)	(1)	(1)%
General and administrative expense	(6)	(4)	2	50%
Other income	—	87	87	*
Earnings from unconsolidated affiliates (a)	20	15	5	33%
Segment net income	152	120	32	27%
Segment net income attributable to noncontrolling interests	—	—	—	—%
Segment net income attributable to partners	$152	$120	$32	27%
Other data:
Segment gross margin (b)	$376	$269	$107	40%
Non-cash commodity derivative mark-to-market	$31	$(39)	$70	*
Natural gas wellhead (MMcf/d) (c)	4,580	5,431	(851)	(16)%
NGL gross production (MBbls/d) (c)	352	396	(44)	(11)%
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

(b)	Segment gross margin consists of total operating revenues, including trading and marketing gains, net, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Total Operating Revenues — Total operating revenues increased $423 million in 2017 compared to 2016, primarily as a result of the following:

•	$523 million increase attributable to higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity;

•	$17 million increase attributable to higher gas and NGL sales volumes and the impact of a specific producer arrangement primarily related to our DJ Basin system in our North region;

•
$5 million increase in transportation, processing and other primarily related to fee based contract realignment efforts, partially offset by lower volumes in the South region and the sale of our Northern Louisiana System;

•
$17 million increase as a result of commodity derivative activity attributable to a $53 million decrease in realized cash settlement gains in 2017, partially offset by an decrease in unrealized commodity derivative losses of $70 million due to movements in forward prices of commodities;

These increases were partially offset by:

•	$139 million decrease primarily as a result of lower volumes across our South, Midcontinent and Permian regions due to reduced drilling activity in prior periods.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $316 million in 2017 compared to 2016 as a result of higher commodity prices and higher gas and NGL sales volumes in our North region, partially offset by decreased volumes in our South, Midcontinent and Permian regions.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2017 compared to 2016 primarily as a result of our headcount reduction in April of 2016, other cost savings initiatives and the sale of our Northern Louisiana system in July 2016.
Other Income — Other income in 2016 represents a producer settlement net of legal fees.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of higher treating fees, higher commodity prices and lower operating expenses at Discovery.
Segment Gross Margin — Segment gross margin increased $107 million in 2017 compared to 2016, primarily as a result of the following:

•	$99 million increase as a result of higher commodity prices;

•	$19 million increase as a result of higher margins on a specific producer arrangement and higher NGL recoveries primarily related to our DJ Basin system and a producer settlement in our North region;

•	$17 million increase as a result of commodity derivative activity as discussed above;
These increases were partially offset by:

•
$24 million decrease primarily as a result of lower volumes across our South, Midcontinent and Permian regions due to reduced drilling activity in prior periods, partially offset by fee based contract realignment efforts in the Permian and Midcontinent region;

•	$4 million decrease as a result of the sale of our Northern Louisiana system in our South region.
Total Wellhead Volumes — Natural gas wellhead decreased in 2017 compared to 2016 reflecting lower volumes primarily from (i) our Eagle Ford and East Texas systems within our South region and (ii) lower volumes associated with general declines within the Permian and Midcontinent regions and (iii) the sale of our Northern Louisiana system within our South region.
NGL Gross Production — NGL production decreased in 2017 compared to 2016 primarily as a result from (i) our Eagle Ford and East Texas systems within our South region and (ii) lower volumes associated with general declines within the Permian and Midcontinent regions and (iii) the sale of our Northern Louisiana system within our South region.

Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended March 31, 2017
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,350	—	186	169	—
Southern Hills pipeline	940	—	117	67	—
Front Range pipeline	450	—	50	34	—
Texas Express pipeline	595	—	28	14	—
Other pipelines	1,180	—	172	143	—
Mont Belvieu fractionators	—	2	60	—	42
Total	4,515	2	613	427	42

(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2017 vs. 2016
	2017	2016	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas and NGLs	$1,901	$1,233	$668	54%
Transportation, processing and other	17	18	(1)	(6)%
Trading and marketing gains, net	9	13	(4)	(31)%
Total operating revenues	1,927	1,264	663	52%
Purchases of natural gas and NGLs	(1,869)	(1,204)	665	55%
Operating and maintenance expense	(9)	(10)	(1)	(10)%
Depreciation and amortization expense	(4)	(4)	—	—%
General and administrative expense	(3)	(3)	—	—%
Other expense	(9)	—	9	*
Earnings from unconsolidated affiliates (a)	54	51	3	6%
Segment net income attributable to partners	$87	$94	$(7)	(7)%
Other data:
Segment gross margin	$58	$60	$(2)	(3)%
Non-cash commodity derivative mark-to-market	$5	$(6)	11	*
NGL pipelines throughput (MBbls/d) (a)	427	399	28	7%

(a)
For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes of unconsolidated affiliates. Earnings for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Total Operating Revenues — Total operating revenues increased $663 million in 2017 compared to 2016, primarily as a result of the following:

•	$778 million increase as a result of higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity;
These increases were partially offset by:

•	$92 million decrease attributable to lower gas and NGL sales volumes, which impacted both sales and purchases;

•
$4 million decrease as a result of commodity derivative activity attributable to a $15 million decrease in realized cash settlement gains in 2017, partially offset by an decrease in unrealized commodity derivative losses of $11 million due to movements in forward prices of commodities;

•	$19 million decrease due to the sale of our Northern Louisiana system.
Purchases of NGLs — Purchases of NGLs increased $665 million in 2017 compared to 2016, primarily as a result of higher commodity prices, partially offset by lower gas and NGL sales volumes.

Other expense — Other expense in 2017 represents the write-off of property, plant and equipment associated with the expiration of a lease.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.
Segment Gross Margin — Segment gross margin decreased $2 million in 2017 compared to 2016, primarily as a result of the following:

•	$4 million decrease as a result of commodity derivative activity as discussed above.
These decreases were partially offset by:

•	$2 million increase primarily due to higher NGL storage margins.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Credit Agreement;

•	debt offerings;

•	issuances of additional common units;

•	borrowings under term loans; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and General Partner;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure and acquisition requirements and quarterly cash distributions for the next twelve months.
We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, further impact our credit ratings, raise our financing costs, as well as impact our compliance with our financial covenant requirements under the Credit Agreement and the indentures governing our notes.
In February 2017, we further amended our $1.25 billion senior unsecured revolving credit agreement that matures on May 1, 2019, or the Credit Agreement, to increase the aggregate commitments under the unsecured revolving credit facility to approximately $1.4 billion. The Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions.
As of March 31, 2017, there were no outstanding borrowings on the revolving credit facility under the Credit Agreement. We had unused borrowing capacity of $1,374 million, net of $24 million of letters of credit, under the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by $1,106 million as of March 31, 2017. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2017, our credit rating was lowered. As a result of this action, interest rates on outstanding borrowings under the Credit Agreement increased. As of May 5, 2017, we had no outstanding borrowings on the revolving credit facility and had approximately $1,374 million, net of $24 million of letters of credit, of unused borrowing capacity under the Credit Agreement. We used a portion of the cash received from the Transaction to repay outstanding debt on our revolving credit facility.
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
We also have a shelf registration statement that was declared effective in July 2014 allowing us to issue up to $500 million in common units pursuant to our 2014 equity distribution agreement. During the three months ended March 31, 2017, we issued no common units and approximately $349 million of common units remained available for sale pursuant to our 2014 equity distribution agreement.
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
We had working capital deficits of $410 million and $629 million as of March 31, 2017 and December 31, 2016, respectively. The change in working capital is primarily attributable to the cash received in the Transaction offset by the repayment of long-term debt outstanding on the revolving credit facility. We had a net derivative working capital deficit of $5 million as of March 31, 2017 as compared to net derivative working capital deficit of $49 million as of December 31, 2016. We expect that our future working capital requirements will be impacted by these same recurring factors.
As of March 31, 2017, we had $176 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2017	2016
	(Millions)
Net cash provided by operating activities	$144	$151
Net cash used in investing activities	$(68)	$(76)
Net cash provided by (used in) financing activities	$99	$(77)
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Operating Activities — The changes in net cash provided by operating activities are attributable to our net income (loss) adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows.

We received cash distributions from unconsolidated affiliates of $76 million and $87 million during the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, cash distributions from unconsolidated affiliates exceeded earnings from unconsolidated affiliates by $2 million and $21 million, respectively. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".
Investing Activities — Net cash used in investing activities during the three months ended March 31, 2017 was comprised of: (1) capital expenditures of $48 million, primarily for (1) expansion capital expenditures including construction of the Mewbourn 3 plant, and (2) investment in unconsolidated affiliates, net of $20 million for the capacity expansion of the Sand Hills pipeline.

Net cash used in investing activities during the three months ended March 31, 2016 was comprised of: (1) capital expenditures of $57 million, which generally consisted of maintenance capital expenditures for our existing facilities and expansion capital expenditures for construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure and well connections; (2) investment in unconsolidated affiliates, net of $12 million and (3) restricted cash of $7 million.

Financing Activities — Net cash provided by financing activities increased $176 million in 2017 compared to the same period in 2016 primarily as a result of the following:

Net cash provided by financing activities during the three months ended March 31, 2017 was comprised of: (1) cash received from the Transaction of $418 million, (2) payment of debt outstanding on the revolving credit facility of $195 million from cash received from the Transaction and (3) distributions paid to limited partners and the general partner of $121 million.

Net cash used in financing activities during the three months ended March 31, 2016 was comprised of: (1) payment of long-term debt of $896 million and (2) distributions paid to limited partners and the general partner of $121 million; which were partially offset by (3) proceeds from long-term debt of $892 million, net of issuance costs, and (4) $50 million attributable to the net change in advances to our predecessor operations from DCP Midstream, LLC as a result of the Transaction.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $100 million and $145 million, and approved expansion capital expenditures of between $325 million and $375 million, for the year ending December 31, 2017. Expansion capital expenditures include the construction of the Mewbourn 3 plant and Grand Parkway Phase 2 in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$15	$35	$50	$28	$26	$54
Noncontrolling interest portion and reimbursable projects (a)	2	(4)	(2)	3	—	3
Total	$17	$31	$48	$31	$26	$57

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $20 million and $12 million during the three months ended March 31, 2017 and 2016, respectively, to fund our share of capital expansion projects.
We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, to fund future acquisitions and capital expenditures.
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, the issuance of additional partnership units and the issuance of long-term debt.
Cash Distributions to Unitholders — Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the partnership agreement. We made cash distributions to our unitholders and general partner of $121 million and $121 million during the three months ended March 31, 2017 and 2016, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 12. "Partnership Equity and Distributions" in the Notes to Condensed Consolidated Financial Statements in Item 8. “Financial Statements.”
Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of March 31, 2017, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$8,475	$786	$1,874	$866	$4,949
Operating lease obligations	209	55	70	46	38
Purchase obligations (b)	2,823	562	829	659	773
Other long-term liabilities (c)	144	—	10	7	127
Total	$11,651	$1,403	$2,783	$1,578	$5,887

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $286 million, $499 million, $366 million, and $2,099 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of March 31, 2017. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities, right of way liabilities and other miscellaneous liabilities recognized in the March 31, 2017 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $28 million of deferred state income taxes, $28 million of Executive Deferred Compensation Plan contributions and $6 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of March 31, 2017, we had no items that were classified as off-balance sheet obligations.

Reconciliation of Non-GAAP Measures
Gross Margin and Segment Gross Margin — In addition to net income, we view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.
We define gross margin as total operating revenues, less purchases of natural gas and NGLs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. Gross margin and segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin and segment gross margin should not be considered an alternative to, or more meaningful than, operating revenues, net income or loss, net income or loss attributable to partners, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with accounting principles generally accepted in the United States of America, or GAAP.
Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives (vi) income tax expense or benefit, (vii) impairment expense and (viii) certain other non-cash items. Adjusted EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations. Management believes these measures provide investors meaningful insight into results from ongoing operations.
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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives (vi) income tax expense or benefit, (vii) impairment expense and (viii) certain other non-cash items. Adjusted segment EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations for that segment. Our adjusted segment EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.
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

Distributable Cash Flow — We define Distributable Cash Flow as adjusted EBITDA, as defined above, less maintenance capital expenditures, net of reimbursable projects, less interest expense and certain other items. Maintenance capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Maintenance capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. We compare the Distributable Cash Flow we generate to the cash distributions we expect to pay our partners. Using this metric, we compute our distribution coverage ratio. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2017	2016
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$101	$65
Interest expense	73	79
Income tax expense	1	2
Operating and maintenance expense	167	179
Depreciation and amortization expense	94	95
General and administrative expense	62	62
Other expense (income)	10	(87)
Earnings from unconsolidated affiliates	(74)	(66)
Gross margin	$434	$329
Non-cash commodity derivative mark-to-market (a)	$36	$(45)

Reconciliation of segment net income attributable to partners to segment gross margin:

Gathering and Processing segment:
Segment net income attributable to partners	$152	$120
Operating and maintenance expense	153	161
Depreciation and amortization expense	85	86
Other income	—	(87)
General and administrative expense	6	4
Earnings from unconsolidated affiliates	(20)	(15)
Segment gross margin	$376	$269
Non-cash commodity derivative mark-to-market (a)	$31	$(39)

Logistics and Marketing segment:
Segment net income attributable to partners	$87	$94
Operating and maintenance expense	9	10
Depreciation and amortization expense	4	4
Other expense	9	—
General and administrative expense	3	3
Earnings from unconsolidated affiliates	(54)	(51)
Segment gross margin	$58	$60
Non-cash commodity derivative mark-to-market (a)	$5	$(6)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended March 31,
	2017	2016
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Gathering and Processing segment:
Segment net income attributable to partners (a)	$152	$120
Non-cash commodity derivative mark-to-market	(31)	39
Depreciation and amortization expense	85	86
Distributions from unconsolidated affiliates, net of earnings	5	8
Adjusted segment EBITDA	$211	$253
Logistics and Marketing segment:
Segment net income attributable to partners	$87	$94
Noncash commodity derivative mark-to-market	(5)	6
Depreciation and amortization expense	4	4
Distributions from unconsolidated affiliates, net of earnings	(3)	13
Other charges	9	—
Adjusted segment EBITDA	$92	$117

(a)	Includes $3 million in the lower of cost or market adjustments for the three months ended March 31, 2016. There were no lower of cost or market adjustments for the three months ended March 31, 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2016. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2017 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering operations. Our positions as of May 5, 2017 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
April 2017 — June 2017	Natural Gas	(67,500) MMBtu/d	NYMEX Final Settlement Price (b)	$2.77-$4.27/MMBtu
July 2017 — September 2017	Natural Gas	(62,500) MMBtu/d	NYMEX Final Settlement Price (b)	$3.20-$4.27/MMBtu
October 2017 — December 2017	Natural Gas	(60,000) MMBtu/d	NYMEX Final Settlement Price (b)	$3.28-$4.27/MMBtu
January 2018 — March 2018	Natural Gas	(22,500) MMBtu/d	NYMEX Final Settlement Price (b)	$3.54-$3.60/MMBtu
April 2017 — December 2017	NGLs	(20,360) Bbls/d (d)	Mt.Belvieu (c)	$.25-$1.22/Gal
April 2017 — December 2017	Crude Oil	(3,103) Bbls/d (d)	NYMEX crude oil futures (a)	$49.27-$56.78/Bbl
January 2018 — February 2018	Crude Oil	(2,263) Bbls/d (d)	NYMEX crude oil futures (a)	$54.06-$56.61/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	The average monthly OPIS price for Mt. Belvieu TET/Non-TET.

(d)	Average Bbls/d per time period.

Our sensitivities for 2017 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2017, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.

Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(Millions)
Natural gas prices	$0.10	MMBtu	$7
Crude oil prices	$1.00	Barrel	$4
NGL prices	$0.01	Gallon	$5
In addition to the linear relationships in our commodity sensitivities above, additional factors may cause us to be less sensitive to commodity price declines. A portion of our net income is derived from fee-based contracts and a portion from percentage-of-proceeds and percentage-of-liquids processing arrangements that contain minimum fee clauses in which our processing margins convert to fee-based arrangements as commodity prices decline.
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
We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
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
Based on historical trends, we generally expect NGL prices to directionally follow changes in crude oil prices over the long-term. However, the pricing relationship between NGLs and crude oil may vary, as we believe crude oil prices will in large part be determined by the level of production from major crude oil exporting countries and the demand generated by growth in the world economy, whereas NGL prices are more correlated to supply and U.S. petrochemical demand. However, the level of

NGL exports has increased in recent years. We believe that future natural gas prices will be influenced by the severity of winter and summer weather, the level of North American production and drilling activity of exploration and production companies and the balance of trade between imports and exports of liquid natural gas and NGLs. Drilling activity can be adversely affected as natural gas prices decrease. Energy market uncertainty could also reduce North American drilling activity. Limited access to capital could also decrease drilling. Lower drilling levels over a sustained period would reduce natural gas volumes gathered and processed, but could increase commodity prices, if supply were to fall relative to demand levels.
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2017:
Inventory

Period ended	Commodity	Notional Volume - Long Positions	Fair Value (millions)	Weighted Average Price

March 31, 2017	Natural Gas	11,736,104 MMBtu	$32	$2.72/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume -(Short)/Long Positions	Fair Value (millions)	Price Range

April 2017-October 2017	Natural Gas	(36,345,000) MMBtu	$(2)	$2.57-$3.46/MMBtu
April 2017-October 2017	Natural Gas	23,700,000 MMBtu	$3	$2.69-$3.38/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities,” included in Note 18 in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 17 in Item 1 of Part I of this Quarterly Report on Form 10-Q is incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

Exhibit Number		Description
2.1	*#
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

4.2	*
First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream, LLC’s Current Report on Form 8-K (File No. 000-31095) filed with the SEC on August 16, 2000).

4.3	*
Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.3 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.4	*
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

4.5	*
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

4.6	*
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

4.7	*
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

Exhibit Number		Description
4.8	*
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

4.10	*
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

10.2	*
First Amendment and Joinder to Credit Agreement dated February 24, 2017 (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2017).

10.3	+	DCP Services, LLC 2008 Long-Term Incentive Plan, as amended and restated effective March 1, 2017.
10.4	+	Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
10.5	+	Form of Restricted Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 10, 2017	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*#
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

4.2	*
First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank (attached as Exhibit 4.1 to DCP Midstream, LLC’s Current Report on Form 8-K (File No. 000-31095) filed with the SEC on August 16, 2000).

4.3	*
Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank) (attached as Exhibit 4.3 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

4.4	*
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

4.5	*
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

4.6	*
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

4.7	*
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

4.8	*
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

4.1	*
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

10.2	*
First Amendment and Joinder to Credit Agreement dated February 24, 2017 (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on February 24, 2017).

10.3	+	DCP Services, LLC 2008 Long-Term Incentive Plan, as amended and restated effective March 1, 2017.
10.4	+	Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
10.5	+	Form of Restricted Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+    Denotes management contract or compensatory plan or arrangement.
#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.