Form 10-Q
period 2017-06-30
DCP Midstream, LP
filed 2017-08-09
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 3, 2017, there were 143,302,328 common units representing limited partner interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in "Managements Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Significantly Affect Our Results" included as Exhibit 99.3 in our Current Report on Form 8-K filed with the SEC on May 25, 2017 (the "May 2017 8-K"), Item 1A. "Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, including the following risks and uncertainties:

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

iii

Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$251	$1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $4 million	559	652
Affiliates	124	134
Other	7	6
Inventories	51	72
Unrealized gains on derivative instruments	46	42
Collateral cash deposits	9	71
Other	18	16
Total current assets	1,065	994
Property, plant and equipment, net	8,950	9,069
Goodwill	231	236
Intangible assets, net	132	137
Investments in unconsolidated affiliates	2,994	2,969
Unrealized gains on derivative instruments	5	5
Other long-term assets	193	201
Total assets	$13,570	$13,611
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$541	$677
Affiliates	56	48
Other	9	10
Current maturities of long-term debt	500	500
Unrealized losses on derivative instruments	29	91
Accrued interest	72	72
Accrued taxes	66	49
Accrued wages and benefits	38	72
Capital spending accrual	18	20
Other	106	84
Total current liabilities	1,435	1,623
Long-term debt	4,710	4,907
Unrealized losses on derivative instruments	7	1
Deferred income taxes	29	28
Other long-term liabilities	190	199
Total liabilities	6,371	6,758
Commitments and contingent liabilities
Equity:
Predecessor equity	—	4,220
Limited partners (143,302,328 and 114,749,848 common units issued and outstanding, respectively)	7,040	2,591
General partner	139	18
Accumulated other comprehensive loss	(9)	(8)
Total partners’ equity	7,170	6,821
Noncontrolling interests	29	32
Total equity	7,199	6,853
Total liabilities and equity	$13,570	$13,611
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,494	$1,253	$3,138	$2,372
Sales of natural gas, NGLs and condensate to affiliates	278	238	567	413
Transportation, processing and other	155	155	312	307
Trading and marketing gains (losses), net	22	(23)	53	(5)
Total operating revenues	1,949	1,623	4,070	3,087
Operating costs and expenses:
Purchases of natural gas and NGLs	1,419	1,167	2,978	2,199
Purchases of natural gas and NGLs from affiliates	138	127	266	230
Operating and maintenance expense	178	166	345	345
Depreciation and amortization expense	94	95	188	190
General and administrative expense	71	61	133	123
Other expense (income), net	5	5	15	(82)
(Gain) loss on sale of assets, net	(34)	6	(34)	6
Restructuring costs	—	8	—	8
Total operating costs and expenses	1,871	1,635	3,891	3,019
Operating income (loss)	78	(12)	179	68
Earnings from unconsolidated affiliates	86	73	160	139
Interest expense, net	(73)	(79)	(146)	(158)
Income (loss) before income taxes	91	(18)	193	49
Income tax expense	(2)	(3)	(3)	(5)
Net income (loss)	89	(21)	190	44
Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income (loss) attributable to partners	88	(22)	189	43
Net loss attributable to predecessor operations	—	67	—	74
General partner’s interest in net income	(41)	(31)	(83)	(62)
Net income allocable to limited partners	$47	$14	$106	$55
Net income per limited partner unit — basic and diluted	$0.33	$0.12	$0.74	$0.48
Weighted-average limited partner units outstanding — basic and diluted	143.3	114.7	143.3	114.7
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Net income (loss)	$89	$(21)	$190	$44
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	1	—
Total other comprehensive income	—	—	1	—
Total comprehensive income (loss)	89	(21)	191	44
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Total comprehensive income (loss) attributable to partners	$88	$(22)	$190	$43
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Millions)
OPERATING ACTIVITIES:
Net income	$190	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	188	190
Earnings from unconsolidated affiliates	(160)	(139)
Distributions from unconsolidated affiliates	177	176
Net unrealized (gains) losses on derivative instruments	(60)	89
(Gain) loss on sale of assets, net	(34)	6
Deferred income tax, net	—	2
Other, net	21	11
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	98	(87)
Inventories	21	4
Accounts payable	(137)	24
Other current assets and liabilities	51	(22)
Other long-term assets and liabilities	5	6
Net cash provided by operating activities	360	304
INVESTING ACTIVITIES:
Capital expenditures	(159)	(83)
Change in restricted cash	—	(9)
Investments in unconsolidated affiliates, net	(41)	(27)
Proceeds from sale of assets	129	2
Deposits received on assets held for sale	—	16
Net cash used in investing activities	(71)	(101)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,252
Payments of long-term debt	(195)	(2,301)
Net change in advances to predecessor from DCP Midstream, LLC	418	100
Distributions to limited partners and general partner	(256)	(242)
Distributions to noncontrolling interests	(4)	(3)
Other	(2)	(10)
Net cash used in financing activities	(39)	(204)
Net change in cash and cash equivalents	250	(1)
Cash and cash equivalents, beginning of period	1	3
Cash and cash equivalents, end of period	$251	$2
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

		Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2017	$4,220	$2,591	$18	$(8)	$32	$6,853
Net income	—	106	83	—	1	190
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	—	418	—	—	—	418
Acquisition of the DCP Midstream Business	(4,220)	—	—	—	—	(4,220)
Deficit purchase price under carrying value of the Transaction	—	3,094	—	(2)	—	3,092
Issuance of 28,552,480 common units and 2,550,644 general partner units to DCP Midstream, LLC and affiliates	—	1,033	92	—	—	1,125
Distributions to limited partners and general partner	—	(202)	(54)	—	—	(256)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Balance, June 30, 2017	$—	$7,040	$139	$(9)	$29	$7,199
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(Millions)
Balance, January 1, 2016	$4,287	$2,762	$18	$(8)	$33	$7,092
Net (loss) income	(74)	55	62	—	1	44
Net change in parent advances	100	—	—	—	—	100
Distributions to limited partners and general partner	—	(180)	(62)	—	—	(242)
Distributions to noncontrolling interests	—	—	—	—	(3)	(3)
Balance, June 30, 2016	$4,313	$2,637	$18	$(8)	$31	$6,991

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)
1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or "us", "we", "our" or the "Partnership" is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Gathering and Processing and Logistics and Marketing segments. For additional information regarding these segments, see Note 16 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge, Inc and its affiliates, or Enbridge. Spectra Energy Corp owned 50% of DCP Midstream, LLC prior to the completion of its merger with Enbridge in the first quarter of 2017. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2017, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
On December 30, 2016, we entered into a Contribution Agreement (the “Contribution Agreement”) with DCP Midstream, LLC and DCP Midstream Operating, LP (the “Operating Partnership”), a 100% owned subsidiary of the Partnership, which closed effective January 1, 2017. The transactions and documents contemplated by the Contribution Agreement are collectively referred to hereafter as the “Transaction.” Our predecessor results consist of all of the ownership interests of DCP Midstream, LLC in all of its subsidiaries that owned operating assets ("The DCP Midstream Business"), which we acquired from DCP Midstream, LLC on January 1, 2017. This transfer of net assets between entities under common control was accounted for as if the transfer occurred at the beginning of the period, and prior years were retrospectively adjusted to furnish comparative information, similar to the pooling method. Accordingly, our condensed consolidated financial statements include the historical results of The DCP Midstream Business for all periods presented. For additional information regarding the Transaction, see Note 3 - Acquisitions.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2016 audited consolidated financial statements and notes thereto included as Exhibit 99.4 in the May 2017 8-K.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

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

4. Dispositions

In May 2017, we entered into a membership interest purchase agreement with Tallgrass Midstream, LLC to sell our 100% interest in our Douglas gathering system, which primarily consisted of approximately 1,500 miles of gathering lines within our Gathering and Processing segment, for approximately $129 million, subject to customary purchase price adjustments. This transaction closed effective June 1, 2017 and we recognized a gain of approximately $34 million, net of goodwill allocation, in the second quarter of 2017.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

5. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
Pursuant to the Contribution Agreement, on January 1, 2017, the Partnership entered into the Services and Employee Secondment Agreement (the “Services Agreement”), which replaced the services agreement between the Partnership and DCP Midstream, LLC, dated February 14, 2013, as amended. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for costs, expenses, and expenditures incurred or payments made on our behalf for general and administrative functions including, but not limited to, legal, accounting, compliance, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, benefit plan maintenance and administration, credit, payroll, internal audit, taxes and engineering, as well as salaries and benefits of seconded employees, insurance coverage and claims, capital expenditures, maintenance and repair costs and taxes. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for costs, expenses and expenditures incurred or payments made on our behalf. The condensed consolidated statements of operations include employee related costs that were charged by DCP Midstream, LLC of $49 million and $52 million for the three months ended June 30, 2017 and 2016, respectively and $99 million and $107 million for the six months ended June 30, 2017 and 2016, respectively, within operating and maintenance expense. The condensed consolidated statements of operations also include employee related costs of $39 million and $48 million for the three months ended June 30, 2017 and 2016, respectively, and $70 million and $95 million for the six months ended June 30, 2017 and 2016, respectively, within general and administrative expense and restructuring costs.

Phillips 66 and its Affiliates

We sell a portion of our residue gas and NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. In addition, we purchase NGLs from CPChem. CPChem is owned 50% by Phillips 66, and is considered a related party. Approximately 26% of our NGL production was committed to Phillips 66 and CPChem as of June 30, 2017. The primary production commitment on certain contracts began a ratable wind down period in December 2014 and expires in January 2019. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.

Enbridge and its Affiliates

We provide services to and purchase NGLs from Enbridge and its affiliates. We anticipate continuing to provide services to and purchase commodities from Enbridge and its affiliates in the ordinary course of business.

Unconsolidated Affiliates

We have entered into 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, and Texas Express Pipeline LLC, or Texas Express. Under the terms of these 15-year agreements, which commenced at each of the pipelines’ respective in-service dates and expire between 2028 and 2029, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$251	$225	$525	$396
Purchases of natural gas and NGLs from affiliates	$8	$6	$15	$6
Operating and maintenance and general administrative expenses	$—	$—	$1	$—
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$15	$—	$20	$—
Purchases of natural gas and NGLs from affiliates	$11	$8	$19	$18
Operating and maintenance and general administrative expenses	$—	$1	$1	$2
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$12	$13	$22	$17
Transportation, storage and processing to affiliates	$2	$2	$3	$3
Purchases of natural gas and NGLs from affiliates	$119	$113	$232	$206

 We had balances with affiliates as follows:

	June 30, 2017	December 31, 2016
	(Millions)
Phillips 66 (including its affiliates):
Accounts receivable	$103	$115
Accounts payable	$4	$4
Other assets	$1	$2
Enbridge (including its affiliates):
Accounts receivable	$5	$1
Accounts payable	$6	$3
Other assets	$—	$1
Other liabilities	$—	$1
Unconsolidated affiliates:
Accounts receivable	$16	$18
Accounts payable	$46	$41
Other assets	$4	$5
6. Inventories
Inventories were as follows:

	June 30, 2017	December 31, 2016
	(Millions)
Natural gas	$32	$28
NGLs	19	44
Total inventories	$51	$72

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas and NGLs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended June 30, 2017 and June 30, 2016. We recognized no lower of cost or market adjustments during the six months ended June 30, 2017 and $3 million during the six months ended June 30, 2016.
7. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2017	December 31, 2016
		(Millions)
Gathering and transmission systems	20 — 50 Years	$8,477	$8,560
Processing, storage and terminal facilities	35 — 60 Years	5,142	5,134
Other	3 — 30 Years	502	502
Construction work in progress		259	171
Property, plant and equipment		14,380	14,367
Accumulated depreciation		(5,430)	(5,298)
Property, plant and equipment, net		$8,950	$9,069
Interest capitalized on construction projects was $1 million and less than $1 million for the three months ended June 30, 2017 and 2016, respectively, and $2 million and less than $1 million for the six months ended June 30, 2017 and 2016, respectively.
Depreciation expense was $90 million and $92 million for the three months ended June 30, 2017 and 2016, respectively, and $182 million and $184 million for the six months ended June 30, 2017 and 2016, respectively.

8. Goodwill

The carrying amount of goodwill in each of our reportable segments was as follows:

	June 30, 2017
	(Millions)
	Gathering and Processing	Logistics and Marketing	Total
Balance, January 1, 2017	$164	$72	$236
Dispositions	(5)	—	(5)
Balance, June 30, 2017	$159	$72	$231

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

9. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2017	December 31, 2016
		(Millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,543	$1,507
Discovery Producer Services LLC	40.00%	382	385
DCP Southern Hills Pipeline, LLC	66.67%	747	754
Front Range Pipeline LLC	33.33%	166	165
Texas Express Pipeline LLC	10.00%	92	93
Panola Pipeline Company, LLC	15.00%	24	25
Mont Belvieu Enterprise Fractionator	12.50%	23	23
Mont Belvieu 1 Fractionator	20.00%	10	10
Other	Various	7	7
Total investments in unconsolidated affiliates		$2,994	$2,969
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$37	$31	$68	$56
Discovery Producer Services LLC	25	17	45	32
DCP Southern Hills Pipeline, LLC	13	12	24	24
Front Range Pipeline LLC	3	4	7	9
Texas Express Pipeline LLC	1	2	3	4
Mont Belvieu Enterprise Fractionator	4	4	7	8
Mont Belvieu 1 Fractionator	3	2	4	5
Other	—	1	2	1
Total earnings from unconsolidated affiliates	$86	$73	$160	$139

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Statements of operations:
Operating revenue	$368	$329	$705	$636
Operating expenses	$152	$135	$300	$254
Net income	$216	$191	$404	$377

	June 30, 2017	December 31, 2016
	(Millions)
Balance sheets:
Current assets	$207	$232
Long-term assets	5,259	5,274
Current liabilities	(147)	(156)
Long-term liabilities	(202)	(205)
Net assets	$5,117	$5,145

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
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

We also engage in the business of trading energy related products and services, which exposes us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We may enter into derivative instruments for NGLs

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

or other energy related products, primarily using the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts entered into with a longer time horizon for which prices are not readily observable in the OTC market are generally classified within Level 3.
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
Nonfinancial Assets and Liabilities

We utilize fair value to perform impairment tests as required on our property, plant and equipment, goodwill, and other long-lived intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.The following table presents the financial instruments carried at fair value as of June 30, 2017 and December 31, 2016, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$18	$21	$7	$46	$5	$28	$9	$42
Short-term investments (b)	$233	$—	$—	$233	$—	$—	$—	$—
Long-term assets:
Commodity derivatives (c)	$2	$1	$2	$5	$—	$—	$5	$5
Current liabilities:
Commodity derivatives (d)	$(12)	$(15)	$(2)	$(29)	$(11)	$(57)	$(23)	$(91)
Long-term liabilities:
Commodity derivatives (e)	$(1)	$(3)	$(3)	$(7)	$(1)	$—	$—	$(1)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Three months ended June 30, 2017 (a):
Beginning balance	$8	$2	$(8)	$(3)
Net unrealized gains included in earnings (b)	3	—	1	—
Transfers out of Level 3 (c)	(3)	—	3	—
Settlements	(1)	—	2	—
Ending balance	$7	$2	$(2)	$(3)
Net unrealized gains on derivatives still held included in earnings (b)	$4	$—	$—	$—
Three months ended June 30, 2016 (a):
Beginning balance	$9	$2	$(17)	$(3)
Net unrealized (losses) gains included in earnings (b)	(2)	—	—	1
Transfers out of Level 3 (c)	(2)	—	8	—
Settlements	—	—	1	—
Ending balance	$5	$2	$(8)	$(2)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$—	$(5)	$2

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(Millions)
Six months ended June 30, 2017 (a):
Beginning balance	$9	$5	$(23)	$—
Net unrealized gains (losses) included in earnings (b)	1	(3)	13	(3)
Transfers out of Level 3 (c)	(2)	—	3	—
Settlements	(1)	—	5	—
Ending balance	$7	$2	$(2)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$6	$(2)	$3	$(3)
Six months ended June 30, 2016 (a):
Beginning balance	$35	$4	$(23)	$(6)
Net unrealized (losses) gains included in earnings (b)	(3)	(2)	7	4
Transfers out of Level 3 (c)	(2)	—	6	—
Settlements	(25)	—	2	—
Ending balance	$5	$2	$(8)	$(2)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$(1)	$(6)	$5

(a)	There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2017 and 2016.

(b)	Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.

(c)	Amounts transferred out of Level 3 are reflected at fair value at the end of the period.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
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

	June 30, 2017
Product Group	Fair Value	Forward Curve Range
	(Millions)
Assets
NGLs	$8	$0.25-$1.03	Per gallon
Natural gas	$1	$2.35-$2.94	Per MMBtu
Liabilities
NGLs	$(3)	$0.20-$1.05	Per gallon
Natural gas	$(2)	$2.35-$2.94	Per MMBtu
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our revolving credit facility based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2017 and December 31, 2016, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2017		December 31, 2016
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(Millions)

Total debt	$5,235	$5,360	$5,430	$5,395
(a) Excludes unamortized issuance costs.
11. Debt

	June 30, 2017	December 31, 2016
	(Millions)
Senior notes:
Issued November 2012, interest at 2.500% payable semi-annually, due December 2017	$500	$500
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	450	450
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit facility with financial institutions:
Revolving credit facility, weighted-average variable interest rate of 2.010%, as of December 31, 2016, due May 2019	—	195
Fair value adjustments related to interest rate swap fair value hedges (a)	23	24
Unamortized issuance costs	(25)	(23)
Unamortized discount	(13)	(14)
Total debt	5,210	5,407
Current maturities of long-term debt	500	500
Total long-term debt	$4,710	$4,907
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value of approximately
$23 million related to the swaps is being amortized as a reduction to interest expense through 2019, 2020 and 2030, the original maturity dates of the debt.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.45% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.45% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.3% based on our current credit rating. This fee is paid on drawn and undrawn portions of the approximately $1.4 billion revolving credit facility.
As of June 30, 2017, we had unused borrowing capacity of $1,373 million, net of $25 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by $1,187 million as of June 30, 2017. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the May 1, 2019 maturity date.

Senior Notes and Junior Subordinated Notes

Our senior notes and junior subordinated notes, collectively referred to as our debt securities, mature and become payable on their respective due dates, and are not subject to any sinking fund or mandatory redemption provisions. The senior notes are senior unsecured obligations that are guaranteed by the Partnership and rank equally in a right of payment with our other senior unsecured indebtedness, including indebtedness under our Credit Agreement, and the junior subordinated notes are unsecured and rank subordinate in right of payment to all of our existing and future senior indebtedness. The debt securities include an optional redemption whereby we may elect to redeem the notes, in whole or in part from time-to-time for a premium. Additionally, we may defer the payment of all or part of the interest on the junior subordinated notes for one or more periods up to five consecutive years. The underwriters’ fees and related expenses are recorded in our condensed consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.

The maturities of our long-term debt are as follows:

Debt Maturities
(Millions)
2018	$—
2019	775
2020	600
2021	500
2022	350
Thereafter	2,500
Total long-term debt	$4,725

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of June 30, 2017.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

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

Credit Risk

Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 26% of our NGL production was committed to Phillips 66 and CPChem as of June 30, 2017. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides security for payment in a satisfactory form.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of June 30, 2017, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2017, we had less than $1 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2017, we have not been required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of June 30, 2017, the net liability position would be offset by contracts in a net asset position.
Collateral
As of June 30, 2017, we had cash deposits of $9 million, included in collateral cash deposits in our condensed consolidated balance sheets, and letters of credit of $13 million with counterparties to secure our obligations to provide future services or to perform under financial contracts. Additionally, as of June 30, 2017, we held cash of $21 million, included in other current liabilities in our condensed consolidated balance sheet, related to cash postings by third parties and letters of credit of $29 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
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

	June 30, 2017			December 31, 2016
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(Millions)
Assets:
Commodity derivatives	$51	$—	$51	$47	$—	$47
Liabilities:
Commodity derivatives	$(36)	$—	$(36)	$(92)	$—	$(92)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2017 and December 31, 2016.

Balance Sheet Line Item	June 30, 2017	December 31, 2016	Balance Sheet Line Item	June 30, 2017	December 31, 2016
	(Millions)			(Millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$46	$42	Unrealized losses on derivative instruments — current	$(29)	$(91)
Unrealized gains on derivative instruments — long-term	5	5	Unrealized losses on derivative instruments — long-term	(7)	(1)
Total	$51	$47	Total	$(36)	$(92)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2017:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(Millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(4)	$(6)	$1	$(9)
Net deferred (losses) gains in AOCI (ending balance)	$(4)	$(6)	$1	$(9)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2017:

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

For the three and six months ended June 30, 2017, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains, net or interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2017, no derivative losses were reclassified from AOCI to trading and marketing gains, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

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
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Realized (losses) gains	$(2)	$21	$(7)	$84
Unrealized gains (losses)	24	(44)	60	(89)
Trading and marketing gains (losses), net	$22	$(23)	$53	$(5)
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

	June 30, 2017
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2017	(282,000)	(29,043,200)	(15,547,868)	2,075,000
2018	(772,000)	(17,855,000)	(2,262,338)	2,350,000
2019	(150,000)	—	292,700	2,025,000
2020	(50,000)	—	238,548	—

	June 30, 2016
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2016	(951,000)	(13,980,700)	(15,180,238)	507,500
2017	(702,000)	(24,962,500)	(5,753,073)	5,670,000
2018	—	—	253,190	—
2019	(20,000)	—	—	—
2020	(25,000)	—	120,000	—
13. Partnership Equity and Distributions
As part of the Transaction, Phillips 66 and Enbridge agreed, if required, to provide a reduction to incentive distributions payable to our General Partner under our Partnership Agreement of up to $100 million annually through 2019 to target an approximate 1.0 times distribution coverage ratio.  Under the terms of our amended partnership agreement, the amount of incentive distributions paid to our General Partner will be evaluated by our General Partner on both a quarterly and annual basis and may be reduced each quarter by an amount determined by our General Partner (the “IDR giveback”). If no determination is made by our General Partner, the quarterly IDR giveback will be $20 million. The IDR giveback, of up to $100 million annually, will be subject to a true-up at the end of the year by taking our total distributable cash flow (as adjusted under our amended partnership agreement) less the total annual distribution payable to our unitholders, adjusted to target an approximate 1.0 times coverage ratio. Distributions paid to the holders of the Partnership's incentive distribution rights were reduced by $20 million during the three month period ended June 30, 2017 in accordance with the Third Amendment to the Partnership Agreement.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

In January 2017, we issued 28,552,480 common units to DCP Midstream, LLC and 2,550,644 general partner units to the General Partner in a private placement as consideration for the Transaction that closed on January 1, 2017. For additional information regarding the Transaction, see Note 3 - Acquisitions.
During the six months ended June 30, 2017 and 2016, we issued no common units pursuant to our 2014 equity distribution agreement.
The following table presents our cash distributions paid in 2017 and 2016:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(Millions)
May 15, 2017	$0.7800	$135
February 14, 2017	0.7800	121
November 14, 2016	0.7800	120
August 12, 2016	0.7800	121
May 13, 2016	0.7800	121
February 12, 2016	0.7800	121
14. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit (or "LPU") is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.
15. Commitments and Contingent Liabilities
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

16. Business Segments

Concurrent with the completion of the Transaction in the first quarter of 2017, management reevaluated our reportable segments and determined that our operations are organized into two reportable segments: (i) Gathering and Processing and (ii) Logistics and Marketing. Segment information for prior periods has been retrospectively adjusted to furnish comparative information similar to the pooling method to reflect these reportable segments. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included as Exhibit 99.4 in the May 2017 8-K.

Our Gathering and Processing segment consists of gathering, compressing, treating, processing natural gas, producing and fractionating NGLs, and recovering and selling condensate. Our Logistics and Marketing segment includes transporting, trading, marketing, and storing natural gas and NGLs, fractionating NGLs, and wholesale propane logistics. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs. Elimination of inter-segment transactions are reflected in the eliminations column. The following tables set forth our segment information:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

Three Months Ended June 30, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$1,269	$1,756	$—	$(1,076)	$1,949
Gross margin (a)	$342	$50	$—	$—	$392
Operating and maintenance expense	(162)	(13)	(3)	—	(178)
Depreciation and amortization expense	(86)	(3)	(5)	—	(94)
General and administrative expense	(7)	(2)	(62)	—	(71)
Other expense	(3)	(2)	—	—	(5)
Gain on sale of assets, net	34	—	—	—	34
Earnings from unconsolidated affiliates	24	62	—	—	86
Interest expense	—	—	(73)	—	(73)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$142	$92	$(145)	$—	$89
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$141	$92	$(145)	$—	$88
Non-cash derivative mark-to-market (b)	$16	$8	$—	$—	$24
Capital expenditures	$103	$—	$8	$—	$111
Investments in unconsolidated affiliates, net	$—	$21	$—	$—	$21

Three Months Ended June 30, 2016:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$1,037	$1,457	$—	$(871)	$1,623
Gross margin (a)	$288	$41	$—	$—	$329
Operating and maintenance expense	(151)	(10)	(5)	—	(166)
Depreciation and amortization expense	(87)	(4)	(4)	—	(95)
General and administrative expense	(4)	(2)	(55)	—	(61)
Other expense	—	(5)	—	—	(5)
Loss on sale of assets, net	(6)	—	—	—	(6)
Restructuring costs	—	—	(8)	—	(8)
Earnings from unconsolidated affiliates	17	56	—	—	73
Interest expense	—	—	(79)	—	(79)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$57	$76	$(154)	$—	$(21)
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$56	$76	$(154)	$—	$(22)
Non-cash derivative mark-to-market (b)	$(29)	$(15)	$—	$—	$(44)
Capital expenditures	$22	$1	$3	$—	$26
Investments in unconsolidated affiliates, net	$—	$15	$—	$—	$15

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

Six Months Ended June 30, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$2,628	$3,683	$—	$(2,241)	$4,070
Gross margin (a)	$718	$108	$—	$—	$826
Operating and maintenance expense	(315)	(22)	(8)	—	(345)
Depreciation and amortization expense	(171)	(7)	(10)	—	(188)
General and administrative expense	(13)	(5)	(115)	—	(133)
Other expense	(3)	(11)	(1)	—	(15)
Gain on sale of assets, net	34	—	—	—	34
Earnings from unconsolidated affiliates	44	116	—	—	160
Interest expense	—	—	(146)	—	(146)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$294	$179	$(283)	$—	$190
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$293	$179	$(283)	$—	$189
Non-cash derivative mark-to-market (b)	$47	$13	$—	$—	$60
Capital expenditures	$146	$1	$12	$—	$159
Investments in unconsolidated affiliates, net	$—	$41	$—	$—	$41

Six Months Ended June 30, 2016:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(Millions)
Total operating revenue	$1,973	$2,721	$—	$(1,607)	$3,087
Gross margin (a)	$557	$101	$—	$—	$658
Operating and maintenance expense	(312)	(20)	(13)	—	(345)
Depreciation and amortization expense	(173)	(8)	(9)	—	(190)
General and administrative expense	(8)	(5)	(110)	—	(123)
Other income (expense)	87	(5)	—	—	82
Loss on sale of assets, net	(6)	—	—	—	(6)
Restructuring costs	—	—	(8)	—	(8)
Earnings from unconsolidated affiliates	32	107	—	—	139
Interest expense	—	—	(158)	—	(158)
Income tax expense	—	—	(5)	—	(5)
Net income (loss)	$177	$170	$(303)	$—	$44
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$176	$170	$(303)	$—	$43
Non-cash derivative mark-to-market (b)	$(68)	$(21)	$—	$—	$(89)
Non-cash lower of cost or market adjustments	$—	$3	$—	$—	$3
Capital expenditures	$72	$3	$8	$—	$83
Investments in unconsolidated affiliates, net	$—	$27	$—	$—	$27

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	June 30,	December 31,
	2017	2016
	(Millions)
Segment long-term assets:
Gathering and Processing	$8,937	$9,053
Logistics and Marketing	3,284	3,278
Other (a)	284	286
Total long-term assets	12,505	12,617
Current assets	1,065	994
Total assets	$13,570	$13,611

(a)	Other long-term assets not allocable to segments consist of unrealized gains on derivative instruments, corporate leasehold improvements and other long-term assets.

17. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
	(Millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$143	$160
Cash paid for income taxes, net of income tax refunds	$2	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$33	$15
Other non-cash changes in property, plant and equipment	$(2)	$4
Property, plant and equipment reclassified to assets held for sale, net of accumulated depreciation	$—	$(116)
Issuance of common and general partner units	$1,125	$—
Deficit purchase price in the Transaction	$3,094	$—

18. Condensed Consolidating Financial Information
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$250	$1	$—	$251
Accounts receivable, net	—	—	690	—	690
Inventories	—	—	51	—	51
Other	—	—	73	—	73
Total current assets	—	250	815	—	1,065
Property, plant and equipment, net	—	—	8,950	—	8,950
Goodwill and intangible assets, net	—	—	363	—	363
Advances receivable — consolidated subsidiaries	2,697	2,165	—	(4,862)	—
Investments in consolidated subsidiaries	4,473	7,339	—	(11,812)	—
Investments in unconsolidated affiliates	—	—	2,994	—	2,994
Other long-term assets	—	—	198	—	198
Total assets	$7,170	$9,754	$13,320	$(16,674)	$13,570
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$71	$864	$—	$935
Current maturities of long-term debt	—	500	—	—	500
Advances payable — consolidated subsidiaries	—	—	4,862	(4,862)	—
Long-term debt	—	4,710	—	—	4,710
Other long-term liabilities	—	—	226	—	226
Total liabilities	—	5,281	5,952	(4,862)	6,371
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,170	4,477	7,344	(11,812)	7,179
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	7,170	4,473	7,339	(11,812)	7,170
Noncontrolling interests	—	—	29	—	29
Total equity	7,170	4,473	7,368	(11,812)	7,199
Total liabilities and equity	$7,170	$9,754	$13,320	$(16,674)	$13,570

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,772	$—	$1,772
Transportation, processing and other	—	—	155	—	155
Trading and marketing gains, net	—	—	22	—	22
Total operating revenues	—	—	1,949	—	1,949
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	1,557	—	1,557
Operating and maintenance expense	—	—	178	—	178
Depreciation and amortization expense	—	—	94	—	94
General and administrative expense	—	—	71	—	71
Gain on sale of assets	—	—	(34)	—	(34)
Other expense	—	—	5	—	5
Total operating costs and expenses	—	—	1,871	—	1,871
Operating income	—	—	78	—	78
Interest expense	—	(73)	—	—	(73)
Income from consolidated subsidiaries	88	161	—	(249)	—
Earnings from unconsolidated affiliates	—	—	86	—	86
Income before income taxes	88	88	164	(249)	91
Income tax expense	—	—	(2)	—	(2)
Net income	88	88	162	(249)	89
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$88	$88	$161	$(249)	$88

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$88	$88	$162	$(249)	$89
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	88	88	162	(249)	89
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$88	$88	$161	$(249)	$88

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,491	$—	$1,491
Transportation, processing and other	—	—	155	—	155
Trading and marketing losses, net	—	—	(23)	—	(23)
Total operating revenues	—	—	1,623	—	1,623
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	1,294	—	1,294
Operating and maintenance expense	—	—	166	—	166
Depreciation and amortization expense	—	—	95	—	95
General and administrative expense	—	—	61	—	61
Loss on sale of assets	—	—	6	—	6
Restructuring costs	—	—	8	—	8
Other expense	—	—	5	—	5
Total operating costs and expenses	—	—	1,635	—	1,635
Operating loss	—	—	(12)	—	(12)
Interest expense, net	—	(79)	—	—	(79)
(Loss) income from consolidated subsidiaries	(22)	57	—	(35)	—
Earnings from unconsolidated affiliates	—	—	73	—	73
(Loss) income before income taxes	(22)	(22)	61	(35)	(18)
Income tax expense	—	—	(3)	—	(3)
Net (loss) income	(22)	(22)	58	(35)	(21)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net (loss) income attributable to partners	$(22)	$(22)	$57	$(35)	$(22)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2016
	Parent Guarantor		Subsidiary Issuer		Non-Guarantor Subsidiaries		Consolidating Adjustments		Consolidated
	(Millions)
Net (loss) income	$(22)		$(22)		$58		$(35)		$(21)
Total other comprehensive income	—	—	—	—	—	—	—	—	—
Total comprehensive (loss) income	(22)		(22)		58		(35)		(21)
Total comprehensive loss attributable to noncontrolling interests	—		—		(1)		—		(1)
Total comprehensive (loss) income attributable to partners	$(22)		$(22)		$57		$(35)		$(22)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$3,705	$—	$3,705
Transportation, processing and other	—	—	312	—	312
Trading and marketing gains, net	—	—	53	—	53
Total operating revenues	—	—	4,070	—	4,070
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	3,244	—	3,244
Operating and maintenance expense	—	—	345	—	345
Depreciation and amortization expense	—	—	188	—	188
General and administrative expense	—	—	133	—	133
Gain on sale of assets	—	—	(34)	—	(34)
Other expense	—	—	15	—	15
Total operating costs and expenses	—	—	3,891	—	3,891
Operating income	—	—	179	—	179
Interest expense, net	—	(146)	—	—	(146)
Income from consolidated subsidiaries	189	335	—	(524)	—
Earnings from unconsolidated affiliates	—	—	160	—	160
Income before income taxes	189	189	339	(524)	193
Income tax expense	—	—	(3)	—	(3)
Net income	189	189	336	(524)	190
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$189	$189	$335	$(524)	$189

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$189	$189	$336	$(524)	$190
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	190	190	336	(525)	191
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$190	$190	$335	$(525)	$190

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$2,785	$—	$2,785
Transportation, processing and other	—	—	307	—	307
Trading and marketing losses, net	—	—	(5)	—	(5)
Total operating revenues	—	—	3,087	—	3,087
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	2,429	—	2,429
Operating and maintenance expense	—	—	345	—	345
Depreciation and amortization expense	—	—	190	—	190
General and administrative expense	—	—	123	—	123
Loss on sale of assets	—	—	6	—	6
Restructuring costs	—	—	8	—	8
Other income, net	—	—	(82)	—	(82)
Total operating costs and expenses	—	—	3,019	—	3,019
Operating income	—	—	68	—	68
Interest expense, net	—	(158)	—	—	(158)
Income from consolidated subsidiaries	43	201	—	(244)	—
Earnings from unconsolidated affiliates	—	—	139	—	139
Income before income taxes	43	43	207	(244)	49
Income tax expense	—	—	(5)	—	(5)
Net income	43	43	202	(244)	44
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$43	$43	$201	$(244)	$43

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
Net income	$43	$43	$202	$(244)	$44
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	43	43	202	(244)	44
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$43	$43	$201	$(244)	$43

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(143)	$503	$—	$360
INVESTING ACTIVITIES:
Intercompany transfers	256	590	—	(846)	—
Capital expenditures	—	—	(159)	—	(159)
Investments in unconsolidated affiliates	—	—	(41)	—	(41)
Proceeds from sale of assets	—	—	129	—	129
Net cash provided by (used in) investing activities	256	590	(71)	(846)	(71)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(846)	846	—
Payments of long-term debt	—	(195)	—	—	(195)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(256)	—	—	—	(256)
Distributions to noncontrolling interests	—	—	(4)	—	(4)
Other	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	(256)	(197)	(432)	846	(39)
Net change in cash and cash equivalents	—	250	—	—	250
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$250	$1	$—	$251

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2017 and 2016 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(153)	$457	$—	$304
INVESTING ACTIVITIES:
Intercompany transfers	242	221	—	(463)	—
Capital expenditures	—	—	(83)	—	(83)
Investments in unconsolidated affiliates	—	—	(27)	—	(27)
Change in restricted cash	—	(9)	—	—	(9)
Proceeds from sale of assets	—	—	2	—	2
Deposits received on assets held for sale	—	—	16	—	16
Net cash provided by (used in) investing activities	242	212	(92)	(463)	(101)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(463)	463	—
Proceeds from long-term debt	—	2,252	—	—	2,252
Payments of long-term debt	—	(2,301)	—	—	(2,301)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	100	—	100
Distributions to limited partners and general partner	(242)	—	—	—	(242)
Distributions to noncontrolling interests	—	—	(3)	—	(3)
Other	—	(10)	—	—	(10)
Net cash (used in) provided by financing activities	(242)	(59)	(366)	463	(204)
Net change in cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	—	—	3	—	3
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

19. Subsequent Events
On July 24, 2017, we announced that the board of directors of the General Partner declared a quarterly distribution of $0.78 per unit. The distribution is payable on August 14, 2017 to unitholders of record on August 8, 2017. Distributions declared reflect $20 million of IDR givebacks for the second quarter of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included as Exhibit 99.4 in the May 2017 8-K.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Concurrent with the completion of the Transaction, as defined below, in the first quarter of 2017, management reevaluated our reportable segments and determined that our operations are organized into two reportable segments: (i) Gathering and Processing and (ii) Logistics and Marketing. Segment information for earlier periods has been restated to reflect these reportable segments. Our Gathering and Processing segment includes operating segments that have been aggregated based on the nature of the products and services provided. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering and selling condensate. Our Logistics and Marketing segment includes transporting, trading, marketing and storing natural gas and NGLs, fractionating NGLs and wholesale propane logistics. The remainder of our business operations is presented as "Other", and consists of unallocated corporate costs.
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program, in which we hedge commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk," we have sensitivities to certain cash and non-cash changes in commodity prices. If commodity prices weaken for a sustained period, our volumes may be impacted, particularly as producers are curtailing or redirecting drilling. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity.
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
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building and expanding facilities to convert chemical plants from a heavier oil-based feedstock to lighter NGL-based feedstocks, including ethane. This increased demand expected in the next year should provide support for the increasing supply of ethane. As these facilities commence operations, ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
Although we have seen a number of bankruptcies by producers in recent years, we believe our contract structure with our producers protects us from a credit perspective since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, nine are investment grade while the remainder are not investment grade.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets.
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our margins.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We have a well-defined and targeted hedging program.

•	We prudently manage our capital expenditures with significant focus on fee-based growth projects.

•	We believe we have a solid capital structure and balance sheet.

•	We believe we have access to sufficient capital to fund our growth.
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

Some of our growth projects include the following:

•
Within our Logistics and Marketing segment, we are currently expanding the Sand Hills pipeline to 365 MBbls/d, expected to be in service in the fourth quarter of 2017, and have multiple Sand Hills lateral connections in flight throughout 2017.

•	Further Sand Hills pipeline expansion to 450 MBbls/d includes a partial looping of the pipeline and the addition of new pump stations, and is expected to be in service in the third quarter of 2018.

•
Within our Gathering and Processing segment, we are constructing a 200 MMcf/d natural gas processing plant, the Mewbourn 3 plant, and further expanding our Grand Parkway gathering system, both of which are located in the DJ Basin and expected to be in service in the fourth quarter of 2018.

•	We approved the 200 MMcf/d O'Connor 2 plant in the DJ Basin. The O'Connor 2 plant and associated gathering infrastructure is expected to be in service in 2019.

•	Further, we increased capacity in the DJ Basin by up to 40 MMcf/d starting in June 2017 by placing additional field compression and plant bypass infrastructure in service.
Recent Events

In May 2017, we entered into a membership interest purchase agreement with Tallgrass Midstream, LLC to sell our 100% interest in our Douglas gathering system, which primarily consisted of approximately 1,500 miles of gathering lines within our Gathering and Processing segment, for approximately $129 million, subject to customary purchase price adjustments. This transaction closed effective June 1, 2017 and we recorded a gain of approximately $34 million, net of goodwill, in the second quarter of 2017.
In April 2017, Kinder Morgan Texas Pipeline LLC, a subsidiary of Kinder Morgan, Inc. ("KMI"), and the Partnership announced the execution of a non-binding letter of intent for the Partnership to participate in the development of the proposed Gulf Coast Express Pipeline Project. The non-binding open season for the proposed Gulf Coast Express Pipeline Project closed on April 20, 2017, with bids exceeding the capacity offered. KMI and the Partnership continue to work with prospective shippers to obtain firm commitments. The proposed mostly 42-inch pipeline would transport over 1.8 Bcf/d of natural gas approximately 430 miles from the Waha area to Agua Dulce, Texas, providing an outlet for increased natural gas production from the Permian Basin to growing markets along the Texas Gulf Coast. The pipeline is expected to be in service in the second half of 2019, pending final shipper commitments.
We announced a quarterly distribution of $0.78 per unit for the second quarter of 2017. This distribution per unit remains unchanged from the previous quarter and the second quarter of 2016. Distributions declared reflect $20 million of IDR givebacks for the second quarter of 2017.

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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2017 plan includes maintenance capital expenditures of between $100 million and $145 million, and expansion capital expenditures between $325 million and $375 million associated with approved projects. Expansion capital expenditures include the construction of the Mewbourn 3 plant, Grand Parkway Phase 2 and O'Connor bypass in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
For an in-depth discussion of factors that may significantly affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Significantly Affect Our Results” included as Exhibit 99.3 in our current report on the May 2017 8-K.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2017 vs. 2016		Variance Six Months 2017 vs. 2016
	2017	2016	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues (a):
Gathering and Processing	$1,269	$1,037	$2,628	$1,973	$232	22%	$655	33%
Logistics and Marketing	1,756	1,457	3,683	2,721	299	21%	962	35%
Inter-segment eliminations	(1,076)	(871)	(2,241)	(1,607)	205	24%	634	39%
Total operating revenues	1,949	1,623	4,070	3,087	326	20%	983	32%
Purchases of natural gas and NGLs
Gathering and Processing	(927)	(749)	(1,910)	(1,416)	178	24%	494	35%
Logistics and Marketing	(1,706)	(1,416)	(3,575)	(2,620)	290	20%	955	36%
Inter-segment eliminations	1,076	871	2,241	1,607	205	24%	634	39%
Total purchases	(1,557)	(1,294)	(3,244)	(2,429)	263	20%	815	34%
Operating and maintenance expense	(178)	(166)	(345)	(345)	12	7%	—	—%
Depreciation and amortization expense	(94)	(95)	(188)	(190)	(1)	(1)%	(2)	(1)%
General and administrative expense	(71)	(61)	(133)	(123)	10	16%	10	8%
Other (expense) income	(5)	(5)	(15)	82	—	*	(97)	*
Earnings from unconsolidated affiliates (b)	86	73	160	139	13	18%	21	15%
Interest expense	(73)	(79)	(146)	(158)	(6)	(8)%	(12)	(8)%
Income tax expense	(2)	(3)	(3)	(5)	(1)	(33)%	(2)	(40)%
Restructuring costs	—	(8)	—	(8)	(8)	*	(8)	*
Gain (loss) on sale of assets, net	34	(6)	34	(6)	40	*	40	*
Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)	—	*	—	*
Net income (loss) attributable to partners	$88	$(22)	$189	$43	$110	*	$146	*
Other data:
Gross margin (c):
Gathering and Processing	$342	$288	$718	$557	$54	19%	$161	29%
Logistics and Marketing	50	41	108	101	$9	22%	$7	7%
Total gross margin	$392	$329	$826	$658	$63	19%	$168	26%

Non-cash commodity derivative mark-to-market	$24	$(44)	$60	$(89)	$68	*	$149	*
Natural gas wellhead (MMcf/d) (d)	4,483	5,255	4,532	5,343	(772)	(15)%	(811)	(15)%
NGL gross production (MBbls/d) (d)	366	415	359	405	(49)	(12)%	(46)	(11)%
NGL pipelines throughput (MBbls/d) (d)	451	430	439	415	21	5%	24	6%

* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains (losses), net.

(b)
Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(c)
Gross margin consists of total operating revenues, including trading and marketing gains and losses, less purchases of natural gas and NGLs. Segment gross margin for each segment consists of total operating revenues for that segment, including trading and marketing gains and losses, net, less purchases of natural gas and NGLs for that segment. Please read “Reconciliation of Non-GAAP Measures”.

(d)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three months ended June 30, 2017 vs. Three months ended June 30, 2016

Total Operating Revenues — Total operating revenues increased $326 million in 2017 compared to 2016 primarily as a result of the following:

•
$299 million increase for our Logistics and Marketing segment primarily due to increased commodity prices,and favorable commodity derivative activity, partially offset by lower gas and NGL sales volumes; and

•
$232 million increase for our Gathering and Processing segment primarily due to higher commodity prices, higher gas and NGL sales volumes primarily related to our North region which impact both sales and purchases, favorable commodity derivative activity, partially offset by lower gas and NGL sales volumes in the South, Midcontinent and Permian regions;

These increases were partially offset by:

•
$205 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

Total Purchases — Total purchases increased $263 million in 2017 compared to 2016 primarily as a result of the following:

•	$290 million increase for our Logistics and Marketing segment for the reasons discussed above; and

•	$178 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$205 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2017 compared to 2016 primarily as a result of increased asset reliability and planned maintenance spending associated with anticipated volume growth and investment in process improvements, partially offset by our headcount reduction in April of 2016, other cost savings initiatives and the sale of our Northern Louisiana system in July 2016.
General and Administrative Expense — General and administrative expense increased in 2017 compared to 2016 primarily as a result of investment in process and technology improvements.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment and an increase from Discovery in our Gathering and Processing segment primarily due to the accelerated recognition of previously deferred revenue associated with lower producer volume projections. We expect these projections to impact future earnings.
Interest Expense - Interest expense decreased in 2017 compared to 2016 as a result of lower average outstanding debt balances.

Restructuring Costs - Restructuring costs in 2016 related to our headcount reduction in April of 2016.
Gain (Loss) on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system. The loss on sale in 2016 represents the sale of non-core assets.
Net Income Attributable to Partners — Net income attributable to partners increased in 2017 compared to 2016 for the reasons discussed above.
Gross Margin — Gross margin increased $63 million in 2017 compared to 2016 primarily as a result of the following:

•
$54 million increase for our Gathering and Processing segment primarily related to higher commodity prices, favorable commodity derivative activity, higher margins on a specific producer arrangement and higher NGL recoveries in our North region, and contract realignment efforts in our Permian region. This increase was partially offset by lower volumes across our South, Midcontinent, and Permian regions due to reduced drilling activity in prior periods and the sale of our Northern Louisiana system and Douglas gathering system; and

•	$9 million increase for our Logistics and Marketing segment primarily related to favorable commodity derivative activity and partially offset by lower margins on wholesale propane.

Six months ended June 30, 2017 vs. Six months ended June 30, 2016

Total Operating Revenues — Total operating revenues increased $983 million in 2017 compared to 2016 primarily as a result of the following:

•
$962 million increase for our Logistics and Marketing segment primarily due to increased commodity prices and favorable commodity derivative activity, partially offset by lower gas and NGL sales volumes; and

•
$655 million increase for our Gathering and Processing segment primarily due to higher commodity prices, higher gas and NGL sales volumes primarily related to our North region which impact both sales and purchases, favorable commodity derivative activity, partially offset by lower gas and NGL sales volumes in the South, Midcontinent and Permian regions;

These increases were partially offset by:

•
$634 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

Total Purchases — Total purchases increased $815 million in 2017 compared to 2016 primarily as a result of the following:

•	$955 million increase for our Logistics and Marketing segment for the reasons discussed above; and

•	$494 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$634 million increase in inter-segment eliminations, which relate to sales of NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower gas and NGL sales volumes.

General and Administrative Expense — General and administrative expense increased in 2017 compared to 2016 primarily as a result of investment in process and technology improvements.
Other (Expense) Income — Other expense in 2017 primarily represents the write-off of property, plant and equipment associated with the expiration of a lease. Other income in 2016 primarily represents a producer settlement, net of legal fees.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment and an increase from Discovery in our Gathering and Processing segment primarily due to the accelerated recognition of previously deferred revenue associated with lower producer volume projections. We expect these projections to impact future earnings.

Interest Expense - Interest expense decreased in 2017 compared to 2016 as a result of lower average outstanding debt balances.
Restructuring Costs - Restructuring costs in 2016 related to our headcount reduction in April of 2016.
Gain (Loss) on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system. The loss on sale in 2016 represents the sale of non-core assets.
Net Income Attributable to Partners — Net income attributable to partners increased in 2017 compared to 2016 for the reasons discussed above.
Gross Margin — Gross margin increased $168 million in 2017 compared to 2016 primarily as a result of the following:

•
$161 million increase for our Gathering and Processing segment primarily related to higher commodity prices, favorable commodity derivative activity, higher margins on a specific producer arrangement, higher NGL recoveries and a producer settlement in our North region, and contract realignment efforts in our Permian and Midcontinent regions. This increase was partially offset by lower volumes across our South, Midcontinent, and Permian regions due to reduced drilling activity in prior periods and the sale of our Northern Louisiana system and Douglas gathering system; and

•
$7 million increase for our Logistics and Marketing segment primarily related to favorable commodity derivative activity and higher NGL storage margins, partially offset by lower margins on wholesale propane.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$37	$31	$68	$56
Discovery Producer Services LLC	25	17	45	32
DCP Southern Hills Pipeline, LLC	13	12	24	24
Front Range Pipeline LLC	3	4	7	9
Texas Express Pipeline LLC	1	2	3	4
Mont Belvieu Enterprise Fractionator	4	4	7	8
Mont Belvieu 1 Fractionator	3	2	4	5
Other	—	1	2	1
Total earnings from unconsolidated affiliates	$86	$73	$160	$139
Distributions received from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
DCP Sand Hills Pipeline, LLC	$46	$36	$73	$68
Discovery Producer Services LLC	24	22	49	45
DCP Southern Hills Pipeline, LLC	19	15	31	30
Front Range Pipeline LLC	5	5	7	10
Texas Express Pipeline LLC	2	2	5	5
Mont Belvieu Enterprise Fractionator	2	5	6	11
Mont Belvieu 1 Fractionator	3	3	4	6
Other	—	1	2	1
Total distributions from unconsolidated affiliates	$101	$89	$177	$176

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,010	1,255	1,073	86	1,107	86
Permian	16	16,300	1,460	964	106	963	102
Midcontinent	12	29,185	1,765	1,194	86	1,197	87
South	20	7,415	3,295	1,252	88	1,265	84
Total	61	56,910	7,775	4,483	366	4,532	359

(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2017 vs. 2016		Variance Six Months 2017 vs. 2016
	2017	2016	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,116	$919	$2,313	$1,715	$197	21%	$598	35%
Transportation, processing and other	139	137	279	272	2	1%	7	3%
Trading and marketing gains (losses), net	14	(19)	36	(14)	33	*	50	*
Total operating revenues	1,269	1,037	2,628	1,973	232	22%	655	33%
Purchases of natural gas and NGLs	(927)	(749)	(1,910)	(1,416)	178	24%	494	35%
Operating and maintenance expense	(162)	(151)	(315)	(312)	11	7%	3	1%
General and administrative expense	(7)	(4)	(13)	(8)	3	75%	5	63%
Depreciation and amortization expense	(86)	(87)	(171)	(173)	(1)	(1)%	(2)	(1)%
Other (expense) income	(3)	—	(3)	87	(3)	*	(90)	*
Earnings from unconsolidated affiliates (a)	24	17	44	32	7	41%	12	38%
Gain (loss) on sale of assets, net	34	(6)	34	(6)	40	*	40	*
Segment net income	142	57	294	177	85	*	117	66%
Segment net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)	—	—%	—	—%
Segment net income attributable to partners	$141	$56	$293	$176	$85	*	$117	66%
Other data:
Segment gross margin (b)	$342	$288	$718	$557	$54	19%	$161	29%
Non-cash commodity derivative mark-to-market	$16	$(29)	$47	$(68)	$45	*	$115	*
Natural gas wellhead (MMcf/d) (c)	4,483	5,255	4,532	5,343	(772)	(15)%	(811)	(15)%
NGL gross production (MBbls/d) (c)	366	415	359	405	(49)	(12)%	(46)	(11)%
_____________
* Percentage change is not meaningful.

(a)
Earnings from unconsolidated affiliates includes our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)
Segment gross margin consists of total operating revenues, including trading and marketing gains (losses), net, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Total Operating Revenues — Total operating revenues increased $232 million in 2017 compared to 2016, primarily as a result of the following:

•	$302 million increase attributable to higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity;

•
$33 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $45 million due to movements in forward prices of commodities, partially offset by a $12 million decrease in realized cash settlement gains in 2017;

•	$17 million increase attributable to higher gas and NGL sales volumes and the impact of a specific producer arrangement primarily related to our DJ Basin system in our North region;
These increases were partially offset by:

•	$122 million decrease primarily as a result of lower volumes across our South, Midcontinent and Permian regions due to reduced drilling activity in prior periods.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $178 million in 2017 compared to 2016 as a result of higher commodity prices and higher gas and NGL sales volumes in our North region, partially offset by decreased volumes in our South, Midcontinent and Permian regions.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2017 compared to 2016 primarily as a result of increased reliability spending and planned maintenance spending associated with anticipated volume growth partially offset by cost savings initiatives and the sale of our Northern Louisiana system in July 2016.
General and Administrative Expense — General and administrative expense increased in 2017 compared to 2016 primarily as a result of investment in process improvements.
Other (Expense) Income — Other expense in 2017 represents the write-off of property, plant and equipment.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily due to the accelerated recognition of previously deferred revenue associated with lower producer volume projections at Discovery. We expect these projections to impact future earnings.
Gain (Loss) on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system. The loss on sale in 2016 represents the sale of non-core assets.
Segment Gross Margin — Segment gross margin increased $54 million in 2017 compared to 2016, primarily as a result of the following:

•	$49 million increase as a result of higher commodity prices;

•	$33 million increase as a result of commodity derivative activity as discussed above;

•	$2 million increase as a result of higher margins on a specific producer arrangement and higher NGL recoveries primarily related to our DJ Basin system in our North region;
These increases were partially offset by:

•
$25 million decrease primarily as a result of lower volumes across our South, Permian and Midcontinent regions due to reduced drilling activity in prior periods, partially offset by fee based contract realignment efforts in the Permian region;

•	$5 million decrease as a result of the sale of our Northern Louisiana system in our South region and Douglas gathering system in our North region.
Total Wellhead — Natural gas wellhead decreased in 2017 compared to 2016 reflecting lower volumes primarily from (i) lower volumes associated with general declines within the South, Permian and Midcontinent regions (ii) the sale of our Northern Louisiana system within our South region and (iii) the sale of our Douglas gathering system within our North region.

NGL Gross Production — NGL production decreased in 2017 compared to 2016 primarily as a result of (i) lower volumes associated with general declines within the South, Permian and Midcontinent regions (ii) the sale of our Northern Louisiana system within our South region and (iii) the sale of our Douglas gathering system within our North region.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Total Operating Revenues — Total operating revenues increased $655 million in 2017 compared to 2016, primarily as a result of the following:

•	$825 million increase attributable to higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity;

•
$50 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $115 million due to movements in forward prices of commodities, partially offset by a $65 million decrease in realized cash settlement gains in 2017;

•	$34 million increase attributable to higher gas and NGL sales volumes and the impact of a specific producer arrangement primarily related to our DJ Basin system in our North region;

•
$7 million increase in transportation, processing and other primarily related to fee based contract realignment efforts, partially offset by lower volumes in the South region and the sale of our Northern Louisiana System;

These increases were partially offset by:

•	$261 million decrease primarily as a result of lower volumes across our South, Midcontinent and Permian regions due to reduced drilling activity in prior periods.
Purchases of Natural Gas and NGLs — Purchases of natural gas and NGLs increased $494 million in 2017 compared to 2016 as a result of higher commodity prices and higher gas and NGL sales volumes in our North region, partially offset by decreased volumes in our South, Midcontinent and Permian regions.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2017 compared to 2016 primarily as a result of increased reliability spending and planned maintenance spending associated with anticipated volume growth partially offset by cost savings initiatives and the sale of our Northern Louisiana system in July 2016.
General and Administrative Expense — General and administrative expense increased in 2017 compared to 2016 primarily as a result of investment in process improvements.
Other (Expense) Income — Other expense in 2017 represents the write-off of property, plant and equipment. Other income in 2016 represents a producer settlement, net of legal fees.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily due to the accelerated recognition of previously deferred revenue associated with lower producer volume projections at Discovery. We expect these projections to impact future earnings.
Gain (loss) on sale of assets, net - The gain on sale in 2017 represents the sale of our Douglas gathering system. The loss on sale in 2016 represents the sale of non-core assets.
Segment Gross Margin — Segment gross margin increased $161 million in 2017 compared to 2016, primarily as a result of the following:

•	$148 million increase as a result of higher commodity prices;

•	$50 million increase as a result of commodity derivative activity as discussed above;

•	$21 million increase as a result of higher margins on a specific producer arrangement and higher NGL recoveries primarily related to our DJ Basin system and a producer settlement in our North region;
These increases were partially offset by:

•
$49 million decrease primarily as a result of lower volumes across our South, Midcontinent and Permian regions due to reduced drilling activity in prior periods, partially offset by fee based contract realignment efforts in the Permian and Midcontinent region;

•	$9 million decrease as a result of the sale of our Northern Louisiana system in our South region and Douglas gathering system in our North region.
Total Wellhead — Natural gas wellhead decreased in 2017 compared to 2016 reflecting lower volumes primarily from (i) lower volumes associated with general declines within the South, Permian and Midcontinent regions (ii) the sale of our Northern Louisiana system within our South region and (iii) the sale of our Douglas gathering system within our North region.
NGL Gross Production — NGL production decreased in 2017 compared to 2016 primarily as a result of (i) lower volumes associated with general declines within the South, Permian and Midcontinent regions, (ii) the sale of our Northern Louisiana system within our South region and (iii) the sale of our Douglas gathering system within our North region.

Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,325	—	186	180	—	175	—
Southern Hills pipeline	940	—	117	68	—	68	—
Front Range pipeline	450	—	50	37	—	35	—
Texas Express pipeline	595	—	28	16	—	15	—
Other pipelines	2,490	—	172	150	—	146	—
Mont Belvieu fractionators	—	2	60	—	53	—	48
Total	5,800	2	613	451	53	439	48

(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2017 vs. 2016		Variance Six Months 2017 vs. 2016
	2017	2016	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(Millions, except operating data)
Operating revenues:
Sales of natural gas and NGLs	$1,732	$1,443	$3,633	$2,676	$289	20%	$957	36%
Transportation, processing and other	$16	$18	33	36	(2)	(11)%	(3)	(8)%
Trading and marketing gains (losses), net	$8	$(4)	17	9	12	*	8	*
Total operating revenues	1,756	1,457	3,683	2,721	299	21%	962	35%
Purchases of natural gas and NGLs	(1,706)	(1,416)	(3,575)	(2,620)	290	20%	955	36%
Operating and maintenance expense	(13)	(10)	(22)	(20)	3	30%	2	10%
General and administrative expense	(2)	(2)	(5)	(5)	—	—%	—	—%
Depreciation and amortization expense	(3)	(4)	(7)	(8)	(1)	(25)%	(1)	(13)%
Other expense	(2)	(5)	(11)	(5)	(3)	(60)%	6	*
Earnings from unconsolidated affiliates (a)	62	56	116	107	6	11%	9	8%
Segment net income attributable to partners	$92	$76	$179	$170	$16	21%	$9	5%
Other data:
Segment gross margin (b)	$50	$41	$108	$101	$9	22%	$7	7%
Non-cash commodity derivative mark-to-market	$8	$(15)	$13	$(21)	23	*	34	*
NGL pipelines throughput (MBbls/d) (c)	451	430	439	415	21	5%	24	6%

(a)
Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)
Segment gross margin consists of total operating revenues, including trading and marketing gains (losses), net, less purchases of natural gas and NGLs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three months ended June 30, 2017 vs. Three months ended June 30, 2016

Total Operating Revenues — Total operating revenues increased $299 million in 2017 compared to 2016, primarily as a result of the following:

•	$400 million increase as a result of higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity, and;

•
$12 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $23 million due to movements in forward prices of commodities, partially offset by a $11 million decrease in realized cash settlement gains in 2017;

These increases were partially offset by:

•	$96 million decrease attributable to lower gas and NGL sales volumes, which impacted both sales and purchases, and;

•	$17 million decrease due to the sale of our Northern Louisiana system.

Purchases of NGLs — Purchases of NGLs decreased $290 million in 2017 compared to 2016, primarily as a result of higher commodity prices, partially offset by lower gas and NGL sales volumes.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2017 compared to 2016 primarily as a result of higher asset reliability spending and timing of planned maintenance spending.

Other Expense — Other expense in 2017 represents the write-off of other long-term assets while other expense in 2016 primarily represents the write-off of property, plant and equipment.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.
Segment Gross Margin — Segment gross margin increased $9 million in 2017 compared to 2016 primarily as a result of the following: a $12 million increase as a result of commodity derivative activity as discussed above, partially offset by a $3 million decrease as a result of lower margins on wholesale propane.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Total Operating Revenues — Total operating revenues increased $962 million in 2017 compared to 2016, primarily as a result of the following:

•	$1,178 million increase as a result of higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity, and;

•
$8 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $34 million due to movements in forward prices of commodities, partially offset by a $26 million decrease in realized cash settlement gains in 2017;

These increases were partially offset by:

•	$188 million decrease attributable to lower gas and NGL sales volumes, which impacted both sales and purchases, and;

•	$36 million decrease due to the sale of our Northern Louisiana system.
Purchases of NGLs — Purchases of NGLs increased $955 million in 2017 compared to 2016, primarily as a result of higher commodity prices, partially offset by lower gas and NGL sales volumes.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2017 compared to 2016 primarily as a result of higher asset reliability spending and timing of planned maintenance spending.

Other expense — Other expense in 2017 primarily represents the write-off of property, plant and equipment associated with the expiration of a lease while other expense in 2016 primarily represents the write-off of property, plant and equipment and other long term assets.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.
Segment Gross Margin — Segment gross margin increased $7 million in 2017 compared to 2016, primarily as a result of the following:

•	$8 million increase as a result of commodity derivative activity discussed above, and;

•	$2 million increase primarily due to higher NGL storage margins;
These increases are partially offset by:

•	$3 million of lower margins on wholesale propane.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2017 compared to 2016 primarily as a result of higher throughput volumes on Sand Hills due to the capacity expansion in the second quarter of 2016.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Credit Agreement;

•	proceeds from asset rationalization;

•	reduction of incentive distribution right payments;

•	debt offerings;

•	issuances of additional common units;

•	borrowings under term loans; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our unitholders and General Partner;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
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
In February 2017, we further amended our Credit Agreement to increase the aggregate commitments under the unsecured revolving credit facility to approximately $1.4 billion. The Credit Agreement is used for working capital requirements and other general partnership purposes including acquisitions.
As of June 30, 2017, there were no outstanding borrowings on the revolving credit facility under the Credit Agreement. We had unused borrowing capacity of $1,373 million, net of $25 million of letters of credit, under the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by $1,187 million as of June 30, 2017. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. In the first quarter of 2017, our credit rating was lowered. As a result of this action, interest rates on outstanding borrowings under the Credit Agreement increased. As of August 3, 2017, we had no outstanding borrowings on the revolving credit facility and had approximately $1,373 million, net of $25 million of letters of credit, of unused borrowing capacity under the Credit Agreement. We used a portion of the cash received from the Transaction to repay outstanding debt on our revolving credit facility.
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
Our shelf registration statement that was declared effective in July 2014 allowing us to issue up to $500 million in common units pursuant to our 2014 equity distribution agreement expired in July 2017. We intend to file a new shelf registration statement with the SEC to replace the expired shelf registration statement. During the six months ended June 30, 2017, we issued no common units pursuant to our 2014 equity distribution agreement.
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
We had working capital deficits of $370 million and $629 million as of June 30, 2017 and December 31, 2016, respectively. The change in working capital is primarily attributable to the cash received in the Transaction offset by the repayment of long-term debt outstanding on the revolving credit facility. We had a net derivative working capital surplus of $17 million as of June 30, 2017 as compared to net derivative working capital deficit of $49 million as of December 31, 2016.
As of June 30, 2017, we had $251 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2017	2016
	(Millions)
Net cash provided by operating activities	$360	$304
Net cash used in investing activities	$(71)	$(101)
Net cash used in financing activities	$(39)	$(204)

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Operating Activities — The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows.

We received cash distributions in excess of earnings from unconsolidated affiliates of $17 million and $37 million during the six months ended June 30, 2017 and 2016, respectively. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".

Investing Activities — Net cash used in investing activities decreased $30 million in 2017 compared to the same period in 2016 primarily as a result of the following:
Net cash used in investing activities during the six months ended June 30, 2017 was comprised of capital expenditures of $159 million, primarily for (1) expansion capital expenditures including construction of the Mewbourn 3 plant, and (2) investment in unconsolidated affiliates, net of $41 million for the capacity expansion of the Sand Hills pipeline, partially offset by (3) proceeds from the sale of our Douglas gathering system of $129 million.

Net cash used in investing activities during the six months ended June 30, 2016 was comprised of: (1) capital expenditures of $83 million, which generally consisted of maintenance capital expenditures for our existing facilities and expansion capital expenditures for construction of additional gathering systems, processing plants, fractionators and other facilities and infrastructure and well connections; (2) investment in unconsolidated affiliates, net of $27 million and (3) restricted cash of $9 million, which were partially offset by (4) proceeds from a deposit received for the sale of our Northern Louisiana system of $16 million.

Financing Activities — Net cash used in financing activities decreased $165 million in 2017 compared to the same period in 2016 primarily as a result of the following:

Net cash used in financing activities during the six months ended June 30, 2017 was primarily comprised of: (1) payment of debt outstanding on the revolving credit facility of $195 million from cash received from the Transaction, (2) distributions paid to limited partners and the general partner of $256 million, (3) distributions to noncontrolling interests of $4 million, and (4) payment of deferred financing costs of $2 million; which were partially offset by (5) cash received from the Transaction of $418 million.

Net cash used in financing activities during the six months ended June 30, 2016 was primarily comprised of: (1) payment of long-term debt of $2,301 million,(2) distributions paid to limited partners and the general partner of $242 million, (3) distributions to noncontrolling interests of $3 million, and (4) payment of deferred financing costs of $10 million; which were partially offset by (5) proceeds from long-term debt of $2,252 million and (6) $100 million attributable to the net change in advances to our predecessor operations from DCP Midstream, LLC as a result of the Transaction.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. We anticipate maintenance capital expenditures of between $100 million and $145 million, and approved expansion capital expenditures of between $325 million and $375 million, for the year ending December 31, 2017. Expansion capital expenditures include the construction of the Mewbourn 3 plant, Grand Parkway Phase 2 and O'Connor bypass in our DJ Basin system, and the capacity expansion of the Sand Hills pipeline, which is shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(Millions)
Our portion	$44	$113	$157	$42	$39	$81
Noncontrolling interest portion and reimbursable projects (a)	1	1	2	2	—	2
Total	$45	$114	$159	$44	$39	$83

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $41 million and $27 million during the six months ended June 30, 2017 and 2016, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our unitholders and general partner of $256 million and $242 million during the six months ended June 30, 2017 and 2016, respectively. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

As part of the Transaction, Phillips 66 and Enbridge agreed, if required, to provide a reduction to incentive distributions payable to our General Partner under our Partnership Agreement of up to $100 million annually through 2019 to target an approximate 1.0 times distribution coverage ratio.  Under the terms of our amended partnership agreement, the amount of incentive distributions paid to our General Partner will be evaluated by our General Partner on both a quarterly and annual basis and may be reduced each quarter by an amount determined by our general partner (the “IDR giveback”). If no determination is made by our General Partner, the quarterly IDR giveback will be $20 million. The IDR giveback, of up to $100 million annually, will be subject to a true-up at the end of the year by taking our total distributable cash flow (as adjusted under our amended partnership agreement) less the total annual distribution payable to our unitholders, adjusted to target an approximate 1.0 times coverage ratio. In accordance with our amended partnership agreement, distributions declared were $134 million and $269 million for the three and six months ended June 30, 2017, respectively, reflecting $20 million and $40 million, respectively, of IDR givebacks for the same periods.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 13. "Partnership Equity and Distributions" in the Notes to Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”
Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of June 30, 2017, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(Millions)
Debt (a)	$8,428	$780	$1,870	$1,216	$4,562
Operating lease obligations	195	49	68	43	35
Purchase obligations (b)	2,802	651	783	657	711
Other long-term liabilities (c)	137	—	13	9	115
Total	$11,562	$1,480	$2,734	$1,925	$5,423

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $280 million, $495 million, $366 million, and $2,062 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2017. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities, right of way liabilities and other miscellaneous liabilities recognized in the June 30, 2017 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $29 million of deferred state income taxes, $27 million of Executive Deferred Compensation Plan contributions and $8 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of June 30, 2017, we had no items that were classified as off-balance sheet obligations.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation of Non-GAAP Measures	(Millions)

Reconciliation of net income attributable to partners to gross margin:

Net income (loss) attributable to partners	$88	$(22)	$189	$43
Interest expense	73	79	146	158
Income tax expense	2	3	3	5
Operating and maintenance expense	178	166	345	345
Depreciation and amortization expense, net of noncontrolling interests	94	95	188	190
General and administrative expense	71	61	133	123
Other expense (income), net	5	5	15	(82)
Restructuring costs	—	8	—	8
Earnings from unconsolidated affiliates	(86)	(73)	(160)	(139)
(Gain) loss on sale of assets, net	(34)	6	(34)	6
Net income attributable to noncontrolling interests	1	1	1	1
Gross margin	$392	$329	$826	$658
Non-cash commodity derivative mark-to-market (a)	$24	$(44)	$60	$(89)

Reconciliation of segment net income attributable to partners to segment gross margin:

Gathering and Processing segment:
Segment net income attributable to partners	$141	$56	$293	$176
Operating and maintenance expense	162	151	315	312
Depreciation and amortization expense	86	87	171	173
General and administrative expense	7	4	13	8
Other expense (income), net	3	—	3	(87)
Earnings from unconsolidated affiliates	(24)	(17)	(44)	(32)
(Gain) loss on sale of assets, net	(34)	6	(34)	6
Net income attributable to noncontrolling interests	1	1	1	1
Segment gross margin	$342	$288	$718	$557
Non-cash commodity derivative mark-to-market (a)	$16	$(29)	$47	$(68)

Logistics and Marketing segment:
Segment net income attributable to partners	$92	$76	$179	$170
Operating and maintenance expense	13	10	22	20
Depreciation and amortization expense	3	4	7	8
Other expense	2	5	11	5
General and administrative expense	2	2	5	5
Earnings from unconsolidated affiliates	(62)	(56)	(116)	(107)
Segment gross margin	$50	$41	$108	$101
Non-cash commodity derivative mark-to-market (a)	$8	$(15)	$13	$(21)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Gathering and Processing segment:
Segment net income attributable to partners (a)	$141	$56	$293	$176
Non-cash commodity derivative mark-to-market	(16)	29	(47)	68
Depreciation and amortization expense	86	87	171	173
(Gain) loss on sale of assets, net	(34)	6	(34)	6
Distributions from unconsolidated affiliates, net of earnings	(1)	5	4	13
Other expense	3	—	3	—
Adjusted segment EBITDA	$179	$183	$390	$436
Logistics and Marketing segment:
Segment net income attributable to partners	$92	$76	$179	$170
Non-cash commodity derivative mark-to-market	(8)	$15	(13)	21
Depreciation and amortization expense	3	4	7	8
Distributions from unconsolidated affiliates, net of earnings	16	$11	13	24
Other expense	—	$—	9	—
Adjusted segment EBITDA	$103	$106	$195	$223

(a)
There were no lower of cost or market adjustments for the three and six months ended June 30, 2017. There were no lower of cost or market adjustments for the three months ended June 30, 2016 and $3 million for the six months ended June 30, 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within exhibit 99.3 "Management's Discussion and Analysis of Financial Condition and Results of Operations" to the May 2017 8-K and Note 2 of the Notes to Consolidated Financial Statements in Exhibit 99.4 “Financial Statements and Supplementary Data” included as Exhibit 99.4 in the May 2017 8-K. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the six months ended June 30, 2017 are the same as those described in the May 2017 8-K. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in the May 2017 8-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of August 3, 2017 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2017 — September 2017	Natural Gas	(62,500) MMBtu/d	NYMEX Final Settlement Price (b)	$3.20-$4.27/MMBtu
October 2017 — December 2017	Natural Gas	(60,000) MMBtu/d	NYMEX Final Settlement Price (b)	$3.28-$4.27/MMBtu
January 2018 — March 2018	Natural Gas	(27,500) MMBtu/d	NYMEX Final Settlement Price (b)	$3.54-$3.68/MMBtu
July 2017 — December 2017	NGLs	(28,441) Bbls/d (d)	Mt.Belvieu (c)	$.28-$1.22/Gal
January 2018 — March 2018	NGLs	(10,524) Bbls/d (d)	Mt.Belvieu (c)	$.68-$.83/Gal
July 2017 — December 2017	Crude Oil	(3,078) Bbls/d (d)	NYMEX crude oil futures (a)	$49.50-$56.78/Bbl
January 2018 — February 2018	Crude Oil	(2,263) Bbls/d (d)	NYMEX crude oil futures (a)	$54.06-$56.61/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	The average monthly OPIS price for Mt. Belvieu TET/Non-TET.

(d)	Average Bbls/d per time period.

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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2017:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2017	Natural Gas	11,098,390	MMBtu	$32	$2.86/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2017-April 2018	Natural Gas	(25,065,000)	MMBtu	$4	$2.95-$3.58/MMBtu
July 2017-October 2018	Natural Gas	14,120,000	MMBtu	$1	$2.69-$3.12/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our General Partner, including our General Partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities,” included in Note 19 in the 2016 audited consolidated financial statements and notes thereto included as Exhibit 99.4 in the May 2017 8-K and in Note 15 of Part I of this Quarterly Report on Form 10-Q is incorporated by reference.

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
Services and Employee Secondment Agreement, dated January 1, 2017, by and betweeen DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's current report on Form 8-K (File No. 001 32678) filed with the SEC on January 6, 2017).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 9, 2017	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*#
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
Services and Employee Secondment Agreement, dated January 1, 2017, by and betweeen DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's current report on Form 8-K (File No. 001 32678) filed with the SEC on January 6, 2017).

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
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
#    Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.