Form 10-Q/A
period 2017-09-30
DCP Midstream, LP
filed 2017-11-09
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of November 2, 2017, there were 143,309,828 common units representing limited partner interests outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed by DCP Midstream, LP with the Securities and Exchange Commission on November 8, 2017 (the “Original Filing”), is for the sole purpose of submitting revised XBRL Interactive Data Files to correct certain formatting errors. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications by the principal executive officer and the principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 6 of Part II of the Original Filing is being amended to include such new certifications as exhibits. Additionally, because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the new Section 302 certifications filed herewith as Exhibits 31.1 and 31.2 have been omitted.

Except as specifically described above, this Amendment does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q, does not modify or amend the Form 10-Q, and should be read in conjunction with the Original Filing.

PART II. OTHER INFORMATION
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

12.1	*	Computation of Ratio of Earnings to Fixed Charges (attached as Exhibit 12.1 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on November 8, 2017).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: November 8, 2017	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)

3