Form 10-Q
period 2018-03-31
DCP Midstream, LP
filed 2018-05-08
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
(303) 595-3331
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of May 4, 2018, there were 143,309,828 common units representing limited partner interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, including the following risks and uncertainties:

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

•
our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our $1.4 billion unsecured revolving Credit Agreement (the "Credit Agreement") or other credit facilities, and the indentures governing our notes, as well as our ability to maintain our credit ratings;

•	the creditworthiness of our customers and the counterparties to our transactions;

•	the amount of collateral we may be required to post from time to time in our transactions;

•	industry changes, including the impact of bankruptcies, consolidations, alternative energy sources, technological advances, infrastructure constraints and changes in competition;

•	our ability to grow through organic growth projects, or acquisitions, and the successful integration and future performance of such assets;

•	our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;

•
new, additions to, and changes in, laws and regulations, particularly with regard to taxes, safety, regulatory and protection of the environment, including, but not limited to, climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, and their impact on producers and customers served by our systems;

•
weather, weather-related conditions and other natural phenomena, including, but not limited to, their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;

•	security threats such as military campaigns, terrorist attacks, and cybersecurity attacks and breaches, against, or otherwise impacting, our facilities and systems;

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses; and

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

iii

PART I
Item 1. Financial Statements (Unaudited)
DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$2	$156
Accounts receivable:
Trade, net of allowance for doubtful accounts of $8 million	666	773
Affiliates	142	191
Other	11	17
Inventories	51	68
Unrealized gains on derivative instruments	24	30
Collateral cash deposits	114	75
Other	10	12
Total current assets	1,020	1,322
Property, plant and equipment, net	9,040	8,983
Goodwill	231	231
Intangible assets, net	104	106
Investments in unconsolidated affiliates	3,105	3,050
Unrealized gains on derivative instruments	1	3
Other long-term assets	177	183
Total assets	$13,678	$13,878
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$824	$989
Affiliates	85	68
Other	22	19
Current maturities of long-term debt	450	—
Unrealized losses on derivative instruments	96	76
Accrued interest	53	71
Accrued taxes	64	58
Accrued wages and benefits	25	65
Capital spending accrual	31	39
Other	73	103
Total current liabilities	1,723	1,488
Long-term debt	4,358	4,707
Unrealized losses on derivative instruments	24	15
Deferred income taxes	29	29
Other long-term liabilities	232	201
Total liabilities	6,366	6,440
Commitments and contingent liabilities (see note 15)
Equity:
Limited partners (143,309,828 and 143,309,828 common units authorized, issued and outstanding, respectively)	6,679	6,772
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	500	491
General partner	112	154
Accumulated other comprehensive loss	(9)	(9)
Total partners’ equity	7,282	7,408
Noncontrolling interests	30	30
Total equity	7,312	7,438
Total liabilities and equity	$13,678	$13,878

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,744	$1,644
Sales of natural gas, NGLs and condensate to affiliates	325	289
Transportation, processing and other	111	157
Trading and marketing (losses) gains, net	(41)	31
Total operating revenues	2,139	2,121
Operating costs and expenses:
Purchases and related costs	1,604	1,559
Purchases and related costs from affiliates	165	128
Operating and maintenance expense	162	167
Depreciation and amortization expense	94	94
General and administrative expense	59	62
Other expense, net	2	10
Total operating costs and expenses	2,086	2,020
Operating income	53	101
Earnings from unconsolidated affiliates	78	74
Interest expense, net	(67)	(73)
Income before income taxes	64	102
Income tax expense	(1)	(1)
Net income	63	101
Net income attributable to noncontrolling interests	(1)	—
Net income attributable to partners	62	101
General partner’s interest in net income	(41)	(42)
Series A preferred limited partners' interest in net income	(9)	—
Net income allocable to limited partners	$12	$59
Net income per limited partner unit — basic and diluted	$0.08	$0.41
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(millions)
Net income	$63	$101
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1
Total other comprehensive income	—	1
Total comprehensive income	63	102
Total comprehensive income attributable to noncontrolling interests	(1)	—
Total comprehensive income attributable to partners	$62	$102
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(millions)
OPERATING ACTIVITIES:
Net income	$63	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94	94
Earnings from unconsolidated affiliates	(78)	(74)
Distributions from unconsolidated affiliates	91	76
Net unrealized losses (gains) on derivative instruments	29	(36)
Other, net	6	13
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	161	138
Inventories	17	8
Accounts payable	(151)	(144)
Other assets and liabilities	(110)	(32)
Net cash provided by operating activities	122	144
INVESTING ACTIVITIES:
Capital expenditures	(124)	(48)
Investments in unconsolidated affiliates, net	(60)	(20)
Proceeds from sale of assets	3	—
Net cash used in investing activities	(181)	(68)
FINANCING ACTIVITIES:
Proceeds from long-term debt	635	—
Payments of long-term debt	(535)	(195)
Net change in advances to predecessor from DCP Midstream, LLC	—	418
Distributions to limited partners and general partner	(194)	(121)
Distributions to noncontrolling interests	(1)	(2)
Other	—	(1)
Net cash (used in) provided by financing activities	(95)	99
Net change in cash and cash equivalents	(154)	175
Cash and cash equivalents, beginning of period	156	1
Cash and cash equivalents, end of period	$2	$176

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Limited Partners	Series A Preferred Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$6,772	$491	$154	$(9)	$30	$7,438
Cumulative-effect adjustment (see Note 3)	6	—	—	—	—	6
Net income	12	9	41	—	1	63
Distributions to limited partners and general partner	(111)	—	(83)	—	—	(194)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Balance, March 31, 2018	$6,679	$500	$112	$(9)	$30	$7,312
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2017	$4,220	$2,591	$18	$(8)	$32	$6,853
Net income	—	59	42	—	—	101
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	—	418	—	—	—	418
Acquisition of the DCP Midstream Business	(4,220)	—	—	—	—	(4,220)
Deficit purchase price	—	3,097	—	(2)	—	3,095
Issuance of 28,552,480 common units and 2,550,644 general partner units to DCP Midstream, LLC and affiliate	—	1,033	92	—	—	1,125
Distributions to limited partners and general partner	—	(90)	(31)	—	—	(121)
Distributions to noncontrolling interests	—	—	—	—	(2)	(2)
Balance, March 31, 2017	$—	$7,108	$121	$(9)	$30	$7,250

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of March 31, 2018, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

2. Update to Significant Accounting Policies

Our significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 (as defined below) are discussed below:

Revenue Recognition - Our operating revenues are primarily derived from the following activities:

•	sales of natural gas, NGLs and condensate;

•	services related to gathering, compressing, treating, and processing natural gas; and

•	services related to transportation and storage of natural gas and NGLs.

Sales of natural gas, NGLs and condensate - We sell our commodities to a variety of customers ranging from large, multi-national petrochemical and refining companies to regional retail propane distributors. We recognize revenue from commodity sales at the point in time when the product is delivered to the customer. Generally, the transaction price is determined at the time of each delivery as the uncertainty of commodity pricing is resolved. Customers usually pay monthly based on the products purchased that month.

Sales of natural gas, NGLs and condensate include physical sales contracts which qualify as financial derivative instruments, and buy-sell and exchange transactions which involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another as a single transaction on a combined net basis. Neither of these types of arrangements are contracts with customers within the scope of Topic 606.

Gathering, compressing, treating and processing natural gas - For natural gas gathering and processing activities, we receive either fees and/or a percentage of proceeds from commodity sales as payment for these services, depending on the type of contract. For gathering and processing agreements within the scope of Topic 606, we recognize the revenue associated with our services when the gas is gathered, treated or processed at our facilities. Under fee-based contracts, we receive a fee for our services based on throughput volumes. Under percent-of-proceeds contracts, we receive either an agreed upon percentage of the actual proceeds received from our sale of the residue natural gas and NGLs or an agreed upon percentage based on index related prices for the natural gas and NGLs. Our percent-of-proceeds contracts may also include a fee-based component.

Transportation and storage - Revenue from transportation and storage agreements is recognized based on contracted volumes transported and stored in the period the services are provided.

Our service contracts generally have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our service contracts encompasses a series of distinct services performed on discrete daily quantities of natural gas or NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of good or service over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of natural gas or NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided and the uncertainty is resolved. Customers usually pay monthly based on the services performed that month.

Purchase arrangements - Under purchase arrangements, we purchase natural gas at either the wellhead or the tailgate of a plant. These purchase arrangements represent an arrangement with a supplier and are recorded in “Purchases and related costs”. Often, we earn fees for services performed prior to taking control of the product in these arrangements and service revenue is recorded for these fees. Revenue generated from the sale of product obtained in these purchase arrangements are reported as “Sales of natural gas, NGLs and condensate” on the consolidated statements of operations and are recognized on a gross basis as we purchase and take control of the product prior to sale and are the principal in the transaction.

Practical expedients - We apply the practical expedients in Topic 606 and do not disclose information about transaction prices allocated to remaining performance obligations that have original expected durations of one year or less, nor do we disclose information about transaction prices allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs to construct certain connections to our operating assets. These agreements are typically entered into in contemplation with gathering and processing agreements and transportation agreements with customers, and are part of the consideration of the contract. We previously accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under Topic 606, we will record these payments as deferred revenue which will be amortized into revenue over the expected contract term.

3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. We adopted the ASU on January 1, 2018 and it has not had any impact on our condensed consolidated results of operations, cash flows and financial position.

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

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” We adopted this ASU on January 1, 2018 using the modified retrospective method for contracts that were not completed as of the date of adoption. Under this method, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We recognized the initial cumulative effect of applying this ASU as an adjustment to the opening balance of total partners’ equity.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in millions):

	Balance at December 31, 2017	Adjustments due to Topic 606	Balance at January 1, 2018
	(millions)
Balance Sheet
Assets
Investments in unconsolidated affiliates	$3,050	$7	$3,057
Property, plant and equipment, net	$8,983	$35	$9,018

Liabilities and Equity
Liabilities
Other long-term liabilities	$201	$36	$237

Equity
Limited partners	$6,772	$6	$6,778

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Aside from the adjustments to the opening condensed consolidated balance sheet noted above, the impact of adoption on our condensed consolidated balance sheet, and the total operating, financing or investing activities of our condensed consolidated statement of cash flows for the period ended March 31, 2018 was immaterial. In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations was as follows:

	Three Months Ended March 31, 2018
	As Reported	Effect of Change	Presentation Without Adoption of ASC 606
	(millions)
Statement of Operations
Operating revenues
Sales of natural gas, NGLs and condensate	$1,744	$31	1,775
Transportation, processing and other	$111	$40	151

Costs and expenses
Purchases and related costs	$1,604	$71	1,675

Net income	$63	$—	63

4. Revenue Recognition

We disaggregate our revenue from contracts with customers by type for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

Revenue by type was as follows:

	Three Months Ended March 31, 2018
	Gathering and Processing	Logistics and Marketing	Eliminations	Total
	(millions)
Sales of natural gas	$446	$553	$(419)	$580
Sales of NGLs and condensate (a)	740	1,456	(707)	1,489
Transportation, processing and other	97	14	—	111
Trading and marketing gains (losses), net (b)	3	(44)	—	(41)
Total operating revenues	$1,286	$1,979	$(1,126)	$2,139

(a)    Includes $793 million of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of Topic 606.

(b)   Not within the scope of Topic 606.

5. Contract Liabilities

Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheet.

The following table summarizes changes in contract liabilities included in our balance sheet:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

March 31,
2018
(millions)
Balance, beginning of period	$—
Cumulative effect of implementation of Topic 606	36
Revenue recognized (a)	—
Additions	—
Balance, end of period	$36
Current contract liabilities	—
Long-term contract liabilities	$36

(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.

The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over the next 35 years as of March 31, 2018.

6. Agreements and Transactions with Affiliates
DCP Midstream, LLC
Services Agreement and Other General and Administrative Charges
Under the Services and Employee Secondment Agreement (the “Services Agreement”), we are required to reimburse DCP Midstream, LLC for costs, expenses, and expenditures incurred or payments made on our behalf for general and administrative functions including, but not limited to, legal, accounting, compliance, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, benefit plan maintenance and administration, credit, payroll, internal audit, taxes and engineering, as well as salaries and benefits of seconded employees, insurance coverage and claims, capital expenditures, maintenance and repair costs and taxes. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for costs, expenses and expenditures incurred or payments made on our behalf. The following table summarizes employee related costs that were charged by DCP Midstream, LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$50	$50
General and administrative expense	$38	$31

Phillips 66 and its Affiliates

We sell a portion of our residue gas and NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. In addition, we purchase NGLs from CPChem. CPChem is owned 50% by Phillips 66, and is considered a related party. Approximately 20% of our NGL production was committed to Phillips 66 and CPChem as of March 31, 2018. The primary production commitment on certain contracts began a ratable wind down period in December 2014 which expires in January 2019. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.

Enbridge and its Affiliates

We sell NGLs to and purchase NGLs from Enbridge and its affiliates. We anticipate continuing to sell commodities to and purchase commodities from Enbridge and its affiliates in the ordinary course of business.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Unconsolidated Affiliates

We sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering and transportation services to other unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and provide services to unconsolidated affiliates in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2018	2017
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$302	$274
Purchases and related costs from affiliates	$10	$7
Operating and maintenance and general administrative expenses	$3	$1
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$12	$5
Purchases and related costs from affiliates	$10	$8
Operating and maintenance and general administrative expenses	$—	$1
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$11	$10
Transportation, processing, and other to affiliates	$1	$1
Purchases and related costs from affiliates	$145	$113

 We had balances with affiliates as follows:

	March 31, 2018	December 31, 2017
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$117	$156
Accounts payable	$9	$6
Enbridge (including its affiliates):
Accounts receivable	$8	$11
Accounts payable	$17	$9
Unconsolidated affiliates:
Accounts receivable	$17	$24
Accounts payable	$59	$53
Other assets	$4	$4
7. Inventories
Inventories were as follows:

	March 31, 2018	December 31, 2017
	(millions)
Natural gas	$18	$30
NGLs	33	38
Total inventories	$51	$68

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments during the three months ended March 31, 2018 and March 31, 2017, respectively.
8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2018	December 31, 2017
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,545	$8,473
Processing, storage and terminal facilities	35 — 60 Years	5,129	5,128
Other	3 — 30 Years	562	557
Construction work in progress		453	374
Property, plant and equipment		14,689	14,532
Accumulated depreciation		(5,649)	(5,549)
Property, plant and equipment, net		$9,040	$8,983
Interest capitalized on construction projects was $5 million and $1 million for the three months ended March 31, 2018 and 2017, respectively.
Depreciation expense was $92 million and $92 million for the three months ended March 31, 2018 and 2017, respectively.

9. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2018	December 31, 2017
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,675	$1,633
DCP Southern Hills Pipeline, LLC	66.67%	739	739
Discovery Producer Services LLC	40.00%	355	362
Front Range Pipeline LLC	33.33%	164	165
Texas Express Pipeline LLC	10.00%	87	90
Panola Pipeline Company, LLC	15.00%	23	24
Mont Belvieu Enterprise Fractionator	12.50%	24	23
Gulf Coast Express Pipeline LLC	25.00%	22	—
Mont Belvieu 1 Fractionator	20.00%	12	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,105	$3,050

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$48	$31
DCP Southern Hills Pipeline, LLC	13	11
Discovery Producer Services LLC	1	20
Front Range Pipeline LLC	5	4
Texas Express Pipeline LLC	2	2
Mont Belvieu Enterprise Fractionator	4	3
Mont Belvieu 1 Fractionator	4	1
Other	1	2
Total earnings from unconsolidated affiliates	$78	$74
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2018	2017
	(millions)
Statements of operations: (a)
Operating revenue	$334	$337
Operating expenses	$139	$148
Net income	$194	$188

	March 31, 2018	December 31, 2017
	(millions)
Balance sheets: (a)
Current assets	$338	$244
Long-term assets	5,418	5,319
Current liabilities	(209)	(196)
Long-term liabilities	(223)	(200)
Net assets	$5,324	$5,167
(a) In accordance with the Gulf Coast Express LLC ("GCX") joint venture agreement, earnings do not accrue to our interest until the construction of the pipeline is complete. Accordingly, we will not include activity related to Gulf Coast Express in the above tables until the period in which the construction is complete and earnings accrue to our interest.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

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
Three Months Ended March 31, 2018 and 2017 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Benefits
We offer certain eligible DCP Midstream, LLC executives the opportunity to participate in our DCP Midstream LP’s Non-Qualified Executive Deferred Compensation Plan, or the EDC Plan. All amounts contributed to and earned by the EDC Plan’s investments are held in a trust account, which is managed by a third-party service provider. The trust account is invested in short-term money market securities and mutual funds. These investments are recorded at fair value, with any changes in fair value being recorded as a gain or loss in our condensed consolidated statements of operations. Given that the value of the short-term money market securities and mutual funds are publicly traded and for which market prices are readily available, these investments are classified within Level 1.
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

The following table presents the financial instruments carried at fair value as of March 31, 2018 and December 31, 2017, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives (a)	$17	$5	$2	$24	$10	$17	$3	$30
Short-term investments (b)	$—	$—	$—	$—	$156	$—	$—	$156
Long-term assets:
Commodity derivatives (c)	$1	$—	$—	$1	$1	$1	$1	$3
Current liabilities:
Commodity derivatives (d)	$(45)	$(45)	$(6)	$(96)	$(29)	$(34)	$(13)	$(76)
Long-term liabilities:
Commodity derivatives (e)	$(2)	$(19)	$(3)	$(24)	$(3)	$(11)	$(1)	$(15)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as Transfers into or out of Level 1 and Level 2. During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended March 31, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized (losses) gains included in earnings (b)	—	(1)	4	(2)
Transfers out of Level 3 (c)	—	—	2	—
Settlements	(1)	—	1	—
Ending balance	$2	$—	$(6)	$(3)
Net unrealized (losses) gains on derivatives still held included in earnings (b)	$—	$(1)	$2	$(2)
Three months ended March 31, 2017 (a):
Beginning balance	$9	$5	$(23)	$—
Net unrealized gains (losses) included in earnings (b)	2	(3)	8	(3)
Settlements	(3)	—	7	—
Ending balance	$8	$2	$(8)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$2	$(2)	$8	$(3)

(a)	There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three months ended March 31, 2018 and 2017.

(b)	Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.

(c)	Amounts transferred out of Level 3 are reflected at fair value at the end of the period.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
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

	March 31, 2018
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$2	$0.27-$.78	Per gallon
Liabilities
NGLs	$(6)	$0.17-$1.42	Per gallon
Natural gas	$(3)	$1.84-$2.78	Per MMBtu
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2018 and December 31, 2017, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$4,835	$4,953	$4,736	$4,885
(a) Excludes unamortized issuance costs.
11. Debt

	March 31, 2018	December 31, 2017
	(millions)
Senior notes:
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	450	450
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 2.073%, as of March 31, 2018, due December 2022	100	—
Fair value adjustments related to interest rate swap fair value hedges (a)	22	23
Unamortized issuance costs	(27)	(29)
Unamortized discount	(12)	(12)
Total debt	4,808	4,707
Current maturities of long-term debt	450	—
Total long-term debt	$4,358	$4,707
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value of approximately
$22 million related to the swaps is being amortized as a reduction to interest expense through 2019, 2020 and 2030, the original maturity dates of the debt.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

The Credit Agreement allows for unrestricted cash and cash equivalents to be netted against consolidated indebtedness for purposes of calculating the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Agreement). Additionally, under the Credit Agreement, the Consolidated Leverage Ratio of the Partnership as of the end of any fiscal quarter shall not exceed: (a) 5.50 to 1.0 for the fiscal quarter ending March 31, 2018, (b) 5.25 to 1.0 for the fiscal quarter ending June 30, 2018, and (c) 5.00 to 1.0 for each fiscal quarter ending thereafter; provided that, if there is a Qualified Acquisition (as defined in the Credit Agreement) during any fiscal quarter ending June 30, 2018 or thereafter, the maximum Consolidated Leverage Ratio shall not exceed 5.50 to 1.0 at the end of the three consecutive fiscal quarters, including the fiscal quarter in which the Qualified Acquisition occurs.
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.45% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.45% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.30% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.4 billion revolving credit facility.
As of March 31, 2018, we had unused borrowing capacity of $1,275 million, net of $25 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,275 million as of March 31, 2018. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.

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

The maturities of our long-term debt are as follows:

Debt Maturities
(millions)
2018	$—
2019	775
2020	600
2021	500
2022	450
Thereafter	2,500
Total long-term debt	$4,825

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
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of March 31, 2018.

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
Three Months Ended March 31, 2018 and 2017 - (Continued)
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

Credit Risk

Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 20% of our NGL production was committed to Phillips 66 and CPChem as of March 31, 2018. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides acceptible security for payment
Contingent Credit Features
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of March 31, 2018, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of March 31, 2018, we had less than $1 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of March 31, 2018, we have not been required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of March 31, 2018, the net liability position would be offset by contracts in a net asset position.
Collateral
As of March 31, 2018, we had cash deposits of $114 million, included in collateral cash deposits in our condensed consolidated balance sheets, and letters of credit of $13 million with counterparties to secure our obligations to provide future services or to perform under financial contracts. Additionally, as of March 31, 2018, we held cash of $6 million, included in other current liabilities in our condensed consolidated balance sheet, related to cash postings by third parties and letters of credit of $67 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	March 31, 2018			December 31, 2017
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$25	$—	$25	$33	$—	$33
Liabilities:
Commodity derivatives	$(120)	$—	$(120)	$(91)	$—	$(91)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2018 and December 31, 2017.

Balance Sheet Line Item	March 31, 2018	December 31, 2017	Balance Sheet Line Item	March 31, 2018	December 31, 2017
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$24	$30	Unrealized losses on derivative instruments — current	$(96)	$(76)
Unrealized gains on derivative instruments — long-term	1	3	Unrealized losses on derivative instruments — long-term	(24)	(15)
Total	$25	$33	Total	$(120)	$(91)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2018:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(4)	$(6)	$1	$(9)
Net deferred (losses) gains in AOCI (ending balance)	$(4)	$(6)	$1	$(9)
(a)Relates to Discovery Producer Services, LLC (Discovery), an unconsolidated affiliate.

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2017:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Losses reclassified from AOCI to earnings — effective portion	1	—	—	1
Deficit purchase price under carrying value	(2)	—	—	(2)
Net deferred (losses) gains in AOCI (ending balance)	$(4)	$(6)	$1	$(9)

(a)	Relates to Discovery, an unconsolidated affiliate.
For the three months ended March 31, 2018 and 2017, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2018 and 2017, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2018	2017
	(millions)
Realized losses	$(12)	$(5)
Unrealized (losses) gains	(29)	36
Trading and marketing (losses) gains, net	$(41)	$31
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

	March 31, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net (Short) Long Position (MMBtu)
2018	(2,511,000)	(20,737,300)	(24,473,245)	(3,850,000)
2019	(650,000)	—	(3,240,167)	2,402,500
2020	—	—	231,548	3,660,000

	March 31, 2017
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2017	(1,004,000)	(48,928,700)	(16,786,124)	5,662,500
2018	(416,000)	50,000	(156,537)	3,192,500
2019	(40,000)	—	(2,203)	—
2020	(50,000)	—	240,000	—
13. Partnership Equity and Distributions
Common Units — During the three months ended March 31, 2018 and 2017, we issued no common units pursuant to our 2014 equity distribution agreement. As of March 31, 2018, approximately $750 million of common units remained available for sale pursuant to our at-the-market program.
General Partner Interest and Incentive Distribution Rights - During the three months ended March 31, 2018 and in conjunction with the quarterly distribution, the Partnership distributed $40 million of incentive distribution rights ("IDR") givebacks to the IDR holders that were previously withheld under the amended Partnership agreement during 2017.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

The following table presents our cash distributions paid in 2018 and 2017:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
February 14, 2018	$0.7800	$194
November 14, 2017	$0.7800	$155
August 14, 2017	$0.7800	$134
May 15, 2017	$0.7800	$135
February 14, 2017	$0.7800	$121
14. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per Limited Partner Unit ("LPU") is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of LPUs outstanding during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of potential dilutive units outstanding during the period using the two-class method. Potential dilutive units include outstanding awards under the Partnership's Long Term Incentive Plans.
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

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations (iii) state and federal regulatory officials regarding the emission of greenhouse gases, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

16. Business Segments

Our operations are organized into two reportable segments: (i) Gathering and Processing and (ii) Logistics and Marketing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2017 .

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

The following tables set forth our segment information:

Three Months Ended March 31, 2018:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,286	$1,979	$—	$(1,126)	$2,139
Gross margin (a)	$352	$18	$—	$—	$370
Operating and maintenance expense	(148)	(11)	(3)	—	(162)
Depreciation and amortization expense	(84)	(3)	(7)	—	(94)
General and administrative expense	(4)	(3)	(52)	—	(59)
Other (expense) income	(3)	1	—	—	(2)
Earnings from unconsolidated affiliates	1	77	—	—	78
Interest expense	—	—	(67)	—	(67)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$114	$79	$(130)	$—	$63
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$113	$79	$(130)	$—	$62

Non-cash derivative mark-to-market (b)	$14	$(43)	$—	$—	$(29)
Capital expenditures	$120	$1	$3	$—	$124
Investments in unconsolidated affiliates, net	$1	$59	$—	$—	$60

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

Three Months Ended March 31, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,359	$1,927	$—	$(1,165)	$2,121
Gross margin (a)	$376	$58	$—	$—	$434
Operating and maintenance expense	(153)	(9)	(5)	—	(167)
Depreciation and amortization expense	(85)	(4)	(5)	—	(94)
General and administrative expense	(6)	(3)	(53)	—	(62)
Other expense	—	(9)	(1)	—	(10)
Earnings from unconsolidated affiliates	20	54	—	—	74
Interest expense	—	—	(73)	—	(73)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$152	$87	$(138)	$—	$101
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to partners	$152	$87	$(138)	$—	$101

Non-cash derivative mark-to-market (b)	$31	$5	$—	$—	$36
Capital expenditures	$43	$1	$4	$—	$48
Investments in unconsolidated affiliates, net	$—	$20	$—	$—	$20

	March 31,	December 31,
	2018	2017
	(millions)
Segment long-term assets:
Gathering and Processing	$8,988	$8,943
Logistics and Marketing	3,416	3,348
Other (c)	254	265
Total long-term assets	12,658	12,556
Current assets	1,020	1,322
Total assets	$13,678	$13,878

(a)
Gross margin consists of total operating revenues, including commodity derivative activity, less purchases and related costs. Gross margin is viewed as a non-GAAP financial measure under the rules of the Securities and Exchange Commission ("SEC"), but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or net cash provided by operating activities as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

(b)	Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.

(c)	Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

17. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$84	$87
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$54	$46
Issuance of common and general partner units	$—	$1,125
Deficit purchase price	$—	$3,097

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$—	$2
Accounts receivable, net	—	—	819	—	819
Inventories	—	—	51	—	51
Other	—	—	148	—	148
Total current assets	—	—	1,020	—	1,020
Property, plant and equipment, net	—	—	9,040	—	9,040
Goodwill and intangible assets, net	—	—	335	—	335
Advances receivable — consolidated subsidiaries	2,701	1,785	—	(4,486)	—
Investments in consolidated subsidiaries	4,581	7,657	—	(12,238)	—
Investments in unconsolidated affiliates	—	—	3,105	—	3,105
Other long-term assets	—	—	178	—	178
Total assets	$7,282	$9,442	$13,678	$(16,724)	$13,678
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$53	$1,220	$—	$1,273
Current maturities of long-term debt	—	450	—	—	450
Advances payable — consolidated subsidiaries	—	—	4,486	(4,486)	—
Long-term debt	—	4,358	—	—	4,358
Other long-term liabilities	—	—	285	—	285
Total liabilities	—	4,861	5,991	(4,486)	6,366
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,282	4,585	7,662	(12,238)	7,291
Accumulated other comprehensive loss	—	(4)	(5)	—	(9)
Total partners’ equity	7,282	4,581	7,657	(12,238)	7,282
Noncontrolling interests	—	—	30	—	30
Total equity	7,282	4,581	7,687	(12,238)	7,312
Total liabilities and equity	$7,282	$9,442	$13,678	$(16,724)	$13,678

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$2,069	$—	$2,069
Transportation, processing and other	—	—	111	—	111
Trading and marketing losses, net	—	—	(41)	—	(41)
Total operating revenues	—	—	2,139	—	2,139
Operating costs and expenses:
Purchases and related costs	—	—	1,769	—	1,769
Operating and maintenance expense	—	—	162	—	162
Depreciation and amortization expense	—	—	94	—	94
General and administrative expense	—	—	59	—	59
Other expense, net	—	—	2	—	2
Total operating costs and expenses	—	—	2,086	—	2,086
Operating income	—	—	53	—	53
Interest expense, net	—	(67)	—	—	(67)
Income from consolidated subsidiaries	62	129	—	(191)	—
Earnings from unconsolidated affiliates	—	—	78	—	78
Income before income taxes	62	62	131	(191)	64
Income tax expense	—	—	(1)	—	(1)
Net income	62	62	130	(191)	63
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$62	$62	$129	$(191)	$62

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$62	$62	$130	$(191)	$63
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	62	62	130	(191)	63
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$62	$62	$129	$(191)	$62

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,933	$—	$1,933
Transportation, processing and other	—	—	157	—	157
Trading and marketing losses, net	—	—	31	—	31
Total operating revenues	—	—	2,121	—	2,121
Operating costs and expenses:
Purchases and related costs	—	—	1,687	—	1,687
Operating and maintenance expense	—	—	167	—	167
Depreciation and amortization expense	—	—	94	—	94
General and administrative expense	—	—	62	—	62
Other expense	—	—	10	—	10
Total operating costs and expenses	—	—	2,020	—	2,020
Operating income	—	—	101	—	101
Interest expense, net	—	(73)	—	—	(73)
Income from consolidated subsidiaries	101	174	—	(275)	—
Earnings from unconsolidated affiliates	—	—	74	—	74
Income before income taxes	101	101	175	(275)	102
Income tax expense	—	—	(1)	—	(1)
Net income	101	101	174	(275)	101
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to partners	$101	$101	$174	$(275)	$101

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$101	$101	$174	$(275)	$101
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	102	102	174	(276)	102
Total comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income attributable to partners	$102	$102	$174	$(276)	$102

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(84)	$206	$—	$122
INVESTING ACTIVITIES:
Intercompany transfers	194	(171)	—	(23)	—
Capital expenditures	—	—	(124)	—	(124)
Investments in unconsolidated affiliates	—	—	(60)	—	(60)
Proceeds from sale of assets	—	—	3	—	3
Net cash provided by (used in) investing activities	194	(171)	(181)	(23)	(181)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(23)	23	—
Proceeds from long-term debt	—	635	—	—	635
Payments of long-term debt	—	(535)	—	—	(535)
Distributions to limited partners and general partner	(194)	—	—	—	(194)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Net cash (used in) provided by financing activities	(194)	100	(24)	23	(95)
Net change in cash and cash equivalents	—	(155)	1	—	(154)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(87)	$231	$—	$144
INVESTING ACTIVITIES:
Intercompany transfers	121	458	—	(579)	—
Capital expenditures	—	—	(48)	—	(48)
Investments in unconsolidated affiliates, net	—	—	(20)	—	(20)
Net cash provided by (used in) investing activities	121	458	(68)	(579)	(68)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(579)	579	—
Payments of long-term debt	—	(195)	—	—	(195)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(121)	—	—	—	(121)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Other	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(121)	(196)	(163)	579	99
Net change in cash and cash equivalents	—	175	—	—	175
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$175	$1	$—	$176

19. Subsequent Events
On April 24, 2018, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on May 15, 2018 to unitholders of record on May 8, 2018.
On the same date, we announced that the board of directors of the General Partner declared a quarterly distribution on our Preferred Series A units of $41.9965 per Preferred Series A unit. The distribution will be paid on June 15, 2018 to unitholders of record on June 1, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Our business is impacted by commodity prices and volumes. We mitigate a portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program, in which we hedge commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk", we have sensitivities to certain cash and non-cash changes in commodity prices. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity.
In the long-term, our belief is that commodity prices will continue to be at levels which support growth in crude, condensate, natural gas, and NGL production. We expect future commodity prices will be influenced by the severity of winter and summer weather, tariffs and other global economic conditions, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building, expanding and converting facilities to use lighter NGL-based feedstocks, including ethane in their chemical plants. We believe this will cause increased demand over time, which should provide support for the increasing supply of ethane. As these facilities commence operations, ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, nine have investment grade credit ratings while the remainder do not.
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

Some of our growth projects include the following:

•
Within our Gathering and Processing Segment, we are constructing a 200 MMcf/d natural gas processing plant, the Mewbourn 3 plant, and further expanding our Grand Parkway gathering system, both of which are located in the DJ Basin and expected to be in service in August 2018.

•
Our 200 MMcf/d O'Connor 2 plant and associated gathering infrastructure, located in the DJ Basin, is also approved and expected to be in service in the second quarter of 2019. We are further expanding capacity at O'Connor 2 by an additional 100 MMcf/d by placing additional plant bypass infrastructure in service. Engineering and permitting are underway, and we are purchasing equipment for the construction of the plant.

•	We approved the construction of Plant 12, a 1.0 Bcf/d natural gas processing plant in the DJ Basin. Plant 12 and associated gathering infrastructure is expected to be in service in 2020.

•
We are extending the Southern Hills pipeline into the DJ Basin via the White Cliffs pipeline, adding 90 MBls/d out of the DJ Basin, expandable to 120 MBls/d. Expected completion is in the fourth quarter of 2019.

•
We are participating in the Front Range 100 MBls/d and Texas Express 90 MBls/d expansions adding NGL takeaway from the DJ Basin. Both expansions are expected to go into service in the second quarter of 2019. We own 33% of Front Range and 10% of Texas Express.

•
Within our Logistics and Marketing segment, we increased capacity of our Sand Hills pipeline from 365 MBbls/d to 400 MBbls/d through operational optimization with no incremental capital. Further expansion on Sand Hills includes a partial looping of the pipeline and the addition of pump stations. This expansion is expected to be in service by the end of this year. Capacity is expected to increase 25 MBbls/d to 425 MBbls/d by the end of Q3 2018 and then ramp up to 485 MBbls/d by the end of 2018.

•
We have a 25% interest in the joint development of the Gulf Coast Express pipeline project, or the "GCX project". The approximately $1.75 billion GCX project is designed to transport approximately 2 Bcf/d of natural gas, and is close to fully subscribed. The natural gas takeaway pipeline is expected to be in service in the fourth quarter of 2019.

•
We are jointly developing the Cheyenne Connector pipeline (“Cheyenne Connector”) with Tallgrass Energy Partners, LP (operator), and Western Gas Partners, LP and hold an option to invest in this project at a later date. Cheyenne Connector will provide gas takeaway for the DJ Basin, connecting to the Rockies Express Pipeline's Cheyenne Hub where it can then be delivered to numerous demand markets across the country. It will have an initial capacity of at least 600 MMcf/day and is expected to be in service in the third quarter of 2019, subject to certain conditions, including required approvals from the Federal Energy Regulatory Commission.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2018 plan includes maintenance capital expenditures of between $100 million and $120 million, and expansion capital expenditures between $650 million and $750 million associated with approved projects. Expansion capital expenditures include the construction of the O'Connor 2 plant and Mewbourn 3 plant in our DJ Basin system, as well as the capacity expansion of the Sand Hills pipeline and the construction of the Gulf Coast Express pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
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
For an in-depth discussion of factors that may significantly affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Significantly Affect Our Results” included as Item 7 in our current report on the December 31, 2017 Form 10-K.
Recent Events
On March 15, 2018, FERC announced a revised policy prohibiting FERC-jurisdictional natural gas and liquids pipelines owned by master limited partnerships from including an allowance for income taxes in the cost of service used to calculate tariff rates. We do not expect these FERC policy revisions to have a material impact on our results of operations, financial position or cash flows.
We announced a quarterly distribution of $0.78 per common unit for the first quarter of 2018. This distribution per common unit remains unchanged from the previous quarter and the first quarter of 2017.
We announced a quarterly distribution of $41.9965 per Preferred Series A limited partnership unit for the first half of 2018.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three months ended March 31, 2018 and 2017. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2018 vs. 2017
	2018	2017	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Gathering and Processing	$1,286	$1,359	$(73)	(5)%
Logistics and Marketing	1,979	1,927	52	3%
Inter-segment eliminations	(1,126)	(1,165)	39	3%
Total operating revenues	2,139	2,121	18	1%
Purchases and related costs
Gathering and Processing	(934)	(983)	(49)	(5)%
Logistics and Marketing	(1,961)	(1,869)	92	5%
Inter-segment eliminations	1,126	1,165	39	3%
Total purchases	(1,769)	(1,687)	82	5%
Operating and maintenance expense	(162)	(167)	(5)	(3)%
Depreciation and amortization expense	(94)	(94)	—	—%
General and administrative expense	(59)	(62)	(3)	(5)%
Other expense, net	(2)	(10)	8	*
Earnings from unconsolidated affiliates (b)	78	74	4	5%
Interest expense	(67)	(73)	(6)	(8)%
Income tax expense	(1)	(1)	—	—%
Net income attributable to noncontrolling interests	(1)	—	1	*
Net income attributable to partners	$62	$101	$(39)	*
Other data:
Gross margin (c):
Gathering and Processing	$352	$376	$(24)	(6)%
Logistics and Marketing	18	58	(40)	(69)%
Total gross margin	$370	$434	$(64)	(15)%

Non-cash commodity derivative mark-to-market	$(29)	$36	$(65)	*
Natural gas wellhead (MMcf/d) (d)	4,467	4,580	(113)	(2)%
NGL gross production (MBbls/d) (d)	384	352	32	9%
NGL pipelines throughput (MBbls/d) (d)	519	427	92	22%

* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains (losses), net.

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

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Total Operating Revenues — Total operating revenues increased $18 million in 2018 compared to 2017 primarily as a result of the following:

•
$52 million increase for our Logistics and Marketing segment primarily due to higher NGL and crude prices, partially offset by unfavorable commodity derivative activity, lower gas and NGL sales volumes which impacts both sales and purchases and the implementation of ASC 606;

•
$39 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower gas and NGL sales volumes and lower natural gas prices and the implementation of ASC 606;

These increases were partially offset by:

•
$73 million decrease for our Gathering and Processing segment due to the sale of our Douglas gathering system in June 2017, a producer settlement in our North region, lower natural gas prices, lower gas and NGL sales volumes across certain regions due to weather impacting operations and other operational factors impacting both sales and purchases, unfavorable commodity derivative activity and the implementation of ASC 606. These decreases were partially offset by higher gas and NGL sales volumes due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and better operational performance in our Midcontinent region.

Total Purchases — Total purchases increased $82 million in 2018 compared to 2017 primarily as a result of the following:

•	$92 million increase for our Logistics and Marketing segment for the reasons discussed above;

•
$39 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower gas and NGL sales volumes and lower natural gas prices and the implementation of ASC 606;

These increases were partially offset by:

•	$49 million decrease for our Gathering and Processing segment for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2018 compared to 2017 primarily as a result of decreased base operating costs resulting from cost savings initiatives and the sale of our Douglas gathering system in June 2017.
General and Administrative Expense - General and administrative expense decreased in 2018 compared to 2017, primarily as a result of cost savings initiatives.
Other expense — Other expense in 2018 primarily represents the write-off of property, plant and equipment associated with asset rationalization. Other expense in 2017 primarily represents the write-off of property, plant and equipment associated with the expiration of a lease.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment partially offset by a decrease from Discovery in our Gathering and Processing segment primarily due to lower production volumes from two offshore wells at Discovery. We expect continued volume declines from these wells to impact future earnings.
Interest Expense - Interest expense decreased in 2018 compared to 2017 as a result of higher capitalized interest and lower average outstanding debt balances.

Net Income Attributable to Partners — Net income attributable to partners decreased in 2018 compared to 2017 for the reasons discussed above.
Gross Margin — Gross margin decreased $64 million in 2018 compared to 2017 primarily as a result of the following:

•
$40 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity, lower margins on wholesale propane and the expiration of a contract and lower NGL marketing margins, partially offset by higher gas marketing due to favorable commodity spreads.

•
$24 million decrease for our Gathering and Processing segment primarily related to unfavorable commodity derivative activity, the sale of our Douglas gathering system in June 2017, a producer settlement in 2017 in our North region and lower volumes across certain regions due to weather impacting operations and other operational factors. These decreases were partially offset by increased volume from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region and better operational performance in the Midcontinent region.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2018	2017
	(Millions)
DCP Sand Hills Pipeline, LLC	$48	$31
DCP Southern Hills Pipeline, LLC	13	11
Front Range Pipeline LLC	5	4
Texas Express Pipeline LLC	2	2
Mont Belvieu Enterprise Fractionator	4	3
Mont Belvieu 1 Fractionator	4	1
Discovery Producer Services LLC	1	20
Other	1	2
Total earnings from unconsolidated affiliates	$78	$74
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2018	2017
	(Millions)
DCP Sand Hills Pipeline, LLC	$49	$27
DCP Southern Hills Pipeline, LLC	16	12
Front Range Pipeline LLC	6	2
Texas Express Pipeline LLC	5	3
Mont Belvieu Enterprise Fractionator	3	4
Mont Belvieu 1 Fractionator	3	1
Discovery Producer Services LLC	8	25
Other	1	2
Total distributions from unconsolidated affiliates	$91	$76

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended March 31, 2018
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,260	1,206	85
Permian	15	16,500	1,390	872	102
Midcontinent	12	29,000	1,765	1,194	102
South	20	7,500	3,295	1,195	95
Total	60	57,000	7,710	4,467	384

(a)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2018 vs. 2017
	2018	2017	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,186	$1,197	$(11)	(1)%
Transportation, processing and other	97	140	(43)	(31)%
Trading and marketing gains, net	3	22	(19)	*
Total operating revenues	1,286	1,359	(73)	(5)%
Purchases and related costs	(934)	(983)	(49)	(5)%
Operating and maintenance expense	(148)	(153)	(5)	(3)%
Depreciation and amortization expense	(84)	(85)	(1)	(1)%
General and administrative expense	(4)	(6)	(2)	(33)%
Other expense, net	(3)	—	(3)	*
Earnings from unconsolidated affiliates (a)	1	20	(19)	(95)%
Segment net income	114	152	(38)	(25)%
Segment net income attributable to noncontrolling interests	(1)	—	1	*
Segment net income attributable to partners	$113	$152	$(39)	(26)%
Other data:
Segment gross margin (b)	$352	$376	$(24)	(6)%
Non-cash commodity derivative mark-to-market	$14	$31	$(17)	(55)%
Natural gas wellhead (MMcf/d) (c)	4,467	4,580	(113)	(2)%
NGL gross production (MBbls/d) (c)	384	352	32	9%
_____________
* Percentage change is not meaningful.

(a)
Earnings from unconsolidated affiliates includes our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)	Segment gross margin consists of total operating revenues, less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Total Operating Revenues — Total operating revenues decreased $73 million in 2018 compared to 2017, primarily as a result of the following:

•	$43 million decrease in transportation, processing and other primarily related to the implementation of ASC 606;

•	$35 million decrease attributable to lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity;

•	$19 million decrease primarily as a result of lower volumes across certain regions due to weather impacting operations and other operational factors; and

•
$19 million decrease as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative gains of $17 million and a $2 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

These decreases were partially offset by:

•
$43 million increase primarily as a result of higher volumes due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and better operational performance in our Midcontinent region, partially offset by the sale of our Douglas gathering system in June 2017, a producer settlement in our North region and $31 million due to the implementation of ASC 606;

Purchases and Related Costs — Purchases and related costs decreased $49 million in 2018 compared to 2017 as a result of decreased gas and NGL sales volumes in certain regions and lower natural gas prices, partially offset by higher volumes in our South and North regions.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2018 compared to 2017 primarily as a result of decreased base operating costs resulting from cost savings initiatives and the sale of our Douglas gathering system in June 2017 in our North region.
General and Administrative Expense — General and administrative expense decreased in 2018 compared to 2017 primarily as a result of cost savings initiatives.
Other Expense — Other expense in 2018 represents the write-off of property, plant and equipment associated with asset rationalization.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2018 compared to 2017 primarily due to lower production volumes from two offshore wells at Discovery. We expect continued volume declines from these wells to impact future earnings.
Segment Gross Margin — Segment gross margin decreased $24 million in 2018 compared to 2017, primarily as a result of the following:

•	$19 million decrease as a result of commodity derivative activity as discussed above;

•	$18 million decrease primarily as a result of the sale of our Douglas gathering system in June 2017 and a producer settlement in our North region; and

•	$9 million decrease primarily as a result of lower volumes across certain regions due to weather impacting operations and other operational factors;
These decreases were partially offset by:

•
$21 million increase as a result of increased volume from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region and better operational performance in the Midcontinent region; and

•	$1 million increase as a result of higher commodity prices.

Total Wellhead — Natural gas wellhead decreased in 2018 compared to 2017 reflecting lower volumes primarily from (i) lower volumes associated with weather impacts within certain regions and (ii) the sale of our Douglas gathering system within our North region, partially offset by (iii) general volume increases due to maximizing capacity utilization and growth projects within the North region and (iv) general volume increases due to increased drilling activity in the South region.
NGL Gross Production — NGL gross production increased in 2018 compared to 2017 primarily as a result of (i) ethane recoveries in the Midcontinent and Permian regions, and (ii) general volume increases due to increased drilling activity in the South region.
Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended March 31, 2018
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,300	—	252	239	—
Southern Hills pipeline	950	—	117	75	—
Front Range pipeline	450	—	50	38	—
Texas Express pipeline	600	—	28	15	—
Other NGL pipelines (a)	1,200	—	241	152	—
Mont Belvieu fractionators	—	2	60	—	62
Total	4,500	2	748	519	62

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2018 vs. 2017
	2018	2017	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas and NGLs	$2,009	$1,901	$108	6%
Transportation, processing and other	14	17	(3)	(18)%
Trading and marketing (losses) gains, net	(44)	9	(53)	*
Total operating revenues	1,979	1,927	52	3%
Purchases and related costs	(1,961)	(1,869)	92	5%
Operating and maintenance expense	(11)	(9)	2	22%
Depreciation and amortization expense	(3)	(4)	(1)	(25)%
General and administrative expense	(3)	(3)	—	—%
Other income (expense)	1	(9)	(10)	*
Earnings from unconsolidated affiliates (a)	77	54	23	43%
Segment net income attributable to partners	$79	$87	$(8)	(9)%
Other data:
Segment gross margin (b)	$18	$58	$(40)	(69)%
Non-cash commodity derivative mark-to-market	$(43)	$5	$(48)	*
NGL pipelines throughput (MBbls/d) (c)	519	427	92	22%

(a)
Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Total Operating Revenues — Total operating revenues increased $52 million in 2018 compared to 2017, primarily as a result of the following:

•	$110 million increase as a result of higher NGL and crude prices, which impacted both sales and purchases, before the impact of derivative activity;
These increases were partially offset by:

•
$53 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $48 million and a $5 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

•	$3 million decrease in transportation, processing and other primarily related to the expiration of a commercial arrangement in our wholesale propane business, and;

•	$2 million decrease attributable to lower gas and NGL sales volumes, which impacted both sales and purchases, and the implementation of ASC 606.
Purchases and related costs — Purchases and related costs increased $92 million in 2018 compared to 2017, primarily as a result of higher NGL and crude prices, partially offset by lower gas and NGL sales volumes and the implementation of ASC 606.
Other Income (Expense) — Other expense in 2017 represents the write-off of property, plant and equipment associated with the expiration of a lease.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions.
Segment Gross Margin — Segment gross margin decreased $40 million in 2018 compared to 2017, primarily as a result of the following:

•	$53 million decrease as a result of commodity derivative activity discussed above;

•	$4 million decrease as a result of lower margins and the expiration of a commercial arrangement in our wholesale propane business, and;

•	$1 million decrease as a result of lower NGL marketing margins;
These decreases are partially offset by;

•	$18 million increase in gas marketing due to favorable commodity spreads.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions on the Sand Hills pipeline.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Credit Agreement;

•	proceeds from asset rationalization;

•	debt offerings;

•	issuances of additional common units, preferred units or other securities;

•	borrowings under term loans or other credit facilities; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our common unitholders and General Partner, and semiannual distributions to our preferred unitholders;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
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
Credit Agreement — As of March 31, 2018, we had $100 million of outstanding borrowings on the revolving credit facility under the Credit Agreement. We had unused borrowing capacity of $1,275 million, net of $25 million of letters of credit, under the Credit Agreement and the financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by this amount as of March 31, 2018. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of May 4, 2018, we had approximately $1,060 million of unused borrowing capacity under the Credit Agreement, net of outstanding borrowings of $315 million on the revolving credit facility and $25 million of letters of credit.
Issuance of Units — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. During the three months ended March 31, 2018, we issued no securities under this registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the three months ended March 31, 2018, we issued no common units pursuant to this registration statement, and $750 million remained available for future sales.

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
We had working capital deficits of $703 million and $166 million as of March 31, 2018 and December 31, 2017, respectively. The change in working capital is primarily attributable to current maturities of long-term debt. We had a net derivative working capital deficit of $72 million and $46 million as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018, we had $2 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2018	2017
	(millions)
Net cash provided by operating activities	$122	$144
Net cash used in investing activities	$(181)	$(68)
Net cash (used in) provided by financing activities	$(95)	$99
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Operating Activities - Net cash provided by operating activities decreased $22 million in 2018 compared to the same period in 2017. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. In addition, we received $11 million more of cash distributions in excess of earnings from unconsolidated affiliates during the three months ended March 31, 2018 compared to the same period in 2017. For additional information regarding fluctuations in our earnings from unconsolidated affiliates, please read "Results of Operations".
Investing Activities - Net cash used in investing activities increased $113 million in 2018 compared to the same period in 2017 primarily as a result of higher capital expenditures used for construction of the Mewbourn 3 plant, and O'Connor plant. and higher investments in unconsolidated affiliates for the capacity expansion of the Sand Hills pipeline and investment in Gulf Coast Express.

Financing Activities - Net cash used in financing activities increased $194 million in 2018 compared to the same period in 2017 primarily as a result of higher distributions paid to limited partners and the general partner due to a higher number of outstanding common units and general partner units following our acquisition of the DCP Midstream business in 2017 partially offset by net proceeds from long-term debt. We also received cash from the acquisition of the DCP Midstream business in 2017.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2018 plan includes maintenance capital expenditures of between $100 million and $120 million, and expansion capital expenditures between $650 million and $750 million associated with approved projects. Expansion capital expenditures include the construction of the Mewbourn 3 plant, and O'Connor 2 expansion in our DJ Basin system, and the capacity expansions of the Sand Hills pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$23	$101	$124	$15	$35	$50
Noncontrolling interest portion and reimbursable projects (a)	(1)	1	—	2	(4)	(2)
Total	$22	$102	$124	$17	$31	$48

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $60 million and $20 million during the three months ended March 31, 2018 and 2017, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $194 million and $121 million during the three months ended March 31, 2018 and 2017, respectively. Distributions paid during the three months ended March 31, 2018 reflect the distribution of $40 million of IDR givebacks to the IDR holders, in conjunction with the quarterly distribution, that were previously withheld in 2017 under the amended Partnership Agreement. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves. During the three months ended March 31, 2018, no IDR giveback was withheld from the distribution declared.

In accordance with our amended Partnership Agreement, common distributions declared were $155 million, and semiannual preferred distributions declared were $21 million for the three months ended March 31, 2018. We expect to continue to use cash provided by operating activities for the payment of distributions to our common and preferred unitholders, and general partner.

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of March 31, 2018, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$7,818	$724	$1,340	$1,684	$4,070
Operating lease obligations	154	36	61	33	24
Purchase obligations (b)	4,236	1,140	1,121	925	1,050
Other long-term liabilities (c)	145	—	16	18	111
Total	$12,353	$1,900	$2,538	$2,660	$5,255

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $274 million, $415 million, $334 million, and $2,070 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of March 31, 2018. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities, and other miscellaneous liabilities recognized in the March 31, 2018 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $31 million of Executive Deferred Compensation Plan contributions and $6 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of March 31, 2018, we had no items that were classified as off-balance sheet obligations.

Reconciliation of Non-GAAP Measures
Gross Margin and Segment Gross Margin — In addition to net income, we view our gross margin as an important performance measure of the core profitability of our operations. We review our gross margin monthly for consistency and trend analysis.
We define gross margin as total operating revenues, less purchases and related costs, and we define segment gross margin for each segment as total operating revenues for that segment less commodity purchases for that segment. Our gross margin equals the sum of our segment gross margins. Gross margin and segment gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, gross margin and segment gross margin should not be considered an alternative to, or more meaningful than, operating revenues, net income or loss, net income or loss attributable to partners, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP.
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
Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income or loss, net income or loss attributable to partners, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance, liquidity or ability to service debt obligations.
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2018	2017
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$62	$101
Interest expense	67	73
Income tax expense	1	1
Operating and maintenance expense	162	167
Depreciation and amortization expense	94	94
General and administrative expense	59	62
Other expense, net	2	10
Earnings from unconsolidated affiliates	(78)	(74)
Net income attributable to noncontrolling interests	1	—
Gross margin	$370	$434
Non-cash commodity derivative mark-to-market (a)	$(29)	$36

Reconciliation of segment net income attributable to partners to segment gross margin:

Gathering and Processing segment:
Segment net income attributable to partners	$113	$152
Operating and maintenance expense	148	153
Depreciation and amortization expense	84	85
General and administrative expense	4	6
Other expense, net	3	—
Earnings from unconsolidated affiliates	(1)	(20)
Net income attributable to noncontrolling interests	1	—
Segment gross margin	$352	$376
Non-cash commodity derivative mark-to-market (a)	$14	$31

Logistics and Marketing segment:
Segment net income attributable to partners	$79	$87
Operating and maintenance expense	11	9
Depreciation and amortization expense	3	4
General and administrative expense	3	3
Other (income) expense, net	(1)	9
Earnings from unconsolidated affiliates	(77)	(54)
Segment gross margin	$18	$58
Non-cash commodity derivative mark-to-market (a)	$(43)	$5

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended March 31,
	2018	2017
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Gathering and Processing segment:
Segment net income attributable to partners	$113	$152
Non-cash commodity derivative mark-to-market	(14)	(31)
Depreciation and amortization expense, net of noncontrolling interest	84	85
Distributions from unconsolidated affiliates, net of earnings	8	5
Other expense	3	—
Adjusted segment EBITDA	$194	$211
Logistics and Marketing segment:
Segment net income attributable to partners (a)	$79	$87
Non-cash commodity derivative mark-to-market	43	(5)
Depreciation and amortization expense, net of noncontrolling interest	3	4
Distributions from unconsolidated affiliates, net of earnings	5	(3)
Other (income) expense	(1)	9
Adjusted segment EBITDA	$129	$92

(a)	There were lower of cost or market adjustments for the three months ended March 31, 2018 and 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of updates to significant accounting policies discussed in Note 2 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2018 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of May 4, 2018 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
April 2018 — December 2018	NGLs	(22,029) Bbls/d (c)	Mt.Belvieu (b)	$.29-$.98/Gal
January 2019 — September 2019	NGLs	(2,695) Bbls/d (c)	Mt.Belvieu (b)	$.69-$.80/Gal
April 2018 — February 2019	Crude Oil	(9,595) Bbls/d (c)	NYMEX crude oil futures (a)	$51.26-$67.70/Bbl
March 2019 — February 2020	Crude Oil	(2,063) Bbls/d (c)	NYMEX crude oil futures (a)	$57.12-$64.20/Bbl

(a)	Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract.

(b)	NYMEX final settlement price for natural gas futures contracts.

(c)	The average monthly OPIS price for Mt. Belvieu TET/Non-TET.

(d)	Average Bbls/d per time period.
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2018:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

March 31 2018	Natural Gas	6,722,353	MMBtu	$18	$2.71/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

April 2018-October 2018	Natural Gas	(23,885,000)	MMBtu	$1	$2.63-$2.97/MMBtu
April 2018-October 2018	Natural Gas	14,590,000	MMBtu	$—	$2.59-$2.96/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities,” included in Note 19 in the 2017 audited consolidated financial statements and notes thereto included as Note 19 of Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 15 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6. Exhibits, Financial Statement Schedules

Exhibit Number		Description
3.1	*
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
101
Financial statements from the Annual Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 8, 2018	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)