Form 10-Q
period 2018-06-30
DCP Midstream, LP
filed 2018-08-08
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 3, 2018, there were 143,309,828 common units representing limited partner interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

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

PART I
Item 1. Financial Statements (Unaudited)
DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$4	$156
Accounts receivable:
Trade, net of allowance for doubtful accounts of $6 and $8 million, respectively	824	773
Affiliates	189	191
Other	16	17
Inventories	47	68
Unrealized gains on derivative instruments	45	30
Collateral cash deposits	138	75
Other	19	12
Total current assets	1,282	1,322
Property, plant and equipment, net	9,080	8,983
Goodwill	231	231
Intangible assets, net	101	106
Investments in unconsolidated affiliates	3,165	3,050
Unrealized gains on derivative instruments	8	3
Other long-term assets	174	183
Total assets	$14,041	$13,878
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$968	$989
Affiliates	112	68
Other	27	19
Current maturities of long-term debt	325	—
Unrealized losses on derivative instruments	141	76
Accrued interest	71	71
Accrued taxes	60	58
Accrued wages and benefits	42	65
Capital spending accrual	33	39
Other	108	103
Total current liabilities	1,887	1,488
Long-term debt	4,510	4,707
Unrealized losses on derivative instruments	29	15
Deferred income taxes	29	29
Other long-term liabilities	233	201
Total liabilities	6,688	6,440
Commitments and contingent liabilities (see note 14)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	488	491
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	157	—
General partner	109	154
Limited partners (143,309,828 and 143,309,828 common units authorized, issued and outstanding, respectively)	6,577	6,772
Accumulated other comprehensive loss	(8)	(9)
Total partners’ equity	7,323	7,408
Noncontrolling interests	30	30
Total equity	7,353	7,438
Total liabilities and equity	$14,041	$13,878

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,849	$1,494	$3,593	$3,138
Sales of natural gas, NGLs and condensate to affiliates	408	278	733	567
Transportation, processing and other	127	155	238	312
Trading and marketing (losses) gains, net	(67)	22	(108)	53
Total operating revenues	2,317	1,949	4,456	4,070
Operating costs and expenses:
Purchases and related costs	1,703	1,419	3,307	2,978
Purchases and related costs from affiliates	225	138	390	266
Operating and maintenance expense	185	178	347	345
Depreciation and amortization expense	97	94	191	188
General and administrative expense	70	71	129	133
Other expense, net	3	5	5	15
Gain on sale of assets, net	—	(34)	—	(34)
Total operating costs and expenses	2,283	1,871	4,369	3,891
Operating income	34	78	87	179
Earnings from unconsolidated affiliates	96	86	174	160
Interest expense, net	(67)	(73)	(134)	(146)
Income before income taxes	63	91	127	193
Income tax expense	(1)	(2)	(2)	(3)
Net income	62	89	125	190
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Net income attributable to partners	61	88	123	189
Series A preferred limited partners' interest in net income	(9)	—	(18)	—
Series B preferred limited partners' interest in net income	(2)	—	(2)	—
General partner’s interest in net income	(40)	(41)	(81)	(83)
Net income allocable to limited partners	$10	$47	$22	$106
Net income per limited partner unit — basic and diluted	$0.07	$0.33	$0.15	$0.74
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3	143.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Net income	$62	$89	$125	$190
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	—	1	1
Total other comprehensive income	1	—	1	1
Total comprehensive income	63	89	126	191
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(1)
Total comprehensive income attributable to partners	$62	$88	$124	$190
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(millions)
OPERATING ACTIVITIES:
Net income	$125	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	191	188
Earnings from unconsolidated affiliates	(174)	(160)
Distributions from unconsolidated affiliates	193	177
Net unrealized losses (gains) on derivative instruments	66	(60)
Gain on sale of assets, net	—	(34)
Other, net	9	21
Change in operating assets and liabilities, which provided (used) cash, net of effects of acquisitions:
Accounts receivable	(50)	98
Inventories	21	21
Accounts payable	42	(137)
Other assets and liabilities	(92)	56
Net cash provided by operating activities	331	360
INVESTING ACTIVITIES:
Capital expenditures	(268)	(159)
Investments in unconsolidated affiliates, net	(126)	(41)
Proceeds from sale of assets	3	129
Net cash used in investing activities	(391)	(71)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,803	—
Payments of long-term debt	(1,678)	(195)
Proceeds from issuance of preferred limited partner units, net of offering costs	155	—
Distributions to preferred limited partners	(21)	—
Net change in advances to predecessor from DCP Midstream, LLC	—	418
Distributions to limited partners and general partner	(349)	(256)
Distributions to noncontrolling interests	(2)	(4)
Other	—	(2)
Net cash used in financing activities	(92)	(39)
Net change in cash and cash equivalents	(152)	250
Cash and cash equivalents, beginning of period	156	1
Cash and cash equivalents, end of period	$4	$251

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$491	$—	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment (see Note 2)	—	—	6	—	—	—	6
Net income	18	2	22	81	—	2	125
Other comprehensive income	—	—	—	—	1	—	1
Issuance of 6,450,000 Series B Preferred Units	—	155	—	—	—	—	155
Distributions to unitholders	(21)	—	(223)	(126)	—	—	(370)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Balance, June 30, 2018	$488	$157	$6,577	$109	$(8)	$30	$7,353
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2017	$4,220	$2,591	$18	$(8)	$32	$6,853
Net income	—	106	83	—	1	190
Other comprehensive income	—	—	—	1	—	1
Net change in parent advances	—	418	—	—	—	418
Acquisition of the DCP Midstream Business	(4,220)	—	—	—	—	(4,220)
Deficit purchase price	—	3,094	—	(2)	—	3,092
Issuance of 28,552,480 common units and 2,550,644 general partner units to DCP Midstream, LLC and affiliate	—	1,033	92	—	—	1,125
Distributions to limited partners and general partner	—	(202)	(54)	—	—	(256)
Distributions to noncontrolling interests	—	—	—	—	(4)	(4)
Balance, June 30, 2017	$—	$7,040	$139	$(9)	$29	$7,199

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2018, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2017 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017..

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Effect of Change	Presentation Without Adoption of ASC 606	As Reported	Effect of Change	Presentation Without Adoption of ASC 606
	(millions)
Statement of Operations
Operating revenues
Sales of natural gas, NGLs and condensate	$1,849	$44	$1,893	$3,593	$75	$3,668
Transportation, processing and other	$127	$39	$166	$238	$79	$317

Costs and expenses
Purchases and related costs	$1,703	$83	$1,786	$3,307	$154	$3,461

Net income	$62	$—	$62	$125	$—	$125

3. Revenue Recognition

Our operating revenues are primarily derived from the following activities:

•	sales of natural gas, NGLs, and condensate;

•	services related to gathering, compressing, treating and processing NGLs and natural gas; and

•	services related to transportation and storage of natural gas and NGLs.

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
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

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

We disaggregate our revenue from contracts with customers by type for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

Revenue by type was as follows:

	Three Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Eliminations	Total
	(millions)
Sales of natural gas	$398	$463	$(353)	$508
Sales of NGLs and condensate (a)	870	1,714	(835)	1,749
Transportation, processing and other	112	16	(1)	127
Trading and marketing losses, net (c)	(66)	(1)	—	(67)
Total operating revenues	$1,314	$2,192	$(1,189)	$2,317

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	Gathering and Processing	Logistics and Marketing	Eliminations	Total
	(millions)
Sales of natural gas	$844	$1,016	$(772)	$1,088
Sales of NGLs and condensate (b)	1,610	3,170	(1,542)	3,238
Transportation, processing and other	209	30	(1)	238
Trading and marketing losses, net (c)	(63)	(45)	—	(108)
Total operating revenues	$2,600	$4,171	$(2,315)	$4,456

(a)   Includes $1,108 million of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of Topic 606.
(b)   Includes $1,901 million of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of Topic 606.
(c)   Not within the scope of Topic 606.

4. Contract Liabilities

We have contracts with customers whereby the customer reimburses us for costs to construct certain connections to our operating assets. These agreements are typically entered into in contemplation with gathering and processing agreements and transportation agreements with customers, and are part of the consideration of the contract. Prior to the adoption of Topic 606, we accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under Topic 606, we record these payments as deferred revenue which will be amortized into revenue over the expected contract term. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheet.

The following table summarizes changes in contract liabilities included in our balance sheet:

June 30,
2018
(millions)
Balance, beginning of period	$—
Cumulative effect of implementation of Topic 606	36
Revenue recognized (a)	(1)
Balance, end of period	$35
Current contract liabilities	—
Long-term contract liabilities	$35

(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.

The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over the next 35 years as of June 30, 2018.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$53	$49	$102	$99
General and administrative expense	$47	$39	$85	$70

Phillips 66 and its Affiliates

We sell a portion of our residue gas and NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. CPChem is owned 50% by Phillips 66, and is considered a related party. Approximately 18% of our NGL production was committed to Phillips 66 and CPChem as of June 30, 2018. The primary production commitment on certain contracts began a ratable wind down period in December 2014 which expires in January 2019. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$381	$251	$683	$525
Purchases and related costs from affiliates	$28	$8	$38	$15
Operating and maintenance and general administrative expenses	$3	$—	$6	$1
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$13	$15	$25	$20
Purchases and related costs from affiliates	$18	$11	$28	$19
Operating and maintenance and general administrative expenses	$—	$—	$—	$1
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$14	$12	$25	$22
Transportation, processing, and other to affiliates	$2	$2	$3	$3
Purchases and related costs from affiliates	$179	$119	$324	$232

 We had balances with affiliates as follows:

	June 30, 2018	December 31, 2017
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$153	$156
Accounts payable	$24	$6
Other assets	$1	$—
Enbridge (including its affiliates):
Accounts receivable	$14	$11
Accounts payable	$21	$9
Unconsolidated affiliates:
Accounts receivable	$22	$24
Accounts payable	$67	$53
Other assets	$3	$4
6. Inventories
Inventories were as follows:

	June 30, 2018	December 31, 2017
	(millions)
Natural gas	$18	$30
NGLs	29	38
Total inventories	$47	$68
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments during the three and six months ended June 30, 2018 and June 30, 2017, respectively.
7. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2018	December 31, 2017
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,599	$8,473
Processing, storage and terminal facilities	35 — 60 Years	5,141	5,128
Other	3 — 30 Years	563	557
Construction work in progress		520	374
Property, plant and equipment		14,823	14,532
Accumulated depreciation		(5,743)	(5,549)
Property, plant and equipment, net		$9,080	$8,983
Interest capitalized on construction projects was $6 million and $1 million for the three months ended June 30, 2018 and 2017, respectively, and $11 million and $2 million for the six months ended June 30, 2018 and 2017, respectively.
Depreciation expense was $94 million and $90 million for the three months ended June 30, 2018 and 2017, respectively, and $186 million and $182 million for the six months ended June 30, 2018 and 2017, respectively.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

8. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2018	December 31, 2017
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,730	$1,633
DCP Southern Hills Pipeline, LLC	66.67%	735	739
Discovery Producer Services LLC	40.00%	354	362
Front Range Pipeline LLC	33.33%	163	165
Texas Express Pipeline LLC	10.00%	91	90
Gulf Coast Express Pipeline LLC	25.00%	28	—
Mont Belvieu Enterprise Fractionator	12.50%	25	23
Panola Pipeline Company, LLC	15.00%	23	24
Mont Belvieu 1 Fractionator	20.00%	12	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,165	$3,050

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$58	$37	$106	$68
DCP Southern Hills Pipeline, LLC	16	13	29	24
Discovery Producer Services LLC	2	25	3	45
Front Range Pipeline LLC	5	3	10	7
Texas Express Pipeline LLC	8	1	10	3
Mont Belvieu Enterprise Fractionator	3	4	7	7
Mont Belvieu 1 Fractionator	4	3	8	4
Other	—	—	1	2
Total earnings from unconsolidated affiliates	$96	$86	$174	$160

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Statements of operations: (a)
Operating revenue	$408	$368	$742	$705
Operating expenses	$147	$152	$286	$300
Net income	$260	$216	$454	$404

	June 30, 2018	December 31, 2017
	(millions)
Balance sheets: (a)
Current assets	$379	$244
Long-term assets	5,596	5,319
Current liabilities	(256)	(196)
Long-term liabilities	(227)	(200)
Net assets	$5,492	$5,167
(a) In accordance with the Gulf Coast Express Pipeline LLC ("GCX") joint venture agreement, earnings do not accrue to our interest until the construction of the pipeline is complete. Accordingly, we will not include activity related to GCX in the above tables until the period in which the construction is complete and earnings accrue to our interest.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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

We also engage in the business of trading energy related products and services, which exposes us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We may enter into derivative instruments for NGLs or other energy related products, primarily using the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, data obtained from third-party pricing services, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming online, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment, goodwill, equity investments, and other long-lived intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our condensed consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

The following table presents the financial instruments carried at fair value as of June 30, 2018 and December 31, 2017, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives (a)	$36	$8	$1	$45	$10	$17	$3	$30
Short-term investments (b)	$3	$—	$—	$3	$156	$—	$—	$156
Long-term assets:
Commodity derivatives (c)	$6	$1	$1	$8	$1	$1	$1	$3
Current liabilities:
Commodity derivatives (d)	$(77)	$(54)	$(10)	$(141)	$(29)	$(34)	$(13)	$(76)
Long-term liabilities:
Commodity derivatives (e)	$(12)	$(10)	$(7)	$(29)	$(3)	$(11)	$(1)	$(15)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our condensed consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2018 (a):
Beginning balance	$2	$—	$(6)	$(3)
Net unrealized gains (losses) included in earnings (b)	1	1	(14)	(4)
Transfers out of Level 3 (c)	(2)	—	8	—
Settlements	—	—	2	—
Ending balance	$1	$1	$(10)	$(7)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$1	$(8)	$(4)
Three months ended June 30, 2017 (a):
Beginning balance	$8	$2	$(8)	$(3)
Net unrealized gains included in earnings (b)	3	—	1	—
Transfers out of Level 3 (c)	(3)	—	3	—
Settlements	(1)	—	2	—
Ending balance	$7	$2	$(2)	$(3)
Net unrealized gains on derivatives still held included in earnings (b)	$4	$—	$—	$—

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized losses included in earnings (b)	—	—	(12)	(6)
Transfers out of Level 3 (c)	(2)	—	12	—
Settlements	—	—	3	—
Ending balance	$1	$1	$(10)	$(7)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$—	$(7)	$(6)
Six months ended June 30, 2017 (a):
Beginning balance	$9	$5	$(23)	$—
Net unrealized gains (losses) included in earnings (b)	1	(3)	13	(3)
Transfers out of Level 3 (c)	(2)	—	3	—
Settlements	(1)	—	5	—
Ending balance	$7	$2	$(2)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$6	$(2)	$3	$(3)

(a)	There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2018 and 2017.

(b)	Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.

(c)	Amounts transferred out of Level 3 are reflected at fair value at the end of the period.
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

	June 30, 2018
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$2	$0.29-$1.08	Per gallon
Liabilities
NGLs	$(12)	$0.14-$1.49	Per gallon
Natural gas	$(5)	$1.57-$2.66	Per MMBtu
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
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. We determine the fair value of borrowings under our Credit Agreement based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2018 and December 31, 2017, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$4,861	$4,896	$4,736	$4,885
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

10. Debt

	June 30, 2018	December 31, 2017
	(millions)
Senior notes:
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	$450	$450
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.452%, as of June 30, 2018, due December 2022	125	—
Fair value adjustments related to interest rate swap fair value hedges (a)	22	23
Unamortized issuance costs	(26)	(29)
Unamortized discount	(11)	(12)
Total debt	4,835	4,707
Current maturities of long-term debt	325	—
Total long-term debt	$4,510	$4,707
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

The Credit Agreement allows for unrestricted cash and cash equivalents to be netted against consolidated indebtedness for purposes of calculating the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Agreement). Additionally, under the Credit Agreement, the Consolidated Leverage Ratio of the Partnership as of the end of any fiscal quarter shall not exceed: (a) 5.25 to 1.0 for the fiscal quarter ending June 30, 2018, and (b) 5.00 to 1.0 for each fiscal quarter ending thereafter; provided that, if there is a Qualified Acquisition (as defined in the Credit Agreement) during any fiscal quarter ending June 30, 2018 or thereafter, the maximum Consolidated Leverage Ratio shall not exceed 5.50 to 1.0 at the end of the three consecutive fiscal quarters, including the fiscal quarter in which the Qualified Acquisition occurs.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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
As of June 30, 2018, we had unused borrowing capacity of $1,250 million, net of $25 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,250 million as of June 30, 2018. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.

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

The maturities of our long-term debt as of June 30, 2018 are as follows:

Debt Maturities
(millions)
2018	$—
2019	775
2020	600
2021	500
2022	475
Thereafter	2,500
Total long-term debt	$4,850

11. Risk Management and Hedging Activities
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
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our condensed consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of June 30, 2018.

Commodity Cash Flow Protection Activities

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the first quarter of 2020. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our condensed consolidated statements of operations as trading and marketing gains and (losses), net.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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

Credit Risk

Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 18% of our NGL production was committed to Phillips 66 and CPChem as of June 30, 2018. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides acceptable security for payment.
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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of June 30, 2018, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of June 30, 2018, we had less than $1 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of June 30, 2018, we have not been required to post additional collateral.
Collateral
As of June 30, 2018, we had cash deposits of $138 million, included in collateral cash deposits in our condensed consolidated balance sheets, and letters of credit of $13 million with counterparties to secure our obligations to provide future services or to perform under financial contracts. Additionally, as of June 30, 2018, we held cash of $6 million, included in other current liabilities in our condensed consolidated balance sheet, related to cash postings by third parties and letters of credit of $43 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	June 30, 2018			December 31, 2017
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$53	$—	$53	$33	$—	$33
Liabilities:
Commodity derivatives	$(170)	$—	$(170)	$(91)	$—	$(91)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2018 and December 31, 2017.

Balance Sheet Line Item	June 30, 2018	December 31, 2017	Balance Sheet Line Item	June 30, 2018	December 31, 2017
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$45	$30	Unrealized losses on derivative instruments — current	$(141)	$(76)
Unrealized gains on derivative instruments — long-term	8	3	Unrealized losses on derivative instruments — long-term	(29)	(15)
Total	$53	$33	Total	$(170)	$(91)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2018:

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

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2018:

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
(a)Relates to Discovery Producer Services LLC ("Discovery"), an unconsolidated affiliate.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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
For the three and six months ended June 30, 2018 and 2017, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2018 and 2017, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Realized losses	$(30)	$(2)	$(42)	$(7)
Unrealized (losses) gains	(37)	24	(66)	60
Trading and marketing (losses) gains, net	$(67)	$22	$(108)	$53
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	June 30, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2018	(1,646,000)	(21,623,200)	(25,737,691)	2,257,500
2019	(1,900,000)	—	(19,314,335)	1,512,500
2020	(128,000)	—	(13,568,452)	3,660,000
2021	—	—	(5,750,000)	—

	June 30, 2017
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2017	(282,000)	(29,043,200)	(15,547,868)	2,075,000
2018	(772,000)	(17,855,000)	(2,262,338)	2,350,000
2019	(150,000)	—	292,700	2,025,000
2020	(50,000)	—	238,548	—
12. Partnership Equity and Distributions
Preferred Units — On May 11, 2018, we issued 6,000,000 of our Series B Preferred Units representing limited partnership interests at a price of $25 per unit. On June 4, 2018, we issued an additional 450,000 Series B Preferred Units which represented the partial exercise of the underwriters’ option to purchase additional Series B Preferred Units. We used the net proceeds of $155 million from the issuance of the Series B Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under our revolving credit facility.

Distributions of the Series B Preferred Units are payable out of available cash, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable quarterly in arrears on March 15th, June 15th, September 15th and December 15th of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.  The initial distribution rate will be 7.875% per year of the $25 liquidation preference per unit (equal to $1.9688 per unit).  On and after June 15, 2023, distributions will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 4.919%.  The Series B Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation.

At any time prior to June 15, 2023, within 120 days of a ratings event, we may, at our option, redeem the Series B Preferred Units in whole, but not in part, at a redemption price per unit equal to $25.50 (102% of the liquidation preference), plus an amount equal to all accumulated and unpaid distributions. At any time on or after June 15, 2023, we may redeem, in whole or in part, the units at a redemption price of $25 per unit, plus an amount equal to all accumulated and unpaid distributions.  Upon occurrence of a change in control triggering event, we may, at our option, (i) redeem the Series B Preferred Units, in whole or in part, within 120 days, by paying $25 per unit, plus all accumulated and unpaid distributions, and (ii) each holder of Series B Preferred Units will have the right (unless the Partnership provided notice of its election to redeem such holder’s Series B Preferred Units) to convert some or all of the Series B Preferred Units held by such holder on the change of control conversion date into a number of the Partnership’s common units per Series B Preferred Unit as defined in our Partnership Agreement.  Holders of the Series B Preferred Units have no voting rights except for certain limited protective voting rights set forth in our Partnership Agreement.
Common Units — During the six months ended June 30, 2018 and 2017, we issued no common units pursuant to our 2014 equity distribution agreement. As of June 30, 2018, approximately $750 million of common units remained available for sale pursuant to our at-the-market program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

The following table presents our cash distributions paid in 2018 and 2017:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 15, 2018	$0.7800	$155
February 14, 2018	$0.7800	$194
November 14, 2017	$0.7800	$155
August 14, 2017	$0.7800	$134
May 15, 2017	$0.7800	$135

Distributions to Series A Preferred unitholders
June 15, 2018	$41.9965	$21
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

Insurance — Our insurance coverage is carried with third-party insurers and with an affiliate of Phillips 66. Our insurance coverage includes: (i) general liability insurance covering third-party exposures; (ii) statutory workers’ compensation insurance; (iii) automobile liability insurance for all owned, non-owned and hired vehicles; (iv) excess liability insurance above the established primary limits for general liability and automobile liability insurance; (v) property insurance, which covers the replacement value of real and personal property and includes business interruption; and (vi) insurance covering our directors and officers for acts related to our business activities. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) federal regulatory agencies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

On May 24, 2018, we agreed to an administrative civil penalty of approximately $100,700 with the New Mexico Environment Department to resolve claims in a notice of violation issued on July 14, 2017 in connection with malfunction-related excess emissions at one our gas processing plants occurring between January and April 2017 that we recorded and reported to the agency.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

15. Business Segments

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
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

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

The following tables set forth our segment information:

Three Months Ended June 30, 2018

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,314	$2,192	$—	$(1,189)	$2,317
Gross margin (a)	$333	$56	$—	$—	$389
Operating and maintenance expense	(169)	(11)	(5)	—	(185)
Depreciation and amortization expense	(87)	(3)	(7)	—	(97)
General and administrative expense	(2)	(3)	(65)	—	(70)
Other expense	—	(3)	—	—	(3)
Earnings from unconsolidated affiliates	2	94	—	—	96
Interest expense	—	—	(67)	—	(67)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$77	$130	$(145)	$—	$62
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$76	$130	$(145)	$—	$61
Non-cash derivative mark-to-market (b)	$(42)	$5	$—	$—	$(37)
Capital expenditures	$140	$—	$4	$—	$144
Investments in unconsolidated affiliates, net	$—	$66	$—	$—	$66

Three Months Ended June 30, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,269	$1,756	$—	$(1,076)	$1,949
Gross margin (a)	$342	$50	$—	$—	$392
Operating and maintenance expense	(162)	(13)	(3)	—	(178)
Depreciation and amortization expense	(86)	(3)	(5)	—	(94)
General and administrative expense	(7)	(2)	(62)	—	(71)
Other expense	(3)	(2)	—	—	(5)
Gain on sale of assets, net	34	—	—	—	34
Earnings from unconsolidated affiliates	24	62	—	—	86
Interest expense	—	—	(73)	—	(73)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$142	$92	$(145)	$—	$89
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$141	$92	$(145)	$—	$88
Non-cash derivative mark-to-market (b)	$16	$8	$—	$—	$24
Capital expenditures	$103	$—	$8	$—	$111
Investments in unconsolidated affiliates, net	$—	$21	$—	$—	$21

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

Six Months Ended June 30, 2018:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,600	$4,171	$—	$(2,315)	$4,456
Gross margin (a)	$685	$74	$—	$—	$759
Operating and maintenance expense	(317)	(22)	(8)	—	(347)
Depreciation and amortization expense	(171)	(6)	(14)	—	(191)
General and administrative expense	(6)	(6)	(117)	—	(129)
Other expense, net	(3)	(2)	—	—	(5)
Earnings from unconsolidated affiliates	3	171	—	—	174
Interest expense	—	—	(134)	—	(134)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$191	$209	$(275)	$—	$125
Net income attributable to noncontrolling interests	(2)	—	—	—	(2)
Net income (loss) attributable to partners	$189	$209	$(275)	$—	$123
Non-cash derivative mark-to-market (b)	$(28)	$(38)	$—	$—	$(66)
Capital expenditures	$260	$1	$7	$—	$268
Investments in unconsolidated affiliates, net	$1	$125	$—	$—	$126

Six Months Ended June 30, 2017:

	Gathering and Processing	Logistics and Marketing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,628	$3,683	$—	$(2,241)	$4,070
Gross margin (a)	$718	$108	$—	$—	$826
Operating and maintenance expense	(315)	(22)	(8)	—	(345)
Depreciation and amortization expense	(171)	(7)	(10)	—	(188)
General and administrative expense	(13)	(5)	(115)	—	(133)
Other expense	(3)	(11)	(1)	—	(15)
Gain on sale of assets, net	34	—	—	—	34
Earnings from unconsolidated affiliates	44	116	—	—	160
Interest expense	—	—	(146)	—	(146)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$294	$179	$(283)	$—	$190
Net income attributable to noncontrolling interests	(1)	—	—	—	(1)
Net income (loss) attributable to partners	$293	$179	$(283)	$—	$189
Non-cash derivative mark-to-market (b)	$47	$13	$—	$—	$60
Capital expenditures	$146	$1	$12	$—	$159
Investments in unconsolidated affiliates, net	$—	$41	$—	$—	$41

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	June 30,	December 31,
	2018	2017
	(millions)
Segment long-term assets:
Gathering and Processing	$9,048	$8,943
Logistics and Marketing	3,462	3,348
Other (c)	249	265
Total long-term assets	12,759	12,556
Current assets	1,282	1,322
Total assets	$14,041	$13,878

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

16. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$129	$143
Cash paid for income taxes, net of income tax refunds	$3	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$42	$33
Other non-cash changes in property, plant and equipment	$—	$(2)
Issuance of common and general partner units	$—	$1,125
Deficit purchase price	$—	$3,094

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

17. Supplementary Information - Condensed Consolidating Financial Information
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheet
	June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$4	$—	$4
Accounts receivable, net	—	—	1,029	—	1,029
Inventories	—	—	47	—	47
Other	—	—	202	—	202
Total current assets	—	—	1,282	—	1,282
Property, plant and equipment, net	—	—	9,080	—	9,080
Goodwill and intangible assets, net	—	—	332	—	332
Advances receivable — consolidated subsidiaries	2,680	1,763	—	(4,443)	—
Investments in consolidated subsidiaries	4,643	7,785	—	(12,428)	—
Investments in unconsolidated affiliates	—	—	3,165	—	3,165
Other long-term assets	—	—	182	—	182
Total assets	$7,323	$9,548	$14,041	$(16,871)	$14,041
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$—	$70	$1,492	$—	$1,562
Current maturities of long-term debt	—	325	—	—	325
Advances payable — consolidated subsidiaries	—	—	4,443	(4,443)	—
Long-term debt	—	4,510	—	—	4,510
Other long-term liabilities	—	—	291	—	291
Total liabilities	—	4,905	6,226	(4,443)	6,688
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,323	4,646	7,790	(12,428)	7,331
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	7,323	4,643	7,785	(12,428)	7,323
Noncontrolling interests	—	—	30	—	30
Total equity	7,323	4,643	7,815	(12,428)	7,353
Total liabilities and equity	$7,323	$9,548	$14,041	$(16,871)	$14,041

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$2,257	$—	$2,257
Transportation, processing and other	—	—	127	—	127
Trading and marketing losses, net	—	—	(67)	—	(67)
Total operating revenues	—	—	2,317	—	2,317
Operating costs and expenses:
Purchases and related costs	—	—	1,928	—	1,928
Operating and maintenance expense	—	—	185	—	185
Depreciation and amortization expense	—	—	97	—	97
General and administrative expense	—	—	70	—	70
Other expense, net	—	—	3	—	3
Total operating costs and expenses	—	—	2,283	—	2,283
Operating income	—	—	34	—	34
Interest expense, net	—	(67)	—	—	(67)
Income from consolidated subsidiaries	61	128	—	(189)	—
Earnings from unconsolidated affiliates	—	—	96	—	96
Income before income taxes	61	61	130	(189)	63
Income tax expense	—	—	(1)	—	(1)
Net income	61	61	129	(189)	62
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$61	$61	$128	$(189)	$61

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$61	$61	$129	$(189)	$62
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	62	62	129	(190)	63
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$62	$62	$128	$(190)	$62

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,772	$—	$1,772
Transportation, processing and other	—	—	155	—	155
Trading and marketing gains, net	—	—	22	—	22
Total operating revenues	—	—	1,949	—	1,949
Operating costs and expenses:
Purchases of natural gas and NGLs	—	—	1,557	—	1,557
Operating and maintenance expense	—	—	178	—	178
Depreciation and amortization expense	—	—	94	—	94
General and administrative expense	—	—	71	—	71
Gain on sale of assets, net	—	—	(34)	—	(34)
Other expense, net	—	—	5	—	5
Total operating costs and expenses	—	—	1,871	—	1,871
Operating income	—	—	78	—	78
Interest expense, net	—	(73)	—	—	(73)
Income from consolidated subsidiaries	88	161	—	(249)	—
Earnings from unconsolidated affiliates	—	—	86	—	86
Income before income taxes	88	88	164	(249)	91
Income tax expense	—	—	(2)	—	(2)
Net income	88	88	162	(249)	89
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$88	$88	$161	$(249)	$88

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$88	$88	$162	$(249)	$89
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	88	88	162	(249)	89
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$88	$88	$161	$(249)	$88

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$4,326	$—	$4,326
Transportation, processing and other	—	—	238	—	238
Trading and marketing losses, net	—	—	(108)	—	(108)
Total operating revenues	—	—	4,456	—	4,456
Operating costs and expenses:
Purchases and related costs	—	—	3,697	—	3,697
Operating and maintenance expense	—	—	347	—	347
Depreciation and amortization expense	—	—	191	—	191
General and administrative expense	—	—	129	—	129
Other expense, net	—	—	5	—	5
Total operating costs and expenses	—	—	4,369	—	4,369
Operating income	—	—	87	—	87
Interest expense, net	—	(134)	—	—	(134)
Income from consolidated subsidiaries	123	257	—	(380)	—
Earnings from unconsolidated affiliates	—	—	174	—	174
Income before income taxes	123	123	261	(380)	127
Income tax expense	—	—	(2)	—	(2)
Net income	123	123	259	(380)	125
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to partners	$123	$123	$257	$(380)	$123

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$123	$123	$259	$(380)	$125
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	124	124	259	(381)	126
Total comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total comprehensive income attributable to partners	$124	$124	$257	$(381)	$124

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$3,705	$—	$3,705
Transportation, processing and other	—	—	312	—	312
Trading and marketing losses, net	—	—	53	—	53
Total operating revenues	—	—	4,070	—	4,070
Operating costs and expenses:
Purchases and related costs	—	—	3,244	—	3,244
Operating and maintenance expense	—	—	345	—	345
Depreciation and amortization expense	—	—	188	—	188
General and administrative expense	—	—	133	—	133
Gain on sale of assets, net	—	—	(34)	—	(34)
Other expense, net	—	—	15	—	15
Total operating costs and expenses	—	—	3,891	—	3,891
Operating income	—	—	179	—	179
Interest expense, net	—	(146)	—	—	(146)
Income from consolidated subsidiaries	189	335	—	(524)	—
Earnings from unconsolidated affiliates	—	—	160	—	160
Income before income taxes	189	189	339	(524)	193
Income tax expense	—	—	(3)	—	(3)
Net income	189	189	336	(524)	190
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$189	$189	$335	$(524)	$189

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$189	$189	$336	$(524)	$190
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	190	190	336	(525)	191
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$190	$190	$335	$(525)	$190

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(131)	$462	$—	$331
INVESTING ACTIVITIES:
Intercompany transfers	215	(149)	—	(66)	—
Capital expenditures	—	—	(268)	—	(268)
Investments in unconsolidated affiliates, net	—	—	(126)	—	(126)
Proceeds from sale of assets	—	—	3	—	3
Net cash provided by (used in) investing activities	215	(149)	(391)	(66)	(391)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(66)	66	—
Proceeds from long-term debt	—	1,803	—	—	1,803
Payments of long-term debt	—	(1,678)	—	—	(1,678)
Proceeds from issuance of preferred limited partner units, net of offering costs	155	—	—	—	155
Distributions to preferred limited partners	(21)	—	—	—	(21)
Distributions to limited partners and general partner	(349)	—	—	—	(349)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Net cash (used in) provided by financing activities	(215)	125	(68)	66	(92)
Net change in cash and cash equivalents	—	(155)	3	—	(152)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$4	$—	$4

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2018 and 2017 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(143)	$503	$—	$360
INVESTING ACTIVITIES:
Intercompany transfers	256	590	—	(846)	—
Capital expenditures	—	—	(159)	—	(159)
Investments in unconsolidated affiliates, net	—	—	(41)	—	(41)
Proceeds from sale of assets	—	—	129	—	129
Net cash provided by (used in) investing activities	256	590	(71)	(846)	(71)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(846)	846	—
Payments of long-term debt	—	(195)	—	—	(195)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(256)	—	—	—	(256)
Distributions to noncontrolling interests	—	—	(4)	—	(4)
Other	—	(2)	—	—	(2)
Net cash (used in) provided by financing activities	(256)	(197)	(432)	846	(39)
Net change in cash and cash equivalents	—	250	—	—	250
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$250	$1	$—	$251

18. Subsequent Events
On July 24, 2018, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on August 14, 2018 to unitholders of record on August 3, 2018.
On the same date, we announced that the board of directors of the General Partner declared a quarterly distribution on our Series B Preferred Units of $0.6781 per Series B Preferred Unit, which includes the distribution attributable to the partial-period from and including the original issue date of May 11, 2018. The distribution will be paid on September 17, 2018 to unitholders of record on September 4, 2018.

On July 17, 2018, we issued $500 million of 5.375% Senior Notes due July 2025, unless redeemed prior to maturity. We received proceeds of $495 million, net of underwriters’ fees, related expenses and unamortized discounts which we expect to use to redeem our $450 million 9.750% Senior Notes due March, 2019. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2019.

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. "Quantitative and Qualitative Disclosures about Market Risk", we have sensitivities to certain cash and non-cash changes in commodity prices.
Our Logistics and marketing segment is primarily driven by the level of production of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be affected by, among other things, reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building, expanding and converting facilities to use lighter NGL-based feedstocks, including ethane in their chemical plants. As these facilities commence operations, ethane demand increases and could provide price support for increased recovery of ethane at gas processing plants. We believe this will cause increased demand over time, which should provide support for the increasing supply of ethane. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
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
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 10 have investment grade credit ratings while the remainder do not.
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

Some of our growth projects include the following:

•
Within our Logistics and Marketing Segment, we increased the capacity of the Sand Hills pipeline in the second quarter of 2018 to 425 MBbls/d, with expansion to 485 MBbls/d expected by the end of 2018.

•
We are participating in the Front Range 100 MBls/d and Texas Express 90 MBls/d expansions adding NGL takeaway from the DJ Basin. Both expansions are expected to go into service in the third quarter of 2019. We own 33% of Front Range and 10% of Texas Express.

•
We are jointly developing the Cheyenne Connector pipeline (“Cheyenne Connector”) with Tallgrass Energy Partners, LP (operator), and Western Gas Partners, LP and hold a 33% ownership option. Cheyenne Connector will provide gas takeaway for the DJ Basin. It will have an initial capacity of at least 600 MMcf/day and is expected to be in service in the third quarter of 2019, subject to certain conditions, including required approvals from the Federal Energy Regulatory Commission.

•
We are adding NGL takeaway to the DJ Basin with our Southern Hills pipeline extension via the White Cliffs NGL Pipeline, with capacity of 90 MBls/d, expandable to 120 MBls/d. Expected completion is in the fourth quarter of 2019.

•
We have a 25% interest in the Gulf Coast Express pipeline, or "GCX". The approximately $1.75 billion GCX project is designed to transport approximately 2 Bcf/d of natural gas, and is fully subscribed. The natural gas takeaway pipeline is under construction and is anticipated to to be in-service in the fourth quarter of 2019.

•
We committed to supply agreements for NGL feedstock to two 150 MBbls/d fractionators to be constructed within Phillips 66's Sweeny Hub. Additionally, we hold an option to acquire a 30% ownership interest in these fractionators. The option is exercisable at the in-service date of the fractionators, with a capital investment of approximately $400 million, net to DCP. The fractionators have an expected in service date in late 2020.

•	Within our Gathering and Processing Segment, we placed our 200 MMcf/d Mewbourn 3 natural gas processing plant and associated gathering infrastructure in service on August 1, 2018.

•
Construction of our 300 MMcf/d O'Connor 2 facility and associated gathering infrastructure, located in the DJ Basin, is progressing and expected to be in service in the second quarter of 2019. O'Connor 2 volumes are comprised of 200 MMcf/d of processing capacity and up to 100 MMcf/d of bypass.

•
We have secured land and filed permits for Bighorn, a natural gas processing facility in the DJ Basin, with capacity of up to 1.0 Bcf/d including bypass. The Bighorn facility and associated gathering infrastructure is expected to be placed in service in phases beginning in 2020.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2018 plan includes maintenance capital expenditures of between $100 million and $120 million, and expansion capital expenditures between $650 million and $750 million associated with approved projects. We forecast expansion spending to be at the high end of the range. Expansion capital expenditures include the construction of the O'Connor 2 plant and Mewbourn 3 plant in our DJ Basin system, as well as the capacity expansion of the Sand Hills pipeline and the construction of the Gulf Coast Express pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
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
For an in-depth discussion of factors that may significantly affect our results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Significantly Affect Our Results” included as Item 7 in our Annualu Report on Form 10-K for the year ended December 31, 2017.
Recent Events
On May 11, 2018, we issued 6,000,000 of our Series B Preferred Units representing limited partnership interests at a price of $25 per unit. On June 4, 2018, we issued an additional 450,000 Series B Preferred Units which represented the partial exercise of the underwriters’ option to purchase additional Series B Preferred Units. We used the net proceeds of $155 million from the issuance of the Series B Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under our revolving credit facility.

On July 17, 2018, we issued $500 million of 5.375% Senior Notes due July 2025, unless redeemed prior to maturity.
We received proceeds of $495 million, net of underwriters’ fees, related expenses and unamortized discounts which we expect to use to redeem our $450 million 9.750% Senior Notes due March, 2019. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2019. The notes will mature on July 15, 2025.
We announced a quarterly distribution of $0.78 per common unit for the second quarter of 2018. This distribution per common unit remains unchanged from the previous quarter and the second quarter of 2017.
We announced a quarterly distribution on our Preferred Series B units of $0.6781 per Preferred Series B unit, which includes the distribution attributable to the partial-period from and including the original issue date of May 11, 2018.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our condensed consolidated results of operations for the three and six months ended June 30, 2018 and 2017. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2018 vs. 2017		Variance Six Months 2018 vs. 2017
	2018	2017	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Gathering and Processing	$1,314	$1,269	$2,600	$2,628	$45	4%	$(28)	(1)%
Logistics and Marketing	2,192	1,756	4,171	3,683	436	25%	488	13%
Inter-segment eliminations	(1,189)	(1,076)	(2,315)	(2,241)	113	11%	74	3%
Total operating revenues	2,317	1,949	4,456	4,070	368	19%	386	9%
Purchases and related costs
Gathering and Processing	(981)	(927)	(1,915)	(1,910)	54	6%	5	—%
Logistics and Marketing	(2,136)	(1,706)	(4,097)	(3,575)	430	25%	522	15%
Inter-segment eliminations	1,189	1,076	2,315	2,241	113	11%	74	3%
Total purchases	(1,928)	(1,557)	(3,697)	(3,244)	371	24%	453	14%
Operating and maintenance expense	(185)	(178)	(347)	(345)	7	4%	2	1%
Depreciation and amortization expense	(97)	(94)	(191)	(188)	3	3%	3	2%
General and administrative expense	(70)	(71)	(129)	(133)	(1)	(1)%	(4)	(3)%
Other expense, net	(3)	(5)	(5)	(15)	(2)	(40)%	(10)	(67)%
Gain on sale of assets, net	—	34	—	34	(34)	*	(34)	*
Earnings from unconsolidated affiliates (b)	96	86	174	160	10	12%	14	9%
Interest expense	(67)	(73)	(134)	(146)	(6)	(8)%	(12)	(8)%
Income tax expense	(1)	(2)	(2)	(3)	(1)	(50)%	(1)	(33)%
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)	—	*	1	*
Net income attributable to partners	$61	$88	$123	$189	$(27)	(31)%	$(66)	(35)%
Other data:
Gross margin (c):
Gathering and Processing	$333	$342	$685	$718	$(9)	(3)%	$(33)	(5)%
Logistics and Marketing	56	50	74	108	$6	12%	(34)	(31)%
Total gross margin	$389	$392	$759	$826	$(3)	(1)%	$(67)	(8)%

Non-cash commodity derivative mark-to-market	$(37)	$24	$(66)	$60	$(61)	*	$(126)	*
Natural gas wellhead (MMcf/d) (d)	4,797	4,483	4,632	4,532	314	7%	100	2%
NGL gross production (MBbls/d) (d)	426	366	405	359	60	16%	46	13%
NGL pipelines throughput (MBbls/d) (d)	592	451	555	439	141	31%	116	26%

* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains (losses), net.

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

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Total Operating Revenues — Total operating revenues increased $368 million in 2018 compared to 2017 primarily as a result of the following:

•
$436 million increase for our Logistics and Marketing segment primarily due to higher NGL and crude prices, higher gas and NGL sales volumes which impacts both sales and purchases, partially offset by lower natural gas prices, unfavorable commodity derivative activity and the implementation of ASC 606, and;

•
$45 million increase for our Gathering and Processing segment due to higher NGL and crude prices, higher gas and NGL sales volumes due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and increased volumes and better operational performance in our Midcontinent region. These increases were partially offset by lower natural gas prices, the sale of our Douglas gathering system in June 2017, lower volumes in our Permian region due to operational factors impacting both sales and purchases, unfavorable commodity derivative activity and the implementation of ASC 606;

These increases were partially offset by:

•
$113 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes and higher commodity prices and the implementation of ASC 606.

Total Purchases — Total purchases increased $371 million in 2018 compared to 2017 primarily as a result of the following:

•	$430 million increase for our Logistics and Marketing segment for the reasons discussed above, and;

•	$54 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$113 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes and higher commodity prices and the implementation of ASC 606.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2018 compared to 2017 primarily as a result of increased reliability spending and planned maintenance spending associated with anticipated volume growth, partially offset by the sale of our Douglas gathering system in June 2017 in our North region.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment partially offset by a decrease from Discovery in our Gathering and Processing segment primarily due to lower production volumes from two offshore wells at Discovery. We expect the volume declines from these wells to impact future earnings.
Interest Expense - Interest expense decreased in 2018 compared to 2017 as a result of higher capitalized interest and lower average outstanding debt balances.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2018 compared to 2017 for the reasons discussed above.

Gross Margin — Gross margin decreased $3 million in 2018 compared to 2017 primarily as a result of the following:

•
$9 million decrease for our Gathering and Processing segment primarily related to unfavorable commodity derivative activity, lower volumes in our Permian region due to operational factors and the sale of our Douglas gathering system in June 2017. These decreases were partially offset by increased volumes from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region, increased volumes and better operational performance in the Midcontinent region and higher commodity prices.

These decreases were partially offset by:

•
$6 million increase for our Logistics and Marketing segment primarily related to higher gas marketing due to favorable commodity spreads, higher NGL marketing margins, improved pipeline throughput, partially offset by unfavorable commodity derivative activity.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Total Operating Revenues — Total operating revenues increased $386 million in 2018 compared to 2017 primarily as a result of the following:

•
$488 million increase for our Logistics and Marketing segment primarily due to higher NGL and crude prices, higher gas and NGL sales volumes which impacts both sales and purchases, partially offset by lower natural gas prices, unfavorable commodity derivative activity and the implementation of ASC 606;

These increases were partially offset by:

•
$28 million decrease for our Gathering and Processing segment due to lower natural gas prices, the sale of our Douglas gathering system in June 2017, a specific producer arrangement in our North region, lower volumes in our Permian region due to weather impacting operations and operational factors impacting both sales and purchases, unfavorable commodity derivative activity and the implementation of ASC 606. These decreases were partially offset by higher NGL and crude prices, higher gas and NGL sales volumes impacting both sales and purchases due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and increased volumes and better operational performance in our Midcontinent region, and;

•
$74 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes and higher commodity prices and the implementation of ASC 606.

Total Purchases — Total purchases increased $453 million in 2018 compared to 2017 primarily as a result of the following:

•	$522 million increase for our Logistics and Marketing segment for the reasons discussed above.

•	$5 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$74 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes and higher commodity prices and the implementation of ASC 606;

Other expense — Other expense in 2018 primarily represents the write-off of property, plant and equipment associated with asset rationalization. Other expense in 2017 primarily represents the write-off of property, plant and equipment associated with the expiration of a lease.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline in our Logistics and Marketing segment partially offset by a decrease from Discovery in our Gathering and Processing segment primarily due to lower production volumes from two offshore wells at Discovery. We expect the volume declines from these wells to impact future earnings.
Interest Expense - Interest expense decreased in 2018 compared to 2017 as a result of higher capitalized interest and lower average outstanding debt balances.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2018 compared to 2017 for the reasons discussed above.
Gross Margin — Gross margin decreased $67 million in 2018 compared to 2017 primarily as a result of the following:

•
$33 million decrease for our Gathering and Processing segment primarily related to unfavorable commodity derivative activity, the sale of our Douglas gathering system in June 2017, a producer settlement in 2017 in our North region and lower volumes in our Permian region due to weather impacting operations and operational factors. These decreases were partially offset by increased volumes from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region, increased volumes and better operational performance in the Midcontinent region and higher commodity prices.

•
$34 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity, lower margins on wholesale propane and the expiration of a commercial arrangement, partially offset by higher gas marketing due to favorable commodity spreads.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$58	$37	$106	$68
DCP Southern Hills Pipeline, LLC	16	13	29	24
Front Range Pipeline LLC	5	3	10	7
Texas Express Pipeline LLC	8	1	10	3
Mont Belvieu Enterprise Fractionator	3	4	7	7
Mont Belvieu 1 Fractionator	4	3	8	4
Discovery Producer Services LLC	2	25	3	45
Other	—	—	1	2
Total earnings from unconsolidated affiliates	$96	$86	$174	$160
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$62	$46	$111	$73
DCP Southern Hills Pipeline, LLC	20	19	36	31
Front Range Pipeline LLC	6	5	12	7
Texas Express Pipeline LLC	4	2	9	5
Mont Belvieu Enterprise Fractionator	3	2	6	6
Mont Belvieu 1 Fractionator	3	3	6	4
Discovery Producer Services LLC	4	24	12	49
Other	—	—	1	2
Total distributions from unconsolidated affiliates	$102	$101	$193	$177
Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,260	1,206	94	1,206	89
Permian	15	16,500	1,390	919	110	895	106
Midcontinent	12	29,000	1,765	1,336	115	1,265	109
South	20	7,500	3,295	1,336	107	1,266	101
Total	60	57,000	7,710	4,797	426	4,632	405

(a)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2018 vs. 2017		Variance Six Months 2018 vs. 2017
	2018	2017	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,268	$1,116	$2,454	$2,313	$152	14%	$141	6%
Transportation, processing and other	112	139	209	279	(27)	(19)%	(70)	(25)%
Trading and marketing (losses) gains, net	(66)	14	(63)	36	(80)	*	(99)	*
Total operating revenues	1,314	1,269	2,600	2,628	45	4%	(28)	(1)%
Purchases and related costs	(981)	(927)	(1,915)	(1,910)	54	6%	5	*
Operating and maintenance expense	(169)	(162)	(317)	(315)	7	4%	2	1%
Depreciation and amortization expense	(87)	(86)	(171)	(171)	1	1%	—	*
General and administrative expense	(2)	(7)	(6)	(13)	(5)	(71)%	(7)	(54)%
Other expense, net	—	(3)	(3)	(3)	3	*	—	*
Gain on sale of assets, net	—	34	—	34	(34)	*	(34)	*
Earnings from unconsolidated affiliates (a)	2	24	3	44	(22)	(92)%	(41)	(93)%
Segment net income	77	142	191	294	(65)	(46)%	(103)	(35)%
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(1)	—	*	1	*
Segment net income attributable to partners	$76	$141	$189	$293	$(65)	(46)%	$(104)	(35)%
Other data:
Segment gross margin (b)	$333	$342	$685	$718	$(9)	(3)%	$(33)	(5)%
Non-cash commodity derivative mark-to-market	$(42)	$16	$(28)	$47	$(58)	*	$(75)	*
Natural gas wellhead (MMcf/d) (c)	4,797	4,483	4,632	4,532	314	7%	100	2%
NGL gross production (MBbls/d) (c)	426	366	405	359	60	16%	46	13%
_____________
* Percentage change is not meaningful.

(a)
Earnings from unconsolidated affiliates includes our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)	Segment gross margin consists of total operating revenues, less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Total Operating Revenues — Total operating revenues increased $45 million in 2018 compared to 2017, primarily as a result of the following:

•	$78 million increase attributable to higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity;

•
$74 million increase primarily as a result of higher volumes due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and increased volumes and better operational performance in our Midcontinent region, partially offset by the sale of our Douglas gathering system in June 2017, lower volumes due to operational factors in the Permian region and $44 million due to the implementation of ASC 606, and;

These increases were partially offset by:

•
$80 million decrease as a result of commodity derivative activity attributable to a increase in unrealized commodity derivative losses of $58 million and a $22 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018; and

•	$27 million decrease in transportation, processing and other primarily related to the implementation of ASC 606.
Purchases and Related Costs — Purchases and related costs increased $54 million in 2018 compared to 2017 as a result of increased gas and NGL sales volumes in our North, Midcontinent and South regions and higher NGL and crude prices, partially offset by lower volumes in our Permian region and lower natural gas prices.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2018 compared to 2017 primarily as a result of increased reliability spending and planned maintenance spending associated with anticipated volume growth, partially offset by the sale of our Douglas gathering system in June 2017 in our North region.
General and Administrative Expense — General and administrative expense decreased in 2018 compared to 2017 primarily as a result of insurance premium recoveries.
Other Expense — Other expense in 2017 represents the write-off of property, plant and equipment.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2018 compared to 2017 primarily due to lower production volumes from two offshore wells at Discovery. We expect the volume declines from these wells to impact future earnings.
Segment Gross Margin — Segment gross margin decreased $9 million in 2018 compared to 2017, primarily as a result of the following:

•	$80 million decrease as a result of commodity derivative activity as discussed above;

•	$5 million decrease primarily as a result of lower volumes due to operational factors in the Permian region; and

•	$3 million decrease primarily as a result of the sale of our Douglas gathering system in June 2017;
These decreases were partially offset by:

•
$50 million increase as a result of increased volumes from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region and increased volumes and improved operational performance in the Midcontinent region; and

•	$29 million increase as a result of higher commodity prices.
Total Wellhead — Natural gas wellhead increased in 2018 compared to 2017 reflecting higher volumes primarily from (i) general volume increases due to maximizing capacity utilization and growth projects within the North region and (ii) general volume increases due to increased drilling activity in our Eagle Ford system in the South region (iii) higher volumes in the Midcontinent region due to improved operational performance partially offset by (iv) lower production volumes from two offshore wells at Discovery in the South region (v) lower volumes in the Permian region due to operational factors and (vi) the sale of our Douglas gathering system within our North region.
NGL Gross Production — NGL gross production increased in 2018 compared to 2017 primarily as a result of (i) ethane recoveries in the Midcontinent and Permian regions and (ii) general volume increases due to increased drilling activity in our Eagle Ford system in the South region.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Total Operating Revenues — Total operating revenues decreased $28 million in 2018 compared to 2017, primarily as a result of the following:

•
$99 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $75 million and a $24 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

•	$70 million decrease in transportation, processing and other primarily related to the implementation of ASC 606, and;

•	$11 million decrease primarily as a result of lower volumes due to operational factors and weather impacting operations in the Permian region;
These decreases were partially offset by:

•
$109 million increase primarily as a result of higher volumes due to growth projects primarily related to our DJ Basin system in the North region, increased drilling activity in our Eagle Ford system in the South region and increased volumes and better operational performance in our Midcontinent region, partially offset by the sale of our Douglas gathering system in June 2017, a specific producer arrangement in our North region and $75 million due to the implementation of ASC 606; and

•	$43 million increase attributable to higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity.
Purchases and Related Costs — Purchases and related costs increased $5 million in 2018 compared to 2017 as a result of increased gas and NGL sales volumes in our South, Midcontinent and North regions and higher NGL and crude prices, partially offset by lower volumes in our Permian region and lower natural gas prices.
General and Administrative Expense — General and administrative expense decreased in 2018 compared to 2017 primarily as a result of insurance premium recoveries.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2018 compared to 2017 primarily due to lower production volumes from two offshore wells at Discovery. We expect the volume declines from these wells to impact future earnings.
Segment Gross Margin — Segment gross margin decreased $33 million in 2018 compared to 2017, primarily as a result of the following:

•	$99 million decrease as a result of commodity derivative activity as discussed above;

•	$15 million decrease primarily as a result of the sale of our Douglas gathering system in June 2017; and

•	$14 million decrease primarily as a result of lower volumes due to operational factors and weather impacting operations in the Permian region;
These decreases were partially offset by:

•
$65 million increase as a result of increased volume from increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region and increased volumes and improved operational performance in the Midcontinent region; and

•	$30 million increase as a result of higher commodity prices.

Total Wellhead — Natural gas wellhead increased in 2018 compared to 2017 reflecting higher volumes primarily from (i) general volume increases due to maximizing capacity utilization and growth projects within the North region and (ii) general volume increases due to increased drilling activity in our Eagle Ford system in the South region (iii) higher volumes in the Midcontinent region due to improved operational performance partially offset by (iv) lower production volumes from two offshore wells at Discovery in the South region (v) lower volumes in the Permian region due to operational factors and (vi) the sale of our Douglas gathering system within our North region.
NGL Gross Production — NGL gross production increased in 2018 compared to 2017 primarily as a result of (i) ethane recoveries in the Midcontinent and Permian regions, and (ii) general volume increases due to increased drilling activity in the South region.
Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,300	—	277	277	—	258	—
Southern Hills pipeline	950	—	117	88	—	82	—
Front Range pipeline	450	—	50	43	—	40	—
Texas Express pipeline	600	—	28	21	—	18	—
Other NGL pipelines (a)	1,200	—	241	163	—	157	—
Mont Belvieu fractionators	—	2	60	—	54	—	58
Total	4,500	2	773	592	54	555	58

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2018 vs. 2017		Variance Six Months 2018 vs. 2017
	2018	2017	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,177	$1,732	$4,186	$3,633	$445	26%	$553	15%
Transportation, processing and other	16	16	30	33	—	*	(3)	(9)%
Trading and marketing (losses) gains, net	(1)	8	(45)	17	(9)	*	(62)	*
Total operating revenues	2,192	1,756	4,171	3,683	436	25%	488	13%
Purchases and related costs	(2,136)	(1,706)	(4,097)	(3,575)	430	25%	522	15%
Operating and maintenance expense	(11)	(13)	(22)	(22)	(2)	(15)%	—	—%
Depreciation and amortization expense	(3)	(3)	(6)	(7)	—	—%	(1)	(14)%
General and administrative expense	(3)	(2)	(6)	(5)	1	50%	1	20%
Other expense, net	(3)	(2)	(2)	(11)	1	50%	(9)	(82)%
Earnings from unconsolidated affiliates (a)	94	62	171	116	32	52%	55	47%
Segment net income attributable to partners	$130	$92	$209	$179	$38	41%	$30	17%
Other data:
Segment gross margin (b)	$56	$50	$74	$108	$6	12%	$(34)	(31)%
Non-cash commodity derivative mark-to-market	$5	$8	$(38)	$13	(3)	(38)%	$(51)	*
NGL pipelines throughput (MBbls/d) (c)	592	451	555	439	141	31%	116	26%

(a)
Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Total Operating Revenues — Total operating revenues increased $436 million in 2018 compared to 2017, primarily as a result of the following:

•	$288 million increase as a result of higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity, and;

•	$157 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases, offset by $44 million due to the implementation of ASC 606;
These increases were partially offset by:

•
$9 million decrease as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative gains of $3 million and a $6 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

Purchases and Related Costs — Purchases and related costs increased $430 million in 2018 compared to 2017, primarily as a result of higher NGL and crude prices and higher gas and NGL sales volumes, partially offset by lower natural gas prices and the implementation of ASC 606.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions and accelerated recognition of revenues at Texas Express.
Segment Gross Margin — Segment gross margin increased $6 million in 2018 compared to 2017, primarily as a result of the following:

•	$12 million increase in gas marketing due to favorable commodity spreads;

•	$2 million increase as a result of higher margins and pipeline throughput, and;

•	$1 million increase as a result of higher NGL marketing margins;
These increases are partially offset by;

•	$9 million decrease as a result of commodity derivative activity discussed above;

NGL Pipelines Throughput — NGL pipelines throughput increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions on the Sand Hills pipeline and higher throughput volumes on Southern Hills primarily due to ethane recovery.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Total Operating Revenues — Total operating revenues increased $488 million in 2018 compared to 2017, primarily as a result of the following:

•	$398 million increase as a result of higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity, and;

•	$155 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases, offset by $75 million due to the implementation of ASC 606;
These increases were partially offset by:

•
$62 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $51 million and a $11 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

•	$3 million decrease in transportation, processing and other primarily related to the expiration of a commercial arrangement in our wholesale propane business;
Purchases and related costs — Purchases and related costs increased $522 million in 2018 compared to 2017, primarily as a result of higher NGL and crude prices and higher gas and NGL sales volumes, partially offset by lower natural gas prices and the implementation of ASC 606.
Other Expense, net — Other expense in 2017 represents the write-off of property, plant and equipment associated with the expiration of a lease.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions and accelerated recognition of revenues at Texas Express.
Segment Gross Margin — Segment gross margin decreased $34 million in 2018 compared to 2017, primarily as a result of the following:

•	$62 million decrease as a result of commodity derivative activity discussed above, and;

•	$2 million decrease as a result of lower margins and the expiration of a commercial arrangement in our wholesale propane business, partially offset by higher throughput volumes;
These decreases are partially offset by;

•	$30 million increase in gas marketing due to favorable commodity spreads.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions on the Sand Hills pipeline and higher throughput volumes on Southern Hills primarily due to ethane recovery.

Liquidity and Capital Resources
We expect our sources of liquidity to include:

•	cash generated from operations;

•	cash distributions from our unconsolidated affiliates;

•	borrowings under our Credit Agreement;

•	proceeds from asset rationalization;

•	debt offerings;

•	issuances of additional common units, preferred units or other securities;

•	borrowings under term loans or other credit facilities; and

•	letters of credit.
We anticipate our more significant uses of resources to include:

•	quarterly distributions to our common unitholders and General Partner, and distributions to our preferred unitholders;

•	payments to service our debt;

•	growth capital expenditures;

•	contributions to our unconsolidated affiliates to finance our share of their capital expenditures;

•	business and asset acquisitions; and

•	collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
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
Senior Notes — On July 17, 2018, we issued $500 million of 5.375% Senior Notes due July 2025, unless redeemed prior to maturity. We received proceeds of $495 million, net of underwriters’ fees, related expenses and unamortized discounts which we expect to use to redeem our $450 million 9.750% Senior Notes due March, 2019. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2019.
Credit Agreement — As of June 30, 2018, we had $125 million of outstanding borrowings on the revolving credit facility under the Credit Agreement. We had unused borrowing capacity of $1,250 million, net of $25 million of letters of credit, under the Credit Agreement and the financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by this amount as of June 30, 2018. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of August 3, 2018, we had approximately $1,387 million of unused borrowing capacity under the

Credit Agreement, net of $13 million of letters of credit.
Issuance of Units — On May 11, 2018, we issued 6,000,000 of our Series B Preferred Units representing limited partnership interests at a price of $25 per unit. On June 4, 2018, we issued an additional 450,000 Series B Preferred Units which represented the partial exercise of the underwriters’ option to purchase additional Series B Preferred Units. We used the net proceeds of $155 million from the issuance of the Series B Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under our revolving credit facility.
In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. During the six months ended June 30, 2018, we issued our Series B Preferred Units under this registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the six months ended June 30, 2018, we issued no common units pursuant to this registration statement, and $750 million remained available for future sales.
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
We had working capital deficits of $605 million and $166 million as of June 30, 2018 and December 31, 2017, respectively. The change in working capital is primarily attributable to current maturities of long-term debt. We had a net derivative working capital deficit of $96 million and $46 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, we had $4 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2018	2017
	(millions)
Net cash provided by operating activities	$331	$360
Net cash used in investing activities	$(391)	$(71)
Net cash used in financing activities	$(92)	$(39)

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Operating Activities - Net cash provided by operating activities decreased $29 million in 2018 compared to the same period in 2017. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. In addition, we received $2 million more of cash distributions in excess of earnings from unconsolidated affiliates during the six months ended June 30, 2018 compared to the same period in 2017. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read "Results of Operations".
Investing Activities - Net cash used in investing activities increased $320 million in 2018 compared to the same period in 2017 primarily as a result of higher capital expenditures used for construction of the Mewbourn 3 plant and O'Connor plant, and higher investments in unconsolidated affiliates for the capacity expansion of the Sand Hills pipeline and investment in Gulf Coast Express, offset by proceeds from the sale of our Douglas gathering system in 2017.
Financing Activities - Net cash used in financing activities increased $53 million in 2018 compared to the same period in 2017 primarily as a result of higher distributions paid to limited partners and the general partner due to a higher number of outstanding common units and general partner units following our acquisition of the DCP Midstream business in 2017, distributions paid to Series A preferred limited partners, partially offset by net proceeds from long-term debt and proceeds from the issuance of Series B preferred limited partner units. We also received cash from the acquisition of the DCP Midstream business in 2017.
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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2018 plan includes maintenance capital expenditures of between $100 million and $120 million, and expansion capital expenditures between $650 million and $750 million associated with approved projects. We forecast expansion spending to be at the high end of the range. Expansion capital expenditures include the construction of the Mewbourn 3 plant, and O'Connor 2 expansion in our DJ Basin system, and the capacity expansions of the Sand Hills pipeline, and the construction of the Gulf Coast Express pipeline, which are shown as an investment in unconsolidated affiliates in our condensed consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$49	$223	$272	$44	$113	$157
Noncontrolling interest portion and reimbursable projects (a)	(2)	(2)	(4)	1	1	2
Total	$47	$221	$268	$45	$114	$159

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $126 million and $41 million during the six months ended June 30, 2018 and 2017, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $349 million and $256 million during the six months ended June 30, 2018 and 2017, respectively. Distributions paid during the six months ended June 30, 2018 reflect the distribution of $40 million of IDR givebacks to the IDR holders, in conjunction with the quarterly distribution, that were previously withheld in 2017 under the amended Partnership Agreement. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves. During the six months ended June 30, 2018, no IDR giveback was withheld from the distribution declared.

In accordance with our amended Partnership Agreement, on July 24, 2018 we declared common unit distributions of $154 million for the three months ended June 30, 2018. On the same date, we declared a quarterly distribution on our Series B preferred units of $4 million. We expect to continue to use cash provided by operating activities for the payment of distributions to our common and preferred unitholders, and general partner.

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of June 30, 2018, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$7,769	$1,033	$1,010	$1,675	$4,051
Operating lease obligations	145	35	58	31	21
Purchase obligations (b)	4,921	1,287	1,108	1,070	1,456
Other long-term liabilities (c)	145	—	14	18	113
Total	$12,980	$2,355	$2,190	$2,794	$5,641

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $258 million, $410 million, $325 million, and $2,051 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2018. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities,and other miscellaneous liabilities recognized in the June 30, 2018 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $31 million of Executive Deferred Compensation Plan contributions and $8 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of June 30, 2018, we had no items that were classified as off-balance sheet obligations.

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
Adjusted EBITDA — We define adjusted EBITDA as net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives, (vi) income tax expense or benefit, (vii) impairment expense and (viii) certain other non-cash items. Adjusted EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations. Management believes these measures provide investors meaningful insight into results from ongoing operations.
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

Adjusted Segment EBITDA — We define adjusted segment EBITDA for each segment as segment net income or loss attributable to partners adjusted for (i) distributions from unconsolidated affiliates, net of earnings (ii) depreciation and amortization expense, (iii) net interest expense, (iv) noncontrolling interest in depreciation and income tax expense, (v) unrealized gains and losses from commodity derivatives, (vi) income tax expense or benefit, (vii) impairment expense and (viii) certain other non-cash items. Adjusted EBITDA further excludes items of income or loss that we characterize as unrepresentative of our ongoing operations for that segment. Our adjusted segment EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted segment EBITDA in the same manner.
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

Distributable Cash Flow — We define Distributable Cash Flow as adjusted EBITDA, as defined above, less maintenance capital expenditures, net of reimbursable projects, less interest expense, less income attributable to preferred units, and certain other items. Maintenance capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Maintenance capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Income attributable to preferred units represent cash distributions earned by the Series A Preferred Units. Cash distributions to be paid to the holders of the Series A Preferred Units and Series B Preferred Units, assuming a distribution is declared by our board of directors, are not available to common unit holders. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. We compare the Distributable Cash Flow we generate to the cash distributions we expect to pay our partners. Using this metric, we compute our distribution coverage ratio. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$61	$88	$123	$189
Interest expense	67	73	134	146
Income tax expense	1	2	2	3
Operating and maintenance expense	185	178	347	345
Depreciation and amortization expense	97	94	191	188
General and administrative expense	70	71	129	133
Other expense, net	3	5	5	15
Earnings from unconsolidated affiliates	(96)	(86)	(174)	(160)
Gain on sale of assets, net	—	(34)	—	(34)
Net income attributable to noncontrolling interests	1	1	2	1
Gross margin	$389	$392	$759	$826
Non-cash commodity derivative mark-to-market (a)	$(37)	$24	$(66)	$60

Reconciliation of segment net income attributable to partners to segment gross margin:

Gathering and Processing segment:
Segment net income attributable to partners	$76	$141	$189	$293
Operating and maintenance expense	169	162	317	315
Depreciation and amortization expense	87	86	171	171
General and administrative expense	2	7	6	13
Other expense, net	—	3	3	3
Earnings from unconsolidated affiliates	(2)	(24)	(3)	(44)
Gain on sale of assets, net	—	(34)	—	(34)
Net income attributable to noncontrolling interests	1	1	2	1
Segment gross margin	$333	$342	$685	$718
Non-cash commodity derivative mark-to-market (a)	$(42)	$16	$(28)	$47

Logistics and Marketing segment:
Segment net income attributable to partners	$130	$92	$209	$179
Operating and maintenance expense	11	13	22	22
Depreciation and amortization expense	3	3	6	7
General and administrative expense	3	2	6	5
Other expense, net	3	2	2	11
Earnings from unconsolidated affiliates	(94)	(62)	(171)	(116)
Segment gross margin	$56	$50	$74	$108
Non-cash commodity derivative mark-to-market (a)	$5	$8	$(38)	$13

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:
Gathering and Processing segment:
Segment net income attributable to partners	$76	$141	$189	$293
Non-cash commodity derivative mark-to-market	42	(16)	28	(47)
Depreciation and amortization expense, net of noncontrolling interest	88	86	172	171
Gain on sale of assets, net	—	(34)	—	(34)
Distributions from unconsolidated affiliates, net of earnings	1	(1)	9	4
Other expense	—	3	3	3
Adjusted segment EBITDA	$207	$179	$401	$390
Logistics and Marketing segment:
Segment net income attributable to partners (a)	$130	$92	$209	$179
Non-cash commodity derivative mark-to-market	(5)	(8)	38	(13)
Depreciation and amortization expense, net of noncontrolling interest	3	3	6	7
Distributions from unconsolidated affiliates, net of earnings	5	16	10	13
Other expense	1	—	—	9
Adjusted segment EBITDA	$134	$103	$263	$195

(a)	There were no lower of cost or market adjustments for the three and six months ended June 30, 2018 and 2017.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Critical Accounting Policies and Estimates within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2017. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2018 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of August 3, 2018 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2018 — December 2018	NGLs	(25,250) Bbls/d (c)	Mt.Belvieu (b)	$.29-$.98/Gal
January 2019 — December 2019	NGLs	(7,778) Bbls/d (c)	Mt.Belvieu (b)	$.69-$1.00/Gal
April 2018 — February 2019	Crude Oil	(9,608) Bbls/d (c)	NYMEX crude oil futures (a)	$51.26-$65.25/Bbl
March 2019 — February 2020	Crude Oil	(3,412) Bbls/d (c)	NYMEX crude oil futures (a)	$57.12-$65.17/Bbl

(a)     Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(b)     The average monthly OPIS price for Mt. Belvieu TET/Non-TET .
(c) Average Bbls/d per time period.
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

The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by the prevailing price of NGLs, which in turn has been generally related to the price of crude oil. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term the growth and sustainability of our business depends on natural gas prices being at levels sufficient to provide incentives and capital for producers to increase natural gas exploration and production. To minimize potential future commodity-based pricing and cash flow volatility, we have entered into a series of derivative financial instruments. As a result of these transactions, we have mitigated a portion of our expected commodity price risk relating to the equity volumes associated with our gathering and processing activities through the first quarter of 2020.
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2018:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2018	Natural Gas	6,615,767	MMBtu	$18	$2.76/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2018-October 2018	Natural Gas	(18,522,500)	MMBtu	$(1)	$2.80-$3.00/MMBtu
July 2018-October 2018	Natural Gas	9,362,500	MMBtu	$—	$2.87-$2.98/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities,” included in Note 19 in the 2017 audited consolidated financial statements and notes thereto included as Note 19 of Item 8 in the Annual Report on Form 10-K for the year ended December 31, 2017 and in Note 14 of Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
Certificate of Amendment to Certificate of Limited Partnership of DCP Midstream Partners, LP dated January 11, 2017 (attached as Exhibit 3.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 17, 2017).

3.3	*
Third Amended and Restated Agreement of Limited Partnership of DCP Midstream, LP dated May 11, 2018 (attached as Exhibit 3.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 11, 2018).

4.1	*
Form of Unit Certificate for 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 11, 2018).

4.2	*
Seventh Supplemental Indenture, dated as of July 17, 2018, by and among DCP Midstream Operating, LP, DCP Midstream, LP, and The Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 17, 2018).

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
101
Financial statements from the Annual Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 8, 2018	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)