Form 10-K
period 2018-12-31
DCP Midstream, LP
filed 2019-02-25
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934, or the Act. Yes☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2018, was approximately $3,577,813,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2018.

As of February 20, 2019, there were 143,317,328 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2018, including the following risks and uncertainties:

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

•
new, additions to, and changes in, laws and regulations, particularly with regard to taxes, safety, regulatory and protection of the environment, including, but not limited to, climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, including mandatory setbacks for oil and gas operations and additional local control over such activities, and their impact on producers and customers served by our systems;

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

•	security threats such as terrorist attacks, and cybersecurity attacks and breaches, against, or otherwise impacting, our facilities and systems; and

•	our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses.

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
The diagram below depicts our organizational structure as of December 31, 2018.
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. Our Logistics and Marketing segment includes transporting, trading, marketing, and storing natural gas and NGLs, fractionating NGLs, and wholesale propane logistics. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering condensate. The remainder of our business operations are presented as “Other,” and consist of unallocated corporate costs.

OUR BUSINESS STRATEGY
Our primary business objectives are to achieve sustained company profitability, a strong balance sheet and profitable growth, thereby sustaining and ultimately growing our cash distribution per unit. We intend to accomplish these objectives by prudently executing the following business strategies:
Operational Performance. We believe our operating efficiency and reliability enhance our ability to attract new natural gas supplies by enabling us to offer more competitive terms, services and service flexibility to producers. Our logistics assets and gathering and processing systems consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Our goal is to establish a reputation in the midstream industry as a reliable, safe and low cost supplier of services to our customers. We will continue to pursue new contracts, cost efficiencies and operating improvements of our assets through process and technology improvements. We seek to increase the utilization of our existing facilities by providing additional services to our existing customers and by establishing relationships with new customers. In addition, we maximize efficiency by coordinating the completion of new facilities in a manner that is consistent with the expected production that supports them.
Organic Growth. We intend to use our strategic asset base in the United States and our position as one of the largest processors of natural gas, and as one of the largest producers and marketers of NGLs in the United States, as a platform for future growth. We plan to grow our business by constructing new NGL and natural gas pipeline infrastructure, expanding existing infrastructure, and constructing new gathering lines and processing facilities.
Strategic Partnerships and Acquisitions. We intend to pursue economically attractive and strategic partnership and acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and areas of operation.

OUR COMPETITIVE STRENGTHS

We are one of the largest processors of natural gas and one of the largest producers and marketers of NGLs in the United States. In 2018, our total wellhead volume was approximately 4.8 Bcf/d of natural gas and we produced an average of approximately 413 MBbls/d of NGLs. We provide natural gas gathering services to the wellhead, and leverage our strategic footprint to extend the value chain through our integrated NGL and natural gas pipelines and marketing infrastructure. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services to move natural gas and NGLs from wellhead to market, and creates value for our customers. We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:

Integrated Logistics and Marketing Operations. We believe the strategic location of our assets coupled with their geographic diversity and our reputation for running our business reliably and effectively, presents us with continuing opportunities to provide competitive services to our customers and attract new natural gas production to our gathering and processing operations. We have connected our gathering and processing operations to key markets with NGL pipelines that we own or operate to offer our customers a competitive, integrated midstream service. We have strategically located NGL transportation pipelines that provide takeaway capabilities for our gathering and processing operations in the Permian Basin, the Denver-Julesburg Basin (“DJ Basin”), the Midcontinent, East Texas, the Gulf Coast, South Texas, and Central Texas. Our NGL pipelines connect to various natural gas processing plants and transport the NGLs to fractionation facilities, a petrochemical plant, a third party underground NGL storage facility and other markets along the Gulf Coast. Our Logistics and Marketing operations also consists of multiple downstream assets including NGL fractionation facilities, an NGL storage facility and a residue gas storage facility.

Strategically Located Gas Gathering and Processing Operations.  Our assets are strategically located in areas with the potential for increasing our wellhead volumes and cash flow generation. We have operations in some of the largest producing regions in the United States: DJ Basin, Permian Basin, Midcontinent, and Eagle Ford. In addition, we operate one of the largest portfolios of natural gas processing plants in the United States. Our gathering systems and processing plants are connected to numerous key natural gas pipeline systems that provide producers with access to a variety of natural gas market hubs.
Stable Cash Flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. Growth in our fee-based earnings will reduce the impact of unhedged margins. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps.

Established Relationships with Oil, Natural Gas and Petrochemical Companies. We have long-term relationships with many of our suppliers and customers, and we expect that we will continue to benefit from these relationships.
Experienced Management Team. Our senior management team and the board of directors of our General Partner have extensive experience in the midstream industry. We believe our management team has a proven track record of enhancing value through organic growth and the acquisition, optimization and integration of midstream assets.
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

Logistics and Marketing Segment

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
Our ownership in various intrastate natural gas pipelines gives us access to market centers/hubs such as Waha, Texas; Katy, Texas and the Houston Ship Channel and are used in our natural gas asset based trading activities.
The following is operating data for our Logistics and Marketing segment:

Operating Data
						Year Ended December 31, 2018
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate NGL Storage Capacity (MMBbls)	Approximate Natural Gas Storage Capacity (Bcf)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,400	—	323	—	—	270	—
Southern Hills pipeline	950	—	128	—	—	91	—
Front Range pipeline	450	—	50	—	—	43	—
Texas Express pipeline	600	—	28	—	—	20	—
Other pipelines	1,200	—	241	—	—	158	—
Mont Belvieu fractionators	—	2	60	—	—	—	58
Storage facilities	—	—	—	8	12	—	—
Total	4,600	2	830	8	12	582	58

(a)	Represents total NGL capacity or throughput allocated to our proportionate ownership share.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. We completed the expansion of the Sand Hills pipeline to 485 MBbls/d during the fourth quarter of 2018.
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. We increased the capacity of the Southern Hills pipeline at the end of the third quarter of 2018 to approximately 190 MBbls/d.
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

Customers and Contracts
We sell our commodities to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of our NGL sales are made at market-based prices.
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
We own or operate 49 active natural gas processing plants and an interest in one additional plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).
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
During 2018, total wellhead volume on our assets was approximately 4.8 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that we expect will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and by contracting with undedicated producers who are operating in or around our gathering footprint. During 2018, the combined NGL production from our processing facilities was approximately 413 MBbls/d and was delivered and sold into various NGL takeaway pipelines.
The following is operating data for our Gathering and Processing segment by region:

Operating Data
				Year ended December 31, 2018
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,390	1,253	94
Permian	11	16,500	1,260	901	107
Midcontinent	12	29,000	1,765	1,301	109
South	13	7,500	2,315	1,314	103
Total	49	57,000	6,730	4,769	413

(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

North Region

Our North region primarily consists of our DJ Basin system. We have a broad network of gathering and processing facilities in Weld County, Colorado that provide significant optionality and flexibility.
We are constructing a new up to 300 MMcf/d natural gas processing facility, O'Connor 2. The 200 MMcf/d O'Connor 2 processing plant is expected to be placed into service at the end of the second quarter of 2019 and the up to 100 MMcf/d O'Connor 2 bypass is expected to be in service in the third quarter of 2019. We have secured land and filed permits for our Bighorn natural gas processing program with a capacity of up to 1 Bcf/d, which is expected to be placed into service in phases with an initial in-service date in the second quarter of 2020. These plants will increase capacity to support the growing processing needs of producers in the DJ Basin.
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Front Range and Texas Express pipelines, owned 33.33% and 10% by us, respectively, and to the Conway hub in Bushton, Kansas via our Wattenberg pipeline in our Logistics and Marketing segment. We are adding additional NGL takeaway for our producer customers through our expansions of the Texas Express and Front Range pipelines, and the extension of our Southern Hills pipeline into the DJ Basin via the White Cliffs pipeline.

Permian Region
Our Permian region primarily includes our West Texas system in the Midland Basin and our Southeast New Mexico system in the Delaware Basin. Producers continue to focus drilling activity on the most attractive acreage in the Midland and Delaware Basins. Our gathering and processing assets in the Permian region provide NGL takeaway service via our Sand Hills pipeline, to fractionation facilities along the Gulf Coast and to the Mont Belvieu hub. We are adding additional gas takeaway in the region through our participation in the construction of the Gulf Coast Express Pipeline, which is owned 25% by us, 35% by Kinder Morgan Texas Pipeline, Inc, 25% by Targa Resources Corp, and 15% by Altus Midstream, LP.

Midcontinent Region

Wattenberg
Ladder Creek
Conway
Front Range
Mississippi Lime
Asset type
Fractionator & Plant
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline
Market Hub
Colorado
National Helium
Kansas
Oklahoma
New Mexico
Sherhan
Texas
Moreland
Southern Hills
Cimarron
Anadarko Basin
Kingfisher
Okarche
Rock Creek
STACK
Mustang
Chitwood
SCOOP
Sholem
Fox
Texas Express

Our Midcontinent region primarily includes our Liberal system, Panhandle system, and South Central Oklahoma system. We gather and process raw natural gas primarily from the Ardmore and Anadarko Basins, including the South Central Oklahoma Oil Province (“SCOOP”) play and the Sooner Trend Anadarko Basin Canadian and Kingfisher (“STACK”) play.
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
Our gathering and processing assets in the Midcontinent region deliver NGLs primarily to the Gulf Coast and Mont Belvieu via our Southern Hills pipeline.

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
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, (the Pipeline Safety and Job Creations Act) reauthorized funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA address many areas of this legislation. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.
The Pipeline Safety and Job Creation Act requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The legislation gives PHMSA civil penalty authority up to $213,268 per day per violation, with a maximum of $2,132,679 for any related series of violations. Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows.
We currently estimate we will incur approximately $55 million between 2019 and 2023 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management and EPA Risk Management Program regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The OSHA regulations apply to any process that involves a chemical at or above specified thresholds, or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells holding or handling these materials in quantities in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks at temperatures below the normal boiling point of the liquids without the benefit of chilling or refrigeration are exempt from these standards. The EPA regulations have similar applicability thresholds. We have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to worker health and safety.
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
FERC and State Regulation of Operations
Federal Energy Regulatory Commission ("FERC") regulation of interstate natural gas pipelines, the marketing and sale of natural gas in interstate commerce and the transportation of NGLs in interstate commerce may affect certain aspects of our business and the market for our products and services. Regulation of gathering systems and intrastate transportation of natural gas and NGLs by state agencies may also affect our business.
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

In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables common carrier pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2015, the indexing methodology for the five years beginning July 1, 2016 was changed to be the Producer Price Index for Finished Goods plus 1.23%. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. The ceiling levels calculated for our interstate NGL pipelines are typically increased each year pursuant to the indexing methodology, but may be subject to decrease, which occurred in 2016 and resulted in the decrease in the tariff rates for many such pipelines.

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

•
enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with environmental regulations or with permits issued pursuant to such environmental laws and regulations.

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
Impact of Air Quality Standards and Climate Change

A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs, which can include methane, and, depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from downstream combustion of fuels (e.g., oil or natural gas) that we process, or we may otherwise be required by regulation to take steps to reduce emissions of GHGs. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting. In 2016 EPA proposed a rule to revise the PSD and Title V permitting regulations applicable to GHGs in response to a 2014 U.S. Supreme Court decision and subsequent D.C. Circuit decision striking down its 2011 rules. The proposed revisions required that major sources of non-GHG air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 equivalent (or modifications of these sources that result in an increase of emissions of 75,000 tons per year or more of CO2 equivalent), obtain permits addressing emissions of greenhouse gases. The EPA has not acted to finalize this proposed rule. The EPA also has published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the oil and gas sector starting with the 2016 reporting year. In June 2016, the EPA published final new source performance standards (“NSPS”) for methane (a greenhouse gas) from new and modified oil and gas sector sources. These regulations expand upon the 2012 EPA rulemaking for oil and gas equipment-specific emissions controls, for example, regulating well head production emissions with leak detection and repair requirements, pneumatic controllers and pumps requirements, compressor requirements, and instituting leak detection and repair requirements for natural gas compressor and booster stations for the first time. In June 2017, EPA published a proposed rule to stay certain requirements of the 2016 NSPS rule for two years while it completes reconsideration of certain aspects of the rule and reviews the entire rule, and in October 2018 EPA published proposed revisions to the NSPS regulation for methane. In October 2015, the EPA finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act, and in December 2018 EPA published a final rule "Implementation of the 2015 National Ambient Air Quality Standards for Ozone: Nonattainment Area State Implementation Plan Requirements." The 2015 Ozone standard is being litigated in the U.S. Circuit Court of Appeals for the District of Columbia. The EPA in October 2016 issued Control Techniques Guidelines for emissions of volatile organic compounds from oil and gas sector sources that were to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in March 2018 EPA published a proposal to withdraw the Control Techniques Guidelines. The permitting, regulatory compliance and reporting programs, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, or solid or hazardous wastes, or petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible parties the costs that the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
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
We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws, or separate state laws that address hydrocarbon releases. Under these laws, we could be required to remove or remediate releases of hydrocarbon materials, or previously disposed wastes (including wastes disposed of or released by prior owners or operators), or to clean up contaminated property (including contaminated groundwater) or to perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our financial condition or results of operations.
Water
The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as "SPCC plans," in connection with on-site storage of threshold quantities of oil or certain other materials. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. The EPA has also promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.
The Oil Pollution Act of 1990, or OPA, which is part of the Clean Water Act, addresses prevention, containment and cleanup, and liability associated with oil pollution. OPA applies to vessels, offshore platforms, and onshore facilities, including natural gas gathering and processing facilities, terminals, pipelines, and transfer facilities. OPA subjects owners of such facilities to strict liability for containment and removal costs, natural resource damages, and certain other consequences of oil spills into jurisdictional waters. Any unpermitted release of petroleum or other pollutants from our operations could result in government penalties and civil liability. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our financial condition or results of operations.
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
Employees
We do not have any employees. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, (the "General Partner"), which is 100% owned by DCP Midstream, LLC. As of December 31, 2018, approximately 2,650 employees of DCP Services, LLC, a wholly-owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us (the "Services Agreement"). For additional information, refer to Item 10. "Directors, Executive Officers and Corporate Governance” and Item 13. "Certain Relationships and Related Transactions, and Director Independence" in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2018 in evaluating an investment in our common units.

If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially affected. In that case, we might not be able to pay distributions on our units, the trading price of our units could decline and you could lose all or part of your investment.

Risks Related to Our Business

Our cash flow is affected by natural gas, NGL and crude oil prices.

Our business is affected by natural gas, NGL and crude oil prices. In the past, the prices of natural gas, NGLs and crude oil have been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced volatility during 2018, as illustrated by the following table:

	Year Ended December 31, 2018		December 31, 2018
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$4.84	$2.55	$2.94
NGLs ($/Gallon)	$0.99	$0.53	$0.55
Crude Oil ($/Bbl)	$76.41	$42.53	$45.41

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

The primary natural gas gathering and processing arrangements that expose us to commodity price risk are our percent-of-proceeds arrangements. Under percent-of-proceeds arrangements, we generally purchase natural gas from producers for an agreed percentage of the proceeds from the sale of residue gas and/or NGLs resulting from our processing activities, and then sell the resulting residue gas and NGLs at market prices. Under these types of arrangements, our revenues and our cash flows increase or decrease, whichever is applicable, as the price of natural gas and NGLs fluctuate.

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

The natural gas we gather, compress, treat, process, transport, sell and store, or the NGLs we produce, fractionate, transport, sell and store, are delivered into pipelines for further delivery to end-users, including fractionation facilities. If these pipelines, storage and fractionation facilities cannot, or will not, accept delivery of the gas or NGLs due to capacity constraints or changes in interstate pipeline gas quality specifications, we may be forced to limit or stop the flow of gas or NGLs through our pipelines and processing, treating, and fractionation facilities. We have long and short-term arrangements with facilities to fractionate our NGL production; however, additional fractionation capacity may be limited to the extent current and planned fractionation facilities experience delays in construction, significant mechanical or other problems arise at existing facilities, or such facilities otherwise become unavailable to us due to unforeseen circumstances. As a result, we may be required to find alternative markets and arrangements for our production and for fractionation, and such alternative markets and arrangements may not be available on favorable terms, or at all. Additionally, capacity constraints may impact production volumes from our producer customers and/or transportation volumes from our third-party NGL customers if there is insufficient fractionation or storage capacity to handle all of their projected volumes. Any number of factors beyond our control could cause such interruptions or constraints, including fully utilized capacity, necessary and scheduled maintenance, or unexpected damage to the pipelines. Because our revenues and net operating margins depend upon (i) the volumes of natural gas we process, gather and transmit, (ii) the throughput of NGLs through our transportation, fractionation and storage facilities and (iii) the volume of natural gas we gather and transport, any reduction of volumes could adversely affect our operations and cash flows available for distribution to our unitholders.

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

We will continue to evaluate whether to enter into any new derivative arrangements, but there can be no assurance that we will enter into any new derivative arrangement or that our future derivative arrangements will be on terms similar to our existing derivative arrangements. Additionally, although we enter into derivative instruments to mitigate a portion of our commodity price risk, we also forego the benefits we would otherwise experience if commodity prices were to change in our favor.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. We have no natural gas supplier representing 10% or more of our total natural gas supply as of December 31, 2018. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

We depend upon third party pipelines and other facilities that provide delivery options to and from our pipelines and facilities for the benefit of our customers. Since we do not own or operate any of these third-party pipelines or other facilities, their continuing operation is not within our control and may become unavailable to transport, process or produce natural gas and NGLs. If any of these third parties do not continue operation of these facilities or they become unavailable to us, and we are not able to obtain new facilities to transport, process or produce natural gas and NGLs, it could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

We may not successfully balance our purchases and sales of natural gas.

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

A downgrade of our credit rating could increase our cost of borrowing under our Credit Agreement and could require us to post collateral with third parties, including our hedging arrangements, which could negatively impact our available liquidity and increase our cost of debt.

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

Our ability to obtain new debt funding or service our existing debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, in addition to market interest rates. If our operating results are not sufficient to service our current or future indebtedness, we may take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms, or at all.

Restrictions in our debt agreements may limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.
Our debt agreements contain covenants limiting our ability to make distributions, incur indebtedness, grant liens, make acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our Credit Agreement contains covenants requiring us to maintain a certain leverage ratio and meet certain other tests. Any subsequent replacement of our debt agreements or any new indebtedness could have similar or greater restrictions. If our covenants are not met, whether as a result of reduced production levels of natural gas and NGLs as described above or otherwise, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

The 2.70% Senior Notes due 2019, 5.35% Senior Notes due 2020, 4.75% Senior Notes due 2021, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, 5.375% Senior Notes due 2025, 8.125% Senior Notes due 2030, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations of DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2018, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties, other than the amounts borrowed under our accounts receivable securitization facility (the "Securitization Facility"). Such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

In addition, because our notes and our guarantees of our notes are unsecured, holders of any secured indebtedness of us would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of our notes. Currently, we do not have any secured indebtedness, with the exception of our accounts receivable securitization facility. Although our debt agreements place some limitations on our ability to create liens securing debt, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If we incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on our notes. Consequently, any such secured indebtedness would effectively be senior to our notes and our guarantee of our notes, to the extent of the value of the collateral securing the secured indebtedness. In that event, our noteholders may not be able to recover all the principal or interest due under our notes.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

As of December 31, 2018, our consolidated principal indebtedness was $5,326 million. Our significant indebtedness and any additional debt we may incur in the future may adversely affect our liquidity and therefore our ability to make interest payments on our notes and distributions on our units.

Debt service obligations and restrictive covenants in our Credit Agreement, and the indentures governing our notes may adversely affect our ability to finance future operations, pursue acquisitions and fund other capital needs as well as our ability to make distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions by limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and may place us at a competitive disadvantage as compared to our competitors that have less debt.

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

We hedge a portion of our commodity risk. In its rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, the Commodities Futures Trading Commission, or CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2016, the CFTC reproposed rules that place limits on speculative positions in certain physical commodity futures and options contracts and their "economically equivalent" swaps, including NYMEX Henry Hub Natural Gas and NYMEX Light Sweet Crude Oil contracts, subject to exceptions for certain bona fide hedging transactions. The CFTC has sought comment on the position limits rules as reproposed, but since these rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the reproposed rules, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, and as a result, we do not expect our hedging activity to be subject to mandatory clearing. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash, as defined in our amended and restated Partnership Agreement (the "Partnership Agreement"), to our common unitholders on a quarterly basis. We rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures or fund routine periodic working capital needs. Any limitations on our access to external capital, including limitations caused by illiquidity or volatility in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under adverse economic conditions.

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

The partnership is a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than equity in our subsidiaries and equity method investments. As a result, our ability to make required payments on our notes depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit instruments, applicable state business organization laws and other laws and regulations. If our subsidiaries are prevented from distributing funds to us, we may be unable to pay all the principal and interest on the notes when due.

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

We currently estimate that we will incur costs of approximately $55 million between 2019 and 2023 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

We currently transport NGLs produced at our processing plants on our owned and third party NGL pipelines. Accordingly, in the event that an owned or third party NGL pipeline becomes inoperable due to any necessary repairs resulting from integrity testing programs or for any other reason for any significant period of time, we would need to transport NGLs by other means.

There can be no assurance that we will be able to enter into alternative transportation arrangements under comparable terms, if at all.

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

Certain states in which we operate have adopted or are considering adopting measures that could impose new or more stringent requirements on oil and gas exploration and production activities. For example, the potential for adverse impacts to our business is present where local governments have enacted ordinances directly regulating pipeline assets and operations, and private individuals have sponsored and may in the future sponsor citizen initiatives to limit hydraulic fracturing, increase mandatory setbacks of oil and gas operations from occupied structures, and achieve more restrictive state or local control over such activities. For instance, in 2018, a majority of Colorado voters defeated a citizen-initiative to impose significant mandatory setbacks for new oil and gas development from occupied structures or vulnerable areas, but the Colorado General Assembly continues to consider a variety of legislative measures that would, if enacted, impose more stringent legal and regulatory requirements on oil and gas development.

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

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (ii) the federal Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state laws that impose requirements for the management, storage and disposal of solid and hazardous waste from our facilities; (iii) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; (iv) the Clean Water Act and the Oil Pollution Act, and comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to waters of the United States and regulated state waters; and (v) state laws that impose requirements on the response to and remediation of hydrocarbon releases to soil or groundwater and managing related wastes. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining or affecting future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict liability and joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

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

The majority of our natural gas gathering and intrastate transportation operations are exempt from FERC regulation under the NGA, but FERC regulation still affects these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its oil and natural gas regulatory activities, including, for example, its policies on open access transportation, ratemaking, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate oil and natural gas pipelines, however there can be no assurance that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to oil and natural gas transportation capacity. In addition, the distinction between FERC-regulated transportation services and federally unregulated gathering services has been the subject of regular litigation, so the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on any reassessment by us of the jurisdictional status of our facilities or on future determinations by FERC and the courts.

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

Should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and disgorgement of profits. Under EPACT 2005, FERC has civil penalty authority under the NGA to impose penalties of up to $1 million per day for each violation and possible criminal penalties of up to $1 million per violation and five years in prison. Under the NGPA, FERC may impose civil penalties of up to $1 million for any one violation and may impose criminal penalties of up to $1 million and five years in prison.

Other state and local regulations also affect our business. Our non-proprietary gathering lines are subject to ratable take and common purchaser statutes. Ratable take statutes generally require gatherers to take, without undue discrimination, oil or natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes restrict our right as an owner of gathering facilities to decide with whom we contract to purchase or transport oil or natural gas. Federal law leaves any economic regulation of natural gas gathering to the states. The states in which we operate have adopted complaint-based regulation of oil and natural gas gathering activities, which allows oil and natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to oil and natural gas gathering access and rate discrimination. Other state regulations may not directly regulate our business, but may nonetheless affect the availability of natural gas for purchase, processing and sale, including state regulation of production rates and maximum daily production allowable from gas wells. While our proprietary gathering lines are currently subject to limited state regulation, there is a risk that state laws will change, which may give producers a stronger basis to challenge the proprietary status of a line, or the rates, terms and conditions of a gathering line providing transportation service.

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

The transportation rates for our NGL pipelines that provide interstate transportation services, our interstate natural gas pipelines, and our intrastate pipelines that provide interstate services under Section 311 of the NGPA could be adversely impacted by FERC’s revised income tax allowance policy for partnership pipelines and the federal law reducing the corporate income tax rate.

Effective January 1, 2018, the federal corporate tax rate was reduced to 21%, and in March 2018, FERC issued a revised policy statement disallowing an income tax allowance in the cost-of-service rates for partnership-owned pipelines.  Previously, FERC’s policy generally permitted partnership pipelines to recover an income tax allowance in a cost-of-service proceeding before FERC if the pipeline’s ultimate owners had income tax liability.  The maximum cost-based rates for our interstate natural gas pipelines and intrastate pipelines that provide interstate transportation services could be adversely affected in future rate proceedings as a result of the change in policy and law.  For interstate oil and NGL pipelines, FERC has indicated that it will consider the impacts of the tax policy and law changes on an industry-wide basis during the 2020 calendar year through its indexing methodology review.  We cannot predict the changes to the indexing methodology, but the tax policy and law changes could adversely impact the FERC index that is applied to the ceiling rates for our interstate NGL pipelines beginning in 2021.  Additionally, any new cost-based rates for our pipelines regulated by the FERC will be affected by the new policy and tax law.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules further establish new requirements for detection and repair of VOC leaks exceeding 500 parts per million in concentration at new or modified natural gas processing plants. The EPA made certain revisions to the regulation from 2013 to 2015, and the regulation is also the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions. Among other things, this regulation imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. This regulation is the subject of a Petition for Review before the U.S. Circuit Court of Appeals for the District of Columbia. This regulation is also the subject of review pursuant to the March 28, 2017, Presidential Executive Order on Promoting Energy Independence and Economic Growth, which ordered the EPA Administrator to review this regulation for consistency with the Executive Order’s policy to review existing regulations impacting natural gas development and, if appropriate, “suspend, revise, or rescind the guidance or publish for notice and comment proposed rules suspending, revising or rescinding those rules.” In response to the Executive Order, in October 2018 EPA published proposed revisions to the regulation significantly revising elements of the rule. The EPA separately withdrew the information request that it had issued in November 2016 as part of an effort to develop standards for methane and other emissions from existing sources in the oil and natural gas industry. The EPA, in October 2015, revised and lowered the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to 70 parts per billion, which is likely to result in more, and expanded, ozone non-attainment areas, which in turn will require states to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas industry. Persistent non-attainment status, such as for ozone, can result in lower major source permitting thresholds (making it more costly and complex to site and permit major new or modified facilities) and additional control requirements. In October 2016, the EPA also finalized Control Techniques Guidelines for VOC emissions from existing oil and natural gas equipment and processes in moderate ozone non-attainment areas. These Control Techniques Guidelines provide recommendations for states and local air agencies to consider when determining what emissions control requirements apply to sources in the non-attainment areas. In March 2018, however, the EPA published a request for comments on withdrawing the guidelines in their entirety. Collectively, these regulations could require modifications to the operations of our exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. In August 2017, however, the United States notified the United Nations Secretary-General that it intends to withdraw from the agreement as soon as it is able to do so, or November 2019, although the United States signed implementation agreements framed in December 2018 at the U.N. Climate Change Conference in Warsaw, Poland. Legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, President Obama announced a climate action plan that targets methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. Many of the actions taken under the Obama Administration have been targeted by the Trump Administration. For instance, in October 2018 the EPA published proposed revisions to the 2016 NSPS regulation significantly revising elements of the rule. In March 2018, the EPA published a request for comments on entirely withdrawing the October 2016 Control Techniques Guidelines for emissions of VOCs from existing oil and gas industry sources in ozone nonattainment areas, which had an expected co-benefit of reduced methane emissions. Relatedly, the D.C. Circuit Court challenge to the October 2015 EPA regulation reducing the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act was put in abeyance temporarily while the EPA reviewed the regulation. The EPA later indicated it will not revise the rule, and in December 2018 the EPA published a final rule “Implementation of the 2015 National Ambient Air Quality Standards for Ozone: Nonattainment Area State Implementation Plan Requirements.” The 2015 Ozone standard continues to be litigated in the U.S. Circuit Court of Appeals for the District of Columbia. Separately, in 2011 the EPA issued permitting rules for sources of greenhouse gases; however, in June 2014, the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision upholding these rules and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. Under the Court ruling and the EPA's subsequent proposed rules, major sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. These proposed rules have not been finalized. The EPA has issued rules requiring reporting of greenhouse gas, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, the EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and natural gas liquids that we gather, process and transport.

Certain of our customers' natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, fracturing is excluded from regulation unless the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. The EPA has finalized various regulatory programs directed at hydraulic fracturing. For example, in June 2016, the EPA issued regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly-owned treatment works. The EPA also expanded, as discussed herein, existing Clean Air Act new source performance standards for new and modified air emissions sources, and finalized Control Techniques Guidelines for existing sources in ozone non-attainment areas, to reduce emissions of methane or VOCs from oil and gas sources, including drilling and production processes. States can propose or promulgate regulations or enact initiatives or legislation imposing conditions or restrictions on hydraulic fracturing practices or oil and gas well development using hydraulic fracturing or horizontal drilling techniques. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the EPA has studied the potential adverse impact that each stage of hydraulic fracturing may have on the environment; the EPA released a final assessment report of the potential impacts of hydraulic fracturing on drinking water resources in December 2016. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells. Under a recent settlement agreement, the EPA will decide by March 2019 whether to initiate rulemaking governing the disposal of wastewater from oil and gas development. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

On March 28, 2017, President Trump issued Executive Order 13783 entitled “Promoting Energy Independence and Economic Growth.” Executive Order 13783 directed executive departments and agencies to review regulations that potentially burden the development or use of domestically produced energy resources and, as appropriate, suspend, revise, or rescind those that unduly burden domestic energy resources development. On March 26, 2015, the federal Bureau of Land Management (“BLM”) finalized regulations requiring disclosure of chemicals used in hydraulic fracturing activities upon Native American Indian and other federal lands, and added requirements on the use of hydraulic fracturing techniques and management of produced water on these lands. The rule was never implemented due to court challenges. On December 29, 2017, the BLM rescinded the rule. On November 18, 2016, the BLM finalized regulations to, among other things, curtail the flaring during the production of natural gas and oil on Native American Indian and other federal lands, which affects how hydraulically fractured wells are developed and operated. On December 8, 2017, the BLM finalized a rule suspending or delaying many of the provisions of the regulation while it reviews the regulation, which action was subsequently enjoined by the U.S. District Court in a challenge brought by two states and a non-profit organization. On February 22, 2018, the BLM proposed changes to the 2016 regulation, and on September 28, 2018, the BLM finalized the regulatory action rescinding parts of the rule and revising other parts of the rule. Our customers will continue to be subject to uncertainty associated with new regulatory measures as well as new regulatory suspensions, revisions, or rescissions and conflicting state and federal regulatory mandates, which could adversely affect their production and thereby result in reduced demand for our services by these customers.

Construction of new assets is subject to regulatory, environmental, political, legal, economic, civil protest, and other risks that may adversely affect our financial results.

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems involves numerous regulatory, environmental, political, legal, and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. For example, public participation in review and permitting processes can introduce uncertainty and additional costs associated with project timing and completion. Relatedly, civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may lead to increased legislative and regulatory initiatives and review at federal, state, and local levels of government that could prevent or delay the construction of such infrastructure and realization of associated revenues. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for and development of natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering and transportation assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas and NGLs. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies such as steel increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

We are exposed to the credit risks of our key producer customers, and any material nonpayment or nonperformance by our key producer customers could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our producer customer. Any material nonpayment or nonperformance by our key producer customers could reduce our ability to make distributions to our unitholders. Furthermore, some of our producer customers may be highly leveraged and subject to their own operating and regulatory risks, which could increase the risk that they may default on their obligations to us. Additionally, a decline in the availability of credit to producers in and surrounding our geographic footprint could decrease the level of capital investment and growth that would otherwise bring new volumes to our existing assets and facilities.

If we do not make acquisitions on economically acceptable terms, our future growth could be limited.

Our ability to make acquisitions that are accretive to our cash generated from operations per unit is based upon our ability to identify attractive acquisition candidates, negotiate acceptable purchase contracts and obtain financing for these acquisitions on economically acceptable terms. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit. Additionally, net assets contributed by DCP Midstream, LLC represent a transfer of net assets between entities under common control, and are recognized at DCP Midstream, LLC’s basis in the net assets transferred. The amount of the purchase price in excess of DCP Midstream, LLC’s basis in the net assets, if any, is recognized as a reduction to partners’ equity. Conversely, the amount of the purchase price less than DCP Midstream’s basis in the net assets, if any, is recognized as an increase to partners’ equity.

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

Historically, a principal focus of our strategy was to continue to grow the per unit distribution on our units by expanding our business. Our acquisition of the DCP Midstream Business in January 2017 ("the Transaction") resulted in significant growth of the Partnership, but also in the loss of certain future drop down opportunities from DCP Midstream, LLC. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:

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

A deficiency in any of these factors could adversely affect our ability to sustain the level of our cash flows or realize benefits from acquisitions, joint ventures or construction projects. In addition, competition from other buyers could reduce our acquisition opportunities. DCP Midstream, LLC and its affiliates are not restricted from competing with us. DCP Midstream, LLC and its affiliates may acquire, construct or dispose of midstream or other assets in the future without any obligation to offer us the opportunity to purchase or construct those assets. Furthermore, in recent years we have grown through organic projects, dropdowns and acquisitions. If we fail to properly integrate these assets successfully with our existing operations, if the future performance of these assets does not meet our expectations, if we did not properly value the assets, or if we did not identify significant liabilities associated with acquired assets, the anticipated benefits from these transactions may not be fully realized.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the fees we charge and the margins we realize for our services;

•	the prices of, level of production of, and demand for natural gas, condensate, and NGLs;

•	the success of our commodity and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;

•	the volume and quality of natural gas we gather, compress, treat, process, transport and sell, and the volume of NGLs we process, transport, sell and store;

•	the operational performance and efficiency of our assets, including our plants and equipment;

•	the operational performance and efficiency of third party assets that provide services to us;

•	the relationship between natural gas, NGL and crude oil prices;

•	the level of competition from other energy companies;

•	the impact of weather conditions on the demand for natural gas and NGLs;

•	the level of our operating and maintenance and general and administrative costs; and

•	prevailing economic conditions.

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

•	we have limited ability to control decisions with respect to the operations of these joint ventures, including decisions with respect to incurrence of expenses and distributions to us;

•	these joint ventures may establish reserves for working capital, capital projects, environmental matters and legal proceedings which would reduce cash available for distribution to us;

•	these joint ventures may incur additional indebtedness, and principal and interest made on such indebtedness may reduce cash otherwise available for distribution to us; and

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

We may become subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. Certain of our leases contain renewal provisions that allow for our continued use and access of the subject land and, although we review and renew our leases as a routine business matter, there may be instances where we may not be able to renew our contract leases on commercially reasonable terms or may have to commence eminent domain proceedings to establish our right to continue to use the land. We obtain the rights to construct and operate our pipelines, surface sites and rail terminals on land owned by third parties and governmental agencies for a specific period of time.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance.

Our operations, and the operations of third parties, are subject to many hazards inherent in the gathering, compressing, treating, processing, storing, transporting and fractionating, as applicable, of natural gas and NGLs, including:

•
damage to pipelines, plants, terminals, storage facilities and related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction, farm and utility equipment;

•
leaks of natural gas, NGLs and other hydrocarbons from our pipelines, plants, terminals, or storage facilities, or losses of natural gas or NGLs as a result of the malfunction of equipment or facilities;

•	contaminants in the pipeline system;

•	fires and explosions; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We are not fully insured against all risks inherent to our business, including offshore wind. We insure our underground pipeline systems against property damage, although coverage on certain of our small diameter gathering pipelines is subject to usual and customary sublimits. We are not insured against all environmental accidents that might occur, which may include toxic tort claims, other than those considered to be sudden and accidental. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage, or may become prohibitively expensive, and we may elect not to carry such a policy.

Our increasing dependence on digital technology puts us at risk for a cyber incident that could result in information theft, data corruption, operational disruption or financial loss.

We are increasingly reliant on digital technology to run our business and operate our assets. Our DCP 2.0 digital transformation includes a focus on increasing the use of digital technology in all aspects of our business. We use digital technology to conduct certain of our plant operations, to monitor pipelines, compressors, pumps, meters, and other operating assets, to record financial and operating data, and to maintain various information databases relating our business. Our service providers are also increasingly reliant on digital technology. Our and their reliance on this technology increasingly puts us at risk for technology system failures, telecommunication, data, and network disruptions, and cyberattacks and other breaches in cybersecurity, which could significantly impair our ability to conduct our business. Our insurance may not provide adequate protection from these risks. Any such events could damage our reputation and lead to financial losses from remedial actions, loss of business, or potential liability. As these cyber-risks continue to evolve and our dependence on digital technology grows, we may be required to expend significant additional resources to continue to modify or enhance our protective measures and remediate cyber vulnerabilities.

Our business could be negatively impacted by security threats, including cybersecurity threats, terrorist attacks, the threat of terrorist attacks and related disruptions.

We face a variety of security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable. Cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

We face the threat of future terrorist attacks on both our industry in general and on us, including the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. The increased security measures we have taken as a precaution against possible terrorist attacks have resulted in increased costs to our business. Any physical damage to facilities or cyber incidents resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could adversely affect our business and cash flows. Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Risks Inherent in an Investment in Our Common Units

Conflicts of interest may exist between our individual unitholders and DCP Midstream, LLC, the owner of our general partner, which has sole responsibility for conducting our business and managing our operations.

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

•
our general partner is allowed to take into account the interests of parties other than us, such as DCP Midstream, LLC and its affiliates, including Phillips 66 and Enbridge, in resolving conflicts of interest;

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

Neither our Partnership Agreement nor the Services Agreement between us and DCP Midstream, LLC prohibits DCP Midstream, LLC and its affiliates, including Phillips 66 and Enbridge, from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, DCP Midstream, LLC and its affiliates, including Phillips 66 and Enbridge, may acquire, construct or dispose of additional midstream or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. Each of these entities is a large, established participant in the midstream energy business, and each has significantly greater resources than we have, which factors may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition candidates. As a result, competition from these entities could adversely impact our results of operations and cash available for distribution.

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

Our Partnership Agreement limits our general partner’s fiduciary duties to holders of our units.

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

By purchasing a unit, a unitholder will agree to become bound by the provisions in the Partnership Agreement, including the provisions discussed above.

Our Partnership Agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Holders of our units have limited voting rights and are not entitled to elect our general partner or its directors.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders do not elect our general partner or its board of directors, and have no right to elect our general partner or its board of directors on an annual or other continuing basis. The members of the board of directors of our general partner are chosen by the owner of our general partner. As a result of these limitations, the price at which the units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our units may experience price volatility.

Our unit price has experienced volatility in the past, and volatility in the price of our units may occur in the future as a result of any of the risk factors contained herein and the risks described in our other public filings with the SEC. For instance, our units may experience price volatility as a result of changes in investor sentiment with respect to our competitors, our business partners and our industry in general, which may be influenced by volatility in prices for NGLs, natural gas and crude oil. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies but affect the market price of their securities. These market fluctuations may also materially and adversely affect the market price of our units.

Even if our unitholders are dissatisfied, they may be unable to remove our general partner without its consent.

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. As of December 31, 2018, our general partner and its affiliates owned approximately 36% of our outstanding common units.

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

We are prohibited from paying distributions on our common units if distributions on our Preferred Units are in arrears.

The holders of our 7.375% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Series A Preferred Units”), our 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Series B Preferred Units”), and our 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (“Series C Preferred Units and together with the Series A Preferred Units and the Series B Preferred Units, the “Preferred Units”) are entitled to certain rights that are senior to the rights of holders of common units, such as rights to distributions and rights upon liquidation of the Partnership. If we do not pay the required distributions on our Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Preferred Unitholders are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods if we later commence paying distributions on our common units. The preferences and privileges of the Preferred Units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

Our Preferred Units are subordinated to our existing and future debt obligations, and your interests could be diluted by the issuance of additional units, including additional Preferred Units, and by other transactions.

The Preferred Units are subordinated to all of our existing and future indebtedness. The payment of principal and interest on our debt reduces cash available for distribution to our limited partners, including the holders of Preferred Units. The issuance of additional units on parity with or senior to the Preferred Units (including additional Preferred Units) would dilute the interests of the holders of the Preferred Units, and any issuance of equal or senior ranking securities or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Preferred Units.

We distribute all of our available cash to our common unitholders and are not required to accumulate cash for the purpose of meeting our future obligations to holders of the Preferred Units, which may limit the cash available to make distributions on the Preferred Units.

Our Partnership Agreement requires us to distribute all of our “available cash” each quarter to our common unitholders. “Available cash” is defined in our Partnership Agreement and described below under “Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Common Units—Distributions of Available Cash—Definition of Available Cash.” As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on the Preferred Units.

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

The Tax Cuts and Jobs Act provides a deduction under Code Section 199A to a non-corporate common unitholder, for taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, equal to 20% of his or her allocable share of our “qualified business income.” For purposes of this deduction, our “qualified business income” is equal to the sum of the net amount of our items of income, gain, deduction and loss to the extent such items are included or allowed in the determination of taxable income for the year, excluding, however, certain specified types of passive investment income (such as capital gains and dividends); and any gain recognized upon a disposition of our units to the extent such gain is attributable to certain assets, such as depreciation recapture and our “inventory items,” and is thus treated as ordinary income under Section 751 of the Code. This law also includes certain new limitations on the use of losses and other deductions to offset taxable income. Various aspects of this deduction and these limitations may be modified by administrative, legislative or judicial interpretations at any time, which may or may not be applied retroactively.

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

Our unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Cuts and Jobs Act”), for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion that is not required to be capitalized as part of cost of goods sold.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts, or IRAs, other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income, which may be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business or vice versa.

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

Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Preferred Units than the holders of our common units.

The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of our Preferred Units as partners for tax purposes and will treat distributions on our Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of our Preferred Units as ordinary income and will not be eligible for the deduction provided for under Code Section 199A. Although a holder of our Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions associated with the Preferred Units. Because the guaranteed payment for each unit must accrue as income to a holder during the taxable year of the accrual, the guaranteed payments attributable to the period beginning December 15 and ending December 31 will accrue as income to the holder of record of a Preferred Unit on December 31 for such period, regardless of whether such holder continues to own the Preferred Units at the time the actual distribution is made. Otherwise, the holders of our Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, except to the extent necessary to provide, to the extent possible, the Preferred Units with the benefit of the liquidation preference. We will not allocate any share of our nonrecourse liabilities to the holders of our Preferred Units. If our Preferred Units were treated as indebtedness for tax purposes, rather than as partnership interests, distributions on our Preferred Units likely would be treated as payments of interest by us to the holders of our Preferred Units, rather than as guaranteed payments for the use of capital.

A holder of our Preferred Units will be required to recognize gain or loss on a sale of its Preferred Units equal to the difference between the amount realized by such holder and tax basis in the Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of the Preferred Unit to acquire such Preferred Unit. Gain or loss recognized by a holder of a Preferred Unit on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of our Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

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

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol "DCP". As of February 20, 2019, there were approximately 40 unitholders of record of our common units. This number does not include unitholders whose common units are held in trust by other entities.

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
Definition of Available Cash - Available Cash, for any quarter, consists of all cash and cash equivalents on the date of determination of available cash for that quarter:

•	less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business, including reserves for future capital expenditures and anticipated credit needs;

•	comply with applicable law or any debt instrument or other agreement or obligation;

•	provide funds to make payments on the Preferred Units; or

•	provide funds for distributions to our common unitholders and to our general partner for any one or more of the next four quarters.

•	plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter.
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
General Partner Interest and Incentive Distribution Rights - As of December 31, 2018, the General Partner was entitled to a percentage of all quarterly distributions equal to its General Partner interest of approximately 2% and limited partner interest of 36%. The General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current General Partner interest. The General Partner’s interest may be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its current General Partner interest.
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
On January 23, 2019, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.78 per unit, which was paid on February 14, 2019, to unitholders of record on February 4, 2019.

Preferred Units - In October 2018 , we issued 4,400,000 of our Series C Preferred Units representing limited partnership interests (including a partial exercise of the underwriters’ option to purchase additional Series C Preferred Units) at a price of $25 per unit. We used the net proceeds of $106 million from the issuance of the Series C Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under the Credit Agreement.

Distributions of the Preferred Units are payable out of available cash, accrue and are cumulative from the date of original issuance of the Preferred Units.

•	Distributions on the Series A Preferred Units are payable semiannually in arrears on June 15th and December 15th of each year.

•
Distributions on the Series B Preferred Units are payable quarterly in arrears on the 15th day of March, June, September and December of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

•
Distributions on the Series C Preferred Units are payable quarterly in arrears on the 15th day of January, April, July and October of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, NGLs and condensate	$9,374	$7,850	$6,269	$6,779	$13,420
Transportation, processing and other	489	652	647	532	517
Trading and marketing (losses) gains, net	(41)	(40)	(23)	119	88
Total operating revenues	9,822	8,462	6,893	7,430	14,025
Operating costs and expenses:
Purchases and related costs	8,019	6,885	5,461	5,981	11,828
Operating and maintenance expense	760	661	670	732	773
Depreciation and amortization expense	388	379	378	377	348
General and administrative expense	276	290	292	281	277
Asset impairments	145	48	—	912	18
Other expense (income), net	11	11	(65)	10	7
(Gain) loss on sale of assets, net	—	(34)	(35)	(42)	7
Restructuring costs	—	—	13	11	—
Total operating costs and expenses	9,599	8,240	6,714	8,262	13,258
Operating income (loss)	223	222	179	(832)	767
Loss on financing activities	(19)	—	—	—	—
Interest expense	(269)	(289)	(321)	(320)	(287)
Earnings from unconsolidated affiliates (a)	370	303	282	184	82
Income (loss) before income taxes	305	236	140	(968)	562
Income tax (expense) benefit	(3)	(2)	(46)	102	(11)
Net income (loss)	302	234	94	(866)	551
Net income attributable to noncontrolling interests	(4)	(5)	(6)	(5)	(4)
Net income (loss) attributable to partners	298	229	88	(871)	547
Net loss (income) attributable to predecessor operations (b)	—	—	224	1,099	(130)
General partner interest in net income	(164)	(164)	(124)	(124)	(114)
Series A preferred limited partners' interest in net income	(37)	(4)	—	—	—
Series B preferred limited partners' interest in net income	(8)	—	—	—	—
Series C preferred limited partners' interest in net income	(2)	—	—	—	—
Net income allocable to limited partners	$87	$61	$188	$104	$303
Net income per limited partner unit-basic and diluted	$0.61	$0.43	$1.64	$0.91	$2.84

		Year Ended December 31,
	2018	2017	2016	2015	2014
	(millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$9,135	$8,983	$9,069	$9,428	$9,537
Total assets	$14,266	$13,878	$13,611	$13,885	$13,628
Accounts payable	$926	$1,076	$735	$545	$977
Long-term debt	$4,782	$4,707	$4,907	$5,669	$5,191
Partners’ equity	$7,268	$7,408	$2,601	$2,772	$2,993
Predecessor equity	$—	$—	$4,220	$4,287	$2,189
Noncontrolling interests	$29	$30	$32	$33	$33
Total equity	$7,297	$7,438	$6,853	$7,092	$5,215
Other Information:
Cash distributions declared per unit	$3.1200	$3.1200	$3.1200	$3.1200	$3.0525
Cash distributions paid per unit	$3.1200	$3.1200	$3.1200	$3.1200	$3.0050

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

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. Our Logistics and Marketing segment includes transporting, trading, marketing and storing natural gas and NGLs, fractionating NGLs and wholesale propane logistics. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering condensate.

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

NGL prices are impacted by the balance of supply and demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building, expanding and converting facilities to use lighter NGL-based feedstocks, including ethane in their chemical plants. As these facilities commence operations, ethane demand is expected to increase which could provide price support for increased recovery of ethane at gas processing plants. We believe these new facilities will cause increased demand over time, which should provide support for the increasing supply of ethane. In addition, export facilities are being expanded and built, which provide support for the increasing supply of NGLs. Although there can be, and has been, volatility in NGL prices, longer term we believe there will be sufficient demand in NGLs to support increasing supply.
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
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 9 have investment grade credit ratings while the remainder do not.
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
During 2019, our strategic objectives will continue to focus on maintaining stable Distributable Cash Flows from our existing assets and executing on opportunities to sustain and ultimately grow our long-term Distributable Cash Flows. We believe the key elements to stable Distributable Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Distributable Cash Flows.

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

Some of our growth projects include the following:

•	Within our Logistics and Marketing Segment, we increased the capacity of the Sand Hills pipeline to 485 MBbls/d during the fourth quarter of 2018.

•	We increased the capacity of the Southern Hills pipeline at the end of the third quarter to approximately 190 MBbls/d.

•
We are participating in the Front Range 100 MBls/d and Texas Express 90 MBls/d expansions adding NGL takeaway from the DJ Basin. Both expansions are expected to go into service in the third quarter of 2019.

•
We have a 33% ownership option in the Cheyenne Connector pipeline. The Cheyenne Connector pipeline will have an initial capacity of at least 600 MMcf/day and is expected to be in service in the fourth quarter of 2019, subject to certain conditions, including required approvals from the Federal Energy Regulatory Commission.

•
We are adding NGL takeaway to the DJ Basin with our Southern Hills pipeline extension via the White Cliffs Pipeline, with capacity of 90 MBls/d, expandable to 120 MBls/d. Expected completion is in the fourth quarter of 2019.

•
We have a 25% ownership interest in the Gulf Coast Express pipeline, or "GCX". The GCX project is designed to transport approximately 2 Bcf/d of natural gas, and is fully subscribed. The natural gas takeaway pipeline is under construction and is anticipated to be in-service in the fourth quarter of 2019.

•
We hold an option to acquire a 30% ownership interest in two 150 MBbls/d fractionators to be constructed within Phillips 66's Sweeny Hub, exercisable at the in-service date, which is expected to be in late 2020.

•
Within our Gathering and Processing Segment, construction of our up to 300 MMcf/d O'Connor 2 facility and associated gathering infrastructure, located in the DJ Basin, is progressing. O'Connor 2 is comprised of 200 MMcf/d of processing capacity and up to 100 MMcf/d of bypass. We expect to place the plant into service in the second quarter of 2019, and the bypass into service in the third quarter of 2019.

•
We have secured land and filed permits for Bighorn, a natural gas processing facility in the DJ Basin, with capacity of up to 1.0 Bcf/d including bypass. The Bighorn facility is expected to be placed into service in phases beginning in the second quarter of 2020.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2019 plan includes maintenance capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $600 million and $800 million. Expansion capital expenditures are expected to include the construction of the O'Connor 2 plant in our DJ Basin as well as the construction of the Gulf Coast Express pipeline, the Front Range and Texas Express expansions and the extension of Southern Hills into the DJ Basin via the White Cliffs Pipeline, which are shown as investments in unconsolidated affiliates in our consolidated statements of cash flows.

Recent Events

Sale of Wholesale Propane Business

On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for approximately $90 million, subject to customary purchase price adjustments. The transaction is expected to close effective March 1, 2019. We expect to recognize a loss on sale of approximately $8 million, net of goodwill, in the first quarter of 2019.

Issuance of Senior Notes

On January 18, 2019, we issued an additional $325 million of additional aggregate principal amount to our existing $500 million 5.375% Senior Notes due July 2025. The full $825 million 5.375% Senior Notes due July 2025 will be treated as a single series of debt. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we expect to use for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. Interest on the notes will be paid semi-annually in arrears on the 15th day of January and July of each year, commencing July 15, 2019.

Preferred Units Issuance

In October 2018 , we issued 4,400,000 of our Series C Preferred Units representing limited partnership interests (including a partial exercise of the underwriters’ option to purchase additional Series C Preferred Units) at a price of $25 per unit. We used the net proceeds of $106 million from the issuance of the Series C Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under the Credit Agreement.

Common and Preferred Distributions
On January 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2019 to unitholders of record on February 4, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2019 to unitholders of record on March 1, 2019. The Series C distribution will be paid on April 15, 2019 to unitholders of record on April 1, 2019.
Factors That May Significantly Affect Our Results
Logistics and Marketing Segment
Our Logistics and Marketing segment operating results are impacted by, among other things, the throughput volumes of the NGLs we transport on our NGL pipelines and the volumes of NGLs we fractionate and store. We transport, fractionate and store NGLs primarily on a fee basis. Throughput may be negatively impacted as a result of our customers operating their processing plants in ethane rejection mode, often as a result of low ethane prices relative to natural gas prices. Factors that impact the supply and demand of NGLs, as described below in our Gathering and Processing segment, may also impact the throughput and volume for our Logistics and Marketing segment.
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
Our Gathering and Processing segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. The number of active oil and gas drilling rigs in the United States has increased, from 882 on December 31, 2017 to 993 on December 31, 2018. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas.
The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in Item 7A in this 2018 Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or market inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.
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

How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin and segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; (5) adjusted segment EBITDA; and (6) Distributable Cash Flow. Gross margin, segment gross margin, adjusted EBITDA, adjusted segment EBITDA, and Distributable Cash Flow are not measures under accounting principles generally accepted in the United States of America ("GAAP"). To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.
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

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Year Ended December 31,			Variance 2018 vs. 2017		Variance 2017 vs. 2016
	2018	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$9,014	$7,757	$6,186	$1,257	16%	$1,571	25%
Gathering and Processing	5,843	5,467	4,490	376	7%	977	22%
Inter-segment eliminations	(5,035)	(4,762)	(3,783)	273	6%	979	26%
Total operating revenues	9,822	8,462	6,893	1,360	16%	1,569	23%
Purchases and related costs
Logistics and Marketing	(8,789)	(7,557)	(5,981)	1,232	16%	1,576	26%
Gathering and Processing	(4,265)	(4,090)	(3,263)	175	4%	827	25%
Inter-segment eliminations	5,035	4,762	3,783	273	6%	979	26%
Total purchases	(8,019)	(6,885)	(5,461)	1,134	16%	1,424	26%
Operating and maintenance expense	(760)	(661)	(670)	99	15%	(9)	(1)%
Depreciation and amortization expense	(388)	(379)	(378)	9	2%	1	—%
General and administrative expense	(276)	(290)	(292)	(14)	(5)%	(2)	(1)%
Asset impairments	(145)	(48)	—	97	*	48	*
Other (expense) income, net	(11)	(11)	65	—	—%	(76)	*
Gain on sale of assets, net	—	34	35	(34)	*	(1)	(3)%
Restructuring costs	—	—	(13)	—	*	13	100%
Loss from financing activities	(19)	—	—	19	*	—	*
Earnings from unconsolidated affiliates (b)	370	303	282	67	22%	21	7%
Interest expense	(269)	(289)	(321)	(20)	(7)%	(32)	(10)%
Income tax expense	(3)	(2)	(46)	1	50%	(44)	(96)%
Net income attributable to noncontrolling interests	(4)	(5)	(6)	(1)	(20)%	(1)	(17)%
Net income attributable to partners	$298	$229	$88	$69	30%	$141	*
Other data:
Gross margin (c):
Logistics and Marketing	$225	$200	$205	$25	13%	$(5)	(2)%
Gathering and Processing	1,578	1,377	1,227	201	15%	150	12%
Total gross margin	$1,803	$1,577	$1,432	$226	14%	$145	10%

Non-cash commodity derivative mark-to-market	$108	$(28)	$(139)	$136	*	$111	*
Natural gas wellhead (MMcf/d) (d)	4,769	4,531	5,124	238	5%	(593)	(12)%
NGL gross production (MBbls/d) (d)	413	375	393	38	10%	(18)	(5)%
NGL pipelines throughput (MBbls/d) (d)	582	460	420	122	27%	40	10%

* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains (losses), net.

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

Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Total Operating Revenues — Total operating revenues increased $1,360 million in 2018 compared to 2017 primarily as a result of the following:

•
$1,257 million increase for our Logistics and Marketing segment primarily due to higher NGL and crude prices, higher gas and NGL sales volumes which impacts both sales and purchases, partially offset by lower natural gas prices, unfavorable commodity derivative activity and the implementation of ASC 606; and

•
$376 million increase for our Gathering and Processing segment due to higher NGL and crude prices, higher gas and NGL sales volumes impacting both sales and purchases due to increased drilling activity in our Eagle Ford system and the impact of Hurricane Harvey in 2017 in the South region, growth projects primarily related to our DJ Basin system in the North region and increased volumes, improved operational performance in our Midcontinent region and favorable commodity derivative activity. These increases were partially offset by lower natural gas prices, the sale of our Douglas gathering system in June 2017 and the implementation of ASC 606;

These increases were partially offset by:

•
$273 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volume, higher commodity prices and the implementation of ASC 606.

Total Purchases — Total purchases increased $1,134 million in 2018 compared to 2017 primarily as a result of the following:

•	$1,232 million increase for our Logistics and Marketing segment for the reasons discussed above.

•	$175 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$273 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes and higher commodity prices and the implementation of ASC 606;

Operating and Maintenance Expense — Operating and maintenance expense increased in 2018 compared to 2017 primarily as a result of increased reliability spending, planned maintenance spending associated with anticipated volume growth and costs associated with the ramp-up of our Mewbourn 3 plant.
General and Administrative Expense — General and administrative expense decreased in 2018 compared to 2017 primarily as a result of lower contract services.
Asset Impairments — Asset impairments in 2018 represent the impairment of property, plant and equipment in our Midcontinent and South regions. Asset impairments in 2017 represent the impairment of property, plant and equipment and intangible assets in our South region.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Loss from Financing Activities — Loss from financing activities in 2018 represents a loss on redemption of senior notes.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of the expansion and volume ramp up of the Sand Hills NGL pipeline and higher volumes on the Southern Hills NGL pipeline in our Logistics and Marketing segment partially offset by a decrease from Discovery in our Gathering and Processing segment primarily due to lower production volumes from two offshore wells.
Interest Expense - Interest expense decreased in 2018 compared to 2017 as a result of higher capitalized interest and a lower effective interest rate.
Net Income Attributable to Partners — Net income attributable to partners increased in 2018 compared to 2017 for the reasons discussed above.
Gross Margin — Gross margin increased $226 million in 2018 compared to 2017 primarily as a result of the following:

•
$201 million increase for our Gathering and Processing segment primarily related to increased volumes from increased drilling activity in our Eagle Ford system and the impact of Hurricane Harvey in 2017 in the South region, growth projects primarily related to our DJ Basin system in the North region, increased volumes and improved operational performance in the Midcontinent region, favorable commodity derivative activity and higher commodity prices. These increases were partially offset by lower volumes in our Permian region due to weather impacting operations, a third-party line strike and operational factors and the sale of our Douglas gathering system in June 2017;

•
$25 million increase for our Logistics and Marketing segment primarily related to higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and higher NGL marketing margins and transported volumes, partially offset by unfavorable commodity derivative activity, lower margins on wholesale propane and the expiration of a commercial arrangement.

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
General and Administrative Expense - General and administrative expense decreased in 2017 compared to 2016, primarily due to investment in digital transformation, offset by nonrecurring costs in 2016 driven the Transaction.
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

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2018	2017	2016
	(millions)
DCP Sand Hills Pipeline, LLC	$223	$148	$110
DCP Southern Hills Pipeline, LLC	68	47	44
Front Range Pipeline LLC	24	17	19
Texas Express Pipeline LLC	19	9	9
Mont Belvieu Enterprise Fractionator	10	13	16
Mont Belvieu 1 Fractionator	16	6	9
Discovery Producer Services LLC	8	61	73
Other	2	2	2
Total earnings from unconsolidated affiliates	$370	$303	$282
Distributions received from unconsolidated affiliates were as follows:

	Year Ended December 31,
	2018	2017	2016
	(millions)
DCP Sand Hills Pipeline, LLC	$252	$169	$139
DCP Southern Hills Pipeline, LLC	83	62	56
Front Range Pipeline LLC	29	17	24
Texas Express Pipeline LLC	20	12	11
Mont Belvieu Enterprise Fractionator	9	13	18
Mont Belvieu 1 Fractionator	15	6	11
Discovery Producer Services LLC	30	85	94
Other	3	3	3
Total distributions from unconsolidated affiliates	$441	$367	$356

Results of Operations — Logistics and Marketing Segment
The results of operations for our Logistics and Marketing segment are as follows:

	Year Ended December 31,			Variance 2018 vs. 2017		Variance 2017 vs. 2016
	2018	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$9,017	$7,667	$6,094	$1,350	18%	$1,573	26%
Transportation, processing and other	57	64	70	(7)	(11)%	(6)	(9)%
Trading and marketing (losses) gains, net	(60)	26	22	(86)	*	4	18%
Total operating revenues	9,014	7,757	6,186	1,257	16%	1,571	25%
Purchases and related costs	(8,789)	(7,557)	(5,981)	1,232	16%	1,576	26%
Operating and maintenance expense	(47)	(41)	(43)	6	15%	(2)	(5)%
Depreciation and amortization expense	(15)	(14)	(15)	1	7%	(1)	(7)%
General and administrative expense	(12)	(11)	(9)	1	9%	2	22%
Other expense, net	(4)	(11)	(5)	(7)	(64)%	6	*
Earnings from unconsolidated affiliates (a)	362	243	209	119	49%	34	16%
Gain on sale of assets, net	—	—	16	—	—	(16)	*
Segment net income attributable to partners	$509	$366	$358	$143	39%	$8	2%
Other data:
Segment gross margin (b)	$225	$200	$205	$25	13%	$(5)	(2)%
Non-cash commodity derivative mark-to-market	$(4)	$(4)	$(20)	$—	*	$16	(80)%
NGL pipelines throughput (MBbls/d) (c)	582	460	420	122	27%	40	10%

* Percentage change is not meaningful.

(a)
Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Total Operating Revenues — Total operating revenues increased $1,257 million in 2018 compared to 2017, primarily as a result of the following:

•	$853 million increase as a result of higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity, and

•	$497 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases, offset by $149 million due to the implementation of ASC 606;

These increases were partially offset by:

•	$86 million decrease as a result of commodity derivative activity attributable to an increase in realized cash settlement losses due to movements in forward prices of commodities in 2018; and

•	$7 million decrease in transportation, processing and other primarily related to the expiration of a commercial arrangement in our wholesale propane business.

Purchases and related costs — Purchases and related costs increased $1,232 million in 2018 compared to 2017, primarily as a result of higher NGL and crude prices and higher gas and NGL sales volumes, partially offset by lower natural gas prices and the implementation of ASC 606.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2018 compared to 2017 primarily as a result of increased reliability spending and planned maintenance spending associated with anticipated volume growth.
Other Expense, net — Other expense in 2018 represents the write-off of property plant and equipment and long term inventory valuations. Other expense in 2017 represents the write-off of property, plant and equipment associated with the expiration of a lease.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions, higher volumes on the Southern Hills NGL pipeline and accelerated recognition of revenues at Texas Express.
Segment Gross Margin — Segment gross margin increased $25 million in 2018 compared to 2017, primarily as a result of the following:

•	$104 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe; and

•	$13 million increase in NGL marketing margins and transported volumes;
These increases are partially offset by;

•	$86 million decrease as a result of commodity derivative activity discussed above, and;

•	$6 million decrease as a result of lower margins and the expiration of a commercial arrangement in our wholesale propane business, partially offset by higher throughput volumes.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2018 compared to 2017 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansions on the Sand Hills pipeline and higher throughput volumes on Southern Hills primarily due to ethane recovery.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

Total Operating Revenues — Total operating revenues increased $1,571 million in 2017 compared to 2016, primarily as a result of the following:

•	$1,934 million increase as a result of higher commodity prices, which impacted both sales and purchases, before the impact of derivative activity; and

•
$4 million increase as a result of commodity derivative activity attributable to an decrease in unrealized commodity derivative losses of $16 million partially offset by a $12 million decrease in realized cash settlement gains due to movements in forward prices of commodities in 2017;

These increases were partially offset by:

•	$325 million decrease attributable to lower gas and NGL sales volumes, which impacted both sales and purchases;

•	$36 million decrease due to the sale of our Northern Louisiana system; and

•	$6 million decrease in transportation, processing and other primarily related to lower gas storage margins and lower transportation volumes on certain of our NGL pipelines.

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

Results of Operations — Gathering and Processing Segment

The results of operations for our Gathering and Processing segment are as follows:

	Year Ended December 31,			Variance 2018 vs. 2017		Variance 2017 vs. 2016
	2018	2017	2016	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$5,392	$4,943	$3,955	$449	9%	$988	25%
Transportation, processing and other	432	590	580	(158)	(27)%	10	2%
Trading and marketing gains (losses), net	19	(66)	(45)	85	*	(21)	(47)%
Total operating revenues	5,843	5,467	4,490	376	7%	977	22%
Purchases and related costs	(4,265)	(4,090)	(3,263)	175	4%	827	25%
Operating and maintenance expense	(692)	(602)	(611)	90	15%	(9)	(1)%
Depreciation and amortization expense	(346)	(343)	(344)	3	1%	(1)	—%
General and administrative expense	(19)	(19)	(14)	—	—%	5	36%
Asset impairments	(145)	(48)	—	97	*	48	*
Other (expense) income, net	(6)	—	73	(6)	*	(73)	*
Gain on sale of assets, net	—	34	19	(34)	*	15	79%
Earnings from unconsolidated affiliates (a)	8	60	73	(52)	(87)%	(13)	(18)%
Segment net income	378	459	423	(81)	(18)%	36	9%
Segment net income attributable to noncontrolling interests	(4)	(5)	(6)	(1)	(20)%	(1)	(17)%
Segment net income attributable to partners	$374	$454	$417	$(80)	(18)%	$37	9%
Other data:
Segment gross margin (b)	$1,578	$1,377	$1,227	$201	15%	$150	12%
Non-cash commodity derivative mark-to-market	$112	$(24)	$(119)	$136	*	$95	80%
Natural gas wellhead (MMcf/d) (c)	4,769	4,531	5,124	238	5%	(593)	(12)%
NGL gross production (MBbls/d) (c)	413	375	393	38	10%	(18)	(5)%
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

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Total Operating Revenues — Total operating revenues increased $376 million in 2018 compared to 2017, primarily as a result of the following:

•
$236 million increase primarily as a result of higher volumes due to increased drilling activity in our Eagle Ford system in the South region, growth projects primarily related to our DJ Basin system in the North region and increased volumes and improved operational performance in the Midcontinent region, partially offset by the sale of our Douglas gathering system in June 2017 in our North region and $149 million due to the implementation of ASC 606;

•	$213 million increase attributable to higher NGL and crude prices, partially offset by lower natural gas prices, which impacted both sales and purchases, before the impact of derivative activity; and

•
$85 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $136 million, partially offset by a $51 million increase in realized cash settlement losses due to movements in forward prices of commodities in 2018;

These increases were partially offset by:

•	$158 million decrease in transportation, processing and other primarily related to the implementation of ASC 606.
Purchases and Related Costs — Purchases and related costs increased $175 million in 2018 compared to 2017 as a result of increased gas and NGL sales volumes in our South, Midcontinent and North regions and higher NGL and crude prices, partially offset by lower natural gas prices.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2018 compared to 2017 primarily as a result of increased reliability spending, planned maintenance spending associated with anticipated volume growth and costs associated with the ramp-up of our Mewbourn 3 plant.
Asset Impairments — Asset impairments in 2018 represent the impairment of property, plant and equipment in our Midcontinent and South regions. Asset impairments in 2017 represent the impairment of property, plant and equipment and intangible assets in our South region.
Other (Expense) Income — Other expense in 2018 represents the write-off of property, plant and equipment.
Gain on Sale of Assets, Net — The gain on sale in 2017 represents the sale of our Douglas gathering system.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2018 compared to 2017 primarily due to lower production volumes from two offshore wells at Discovery.
Segment Gross Margin — Segment gross margin increased $201 million in 2018 compared to 2017, primarily as a result of the following:

•
$84 million increase as a result of increased volume from increased drilling activity in our Eagle Ford system and the impact of Hurricane Harvey in 2017 in the South region, growth projects primarily related to our DJ Basin system in the North region and increased volumes and improved operational performance in the Midcontinent region;

•	$85 million increase as a result of commodity derivative activity as discussed above; and

•	$63 million increase as a result of higher commodity prices;
These increases were partially offset by:

•	$16 million decrease primarily as a result of lower volumes due to operational factors, a third-party line strike and weather impacting operations in the Permian region; and

•	$15 million decrease primarily as a result of the sale of our Douglas gathering system in June 2017.
Total Wellhead — Natural gas wellhead increased in 2018 compared to 2017 reflecting higher volumes primarily from (i) growth projects within the North region, (ii) increased drilling activity in our Eagle Ford system and the impact of Hurricane Harvey in 2017 in the South region and (iii) higher volumes in the Midcontinent region due to improved operational performance partially offset by (iv) lower production volumes from two offshore wells at Discovery in the South region (v) lower volumes in the Permian region due to operational factors and a third-party line strike and (vi) the sale of our Douglas gathering system within our North region.
NGL Gross Production — NGL gross production increased in 2018 compared to 2017 primarily as a result of (i) increased drilling activity in the South region, (ii) ethane recoveries in the Midcontinent, Permian and North regions (iii) higher volumes in the Midcontinent region due to improved operational performance and (iv) growth projects within the North region.

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
Other (Expense) Income — Other income in 2016 represents a producer settlement, net of legal fees partially offset by the write-off of property, plant and equipment.
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

Senior Notes — On January 18, 2019, we issued $325 million of additional aggregate principal amount to our existing $500 million 5.375% Senior Notes due July 2025. The full $825 million 5.375% Senior Notes due July 2025 will be treated as a single series of debt. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we expect to use for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. Interest on the notes will be paid semi-annually in arrears on the 15th day of January and July of each year, with the initial interest payment on July 15, 2019.
Credit Agreement — As of December 31, 2018, we had unused borrowing capacity of $1,036 million, net of $13 million of letters of credit, and $351 million of outstanding borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of February 20, 2019, we had approximately $1,204 million of unused borrowing capacity under the Credit Agreement, net of $13 million of letters of credit.
Issuance of Securities — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. During the year ended December 31, 2018, we issued $155 million of our Series B Preferred Units and $106 million of our Series C Preferred Units, net of offering costs. We also issued $825 million in aggregate principal amount of our 5.375% Senior Notes due July 2025 under this shelf registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the year ended December 31, 2018, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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
We had working capital deficits of $633 million and $166 million as of December 31, 2018 and 2017, respectively. The change in working capital is primarily attributable to current maturities of long-term debt. We had a net derivative working capital surplus of $17 million and deficit of $46 million as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had $1 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we did not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2018	2017	2016
	(millions)
Net cash provided by operating activities	$662	$896	$645
Net cash used in investing activities	$(945)	$(391)	$(34)
Net cash provided by (used in) financing activities	$128	$(350)	$(613)
Year Ended December 31, 2018 vs. Year Ended December 31, 2017

Operating Activities - Net cash provided by operating activities decreased $234 million in 2018 compared to the same period in 2017. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the consolidated statements of cash flows. In addition, we received $7 million more of cash distributions in excess of earnings from unconsolidated affiliates during the year ended December 31, 2018 compared to the same period in 2017. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read "Results of Operations".
Investing Activities - Net cash used in investing activities increased $554 million in 2018 compared to the same period in 2017 primarily as a result of higher capital expenditures used for construction of the Mewbourn 3 plant and O'Connor 2 plant, and higher investments in unconsolidated affiliates for the capacity expansion of the Sand Hills pipeline and investment in Gulf Coast Express, offset by proceeds from the sale of our Douglas gathering system in 2017.
Financing Activities - Net cash provided by financing activities increased $478 million in 2018 compared to the same period in 2017 primarily as a result of net proceeds from long-term debt, borrowings under our $200 million Securitization Facility and proceeds from the issuance of Series B and Series C Preferred Units, partially offset by higher distributions paid to limited partners and the general partner due to a higher number of outstanding common units and general partner units following our acquisition of the DCP Midstream Business in 2017 and distributions paid to preferred unitholders. We also received cash from the acquisition of the DCP Midstream Business in 2017.
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

Financing Activities - Net cash used in financing activities decreased $263 million in 2017 compared to the same period in 2016 primarily as a result of cash received from the issuance of Series A preferred limited partner units and from the Transaction in 2017 partially offset by higher net payments of long-term debt and higher distributions paid to limited partners and the general partner due to a higher number of outstanding common units and general partner units following the Transaction.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2019 plan includes maintenance capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $600 million and $800 million. Expansion capital expenditures are expected to include the construction of the O'Connor 2 plant in our DJ Basin as well as the construction of the Gulf Coast Express pipeline, the Front Range and Texas Express expansions and the extension of Southern Hills into the DJ Basin via the White Cliffs Pipeline, which are shown as investments in unconsolidated affiliates in our consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$99	$502	$601	$90	$279	$369
Noncontrolling interest portion and reimbursable projects (a)	(2)	(4)	(6)	2	4	6
Total	$97	$498	$595	$92	$283	$375

	Year Ended December 31, 2016
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures

Our portion	$86	$57	$143
Noncontrolling interest portion and reimbursable projects (a)	3	(2)	1
Total	$89	$55	$144

(a)
Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $354 million and $148 million during the years ended December 31, 2018 and 2017, respectively, to fund our share of capital expansion projects.
We intend to make cash distributions to our unitholders and our general partner. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, to fund future acquisitions and capital expenditures.

We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, and the issuance of additional debt and equity securities.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $658 million and $545 million during the years ended December 31, 2018 and 2017, respectively. Distributions paid during the years ended December 31, 2018 reflect the distribution of $40 million of IDR givebacks to the IDR holders, in conjunction with the quarterly distribution, that were previously withheld in 2017 under the Partnership Agreement. We intend to continue making quarterly distribution payments to our unitholders and general partner to the extent we have sufficient cash from operations after the establishment of reserves.

In accordance with our Partnership Agreement, distributions declared were $618 million for the year ended December 31, 2018. During the years ended December 31, 2018, no IDR giveback was withheld from the distribution declared.

On January 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2019 to unitholders of record on February 4, 2019.

On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2019 to unitholders of record on March 1, 2019. The Series C distribution will be paid on April 15, 2019 to unitholders of record on April 1, 2019.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 14. "Partnership Equity and Distributions" in the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of December 31, 2018, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$7,900	$577	$1,548	$1,201	$4,574
Operating lease obligations	75	22	32	14	7
Purchase obligations (b)	4,839	1,163	1,210	1,055	1,411
Other long-term liabilities (c)	154	—	9	20	125
Total	$12,968	$1,762	$2,799	$2,290	$6,117

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $252 million, $448 million, $351 million, and $2,074 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2018. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities, and other miscellaneous liabilities recognized in the December 31, 2018 consolidated balance sheet. The table above excludes non-cash obligations as well as $33 million of Executive Deferred Compensation Plan contributions and $10 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of December 31, 2018, we had no items that were classified as off-balance sheet obligations.

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

Distributable Cash Flow — We define Distributable Cash Flow as adjusted EBITDA, as defined above, less maintenance capital expenditures, net of reimbursable projects, less interest expense, less income attributable to preferred units, and certain other items. Maintenance capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Maintenance capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Income attributable to preferred units represent cash distributions earned by the Preferred units. Cash distributions to be paid to the holders of the Preferred Units assuming a distribution is declared by our board of directors, are not available to common unit holders. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. We compare the Distributable Cash Flow we generate to the cash distributions we expect to pay our partners. Using this metric, we compute our distribution coverage ratio. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$298	$229	$88
Interest expense	269	289	321
Income tax expense	3	2	46
Operating and maintenance expense	760	661	670
Depreciation and amortization expense	388	379	378
General and administrative expense	276	290	292
Asset impairments	145	48	—
Loss from financing activities	19	—	—
Other expense (income), net	11	11	(65)
Restructuring costs	—	—	13
Earnings from unconsolidated affiliates	(370)	(303)	(282)
Gain on sale of assets, net	—	(34)	(35)
Net income attributable to noncontrolling interests	4	5	6
Gross margin	$1,803	$1,577	$1,432
Non-cash commodity derivative mark-to-market (a)	$108	$(28)	$(139)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$509	$366	$358
Operating and maintenance expense	47	41	43
Depreciation and amortization expense	15	14	15
General and administrative expense	12	11	9
Other expense, net	4	11	5
Earnings from unconsolidated affiliates	(362)	(243)	(209)
Gain on sale of assets, net	—	—	(16)
Segment gross margin	$225	$200	$205
Non-cash commodity derivative mark-to-market (a)	$(4)	$(4)	$(20)

Gathering and Processing segment:
Segment net income attributable to partners	$374	$454	$417
Operating and maintenance expense	692	602	611
Depreciation and amortization expense	346	343	344
General and administrative expense	19	19	14
Asset impairments	145	48	—
Other expense (income), net	6	—	(73)
Earnings from unconsolidated affiliates	(8)	(60)	(73)
Gain on sale of assets, net	—	(34)	(19)
Net income attributable to noncontrolling interests	4	5	6
Segment gross margin	$1,578	$1,377	$1,227
Non-cash commodity derivative mark-to-market (a)	$112	$(24)	$(119)

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2018	2017	2016
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$509	$366	$358
Non-cash commodity derivative mark-to-market	4	4	20
Depreciation and amortization expense, net of noncontrolling interest	15	14	15
Distributions from unconsolidated affiliates, net of earnings	49	40	53
Gain on sale of assets, net	—	—	(16)
Other expense	—	9	—
Adjusted segment EBITDA	$577	$433	$430

Gathering and Processing segment:
Segment net income attributable to partners	$374	$454	$417
Non-cash commodity derivative mark-to-market	(112)	24	119
Depreciation and amortization expense, net of noncontrolling interest	345	342	343
Asset impairments	145	48	—
Gain on sale of assets, net	—	(34)	(19)
Distributions from unconsolidated affiliates, net of earnings	22	24	21
Other expense	7	4	14
Adjusted segment EBITDA	$781	$862	$895

(a)
There were no lower of cost or market adjustments for the year ended December 31, 2018, and lower of cost or market adjustments of $2 million and $3 million for the years ended December 31, 2017 and 2016, respectively.

Operating and Maintenance and General and Administrative Expense
Pursuant to the Contribution Agreement, on January 1, 2017, the Partnership entered into the Services Agreement, which replaced the services agreement between the Partnership and DCP Midstream, LLC, dated February 14, 2013, as amended. Under the Services Agreement, we are required to reimburse DCP Midstream, LLC for salaries of personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by DCP Midstream, LLC on our behalf. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for other expenses and expenditures incurred or payments made on our behalf.

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

We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted commodity prices and volumes), as well as historical and other factors. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. Two of the three reporting units that contain goodwill are not significantly impacted by the prices of commodities. Rather, they are volume based businesses that have the potential to be impacted by commodity prices should such prices remain depressed for a period of such duration that NGLs cease to be produced at levels requiring storage and distribution to end users. The fair value of goodwill substantially exceeded its carrying value in our North reporting unit, the only reporting unit allocated goodwill included within our Gathering and Processing reportable segment and in our Marysville reporting unit included within our Logistics and Marketing reportable segment. For our Wholesale Propane reporting unit, which is included in our Logistics and Marketing reportable segment, the fair value exceeded the carrying value (including approximately $37 million of allocated goodwill) by approximately 10%. We did not record any goodwill impairment during the year ended December 31, 2018.

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

Our impairment analyses require management to apply judgment in estimating future cash flows including forecasting useful lives of the assets, future commodity prices, volumes, and operating costs, assessing the probability of different outcomes, and with respect to any required fair value estimate, selecting the discount rate that reflects the risk inherent in future cash flows. If the carrying value is not recoverable, we assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.

Using the impairment review methodology described herein, we recorded a $145 million impairment charge on long-lived assets during the year ended December 31, 2018 when it was determined that the carrying value of certain asset groups or portions of asset groups were not recoverable. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

Using the impairment review methodology described herein, we have not recorded any significant impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2018. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on the investee's operations and cash flows.

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

If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2018 would have affected net income by approximately $2 million based on our net derivative position for the year ended December 31, 2018.

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
Commodity Cash Flow Protection Activities - We closely monitor the risks associated with commodity price changes on our future operations and, where appropriate, use various fixed price swap contracts to mitigate a portion of the effect pricing fluctuations may have on the value of our assets and operations. Depending on our risk management objectives, we may periodically settle a portion of these instruments prior to their maturity.
We enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. Our commodity derivative instruments used for our hedging program are a combination of direct NGL product, crude oil, and natural gas hedges.
Commodity prices experienced volatility during 2018, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A decline in commodity prices could result in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of February 20, 2019 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2019 — March 2019	Natural Gas	(66,667) MMBtu/d	NYMEX Final Settlement Price (c)	$3.01-$4.57/MMBtu
April 2019 — December 2019	Natural Gas	(50,000) MMBtu/d	NYMEX Final Settlement Price (c)	$3.01-$3.28/MMBtu
January 2019 — December 2019	NGLs	(11,851) Bbls/d (d)	Mt.Belvieu (b)	$.31-$1.10/Gal
January 2019 — February 2019	Crude Oil	(11,017) Bbls/d (d)	NYMEX crude oil futures (a)	$51.26-$64.87/Bbl
March 2019 — February 2020	Crude Oil	(3,781) Bbls/d (d)	NYMEX crude oil futures (a)	$57.12-$65.32/Bbl

(a)     Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(b)     The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) NYMEX final settlement price for natural gas futures contracts.
(d) Average Bbls/d per time period.
Our sensitivities for 2019 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2019, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.

Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$3
Natural gas prices	$0.10	MMBtu	$7
Crude oil prices	$1.00	Barrel	$4
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
We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$2
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$1
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of December 31, 2018:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

December 31, 2018	Natural Gas	9,807,055	MMBtu	$34	$3.48/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

January 2019-March 2019	Natural Gas	(15,512,500)	MMBtu	$5	$2.99-$4.65/MMBtu
January 2019	Natural Gas	4,417,500	MMBtu	$—	$3.25-$4.13/MMBtu
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

Fair Value of Contracts as of December 31, 2018
Sources of Fair Value	Total	Maturity in 2019
	(millions)
Prices supported by quoted market prices and other external sources	$3	$4
Prices based on models or other valuation techniques	14	13
Total	$17	$17

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
Interest Rate Risk
Interest rates on Credit Agreement and Securitization Facility borrowings, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively.
At December 31, 2018, the effective weighted-average interest rate on our outstanding debt was 5.20%.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Partnership has changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.
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

/s/ Deloitte & Touche LLP
Denver, Colorado
February 25, 2019
We have served as the Partnership’s auditor since 2004.

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$156
Accounts receivable:
Trade, net of allowance for doubtful accounts of $3 and $8 million, respectively	860	773
Affiliates	166	191
Other	7	17
Inventories	79	68
Unrealized gains on derivative instruments	108	30
Collateral cash deposits	34	75
Other	16	12
Total current assets	1,271	1,322
Property, plant and equipment, net	9,135	8,983
Goodwill	231	231
Intangible assets, net	97	106
Investments in unconsolidated affiliates	3,340	3,050
Unrealized gains on derivative instruments	8	3
Other long-term assets	184	183
Total assets	$14,266	$13,878
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$807	$989
Affiliates	96	68
Other	23	19
Current debt	525	—
Unrealized losses on derivative instruments	91	76
Accrued interest	71	71
Accrued taxes	64	58
Accrued wages and benefits	64	65
Capital spending accrual	63	39
Other	100	103
Total current liabilities	1,904	1,488
Long-term debt	4,782	4,707
Unrealized losses on derivative instruments	8	15
Deferred income taxes	32	29
Other long-term liabilities	243	201
Total liabilities	6,969	6,440
Commitments and contingent liabilities (see note 14)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	489	491
Series B preferred limited partners (6,450,000 and zero preferred units authorized, issued and outstanding, respectively)	156	—
Series C preferred limited partners (4,400,000 and zero preferred units authorized, issued and outstanding, respectively)	106	—
General partner	107	154
Limited partners (143,317,328 and 143,309,828 common units authorized, issued and outstanding, respectively)	6,418	6,772
Accumulated other comprehensive loss	(8)	(9)
Total partners’ equity	7,268	7,408
Noncontrolling interests	29	30
Total equity	7,297	7,438
Total liabilities and equity	$14,266	$13,878

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$7,764	$6,576	$5,317
Sales of natural gas, NGLs and condensate to affiliates	1,610	1,274	952
Transportation, processing and other	489	652	647
Trading and marketing losses, net	(41)	(40)	(23)
Total operating revenues	9,822	8,462	6,893
Operating costs and expenses:
Purchases and related costs	7,123	6,308	4,978
Purchases and related costs from affiliates	896	577	483
Operating and maintenance expense	760	661	670
Depreciation and amortization expense	388	379	378
General and administrative expense	276	290	292
Asset impairments	145	48	—
Other expense (income), net	11	11	(65)
Gain on sale of assets, net	—	(34)	(35)
Restructuring costs	—	—	13
Total operating costs and expenses	9,599	8,240	6,714
Operating income	223	222	179
Loss from financing activities	(19)	—	—
Earnings from unconsolidated affiliates	370	303	282
Interest expense, net	(269)	(289)	(321)
Income before income taxes	305	236	140
Income tax expense	(3)	(2)	(46)
Net income	302	234	94
Net income attributable to noncontrolling interests	(4)	(5)	(6)
Net income attributable to partners	298	229	88
Net loss attributable to predecessor operations	—	—	224
Series A preferred limited partners' interest in net income	(37)	(4)	—
Series B preferred limited partners' interest in net income	(8)	—	—
Series C preferred limited partners' interest in net income	(2)	—	—
General partner’s interest in net income	(164)	(164)	(124)
Net income allocable to limited partners	$87	$61	$188
Net income per limited partner unit — basic and diluted	$0.61	$0.43	$1.64
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3	114.7
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(millions)
Net income	$302	$234	$94
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	1	—
Total other comprehensive income	1	1	—
Total comprehensive income	303	235	94
Total comprehensive income attributable to noncontrolling interests	(4)	(5)	(6)
Total comprehensive income attributable to partners	$299	$230	$88
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$491	$—	$—	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment (see Note 2)	—	—	—	6	—	—	—	6
Net income	37	8	2	87	164	—	4	302
Other comprehensive income	—	—	—	—	—	1	—	1
Issuance of 6,450,000 Series B Preferred Units	—	155	—	—	—	—	—	155
Issuance of 4,400,000 Series C Preferred Units	—	—	106	—	—	—	—	106
Distributions to unitholders	(39)	(7)	(2)	(447)	(211)	—	—	(706)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance, December 31, 2018	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Predecessor Equity	Series A Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2017	$4,220	$—	$2,591	$18	$(8)	$32	$6,853
Net income	—	4	61	164	—	5	234
Other comprehensive income	—	—	—	—	1	—	1
Net change in parent advances	—	—	418	—	—	—	418
Acquisition of the DCP Midstream Business	(4,220)	—	—	—	—	—	(4,220)
Issuance of 500,000 Series A Preferred Units	—	487	—	—	—	—	487
Deficit purchase price	—	—	3,094	—	(2)	—	3,092
Issuance of 28,552,480 common units and 2,550,644 general partner units to DCP Midstream, LLC and affiliate	—	—	1,033	92	—	—	1,125
Distributions to limited partners and general partner	—	—	(425)	(120)	—	—	(545)
Distributions to noncontrolling interests	—	—	—	—	—	(7)	(7)
Balance, December 31, 2017	$—	$491	$6,772	$154	$(9)	$30	$7,438

	Partners’ Equity
	Predecessor Equity	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2016	$4,287	$2,762	$18	$(8)	$33	$7,092
Net (loss) income	(224)	188	124	—	6	94
Net change in parent advances	157	—	—	—	—	157
Distributions to limited partners and general partner	—	(359)	(124)	—	—	(483)
Distributions to noncontrolling interests	—	—	—	—	(7)	(7)
Balance, December 31, 2016	$4,220	$2,591	$18	$(8)	$32	$6,853
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(millions)
OPERATING ACTIVITIES:
Net income	$302	$234	$94
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	388	379	378
Earnings from unconsolidated affiliates	(370)	(303)	(282)
Distributions from unconsolidated affiliates	441	367	356
Net unrealized (gains) losses on derivative instruments	(108)	28	139
Gain on sale of assets, net	—	(34)	(35)
Asset impairments	145	48	—
Loss from financing activities	19	—	—
Other, net	15	32	68
Change in operating assets and liabilities, which (used) provided cash, net of effects of acquisitions:
Accounts receivable	(55)	(194)	(247)
Inventories	(11)	4	(21)
Accounts payable	(168)	328	199
Other assets and liabilities	64	7	(4)
Net cash provided by operating activities	662	896	645
INVESTING ACTIVITIES:
Capital expenditures	(595)	(375)	(144)
Investments in unconsolidated affiliates	(354)	(148)	(53)
Proceeds from sale of assets	4	132	163
Net cash used in investing activities	(945)	(391)	(34)
FINANCING ACTIVITIES:
Proceeds from debt	5,161	116	3,353
Payments of debt	(4,560)	(811)	(3,628)
Costs incurred to redeem senior notes	(18)	—	—
Proceeds from issuance of preferred limited partner units, net of offering costs	261	487	—
Distributions to preferred limited partners	(46)	—	—
Net change in advances to predecessor from DCP Midstream, LLC	—	418	157
Distributions to limited partners and general partner	(658)	(545)	(483)
Distributions to noncontrolling interests	(5)	(7)	(7)
Other	(7)	(8)	(5)
Net cash provided by (used in) financing activities	128	(350)	(613)
Net change in cash and cash equivalents	(155)	155	(2)
Cash and cash equivalents, beginning of period	156	1	3
Cash and cash equivalents, end of period	$1	$156	$1

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016
1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or "us", "we", "our" or the "Partnership" is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Logistics and Marketing and Gathering and Processing segments. For additional information regarding these segments, see Note 21 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of December 31, 2018, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
Asset Retirement Obligations - Our asset retirement obligations relate primarily to the retirement of various gathering pipelines and processing facilities and obligations related to right-of-way and land easement agreements. We adjust our asset retirement obligation each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.
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
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

•	services related to transportation and storage of natural gas and NGLs.

Sales of natural gas, NGLs and condensate - We sell our commodities to a variety of customers ranging from large, multi-national petrochemical and refining companies to regional retail propane distributors. We recognize revenue from commodity sales at the point in time when control is obtained by the customer. Generally, the transaction price is determined at the time of each delivery as the variability of commodity pricing is resolved. Customers usually pay monthly based on the products purchased the previous month.

Sales of natural gas, NGLs and condensate include physical sales contracts which qualify as financial derivative instruments, and buy-sell and exchange transactions which involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another as a single transaction on a combined net basis. Neither of these types of arrangements are contracts with customers within the scope of FASB ASU 2014-09 Revenue from Contracts with Customers, or "Topic 606".

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

Our service contracts generally have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our service contracts encompasses a series of distinct services performed on discrete daily quantities of natural gas or NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of goods or services over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of natural gas or NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided and the uncertainty is resolved. Customers usually pay monthly based on the services performed the previous month.

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

Practical expedients - We apply certain practical expedients in Topic 606 and do not disclose information about transaction prices allocated to remaining performance obligations that have original expected durations of one year or less, nor do we disclose information about transaction prices allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs to construct certain connections to our operating assets. These agreements are typically entered into in contemplation with gathering and processing agreements and transportation agreements with customers, and are part of the consideration of the contract. We previously accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under Topic 606, we record these payments as deferred revenue which are amortized into revenue over the expected contract term.
Purchases and related costs - Purchases and related costs primarily includes (i) the cost of purchased commodities, including NGLs, natural gas and condensate, and (ii) fees incurred for transportation and fractionation of commodities.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2018, 2017 and 2016. We had significant transactions with affiliates for the years ended December 31, 2018, 2017 and 2016. See Note 6, Agreements and Transactions with Related Parties and Affiliates.
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
Net Income or Loss per Limited Partner Unit - Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period using the two-class method. Diluted net income or loss per limited partner unit is computed based on the weighted average number of limited partner units, plus the effect of dilutive potential units outstanding during the period.

3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. We adopted the ASU on January 1, 2018 and it has not had any impact on our consolidated cash flows.

FASB ASU, 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which amends current measurement techniques used to estimate credit losses for financial assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

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
We adopted Topic 842 on January 1, 2019 using the modified retrospective approach without application to prior periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, and the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements on existing agreements. Policy elections made as part of our adoption of Topic 842 include (a) not recognizing lease assets or liabilities when lease terms are less than twelve months, and (b) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease. Our leasing activity primarily consists of transportation agreements, office space, vehicles and equipment. Topic 842 will result in changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements, including the recognition of a lease liability and an offsetting right-of-use asset in our consolidated balance sheets for our operating leases (with the exception of short-term leases excluded by practical expedient). However, this change will not have any impact on our net income (loss) or cash flows. See Note 19 - Commitments and Contingent Liabilities for a summary of our future minimum rental payments under our various operating leases.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

FASB ASU 2014-09 “Revenue from Contracts with Customers" or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” We adopted this ASU on January 1, 2018 using the modified retrospective method for contracts that were not completed as of the date of adoption. Under this method, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those prior periods. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We recognized the initial cumulative effect of applying this ASU as an adjustment to the opening balance of total partners’ equity.

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations was as follows:

	Year Ended December 31, 2018
	As Reported	Effect of Change	Presentation Without Adoption of ASC 606
	(millions)
Statement of Operations
Operating revenues
Sales of natural gas, NGLs and condensate	$7,764	$(148)	$7,912
Transportation, processing and other	$489	$(165)	$654

Costs and expenses
Purchases and related costs	$7,123	$(313)	$7,436

Net income	$302	$—	$302

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

4. Revenue Recognition

We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Year Ended December 31, 2018
	Gathering and Processing	Logistics and Marketing	Eliminations	Total
	(millions)
Sales of natural gas	$1,955	$2,325	$(1,752)	$2,528
Sales of NGLs and condensate (a)	3,437	6,692	(3,283)	6,846
Transportation, processing and other	432	57	—	489
Trading and marketing losses, net (b)	19	(60)	—	(41)
Total operating revenues	$5,843	$9,014	$(5,035)	$9,822

(a)   Includes $4,347 million of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.

The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $219 million as of December 31, 2018. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of 5 years as of December 31, 2018. As a practical expedient permitted by ASC 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities

Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our consolidated balance sheet.

The following table summarizes changes in contract liabilities included in our consolidated balance sheet:

December 31,
2018
(millions)
Balance, beginning of period	$—
Cumulative effect of implementation of Topic 606	36
Revenue recognized (a)	(2)
Balance, end of period	$34

(a) Deferred revenue recognized is included in transportation, processing and other on the consolidated statement of operations.

The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over the next 35 years as of December 31, 2018.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

	Year Ended December 31,
	2018	2017	2016
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$209	$197	$206
General and administrative expense	$187	$182	$197

Phillips 66 and its Affiliates

We sell a portion of our residue gas and NGLs to and purchase NGLs from Phillips 66 and its respective affiliates. We anticipate continuing to sell commodities to and purchase commodities from Phillips 66 and its affiliates in the ordinary course of business.

Enbridge and its Affiliates

We sell NGLs to and purchase NGLs from Enbridge and its affiliates. We anticipate continuing to sell commodities to and purchase commodities from Enbridge and its affiliates in the ordinary course of business.

Unconsolidated Affiliates

We have entered into 10 to 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, Texas Express Pipeline LLC, or Texas Express and Gulf Coast Express Pipeline, LLC, or Gulf Coast. Under the terms of these agreements, which expire between 2028 and 2029, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2018	2017	2016
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1,534	$1,172	$909
Purchases and related costs from affiliates	$138	$30	$18
Operating and maintenance and general administrative expenses	$13	$2	$2
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$11	$48	$—
Purchases and related costs from affiliates	$35	$43	$33
Operating and maintenance and general administrative expenses	$—	$2	$4
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$65	$54	$43
Transportation, processing, and other to affiliates	$6	$5	$5
Purchases and related costs from affiliates	$723	$504	$432
 We had balances with affiliates as follows:

	December 31, 2018	December 31, 2017
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$145	$156
Accounts payable	$22	$6
Other assets	$—	$—
Enbridge (including its affiliates):
Accounts receivable	$—	$11
Accounts payable	$2	$9
Unconsolidated affiliates:
Accounts receivable	$21	$24
Accounts payable	$72	$53
Other assets	$—	$4

7. Inventories
Inventories were as follows:

	December 31, 2018	December 31, 2017
	(millions)
Natural gas	$34	$30
NGLs	45	38
Total inventories	$79	$68
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments during the year ended December 31, 2018. We

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

recognized lower of cost or net realizable value adjustments of $2 million and $3 million during the years ended December 31, 2017 and 2016, respectively.
8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2018	December 31, 2017
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,492	$8,473
Processing, storage and terminal facilities	35 — 60 Years	5,194	5,128
Other	3 — 30 Years	568	557
Construction work in progress		470	374
Property, plant and equipment		14,724	14,532
Accumulated depreciation		(5,589)	(5,549)
Property, plant and equipment, net		$9,135	$8,983
Interest capitalized on construction projects was $19 million, $7 million and less than $1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Depreciation expense was $378 million, $367 million and $366 million for the years ended December 31, 2018, 2017 and 2016 respectively.
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

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2018 (a)	2017 (a)
	(millions)
Balance, beginning of period	$126	$124
Accretion expense	8	8
Change in ARO Estimate	6	(6)
Balance, end of period	$140	$126

(a) Asset retirement obligations are included in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statement of operations. Accretion expense for the year ended December 31, 2016 was $7 million.

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
The carrying amount of goodwill in each of our reportable segments was as follows:

	December 31, 2018			December 31, 2017
	(millions)
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
Balance, beginning of period	$159	$72	$231	$164	$72	$236
Dispositions	—	—	—	(5)	—	(5)
Balance, end of period	$159	$72	$231	$159	$72	$231

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,	December 31,
	2018	2017
	(millions)
Gross carrying amount	$410	$410
Accumulated amortization	(170)	(161)
Accumulated impairment	(143)	(143)
Intangible assets, net	$97	$106

We recorded amortization expense of $9 million, $10 million and $12 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the remaining amortization periods ranged from approximately 3 years to 17 years, with a weighted-average remaining period of approximately 12 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2019	$9
2020	9
2021	9
2022	9
2023	8
Thereafter	53
Total	$97

10. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2018	December 31, 2017
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,791	$1,633
DCP Southern Hills Pipeline, LLC	66.67%	728	739
Discovery Producer Services LLC	40.00%	344	362
Front Range Pipeline LLC	33.33%	175	165
Texas Express Pipeline LLC	10.00%	95	90
Gulf Coast Express Pipeline LLC	25.00%	146	—
Mont Belvieu Enterprise Fractionator	12.50%	24	23
Panola Pipeline Company, LLC	15.00%	23	24
Mont Belvieu 1 Fractionator	20.00%	10	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,340	$3,050

The following table represents the excess (deficit) of the carrying amount of the investment over (under) the underlying equity of our investments in unconsolidated affiliates as of December 31, 2018 and 2017:

	Excess (deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
	December 31, 2018	December 31, 2017
	(millions)
DCP Sand Hills Pipeline, LLC	$634	$648
Discovery Producer Services LLC	(15)	(18)
DCP Southern Hills Pipeline, LLC	142	145
Front Range Pipeline LLC	4	4
Texas Express Pipeline LLC	3	3
Mont Belvieu 1 Fractionator	—	(1)

Carrying amounts in excess or deficit of the underlying equity of our unconsolidated affiliates are amortized over the life of the underlying long-lived assets of the affiliate.

Earnings from investments in unconsolidated affiliates were as follows:

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Year Ended December 31,
	2018	2017	2016
	(millions)
DCP Sand Hills Pipeline, LLC	$223	$148	110
DCP Southern Hills Pipeline, LLC	68	47	44
Discovery Producer Services LLC	8	61	73
Front Range Pipeline LLC	24	17	19
Texas Express Pipeline LLC	19	9	9
Mont Belvieu Enterprise Fractionator	10	13	16
Mont Belvieu 1 Fractionator	16	6	9
Other	2	2	2
Total earnings from unconsolidated affiliates	$370	$303	$282
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2018	2017	2016
	(millions)
Statements of operations:
Operating revenue	$1,560	$1,397	$1,311
Operating expenses	$613	$647	$539
Net income	$945	$747	$768

	December 31, 2018	December 31, 2017
	(millions)
Balance sheets:
Current assets	$411	$244
Long-term assets	6,359	5,319
Current liabilities	(424)	(196)
Long-term liabilities	(221)	(200)
Net assets	$6,125	$5,167
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment, goodwill, equity investments in unconsolidated affiliates, and intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

During the year ended December 31, 2018, we recognized impairments of property, plant and equipment of $145 million for a portion of a specific asset group within the Midcontinent region and a specific asset group in the South region of the Gathering and Processing segment. We considered alternate long-term strategies for the specific portion of the asset group within our Midcontinent region while we projected continuing future losses associated with the use of the asset group within our South region. As it was determined there would be a significant repurposing of the specific portion of the asset group within the Midcontinent region and projected continuing future losses from the asset group within the South region, we determined that a triggering event occurred during the fourth quarter of 2018 requiring further analysis.

The net book value of the assets exceeded the undiscounted cash flows, therefore a fair value calculation was required. Our impairment determinations involved significant assumptions and judgments. We estimated the fair value of future cash flows by forecasting the useful lives of the assets, future commodity prices, volumes, operating costs and selecting the discount rate that reflected the risk inherent in future cash flows. Differing assumptions regarding any of these inputs could have a

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources.

There were no other impairment indicators which existed in other assets or asset groups requiring additional impairment analyses.

During the year ended December 31, 2017, we recognized impairments of property, plant and equipment, intangible assets and investment in unconsolidated affiliates of $48 million in our consolidated statement of operations. The Partnership’s management considered alternate long-term strategies for the specific asset group within our South Region. As it was determined there would be a significant repurposing of the asset, management of the Partnership determined that a triggering event occurred during the third quarter 2017, which resulted in the impairment.

The following table presents the carrying value of assets measured at fair value on a non-recurring basis, by consolidated balance sheet caption and by valuation hierarchy, as of and for the years ended December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Net Carrying Value	Asset Impairments	Net Carrying Value	Asset Impairments

	(millions)
Property, plant and equipment	$15	$145	$14	$26
Intangible assets	—	—	11	21
Investment in unconsolidated affiliates	—	—	1	1
Total impairments	$15	$145	$26	$48

The following table presents the financial instruments carried at fair value as of December 31, 2018 and December 31, 2017, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives (a)	$62	$32	$14	$108	$10	$17	$3	$30
Short-term investments (b)	$—	$—	$—	$—	$156	$—	$—	$156
Long-term assets:
Commodity derivatives (c)	$4	$2	$2	$8	$1	$1	$1	$3
Current liabilities:
Commodity derivatives (d)	$(39)	$(52)	$—	$(91)	$(29)	$(34)	$(13)	$(76)
Long-term liabilities:
Commodity derivatives (e)	$(1)	$(5)	$(2)	$(8)	$(3)	$(11)	$(1)	$(15)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.

(b)	Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.

(c)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.

(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.

(e)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the years ended December 31, 2018 and 2017, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year ended December 31, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized gains (losses) included in earnings (b)	14	1	(6)	(1)
Settlements	(3)	—	19	—
Ending balance	$14	$2	$—	$(2)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$14	$1	$—	$(1)
Year ended December 31, 2017 (a):
Beginning balance	$9	$5	$(23)	$—
Net unrealized gains (losses) included in earnings (b)	14	1	(44)	(3)
Transfers out of Level 3 (c)	—	—	—	2
Settlements	(13)	—	36	—
CME Rule 814 adjustment	(7)	(5)	18	—
Ending balance	$3	$1	$(13)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$3	$(4)	$(13)	$(1)

(a)	There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and years ended December 31, 2018 and 2017.

(b)	Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.

(c)	Amounts transferred out of Level 3 are reflected at fair value at the end of the period.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

	December 31, 2018
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$14	$0.31-$0.96	Per gallon
Natural gas	$2	$2.01-$2.56	Per MMBtu
Liabilities
Natural gas	$(2)	$2.46-$2.88	Per MMBtu
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The fair value of borrowings under the Credit Agreement and the Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2018 and December 31, 2017, the carrying value and fair value of our total debt, including current maturities, were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,337	$5,170	$4,736	$4,885
(a) Excludes unamortized issuance costs.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

12. Debt

	December 31, 2018	December 31, 2017
	(millions)
Senior notes:
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	$—	$450
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018, interest at 5.375% payable semi-annually, due July 2025	500	—
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.901%, as of December 31, 2018, due December 2022	351	—
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 3.303% as of December 31, 2018, due August 2019	200	—
Fair value adjustments related to interest rate swap fair value hedges (a)	21	23
Unamortized issuance costs	(30)	(29)
Unamortized discount	(10)	(12)
Total debt	5,307	4,707
Current debt	525	—
Total long-term debt	$4,782	$4,707
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

DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2018, DCP Receivables had $831 million of our accounts receivable under its

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Securitization Facility. Borrowings under the Securitization Facility are included in “Current debt” on the consolidated balance sheet.

Senior Notes Redemption

In August 2018, we redeemed our outstanding $450 million 9.750% Senior Notes due March 2019, totaling $468 million in aggregate principal and make-whole payments, at a price of 104.008% plus accrued interest through the redemption date. The redemption resulted in a $19 million loss, which is reflected as loss from financing activities on the consolidated statements of operations.

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

As of December 31, 2018, we had unused borrowing capacity of $1,036 million, net of $13 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,036 million as of December 31, 2018. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

to five consecutive years. The underwriters’ fees and related expenses are recorded in our consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.

The maturities of our debt as of December 31, 2018 are as follows:

Debt Maturities
(millions)
2019	$525
2020	600
2021	500
2022	701
2023	500
Thereafter	2,500
Total debt	$5,326

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2018.

Commodity Cash Flow Protection Activities

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. As of December 31, 2018 our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the first quarter of 2020. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains and (losses), net.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

•
Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2018, we were not a party to any agreements that would trigger the cross-default provisions.

Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2018, we did not have any individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2018, we have not been required to post additional collateral.
Collateral
As of December 31, 2018, we had cash deposits of $34 million, included in collateral cash deposits in our consolidated balance sheets. Additionally, as of December 31, 2018, we held cash of $13 million, included in other current liabilities in our consolidated balance sheet, related to cash postings by third parties and letters of credit of $105 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	December 31, 2018			December 31, 2017
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$116	$—	$116	$33	$—	$33
Liabilities:
Commodity derivatives	$(99)	$—	$(99)	$(91)	$—	$(91)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2018 and December 31, 2017.

Balance Sheet Line Item	December 31, 2018	December 31, 2017	Balance Sheet Line Item	December 31, 2018	December 31, 2017
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$108	$30	Unrealized losses on derivative instruments — current	$(91)	$(76)
Unrealized gains on derivative instruments — long-term	8	3	Unrealized losses on derivative instruments — long-term	(8)	(15)
Total	$116	$33	Total	$(99)	$(91)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2018:

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
(a)Relates to Discovery Producer Services LLC ("Discovery"), an unconsolidated affiliate.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
For the years ended December 31, 2018 and 2017, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations. For the years ended December 31, 2018 and 2017, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2018	2017	2016
	(millions)
Realized (losses) gains	$(149)	$(12)	$116
Unrealized gains (losses)	108	(28)	(139)
Trading and marketing losses, net	$(41)	$(40)	$(23)
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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	December 31, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2019	(1,619,000)	(40,291,250)	(36,312,499)	(2,165,000)
2020	(204,000)	—	(13,862,378)	3,660,000
2021	—	—	(5,755,322)	(3,650,000)

	December 31, 2017
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net Long Position (MMBtu)
2018	(2,701,000)	(35,977,400)	(19,656,392)	3,202,500
2019	(631,000)	—	(2,357,156)	7,177,500
2020	(50,000)	—	238,548	3,660,000
14. Partnership Equity and Distributions
Preferred Units — In October 2018 , we issued 4,400,000 of our Series C Preferred Units representing limited partnership interests (including a partial exercise of the underwriters’ option to purchase additional Series C Preferred Units) at a price of $25 per unit. We used the net proceeds of $106 million from the issuance of the Series C Preferred Units for general partnership purposes including funding capital expenditures and the repayment of outstanding indebtedness under the Credit Agreement.

Distributions of the Series C Preferred Units are payable out of available cash, accrue and are cumulative from the date of original issuance of the Series C Preferred Units and are payable quarterly in arrears on January 15th, April 15th, July 15th and October 15th of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.  The initial distribution rate will be 7.950% per year of the $25 liquidation preference per unit (equal to $1.9875 per unit).  On and after October 15, 2023, distributions will accumulate at a percentage of the $25 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 4.882%.  The Series C Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation.
In addition, during the year ended December 31, 2018, we issued 6,450,000 of our Series B Preferred Units for net proceeds of $155 million, net of offering costs. During the year ended December 31, 2017, we issued $487 million of our Series A Preferred Units, net of offering costs.

Distributions of the Preferred Units are payable out of available cash, accrue and are cumulative from the date of original issuance of the Preferred Units.

•	Distributions on the Series A Preferred Units are payable semiannually in arrears on June 15th and December 15th of each year.

•
Distributions on the Series B Preferred Units are payable quarterly in arrears on the 15th day of March, June, September and December of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

•
Distributions on the Series C Preferred Units are payable quarterly in arrears on the 15th day of January, April, July and October of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

The Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. Holders of the Preferred Units have no voting rights except for certain limited protective voting rights set forth in our Partnership Agreement.
Common Units — During the years ended December 31, 2018 and 2017, we issued no common units pursuant to our at-the-market program. As of December 31, 2018, $750 million of common units remained available for sale pursuant to our at-the-market program.
Definition of Available Cash — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash, as defined in the Partnership Agreement, to unitholders of record on the applicable record date, as determined by our general partner. Available Cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:

•	less the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business, including reserves for future capital expenditures and anticipated credit needs;

•	comply with applicable law or any debt instrument or other agreement or obligation;

•	provide funds to make payments on the Preferred Units; or

•	provide funds for distributions to our common unitholders and to our general partner for any one or more of the next four quarters.

•	plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter.
General Partner Interest and Incentive Distribution Rights - The general partner is entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 2% and limited partner interest of approximately 36% as of December 31, 2018. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner or limited partner interest.

The incentive distribution rights held by the general partner entitle it to receive an increasing share of Available Cash when pre-defined distribution targets are achieved. Currently, our distribution to our general partner related to its incentive distribution rights is at the highest level. The general partner’s incentive distribution rights were not reduced as a result of our common unit and preferred unit issuances, and will not be reduced if we issue additional units in the future and the general partner does not contribute a proportionate amount of capital to us to maintain its current general partner interest. Please read the Distributions of Available Cash sections below for more details about the distribution targets and their impact on the general partner’s incentive distribution rights.
As part of the Transaction, Phillips 66 and Enbridge agreed, if required, to provide a reduction to incentive distributions payable to our General Partner under our Partnership Agreement of up to $100 million annually through 2019 to target an approximate 1.0 times distribution coverage ratio.  Under the terms of our amended Partnership Agreement, the amount of incentive distributions paid to our General Partner will be evaluated by our General Partner on both a quarterly and annual basis and may be reduced each quarter by an amount determined by our General Partner (the “IDR giveback”). If no determination is made by our General Partner, the quarterly IDR giveback will be $20 million. The IDR giveback, of up to $100 million annually, will be subject to a true-up at the end of the year by taking our total distributable cash flow (as adjusted under our amended Partnership Agreement) less the total annual distribution payable to our unitholders, adjusted to target an approximate 1.0 times coverage ratio. During the year ended December 31, 2018 and in conjunction with the quarterly distribution, the Partnership distributed $40 million of incentive distribution rights ("IDR") givebacks to the IDR holders that were previously withheld under the amended Partnership Agreement during the year ended December 31, 2017, in accordance with the Third Amendment to the Partnership Agreement.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

•	thereafter, 48% to the general partner, plus the general partner’s pro rata interest, and the remainder to all unitholders.
Distributions — The following table presents our cash distributions paid in 2018, 2017 and 2016:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
November 14, 2018	$0.7800	$155
August 14, 2018	$0.7800	$154
May 15, 2018	$0.7800	$155
February 14, 2018	$0.7800	$194
November 14, 2017	$0.7800	$155
August 14, 2017	$0.7800	$134
May 15, 2017	$0.7800	$135
February 14, 2017	$0.7800	$121
November 14, 2016	$0.7800	$120
August 12, 2016	$0.7800	$121
May 13, 2016	$0.7800	$121
February 12, 2016	$0.7800	$121

Distributions to Series A Preferred unitholders
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4
15. Equity-Based Compensation

On April 28, 2016, the unitholders of the Partnership approved the 2016 Long-Term Incentive Plan (the “2016 LTIP” and, together with the 2012 LTIP, the “LTIP”). The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates. Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights, unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.

On February 15, 2012, the board of directors of our General Partner adopted the 2012 LTIP (the "2012 LTIP") for employees, consultants and directors of our General Partner and its affiliates who perform services for us. The 2012 LTIP provided for the grant of phantom units and DERs. The 2012 LTIP phantom units consist of a notional unit based on the value of common units or shares of Phillips 66 and Enbridge. The LTIPs are administered by the General Partner’s board of directors. All awards under the LTIPs are subject to cliff vesting.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

Under DCP Midstream, LLC's Long-Term Incentive Plan ("DCP Midstream LTIP"), awards may be granted to key employees. The DCP Midstream LTIP provides for the grant of Strategic Performance Units ("SPUs") and Phantom Units. The SPUs and Phantom Units consist of a notional unit based on the fair market value of a common unit of the Partnership. Prior to 2018, the SPUs and Phantom Units consisted of a notional unit based on the weighted average value of common shares of Phillips 66 and Enbridge as of the grant date.

Liability classified equity-based compensation expense was $11 million, $23 million and $18 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table presents the fair value of unvested unit-based awards related to the strategic performance units and phantom units:

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2018 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
SPUs	3	$4	0%-11%	2
Phantom Units	1-3	$4	0%-11%	2

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2016	208,459	$48.46
Granted	131,610	$45.31
Forfeited	(8,463)	$46.27
Vested (a)	(98,295)	$54.05
Outstanding at December 31, 2016	233,311	$44.41
Granted	98,628	$76.38
Forfeited	(18,577)	$50.31
Vested (b)	(98,627)	$58.80
Outstanding at December 31, 2017	214,735	$51.98
Granted	168,160	$36.23
Forfeited	(10,933)	$47.79
Vested (c)	(120,643)	$48.41
Outstanding at December 31, 2018	251,319	$43.33	$34.30
Expected to vest	231,936	$43.54	$34.53

(a) The 2014 grants vested at 130%.
(b) The 2015 grants vested at 180%.
(c) The 2016 grants vested at 165%.

The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2016	98,295	$7	$4
Vested or paid in cash in 2017	98,627	$11	$7
Vested or paid in cash in 2018	120,643	$9	$11

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Phantom Units - The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2016	204,368	$49.85
Granted	132,870	$45.33
Forfeited	(3,240)	$48.62
Vested	(126,681)	$50.13
Outstanding at December 31, 2016	207,317	$46.80
Granted	180,337	$59.43
Forfeited	(16,677)	$51.73
Vested	(169,896)	$53.35
Outstanding at December 31, 2017	201,081	$52.18
Granted	242,780	$36.87
Forfeited	(17,696)	$45.35
Vested	(194,459)	$45.16
Outstanding at December 31, 2018	231,706	$42.55	$33.08
Expected to vest	215,482	$42.52	$33.06

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2016	126,681	$4	$5
Vested or paid in cash in 2017	169,896	$7	$4
Vested or paid in cash in 2018	194,459	$5	$7

16. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Services, LLC, for which we incur charges under the Services Agreement. All DCP Services, LLC employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in the 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed to the retirement plan, based on years of service. All new employees are automatically enrolled in the 401(k) plan at a 6% contribution level. Employees can opt out of these contribution level or change it at any time. Additionally, DCP Services, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2018, 2017 and 2016, we expensed plan contributions of $30 million, $29 million and $29 million, respectively.

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
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
18. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes. We owned a corporation that filed its own federal, foreign and state corporate income tax returns. During the year ended December 31, 2016, we elected to convert the corporation to a limited liability company for federal income tax purposes. The income tax expense related to this corporation is included in our income tax expense, along with state and local taxes of the limited liability entities.

Income tax expense consists of the following:

	Year Ended December 31,
	2018	2017	2016
	(millions)
Current:
Federal income tax expense	$—	$—	$(19)
State income tax expense	—	(1)	(2)
Deferred:
Federal income tax expense	—	—	(22)
State income tax expense	(3)	(1)	(3)
Total income tax expense	$(3)	$(2)	$(46)

As of December 31, 2018 and 2017, we had state deferred tax liabilities of $32 million and $29 million, respectively. The state deferred tax liabilities are primarily associated with Texas franchise taxes. During the year ended December 31, 2016, we recorded a reduction to our net federal deferred tax asset of $58 million resulting from the conversion of our corporation to a limited liability company.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states, primarily Texas. The State of Texas imposes a margin tax that is assessed at 0.75%, of taxable margin apportioned to Texas for each year ended December 31, 2018, 2017 and 2016.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.
We make expenditures in connection with environmental matters as part of our normal operations. As of December 31, 2018 and 2017, environmental liabilities included in our consolidated balance sheets as other current liabilities were $3 million and $4 million, respectively. As of December 31, 2018 and 2017, environmental liabilities included in our consolidated balance sheets as other long-term liabilities were $8 million and $8 million, respectively.

The following pending proceedings involve governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect to our results of operations, financial position, or cash flows:

•
In March 2018, the New Mexico Environment Department ("NMED") issued two separate Notices of Violation ("NOV") relating to upset and malfunction event emissions at two of our gas processing plants. Following information exchanges and discussions with NMED regarding the events and the propriety of the alleged violations, on February 14, 2019 we entered into preliminary settlement agreements to resolve the alleged violations under each NOV for administrative penalties in the amount of $149,832 and $142,233, respectively. We intend to mitigate a portion of each administrative penalty through the implementation of environmentally beneficial projects.

•
In April 2018, the Colorado Department of Public Health and Environment ("CDPHE") issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants that we self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, during the first quarter of 2019, a resolution was proposed pursuant to which the plant's air

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit, in a combined amount expected to be between approximately $195,000 and $240,000. We are still evaluating and holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

Other Commitments and Contingencies — We utilize assets under operating leases in several areas of operation. Consolidated rental expense, including leases with no continuing commitment, totaled $30 million, $33 million and $37 million for the years ended December 31, 2018, 2017, and 2016, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.
Minimum rental payments under our various operating leases in the year indicated are as follows at December 31, 2018:

Future Minimum Rental Payments as of December 31, 2018
(millions)
2019	$22
2020	18
2021	14
2022	9
2023	5
Thereafter	7
Total minimum rental payments	$75

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

21. Business Segments

Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 - Summary of Significant Accounting Policies.

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

The following tables set forth our segment information:

Year Ended December 31, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$9,014	$5,843	$—	$(5,035)	$9,822
Gross margin (a)	$225	$1,578	$—	$—	$1,803
Operating and maintenance expense	(47)	(692)	(21)	—	(760)
Depreciation and amortization expense	(15)	(346)	(27)	—	(388)
General and administrative expense	(12)	(19)	(245)	—	(276)
Asset impairments	—	(145)	—	—	(145)
Other expense, net	(4)	(6)	(1)	—	(11)
Loss from financing activities	—	—	(19)	—	(19)
Earnings from unconsolidated affiliates	362	8	—	—	370
Interest expense	—	—	(269)	—	(269)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$509	$378	$(585)	$—	$302
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$509	$374	$(585)	$—	$298
Non-cash derivative mark-to-market (b)	$(4)	$112	$—	$—	$108
Capital expenditures	$8	$570	$17	$—	$595
Investments in unconsolidated affiliates, net	$350	$4	$—	$—	$354

Year Ended December 31, 2017:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$7,757	$5,467	$—	$(4,762)	$8,462
Gross margin (a)	$200	$1,377	$—	$—	$1,577
Operating and maintenance expense	(41)	(602)	(18)	—	(661)
Depreciation and amortization expense	(14)	(343)	(22)	—	(379)
General and administrative expense	(11)	(19)	(260)	—	(290)
Asset impairments	—	(48)	—	—	(48)
Other expense	(11)	—	—	—	(11)
Gain on sale of assets, net	—	34	—	—	34
Earnings from unconsolidated affiliates	243	60	—	—	303
Interest expense	—	—	(289)	—	(289)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$366	$459	$(591)	$—	$234
Net income attributable to noncontrolling interests	—	(5)	—	—	(5)
Net income (loss) attributable to partners	$366	$454	$(591)	$—	$229
Non-cash derivative mark-to-market (b)	$(4)	$(24)	$—	$—	$(28)
Non-cash lower of cost or market adjustments	$2	$—	$—	$—	$2
Capital expenditures	$3	$350	$22	$—	$375
Investments in unconsolidated affiliates, net	$147	$1	$—	$—	$148

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

Year Ended December 31, 2016:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,186	$4,490	$—	$(3,783)	$6,893
Gross margin (a)	$205	$1,227	$—	$—	$1,432
Operating and maintenance expense	(43)	(611)	(16)	—	(670)
Depreciation and amortization expense	(15)	(344)	(19)	—	(378)
General and administrative expense	(9)	(14)	(269)	—	(292)
Other (expense) income	(5)	73	(3)	—	65
Gain on sale of assets, net	16	19	—	—	35
Restructuring costs	—	—	(13)	—	(13)
Earnings from unconsolidated affiliates	209	73	—	—	282
Interest expense	—	—	(321)	—	(321)
Income tax expense	—	—	(46)	—	(46)
Net income (loss)	$358	$423	$(687)	$—	$94
Net income attributable to noncontrolling interests	—	(6)	—	—	(6)
Net income (loss) attributable to partners	$358	$417	$(687)	$—	$88
Non-cash derivative mark-to-market (b)	$(20)	$(119)	$—	$—	$(139)
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$10	$107	$27	$—	$144
Investments in unconsolidated affiliates, net	$52	$1	$—	$—	$53

	December 31,	December 31,
	2018	2017
	(millions)
Segment long-term assets:
Gathering and Processing	$9,058	$8,943
Logistics and Marketing	3,661	3,348
Other (c)	276	265
Total long-term assets	12,995	12,556
Current assets	1,271	1,322
Total assets	$14,266	$13,878

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

22. Supplemental Cash Flow Information

	Year Ended December 31,
	2018	2017	2016
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$259	$290	$306
Cash paid for income taxes, net of income tax refunds	$3	$2	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$99	$58	$27
Other non-cash changes in property, plant and equipment	$5	$5	$(3)

23. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2018 and 2017 were as follows:

2018	First	Second	Third	Fourth	Year ended December 31, 2018
	(millions, except per unit amounts)
Total operating revenues	$2,139	$2,317	$2,759	$2,607	$9,822
Operating income	$53	$34	$66	$70	$223
Net income	$63	$62	$82	$95	$302
Net income attributable to noncontrolling interests	$(1)	$(1)	$(1)	$(1)	$(4)
Net income attributable to partners	$62	$61	$81	$94	$298
Net income allocable to limited partners	$12	$10	$26	$39	$87
Basic and diluted net income per limited partner unit	$0.08	$0.07	$0.18	$0.28	$0.61

2017	First	Second	Third	Fourth	Year Ended December 31, 2017
	(millions, except per unit amounts)
Total operating revenues	$2,121	$1,949	$2,055	$2,337	$8,462
Operating income (loss)	$101	$78	$(19)	$62	$222
Net income (loss)	$101	$89	$(20)	$64	$234
Net income attributable to noncontrolling interests	$—	$(1)	$—	$(4)	$(5)
Net income (loss) attributable to partners	$101	$88	$(20)	$60	$229
Net income allocable to limited partners	$59	$47	$(59)	$14	$61
Basic and diluted net income per limited partner unit	$0.41	$0.33	$(0.41)	$0.10	$0.43

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Condensed Consolidating Balance Sheets
	December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	1,033	—	1,033
Inventories	—	—	79	—	79
Other	—	—	158	—	158
Total current assets	—	—	1,271	—	1,271
Property, plant and equipment, net	—	—	9,135	—	9,135
Goodwill and intangible assets, net	—	—	328	—	328
Advances receivable — consolidated subsidiaries	2,452	1,883	—	(4,335)	—
Investments in consolidated subsidiaries	4,818	8,113	—	(12,931)	—
Investments in unconsolidated affiliates	—	—	3,340	—	3,340
Other long-term assets	—	—	192	—	192
Total assets	$7,270	$9,996	$14,266	$(17,266)	$14,266
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$71	$1,306	$—	$1,379
Current maturities of long-term debt	—	325	200	—	525
Advances payable — consolidated subsidiaries	—	—	4,335	(4,335)	—
Long-term debt	—	4,782	—	—	4,782
Other long-term liabilities	—	—	283	—	283
Total liabilities	2	5,178	6,124	(4,335)	6,969
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,268	4,821	8,118	(12,931)	7,276
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	7,268	4,818	8,113	(12,931)	7,268
Noncontrolling interests	—	—	29	—	29
Total equity	7,268	4,818	8,142	(12,931)	7,297
Total liabilities and equity	$7,270	$9,996	$14,266	$(17,266)	$14,266

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$9,374	$—	$9,374
Transportation, processing and other	—	—	489	—	489
Trading and marketing losses, net	—	—	(41)	—	(41)
Total operating revenues	—	—	9,822	—	9,822
Operating costs and expenses:
Purchases and related costs	—	—	8,019	—	8,019
Operating and maintenance expense	—	—	760	—	760
Depreciation and amortization expense	—	—	388	—	388
General and administrative expense	—	—	276	—	276
Asset impairments	—	—	145	—	145
Other expense, net	—	—	11	—	11
Total operating costs and expenses	—	—	9,599	—	9,599
Operating income	—	—	223	—	223
Loss from financing activities	—	(19)	—	—	(19)
Interest expense, net	—	(268)	(1)	—	(269)
Income from consolidated subsidiaries	298	585	—	(883)	—
Earnings from unconsolidated affiliates	—	—	370	—	370
Income before income taxes	298	298	592	(883)	305
Income tax expense	—	—	(3)	—	(3)
Net income	298	298	589	(883)	302
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to partners	$298	$298	$585	$(883)	$298

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$298	$298	$589	$(883)	$302
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	299	299	589	(884)	303
Total comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total comprehensive income attributable to partners	$299	$299	$585	$(884)	$299

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

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

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(263)	$925	$—	$662
INVESTING ACTIVITIES:
Intercompany transfers	443	(269)	—	(174)	—
Capital expenditures	—	—	(595)	—	(595)
Investments in unconsolidated affiliates, net	—	—	(354)	—	(354)
Proceeds from sale of assets	—	—	4	—	4
Net cash provided by (used in) investing activities	443	(269)	(945)	(174)	(945)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(174)	174	—
Proceeds from debt	—	4,961	200	—	5,161
Payments of debt	—	(4,560)	—	—	(4,560)
Costs incurred to redeem senior notes	—	(18)	—	—	(18)
Proceeds from issuance of preferred limited partner units, net of offering costs	261	—	—	—	261
Distributions to preferred limited partners	(46)	—	—	—	(46)
Distributions to limited partners and general partner	(658)	—	—	—	(658)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Other	—	(6)	(1)	—	(7)
Net cash (used in) provided by financing activities	(443)	377	20	174	128
Net change in cash and cash equivalents	—	(155)	—	—	(155)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(283)	$1,179	$—	$896
INVESTING ACTIVITIES:
Intercompany transfers	58	1,141	—	(1,199)	—
Capital expenditures	—	—	(375)	—	(375)
Investments in unconsolidated affiliates, net	—	—	(148)	—	(148)
Proceeds from sale of assets	—	—	132	—	132
Net cash provided by (used in) investing activities	58	1,141	(391)	(1,199)	(391)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(1,199)	1,199	—
Proceeds from long-term debt	—	116	—	—	116
Payments of debt	—	(811)	—	—	(811)
Proceeds from issuance of preferred limited partner units, net of offering costs	487	—	—	—	487
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(545)	—	—	—	(545)
Distributions to noncontrolling interests	—	—	(7)	—	(7)
Other	—	(8)	—	—	(8)
Net cash used in financing activities	(58)	(703)	(788)	1,199	(350)
Net change in cash and cash equivalents	—	155	—	—	155
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$155	$1	$—	$156

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2016
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(305)	$950	$—	$645
INVESTING ACTIVITIES:
Intercompany transfers	483	585	—	(1,068)	—
Capital expenditures	—	—	(144)	—	(144)
Investments in unconsolidated affiliates, net	—	—	(53)	—	(53)
Proceeds from sale of assets	—	—	163	—	163
Net cash (used in) provided by investing activities	483	585	(34)	(1,068)	(34)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(1,068)	1,068	—
Proceeds from long-term debt	—	3,353	—	—	3,353
Payments of long-term debt	—	(3,628)	—	—	(3,628)
Net change in advances to predecessor from DCP Midstream, LLC	—	—	157	—	157
Distributions to limited partners and general partner	(483)	—	—	—	(483)
Distributions to noncontrolling interests	—	—	(7)	—	(7)
Other	—	(5)	—	—	(5)
Net cash provided by (used in) financing activities	(483)	(280)	(918)	1,068	(613)
Net change in cash and cash equivalents	—	—	(2)	—	(2)
Cash and cash equivalents, beginning of year	—	—	3	—	3
Cash and cash equivalents, end of year	$—	$—	$1	$—	$1

25. Subsequent Events
On January 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2019 to unitholders of record on February 4, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2019 to unitholders of record on March 1, 2019. The Series C distribution will be paid on April 15, 2019 to unitholders of record on April 1, 2019.
On January 18, 2019, we issued $325 million of additional aggregate principal amount to our existing $500 million 5.375% Senior Notes due July 2025. The full $825 million 5.375% Senior Notes due July 2025 will be treated as a single series of debt. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we expect to use for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. Interest on the notes will be paid semi-annually in arrears on the 15th day of January and July of each year, with the initial interest payment on July 15, 2019.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016 - (Continued)

On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for approximately $90 million, subject to customary purchase price adjustments. The transaction is expected to close effective March 1, 2019. We expect to recognize a loss on sale of approximately $8 million, net of goodwill, in the first quarter of 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2018.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
DCP Midstream GP, LLC
Denver, Colorado

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those consolidated financial statements.
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
/s/ Deloitte & Touche LLP

Denver, Colorado
February 25, 2019

Item 9B. Other Information

2019 Compensatory Arrangements

On February 22, 2019, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of DCP Midstream, LLC, the owner of the general partner (the “General Partner”) of the general partner of DCP Midstream, LP (the “Partnership”), established compensation levels for named executive officers of the General Partner (the “NEOs”) for the 2019 fiscal year, to be effective as of March 25, 2019, as shown below:

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen	$695,000	100%	355%	$3,857,250
Sean P. O'Brien	$459,740	75%	225%	$1,838,960
Brent L. Backes	$436,560	65%	140%	$1,331,508
Don A. Baldridge	$403,650	75%	175%	$1,412,775
Brian S. Frederick	$402,220	75%	175%	$1,407,770

The Compensation Committee also established the performance criteria for certain compensation arrangements for the NEOs for the 2019 fiscal year. The performance criteria relate to grants to the NEOs under the DCP Services, LLC 2008 Long-Term Incentive Plan (the “LTI Plan”) and awards to the NEOs under the short term cash incentive program (“STI”).

The LTI Plan provides for the grant of cash-settled phantom units and cash-settled dividend equivalent rights. The phantom units consist of a notional unit based on the fair market value of a common unit of the Partnership. The phantom units will be granted half in restricted phantom units (“RPUs”) and half in strategic performance units (“SPUs”). RPUs will vest at the end of a three-year vesting period. SPUs will vest at a range of 0% to 200% depending on the level of achievement, as determined by the Compensation Committee, during a three-year performance period measured equally by (i) distributable cash flow per common unit of the Partnership and (ii) relative total shareholder return of the Partnership as compared to the following peer group:

Andeavor Logistics LP	Equitrans Midstream Corporation	Phillips 66 Partners LP
Antero Midstream GP LP	Genesis Energy, L.P.	SemGroup Corporation
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Shell Midstream Partners, L.P.
Cheniere Energy, Inc.	Magellan Midstream Partners, L.P.	Summit Midstream Partners, LP
Crestwood Equity Partners LP	MPLX LP	Tallgrass Energy, LP
Enable Midstream Partners, LP	NGL Energy Partners LP	Targa Resources Corp.
EnLink Midstream, LLC	NuStar Energy L.P.	TC PipeLines, LP
EQM Midstream Partners, LP	ONEOK, Inc.	Western Gas Equity Partners, LP

Additionally, on February 22, 2019, the Compensation Committee approved modifying the SPU grants awarded in 2018 in order to replace the peer group therein with the same peer group above that applies to the 2019 SPU grants. As a result of a number of consolidations and eliminations of constituent companies in the original 2018 SPU peer group, the Compensation Committee determined that it was appropriate to modify the peer group for the 2018 SPU grants in order to establish a peer group that it believes is representative of the companies that investors use to assess our relative performance.

The foregoing description of the SPU and RPU grants is qualified in its entirety by reference to the terms of the grant agreements, the forms of which are filed herewith as Exhibits 10.12 and 10.13, respectively.

The 2019 payout opportunity for STI awards will be based on the level of performance achieved by the Partnership on annual strategic priorities and goals, including financial metrics of distributable cash flow, constant price cash generation, and cost; operational objectives involving various transformational efforts; and safety and environmental criteria such as recordable injury rate, process safety events, and emissions.

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

The executive officers of our General Partner are responsible for establishing and executing strategic business and operation plans and managing the day-to-day affairs of our business. All of our executive officers are also executive officers of DCP Midstream, LLC. We utilize employees of DCP Midstream, LLC, including the executive officers, to operate our business and provide us with general and administrative services that are reimbursed to DCP Midstream, LLC pursuant to the terms of the Services Agreement.

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

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	49	Chairman of the Board, President, Chief Executive Officer, and Director
Sean P. O'Brien	49	Group Vice President and Chief Financial Officer
Brent L. Backes	59	Group Vice President and General Counsel
Don Baldridge	49	President, Commercial
Brian S. Frederick	53	President, Asset Operations
Allen C. Capps	48	Director
Fred J. Fowler	72	Director
William F. Kimble	59	Director
Mark Maki	54	Director
Brian Mandell	55	Director
Bill W. Waycaster	80	Director
John Zuklic	51	Director

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

Allen C. Capps was appointed a director of DCP Midstream GP, LLC in August 2016. Mr. Capps is currently the senior vice president and chief accounting officer of Enbridge. Prior to assuming his current role in February 2017, Mr. Capps served in a similar capacity as vice president and controller of Spectra Energy since January 2012. From April 2010 until January 2012, Mr. Capps served as Vice President, Business Development, Storage and Transmission, for Union Gas Limited, Spectra Energy’s Canadian natural gas utility, and as Vice President and Treasurer of Spectra Energy from December 2007 to April 2010. Mr. Capps has broad experience in the energy industry having served in various senior level finance and accounting roles since 2003.

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

Mark Maki was appointed a director of DCP Midstream GP, LLC in July 2018. Mr. Maki serves as senior vice president, corporate planning and sponsored vehicles of Enbridge, having assumed this role in May 2018 after serving as Senior Vice President - Finance Business Partners since October 2016. Mr. Maki also served as a director of the general partner of Enbridge Energy Partners, L.P. (“EEP”) and Enbridge Energy Management, L.L.C. (“EEQ”) from October 2010 to December 2018 and as President of both companies from January 2014 to December 2018. Previously, Mr. Maki served as President of EEP and Senior Vice President of EEQ from October 2010 to January 2014 and he served Enbridge as Acting President, Gas Pipelines during 2013. Mr. Maki also previously served as Vice President - Finance of EEP and EEQ from July 2002. Prior to that time, Mr. Maki served as Controller of EEP and EEQ from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999. Mr. Maki began his career with Enbridge in 1986.

Brian Mandell was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Mandell has nearly 30 years of oil and gas industry experience serving in various marketing, commercial, and midstream roles. He is currently Senior Vice President, Marketing and Commercial, for Phillips 66. He previously served as Senior Vice President, Commercial, for Phillips 66. Prior to that, he served as Phillips 66's President, Global Marketing, and prior to that, Global Trading Lead, Clean Products, Commercial. Prior to joining Phillips 66 in May 2012, he worked for ConocoPhillips as Manager, U.S. Gasoline Trading since 2011. Previously, Mr. Mandell served in the Commercial NGL group and was named Manager of NGL Trading after working as Manager of Processing Assets and Business Development in 2006. Mr. Mandell began his career with Conoco in 1991 working in various marketing roles.

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

Mark Maki - Mr. Maki was appointed a director because of his broad range of experience in the pipeline industry having progressed through a series of accounting, regulatory, financial, and executive roles of increasing responsibility during his tenure with Enbridge in the United States and Canada. Mr. Maki brings financial expertise, leadership skills, knowledge of our business environment, and knowledge of master limited partnerships developed over 30 plus years in the industry.

Brian Mandell - Mr. Mandell was appointed a director because of his strong background and knowledge with over two decades of senior leadership experience in a variety of roles including commercial and marketing within the industry.

Bill W. Waycaster - Mr. Waycaster was appointed a director because of his lengthy tenure in the energy industry and executive management experience, spanning a period of over 50 years. Mr. Waycaster contributes valuable insight into strategic, corporate governance, and compliance matters with his prior public company leadership and board experience.

John Zuklic - Mr. Zuklic was appointed a director because of his strong knowledge and extensive experience in the energy industry gained through his current and past roles in treasury, finance, commercial, and risk management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2018.

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

Special Committee

The board of directors of our General Partner has a special committee. The special committee, comprised of two or more of our independent directors, is convened on an ad hoc basis and will review specific matters that the board believes may involve conflicts of interest, including transactions between us and DCP Midstream, LLC or its affiliates. The special committee will determine if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The special committee meets as requested by the board of directors. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee meet the independence and experience standards established by the NYSE and the Exchange Act. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

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

Copies of our Corporate Governance Guidelines, Code of Business Ethics and Audit Committee Charter are available on our website at www.dcpmidstream.com. Copies of these items are also available free of charge in print to any person who sends a request to the office of the Corporate Secretary of DCP Midstream at 370 17th Street, Suite 2500, Denver, Colorado 80202. The information contained on, or connected to, our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Unitholders or interested parties may communicate with any and all members of our board, including our non-management directors, or any committee of our board, by transmitting correspondence by mail or facsimile addressed to one or more directors by name or to the chairman of the board or any committee of the board at the following address and fax number: Name of the Director(s), c/o Corporate Secretary, DCP Midstream, 370 17th Street, Suite 2500, Denver, Colorado 80202, fax number 720-944-0124.

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

•
reviewed with Deloitte & Touche LLP, who are responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of our accounting principles and such other matters as are required to be discussed with the audit committee under the auditing standards of the Public Company Accounting Oversight Board (PCAOB);

•
received the written disclosures and the letter required by PCAOB Ethics and Independence Rules (independence discussions with audit committees) provided to the audit committee by Deloitte & Touche LLP;

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

•
based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the SEC; and

•
approved the reappointment of Deloitte & Touche LLP to serve as our independent auditors based on an annual consideration of, among other factors, the following: their historical and recent performance on our audit, the quality and candor of their communications with the audit committee and management, the depth of expertise of their audit team and the value provided by their national office, the appropriateness of their fees, how effectively they maintained their independence, their tenure as our independent auditors, their knowledge of our operations, accounting policies and practices, and internal control over financial reporting, and external data relating to audit quality and performance by them and their peer firms.

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

We have entered into the Services Agreement with DCP Midstream, LLC pursuant to which, among other matters, DCP Services, LLC makes available its employees who manage and operate our assets and serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. For the year ended December 31, 2018, the NEOs of our General Partner were Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); Brent L. Backes, Group Vice President and General Counsel, Don A. Baldridge, President, Commercial and Brian S. Frederick, President, Asset Operations.

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

Methodology - Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2017, management, on behalf of the compensation committee, engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2018. We consider Mercer to be independent of the Partnership and therefore, the work performed by Mercer does not create a conflict of interest. The Mercer study was based on compensation for a group of peer companies with similar operations obtained from public documents as well as multiple survey sources, including the 2017 Mercer Benchmark Database and the 2017 Mercer Total Compensation Survey for the Energy Sector.

The Mercer study was comprised of the following peer companies:

Boardwalk Pipeline Partners, LP	Magellan Midstream Partners, L.P.
Buckeye Partners, L.P.	MPLX LP
Crestwood Equity Partners LP	NuStar Energy L.P.
Enable Midstream Partners, LP	ONEOK, Inc.
EnLink Midstream Partners, LP	Targa Resources Corp.
Genesis Energy, L.P.	Western Gas Partners, LP

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

Components of Compensation

The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of a grant of phantom units payable in cash upon vesting under the DCP Services, LLC 2008 Long-Term Incentive Plan, or LTIP, which is based on a percentage of annual base salary. Effective March 26, 2018, the base salary, short-term incentive targets, and long-term incentive targets for our NEOs were as follows:

Name and Principal Position	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen, Chairman, President & CEO	$682,900	100%	275%	$3,243,775
Sean P. O'Brien, Group Vice President & Chief Financial Officer	$437,850	75%	200%	$1,641,938
Brent L. Backes, Group Vice President & General Counsel	$423,840	65%	140%	$1,292,712
Don A. Baldridge, President, Commercial	$390,000	75%	175%	$1,365,000
Brian S. Frederick, President, Asset Operations	$402,220	75%	175%	$1,407,770

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

The 2018 STI objectives were initially designed and proposed by our Chairman of the Board, President, and CEO and subsequently approved by the compensation committee. All STI objectives are tied to the performance of the Partnership and are subject to change each year based on annual strategic priorities and goals. The 2018 objectives comprising the total STI opportunity for the NEOs are described below.

Financial objectives (65% of total STI):

1.
Distributable Cash Flow. An objective intended to capture the annual amount of cash that is available for the quarterly distributions to our unitholders. For this objective, we established a range of performance from a minimum of $600 million to a maximum of $670 million.

2.
Constant Price Cash Generation. An objective intended to capture the cash generated from operations for the Partnership excluding the effect of commodity prices. For this objective, we established a range of performance from a minimum of $930 million to a maximum of $1,020 million.

3.
Cost. An objective intended to capture the ongoing operating and general and administrative costs of the Partnership. For this objective, we established a range of performance from a minimum of $945 million to a maximum of $900 million.

Operational objectives (20% of total STI):

1.	Plant Downtime. An objective to measure operating reliability improvement with the intent to maximize our customers’ productivity.

2.
Operational EBITDA Improvement. An objective intended to capture the additional EBITDA generated through DCP's Integrated Collaboration Center, which utilizes real-time data on our operations, financial systems, and other information to optimize asset performance to achieve higher reliability, margin, and cost savings.

Safety & Environmental Objectives (15% of total STI):

1.
Total Recordable Injury Rate (TRIR). An objective of both employee and contractor incident rates covering the assets of the Partnership. For this objective, the maximum level of performance is a TRIR of 0.32 and the minimum level of performance is a TRIR of 0.67.

2.
Process Safety Event Ratio (PSE Ratio). An objective using a broad definition of process safety events covering the assets of the Partnership. For this objective, the maximum level of performance is a PSE Ratio of 2.37 and a minimum level of performance is a PSE Ratio of 4.39.

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

Early in 2019, management prepared a report on the achievement of the Partnership objectives during 2018. These results were then reviewed and approved by the compensation committee. The level of performance achieved in 2018 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
Distributable Cash Flow	At Maximum
Constant Price Cash Generation	At Maximum
Cost	Below Minimum
Plant Downtime	Below Minimum
Operational EBITDA Improvement	At Maximum
Total Recordable Injury Rate (TRIR)	At Maximum
Process Safety Event Ratio (PSE Ratio)	Between Target & Maximum
Total Emissions	Between Minimum & Target

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

For 2018, the SPUs had the following two performance measures: (1) distributable cash flow, or DCF, as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” per common unit of the Partnership over the Performance Period; and (2) relative total shareholder return, or RTSR, defined as total shareholder return of the Partnership over the Performance Period relative to the below peer group. Half of the SPUs will be measured against the DCF performance measure and the other half will be measured against the RTSR performance measure. The compensation committee believes in utilizing DCF of the Partnership, which is a liquidity and performance measure that reflects our ability to make cash distributions to our unitholders and our general partner, and RTSR, which reflects our performance as compared to a group of representative companies that investors use to assess our relative performance, because they measure management’s effectiveness and directly align the performance of the NEOs with the success of the Partnership. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth.

For the DCF performance measure, DCF for the Partnership will be measured against the final DCF per common unit for the fiscal year 2020 as calculated from its 2020 financial statements.

As discussed in Item 9B. “Other Information,” the peer group applicable to the 2018 SPU grants under the LTIP was modified such that the peer group for the RTSR performance measure for the 3-year performance period that started in 2018 is as follows:

Andeavor Logistics LP	Equitrans Midstream Corporation	Phillips 66 Partners LP
Antero Midstream GP LP	Genesis Energy, L.P.	SemGroup Corporation
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Shell Midstream Partners, L.P.
Cheniere Energy, Inc.	Magellan Midstream Partners, L.P.	Summit Midstream Partners, LP
Crestwood Equity Partners LP	MPLX LP	Tallgrass Energy, LP
Enable Midstream Partners, LP	NGL Energy Partners LP	Targa Resources Corp.
EnLink Midstream, LLC	NuStar Energy L.P.	TC PipeLines, LP
EQM Midstream Partners, LP	ONEOK, Inc.	Western Gas Equity Partners, LP

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

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of SPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing price of our common units on the NYSE for the 20 trading days prior to the date of grant under the LTIP. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the Mercer study data for individuals in comparable positions.

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

Benefit Programs - We provide employees, including the executive officers, with a variety of health and welfare benefit programs. The health and welfare programs are intended to protect employees against catastrophic loss and promote well-being. These programs include medical, dental, life insurance, accidental death and disability, and long-term disability. We also provide employees with a monthly parking pass or a pass to be used on public transportation systems.

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

Board of Directors Report on Compensation

Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman of the Board, President, and Chief Executive Officer of the General Partner and the Group Vice President and Chief Human Resources Officer of DCP Midstream, LLC. In addition, we engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2018.

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

Board of Directors
Wouter T. van Kempen (Chairman)
Allen C. Capps
Fred J. Fowler
William F. Kimble
Mark Maki
Brian Mandell
Bill W. Waycaster
John Zuklic

Executive Compensation Tables

The following tables and accompanying narrative disclosures provide information regarding compensation of our named executive officers, or NEOs, as of December 31, 2018.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers of our General Partner for the services they provided to our business:

Name and Principal Position	Year	Salary	LTI Awards (c)	Non-Equity Incentive Plan Compensation (d)	All Other Compensation (e)	Total
Wouter T. van Kempen, Chairman of the Board, President and Chief Executive Officer
	2018	$679,292	$1,877,950	$1,039,657	$650,366	$4,247,265
	2017	$664,250	$1,506,735	$1,074,511	$442,250	$3,687,746
	2016	$—	$—	$—	$—	$1,303,012	(a)

Sean P. O’Brien, Group Vice President and Chief Financial Officer
	2018	$428,117	$875,653	$540,568	$306,141	$2,150,479
	2017	$398,550	$662,999	$451,295	$204,895	$1,717,739
	2016	$—	$—	$—	$—	$545,503	(a)

Brent L. Backes, Group Vice President and General Counsel (b)
	2018	$420,518	$593,418	$418,341	$296,270	$1,728,547
	2017	$408,538	$576,480	$429,562	$215,903	$1,630,483

Don A. Baldridge, President, Commercial (b)
	2018	$386,338	$682,430	$487,815	$245,738	$1,802,321
	2017	$373,438	$469,399	$392,655	$175,427	$1,410,919

Brian S. Frederick, President, Operations (b)
	2018	$399,065	$704,141	$366,461	$251,846	$1,721,513
	2017	$387,673	$489,116	$407,623	$172,112	$1,456,524

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
(b) This individual was first appointed an executive officer of our General Partner on February 9, 2017 and therefore was not an NEO in 2016.
(c) The amounts in this column reflect the grant date fair value of strategic performance units, or SPUs, and restricted phantom units, or RPUs granted under the LTIP, and are computed in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”, or ASC 718. SPU awards are subject to performance conditions and the amounts shown are for target performance because target is the probable outcome. For SPUs granted in 2018, the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value payable on the SPUs based on the 2018 grant date fair value, assuming the SPUs vested at the highest level of performance conditions, would be $1,877,950 for Wouter T. van Kempen, $875,653 for Sean P. O’Brien, $593,418 for Brent L. Backes, $682,430 for Don A. Baldridge, and $704,141 for Brian S. Frederick.
(d) Includes amounts payable under the STI Plan, including any amounts voluntarily deferred. These amounts are expected to be paid in March 2019.
(e) Includes DERs, Partnership contributions to the defined contribution plan and Partnership contributions to the nonqualified deferred compensation plan, as described in more detail below.

All Other Compensation

“All Other Compensation” in the summary compensation table includes the following for 2018:

Name	Company retirement contributions to defined contribution plans	Nonqualified deferred compensation program contributions	DERs	Total
Wouter T. van Kempen	$27,500	$280,884	$341,982	$650,366
Sean P. O’Brien	$30,250	$111,503	$164,388	$306,141
Brent L. Backes	$33,000	$146,469	$116,801	$296,270
Don A. Baldridge	$30,250	$89,254	$126,234	$245,738
Brian S. Frederick	$35,750	$103,891	$112,205	$251,846

Grants of Plan-Based Awards
Following are the grants of plan-based awards to the NEOs during the year ended December 31, 2018:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date (b)	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)	Grant Date Fair Value of LTIP Awards ($)
Wouter T. van Kempen	N/A	$—	$679,292	$1,358,584	—	—	—	$—
SPUs		$—	$—	$—	—	25,950	51,900	$938,975
RPUs		$—	$—	$—	25,950	25,950	25,950	$938,975
Sean P. O’Brien	N/A	$—	$321,088	$642,176	—	—	—	$—
SPUs		$—	$—	$—	—	12,100	24,200	$437,826
RPUs		$—	$—	$—	12,100	12,100	12,100	$437,826
Brent L. Backes	N/A	$—	$273,336	$546,673	—	—	—	$—
SPUs		$—	$—	$—	—	8,200	16,400	$296,709
RPUs		$—	$—	$—	8,200	8,200	8,200	$296,709
Don A. Baldridge	N/A	$—	$289,754	$579,508	—	—	—	$—
SPUs		$—	$—	$—	—	9,430	18,860	$341,215
RPUs		$—	$—	$—	9,430	9,430	9,430	$341,215
Brian S. Frederick	N/A	$—	$299,298	$598,597	—	—	—	$—
SPUs		$—	$—	$—	—	9,730	19,460	$352,070
RPUs		$—	$—	$—	9,730	9,730	9,730	$352,070
(a) Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.

(b) Grant Date is not applicable with respect to Non-Equity Incentive Plan Awards. The SPUs awarded on January 1, 2018 under the LTIP will vest in their entirety on December 31, 2020 if the specified performance conditions are satisfied or, if minimum levels of performance are not met, then the payout may be zero. The RPUs awarded on January 1, 2018 under the LTIP will vest in their entirety on December 31, 2020 if the NEO is still employed by DCP Services, or earlier in the case of death, disability, retirement or layoff.

Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the NEOs as of December 31, 2018:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested(a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested(b)
Wouter T. van Kempen	117,600	$4,297,099
Sean P. O’Brien	53,790	$1,949,245
Brent L. Backes	26,540	$1,029,687
Don A. Baldridge	40,680	$1,453,904
Brian S. Frederick	42,090	$1,506,943
(a) SPUs awarded in 2017 and 2018 vest in their entirety over a range of 0% to 200% on December 31, 2019 and 2020, respectively, if the specified performance conditions are satisfied. RPUs awarded in 2017 and 2018 vest in their entirety on December 31, 2019 and 2020, respectively. To determine the outstanding awards, the calculation of the number of SPUs that are expected to vest is based on assumed performance of 200% as the previous fiscal year performance has exceeded target performance.
(b) Value calculated based on the closing price on the NYSE on December 31, 2018 of our common units of $26.49, Enbridge’s common stock of $31.08, and Phillips 66’s common stock of $86.15. The disclosed value includes distribution equivalents earned but not vested as of December 31, 2018 with respect to SPUs awarded in 2017 and 2018. Distribution equivalents accrued in 2018 on outstanding SPUs are also reported within “All Other Compensation” in the Summary Compensation Table.

Stock Awards Vested

Following are the stock awards vested for the NEOs for the year ended December 31, 2018:

	Stock Awards
Name	Number of Units Acquired on Vesting		Value Realized on Vesting(a)
Wouter T. van Kempen	53,279	(c)	$2,772,649	(c)
Sean P. O’Brien	29,184	(c)	$1,548,918	(c)
Brent L. Backes	18,526	(b)	$787,381	(b)
Don A. Baldridge	23,404	(c)	$1,257,517	(c)
Brian S. Frederick	13,376		$686,271
(a) Value calculated based on the average closing prices on the NYSE for the last 20 trading days in 2018 of our common units of $30.62, Enbridge’s common stock of $31.45, and Phillips 66’s common stock of $87.13. The disclosed value includes distribution equivalents accrued as of December 31, 2018 with respect to SPUs awarded in 2016 and distribution equivalents paid in 2018 on RPUs awarded in 2016, 2017, and 2018. The distribution equivalents attributable to 2018 for such SPUs, and the distribution equivalents attributable to all of such RPUs, are also reported within “All Other Compensation” in the Summary Compensation Table.
(b) Includes 8,200 units that vested on December 31, 2018 due to his retirement eligibility, the value of which is based on the closing price on the NYSE on December 31, 2018 of our common units of $26.49.
(c) Includes 11,729 units for the applicable NEOs that vested on October 21, 2018, the value of which is based on the average closing prices on the NYSE for the last 20 trading days prior to the vesting date of Enbridge’s common stock of $32.95 and Phillips 66’s common stock of $112.85.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the NEOs for the year ended December 31, 2018:

Name	Executive Contributions in Last Fiscal Year(a)	Registrant Contributions in Last Fiscal Year(b)	Aggregate Earnings in Last Fiscal Year(c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2018(d)
Wouter T. van Kempen	$269,226	$280,884	$138,366	$—	$2,604,253
Sean P. O’Brien	$257,519	$111,503	$31,700	$(128,520)	$707,824
Brent L. Backes	$71,488	$146,469	$151,878	$—	$3,088,345
Don A. Baldridge	$367,985	$89,254	$48,152	$(23,863)	$1,166,857
Brian S. Frederick	$47,888	$103,891	$(41,071)	$—	$2,323,436
(a) These amounts are included in the Summary Compensation Table for the year 2018 as follows: $71,488 for Mr. Backes; $289,754 for Mr. Baldridge; and $47,888 for Mr. Frederick.
(b) These amounts are included in the Summary Compensation Table for the year 2018.
(c) At the election of each executive officer, the performance of non-qualified deferred compensation is linked to certain mutual funds or to the US High Yield BB rated Bond Index specific to the Energy sector.
(d) Includes amounts previously reported in the Summary Compensation Table for prior years.

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

The following table presents payments in the event of termination for reasons of death, disability, or if the recipient is terminated by the General Partner for reasons other than cause as of the last business day of 2018:

	2018 STI	Severance	2016 LTI	Accelerated LTIP	Total
Wouter T. van Kempen	$1,039,657	$1,024,350	$1,964,413	$2,223,581	$6,252,001
Sean P. O’Brien	$540,568	$437,850	$825,253	$1,006,943	$2,810,614
Brent L. Backes (a)	$418,341	$423,840	$846,717	$778,423	$2,467,321
Don A. Baldridge	$487,815	$390,000	$551,916	$748,953	$2,178,684
Brian S. Frederick	$366,461	$402,220	$632,514	$776,535	$2,177,730
(a) Also applicable for retirement

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Wouter T. van Kempen, the Chairman of the Board, President, and CEO of our General Partner:

For 2018, our last completed fiscal year, the median of the annual total compensation of all employees of our company (other than our CEO) was $102,450, and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $4,247,265. Based on this information, for 2018, Mr. van Kempen’s total annual compensation was 41 times that of the median of the annual total compensation of all employees.

As permitted by the SEC rules, the median employee utilized for this pay ratio disclosure for the fiscal year ended 2018 is the same employee identified for our prior pay ratio disclosure for the fiscal year ended 2017 because there were no changes during our fiscal year ended 2018 with respect to our employee population, employee compensation arrangements, or to the same median employee’s circumstances that we reasonably believe would result in a significant change to this pay ratio disclosure. In preparing this pay ratio disclosure, we took the following steps:

1.
We determined that, as of December 31, 2018, our employee population consisted of approximately 2,650 individuals with all of these individuals located in the United States (as reported in Item 1, Business, in this Annual Report on Form 10-K). This population consisted of our full-time, part-time, and temporary employees, and was substantially the same as our employee population for the prior fiscal year.

2.
In originally identifying the "median employee" for purposes of our prior pay ratio disclosure for the fiscal year ended 2017, from our employee population, we compared the 2017 earnings eligible in the short-term incentive plan plus the 2016 actual incentive paid in 2017 of our employees as reflected in our payroll records for 2017. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the "median employee."

3.	With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2018.

4.	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table above.

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

For 2018, the board approved an annual compensation package for non-employee directors, consisting of an annual $90,000 cash retainer and an annual grant of common units that approximate $100,000 of value on the date of grant. Chairpersons of committees of the board received an additional annual cash retainer of $20,000. All cash retainers were paid on a quarterly basis in arrears. Directors did not receive additional fees for attending meetings of the board or its committees. The directors were reimbursed for out-of-pocket expenses associated with their membership on the board of directors.

Following is the compensation earned by the General Partner’s non-employee directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Fred J. Fowler	$90,000	$100,475	$190,475
William F. Kimble (b)	$110,000	$100,475	$210,475
Bill W. Waycaster (c)	$110,000	$100,475	$210,475

(a)	The amounts in this column reflect the grant date fair value of common unit awards computed in accordance with ASC 718.

(b)	Mr. Kimble received an additional $20,000 annually as the audit committee chair.

(c)	Mr. Waycaster received an additional $20,000 annually as the special committee chair.

Each director is entitled to be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2018, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, determined all elements of compensation for our NEOs. Only Mr. van Kempen was a director and a NEO of our General Partner. Further Mr. van Kempen is a non-voting member of the board of directors of DCP Midstream, LLC; however, he is not a member of the compensation committee thereof, nor did he participate in deliberations of such board with regard to his own compensation. During 2018, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the board of directors of DCP Midstream, LLC, or the compensation committee of the board of directors of DCP Midstream, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our common units and Preferred Units for:

•	each person known by us to be the beneficial owner of more than 5% of our common units;

•	each director of DCP Midstream GP, LLC;

•	each NEO of DCP Midstream GP, LLC; and

•	all directors and executive officers of DCP Midstream GP, LLC as a group.
The percentage of total common units beneficially owned is based on 143,317,328 outstanding common units and the percentage of Series A Preferred Units beneficially owned is based on 500,000 outstanding Series A Preferred Units as of February 20, 2019. None of the named beneficial owners set forth in the table below owns any of the 6,450,000 outstanding Series B Preferred Units or any of the 4,400,000 outstanding Series C Preferred Units as of February 20, 2019.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
DCP Midstream, LLC (b)	52,762,526	36.8%	—	—
Harvest Fund Advisors LLC (c)	11,848,552	8.3%	—	—
ALPS Advisors, Inc. (d)	8,973,905	6.3%	—	—
Wouter T. van Kempen	2,540	*	750	*
Sean P. O'Brien	—	—	—	—
Brent L. Backes	10,406	*	150	*
Don Baldridge	10,689	*	50	*
Brian Frederick	5,500	*	—	—
Allen C. Capps	—	—	—	—
Fred J. Fowler	26,800	*	—	—
William F. Kimble	8,700	*	—	—
Mark Maki	—	—	—	—
Brian Mandell	—	—	—	—
Bill W. Waycaster	8,700	*	—	—
John Zuklic	—	—	—	—
All directors and executive officers as a group (12 persons)	73,335	*	950	*
_____________
* Less than 1%.

(a)	Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.

(b)
Includes 1,887,618 common units held by DCP Midstream GP, LP. DCP Midstream, LLC is the sole member of DCP Midstream GP, LLC, which is the general partner of DCP Midstream GP, LP, and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.

(c)
As reported on Schedule 13G filed with the SEC on February 14, 2019 by Harvest Fund Advisors LLC ("HFA") and Eric M. Conklin each with an address of 100 West Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087. The Schedule 13G reports that HFA and Mr. Conklin, as the managing partner and chair of the investment committee of HFA, have sole voting and dispositive power over 11,848,552 of the reported units.

(d)
As reported on Schedule 13G/A filed with the SEC on February 4, 2019 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1100, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of

1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 8,973,905 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	—	$—	878,100
Equity compensation plans not approved by unitholders	—	—	—
Total	—	$—	878,100

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
Services Agreement
Under the Service Agreement, we are required to reimburse DCP Midstream, LLC for costs, expenses, and expenditures incurred or payments made on our behalf for general and administrative functions including, but not limited to, legal, accounting, compliance, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, benefit plan maintenance and administration, credit, payroll, internal audit, taxes and engineering, as well as salaries and benefits of seconded employees, insurance coverage and claims, capital expenditures, maintenance and repair costs and taxes. There is no limit on the reimbursements we make to DCP Midstream, LLC under the Services Agreement for costs, expenses and expenditures incurred or payments made on our behalf.

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
Contracts with Affiliates
We sell a portion of our residue gas and NGLs to and purchase NGLs from Phillips 66 and its respective affiliates. We anticipate continuing to purchase and sell these commodities to Phillips 66 and its respective affiliates in the ordinary course of business.
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
Transportation Arrangements
The Texas Express, Front Range, Sand Hills, Southern Hills and Gulf Coast Express pipelines have in place 10 to 15-year transportation agreements with us pursuant to which we have committed to transport minimum throughput volumes at rates defined in each respective pipeline’s tariffs.
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

	Year Ended December 31,
Type of Fees	2018	2017
	(millions)
Audit Fees (a)	$3	$4

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

For the last two fiscal years, Deloitte has not billed us for assurance and related services, unless such services were reasonably related to the performance of the audit or review of our financial statements, which are included in the table above. Deloitte Tax has been engaged to review the Federal tax return of the Partnership and prepare and process the K-1 schedules for unitholders for a total fixed fee of $275,000. Prior to this engagement Deloitte had not provided any services to us over the last two fiscal years related to tax compliance, tax services and tax planning.
Audit Committee Pre-Approval Policy
The audit committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. These services may include audit services, audit-related services, tax services and other services. The audit committee has pre-approved audit related services that do not impair the independence of the independent auditors for up to $50,000 per engagement, and up to an aggregate of $100,000 annually, provided the audit committee is notified of such audit-related services in a timely manner. The audit committee may, however, from time to time delegate its authority to any audit committee member, who will report on the independent auditor services that were approved at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules included in this Item 15:
Consolidated Financial Statements of Discovery Producer Services LLC
Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC
Consolidated Financial Statements of DCP Southern Hills Pipeline, LLC

FINANCIAL STATEMENTS
Discovery Producer Services LLC
Years Ended December 31, 2018, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Management Committee of
Discovery Producer Services LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, members’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method for accounting for revenue effective January 1, 2018. Our opinion is not modified with respect to this matter.

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
February 21, 2019

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$18,187	$22,827
Trade accounts receivable:
Affiliate	11,142	13,339
Other	6,674	3,911
Prepaid insurance	2,607	2,886
Inventory	3,509	2,923
Total current assets	42,119	45,886
Property, plant and equipment, net	1,079,375	1,124,864
Intangible assets, net	13,564	13,084
Total assets	$1,135,058	$1,183,834

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$344	$1,110
Other	17,595	16,602
Asset retirement obligations	505	24,184
Deferred revenue	17,968	19,784
Other current liabilities	224	209
Total current liabilities	36,636	61,889
Non Current liabilities
Asset retirement obligations	136,684	97,896
Deferred revenue	61,559	71,135
Customer deposits	2,795	3,491
Commitments and contingent liabilities (Note 6)
Members' capital
Members' capital accounts	896,055	948,030
Other comprehensive income	1,329	1,393
Total members’ capital	897,384	949,423
Total liabilities and members’ capital	$1,135,058	$1,183,834

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017		2016
	(In thousands)

Revenues:
Product sales:
Affiliate	$46,699	$165,525		$129,609
Third-party	3,871	93		120
Transportation services	22,675	46,395		60,112
Gathering and processing services:
Affiliate	1,005	687		330
Third-party	69,504	191,351		200,723
Commodity consideration	44,497	—	—	—
Other revenues	9,606	8,793		9,012
Total revenues	197,857	412,844		399,906
Costs and expenses:
Product cost
Affiliate	—	8,750		6,168
Third-party	47,819	126,610		95,364
Proceesing commodity expense:
Affiliate	9,151	—		—
Third-party	6,894	—		—
Operating and maintenance expenses:
Affiliate	9,610	9,510		8,679
Third-party	28,692	28,719		23,479
Depreciation, amortization and accretion	71,080	93,110		76,110
Taxes other than income	2,932	2,913		2,702
General and administrative expenses- affiliate	7,639	7,454		7,219
Other (income) expense, net	(24)	(6,553)		129
Total costs and expenses	183,793	270,513		219,850
Operating income	14,064	142,331		180,056
Interest income (expense)	(638)	177		(46)
Net income	13,426	142,508		180,010
Net loss from derivative instruments, including amounts reclassified into earnings	(64)	(63)		(63)
Comprehensive income	$13,362	$142,445		$179,947

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

	Williams Field Services Group, LLC	DCP Assets Holding, LP	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance December 31, 2015	$642,896	$427,570	$1,519	$1,071,985
Distributions	(140,540)	(93,694)	—	(234,234)
Net income	108,006	72,004	—	180,010
Other comprehensive loss	—	—	(63)	(63)
Balance December 31, 2016	$610,362	$405,880	$1,456	$1,017,698
Contributions	834	556	—	1,390
Distributions	(127,266)	(84,844)	—	(212,110)
Net income	85,504	57,004	—	142,508
Other comprehensive loss	—	—	(63)	(63)
Balance December 31, 2017	$569,434	$378,596	$1,393	$949,423
Contributions	5,454	3,636	—	9,090
Distributions	(45,420)	(30,280)	—	(75,700)
Net income	8,056	5,370	—	13,426
Cumulative effect adjustments - Adoption of ASU 606 (Note 3)	725	484	—	1,209
Other comprehensive loss	—	—	(64)	(64)
Balance December 31, 2018	538,249	357,806	1,329	897,384

See accompanying notes to financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
OPERATING ACTIVITIES:
Net income	$13,426	$142,508	$180,010
Adjustments to reconcile cash provided by operations:
Depreciation, amortization, and accretion	71,080	93,110	76,110
Net loss on retirement of equipment	—	—	140
Other non-cash item	800	(6,556)	—
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(567)	25,726	(1,136)
Prepaid insurance	280	37	440
Inventory	(126)	(199)	(10)
Accounts payable	1,504	6,221	2,368
Asset retirement obligation	(4,724)	(679)	—
Customer deposits	(696)	147	2,683
Other current liabilities	14	(50)	(94)
Deferred revenue	(11,443)	(30,452)	(15,908)
Net cash provided by operating activities	69,548	229,813	244,603
INVESTING ACTIVITIES:
Property, plant and equipment - capital expenditures *	7,578	(7,390)	(8,594)
Net cash used by investing activities	7,578	(7,390)	(8,594)
FINANCING ACTIVITIES:
Distributions to members	(75,700)	(212,110)	(234,234)
Capital contributions	9,090	1,390	—
Net cash used by financing activities	(66,610)	(210,720)	(234,234)
Increase (decrease) in cash and cash equivalents	(4,640)	11,703	1,775
Cash and cash equivalents beginning of period	22,827	11,124	9,349
Cash and cash equivalents end of period	$18,187	$22,827	$11,124

Supplemental Disclosures
Non cash additions to PP&E	$—	$5,300	$—

* Increase to property, plant and equipment	$(6,302)	$(8,300)	$(8,756)
Changes in related accounts payable - affiliate, accounts payable, and construction retainage payable	(1,276)	910	162
Capital expenditures	$(7,578)	$(7,390)	$(8,594)

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

We are owned 60% by Williams Field Services Group, LLC (WFS) (a wholly-owned subsidiary of The Williams Companies, Inc. (WMB)) and 40% by DCP Assets Holding, LP (a wholly-owned subsidiary of DCP Midstream Partners, LP (DCP)). WFS is our operator. Herein, The Williams Companies, Inc., and WFS are collectively referred to as “Williams.”

We evaluated our disclosure of subsequent events through February 21, 2019, the date our financial statements were issued.

Note 2.  Summary of Significant Accounting Policies
Basis of Presentation.  The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly-owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.
Accounting standards issued and adopted
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (ASC 606). ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.
We adopted the provisions of ASC 606 effective January 1, 2018, utilizing the modified retrospective transition method for all contracts with customers, which included applying the provisions of ASC 606 beginning January 1, 2018, to all contracts not completed as of that date with the cumulative effect of applying the standard for periods prior to January 1, 2018, as an adjustment to Members’ capital, upon adoption. As a result of our adoption, the cumulative impact to our Total members’ capital, at January 1, 2018, was an increase of $1.0 million in the Consolidated Balance Sheet.
For each revenue contract type, we conducted a formal contract review process to evaluate the impact of ASC 606. The adjustment to Total members’ capital upon adoption of ASC 606 is primarily comprised of the impact to the timing of recognition of a contract with changes in the stated fixed capacity charge over time and the associated change in the time period over which the deferred revenue is recognized under ASC 606. Under ASC 606, our revenues will increase in situations where we receive noncash consideration, which exists primarily in certain of our gas processing contracts where we receive commodities as full or partial consideration for services provided. In addition, we will present the cost of natural gas associated with such noncash consideration as processing commodity expense on the Consolidated Statements of Operations and Comprehensive Income. The increase in revenues for noncash consideration will be offset by a similar increase in product cost when the commodities received are subsequently sold. Additionally, under ASC 606, our presentation of product sales and purchases will be recorded net on the Consolidated Statements of Operations and Comprehensive Income for certain arrangements wherein Discovery is considered to be an agent in its commodity purchase and sale agreements. Financial systems and internal controls necessary for adoption were implemented effective January 1, 2018. (See Note 3 - Revenue Recognition.)

New accounting standards issued not yet adopted

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to current lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures will also be required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land

Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in ASC Topic 840 “Leases.”

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted ASU 2016-02 effective January 1, 2019.

We are substantially complete with our review of contracts to identify leases based on the modified definition of a lease and implementing changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant expected changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases, which we estimate to be less than 1% of total assets. We have also evaluated ASU 2016-02’s available practical expedients on adoption. Of these practical expedients, we are electing to adopt the practical expedients, which include the practical expedient to not separate lease and non-lease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.

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

Trade Accounts Receivable.  Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no allowance for doubtful accounts as of December 31, 2018 and 2017.

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

Inventory. Inventories primarily consist of materials and supplies, with a minor amount related to natural gas liquids.

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

Intangible Assets. Our intangible assets are primarily related to amounts we paid to another party to allow us to access and serve product being shipped on their pipeline. Our intangible assets are amortized on a straight-line basis over the period in which these assets contribute to our cash flows. We evaluate these assets for changes in the expected remaining useful lives and would reflect any changes prospectively through amortization over the revised remaining useful life.

Impairment of Long-Lived Assets.  We evaluate long-lived assets for impairment when events or changes in circumstances indicate that, in our management’s judgment, the carrying value of such assets may not be recoverable. When such a determination has been made, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is not recoverable, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount by which the carrying value exceeds the estimated fair value. There were no impairments recorded during 2018, 2017 and 2016.

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
Revenue Recognition. Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation, and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liability accrued at December 31, 2018 or 2017.
Customers for our service revenues are comprised of oil and natural gas producers. Williams is the primary customer for our sales of natural gas liquids.
A performance obligation is a promise in a contract to transfer a distinct good or service (or integrated package of goods or services) to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, when, or as, the performance obligation is satisfied. A performance obligation is distinct if the service is separately identifiable from other items in the integrated package of services and if a customer can benefit from it on its own or with other resources that are readily available to the customer. An integrated package of services typically represents a single performance obligation if the services are contained within the same contract or within multiple contracts entered into in contemplation with one another that are highly interdependent or highly interrelated, meaning each of the services is significantly affected by one or more of the other services in the contract. Our service revenue contracts contain a series of distinct services, with the majority of our contracts having a single performance obligation that is satisfied over time as the customer simultaneously receives and consumes the benefits provided by our performance. Most of our product sales contracts have a single performance obligation with revenue recognized at a point in time when the products have been sold and delivered to the customer.
For our businesses, reimbursement and service contracts with customers are viewed together as providing the same commercial objective, as we have the ability to negotiate the mix of consideration between reimbursements and amounts billed over time. Accordingly, we generally recognize reimbursements of construction costs from customers on a gross basis as a contract liability separate from the associated costs included within property, plant, and equipment. The contract liability is recognized into service revenues as the underlying performance obligations are satisfied.
Gathering, Processing, and Transportation Services
Revenues from our businesses include contracts for natural gas gathering, processing, treating, compression, transportation, and other related services with contract terms that are generally long-term in nature and may extend up to the production life of the associated reservoir. As such, revenue is recognized at the daily completion of the integrated package of services as the integrated package represents a single performance obligation. Additionally, certain contracts in our businesses contain fixed or upfront payment terms that result in the deferral of revenues until such services have been performed or such capacity has been made available.
We generally earn a contractually stated fee per unit for the volume of product transported, gathered, or processed. The rate is generally fixed; however, certain contracts contain variable rates that are subject to change based on levels of throughput. For all of our contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price. The excess of consideration received over revenue recognized results in the deferral of those amounts until future periods based on a units of production or straight-line methodology.
Under keep-whole and percent-of-liquids processing contracts, we receive commodity consideration in the form of natural gas liquids (NGLs) and take title to the NGLs at the tailgate of the plant. We recognize such commodity consideration as service revenue based on the market value of the NGLs retained at the time the processing is provided. The current market value, as opposed to the market value at the contract inception date, is used due to a combination of factors, including the fact that the volume, mix, and market price of NGL consideration to be received is unknown at the time of contract execution and is not specified in our contracts with customers. Additionally, product sales revenue (discussed below) is recognized upon the sale of the NGLs to a third party based on the sales price at the time of sale. As a result, revenue is recognized both at the time the processing service is provided in product sales and at the time the NGLs retained as part of the processing service are sold in gathering and processing commodity consideration third party. The recognition of revenue related to commodity consideration has the impact of increasing the book value of NGL inventory, resulting in higher product cost at the time of sale. Given that most inventory is sold in the same period that it is generated, the impact of these transactions is expected to have little impact to operating income.

Product Sales
In the course of providing gathering and processing services to customers of our businesses, we may receive different quantities of natural gas from customers than the quantities delivered on behalf of those customers. The resulting imbalances are primarily settled through the purchase or sale of natural gas with each customer under terms provided for in our FERC tariffs or gathering and processing agreements. Revenue is recognized from the sale of natural gas upon settlement of imbalances.
In certain instances, we purchase NGLs, and natural gas from our oil and natural gas producer customers. In addition, we retain NGLs as consideration in certain processing arrangements, as discussed above in the Service Revenues section. We recognize revenue from the sale of these commodities when the products have been sold and delivered, except in certain instances where we have concluded that we are an agent in the arrangement, in which case we record such sales on a net basis. Our product sales contracts are primarily short-term contracts based on prevailing market rates at the time of the transaction.
Note 3. Revenue Recognition
Contract Assets
The following table presents a reconciliation of our contract assets:

Year-to-Date December 31. 2018
(Thousands)
Balance at beginning of period (January 1, 2018)	$800
Payments received and deferred	(435)
Impairment of contract asset	(365)
Balance at end of period (December 31, 2018)	$—
Contract Liabilities
Our contract liabilities consist of advance payments primarily from construction reimbursements, prepayments, and other billings for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied, which is primarily based on a units of production methodology over the remaining contractual service periods, and are classified as current or noncurrent according to when such amounts are expected to be recognized.
Contracts requiring advance payments and the recognition of contract liabilities are evaluated to determine whether the advance payments provide us with a significant financing benefit. This determination is based on the combined effect of the expected length of time between when we transfer the promised good or service to the customer, when the customer pays for those goods or services, and the prevailing interest rates. We have assessed our contracts for significant financing components and determined that one contract contains a significant financing component. As a result, we recognize noncash interest expense based on the effective interest method and revenue (noncash) is recognized utilizing units of production over the life of the corresponding customer contract.
The following table presents a reconciliation of our contract liabilities:

Year-to-Date December 31. 2018
(Thousands)
Balance at beginning of period (January 1, 2018)	$90,918
Payments received and deferred	9,422
Recognized in revenue	(20,813)
Balance at end of period (December 31, 2018)	$79,527

The following table presents the amount of the contract liabilities balance as of December 31, 2018, expected to be recognized as revenue in each of the next five years as performance obligations are expected to be satisfied:

(Thousands)
2019	$18,267
2020	12,917
2021	9,529
2022	6,984
2023	6,276
Thereafter	25,554
Total	$79,527
Remaining Performance Obligations
The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2018. These primarily include long-term contracts containing fixed payments associated with gathering services and offshore production handling. As a practical expedient permitted by ASC 606, this table excludes variable consideration as well as consideration in contracts that is recognized in revenue as billed. It also excludes consideration received prior to December 31, 2018, that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2018, do not consider potential future performance obligations for which the renewal has not been exercised.

(Thousands)
2019	$24,222
2020	19,981
2021	16,032
2022	12,217
2023	10,736
Thereafter	18,349
Total	$101,537

Impact of Adoption of ASC 606
The following table depicts the impact of the adoption of ASC 606 on our 2018 financial statements. The adoption of ASC 606 did not result in adjustments to total operating, investing, or financing cash flows.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED BALANCE SHEETS

	As reported	Adjustments resulting from ASC 606	Balance without adoption of ASC 606

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$18,187	$—	$18,187
Trade accounts receivable:
Affiliate	11,142	—	11,142
Other	6,674	—	6,674
Prepaid insurance	2,607	—	2,607
Inventory	3,509	(186)	3,323
Total current assets	42,119	(186)	41,933
Property, plant and equipment, net	1,079,375	—	1,079,375
Intangible assets, net	13,564	—	13,564
Total assets	$1,135,058	$(186)	$1,134,872

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$344	$—	$344
Other	17,595	—	17,595
Asset retirement obligations	505	—	505
Deferred revenue	17,968	—	17,968
Other current liabilities	224	—	224
Total current liabilities	36,636	—	36,636
Non Current liabilities
Asset retirement obligations	136,684	—	136,684
Deferred revenue	61,559	(575)	60,984
Customer deposits	2,795	—	2,795
Commitments and contingent liabilities (Note 6)
Members' capital
Members' capital accounts	896,055	389	896,444
Other comprehensive income	1,329	—	1,329
Total members’ capital	897,384	389	897,773
Total liabilities and members’ capital	$1,135,058	$(186)	$1,134,872

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	As reported	Adjustments resulting from ASC 606	Balance without adoption of ASC 606

	(In thousands)

Revenues:
Product sales:
Affiliate	$46,699	$123,116	$169,815
Third-party	3,871	5,199	9,070
Transportation services	22,675	—	22,675
Gathering and processing services:
Affiliate	1,005	(508)	497
Third-party	69,504	—	69,504
Commodity consideration	44,497	(44,497)	—
Other revenues	9,606	800	10,406
Total revenues	197,857	84,110	281,967
Costs and expenses:
Product cost
Affiliate	—	9,151	9,151
Third-party	47,819	90,586	138,405
Proceesing commodity expense:
Affiliate	9,151	(9,151)	—
Third-party	6,894	(6,894)	—
Operating and maintenance expenses:
Affiliate	9,610	—	9,610
Third-party	28,692	(147)	28,545
Depreciation, amortization and accretion	71,080	—	71,080
Taxes other than income	2,932	—	2,932
General and administrative expenses- affiliate	7,639	—	7,639
Other (income) expense, net	(24)	—	(24)
Total costs and expenses	183,793	83,545	267,338
Operating income	14,064	565	14,629
Interest income (expense)	(638)	1,033	395
Net income	13,426	1,598	15,024
Net loss from derivative instruments, including amounts reclassified into earnings	(64)	—	(64)
Comprehensive income	$13,362	$1,598	$14,960

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

	As reported	Adjustments resulting from ASC 606	Balance without adoption of ASC 606
	(Thousands)
Balance December 31, 2017	$949,423	$—	$949,423
Contributions	9,090	—	9,090
Distributions	(75,700)	—	(75,700)
Net income	13,426	1,598	15,024
Cumulative effect adjustments - Adoption of ASU 606 (Note 3)	1,209	(1,209)	—
Other comprehensive loss	(64)	—	(64)
Balance December 31, 2018	897,384	389	897,773

Note 4.  Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include sales to Williams of NGLs to which we take title and excess natural gas. The related-party revenues associated with Williams in 2018, 2017, and 2016 were $48.1 million, $166.1 million, and $129.9 million, respectively. During 2018, Phillips 66 (an affiliate of DCP) paid us an exchange fee of $.4 million. The amount is netted in product sales. Also in 2018, we paid Phillips 66 $2 million for connection to their River Parish NGL system. We recorded the payment as an intangible asset. There were no transactions with Phillip 66 in 2017 or 2016.

Processing commodity expense- affiliate includes natural gas purchases from Williams for fuel and shrink requirements.

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses- affiliate includes the following:

Direct payroll and employee benefit costs incurred on our behalf by Williams;

Transportation expense under a 10-year transportation agreement for pipeline capacity through 2020 from Texas Eastern Transmission, LP (an affiliate of DCP) for $1.1 million in each of 2018, 2017 and 2016; and

Storage expense under a 20-year agreement to store parts, tools and equipment in a warehouse owned by Williams PERK, LLC (an affiliate of WFS) through 2033 for $0.3 million in each of 2018, 2017 and 2016.

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Capitalized labor	$321	$464	$754
Capitalized project fee	203	179	249
Total	$524	$643	$1,003

Note 5.  Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2018 and 2017:

			Estimated
	Years Ended December 31,		Depreciable
	2018	2017	Lives
	(In thousands)
Property, plant, and equipment:
Pipelines	$1,110,217	$1,108,031	25 - 35 years
Plant and other equipment	547,654	532,502	25 - 35 years
Buildings	31,521	31,521	25 - 35 years
Land and land rights	8,673	8,544	0 - 35 years
Construction work in progress	1,565	4,012
Total property, plant, and equipment	1,699,630	1,684,610
Less accumulated depreciation	620,255	559,746
Net property, plant, and equipment	$1,079,375	$1,124,864

Depreciation expense in 2018, 2017 and 2016 was $61.7 million, $83.5 million and $66.8 million, respectively.

Commitments for construction and acquisition of property, plant and equipment totaled $0.9 million at December 31, 2018.

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

A rollforward of our asset retirement obligation for 2018 and 2017 is presented below:

	Years Ended December 31,
	2017	2016
	(In thousands)
Balance at January 1	$122,080	$123,440
Accretion expense	7,231	7,553
Estimate revisions*	12,602	(10,909)
New obligation incurred	—	2,675
Settlements	(4,724)	(679)
Balance at December 31	$137,189	$122,080

*2018 includes an increase of $31.5 million primarily associated with an increase in the estimated retirement cost for our Paradis and Larose plants, partially offset by an $18.9 million reduction due to the final spending for a retirement being less than the liability recorded. 2017 includes a $12.3 million reduction related to assets determined not to have a retirement obligation.

Note 6.  Intangible Assets

Gross intangible assets at December 31, 2018 and 2017 were $23.3 million and $20.7 million, respectively. Accumulated amortization at December 31, 2018 and 2017 was $9.8 million and $7.6 million, respectively. The amortization expense was $2.1 million for 2018, $2.0 million for 2017, and $2.0 million and 2016. The intangible assets are being amortized on a straight-line basis with lives between 10 and 20 years. Amortization expense is expected to be $2.3 million annually for the next five years.

Note 7.  Commitments and Contingent Liabilities

We lease the land on which the Paradis fractionator and the Larose processing plant are located. The term for the leases were renewed for an additional 10 years beginning in 2017. The future minimum annual rentals under this non-cancelable lease as of December 31, 2018 are payable as follows:

(In thousands)
2019	$115
2020	115
2021	115
2022	115
2023	120
Thereafter	478
Total	$1,058

Total rent and lease expense for 2018, 2017, and 2016, including a cancelable platform space lease and miscellaneous month-to-month leases, was $0.9 million, $1.4 million, and $1.1 million, respectively. These amounts exclude the Texas Eastern and PERK transactions which are disclosed in Note 4.

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

17

Note 8.  Financial Instruments, Concentrations of Credit Risk and Major Customers

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, other current assets and other current liabilities approximate their fair value because of their short-term nature, and each represents a Level 1 estimate.

Concentrations of Credit Risk

Our cash equivalents balance is primarily invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government.

At December 31, 2018, substantially all of customer accounts receivable result from product sales and gathering from our largest customers. This concentration may impact our overall credit risk either positively or negatively, in that the entity may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We incurred no gain/loss on receivables in 2018, 2017 or 2016.

Major Customers

Williams accounted for $48.1 million (24.3%), $166.1 million (40%), and $129.9 million (32%) respectively, of our total revenues in 2018, 2017, and 2016. These revenues were for the sale of NGLs purchased from or received as compensation under processing contracts with third-party producers.

During 2018, Anadarko accounted for $40.9 million (20.6%) of our total revenues. These revenues were for gathering, processing, transportation, commodity consideration and other services.

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

Note 9.  Rate and Regulatory Matters

Rate and Regulatory Matters.  Pursuant to the terms of its FERC Gas Tariff, DGT has the right to file, on an annual basis, a request with the FERC for a fuel lost-and-unaccounted-for gas (FL&U) percentage (“the retention rate”) to be assessed shippers for the upcoming fiscal year beginning July 1. On May 31, 2017, DGT filed a report with the FERC stating that it was not revising its currently effective FL&U retention rate of 0.0 percent at this time based upon the actual fuel use, system loss and gas retained experienced in 2016. On December 21, 2017, the FERC issued a letter order accepting the May 31, 2017 report. The actual system loss for 2017 was $2.3 million. On May 31, 2018, DGT filed to increase the FL&U retention rate from 0.0% (zero percent) to 0.13% (thirteen one-hundredths of one percent) per dekatherm (Dt) to be assessed on gas received into DGT’s system commencing July 1, 2018. The revised retention rate was based upon the actual fuel use, system loss and gas retained in 2017. On June 22, 2018, the FERC issued a letter order approving the requested retention rate revision. The actual system loss for 2018 was $1.5 million with FL&U recovered of $0.3 million. The above amounts were recognized in each year’s respective operating income.

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

On November 15, 2018, DGT filed its annual HMRE surcharge adjustment to maintain the currently effective $0.0500 per Dt surcharge for 2019. The filing reflected an additional $0.13 million of qualifying HMRE costs to be recovered by the surcharge. As reflected in the application, the total HMRE amount to be recovered over future periods was $9.4 million as of September 30, 2018. The Commission approved the requested surcharge by letter order dated December 11, 2018.

Note 10.  Subsequent Events

During January 2019, we made distributions to our partners totaling $3.4 million.

DCP SAND HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2018, 2017 and 2016

INDEPENDENT AUDITORS’ REPORT

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

We have audited the accompanying consolidated financial statements of DCP Sand Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC and its subsidiary as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in discussed in Note 3 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance related to recognition of revenue from contracts with customers. Our opinion is not modified with respect to this matter.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 8, 2019

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$16.6	$17.5
Accounts receivable:
Affiliates	40.0	25.0
Trade and other	15.1	9.2
Other current assets	0.1	0.2
Total current assets	71.8	51.9
Property, plant and equipment, net	1,815.6	1,547.0
Other long-term assets	6.5	3.5
Total assets	$1,893.9	$1,602.4

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$12.7	$14.4
Affiliates	6.2	4.5
Deferred revenue - affiliates	—	3.5
Accrued taxes	14.8	8.4
Accrued capital expenditures	9.7	12.9
Accrued liabilities and other	6.0	8.6
Total current liabilities	49.4	52.3
Contract liabilities - affiliates	34.0	—
Other long-term liabilities	5.3	4.5
Total liabilities	88.7	56.8
Commitments and contingent liabilities
Total members’ equity	1,805.2	1,545.6
Total liabilities and members’ equity	$1,893.9	$1,602.4

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
Operating revenues:
Transportation - affiliates	$389.0	$246.4	$182.5
Transportation	91.4	85.6	86.3
Other revenue - affiliates	—	—	0.2
Total operating revenues	480.4	332.0	269.0
Operating costs and expenses:
Cost of transportation - affiliates	6.0	3.6	6.8
Cost of transportation	3.0	3.0	3.8
Operating and maintenance expense	68.8	42.9	35.9
Depreciation expense	36.4	30.1	28.9
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	2.6	2.5	2.5
Total operating costs and expenses	122.0	87.3	83.1
Operating income	358.4	244.7	185.9
Interest income	1.0	0.4	0.1
Income tax expense	(2.7)	(1.7)	(1.6)
Net income	$356.7	$243.4	$184.4

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	DCP Sand Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Sand Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2016	$431.3	$431.4	$431.4	$1,294.1
Contributions from members	22.0	21.8	21.9	65.7
Distributions to members	(69.6)	(69.6)	(69.6)	(208.8)
Net income	61.5	61.4	61.5	184.4
Balance, December 31, 2016	445.2	445.0	445.2	1,335.4
Contributions from members	73.3	73.2	73.3	219.8
Distributions to members	(84.3)	(84.4)	(84.3)	(253.0)
Net income	81.1	81.2	81.1	243.4
Balance, December 31, 2017	515.3	515.0	515.3	1,545.6
Contributions from members	27.1	155.6	91.4	274.1
Distributions to members	(24.4)	(227.7)	(126.1)	(378.2)
Cumulative effect adjustment (see Note 2)	2.3	2.4	2.3	7.0
Transfer of interest in DCP Sand Hills Pipeline, LLC (see Note 1)	(555.7)	555.7	—	—
Net income	35.4	202.5	118.8	356.7
Balance, December 31, 2018	$—	$1,203.5	$601.7	$1,805.2

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
OPERATING ACTIVITIES:
Net income	$356.7	$243.4	$184.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36.4	30.1	28.9
Other	(1.9)	0.7	1.0
Change in operating assets and liabilities:
Accounts receivable	(21.2)	(13.3)	(0.9)
Accounts payable	(0.6)	2.9	(1.7)
Deferred revenues	(3.5)	(11.2)	(19.0)
Other current assets	—	—	0.1
Other current liabilities	9.0	1.0	5.9
Other long-term assets	(2.9)	0.4	(2.7)
Other long-term liabilities	2.0	(0.1)	(0.6)
Net cash provided by operating activities	374.0	253.9	195.4
INVESTING ACTIVITIES:
Capital expenditures	(270.8)	(211.2)	(57.3)
Proceeds from sale of assets	—	—	0.1
Net cash used in investing activities	(270.8)	(211.2)	(57.2)
FINANCING ACTIVITIES:
Contributions from members	274.1	219.8	65.7
Distributions to members	(378.2)	(253.0)	(208.8)
Net cash used in financing activities	(104.1)	(33.2)	(143.1)
Net change in cash and cash equivalents	(0.9)	9.5	(4.9)
Cash and cash equivalents, beginning of period	17.5	8.0	12.9
Cash and cash equivalents, end of period	$16.6	$17.5	$8.0

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

1. Description of Business and Basis of Presentation

DCP Sand Hills Pipeline, LLC, with its consolidated subsidiary, or Sand Hills, "we", "our", the "Company", or "us", is engaged in the business of transporting natural gas liquids, or NGLs. The Sand Hills pipeline is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills pipeline was placed into service in June 2013.

We are a limited liability company owned 66.665% by DCP Pipeline Holding LLC, a 100% owned subsidiary of DCP Midstream, LP, or DCP Midstream, and 33.335% by Phillips 66 Sand Hills LLC, a 100% owned subsidiary of Phillips 66 Partners LP, or Phillips 66 Partners. On May 1, 2018, DCP Sand Holding, LLC, a 100% owned subsidiary of DCP Midstream, contributed its 33.335% ownership interest in the Company to DCP Pipeline Holding LLC. Previously, we were owned 33.330% by DCP Pipeline Holding LLC, 33.335% by DCP Sand Holding, LLC, and 33.335% by Phillips 66 Sand Hills LLC. Throughout these consolidated financial statements, DCP Midstream and Phillips 66 Partners will together be referenced as the members. DCP Midstream is the operator of the Sand Hills pipeline.

The Company allocates revenues, costs, and expenses in accordance with the terms of the Second Amended and Restated LLC Agreement, which became effective on September 3, 2013, or the LLC Agreement, to each of the members based on each member’s ownership interest. Under terms of the LLC Agreement, the members are required to fund capital calls necessary to fund the capital requirements of the Company, including capital expansion and working capital requirements. Under the terms of the LLC Agreement, cash calls and cash distributions from operations are allocated to the members based upon each member’s respective ownership interest.

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

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2018 and 2017, we invested $16.6 million and $17.5 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. Given that short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We extend credit to customers and other parties in the normal course of business and have established various procedures to manage our credit exposure, including initial credit approvals, credit limits and rights of offset.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

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

Revenue Recognition - Our operating revenues are primarily derived from services related to transportation of NGLs. Revenues from transportation agreements are recognized based on contracted volumes transported in the period the services are provided. Our contracts generally have terms that extend beyond one year, and related revenues are recognized over time. The performance obligation for most of our contracts encompasses a series of distinct services performed on discrete daily quantities of NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the transportation services provided. Revenue is recognized over time consistent with the transfer of services over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided as the uncertainty is resolved.

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs we incur to construct certain connections to our operating assets. These agreements are typically entered into in conjunction with transportation agreements with customers. We previously accounted for these arrangements as a reduction to the cost basis of our long-lived

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under Topic 606 we record these payments as contract liabilities which will be amortized into revenue over the expected contract term.

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2018 and one third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2017 and 2016. There were significant transactions with affiliates for each of the years ended December 31, 2018, 2017 and 2016. See Note 6, Agreements and Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2018, 2017 and 2016, deferred state income tax expense totaled $0.5 million, $0.5 million and $0.7 million, respectively. For the years ended December 31, 2018, 2017 and 2016, current state income tax expense totaled $2.2 million, $1.2 million and $0.9 million, respectively.

3. Recent Accounting Pronouncements

FASB ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. We adopted this ASU on January 1, 2018 and it has not had any impact on our consolidated cash flows.

FASB ASU, 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires measuring all expected credit losses for financial instruments held at the reporting date based on historical experience and immediate recognition of management’s estimates of current expected credit losses. We intend to adopt this ASU when it is effective for public entities, which is for annual reporting periods beginning after December 15, 2019, and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases.

We adopted Topic 842 on January 1, 2019 using the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance within the new standard, and the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements on existing agreements. Policy elections made as part of our adoption of Topic 842 include (a) not recognizing lease assets or liabilities when lease terms are less than twelve months, and (b) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease. Topic 842 will result in changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements, including the recognition of a lease liability and an offsetting right-of-use asset in our consolidated balance sheets for our operating leases (with the exception of short-term leases excluded by practical expedient). However, this change will not have any impact on our net income or cash flows. We are not a lessor under any agreements. See our future minimum lease payments under our operating leases in Note 8.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” We adopted this ASU on January 1, 2018 using the

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

modified retrospective method. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We recognized the initial cumulative effect of applying this ASU as an adjustment to the 2018 opening balance of members’ equity.

The adjustment to members' equity represents the difference between amortizing deferred customer balances over the fixed asset useful life versus the estimated contract term. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(millions)
Balance sheet
Assets
Property, plant and equipment, net	$1,547.0	$43.7	$1,590.7

Liabilities and members’ equity
Liabilities
Contract liabilities	$—	$36.7	$36.7

Members’ equity	$1,545.6	$7.0	$1,552.6

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(millions)
Statement of operations
Operating revenues
Transportation	$480.4	$477.5	$2.9

Operating costs and expenses
Depreciation expense	$36.4	$35.3	$1.1

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(millions)
Balance sheet
Assets
Property, plant and equipment, net	$1,815.6	$1,771.0	$44.6

Liabilities and members’ equity
Liabilities
Contract liabilities	$34.0	$—	$34.0

Members’ equity	$1,805.2	$1,810.4	$(5.2)

Aside from the adjustments to the opening consolidated balance sheet noted above, the impact of adoption on our consolidated total operating, financing or investing activities of our consolidated statement of cash flows for the period ended December 31, 2018 was immaterial.

4. Remaining Performance Obligation

Our remaining performance obligations consist primarily of minimum volume commitment fee arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as transportation revenue in the consolidated statements of operations. The total amount of remaining performance obligations is estimated at approximately $488.6 million as of December 31, 2018. Our remaining performance obligations are expected to be recognized through 2024 with a weighted average remaining life of 3 years as at December 31, 2018. As a practical expedient permitted by ASC 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Assets and Liabilities

During 2018, we have entered into agreements with customers that provide for minimum volume commitments. Under these agreements, our customers agree to ship a minimum volume of product on our pipeline over an agreed time period. If a customer fails to meet its minimum volume commitment for a specified period, the customer is obligated to pay a contractually-determined fee based upon the shortfall between the actual product volumes and the minimum volume commitment for that period. We record revenue under minimum volume contracts during periods of shortfall when it is known that the customer cannot, or will not, make up some or all of the deficiency in subsequent periods. For the year ended December 31, 2018, we recognized $1.9 million of deficiency fees, which is reflected in transportation revenue.

Our contract liabilities primarily consist of deferred revenue received from reimbursable projects. The following table summarizes changes in contract liabilities included in our balance sheets:

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

December 31, 2018
(millions)

Balance, beginning of period	$36.7
Additions	2.0
Revenue recognized (a)	(2.9)
Other (b)	(1.8)
Balance, end of period	$34.0

(a) Deferred revenue recognized is included in affiliate transportation revenues on the consolidated statement of operations.
(b) Amended reimbursable projects

6. Summary of Transactions with Affiliates

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2018, 2017 and 2016.

DCP Southern Hills Pipeline, LLC

We have a long-term capacity arrangement with DCP Southern Hills Pipeline, LLC, or Southern Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has the right to transport minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

Summary of Transactions with Affiliates

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

The following table summarizes our transactions with affiliates:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$384.1	$236.7	$169.8
Cost of transportation - affiliates	$6.0	$3.6	$6.8
General and administrative expense - affiliates	$5.0	$5.0	$5.0
Southern Hills:
Transportation - affiliates	$3.3	$3.2	$3.2
Phillips 66:
Transportation - affiliates	$1.5	$6.5	$9.5
General and administrative expense - affiliates	$0.2	$0.2	$0.2
Enbridge:
Transportation - affiliates	$0.1	$—	$—

We had balances with affiliates as follows:

	December 31,	December 31,
	2018	2017
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$39.7	$23.8
Accounts payable	$6.2	$4.5
Deferred revenue	$—	$3.5
Contract liabilities	$34.0	$—
Southern Hills:
Accounts receivable	$0.3	$0.3
Phillips 66:
Accounts receivable	$—	$0.9
Other current assets	$0.1	$—

7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

	Depreciable	December 31,	December 31,
	Life	2018	2017
		(millions)

Transmission systems	20-50 Years	$1,957.9	$1,530.3
Processing facilities	35-60 Years	0.3	0.3
Other	3-30 Years	3.4	3.2
Land		0.4	0.2
Construction work in progress		20.8	140.9
Property, plant and equipment		1,982.8	1,674.9
Accumulated depreciation		(167.2)	(127.9)
Property, plant and equipment, net		$1,815.6	$1,547.0

Asset Retirement Obligations - As of December 31, 2018 and 2017, we had AROs of $1.9 million and $1.7 million, respectively, included in other long-term liabilities in our consolidated balance sheets. For each of the years ended December 31, 2018, 2017 and 2016, accretion expense was less than $0.1 million. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

8. Commitments and Contingent Liabilities

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

Environmental - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to the available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipeline and associated facilities used in our business. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

Operating Leases - Consolidated rental expense, including leases with no continuing commitment, was $4.7 million, $3.9 million and $3.5 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term. Minimum lease payments under our operating leases is $1.8 million for year ended December 31, 2019.

9. Supplemental Cash Flow Information

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$18.2	$20.6	$15.1
Cumulative effect of applying ASU 2014-09 on property, plant and equipment	$43.7	$—	$—
Cumulative effect of applying ASU 2014-09 on contract liabilities	$(36.7)	$—	$—
Cumulative effect of applying ASU 2014-09 on members’ equity	$(7.0)	$—	$—
Other non-cash changes in property, plant and equipment, net	$0.4	$0.1	$(0.3)

10. Subsequent Events

We have evaluated subsequent events occurring through February 8, 2019, the date the consolidated financial statements were available to be issued and have identified no events that require adjustments to or disclosure in these consolidated financial statements.

DCP SOUTHERN HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2018, 2017 and 2016

INDEPENDENT AUDITORS’ REPORT

To the Members of
DCP Southern Hills Pipeline, LLC
Denver, Colorado

We have audited the accompanying consolidated financial statements of DCP Southern Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Southern Hills Pipeline, LLC and its subsidiary as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in discussed in Note 3 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance related to recognition of revenue from contracts with customers. Our opinion is not modified with respect to this matter.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 8, 2019

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$5.7	$5.7
Accounts receivable:
Affiliates	14.0	12.4
Trade and other	1.1	0.4
Other current assets	0.1	0.2
Total current assets	20.9	18.7
Property, plant and equipment, net	908.3	902.1
Total assets	$929.2	$920.8

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$7.3	$5.9
Affiliates	1.8	1.4
Accrued taxes	1.8	1.3
Accrued capital expenditures	4.5	0.1
Accrued liabilities and other	3.0	4.1
Total current liabilities	18.4	12.8
Contract liabilities - affiliates	14.5	—
Other long-term liabilities	1.9	1.7
Total liabilities	34.8	14.5
Commitments and contingent liabilities
Total members’ equity	894.4	906.3
Total liabilities and members’ equity	$929.2	$920.8

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
Operating revenues:
Transportation - affiliates	$157.6	$127.7	$125.7
Transportation	8.8	5.2	4.9
Other revenue - affiliates	0.8	—	—
Total operating revenues	167.2	132.9	130.6
Operating costs and expenses:
Cost of transportation - affiliates	3.3	3.3	3.5
Operating and maintenance expense	29.3	27.0	26.7
Depreciation expense	21.2	20.9	20.7
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	2.1	1.8	1.6
Total operating costs and expenses	61.1	58.2	57.7
Operating income	106.1	74.7	72.9
Interest income	0.3	0.1	—
Income tax expense	(0.3)	(0.3)	(0.2)
Net income	$106.1	$74.5	$72.7

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	DCP Southern Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Southern Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2016	$311.0	$310.0	$311.0	$932.0
Contributions from members	1.5	1.6	1.5	4.6
Distributions to members	(28.1)	(28.0)	(28.1)	(84.2)
Net income	24.2	24.3	24.2	72.7
Balance, December 31, 2016	308.6	307.9	308.6	925.1
Distributions to members	(31.1)	(31.1)	(31.1)	(93.3)
Net income	24.8	24.9	24.8	74.5
Balance, December 31, 2017	302.3	301.7	302.3	906.3
Contributions from members	—	2.0	1.0	3.0
Distributions to members	(7.8)	(75.2)	(41.5)	(124.5)
Cumulative effect adjustment (see Note 2)	1.2	1.1	1.2	3.5
Transfer of interest in DCP Southern Hills Pipeline, LLC (see Note 1)	(305.7)	305.7	—	—
Net income	10.0	60.6	35.5	106.1
Balance, December 31, 2018	$—	$595.9	$298.5	$894.4
See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
OPERATING ACTIVITIES:
Net income	$106.1	$74.5	$72.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21.2	20.9	20.7
Other	(1.1)	0.1	0.3
Change in operating assets and liabilities:
Accounts receivable	(2.2)	(1.5)	(1.5)
Accounts payable	1.6	0.9	(0.7)
Deferred revenues - affiliates	—	—	(13.3)
Other current liabilities	1.4	0.5	1.0
Other long-term liabilities	1.6	—	—
Net cash provided by operating activities	128.6	95.4	79.2
INVESTING ACTIVITIES:
Capital expenditures	(7.1)	(0.4)	(0.5)
Proceeds from sale of assets	—	0.2	0.1
Net cash used in investing activities	(7.1)	(0.2)	(0.4)
FINANCING ACTIVITIES:
Distributions to members	(124.5)	(93.3)	(84.2)
Contributions from members	3.0	—	4.6
Net cash used in financing activities	(121.5)	(93.3)	(79.6)
Net change in cash and cash equivalents	—	1.9	(0.8)
Cash and cash equivalents, beginning of period	5.7	3.8	4.6
Cash and cash equivalents, end of period	$5.7	$5.7	$3.8

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016

1. Description of Business and Basis of Presentation

DCP Southern Hills Pipeline, LLC, with its consolidated subsidiary, or Southern Hills, "we", "our", the "Company", or "us", is engaged in the business of transporting natural gas liquids, or NGLs. The Southern Hills pipeline is a common carrier pipeline which provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Southern Hills pipeline was placed into service in June 2013.

We are a limited liability company owned 66.665% by DCP Pipeline Holding LLC, a 100% owned subsidiary of DCP Midstream, LP, or DCP Midstream, and 33.335% by Phillips 66 Southern Hills LLC, a 100% owned subsidiary of Phillips 66 Partners LP, or Phillips 66 Partners. On May 1, 2018, DCP Southern Holding, LLC, a 100% owned subsidiary of DCP Midstream, contributed its 33.335% ownership interest in the Company to DCP Pipeline Holding LLC. Previously, we were owned 33.330% by DCP Pipeline Holding LLC, 33.335% by DCP Southern Holding, and 33.335% by Phillips 66 Southern Hills LLC. Throughout these consolidated financial statements, DCP Midstream and Phillips 66 Partners will together be referenced as the members. DCP Midstream is the operator of the Southern Hills pipeline.

The Company allocates revenues, costs, and expenses in accordance with the terms of the Second Amended and Restated LLC Agreement, which became effective on September 3, 2013, or the LLC Agreement, to each of the members based on each member’s ownership interest. Under terms of the LLC Agreement, the members are required to fund capital calls necessary to fund the capital requirements of the Company, including capital expansion and working capital requirements. Under the terms of the LLC Agreement, cash calls and cash distributions from operations are allocated to the members based upon each member’s respective ownership interest.

The consolidated financial statements include the accounts of Southern Hills and its 100% owned subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany balances and transactions have been eliminated. Transactions between us and the members have been identified in the consolidated financial statements as transactions between affiliates.

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

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2018 and 2017, we invested $5.6 million and $5.7 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. Given that the short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We extend credit to customers and other parties in the normal course of business

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

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

Revenue Recognition - Our operating revenues are primarily derived from services related to transportation of NGLs. Revenues from transportation agreements are recognized based on contracted volumes transported in the period the services are provided. Our contracts generally have terms that extend beyond one year, and related revenues are recognized over time. The performance obligation for most of our contracts encompasses a series of distinct services performed on discrete daily quantities of NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the transportation services provided. Revenue is recognized over time consistent with the transfer of services over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided as the uncertainty is resolved.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs we incur to construct certain connections to our operating assets. These agreements are typically entered into in conjunction with transportation agreements with customers. We previously accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under Topic 606 we record these payments as contract liabilities which will be amortized into revenue over the expected contract term.

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the years ended December 31, 2018, 2017 and 2016. There were significant transactions with affiliates for each of the years ended December 31, 2018, 2017 and 2016. See Note 6, Agreements and Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2018, 2017 and 2016, deferred state income tax expense totaled $0.1 million, $0.2 million and $0.2 million, respectively . For the years ended December 31, 2018, 2017 and 2016, current state income tax expense totaled $0.2 million, $0.1 million and $0.1 million, respectively.

3. Recent Accounting Pronouncements

FASB ASU, 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15 - In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow statement classification guidance. We adopted this ASU on January 1, 2018 and it has not had any impact on our consolidated cash flows.

FASB ASU, 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires measuring all expected credit losses for financial instruments held at the reporting date based on historical experience and immediate recognition of management’s estimates of current expected credit losses. We intend to adopt this ASU when it is effective for public entities, which is for annual reporting periods beginning after December 15, 2019, and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases.

We adopted Topic 842 on January 1, 2019 using the modified retrospective method. We elected the package of practical expedients permitted under the transition guidance within the new standard, and the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements on existing agreements. Policy elections made as part of our adoption of Topic 842 include (a) not recognizing lease assets or liabilities when lease terms are less than twelve months, and (b) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease. Topic 842 will result in changes to the way we recognize, present and disclose our operating leases in our consolidated financial statements, including the recognition of a lease liability and an offsetting right-of-use asset in our consolidated balance sheets for our operating leases (with the exception of short-term leases excluded by practical expedient). However, this change will not have any impact on our net income or cash flows. We are not a lessor under any agreements. See our future minimum lease payments under our operating leases in Note 8.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 and related interpretations and amendments - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification Topic 605 “Revenue Recognition.” We adopted this ASU on January 1, 2018 using the modified retrospective method. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. We recognized the initial cumulative effect of applying this ASU as an adjustment to the 2018 opening balance of members’ equity.

The adjustment to members' equity represents the difference between amortizing deferred customer balances over the fixed asset useful life versus the estimated contract term. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
	(millions)
Balance sheet
Assets
Property, plant and equipment, net	$902.1	$17.9	$920.0

Liabilities and members’ equity
Liabilities
Contract liabilities	$—	$14.4	$14.4

Members’ equity	$906.3	$3.5	$909.8

In accordance with the new revenue standard requirements, the impact of adoption on our consolidated statement of operations and balance sheet was as follows:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(millions)
Statement of operations
Operating revenues
Transportation	$166.4	$164.6	$1.8

Operating costs and expenses
Depreciation expense	$21.2	$20.8	$0.4

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
	(millions)
Balance sheet
Assets
Property, plant and equipment, net	$908.3	$889.4	$18.9

Liabilities and members’ equity
Liabilities
Contract liabilities	$15.5	$—	$15.5

Members’ equity	$894.4	$896.5	$(2.1)

Aside from the adjustments to the opening consolidated balance sheet noted above, the impact of adoption on our consolidated total operating, financing or investing activities of our consolidated statement of cash flows for the period ended December 31, 2018 was immaterial.

4. Remaining Performance Obligation

Our remaining performance obligations consist primarily of minimum volume commitment fee arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as transportation revenue in the consolidated statements of operations. The total amount of remaining performance obligations is estimated at approximately $294.1 million as of December 31, 2018. Our remaining performance obligations are expected to be recognized through 2024 with a weighted average remaining life of 3 years as of December 31, 2018. As a practical expedient permitted by ASC 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities

Our contract liabilities primarily consist of deferred revenue received from reimbursable projects. The following table summarizes changes in contract liabilities included in our balance sheets:

December 31, 2018
(millions)

Balance, beginning of period	$14.4
Additions	2.9
Revenue recognized (a)	(1.8)
Balance, end of period	15.5
Current contract liabilities	(1.0)
Long-term contract liabilities	$14.5

(a) Deferred revenue recognized is in transportation revenues on the consolidated statement of operations.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

6. Summary of Transactions with Affiliates

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2018, 2017 and 2016.

DCP Sand Hills Pipeline, LLC

We have a long-term capacity arrangement with DCP Sand Hills Pipeline, LLC, or Sand Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has the right to transport minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$157.6	$127.7	$125.7
Other revenue - affiliates	$0.8	$—	$—
General and administrative expense - affiliates	$5.0	$5.0	$5.0
Cost of transportation - affiliates	$—	$0.1	$0.3
Sand Hills:
Cost of transportation - affiliates	$3.3	$3.2	$3.2
Phillips 66:
General and administrative expense - affiliates	$0.2	$0.2	$0.2

We had balances with affiliates as follows:

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

	December 31,	December 31,
	2018	2017
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$14.0	$12.4
Accounts payable	$1.5	$1.1
Contract liabilities	$14.5	$—
Sand Hills:
Accounts payable	$0.3	$0.3
Phillips 66:
Other current assets	$0.1	$—

7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,	December 31,
	Life	2018	2017
		(millions)

Transmission systems	20-50 Years	$1,010.6	$988.8
Other	3-30 Years	3.9	3.3
Land		2.0	2.0
Construction work in progress		6.7	0.2
Property, plant and equipment		1,023.2	994.3
Accumulated depreciation		(114.9)	(92.2)
Property, plant and equipment, net		$908.3	$902.1

Asset Retirement Obligations - As of December 31, 2018 and 2017, we had AROs of $0.9 million and $0.8 million, respectively, included in other long-term liabilities in our consolidated balance sheets. For each of the years ended December 31, 2018, 2017 and 2016, accretion expense was less than $0.1 million. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

8. Commitments and Contingent Liabilities

Regulatory Compliance - In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our consolidated results of operations, financial position, or cash flows.

Litigation - We are not party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and various commercial disputes that arose during the development of the Southern Hills pipeline and in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

General Insurance - Insurance for Southern Hills is written in the commercial markets and through affiliate companies, which management believes is consistent with companies engaged in similar commercial operations with similar assets. Our insurance coverage includes general liability and excess liability insurance above the established primary limits for general liability. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2018, 2017 and 2016

Environmental - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to the available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipeline and associated facilities used in our business. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Operating Leases - Consolidated rental expense, including leases with no continuing commitment, was $0.4 million, $0.2 million and $0.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

9. Supplemental Cash Flow Information

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$4.6	$0.1	$—
Cumulative effect of applying ASU 2014-09 on property, plant and equipment	$17.9	$—	$—
Cumulative effect of applying ASU 2014-09 on contract liabilities	$(14.4)	$—	$—
Cumulative effect of applying ASU 2014-09 on members’ equity	$(3.5)	$—	$—
Other non-cash changes in property, plant and equipment, net	$—	$—	$(0.3)

10. Subsequent Events

We have evaluated subsequent events occurring through February 8, 2019, the date the consolidated financial statements were available to be issued and have identified no events that require adjustments to or disclosure in these condensed consolidated financial statements.

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
Seventh Supplemental Indenture dated as of July 17, 2018 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 17, 2018).

4.7	*
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

4.9	*
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

4.19
Form of Unit Certificate for 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 11, 2018).

4.20
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

Exhibit Number		Description
10.2	*
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

10.12	*+	Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
10.13	*+	Form of Restricted Phantom Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan.
10.14	*+	DCP Midstream, LP Executive Deferred Compensation Plan (attached as Exhibit 10.18 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).
10.15	*+
DCP Midstream, LP Executive Deferred Compensation Plan Adoption Agreement (attached as Exhibit 10.19 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).

10.16	*+	DCP Services, LLC Executive Severance Plan.
10.17	*+	Amendment to the DCP Services, LLC Executive Severance Plan.
10.18	*
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

10.20	*
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

10.21	*
Receivables Sale and Contribution Agreement, dated August 13, 2018, between the originators from time to time party thereto and DCP Receivables LLC (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 14, 2018).

Exhibit Number	Description
21.1	List of Subsidiaries of DCP Midstream, LP.
23.1	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC
23.3	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.

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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

February 25, 2019	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
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

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 25, 2019
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 25, 2019
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 25, 2019
Richard A. Loving	(Principal Accounting Officer)

/s/ Allen C. Capps	Director	February 25, 2019
Allen C. Capps

/s/ Fred J. Fowler	Director	February 25, 2019
Fred J. Fowler

/s/ William F. Kimble	Director	February 25, 2019
William F. Kimble

/s/ Mark Maki	Director	February 25, 2019
Mark Maki

/s/ Brian Mandell	Director	February 25, 2019
Brian Mandell

/s/ Bill Waycaster	Director	February 25, 2019
Bill Waycaster

/s/ John Zuklic	Director	February 25, 2019
John Zuklic