Form 10-Q
period 2019-03-31
DCP Midstream, LP
filed 2019-05-07
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partner interests	DCP	New York Stock Exchange
7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRB	New York Stock Exchange
7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRC	New York Stock Exchange

As of May 1, 2019, there were 143,317,328 common units representing limited partner interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and in our Annual Report on Form 10-K for the year ended December 31, 2018, including the following risks and uncertainties:

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

•
new, additions to, and changes in, laws and regulations, particularly with regard to taxes, safety, regulatory and protection of the environment, including, but not limited to, climate change legislation, regulation of over-the-counter derivatives market and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, including additional local control over such activities, and their impact on producers and customers served by our systems;

•	volatility in the price of our common units and preferred units;

•	general economic, market and business conditions;

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

iii

PART I
Item 1. Financial Statements
DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $3 and $3 million, respectively	732	860
Affiliates	176	166
Other	6	7
Inventories	52	79
Unrealized gains on derivative instruments	35	108
Collateral cash deposits	64	34
Other	16	16
Total current assets	1,082	1,271
Property, plant and equipment, net	9,110	9,135
Goodwill	194	231
Intangible assets, net	77	97
Investments in unconsolidated affiliates	3,460	3,340
Unrealized gains on derivative instruments	2	8
Operating lease assets	78	—
Other long-term assets	184	184
Total assets	$14,187	$14,266
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$786	$807
Affiliates	116	96
Other	30	23
Current debt	1,125	525
Unrealized losses on derivative instruments	61	91
Accrued interest	72	71
Accrued taxes	65	64
Accrued wages and benefits	25	64
Capital spending accrual	28	63
Other	96	100
Total current liabilities	2,404	1,904
Long-term debt	4,236	4,782
Unrealized losses on derivative instruments	5	8
Deferred income taxes	32	32
Operating lease liabilities	66	—
Other long-term liabilities	231	243
Total liabilities	6,974	6,969
Commitments and contingent liabilities (see note 18)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	498	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
General partner	105	107
Limited partners (143,317,328 common units authorized, issued and outstanding, respectively)	6,327	6,418
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	7,184	7,268
Noncontrolling interests	29	29
Total equity	7,213	7,297
Total liabilities and equity	$14,187	$14,266

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,771	$1,744
Sales of natural gas, NGLs and condensate to affiliates	340	325
Transportation, processing and other	115	111
Trading and marketing losses, net	(27)	(41)
Total operating revenues	2,199	2,139
Operating costs and expenses:
Purchases and related costs	1,533	1,604
Purchases and related costs from affiliates	271	165
Operating and maintenance expense	178	162
Depreciation and amortization expense	103	94
General and administrative expense	67	59
Other expense, net	5	2
Loss on sale of assets, net	9	—
Total operating costs and expenses	2,166	2,086
Operating income	33	53
Earnings from unconsolidated affiliates	113	78
Interest expense, net	(69)	(67)
Income before income taxes	77	64
Income tax expense	(1)	(1)
Net income	76	63
Net income attributable to noncontrolling interests	(1)	(1)
Net income attributable to partners	75	62
Series A preferred limited partners' interest in net income	(9)	(9)
Series B preferred limited partners' interest in net income	(3)	—
Series C preferred limited partners' interest in net income	(2)	—
General partner’s interest in net income	(41)	(41)
Net income allocable to limited partners	$20	$12
Net income per limited partner unit — basic and diluted	$0.14	$0.08
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions)
Net income	$76	$63
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income	76	63
Total comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income attributable to partners	$75	$62
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net income	$76	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	103	94
Earnings from unconsolidated affiliates	(113)	(78)
Distributions from unconsolidated affiliates	124	91
Net unrealized losses on derivative instruments	54	29
Loss on sale of assets, net	9	—
Other, net	6	6
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	118	161
Inventories	14	17
Accounts payable	29	(151)
Other assets and liabilities	(103)	(110)
Net cash provided by operating activities	317	122
INVESTING ACTIVITIES:
Capital expenditures	(182)	(124)
Investments in unconsolidated affiliates	(131)	(60)
Proceeds from sale of assets	103	3
Net cash used in investing activities	(210)	(181)
FINANCING ACTIVITIES:
Proceeds from debt	1,402	635
Payments of debt	(1,348)	(535)
Distributions to preferred limited partners	(5)	—
Distributions to limited partners and general partner	(154)	(194)
Distributions to noncontrolling interests	(1)	(1)
Other	(1)	—
Net cash used in financing activities	(107)	(95)
Net change in cash and cash equivalents	—	(154)
Cash and cash equivalents, beginning of period	1	156
Cash and cash equivalents, end of period	$1	$2

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2019	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
Net income	9	3	2	20	41	—	1	76
Distributions to unitholders	—	(3)	(2)	(111)	(43)	—	—	(159)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2019	$498	$156	$106	$6,327	$105	$(8)	$29	$7,213
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$491	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment	—	6	—	—	—	6
Net income	9	12	41	—	1	63
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Distributions to unitholders	—	(111)	(83)	—	—	(194)
Balance, March 31, 2018	$500	$6,679	$112	$(9)	$30	$7,312

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of March 31, 2019, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

2. Update to Significant Accounting Policies

Our significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of Topic 842 (as defined below) are discussed below:

Leases - Our leasing activity primarily consists of transportation agreements, office space, vehicles, compressors and field equipment. We determine if an arrangement is an operating or finance lease at inception. Right of use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The interest rate used to calculate the present value of lease payments is the rate implicit in the lease when determinable or our incremental borrowing rate. Our incremental borrowing rate is primarily based on our collateralized borrowing rate when such borrowings exist or an estimated collateralized borrowing rate based on independent third party quotes when such borrowings do not exist. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which amends current measurement techniques used to estimate credit losses for financial assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We adopted this ASU on January 1, 2019 using the modified retrospective approach without application to prior periods. We implemented the following practical expedients and policy elections permitted under the new standard: (a) the package of practical expedients allowing us to not reassess whether expired or existing contracts contain a lease, the lease classification for any expired or existing leases and the treatment of initial direct costs for any expired or existing leases, (b) the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements on existing agreements, (c) not recognizing lease assets or liabilities when lease terms are less than twelve months and (d) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease.
The effect of the changes made to our consolidated January 1, 2019 balance sheet as a result of the adoption of Topic 842 was as follows:

	Balance at	Adjustments due to Topic 842	Balance at
	December 31, 2018		January 1, 2019
	(millions)
Balance Sheet
Operating lease assets	$—	$84	$84

Current liabilities:
Other	$100	$25	$125
Operating lease liabilities	$—	$66	$66
Other long-term liabilities	$243	$(7)	$236

This change did not have any impact on our consolidated statement of operations or consolidated statement of cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

4. Dispositions

On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for a purchase price of $90 million. Net proceeds received were approximately $103 million due to customary purchase price adjustments. The transaction closed effective March 1, 2019. We recognized a loss on sale of $9 million, net of goodwill, in the first quarter of 2019.

5. Revenue Recognition

We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended March 31, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$637	$557	$(498)	$696
Sales of NGLs and condensate (a)	1,403	648	(636)	1,415
Transportation, processing and other	12	103	—	115
Trading and marketing losses, net (b)	$(7)	$(20)	—	(27)
Total operating revenues	$2,045	$1,288	$(1,134)	$2,199

	Three Months Ended March 31, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$553	$446	$(419)	$580
Sales of NGLs and condensate (a)	1,456	740	(707)	1,489
Transportation, processing and other	14	97	—	111
Trading and marketing (losses) gains, net (b)	$(44)	$3	—	(41)
Total operating revenues	$1,979	$1,286	$(1,126)	$2,139

(a)   Includes $858 million and $793 million for the three months ended March 31, 2019 and 2018, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of FASB ASU 2014-09 "Revenue from Contracts with Customers" (Topic 606).
(b)   Not within the scope of Topic 606.

The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $212 million as of March 31, 2019. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of 5 years as of March 31, 2019. As a practical expedient permitted by ASC 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities

Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheet.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheet:

March 31,
2019
(millions)
Balance, beginning of period	$34
Revenue recognized (a)	—
Balance, end of period	$34

(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.

The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of March 31, 2019.

7. Agreements and Transactions with Affiliates
DCP Midstream, LLC
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

	Three Months Ended March 31,
	2019	2018
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$49	$50
General and administrative expense	$47	$38

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2019	2018
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$326	$302
Purchases and related costs from affiliates	$45	$10
Operating and maintenance and general administrative expenses	$4	$3
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$12
Purchases and related costs from affiliates	$7	$10
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$14	$11
Transportation, processing, and other to affiliates	$1	$1
Purchases and related costs from affiliates	$219	$145

 We had balances with affiliates as follows:

	March 31, 2019	December 31, 2018
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$146	$145
Accounts payable	$28	$22
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$30	$21
Accounts payable	$86	$72

8. Inventories
Inventories were as follows:

	March 31, 2019	December 31, 2018
	(millions)
Natural gas	$23	$34
NGLs	29	45
Total inventories	$52	$79

We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. During the three months ended March 31, 2019, we recognized lower of cost or net realizable value adjustments of $5 million. We recognized no lower of cost or net realizable value adjustments during the three months ended March 31, 2018.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2019	December 31, 2018
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,539	$8,492
Processing, storage and terminal facilities	35 — 60 Years	5,149	5,194
Other	3 — 30 Years	571	568
Construction work in progress		527	470
Property, plant and equipment		14,786	14,724
Accumulated depreciation		(5,676)	(5,589)
Property, plant and equipment, net		$9,110	$9,135

Interest capitalized on construction projects was $5 million for the three months ended March 31, 2019 and 2018, respectively.
Depreciation expense was $101 million and $92 million for the three months ended March 31, 2019 and 2018, respectively.

10. Goodwill

The carrying amount of goodwill in each of our reportable segments was as follows:

	March 31, 2019
	(millions)
	Gathering and Processing	Logistics and Marketing	Total
Balance, beginning of period	$159	$72	$231
Dispositions	—	(37)	(37)
Balance, end of period	$159	$35	$194

11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2019	December 31, 2018
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,787	$1,791
DCP Southern Hills Pipeline, LLC	66.67%	731	728
Discovery Producer Services LLC	40.00%	339	344
Front Range Pipeline LLC	33.33%	185	175
Texas Express Pipeline LLC	10.00%	98	95
Gulf Coast Express Pipeline LLC	25.00%	257	146
Mont Belvieu Enterprise Fractionator	12.50%	27	24
Panola Pipeline Company, LLC	15.00%	22	23
Mont Belvieu 1 Fractionator	20.00%	10	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,460	$3,340

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$68	$48
DCP Southern Hills Pipeline, LLC	23	13
Discovery Producer Services LLC	—	1
Front Range Pipeline LLC	7	5
Texas Express Pipeline LLC	5	2
Mont Belvieu Enterprise Fractionator	4	4
Mont Belvieu 1 Fractionator	4	4
Other	2	1
Total earnings from unconsolidated affiliates	$113	$78

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2019	2018
	(millions)
Statements of operations:
Operating revenue	$421	$334
Operating expenses	$191	$139
Net income	$231	$194

	March 31, 2019	December 31, 2018
	(millions)
Balance sheets:
Current assets	$327	$411
Long-term assets	6,941	6,359
Current liabilities	(450)	(424)
Long-term liabilities	(249)	(221)
Net assets	$6,569	$6,125

12. Fair Value Measurement
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
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

The following table presents the financial instruments carried at fair value as of March 31, 2019 and December 31, 2018, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives (a)	$16	$14	$5	$35	$62	$32	$14	$108
Long-term assets:
Commodity derivatives (b)	$—	$1	$1	$2	$4	$2	$2	$8
Current liabilities:
Commodity derivatives (c)	$(14)	$(46)	$(1)	$(61)	$(39)	$(52)	$—	$(91)
Long-term liabilities:
Commodity derivatives (d)	$—	$(4)	$(1)	$(5)	$(1)	$(5)	$(2)	$(8)

(a)	Included in current unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(b)	Included in long-term unrealized gains on derivative instruments in our condensed consolidated balance sheets.

(c)	Included in current unrealized losses on derivative instruments in our condensed consolidated balance sheets.

(d)	Included in long-term unrealized losses on derivative instruments in our condensed consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the three months ended March 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended March 31, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized (losses) gains included in earnings (b)	(4)	(1)	(2)	1
Transfers out of Level 3 (c)	(2)	—	—	—
Settlements	(3)	—	1	—
Ending balance	$5	$1	$(1)	$(1)
Net unrealized losses on derivatives still held included in earnings (b)	$—	$—	$(1)	$(1)
Three months ended March 31, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized (losses) gains included in earnings (b)	—	(1)	4	(2)
Transfers out of Level 3 (c)	—	—	2	—
Settlements	(1)	—	1	—
Ending balance	$2	$—	$(6)	$(3)
Net unrealized (losses) gains on derivatives still held included in earnings (b)	$—	$(1)	$2	$(2)

(a)	There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three months ended March 31, 2019 and 2018.

(b)	Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.

(c)	Amounts transferred out of Level 3 are reflected at fair value at the end of the period.
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

	March 31, 2019
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$5	$0.24-$1.24	Per gallon
Natural gas	$1	$1.95-$2.58	Per MMBtu
Liabilities
NGLs	$(1)	$0.13-$1.24	Per gallon
Natural gas	$(1)	$2.42-$2.86	Per MMBtu

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
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

The fair value of accounts receivable and accounts payable are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value.
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The fair value of borrowings under the Credit Agreement (defined below) and the accounts receivable securitization facility (the Securitization Facility) are based on carrying value, which approximates fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2019 and December 31, 2018, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,391	$5,476	$5,337	$5,170

(a) Excludes unamortized issuance costs.
13. Leases

We have operating leases for transportation agreements, office space, vehicles, compressors and field equipment. Our leases have remaining lease terms of less than 1 year to 22 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment are included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we will exercise those options. We do not have any finance leases as of March 31, 2019. Operating leases are included in operating lease assets, other current liabilities and operating lease liabilities on our condensed consolidated balance sheet as of March 31, 2019 as follows:

As of
March 31, 2019
(millions)
Operating lease assets	$78

Operating lease liabilities	$66
Other current liabilities	18
Total	$84

The components of lease expense, including variable lease costs primarily consisting of common area maintenance on our office spaces and variable transportation costs, are as follows:

Three months ended
March 31, 2019
(millions)
Operating lease cost	$6
Variable lease cost	2
Short term lease cost	1
Total lease cost	$9

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Maturities of operating lease liabilities under non-cancelable leases as of March 31, 2019 are as follows:

Three months ended
March 31, 2019
(millions)
2019 - remainder	$16
2020	22
2021	20
2022	15
2023	9
Thereafter	11
Total lease payments	$93
Less imputed interest	(9)
Total operating lease liabilities	$84

Minimum rental payments under our various operating leases in the year indicated were as follows as of December 31, 2018:

Future Minimum Rental Payments as of December 31, 2018
(millions)
2019	$22
2020	18
2021	14
2022	9
2023	5
Thereafter	7
Total minimum rental payments	$75

Consolidated rental expense totaled $8 million for the three months ended March 31, 2018.

Supplemental cash flow information related to leases as follows:

Three months ended
March 31, 2019
(millions)
Cash paid for amounts included in the measurement of operating lease liabilities:	$6
Right-of-use assets obtained in exchange for operating lease obligations following the adoption of Topic 842:	$6

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years
Weighted average discount rate	4.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

14. Debt

	March 31, 2019	December 31, 2018
	(millions)
Senior notes:
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	325	325
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	500
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.950%, as of March 31, 2019, due December 2022	80	351
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 3.290% as of March 31, 2019, due August 2019	200	200
Fair value adjustments related to interest rate swap fair value hedges (a)	20	21
Unamortized issuance costs	(30)	(30)
Unamortized discount	(9)	(10)
Total debt	5,361	5,307
Current debt	1,125	525
Total long-term debt	$4,236	$4,782

(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value of approximately
$20 million related to the swaps is being amortized as a reduction to interest expense through 2020 and 2030, the original maturity dates of the debt.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Accounts Receivable Securitization Facility

In August 2018, we entered into our Securitization Facility that provides up to $200 million of borrowing capacity through August 2019 at LIBOR market index rates plus a margin. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.

DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. As of March 31, 2019, DCP Receivables had $766 million of our accounts receivable securing borrowings of $200 million under its Securitization Facility. Borrowings under the Securitization Facility are included in “Current debt” on the condensed consolidated balance sheet.

Senior Notes Issuance
On January 18, 2019, we issued an additional $325 million of aggregate principal amount of our existing $500 million 5.375% Senior Notes due July 2025. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we used for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. The full $825 million of our 5.375% Senior Notes due July 2025 is treated as a single series of debt. The 2025 notes will mature on July 15, 2025 unless redeemed prior to maturity. Interest on the 2025 notes is payable semi-annually in arrears on January 15 and July 15 of each year.

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

The Credit Agreement allows for unrestricted cash and cash equivalents to be netted against consolidated indebtedness for purposes of calculating the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Agreement). Additionally, under the Credit Agreement, the Consolidated Leverage Ratio of the Partnership as of the end of any fiscal quarter shall not exceed 5.00 to 1.0 provided that, if there is a Qualified Acquisition (as defined in the Credit Agreement), the maximum Consolidated Leverage Ratio shall not exceed 5.50 to 1.0 at the end of the three consecutive fiscal quarters, including the fiscal quarter in which the Qualified Acquisition occurs.

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

As of March 31, 2019, we had unused borrowing capacity of $1,307 million, net of $13 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,307 million as of March 31, 2019. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.
Senior Notes and Junior Subordinated Notes

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Our senior notes and junior subordinated notes, collectively referred to as our debt securities, mature and become payable on their respective due dates, and are not subject to any sinking fund or mandatory redemption provisions. The senior notes are senior unsecured obligations that are guaranteed by the Partnership and rank equally in a right of payment with our other senior unsecured indebtedness, including indebtedness under our Credit Agreement, and the junior subordinated notes are unsecured and rank subordinate in right of payment to all of our existing and future senior indebtedness. The debt securities include an optional redemption whereby we may elect to redeem the notes, in whole or in part from time-to-time for a premium. Additionally, we may defer the payment of all or part of the interest on the junior subordinated notes for one or more periods up to 5 consecutive years. The underwriters’ fees and related expenses are recorded in our condensed consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.

The maturities of our debt as of March 31, 2019 are as follows:

Debt Maturities
(millions)
2019	$525
2020	600
2021	500
2022	430
2023	500
Thereafter	2,825
Total debt	$5,380

15. Risk Management and Hedging Activities
Our operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with either physical or financial transactions. We have established a comprehensive risk management policy and a risk management committee (the Risk Management Committee), to monitor and manage market risks associated with commodity prices and counterparty credit. The Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.
Collateral
As of March 31, 2019, we had cash deposits of $64 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of March 31, 2019, we held letters of credit of $59 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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
Three Months Ended March 31, 2019 and 2018 (Continued)
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

	March 31, 2019			December 31, 2018
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$37	$—	$37	$116	$—	$116
Liabilities:
Commodity derivatives	$(66)	$—	$(66)	$(99)	$—	$(99)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2019 and December 31, 2018.

Balance Sheet Line Item	March 31, 2019	December 31, 2018	Balance Sheet Line Item	March 31, 2019	December 31, 2018
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$35	$108	Unrealized losses on derivative instruments — current	$(61)	$(91)
Unrealized gains on derivative instruments — long-term	2	8	Unrealized losses on derivative instruments — long-term	(5)	(8)
Total	$37	$116	Total	$(66)	$(99)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2019:

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

(a)Relates to Discovery Producer Services LLC ("Discovery"), an unconsolidated affiliate.

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
For the three months ended March 31, 2019 and 2018, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2019	2018
	(millions)
Realized gains (losses)	$27	$(12)
Unrealized losses	(54)	(29)
Trading and marketing losses, net	$(27)	$(41)
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

	March 31, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2019	(1,191,000)	(32,148,650)	(26,987,090)	2,102,500
2020	(283,000)	(930,000)	(14,388,830)	3,660,000
2021	(100,000)	—	(5,516,168)	(3,650,000)
2022	—	—	(175)	—

	March 31, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net (Short) Long Position (Bbls)	Net (Short) Long Position (MMBtu)
2018	(2,511,000)	(20,737,300)	(24,473,245)	(3,850,000)
2019	(650,000)	—	(3,240,167)	2,402,500
2020	—	—	231,548	3,660,000

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

16. Partnership Equity and Distributions

Common Units — During the three months ended March 31, 2019, we issued no common units pursuant to our at-the-market program. As of March 31, 2019, $750 million of common units remained available for sale pursuant to our at-the-market program.
Distributions — The following table presents our cash distributions paid in 2019 and 2018:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
February 14, 2019	$0.7800	$154
November 14, 2018	$0.7800	$155
August 14, 2018	$0.7800	$154
May 15, 2018	$0.7800	$155
February 14, 2018	$0.7800	$194

Distributions to Series A Preferred unitholders
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
March 15, 2019	$0.4922	$3
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4

Distributions to Series C Preferred unitholders
January 15, 2019	$0.5576	$2

17. Net Income or Loss per Limited Partner Unit
Basic and diluted net income or loss per limited partner unit (LPU) is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of LPUs outstanding during the period. Diluted net income or loss per LPU is computed based on the weighted average number of units plus the effect of potential dilutive units outstanding during the period using the two-class method.
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
Three Months Ended March 31, 2019 and 2018 (Continued)
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

•
In April 2018, the Colorado Department of Public Health and Environment ("CDPHE") issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants that we self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, during the first quarter of 2019, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit, in a combined amount expected to be between approximately $375,000 and $420,000. We are still evaluating and holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

19. Business Segments

Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018.

Our Logistics and Marketing segment includes transporting, trading, marketing, storing natural gas and NGLs, and fractionating NGLs. The operations of our wholesale propane business were included in our Logistics and Marketing segment through March 1, 2019. Our Gathering and Processing segment consists of gathering, compressing, treating, processing natural

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

gas, producing and fractionating NGLs, and recovering condensate. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs. Elimination of inter-segment transactions are reflected in the eliminations column.

The following tables set forth our segment information:

Three Months Ended March 31, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,045	$1,288	$—	$(1,134)	$2,199
Gross margin (a)	$58	$337	$—	$—	$395
Operating and maintenance expense	(9)	(165)	(4)	—	(178)
Depreciation and amortization expense	(3)	(93)	(7)	—	(103)
General and administrative expense	(3)	(6)	(58)	—	(67)
Other expense, net	—	(5)	—	—	(5)
Loss on sale of assets, net	(9)	—	—	—	(9)
Earnings from unconsolidated affiliates	113	—	—	—	113
Interest expense	—	—	(69)	—	(69)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$147	$68	$(139)	$—	$76
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$147	$67	$(139)	$—	$75
Non-cash derivative mark-to-market (b)	$(18)	$(36)	$—	$—	$(54)
Non-cash lower of cost or market adjustments	$5	$—	$—	$—	$5
Capital expenditures	$14	$165	$3	$—	$182
Investments in unconsolidated affiliates, net	$131	$—	$—	$—	$131

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

Three Months Ended March 31, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,979	$1,286	$—	$(1,126)	$2,139
Gross margin (a)	$18	$352	$—	$—	$370
Operating and maintenance expense	(11)	(148)	(3)	—	(162)
Depreciation and amortization expense	(3)	(84)	(7)	—	(94)
General and administrative expense	(3)	(4)	(52)	—	(59)
Other income (expense)	1	(3)	—	—	(2)
Earnings from unconsolidated affiliates	77	1	—	—	78
Interest expense	—	—	(67)	—	(67)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$79	$114	$(130)	$—	$63
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$79	$113	$(130)	$—	$62
Non-cash derivative mark-to-market (b)	$(43)	$14	$—	$—	$(29)
Capital expenditures	$1	$120	$3	$—	$124
Investments in unconsolidated affiliates, net	$59	$1	$—	$—	$60

	March 31,	December 31,
	2019	2018
	(millions)
Segment long-term assets:
Gathering and Processing	$9,126	$9,058
Logistics and Marketing	3,692	3,661
Other (c)	287	276
Total long-term assets	13,105	12,995
Current assets	1,082	1,271
Total assets	$14,187	$14,266

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

20. Supplemental Cash Flow Information

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$65	$84
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$40	$54
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$84	$—

21. Supplementary Information - Condensed Consolidating Financial Information
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheets
	March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	914	—	914
Inventories	—	—	52	—	52
Other	—	—	115	—	115
Total current assets	—	—	1,082	—	1,082
Property, plant and equipment, net	—	—	9,110	—	9,110
Goodwill and intangible assets, net	—	—	271	—	271
Advances receivable — consolidated subsidiaries	2,293	1,870	—	(4,163)	—
Investments in consolidated subsidiaries	4,893	8,255	—	(13,148)	—
Investments in unconsolidated affiliates	—	—	3,460	—	3,460
Other long-term assets	—	—	264	—	264
Total assets	$7,186	$10,125	$14,187	$(17,311)	$14,187
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$71	$1,206	$—	$1,279
Current maturities of long-term debt	—	925	200	—	1,125
Advances payable — consolidated subsidiaries	—	—	4,163	(4,163)	—
Long-term debt	—	4,236	—	—	4,236
Other long-term liabilities	—	—	334	—	334
Total liabilities	2	5,232	5,903	(4,163)	6,974
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,184	4,896	8,260	(13,148)	7,192
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	7,184	4,893	8,255	(13,148)	7,184
Noncontrolling interests	—	—	29	—	29
Total equity	7,184	4,893	8,284	(13,148)	7,213
Total liabilities and equity	$7,186	$10,125	$14,187	$(17,311)	$14,187

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$2,111	$—	$2,111
Transportation, processing and other	—	—	115	—	115
Trading and marketing losses, net	—	—	(27)	—	(27)
Total operating revenues	—	—	2,199	—	2,199
Operating costs and expenses:
Purchases and related costs	—	—	1,804	—	1,804
Operating and maintenance expense	—	—	178	—	178
Depreciation and amortization expense	—	—	103	—	103
General and administrative expense	—	—	67	—	67
Loss on sale of assets, net	—	—	9	—	9
Other expense, net	—	—	5	—	5
Total operating costs and expenses	—	—	2,166	—	2,166
Operating income	—	—	33	—	33
Interest expense, net	—	(67)	(2)	—	(69)
Income from consolidated subsidiaries	75	142	—	(217)	—
Earnings from unconsolidated affiliates	—	—	113	—	113
Income before income taxes	75	75	144	(217)	77
Income tax expense	—	—	(1)	—	(1)
Net income	75	75	143	(217)	76
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net income attributable to partners	$75	$75	$142	$(217)	$75

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$75	$75	$143	$(217)	$76
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	75	75	143	(217)	76
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$75	$75	$142	$(217)	$75

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Three Months Ended March 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(66)	$383	$—	$317
INVESTING ACTIVITIES:
Intercompany transfers	159	13	—	(172)	—
Capital expenditures	—	—	(182)	—	(182)
Investments in unconsolidated affiliates, net	—	—	(131)	—	(131)
Proceeds from sale of assets	—	—	103	—	103
Net cash provided by (used in) investing activities	159	13	(210)	(172)	(210)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(172)	172	—
Proceeds from debt	—	1,402	—	—	1,402
Payments of debt	—	(1,348)	—	—	(1,348)
Distributions to preferred limited partners	(5)	—	—	—	(5)
Distributions to limited partners and general partner	(154)	—	—	—	(154)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Other	—	(1)	—	—	(1)
Net cash (used in) provided by financing activities	(159)	53	(173)	172	(107)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(84)	$206	$—	$122
INVESTING ACTIVITIES:
Intercompany transfers	194	(171)	—	(23)	—
Capital expenditures	—	—	(124)	—	(124)
Investments in unconsolidated affiliates, net	—	—	(60)	—	(60)
Proceeds from sale of assets	—	—	3	—	3
Net cash provided by (used in) investing activities	194	(171)	(181)	(23)	(181)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(23)	23	—
Proceeds from long-term debt	—	635	—	—	635
Payments of debt	—	(535)	—	—	(535)
Distributions to limited partners and general partner	(194)	—	—	—	(194)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Net cash (used in) provided by financing activities	(194)	100	(24)	23	(95)
Net change in cash and cash equivalents	—	(155)	1	—	(154)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2019 and 2018 (Continued)
(Unaudited)

22. Subsequent Events
On April 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on May 15, 2019 to unitholders of record on May 3, 2019.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on June 17, 2019 to unitholders of record on June 3, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 17, 2019 to unitholders of record on June 3, 2019. The Series C distribution will be paid on July 15, 2019 to unitholders of record on July 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview
We are a Delaware limited partnership formed by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. Our Logistics and Marketing segment includes transporting, trading, marketing and storing natural gas and NGLs, and fractionating NGLs. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering condensate.

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
Recent supply growth has resulted in industry wide infrastructure constraints at pipeline and fractionation facilities. We believe we are well positioned to manage through these constraints as a large, integrated midstream company, but growth of our business could be dampened in the near term while more industry wide pipeline and fractionation facilities are developed. Although there may be infrastructure constraints in the near term, we believe our growth projects and other industry wide projects coming on-line over the next two years will help mitigate those constraints. We believe these projects being developed will enable us to meet the demand of our customers.
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
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:

•	Our growing fee-based business represents a significant portion of our margins.

•	We have positive operating cash flow from our well-positioned and diversified assets.

•	We have a well-defined and targeted hedging program.

•	We manage our disciplined capital growth program with a significant focus on fee-based agreements and projects with long term volume outlooks.

•	We believe we have a solid capital structure and balance sheet.

•	We believe we have access to sufficient capital to fund our growth via excess coverage and divestitures.
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

Some of our growth projects include the following:

•
Within our Logistics and Marketing segment, we are participating in the Front Range 100 MBbls/d and Texas Express 90 MBbls/d expansions adding NGL takeaway from the DJ Basin. Both expansions are expected to go into service in the third quarter of 2019.

•
We have a 33% ownership option in the Cheyenne Connector pipeline. The Cheyenne Connector pipeline will have an initial capacity of at least 600 MMcf/day and is expected to be in service in the fourth quarter of 2019, subject to certain conditions, including required approvals from the Federal Energy Regulatory Commission.

•	We are adding NGL takeaway to the DJ Basin with our Southern Hills pipeline extension with capacity of 90 MBbls/d, expandable to 120 MBbls/d. Expected completion is in the fourth quarter of 2019.

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

•
Within our Gathering and Processing Segment, construction of our up to 300 MMcf/d O'Connor 2 facility and associated gathering infrastructure, located in the DJ Basin, is progressing. O'Connor 2 is comprised of 200     MMcf/d of processing capacity and up to 100 MMcf/d of bypass. We expect to place the plant into service at the end of the second quarter of 2019, and the bypass into service in the third quarter of 2019.

•	The first phase of the Bighorn program is under development with focus on adding 200-300 MMcf/d of gas processing capacity to the DJ Basin by mid 2020.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2019 plan includes maintenance capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $600 million and $800 million. Expansion capital expenditures are expected to include the construction of the O'Connor 2 facility in our DJ Basin as well as the construction of the Gulf Coast Express pipeline, the Front Range and Texas Express expansions and the extension of Southern Hills into the DJ Basin, which are shown as investments in unconsolidated affiliates in our condensed consolidated statements of cash flows.

Recent Events

Sale of Wholesale Propane Business

On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for a purchase price of $90 million. Net proceeds received were approximately $103 million due to customary purchase price adjustments. The transaction closed effective March 1, 2019. We recognized a loss on sale of $9 million, net of goodwill, in the first quarter of 2019.

Issuance of Senior Notes
On January 18, 2019, we issued an additional $325 million of aggregate principal amount of our existing $500 million 5.375% Senior Notes due July 2025. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we used for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. The full $825 million of our 5.375% Senior Notes due July 2025 is treated as a single series of debt. The 2025 notes will mature on July 15, 2025 unless redeemed prior to maturity. Interest on the 2025 notes is payable semi-annually in arrears on January 15 and July 15 of each year.

Common and Preferred Distributions
On April 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on May 15, 2019 to unitholders of record on May 3, 2019.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on June 17, 2019 to unitholders of record on June 3, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 17, 2019 to unitholders of record on June 3, 2019. The Series C distribution will be paid on July 15, 2019 to unitholders of record on July 1, 2019.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three months ended March 31, 2019 and 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2019 vs. 2018
	2019	2018	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$2,045	$1,979	$66	3%
Gathering and Processing	1,288	1,286	2	—%
Inter-segment eliminations	(1,134)	(1,126)	8	1%
Total operating revenues	2,199	2,139	60	3%
Purchases and related costs
Logistics and Marketing	(1,987)	(1,961)	26	1%
Gathering and Processing	(951)	(934)	17	2%
Inter-segment eliminations	1,134	1,126	8	1%
Total purchases	(1,804)	(1,769)	35	2%
Operating and maintenance expense	(178)	(162)	16	10%
Depreciation and amortization expense	(103)	(94)	9	10%
General and administrative expense	(67)	(59)	8	14%
Other expense, net	(5)	(2)	3	*
Loss on sale of assets, net	(9)	—	9	*
Earnings from unconsolidated affiliates (b)	113	78	35	45%
Interest expense	(69)	(67)	2	3%
Income tax expense	(1)	(1)	—	—%
Net income attributable to noncontrolling interests	(1)	(1)	—	—%
Net income attributable to partners	$75	$62	$13	21%
Other data:
Gross margin (c):
Logistics and Marketing	$58	$18	$40	*
Gathering and Processing	337	352	(15)	(4)%
Total gross margin	$395	$370	$25	7%

Non-cash commodity derivative mark-to-market	$(54)	$(29)	$(25)	*
NGL pipelines throughput (MBbls/d) (d)	668	519	149	29%
Natural gas wellhead (MMcf/d) (d)	4,938	4,467	471	11%
NGL gross production (MBbls/d) (d)	436	384	52	14%

* Percentage change is not meaningful.

(a)	Operating revenues include the impact of trading and marketing gains (losses), net.

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

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Total Operating Revenues — Total operating revenues increased $60 million in 2019 compared to 2018 primarily as a result of the following:

•
$66 million increase for our Logistics and Marketing segment primarily due to higher gas and NGL sales volumes, which impacted both sales and purchases, higher natural gas prices and favorable commodity derivative activity, partially offset by lower NGL and crude prices; and

•
$2 million increase for our Gathering and Processing segment primarily due to increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the Permian region, increased drilling activity in our Eagle Ford system in the South region and higher natural gas prices, which impacted both sales and purchases, partially offset by lower NGL and crude prices and unfavorable commodity derivative activity;

These increases were partially offset by:

•
$8 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes partially offset by lower commodity prices.

Total Purchases — Total purchases increased $35 million in 2019 compared to 2018 primarily as a result of the following:

•	$26 million increase for our Logistics and Marketing segment for the reasons discussed above.

•	$17 million increase for our Gathering and Processing segment for the reasons discussed above;
These increases were partially offset by:

•
$8 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher gas and NGL sales volumes offset by lower commodity prices.

Operating and Maintenance Expense — Operating and maintenance expense increased in 2019 compared to 2018 primarily as a result of increased base operating costs driven by new compressor leases and reliability improvements, increased property taxes and planned spending associated with volume growth.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in our Midcontinent region.
General and Administrative Expense — General and administrative expense increased in 2019 compared to 2018 primarily as a result of increased employee related costs.
Other Expense, net — Other expense in 2019 represents the write-off of property, plant and equipment.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of our wholesale propane business.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills NGL pipelines due to increased capacity.
Net Income Attributable to Partners — Net income attributable to partners increased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin increased $25 million in 2019 compared to 2018 primarily as a result of the following:

•
$40 million increase for our Logistics and Marketing segment primarily related to favorable commodity derivative activity and higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe, partially offset by lower gas storage margins and a 2019 inventory valuation adjustment;

These increases were partially offset by:

•
$15 million decrease for our Gathering and Processing segment primarily related to unfavorable commodity derivative activity and lower commodity prices, partially offset by increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the Permian region and increased drilling activity in our Eagle Ford system in the South region.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$68	$48
DCP Southern Hills Pipeline, LLC	23	13
Front Range Pipeline LLC	7	5
Texas Express Pipeline LLC	5	2
Mont Belvieu Enterprise Fractionator	4	4
Mont Belvieu 1 Fractionator	4	4
Discovery Producer Services LLC	—	1
Other	2	1
Total earnings from unconsolidated affiliates	$113	$78
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$76	$49
DCP Southern Hills Pipeline, LLC	25	16
Front Range Pipeline LLC	6	6
Texas Express Pipeline LLC	5	5
Mont Belvieu Enterprise Fractionator	1	3
Mont Belvieu 1 Fractionator	5	3
Discovery Producer Services LLC	5	8
Other	1	1
Total distributions from unconsolidated affiliates	$124	$91

Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended March 31, 2019
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,500	—	334	330	—
Southern Hills pipeline	950	—	128	106	—
Front Range pipeline	450	—	50	47	—
Texas Express pipeline	600	—	28	22	—
Other NGL pipelines (a)	1,200	—	241	163	—
Pipelines total	4,700	—	781	668	—

Mont Belvieu fractionators	—	2	60	—	64
Fractionators total	—	2	60	—	64

(a)	Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2019 vs. 2018
	2019	2018	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,040	$2,009	$31	2%
Transportation, processing and other	12	14	(2)	(14)%
Trading and marketing losses, net	(7)	(44)	37	84%
Total operating revenues	2,045	1,979	66	3%
Purchases and related costs	(1,987)	(1,961)	26	1%
Operating and maintenance expense	(9)	(11)	(2)	(18)%
Depreciation and amortization expense	(3)	(3)	—	—%
General and administrative expense	(3)	(3)	—	—%
Other income, net	—	1	(1)	*
Earnings from unconsolidated affiliates (a)	113	77	36	47%
Loss on sale of assets, net	(9)	—	9	—
Segment net income attributable to partners	$147	$79	$68	86%
Other data:
Segment gross margin (b)	$58	$18	$40	*
Non-cash commodity derivative mark-to-market	$(18)	$(43)	$25	58%
NGL pipelines throughput (MBbls/d) (c)	668	519	149	29%
* Percentage change is not meaningful.

(a)
Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.

(b)	Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Total Operating Revenues — Total operating revenues increased $66 million in 2019 compared to 2018, primarily as a result of the following:

•	$351 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases;

•
$37 million increase as a result of commodity derivative activity attributable to an decrease in unrealized cash settlement losses of $25 million and an increase in realized cash settlement gains of $12 million due to movements in forward prices of commodities in 2019; and

These increases were partially offset by:

•	$320 million decrease as a result of lower NGL and crude prices, partially offset by higher natural gas prices, which impacted both sales and purchases, before the impact of derivative activity.

Purchases and Related Costs — Purchases and related costs increased $26 million in 2019 compared to 2018, primarily as a result of higher gas and NGL sales volumes and higher natural gas prices, partially offset by lower NGL and crude prices.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills NGL pipelines due to increased capacity.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of our wholesale propane business.
Segment Gross Margin — Segment gross margin increased $40 million in 2019 compared to 2018, primarily as a result of the following:

•	$37 million increase as a result of commodity derivative activity discussed above, and;

•	$20 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe;
These increases are partially offset by;

•	$17 million decrease as a result of lower gas storage margins and a 2019 inventory valuation adjustment.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills NGL pipelines due to increased capacity.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended March 31, 2019
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,390	1,391	106
Permian	11	16,500	1,260	943	113
Midcontinent	10	29,000	1,625	1,239	110
South	13	7,500	2,315	1,365	107
Total	47	57,000	6,590	4,938	436

(a)	For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2019 vs. 2018
	2019	2018	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,205	$1,186	$19	2%
Transportation, processing and other	103	97	6	6%
Trading and marketing (losses) gains, net	(20)	3	(23)	*
Total operating revenues	1,288	1,286	2	—%
Purchases and related costs	(951)	(934)	17	2%
Operating and maintenance expense	(165)	(148)	17	11%
Depreciation and amortization expense	(93)	(84)	9	11%
General and administrative expense	(6)	(4)	2	50%
Other expense, net	(5)	(3)	2	67%
Earnings from unconsolidated affiliates (a)	—	1	(1)	(100)%
Segment net income	68	114	(46)	(40)%
Segment net income attributable to noncontrolling interests	(1)	(1)	—	—%
Segment net income attributable to partners	$67	$113	$(46)	(41)%
Other data:
Segment gross margin (b)	$337	$352	$(15)	(4)%
Non-cash commodity derivative mark-to-market	$(36)	$14	$(50)	*
Natural gas wellhead (MMcf/d) (c)	4,938	4,467	471	11%
NGL gross production (MBbls/d) (c)	436	384	52	14%
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

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Total Operating Revenues — Total operating revenues increased $2 million in 2019 compared to 2018, primarily as a result of the following:

•
$164 million increase primarily as a result of increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the Permian region and increased drilling activity in our Eagle Ford system in the South region; and

•	$6 million increase in transportation, processing and other primarily related to increased volumes;
These increases were partially offset by:

•	$145 million decrease attributable to lower NGL and crude prices, partially offset by higher natural gas prices, which impacted both sales and purchases, before the impact of derivative activity; and

•
$23 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $50 million, partially offset by an increase in realized cash settlement gains of $27 million due to movements in forward prices of commodities in 2019.

Purchases and Related Costs — Purchases and related costs increased $17 million in 2019 compared to 2018 as a result of increased gas and NGL sales volumes in our North, Permian and South regions and higher natural gas prices, partially offset by lower NGL and crude prices.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2019 compared to 2018 primarily as a result of increased base operating costs driven by new compressor leases and reliability improvements, increased property taxes and planned spending associated with volume growth.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in our Midcontinent region.
Other Expense, net — Other expense in 2019 represents the write-off of property, plant and equipment.
Segment Gross Margin — Segment gross margin decreased $15 million in 2019 compared to 2018, primarily as a result of the following:

•	$23 million decrease as a result of commodity derivative activity as discussed above; and

•	$18 million decrease as a result of lower commodity prices;
These decreases were partially offset by:

•
$26 million increase primarily as a result of increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the Permian region and increased drilling activity in our Eagle Ford system in the South region;

Total Wellhead — Natural gas wellhead increased in 2019 compared to 2018 reflecting higher volumes primarily from (i) growth projects within the North region, (ii) increased drilling activity in the South region and (iii) higher volumes in the Permian and Midcontinent regions.
NGL Gross Production — NGL gross production increased in 2019 compared to 2018 primarily as a result of (i) growth projects within the North region and (ii) higher volumes in the South, Permian and Midcontinent regions.

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

Senior Notes — On January 18, 2019, we issued an additional $325 million of aggregate principal amount of our existing $500 million 5.375% Senior Notes due July 2025. We received proceeds of $324 million, net of underwriters’ fees, related expenses and issuance premiums, which we used for general partnership purposes including the funding of capital expenditures and repayment of outstanding indebtedness under the Credit Agreement. The full $825 million of our 5.375% Senior Notes due July 2025 is treated as a single series of debt. The 2025 notes will mature on July 15, 2025 unless redeemed prior to maturity. Interest on the 2025 notes is payable semi-annually in arrears on January 15 and July 15 of each year.
Credit Agreement — As of March 31, 2019, we had unused borrowing capacity of $1,307 million, net of $13 million of letters of credit, and $80 million of outstanding borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of May 1, 2019, we had approximately $783 million of unused borrowing capacity under the Credit Agreement, net of $15 million of letters of credit.
Issuance of Securities — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. On January 18, 2019, we issued $325 million of additional aggregate principal amount to our existing $500 million 5.375% Senior Notes due July 2025 under this shelf registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the three months ended March 31, 2019, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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
We had working capital deficits of $1,322 million and $633 million as of March 31, 2019 and December 31, 2018, respectively. The change in working capital is primarily attributable to current maturities of long-term debt. We had a net derivative working capital deficit of $26 million and surplus of $17 million as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2019	2018
	(millions)
Net cash provided by operating activities	$317	$122
Net cash used in investing activities	$(210)	$(181)
Net cash used in financing activities	$(107)	$(95)
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Operating Activities - Net cash provided by operating activities increased $195 million in 2019 compared to the same period in 2018. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read "Results of Operations".
Investing Activities - Net cash used in investing activities increased $29 million in 2019 compared to the same period in 2018 primarily as a result of higher capital expenditures used for construction of the O'Connor 2 facility and associated gathering infrastructure, and higher investments in unconsolidated affiliates for the investment in Gulf Coast Express, capacity expansions of the Front Range, Texas Express and Sand Hills pipelines, and extension of the Southern Hills pipeline, offset by proceeds from the sale of our wholesale propane business in 2019.
Financing Activities - Net cash used in financing activities increased $12 million in 2019 compared to the same period in 2018 primarily as a result of lower net proceeds from long-term debt, partially offset by lower distributions paid to limited partners and the general partner due to $40 million of IDR givebacks paid in 2018 previously withheld in 2017 and distributions paid to preferred unitholders in 2019.

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

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2019 plan includes maintenance capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $600 million and $800 million. Expansion capital expenditures are expected to include the construction of the O'Connor 2 facility in our DJ Basin as well as the construction of the Gulf Coast Express pipeline, the Front Range and Texas Express expansions and the extension of Southern Hills into the DJ Basin, which are shown as investments in unconsolidated affiliates in our condensed consolidated statements of cash flows.
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$20	$162	$182	$23	$101	$124
Noncontrolling interest portion and reimbursable projects (a)	—	—	—	(1)	1	—
Total	$20	$162	$182	$22	$102	$124
(a)Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $131 million and $60 million during the three months ended March 31, 2019 and 2018, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $154 million and $194 million during the three months ended March 31, 2019 and 2018, respectively.

In accordance with our Partnership Agreement, distributions declared were $155 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, no IDR giveback was withheld from the distribution declared.

On April 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on May 15, 2019 to unitholders of record on May 3, 2019.

On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on June 17, 2019 to unitholders of record on June 3, 2019.

On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of$0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 17, 2019 to unitholders of record on June 3, 2019. The Series C distribution will be paid on July 15, 2019 to unitholders of record on July 1, 2019.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 16. "Partnership Equity and Distributions" in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of March 31, 2019, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,239	$1,195	$955	$1,235	$4,854
Operating lease obligations	93	22	41	21	9
Purchase obligations (b)	4,540	955	1,222	997	1,366
Other long-term liabilities (c)	151	—	9	20	122
Total	$13,023	$2,172	$2,227	$2,273	$6,351

(a)
Includes interest payments on debt securities that have been issued. These interest payments are $270 million, $455 million, $385 million, and $2,029 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)
Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of March 31, 2019. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)
Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the March 31, 2019 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $36 million of Executive Deferred Compensation Plan contributions and $7 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.

Off-Balance Sheet Obligations
As of March 31, 2019, we had no items that were classified as off-balance sheet obligations.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2019	2018
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$75	$62
Interest expense	69	67
Income tax expense	1	1
Operating and maintenance expense	178	162
Depreciation and amortization expense	103	94
General and administrative expense	67	59
Other expense, net	5	2
Earnings from unconsolidated affiliates	(113)	(78)
Loss on sale of assets, net	9	—
Net income attributable to noncontrolling interests	1	1
Gross margin	$395	$370
Non-cash commodity derivative mark-to-market (a)	$(54)	$(29)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$147	$79
Operating and maintenance expense	9	11
Depreciation and amortization expense	3	3
General and administrative expense	3	3
Other income, net	—	(1)
Earnings from unconsolidated affiliates	(113)	(77)
Loss on sale of assets, net	9	—
Segment gross margin	$58	$18
Non-cash commodity derivative mark-to-market (a)	$(18)	$(43)

Gathering and Processing segment:
Segment net income attributable to partners	$67	$113
Operating and maintenance expense	165	148
Depreciation and amortization expense	93	84
General and administrative expense	6	4
Other expense, net	5	3
Earnings from unconsolidated affiliates	—	(1)
Net income attributable to noncontrolling interests	1	1
Segment gross margin	$337	$352
Non-cash commodity derivative mark-to-market (a)	$(36)	$14

(a)	Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended March 31,
	2019	2018
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$147	$79
Non-cash commodity derivative mark-to-market	18	43
Depreciation and amortization expense, net of noncontrolling interest	3	3
Distributions from unconsolidated affiliates, net of earnings	6	5
Loss on sale of assets, net	9	—
Other income	—	(1)
Adjusted segment EBITDA	$183	$129

Gathering and Processing segment:
Segment net income attributable to partners	$67	$113
Non-cash commodity derivative mark-to-market	36	(14)
Depreciation and amortization expense, net of noncontrolling interest	92	84
Distributions from unconsolidated affiliates, net of earnings	5	8
Other expense	5	3
Adjusted segment EBITDA	$205	$194

(a)	We had lower of cost or market adjustments of $5 million for the three months ended March 31, 2019. There were no lower of cost or market adjustments for the three months ended March 31, 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in "Critical Accounting Policies and Estimates" within Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of updates to significant accounting policies discussed in Note 2 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2019 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of May 1, 2019 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
April 2019 — December 2019	Natural Gas	(50,000) MMBtu/d	NYMEX Final Settlement Price (c)	$3.01-$3.28/MMBtu
April 2019 — December 2019	NGLs	(11,458) Bbls/d (d)	Mt. Belvieu (b)	$.31-$.92/Gal
April 2019 — February 2020	Crude Oil	(5,278) Bbls/d (d)	NYMEX crude oil futures (a)	$57.12-$66.29/Bbl
March 2020 — May 2020	Crude Oil	(1,057) Bbls/d (d)	NYMEX crude oil futures (a)	$61.61-$62.40/Bbl

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
Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$3
Natural gas prices	$0.10	MMBtu	$7
Crude oil prices	$1.00	Barrel	$3

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
We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$2
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$2
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2019:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

March 31, 2019	Natural Gas	8,370,604	MMBtu	$23	$2.72/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

April 2019-January 2020	Natural Gas	(16,785,000)	MMBtu	$1	$2.63-$3.11/MMBtu
April 2019-May 2019	Natural Gas	8,515,000	MMBtu	$—	$2.69-$2.86/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 and (b) Note 18 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. An investment in our securities involves various risks. When considering an investment in us, you should consider carefully all of the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows:

Recently enacted laws and corresponding rulemakings in Colorado could have a material adverse impact on new oil and gas development in the state and could reduce the demand for our services in the state.

On April 16, 2019, the Colorado Governor signed into law Senate Bill 19-181 (“S.B. 181”), which amended existing laws and enacted new laws concerning the conduct of oil and gas operations in Colorado. The bill mandates the Colorado Oil and Gas Conservation Commission (the “COGCC”) to “regulate,” as opposed to the previous mandate to “foster,” the development and production of oil and gas, and requires the current nine-member COGCC to be restructured with reduced oil and gas representation to five full-time paid commissioners, only one of whom will be required to have any industry expertise. Other key elements of S.B. 181 include granting local governments ability to regulate facility siting and surface impacts of oil and gas operations and the ability to inspect and impose fines for leaks, spills, and emissions, and requiring the CDPHE to adopt additional rules that call for the minimization and continual monitoring of emissions at oil and gas facilities. S.B. 181 also requires the COGCC to conduct rulemakings concerning the cumulative impacts of oil and gas development, additional flowline regulations, as well as other matters. While much of our oil and gas infrastructure in Colorado is not located near populous areas, the population in Colorado continues to grow, which may result in populated areas coming closer to existing and proposed oil and gas development. These new laws, and regulatory rulemakings at state and local levels that may be introduced in the future, could cause a curtailment in the permitting of new oil and gas development and facilities as well as an increase in costs to us and our producer customers. Any such curtailments on new oil and gas development, would, as production from existing and previously permitted wells depletes, lead to a reduction in demand for our gathering, processing, and transportation services in the state, which reduction, over time, may be material.

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

4.2	*	Form of 5.375% Notes due 2025 (included in Exhibit 4.1 hereto).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

*    Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 7, 2019	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)