Form 10-Q
period 2019-06-30
DCP Midstream, LP
filed 2019-08-07
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partnership interests	DCP	New York Stock Exchange
7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRB	New York Stock Exchange
7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 1, 2019, there were 143,317,328 common units representing limited partnership interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

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
These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, and in our Annual Report on Form 10-K for the year ended December 31, 2018, including the following risks and uncertainties:

•the extent of changes in commodity prices and the demand for our products and services, our ability to effectively limit a portion of the adverse impact of potential changes in commodity prices through derivative financial instruments, and the potential impact of price, and of producers’ access to capital on natural gas drilling, demand for our services, and the volume of NGLs and condensate extracted;
•the demand for crude oil, residue gas and NGL products;
•the level and success of drilling and quality of production volumes around our assets and our ability to connect supplies to our gathering and processing systems, as well as our residue gas and NGL infrastructure;
•new, additions to, and changes in, laws and regulations, particularly with regard to taxes, safety, regulatory and protection of the environment, including, but not limited to, climate change legislation, regulation of over-the-counter derivatives markets and entities, and hydraulic fracturing regulations, or the increased regulation of our industry, including additional local control over such activities, and their impact on producers and customers served by our systems;
•volatility in the price of our common units and preferred units;
•general economic, market and business conditions;
•the amount of natural gas we gather, compress, treat, process, transport, store and sell, or the NGLs we produce, fractionate, transport, store and sell, may be reduced if the pipelines, storage and fractionation facilities to which we deliver the natural gas or NGLs are capacity constrained and cannot, or will not, accept the natural gas or NGLs or we may be required to find alternative markets and arrangements for our natural gas and NGLs;
•our ability to continue the safe and reliable operation of our assets;
•our ability to construct and start up facilities on budget and in a timely fashion, which is partially dependent on obtaining required construction, environmental and other permits issued by federal, state and municipal governments, or agencies thereof, the availability of specialized contractors and laborers, and the price of and demand for materials;
•our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our $1.4 billion unsecured revolving credit facility or other credit facilities, and the indentures governing our notes, as well as our ability to maintain our credit ratings;
•the creditworthiness of our customers and the counterparties to our transactions;
•the amount of collateral we may be required to post from time to time in our transactions;
•industry changes, including the impact of bankruptcies, consolidations, alternative energy sources, technological advances, infrastructure constraints and changes in competition;
•our ability to grow through organic growth projects, or acquisitions, and the successful integration and future performance of such assets;
•our ability to hire, train, and retain qualified personnel and key management to execute our business strategy;
•weather, weather-related conditions and other natural phenomena, including, but not limited to, their potential impact on demand for the commodities we sell and the operation of company-owned and third party-owned infrastructure;
•security threats such as terrorist attacks, and cybersecurity attacks and breaches, against, or otherwise impacting, our facilities and systems; and
•our ability to obtain insurance on commercially reasonable terms, if at all, as well as the adequacy of insurance to cover our losses.

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
iii

PART I
Item 1. Financial Statements
DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1
Accounts receivable:
Trade, net of allowance for doubtful accounts of $3 and $3 million, respectively	511	860
Affiliates	131	166
Other	18	7
Inventories	46	79
Unrealized gains on derivative instruments	66	108
Collateral cash deposits	27	34
Other	23	16
Total current assets	823	1,271
Property, plant and equipment, net	9,108	9,135
Goodwill	194	231
Intangible assets, net	65	97
Investments in unconsolidated affiliates	3,581	3,340
Unrealized gains on derivative instruments	5	8
Operating lease assets	69	—
Other long-term assets	188	184
Total assets	$14,033	$14,266
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$531	$807
Affiliates	94	96
Other	29	23
Current debt	800	525
Unrealized losses on derivative instruments	54	91
Accrued interest	81	71
Accrued taxes	57	64
Accrued wages and benefits	31	64
Capital spending accrual	24	63
Other	102	100
Total current liabilities	1,803	1,904
Long-term debt	4,750	4,782
Unrealized losses on derivative instruments	5	8
Deferred income taxes	32	32
Operating lease liabilities	57	—
Other long-term liabilities	233	243
Total liabilities	6,880	6,969
Commitments and contingent liabilities (see note 18)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	490	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
General partner	104	107
Limited partners (143,317,328 common units authorized, issued and outstanding, respectively)	6,277	6,418
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	7,125	7,268
Noncontrolling interests	28	29
Total equity	7,153	7,297
Total liabilities and equity	$14,033	$14,266
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,365	$1,849	$3,136	$3,593
Sales of natural gas, NGLs and condensate to affiliates	294	408	634	733
Transportation, processing and other	110	127	225	238
Trading and marketing gains (losses), net	29	(67)	2	(108)
Total operating revenues	1,798	2,317	3,997	4,456
Operating costs and expenses:
Purchases and related costs	1,084	1,703	2,617	3,307
Purchases and related costs from affiliates	272	225	543	390
Operating and maintenance expense	182	185	360	347
Depreciation and amortization expense	101	97	204	191
General and administrative expense	68	70	135	129
Other expense, net	1	3	6	5
Loss on sale of assets, net	5	—	14	—
Restructuring costs	9	—	9	—
Total operating costs and expenses	1,722	2,283	3,888	4,369
Operating income	76	34	109	87
Earnings from unconsolidated affiliates	117	96	230	174
Interest expense, net	(73)	(67)	(142)	(134)
Income before income taxes	120	63	197	127
Income tax expense	—	(1)	(1)	(2)
Net income	120	62	196	125
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to partners	119	61	194	123
Series A preferred limited partners' interest in net income	(10)	(9)	(19)	(18)
Series B preferred limited partners' interest in net income	(3)	(2)	(6)	(2)
Series C preferred limited partners' interest in net income	(2)	—	(4)	—
General partner’s interest in net income	(42)	(40)	(83)	(81)
Net income allocable to limited partners	$62	$10	$82	$22
Net income per limited partner unit — basic and diluted	0.43	0.07	$0.57	$0.15
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3	143.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Net income	$120	$62	$196	$125
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	1
Total other comprehensive income	—	1	—	1
Total comprehensive income	120	63	196	126
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income attributable to partners	$119	$62	$194	$124
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net income	$196	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	204	191
Earnings from unconsolidated affiliates	(230)	(174)
Distributions from unconsolidated affiliates	259	193
Net unrealized losses on derivative instruments	15	66
Loss on sale of assets, net	14	—
Other, net	6	9
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	373	(50)
Inventories	19	21
Accounts payable	(248)	42
Other assets and liabilities	(62)	(92)
Net cash provided by operating activities	546	331
INVESTING ACTIVITIES:
Capital expenditures	(308)	(268)
Investments in unconsolidated affiliates	(270)	(126)
Proceeds from sale of assets	132	3
Net cash used in investing activities	(446)	(391)
FINANCING ACTIVITIES:
Proceeds from debt	3,457	1,803
Payments of debt	(3,208)	(1,678)
Proceeds from issuance of preferred limited partner units, net of offering costs	—	155
Distributions to preferred limited partners	(28)	(21)
Distributions to limited partners and general partner	(309)	(349)
Distributions to noncontrolling interests	(3)	(2)
Debt issuance costs	(9)	—
Net cash used in financing activities	(100)	(92)
Net change in cash and cash equivalents	—	(152)
Cash and cash equivalents, beginning of period	1	156
Cash and cash equivalents, end of period	$1	$4

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balance, January 1, 2019	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
Net income	9	3	2	20	41	—	1	76
Distributions to unitholders	—	(3)	(2)	(111)	(43)	—	—	(159)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2019	$498	$156	$106	$6,327	$105	$(8)	$29	$7,213
Net income	10	3	2	62	42	—	1	120
Distributions to unitholders	(18)	(3)	(2)	(112)	(43)	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance, June 30, 2019	$490	$156	$106	$6,277	$104	$(8)	$28	$7,153
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balance, January 1, 2018	$491	$—	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment	—	—	6	—	—	—	6
Net income	9	—	12	41	—	1	63
Distributions to unitholders	—	—	(111)	(83)	—	—	(194)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, March 31, 2018	$500	$—	$6,679	$112	$(9)	$30	$7,312
Net income	9	2	10	40	—	1	62
Other comprehensive income	—	—	—	—	1	—	1
Issuance of 6,450,000 Series B Preferred Units	—	155	—	—	—	—	155
Distributions to unitholders	(21)	—	(112)	(43)	—	—	(176)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, June 30, 2018	$488	$157	$6,577	$109	$(8)	$30	$7,353

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or “us”, “we”, “our” or the “Partnership” is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Logistics and Marketing and Gathering and Processing segments. For additional information regarding these segments, see Note 20 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2019, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
3. New Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which amends current measurement techniques used to estimate credit losses for financial assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures. We do not expect this update to have a material impact on our consolidated financial statements and related disclosures.

FASB ASU, 2016-02 “Leases (Topic 842)” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We adopted this ASU on January 1, 2019 using the modified retrospective approach without application to prior periods. We implemented the following practical expedients and policy elections permitted under the new standard: (a) the package of practical expedients allowing us to not reassess whether expired or existing contracts contain a lease, the lease classification for any expired or existing leases and the treatment of initial direct costs for any expired or existing leases, (b) the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements in existing agreements, (c) not recognizing lease assets or liabilities when lease terms are less than twelve months and (d) for agreements that contain both lease and non-lease components, combining these components together and accounting for them as a single lease

4. Dispositions

On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for a purchase price of $90 million. Net proceeds received were approximately $103 million due to customary purchase price adjustments. The transaction closed effective March 1, 2019. We recognized a loss on sale of $9 million net of goodwill, in the first quarter of 2019.
During the second quarter of 2019, we received proceeds of $29 million related to the sale of non-core assets, resulting in a loss on sale of $5 million.

5. Revenue Recognition

We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended June 30, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$445	$363	$(320)	$488
Sales of NGLs and condensate (a)	1,155	535	(519)	1,171
Transportation, processing and other	12	98	—	110
Trading and marketing gains, net (b)	1	28	—	29
Total operating revenues	$1,613	$1,024	$(839)	$1,798

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,082	$920	$(818)	$1,184
Sales of NGLs and condensate (a)	2,558	1,183	(1,155)	2,586
Transportation, processing and other	24	201	—	225
Trading and marketing (losses) gains, net (b)	(6)	8	—	2
Total operating revenues	$3,658	$2,312	$(1,973)	$3,997
(a)   Includes $822 million and $1,680 million for the three and six months ended June 30, 2019, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of FASB ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606).
(b)   Not within the scope of Topic 606.

	Three Months Ended June 30, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$463	$398	$(353)	$508
Sales of NGLs and condensate (a)	1,714	870	(835)	1,749
Transportation, processing and other	16	112	(1)	127
Trading and marketing losses, net (b)	$(1)	$(66)	—	(67)
Total operating revenues	$2,192	$1,314	$(1,189)	$2,317

	Six Months Ended June 30, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,016	$844	$(772)	$1,088
Sales of NGLs and condensate (a)	3,170	1,610	(1,542)	3,238
Transportation, processing and other	30	209	(1)	238
Trading and marketing losses, net (b)	$(45)	$(63)	—	(108)
Total operating revenues	$4,171	$2,600	$(2,315)	$4,456
(a)   Includes $1,108 million and $1,901 million for the three and six months ended June 30, 2018, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our logistics and marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.

The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $204 million as of June 30, 2019. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of 4 years as of June 30, 2019. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities

Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheet.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheet:

Six Months Ended June 30, 2019

(millions)
Balance, beginning of period	$34
Revenue recognized (a)	(1)
Balance, end of period	$33
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.

The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$50	$53	$99	$102
General and administrative expense	$44	$47	$91	$85
Restructuring costs	$9	$—	$9	$—

Phillips 66 and its Affiliates

We sell a portion of our residue gas and NGLs to and purchase NGLs from Phillips 66 and its respective affiliates. We anticipate continuing to sell commodities to and purchase commodities from Phillips 66 and its affiliates in the ordinary course of business.

Enbridge and its Affiliates

We purchase NGLs from Enbridge and its affiliates. We anticipate continuing to purchase commodities from Enbridge and its affiliates in the ordinary course of business.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$290	$381	$616	$683
Purchases and related costs from affiliates	$64	$28	$109	$38
Operating and maintenance and general administrative expenses	$3	$3	$7	$6
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$13	$—	$25
Purchases and related costs from affiliates	$7	$18	$14	$28
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$4	$14	$18	$25
Transportation, processing, and other to affiliates	$—	$2	$1	$3
Purchases and related costs from affiliates	$201	$179	$420	$324

 We had balances with affiliates as follows:

	June 30, 2019	December 31, 2018
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$115	$145
Accounts payable	$22	$22
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$16	$21
Accounts payable	$70	$72

8. Inventories
Inventories were as follows:

	June 30, 2019	December 31, 2018
	(millions)
Natural gas	$19	$34
NGLs	27	45
Total inventories	$46	$79
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized lower of cost or market adjustments of $3 million and $8 million during the three and six months ended June 30, 2019, respectively. No lower of cost or market adjustments were recognized for the three and six months ended June 30, 2018.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2019	December 31, 2018
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,694	$8,492
Processing, storage and terminal facilities	35 — 60 Years	5,384	5,194
Other	3 — 30 Years	584	568
Construction work in progress		217	470
Property, plant and equipment		14,879	14,724
Accumulated depreciation		(5,771)	(5,589)
Property, plant and equipment, net		$9,108	$9,135
Interest capitalized on construction projects was $5 million and $6 million for the three months ended June 30, 2019 and 2018, respectively, and $10 million and $11 million for the six months ended June 30, 2019 and 2018, respectively.
Depreciation expense was $99 million and $94 million for the three months ended June 30, 2019 and 2018, respectively, and $200 million and $186 million for the six months ended June 30, 2019 and 2018, respectively.

10. Goodwill
The carrying amount of goodwill in each of our reportable segments was as follows:

	Six Months Ended June 30, 2019
	(millions)
	Gathering and Processing	Logistics and Marketing	Total
Balance, beginning of period	$159	$72	$231
Dispositions	—	(37)	(37)
Balance, end of period	$159	$35	$194

11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2019	December 31, 2018
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,781	$1,791
DCP Southern Hills Pipeline, LLC	66.67%	731	728
Gulf Coast Express Pipeline LLC	25.00%	386	146
Discovery Producer Services LLC	40.00%	336	344
Front Range Pipeline LLC	33.33%	185	175
Texas Express Pipeline LLC	10.00%	101	95
Mont Belvieu Enterprise Fractionator	12.50%	27	24
Panola Pipeline Company, LLC	15.00%	21	23
Mont Belvieu 1 Fractionator	20.00%	9	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,581	$3,340

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$58	$140	$106
DCP Southern Hills Pipeline, LLC	22	16	45	29
Discovery Producer Services LLC	3	2	3	3
Front Range Pipeline LLC	9	5	16	10
Texas Express Pipeline LLC	4	8	9	10
Mont Belvieu Enterprise Fractionator	3	3	7	7
Mont Belvieu 1 Fractionator	4	4	8	8
Other	—	—	2	1
Total earnings from unconsolidated affiliates	$117	$96	$230	$174

The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Statements of operations:
Operating revenue	$432	$408	$853	$742
Operating expenses	$162	$147	$353	$286
Net income	$269	$260	$500	$454

	June 30, 2019	December 31, 2018
	(millions)
Balance sheets:
Current assets	$409	$411
Long-term assets	7,282	6,359
Current liabilities	(366)	(424)
Long-term liabilities	(259)	(221)
Net assets	$7,066	$6,125

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
•Level 1 — inputs are unadjusted quoted prices for identical assets or liabilities in active markets.
•Level 2 — inputs include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 — inputs are unobservable and considered significant to the fair value measurement.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
The following table presents the financial instruments carried at fair value as of June 30, 2019 and December 31, 2018, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$31	$27	$8	$66	$62	$32	$14	$108
Long-term assets:
Commodity derivatives	$—	$3	$2	$5	$4	$2	$2	$8
Current liabilities:
Commodity derivatives	$(26)	$(27)	$(1)	$(54)	$(39)	$(52)	$—	$(91)
Long-term liabilities:
Commodity derivatives	$—	$(5)	$—	$(5)	$(1)	$(5)	$(2)	$(8)

Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the six months ended June 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2019 (a):
Beginning balance	$5	$1	$(1)	$(1)
Net unrealized gains included in earnings (b)	$10	1	1	1
Transfers out of Level 3 (c)	(6)	—	—	—
Settlements	(1)	—	(1)	—
Ending balance	$8	$2	$(1)	$—
Net unrealized gains on derivatives still held included in earnings (b)	$7	$1	$—	$—
Three months ended June 30, 2018 (a):
Beginning balance	$2	$—	$(6)	$(3)
Net unrealized gains (losses) included in earnings (b)	1	1	(14)	(4)
Transfers out of Level 3 (c)	(2)	—	8	—
Settlements	—	—	2	—
Ending balance	$1	$1	$(10)	$(7)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$1	$(8)	$(4)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings (b)	8	2	(1)	1
Transfers out of Level 3 (c)	(8)	(2)	—	1
Settlements	(6)	—	—	—
Ending balance	$8	$2	$(1)	$—
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$7	$1	$(1)	$—
Six months ended June 30, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized losses included in earnings (b)	—	—	(12)	(6)
Transfers out of Level 3 (c)	(2)	—	12	—
Settlements	—	—	3	—
Ending balance	$1	$1	$(10)	$(7)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$1	$—	$(7)	$(6)

(a)There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2019 and 2018.
(b)Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.
(c)Amounts transferred out of Level 3 are reflected at fair value at the end of the period.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

	June 30, 2019
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$8	$0.20-$1.15	Per gallon
Natural gas	$2	$2.09-$2.73	Per MMBtu
Liabilities
NGLs	$(1)	$0.09-$1.15	Per gallon
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The fair value of borrowings under the Credit Agreement (defined below) and the accounts receivable securitization facility (the “Securitization Facility”) are based on carrying value, which approximates fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2019 and December 31, 2018, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,586	$5,743	$5,337	$5,170
(a) Excludes unamortized issuance costs.

13. Leases

We have operating leases for transportation agreements, office space, vehicles, compressors and field equipment. Our leases have remaining lease terms of less than 1 year to 22 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. We do not have any material finance leases as of June 30, 2019. Operating leases are included in operating lease assets, other current liabilities and operating lease liabilities on our condensed consolidated balance sheet as of June 30, 2019 as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

As of
June 30, 2019
(millions)
Operating lease assets	$69

Operating lease liabilities	$57
Other current liabilities	18
Total	$75

Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(millions)
Operating lease cost	$5	$11
Variable lease cost	1	3
Short term lease cost	1	2
Total lease cost	$7	$16

Maturities of operating lease liabilities under non-cancelable leases as of June 30, 2019 are as follows:

Future Minimum Rental Payments as of June 30, 2019
(millions)
2019 - remainder	$10
2020	21
2021	19
2022	14
2023	8
Thereafter	11
Total lease payments	$83
Less imputed interest	(8)
Total operating lease liabilities	$75

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Minimum rental payments under our various operating leases in the year indicated were as follows as of December 31, 2018:

Future Minimum Rental Payments as of December 31, 2018
(millions)
2019	$22
2020	18
2021	14
2022	9
2023	5
Thereafter	7
Total minimum rental payments	$75

Consolidated rental expense totaled $9 million and $17 million, respectively for the three and six months ended June 30, 2018.

Supplemental cash flow information related to leases as follows:

Six Months Ended
June 30, 2019
(millions)
Cash paid for amounts included in the measurement of operating lease liabilities:	$12
Right-of-use assets obtained in exchange for operating lease obligations:	$6

Other information related to operating leases as follows:
Weighted average remaining lease term	5 years
Weighted average discount rate	4.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
14. Debt

	June 30, 2019	December 31, 2018
	(millions)
Senior notes:
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	—	325
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	—
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.901%, as of December 31, 2018, due December 2022	—	351
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 3.20% as of June 30, 2019, due August 2019	200	200
Fair value adjustments related to interest rate swap fair value hedges (a)	20	21
Unamortized issuance costs	(36)	(30)
Unamortized discount	(9)	(10)
Total debt	5,550	5,307
Current debt	800	525
Total long-term debt	$4,750	$4,782
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

Senior Notes Issuance

On May 10, 2019, we issued $600 million of aggregate principal amount of 5.125% Senior Notes due May 2029, unless redeemed prior to maturity. We received proceeds of $592 million, net of underwriters' fees, related expenses, and unamortized discounts, which we used for general partnership purposes, including the repayment of indebtedness under the Credit

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Agreement (defined below) and the funding of capital expenditures. Interest on the notes will be paid semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2019.

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

Senior Notes Redemption

On April 1, 2019, we repaid at maturity all $325 million aggregate principal amount outstanding of our 2.70% Senior Notes due 2019 using borrowings under our revolving credit facility.

Credit Agreement

We are a party to a $1.4 billion unsecured revolving Credit Agreement (the “Credit Agreement”) which matures on December 6, 2022. The Credit Agreement also grants us the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million, subject to requisite lender approval. The Credit Agreement may be extended for up to two additional one-year periods subject to requisite lender approval. Loans under the Credit Agreement may be used for working capital and other general partnership purposes including acquisitions.

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

Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.45% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%, plus (b) an applicable margin of 0.45% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.30% based on our current credit rating. This fee is paid on drawn and undrawn portions of the 1.4 billion revolving credit facility.

As of June 30, 2019, we had unused borrowing capacity of $1,385 million, net of $15 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,385 million as of June 30, 2019. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.

Accounts Receivable Securitization Facility

We have an Accounts Receivable Securitization Facility (the “Securitization Facility”) that provides up to $200 million of borrowing capacity through August 2019 at LIBOR market index rates plus a margin. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.

DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. As of June 30, 2019, DCP Receivables had $658 million of our accounts receivable securing borrowings of $200 million under its Securitization Facility. Borrowings under the Securitization Facility are included in “Current debt” on the condensed consolidated balance sheet.

The maturities of our debt as of June 30, 2019 are as follows:

Debt Maturities
(millions)
2019	$200
2020	600
2021	500
2022	350
2023	500
Thereafter	3,425
Total debt	$5,575

15. Risk Management and Hedging Activities
Our operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with either physical or financial transactions. We have established a comprehensive risk management policy and a risk management committee (the “Risk Management Committee”), to monitor and manage market risks associated with commodity prices and counterparty credit. The Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits.
Collateral
As of June 30, 2019, we had cash deposits of $27 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of June 30, 2019, we held letters of credit of $54 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

	June 30, 2019			December 31, 2018
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$71	$—	$71	$116	$—	$116
Liabilities:
Commodity derivatives	$(59)	$—	$(59)	$(99)	$—	$(99)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2019 and December 31, 2018.

Balance Sheet Line Item	June 30, 2019	December 31, 2018	Balance Sheet Line Item	June 30, 2019	December 31, 2018
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$66	$108	Unrealized losses on derivative instruments — current	$(54)	$(91)
Unrealized gains on derivative instruments — long-term	5	8	Unrealized losses on derivative instruments — long-term	(5)	(8)
Total	$71	$116	Total	$(59)	$(99)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2019:

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2019:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Net deferred (losses) gains in AOCI (ending balance)	$(3)	$(6)	$1	$(8)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)
(a)Relates to Discovery Producer Services LLC (“Discovery”), an unconsolidated affiliate.

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
(a)Relates to Discovery, an unconsolidated affiliate.
For the three and six months ended June 30, 2019 and 2018, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three and six months ended June 30, 2019 and 2018, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Realized (losses) gains	$(10)	$(30)	$17	$(42)
Unrealized gains (losses)	39	(37)	(15)	(66)
Trading and marketing gains (losses), net	$29	$(67)	$2	$(108)
We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	June 30, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2019	(1,011,000)	(20,299,550)	(20,528,570)	2,000,000
2020	(664,000)	(3,790,000)	(14,847,743)	3,125,000
2021	(100,000)	—	(5,519,594)	(4,562,500)
2022	—	—	(689)	8,212,500
2023	—	—	—	7,300,000

	June 30, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2018	(1,646,000)	(21,623,200)	(25,737,691)	2,257,500
2019	(1,900,000)	—	(19,314,335)	1,512,500
2020	(128,000)	—	(13,568,452)	3,660,000
2021	—	—	(5,750,000)	—

16. Partnership Equity and Distributions
Common Units — During the six months ended June 30, 2019, we issued no common units pursuant to our at-the-market program. As of June 30, 2019, $750 million of common units remained available for sale pursuant to our at-the-market program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Distributions — The following table presents our cash distributions paid in 2019 and 2018:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 15, 2019	$0.7800	$155
February 14, 2019	$0.7800	$154
November 14, 2018	$0.7800	$155
August 14, 2018	$0.7800	$154
May 15, 2018	$0.7800	$155
February 14, 2018	$0.7800	$194

Distributions to Series A Preferred unitholders
June 17, 2019	$36.8750	$18
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4

Distributions to Series C Preferred unitholders
April 15, 2019	$0.4969	$2
January 15, 2019	$0.4969	$2

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
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

The following pending proceedings involve governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect to our results of operations, financial position, or cash flows:

•In March 2018, the New Mexico Environment Department (“NMED”) issued two separate Notices of Violation (“NOV”) relating to upset and malfunction event emissions at two of our gas processing plants. Following information exchanges and discussions with NMED regarding the events and the propriety of the alleged violations, on February 14, 2019 we entered into preliminary settlement agreements to resolve the alleged violations under each NOV for administrative penalties in the amount of $149,832 and $142,233, respectively. We intend to mitigate a portion of each administrative penalty through the implementation of environmentally beneficial projects.

•In April 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants that we self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, during the first quarter of 2019, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit, in a combined amount expected to be between approximately $375,000 and $420,000. We are still evaluating and holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

•In January 2019, CDPHE issued a Compliance Advisory in relation to an improperly configured facility flare meter, which failed to accurately track air emissions from the flare at one of our gas processing plants resulting in the flare exceeding its permitted emissions limits. Following information exchanges and discussions with CDPHE during the first and second quarters of 2019, a resolution was proposed that includes DCP completing a project to reduce levels of vapors directed to the flare to within existing permit limits in addition to us paying an administrative penalty of approximately $29,000 and making expenditures on an environmentally beneficial project of another $115,000. We are still holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

19. Restructuring
In May 2019, we announced a voluntary separation program which resulted in $9 million of nonrecurring expense for the three and six months ended June 30, 2019. We expect to incur an additional $2 million of expense during the remainder of 2019 in relation to the voluntary separation program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
20. Business Segments

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
The following tables set forth our segment information:

Three Months Ended June 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,613	$1,024	$—	$(839)	1,798
Gross margin (a)	$88	$354	$—	$—	$442
Operating and maintenance expense	(11)	(165)	(6)	—	(182)
Depreciation and amortization expense	(3)	(91)	(7)	—	(101)
General and administrative expense	(1)	(6)	(61)	—	(68)
Other expense, net	(1)	—	—	—	(1)
Loss on sale of assets, net	(1)	(4)	—	—	(5)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	114	3	—	—	117
Interest expense	—	—	(73)	—	(73)
Net income (loss)	$185	$91	$(156)	$—	$120
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$185	$90	$(156)	$—	$119
Non-cash derivative mark-to-market (b)	$24	$15	$—	$—	$39
Non-cash lower of cost or market adjustments	$3	$—	$—	$—	$3
Capital expenditures	$11	$111	$4	$—	$126
Investments in unconsolidated affiliates, net	$139	$—	$—	$—	$139

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Three Months Ended June 30, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,192	$1,314	$—	$(1,189)	$2,317
Gross margin (a)	$56	$333	$—	$—	$389
Operating and maintenance expense	(11)	(169)	(5)	—	(185)
Depreciation and amortization expense	(3)	(87)	(7)	—	(97)
General and administrative expense	(3)	(2)	(65)	—	(70)
Other expense	(3)	—	—	—	(3)
Earnings from unconsolidated affiliates	94	2	—	—	96
Interest expense	—	—	(67)	—	(67)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$130	$77	$(145)	$—	$62
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$130	$76	$(145)	$—	$61
Non-cash derivative mark-to-market (b)	$5	$(42)	$—	$—	$(37)
Capital expenditures	$—	$140	$4	$—	$144
Investments in unconsolidated affiliates, net	$66	$—	$—	$—	$66

Six Months Ended June 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,658	$2,312	$—	$(1,973)	$3,997
Gross margin (a)	$146	$691	$—	$—	$837
Operating and maintenance expense	(20)	(330)	(10)	—	(360)
Depreciation and amortization expense	(6)	(184)	(14)	—	(204)
General and administrative expense	(4)	(12)	(119)	—	(135)
Other expense, net	(1)	(5)	—	—	(6)
Loss on sale of assets, net	(10)	(4)	—	—	(14)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	227	3	—	—	230
Interest expense	—	—	(142)	—	(142)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$332	$159	$(295)	$—	$196
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$332	$157	$(295)	$—	$194
Non-cash derivative mark-to-market (b)	$6	$(21)	$—	$—	$(15)
Non-cash lower of cost or market adjustments	$8	$—	$—	$—	$8
Capital expenditures	$25	$276	$7	$—	$308
Investments in unconsolidated affiliates, net	$270	$—	$—	$—	$270

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
Six Months Ended June 30, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$4,171	$2,600	$—	$(2,315)	$4,456
Gross margin (a)	$74	$685	$—	$—	$759
Operating and maintenance expense	(22)	(317)	(8)	—	(347)
Depreciation and amortization expense	(6)	(171)	(14)	—	(191)
General and administrative expense	(6)	(6)	(117)	—	(129)
Other expense, net	(2)	(3)	—	—	(5)
Earnings from unconsolidated affiliates	171	3	—	—	174
Interest expense	—	—	(134)	—	(134)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$209	$191	$(275)	$—	$125
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$209	$189	$(275)	$—	$123
Non-cash derivative mark-to-market (b)	$(38)	$(28)	$—	$—	$(66)
Capital expenditures	$1	$260	$7	$—	$268
Investments in unconsolidated affiliates, net	$125	$1	$—	$—	$126

	June 30,	December 31,
	2019	2018
	(millions)
Segment long-term assets:
Gathering and Processing	$9,100	$9,058
Logistics and Marketing	3,823	3,661
Other (c)	287	276
Total long-term assets	13,210	12,995
Current assets	823	1,271
Total assets	$14,033	$14,266

(a)Gross margin consists of total operating revenues, including commodity derivative activity, less purchases and related costs. Gross margin is viewed as a non-GAAP financial measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income or net cash provided by operating activities as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
(b)Non-cash commodity derivative mark-to-market is included in gross margin, along with cash settlements for our commodity derivative contracts.
(c)Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)
21. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$115	$129
Cash paid for income taxes, net of income tax refunds	$3	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$37	$42
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$84	$—

22. Supplementary Information - Condensed Consolidating Financial Information
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheets
	June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	660	—	660
Inventories	—	—	46	—	46
Other	—	—	116	—	116
Total current assets	—	—	823	—	823
Property, plant and equipment, net	—	—	9,108	—	9,108
Goodwill and intangible assets, net	—	—	259	—	259
Advances receivable — consolidated subsidiaries	2,115	1,997	—	(4,112)	—
Investments in consolidated subsidiaries	5,012	8,445	—	(13,457)	—
Investments in unconsolidated affiliates	—	—	3,581	—	3,581
Other long-term assets	—	—	262	—	262
Total assets	$7,127	$10,442	$14,033	$(17,569)	$14,033
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$80	$921	$—	$1,003
Current maturities of long-term debt	—	600	200	—	800
Advances payable — consolidated subsidiaries	—	—	4,112	(4,112)	—
Long-term debt	—	4,750	—	—	4,750
Other long-term liabilities	—	—	327	—	327
Total liabilities	2	5,430	5,560	(4,112)	6,880
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,125	5,015	8,450	(13,457)	7,133
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	7,125	5,012	8,445	(13,457)	7,125
Noncontrolling interests	—	—	28	—	28
Total equity	7,125	5,012	8,473	(13,457)	7,153
Total liabilities and equity	$7,127	$10,442	$14,033	$(17,569)	$14,033

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,659	$—	$1,659
Transportation, processing and other	—	—	110	—	110
Trading and marketing gains, net	—	—	29	—	29
Total operating revenues	—	—	1,798	—	1,798
Operating costs and expenses:
Purchases and related costs	—	—	1,356	—	1,356
Operating and maintenance expense	—	—	182	—	182
Depreciation and amortization expense	—	—	101	—	101
General and administrative expense	—	—	68	—	68
Loss on sale of assets, net	—	—	5	—	5
Restructuring costs	—	—	9	—	9
Other expense, net	—	—	1	—	1
Total operating costs and expenses	—	—	1,722	—	1,722
Operating income	—	—	76	—	76
Interest expense, net	—	(71)	(2)	—	(73)
Income from consolidated subsidiaries	119	190	—	(309)	—
Earnings from unconsolidated affiliates	—	—	117	—	117
Income before income taxes	119	119	191	(309)	120
Income tax expense	—	—	—	—	—
Net income	119	119	191	(309)	120
Net income attributable to noncontrolling interests	$—	$—	$(1)	$—	$(1)
Net income attributable to partners	119	119	190	(309)	119

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$119	$119	$191	$(309)	$120
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	119	119	191	(309)	120
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income attributable to partners	$119	$119	$190	$(309)	$119

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$3,770	$—	$3,770
Transportation, processing and other	—	—	225	—	225
Trading and marketing gains, net	—	—	2	—	2
Total operating revenues	—	—	3,997	—	3,997
Operating costs and expenses:
Purchases and related costs	—	—	3,160	—	3,160
Operating and maintenance expense	—	—	360	—	360
Depreciation and amortization expense	—	—	204	—	204
General and administrative expense	—	—	135	—	135
Loss on sale of assets, net	—	—	14	—	14
Restructuring costs	—	—	9	—	9
Other expense, net	—	—	6	—	6
Total operating costs and expenses	—	—	3,888	—	3,888
Operating income	—	—	109	—	109
Interest expense, net	—	(138)	(4)	—	(142)
Income from consolidated subsidiaries	194	332	—	(526)	—
Earnings from unconsolidated affiliates	—	—	230	—	230
Income before income taxes	194	194	335	(526)	197
Income tax expense	—	—	(1)	—	(1)
Net income	194	194	334	(526)	196
Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income attributable to partners	$194	$194	$332	$(526)	$194

	Condensed Consolidating Statement of Comprehensive Income
	Six Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$194	$194	$334	$(526)	$196
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	194	194	334	(526)	196
Total comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total comprehensive income attributable to partners	$194	$194	$332	$(526)	$194

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Six Months Ended June 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(126)	$672	$—	$546
INVESTING ACTIVITIES:
Intercompany transfers	337	(114)	—	(223)	—
Capital expenditures	—	—	(308)	—	(308)
Investments in unconsolidated affiliates, net	—	—	(270)	—	(270)
Proceeds from sale of assets	—	—	132	—	132
Net cash provided by (used in) investing activities	337	(114)	(446)	(223)	(446)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(223)	223	—
Proceeds from debt	—	3,457	—	—	3,457
Payments of debt	—	(3,208)	—	—	(3,208)
Distributions to preferred limited partners	(28)	—	—	—	(28)
Distributions to limited partners and general partner	(309)	—	—	—	(309)
Distributions to noncontrolling interests	—	—	(3)	—	(3)
Debt issuance costs	—	(9)	—	—	(9)
Net cash (used in) provided by financing activities	(337)	240	(226)	223	(100)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(131)	$462	$—	$331
INVESTING ACTIVITIES:
Intercompany transfers	215	(149)	—	(66)	—
Capital expenditures	—	—	(268)	—	(268)
Investments in unconsolidated affiliates, net	—	—	(126)	—	(126)
Proceeds from sale of assets	—	—	3	—	3
Net cash provided by (used in) investing activities	215	(149)	(391)	(66)	(391)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(66)	66	—
Proceeds from debt	—	1,803	—	—	1,803
Payments of debt	—	(1,678)	—	—	(1,678)
Proceeds from issuance of preferred limited partner units, net of offering costs	155	—	—	—	155
Distributions to preferred limited partners	(21)	—	—	—	(21)
Distributions to limited partners and general partner	(349)	—	—	—	(349)
Distributions to noncontrolling interests	—	—	(2)	—	(2)
Net cash (used in) provided by financing activities	(215)	125	(68)	66	(92)
Net change in cash and cash equivalents	—	(155)	3	—	(152)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$4	$—	$4

23. Subsequent Events
On July 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on August 14, 2019 to unitholders of record on August 2, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 16, 2019 to unitholders of record on September 3, 2019. The Series C distribution will be paid on October 15, 2019 to unitholders of record on October 1, 2019.

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk”, we have sensitivities to certain cash and non-cash changes in commodity prices.

In the long-term, our belief is that commodity prices will continue to be at levels which support crude, condensate, natural gas, and NGL production. We expect future commodity prices will be influenced by the severity of winter and summer weather, tariffs and other global economic conditions, the level of North American production and drilling activity by exploration and production companies and the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil.
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
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 11 have investment grade credit ratings.
In addition to the U.S. financial markets, many businesses and investors continue to monitor global economic conditions. Uncertainty abroad may contribute to volatility in domestic financial and commodity markets.
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:
•Our growing fee-based business represents a significant portion of our margins.
•We have positive operating cash flow from our well-positioned and diversified assets.
•We have a well-defined and targeted hedging program.
•We manage our disciplined capital growth program with a significant focus on fee-based agreements and projects with long-term volume outlooks.
•We believe we have a solid capital structure and balance sheet.
•We believe we have access to sufficient capital to fund our growth via excess coverage and divestitures.
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

Some of our growth projects include the following:
•Within our Logistics and Marketing segment, we have a 25% ownership interest in the Gulf Coast Express pipeline, or "GCX". The GCX project is designed to transport approximately 2 Bcf/d of natural gas, is fully subscribed and is anticipated to be in-service late in the third quarter of 2019.
•We are adding NGL takeaway to the DJ Basin with our Southern Hills pipeline extension with capacity of 90 MBbls/d, expandable to 120 MBbls/d. Expected completion is in the fourth quarter of 2019.
•We are participating in the Front Range 100 MBbls/d and Texas Express 90 MBbls/d expansions adding NGL takeaway from the DJ Basin. Both expansions are expected to go into service in the fourth quarter of 2019.
•We are expanding the Southern Hills pipeline by approximately 40 MBbls/d which will increase capacity to 230 MBbls/d with an expected in-service date in the fourth quarter of 2020.
•We hold an option to acquire a 30% ownership interest in two 150 MBbls/d fractionators to be constructed within Phillips 66's Sweeny Hub, exercisable at the in-service date, which is expected to be in late 2020.
•We have a 33% ownership option in the Cheyenne Connector pipeline, exercisable after Federal Energy Regulatory Commission approval of the project.
•Within our Gathering and Processing Segment, the 200 MMcf/d O'Connor 2 plant is in its final commissioning stages and is expected to be in service by the end of August 2019. The associated 100 MMcf/d bypass is expected to be in-service by the end of the third quarter of 2019.
•We announced execution of a strategic, capital efficient offload agreement to provide up to 225 MMcf/d of incremental DJ Basin processing capacity by mid-2020.

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

Recent Events

Senior Notes
On May 10, 2019, we issued $600 million of aggregate principal amount of 5.125% Senior Notes due May 2029, unless redeemed prior to maturity. We received proceeds of $592 million, net of underwriters' fees, related expenses, and unamortized discounts, which we used for general partnership purposes, including the repayment of indebtedness under the Credit Agreement and the funding of capital expenditures. Interest on the notes will be paid semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2019.
On April 1, 2019, we repaid at maturity all $325 million of aggregate principal amount outstanding of our 2.70% Senior Notes due 2019 using borrowings under our revolving credit facility.

Common and Preferred Distributions
On July 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on August 14, 2019 to unitholders of record on August 2, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 16, 2019 to unitholders of record on September 3, 2019. The Series C distribution will be paid on October 15, 2019 to unitholders of record on October 1, 2019.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2019 vs. 2018		Variance Six Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,613	$2,192	$3,658	$4,171	$(579)	(26)%	$(513)	(12)%
Gathering and Processing	1,024	1,314	2,312	2,600	(290)	(22)%	(288)	(11)%
Inter-segment eliminations	(839)	(1,189)	(1,973)	(2,315)	(350)	(29)%	(342)	(15)%
Total operating revenues	1,798	2,317	3,997	4,456	(519)	(22)%	(459)	(10)%
Purchases and related costs
Logistics and Marketing	(1,525)	(2,136)	(3,512)	(4,097)	(611)	(29)%	(585)	(14)%
Gathering and Processing	(670)	(981)	(1,621)	(1,915)	(311)	(32)%	(294)	(15)%
Inter-segment eliminations	839	1,189	1,973	2,315	(350)	(29)%	(342)	(15)%
Total purchases	(1,356)	(1,928)	(3,160)	(3,697)	(572)	(30)%	(537)	(15)%
Operating and maintenance expense	(182)	(185)	(360)	(347)	(3)	(2)%	13	4%
Depreciation and amortization expense	(101)	(97)	(204)	(191)	4	4%	13	7%
General and administrative expense	(68)	(70)	(135)	(129)	(2)	(3)%	6	5%
Other expense, net	(1)	(3)	(6)	(5)	(2)	(67)%	1	20%
Loss on sale of assets, net	(5)	—	(14)	—	5	*	14	*
Restructuring costs	(9)	—	(9)	—	9	*	9	*
Earnings from unconsolidated affiliates (b)	117	96	230	174	21	22%	56	32%
Interest expense	(73)	(67)	(142)	(134)	6	9%	8	6%
Income tax expense	—	(1)	(1)	(2)	(1)	*	(1)	*
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Net income attributable to partners	$119	$61	$194	$123	$58	95%	$71	58%
Other data:
Gross margin (c):
Logistics and Marketing	$88	$56	$146	$74	$32	57%	$72	97%
Gathering and Processing	354	333	691	685	$21	6%	6	1%
Total gross margin	$442	$389	$837	$759	$53	14%	$78	10%

Non-cash commodity derivative mark-to-market	$39	$(37)	$(15)	$(66)	$76	*	$51	*
NGL pipelines throughput (MBbls/d) (d)	637	592	652	555	45	8%	97	17%
Natural gas wellhead (MMcf/d) (d)	4,866	4,797	4,902	4,632	69	1%	270	6%
NGL gross production (MBbls/d) (d)	422	426	429	405	(4)	(1)%	24	6%

* Percentage change is not meaningful.

(a)Operating revenues include the impact of trading and marketing gains (losses), net.
(b)Earnings for Discovery, Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(c)Gross margin consists of total operating revenues less purchases and related costs. Segment gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(d)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Total Operating Revenues — Total operating revenues decreased $519 million in 2019 compared to 2018 primarily as a result of the following:
•$579 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices, partially offset by higher gas and NGL sales volumes which impacts both sales and purchases and favorable commodity derivative activity; and
•$290 million decrease for our Gathering and Processing segment due to lower commodity prices and decreased volumes in the Midcontinent region, which impacted both sales and purchases, partially offset by increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the South and Permian regions, and favorable commodity derivative activity.
These decreases were partially offset by:
•$350 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Total Purchases — Total purchases decreased $572 million in 2019 compared to 2018 primarily as a result of the following:
•$611 million decrease for our Logistics and Marketing segment for the reasons discussed above; and
•$311 million decrease for our Gathering and Processing segment for the reasons discussed above.
These decreases were partially offset by:
•$350 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system.
Other Expense, net — Other expense in 2018 primarily represents the write-off of property, plant and equipment associated with asset rationalization.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of non-core assets.
Restructuring costs — Restructuring costs represent costs associated with the voluntary separation program offered during the second quarter of 2019.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity.
Interest Expense - Interest expense increased in 2019 compared to 2018 primarily as a result of higher average outstanding debt balances.
Net Income Attributable to Partners — Net income attributable to partners increased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin increased $53 million in 2019 compared to 2018 primarily as a result of the following:
•$32 million increase for our Logistics and Marketing segment primarily related to higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and favorable commodity derivative activity, partially offset by lower gas storage margins, lower NGL marketing margins and the sale of our wholesale propane business; and

•$21 million increase for our Gathering and Processing segment primarily related to favorable commodity derivative activity and increased volumes from growth projects related to our DJ Basin system in the North region, partially offset by lower commodity prices, decreased margins and volumes in the Midcontinent region.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Total Operating Revenues — Total operating revenues decreased $459 million in 2019 compared to 2018 primarily as a result of the following:
•$513 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices, partially offset by higher gas and NGL sales volumes, which impacted both sales and purchases, and favorable commodity derivative activity; and
•$288 million decrease for our Gathering and Processing segment primarily due to lower commodity prices and decreased volumes in the Midcontinent region, which impacted both sales and purchases, partially offset by increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the South and Permian regions, and favorable commodity derivative activity;
These decreases were partially offset by:
•$342 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Total Purchases — Total purchases decreased $537 million in 2019 compared to 2018 primarily as a result of the following:
•$585 million decrease for our Logistics and Marketing segment for the reasons discussed above; and
•$294 million decrease for our Gathering and Processing segment for the reasons discussed above.
These decreases were partially offset by:
•$342 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
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
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of our wholesale propane business and other non-core assets.
Restructuring costs — Restructuring costs represent costs associated with the voluntary separation program offered during the second quarter of 2019.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity.
Interest Expense - Interest expense increased in 2019 compared to 2018 primarily as a result of higher average outstanding debt balances.

Net Income Attributable to Partners — Net income attributable to partners increased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin increased $78 million in 2019 compared to 2018 primarily as a result of the following:
•$72 million increase for our Logistics and Marketing segment primarily related to higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and favorable commodity derivative activity, partially offset by lower gas storage margins, a 2019 inventory valuation adjustment, lower NGL marketing margins and the sale of our wholesale propane business; and
•$6 million increase for our Gathering and Processing segment primarily related to favorable commodity derivative activity, increased volume from growth projects related to our DJ Basin system in the North region and increased volumes in the Permian and South regions, partially offset by lower commodity prices, decreased margins and volumes in the Midcontinent region.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$58	$140	$106
DCP Southern Hills Pipeline, LLC	22	16	45	29
Front Range Pipeline LLC	9	5	16	10
Texas Express Pipeline LLC	4	8	9	10
Mont Belvieu Enterprise Fractionator	3	3	7	7
Mont Belvieu 1 Fractionator	4	4	8	8
Discovery Producer Services LLC	3	2	3	3
Other	—	—	2	1
Total earnings from unconsolidated affiliates	$117	$96	$230	$174

Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$81	$62	$157	$111
DCP Southern Hills Pipeline, LLC	27	20	52	36
Front Range Pipeline LLC	9	6	15	12
Texas Express Pipeline LLC	3	4	8	9
Mont Belvieu Enterprise Fractionator	3	3	4	6
Mont Belvieu 1 Fractionator	5	3	10	6
Discovery Producer Services LLC	6	4	11	12
Other	1	—	2	1
Total distributions from unconsolidated affiliates	$135	$102	$259	$193

Results of Operations — Logistics and Marketing Segment

Operating Data
			Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
System	Approximate System Length (Miles)	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)
Sand Hills pipeline	1,500	334	324	327
Southern Hills pipeline	950	128	113	109
Front Range pipeline	450	50	49	48
Texas Express pipeline	600	28	19	20
Other NGL pipelines (a)	1,140	241	132	148
Pipelines total	4,640	781	637	652
(a)Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2019 vs. 2018		Variance Six Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,600	$2,177	$3,640	$4,186	$(577)	(27)%	$(546)	(13)%
Transportation, processing and other	12	16	24	30	(4)	(25)%	(6)	(20)%
Trading and marketing gains (losses), net	1	(1)	(6)	(45)	2	*	39	87%
Total operating revenues	1,613	2,192	3,658	4,171	(579)	(26)%	(513)	(12)%
Purchases and related costs	(1,525)	(2,136)	(3,512)	(4,097)	(611)	(29)%	(585)	(14)%
Operating and maintenance expense	(11)	(11)	(20)	(22)	—	—%	(2)	(9)%
Depreciation and amortization expense	(3)	(3)	(6)	(6)	—	—%	—	—%
General and administrative expense	(1)	(3)	(4)	(6)	(2)	(67)%	(2)	(33)%
Other expense, net	(1)	(3)	(1)	(2)	(2)	(67)	(1)	(50)%
Earnings from unconsolidated affiliates (a)	114	94	227	171	20	21%	56	33%
Loss on sale of assets, net	(1)	—	(10)	—	1	*	10	—
Segment net income attributable to partners	$185	$130	$332	$209	$55	42%	$123	59%
Other data:
Segment gross margin (b)	$88	$56	$146	$74	$32	57%	$72	*
Non-cash commodity derivative mark-to-market	$24	$5	$6	$(38)	19	*	$44	116%
NGL pipelines throughput (MBbls/d) (c)	637	592	652	555	45	8%	97	17%
* Percentage change is not meaningful.
(a)Earnings from unconsolidated affiliates for Sand Hills, Southern Hills, Front Range, Mont Belvieu 1 and Texas Express include the amortization of the net difference between the carrying amount of our investments and the underlying equity of the entities.
(b)Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.

(c)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Total Operating Revenues — Total operating revenues decreased $579 million in 2019 compared to 2018, primarily as a result of the following:
•$705 million decrease as a result of lower commodity prices, which impacted both sales and purchases, before the impact of derivative activity; and
•$4 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$128 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases; and
•$2 million increase as a result of commodity derivative activity attributable to a $19 million increase in unrealized commodity derivative gains partially offset by an increase in realized cash settlement losses of $17 million due to movements in forward prices of commodities in 2019.
Purchases and Related Costs — Purchases and related costs decreased $611 million in 2019 compared to 2018, primarily as a result of lower commodity prices, partially offset by higher gas and NGL sales volumes.
Other Expense, net — Other expense in 2018 primarily represents the write-off of property, plant and equipment associated with asset rationalization.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity.
Segment Gross Margin — Segment gross margin increased $32 million in 2019 compared to 2018, primarily as a result of the following:
•$41 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe; and
•$2 million increase as a result of commodity derivative activity discussed above.
These increases are partially offset by:
•$4 million decrease as a result of lower gas storage margins;
•$4 million decrease in NGL marketing margins; and
•$3 million decrease due to the sale of our wholesale propane business.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansion on the Sand Hills and Southern Hills pipelines and higher throughput volumes on Southern Hills.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Total Operating Revenues — Total operating revenues decreased $513 million in 2019 compared to 2018, primarily as a result of the following:

•$1,025 million decrease as a result of lower commodity prices, which impacted both sales and purchases, before the impact of derivative activity; and

•$6 million decrease in transportation, processing and other.

These decreases were partially offset by:

•$479 million increase attributable to higher gas and NGL sales volumes, which impacted both sales and purchases; and

•$39 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $44 million partially offset by an increase in realized cash settlement losses of $5 million due to movements in forward prices of commodities in 2019.

Purchases and related costs — Purchases and related costs decreased $585 million in 2019 compared to 2018, primarily as a result of lower commodity prices, partially offset by higher gas and NGL sales volumes.

Other Expense, net — Other expense in 2018 primarily represents the write-off of property, plant and equipment associated with asset rationalization.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of our wholesale propane business and other non-core assets.
Segment Gross Margin — Segment gross margin increased $72 million in 2019 compared to 2018, primarily as a result of the following:
•$61 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe; and
•$39 million increase as a result of commodity derivative activity discussed above.
These increases are partially offset by:
•$20 million decrease as a result of lower gas storage margins and a 2019 inventory valuation adjustment;
•$4 million decrease in NGL marketing margins; and
•$4 million decrease due to the sale of our wholesale propane business.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on Sand Hills due to ongoing capacity expansion on the Sand Hills and Southern Hills pipelines and higher throughput volumes on Southern Hills.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,390	1,400	98	1,395	102
Permian	11	16,500	1,260	941	112	942	113
Midcontinent	10	29,000	1,625	1,140	109	1,190	110
South	12	7,500	2,235	1,385	103	1,375	104
Total	46	57,000	6,510	4,866	422	4,902	429

(a)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2019 vs. 2018		Variance Six Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$898	$1,268	$2,103	$2,454	$(370)	(29)%	$(351)	(14)%
Transportation, processing and other	98	112	201	209	(14)	(13)%	(8)	(4)%
Trading and marketing gains (losses), net	28	(66)	8	(63)	94	*	71	*
Total operating revenues	1,024	1,314	2,312	2,600	(290)	(22)%	(288)	(11)%
Purchases and related costs	(670)	(981)	(1,621)	(1,915)	(311)	(32)%	(294)	(15)%
Operating and maintenance expense	(165)	(169)	(330)	(317)	(4)	(2)%	13	4%
Depreciation and amortization expense	(91)	(87)	(184)	(171)	4	5%	13	8%
General and administrative expense	(6)	(2)	(12)	(6)	4	*	6	*
Other expense, net	—	—	(5)	(3)	—	*	2	67%
Loss on sale of assets, net	(4)	—	(4)	—	4	*	4	*
Earnings from unconsolidated affiliates (a)	3	2	3	3	1	50%	—	—%
Segment net income	91	77	159	191	14	18%	(32)	(17)%
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Segment net income attributable to partners	$90	$76	$157	$189	$14	18%	$(32)	(17)%
Other data:
Segment gross margin (b)	$354	$333	$691	$685	$21	6%	$6	1%
Non-cash commodity derivative mark-to-market	$15	$(42)	$(21)	$(28)	$57	*	$7	25%
Natural gas wellhead (MMcf/d) (c)	4,866	4,797	4,902	4,632	69	1%	270	6%
NGL gross production (MBbls/d) (c)	422	426	429	405	(4)	(1)%	24	6%
* Percentage change is not meaningful.

(a)Earnings from unconsolidated affiliates includes our 40% ownership of Discovery. Earnings for Discovery include the amortization of the net difference between the carrying amount of our investment and the underlying equity of the entity.

(b)Segment gross margin consists of total operating revenues, less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.
(c)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Total Operating Revenues — Total operating revenues decreased $290 million in 2019 compared to 2018, primarily as a result of the following:
•$426 million decrease attributable to lower commodity prices, which impacted both sales and purchases, before the impact of derivative activity;
•$43 million decrease primarily as a result of decreased volumes in the Midcontinent region; and
•$14 million decrease in transportation, processing and other primarily related to decreased volumes.
These decreases were partially offset by:
•$99 million increase primarily as a result of increased volume from growth projects related to our DJ Basin system in the North region, and increased volumes in the South and Permian regions; and
•$94 million increase as a result of commodity derivative activity attributable to a $57 million increase in unrealized commodity derivative gains and an increase in cash settlement gains of $37 million due to movements in forward prices of commodities in 2019.
Purchases and Related Costs — Purchases and related costs decreased $311 million in 2019 compared to 2018 as a result of lower commodity prices and lower gas and NGL sales volumes in our Midcontinent region, partially offset by increased gas and NGL sales volumes in our North, South and Permian regions.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system.
General and Administrative Expense — General and administrative expense increased in 2019 compared to 2018 primarily as a result of insurance credits received in 2018.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of non-core assets in our South region.
Segment Gross Margin — Segment gross margin increased $21 million in 2019 compared to 2018, primarily as a result of the following:
•$94 million increase as a result of commodity derivative activity as discussed above.
This increase was partially offset by:
•$60 million decrease as a result of lower commodity prices; and
•$13 million decrease primarily as a result of decreased margins and volumes in the Midcontinent region partially offset by increased volumes from growth projects related to our DJ Basin system in the North region.
Total Wellhead — Natural gas wellhead increased in 2019 compared to 2018 reflecting higher volumes primarily from growth projects within the North region, partially offset by lower volumes in the Midcontinent.
NGL Gross Production — NGL gross production decreased in 2019 compared to 2018 primarily as a result of higher ethane rejection across several regions and decreased volumes in the Midcontinent, partially offset by increased volumes in the DJ Basin.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Total Operating Revenues — Total operating revenues decreased $288 million in 2019 compared to 2018, primarily as a result of the following:
•$572 million decrease attributable to lower commodity prices, which impacted both sales and purchases, before the impact of derivative activity;
•$54 million decrease primarily as a result of decreased volumes in the Midcontinent region; and
•$8 million decrease in transportation, processing and other primarily related to decreased volumes.
These increases were partially offset by:
•$275 million increase primarily as a result of increased volume from growth projects related to our DJ Basin system in the North region, and increased volumes in the South and Permian regions; and
•$71 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $64 million and a decrease in unrealized commodity derivative losses of $7 million due to movements in forward prices of commodities in 2019.
Purchases and Related Costs — Purchases and related costs decreased $294 million in 2019 compared to 2018 as a result of lower NGL and crude prices and lower gas and NGL sales volumes in our Midcontinent region, partially offset by increased gas and NGL sales volumes in our North, South and Permian regions.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2019 compared to 2018 primarily as a result of increased base operating costs driven by new compressor leases and reliability improvements, and planned spending associated with volume growth.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in our Midcontinent region.
General and Administrative Expense — General and administrative expense increased in 2019 compared to 2018 primarily as a result of insurance credit in 2018.
Loss on Sale of Assets, net — The loss on sale in 2019 represents the sale of non-core assets in our South region.
Segment Gross Margin — Segment gross margin increased $6 million in 2019 compared to 2018, primarily as a result of the following:
•$71 million increase as a result of commodity derivative activity as discussed above; and
•$13 million increase primarily as a result of increased volume from growth projects related to our DJ Basin system in the North region, increased volumes in the Permian and South, partially offset by lower margins and volumes in the Midcontinent region.
These increases were partially offset by:
•$78 million decrease as a result of lower commodity prices.
Total Wellhead — Natural gas wellhead increased in 2019 compared to 2018 reflecting higher volumes primarily from growth projects within the North region, higher volumes in the Permian and South, partially offset by lower volumes in the Midcontinent region.
NGL Gross Production — NGL gross production increased in 2019 compared to 2018 primarily as a result of growth projects within the North region and higher volumes in the Permian and South, partially offset by ethane rejection across several regions.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement;
•proceeds from asset rationalization;
•debt offerings;
•issuances of additional common units, preferred units or other securities;
•borrowings under term loans, securitization agreements or other credit facilities; and
•letters of credit.
We anticipate our more significant uses of resources to include:
•quarterly distributions to our common unitholders and General Partner, and distributions to our preferred unitholders;
•payments to service our debt;
•growth capital expenditures;
•contributions to our unconsolidated affiliates to finance our share of their capital expenditures;
•business and asset acquisitions; and
•collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
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

Senior Notes — On May 10, 2019, we issued $600 million of aggregate principal amount of 5.125% Senior Notes due May 2029, unless redeemed prior to maturity. We received proceeds of $592 million, net of underwriters' fees, related expenses, and unamortized discounts, which we used for general partnership purposes, including the repayment of indebtedness under the Credit Agreement and the funding of capital expenditures. Interest on the notes will be paid semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2019.

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

On April 1, 2019, we repaid at maturity all $325 million aggregate principal amount outstanding of our 2.70% Senior Notes due 2019, which we repaid in the entirety using borrowings under our revolving credit facility.

Credit Agreement — As of June 30, 2019, we had unused borrowing capacity of $1,385 million, net of $15 million of letters of credit, and no outstanding borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of August 1, 2019, we had approximately $1,237 million of unused borrowing capacity under the Credit Agreement, net of $15 million of letters of credit.

Accounts Receivable Securitization Facility – As of June 30, 2019, we had $200 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin. We expect to renew the Securitization Facility in August 2019, prior to its maturity.
Issuance of Securities — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. The Senior Notes described above were issued under this registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the six months ended June 30, 2019, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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
We had working capital deficits of $980 million and $633 million as of June 30, 2019 and December 31, 2018, respectively. The change in working capital is primarily attributable to current maturities of long-term debt. We had a net derivative working capital surplus of $12 million and $17 million as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2019	2018
	(millions)
Net cash provided by operating activities	$546	$331
Net cash used in investing activities	$(446)	$(391)
Net cash used in financing activities	$(100)	$(92)

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Operating Activities - Net cash provided by operating activities increased $215 million in 2019 compared to the same period in 2018. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. In addition, we received $10 million more of cash distributions in excess of earnings from unconsolidated affiliates during the six months ended June 30, 2019 compared to the same period in 2018. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read "Results of Operations".
Investing Activities - Net cash used in investing activities increased $55 million in 2019 compared to the same period in 2018 primarily as a result of higher capital expenditures used for construction of the O'Connor 2 facility and associated gathering infrastructure, and higher investments in unconsolidated affiliates for the investment in Gulf Coast Express, capacity expansions of the Sand Hills, Front Range and Texas Express pipelines, and extension of the Southern Hills pipeline, offset by proceeds from the sale of our wholesale propane business and other non-core assets in 2019.
Financing Activities - Net cash used in financing activities increased $8 million in 2019 compared to the same period in 2018 primarily as a result of proceeds from the issuance of preferred limited partner units in 2018 and higher distributions paid to preferred unitholders in 2019, partially offset by higher net proceeds from long-term debt and lower distributions paid to limited partners and the general partner due to $40 million of IDR givebacks paid in 2018 previously withheld in 2017.
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
•Maintenance capital expenditures, which are cash expenditures to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Maintenance capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets; and
•Expansion capital expenditures, which are cash expenditures to increase our cash flows, operating or earnings capacity. Expansion capital expenditures include acquisitions or capital improvements (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).
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
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$39	$269	$308	$49	$223	$272
Noncontrolling interest portion and reimbursable projects (a)	—	—	—	(2)	(2)	(4)
Total	$39	$269	$308	$47	$221	$268

(a)Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $270 million and $126 million during the six months ended June 30, 2019 and 2018, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $309 million and $349 million during the six months ended June 30, 2019 and 2018, respectively.
In accordance with our Partnership Agreement, distributions declared were $154 million and $309 million for the three and six months ended June 30, 2019. During the six months ended June 30, 2019, no IDR giveback was withheld from the distribution declared.

On July 23, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on August 14, 2019 to unitholders of record on August 2, 2019.

On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 16, 2019 to unitholders of record on September 3, 2019. The Series C distribution will be paid on October 15, 2019 to unitholders of record on October 1, 2019.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 16. "Partnership Equity and Distributions" in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of June 30, 2019, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,740	$896	$1,367	$929	$5,548
Operating lease obligations	83	10	40	22	11
Purchase obligations (b)	5,550	929	1,722	1,468	1,431
Other long-term liabilities (c)	152	—	7	20	125
Total	$14,525	$1,835	$3,136	$2,439	$7,115

(a)Includes interest payments on debt securities that have been issued. These interest payments are $296 million, $517 million, $429 million, and $2,123 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2019. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the June 30, 2019 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $36 million of Executive Deferred Compensation Plan contributions and $8 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of June 30, 2019, we had no items that were classified as off-balance sheet obligations.

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
Adjusted EBITDA is used as a supplemental liquidity and performance measure and adjusted segment EBITDA is used as a supplemental performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others to assess:
•financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•our operating performance and return on capital as compared to those of other companies in the midstream energy industry, without regard to financing methods or capital structure;
•viability and performance of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities; and
•in the case of Adjusted EBITDA, the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and general partner, and finance maintenance capital expenditures.
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$119	$61	$194	$123
Interest expense	73	67	142	134
Income tax expense	—	1	1	2
Operating and maintenance expense	182	185	360	347
Depreciation and amortization expense	101	97	204	191
General and administrative expense	68	70	135	129
Restructuring costs	9	—	9	—
Other expense, net	1	3	6	5
Earnings from unconsolidated affiliates	(117)	(96)	(230)	(174)
Loss on sale of assets, net	5	—	14	—
Net income attributable to noncontrolling interests	1	1	2	2
Gross margin	$442	$389	$837	$759
Non-cash commodity derivative mark-to-market (a)	$39	$(37)	$(15)	$(66)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$185	$130	$332	$209
Operating and maintenance expense	11	11	20	22
Depreciation and amortization expense	3	3	6	6
General and administrative expense	1	3	4	6
Other expense, net	1	3	1	2
Earnings from unconsolidated affiliates	(114)	(94)	(227)	(171)
Loss on sale of assets, net	1	—	10	—
Segment gross margin	$88	$56	$146	$74
Non-cash commodity derivative mark-to-market (a)	$24	$5	$6	$(38)

Gathering and Processing segment:
Segment net income attributable to partners	$90	$76	$157	$189
Operating and maintenance expense	165	169	330	317
Depreciation and amortization expense	91	87	184	171
General and administrative expense	6	2	12	6
Other expense, net	—	—	5	3
Earnings from unconsolidated affiliates	(3)	(2)	(3)	(3)
Loss on sale of assets, net	4	—	4	—
Net income attributable to noncontrolling interests	1	1	2	2
Segment gross margin	$354	$333	$691	$685
Non-cash commodity derivative mark-to-market (a)	$15	$(42)	$(21)	$(28)

(a)Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$185	$130	$332	$209
Non-cash commodity derivative mark-to-market	(24)	(5)	(6)	38
Depreciation and amortization expense, net of noncontrolling interest	3	3	6	6
Distributions from unconsolidated affiliates, net of earnings	15	5	21	10
Loss on sale of assets, net	1	—	10	—
Other expense	1	1	1	—
Adjusted segment EBITDA	$181	$134	$364	$263

Gathering and Processing segment:
Segment net income attributable to partners	$90	$76	$157	$189
Non-cash commodity derivative mark-to-market	(15)	42	21	28
Depreciation and amortization expense, net of noncontrolling interest	91	88	183	172
Loss on sale of assets, net	4	—	4	—
Distributions from unconsolidated affiliates, net of earnings	3	1	8	9
Other expense	—	—	5	3
Adjusted segment EBITDA	$173	$207	$378	$401

(a) We recognized lower of cost or market adjustments of $3 million and $8 million during the three and six months ended June 30, 2019, respectively. No lower of cost or market adjustments were recognized for the three and six months ended June 30, 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of updates to significant accounting policies discussed in Note 2 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2019 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of August 1, 2019 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2019 — December 2019	Natural Gas	(50,000) MMBtu/d	NYMEX Final Settlement Price (c)	$3.01-$3.28/MMBtu
July 2019 — December 2019	NGLs	(11,416) Bbls/d (d)	Mt.Belvieu (b)	$.31-$.91/Gal
July 2019 — February 2020	Crude Oil	(5,518) Bbls/d (d)	NYMEX crude oil futures (a)	$57.12-$66.15/Bbl
March 2020 — May 2020	Crude Oil	(1,057) Bbls/d (d)	NYMEX crude oil futures (a)	$61.61-$62.40/Bbl

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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2019:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2019	Natural Gas	8,412,247	MMBtu	$20	$2.34/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2019-January 2020	Natural Gas	(12,687,500)	MMBtu	$3	$2.27-$3.11/MMBtu
July 2019-October 2019	Natural Gas	4,015,000	MMBtu	$—	$2.21-$2.52/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, "Item 1A. Risk Factors" in our subsequent Quarterly Reports on Form 10-Q, in addition to the other information set forth in such reports. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described in our subsequent Quarterly Reports on Form 10-Q.

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
Eighth Supplemental Indenture, dated as of May 10, 2019, by and among DCP Midstream Operating, LP, DCP Midstream, LP, and The Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.3 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 10, 2019).

4.2	*	Form of 5.125% Notes due 2029 (included in Exhibit 4.1 hereto).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date:August 7, 2019	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:August 7, 2019	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)