Form 10-Q
period 2019-09-30
DCP Midstream, LP
filed 2019-11-07
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of November 1, 2019, there were 143,329,928 common units representing limited partnership interests outstanding.

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements
DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$2	$1

Accounts receivable:
Trade, net of allowance for doubtful accounts of $3 and $3 million, respectively	686	860
Affiliates	128	166
Other	20	7
Inventories	55	79
Unrealized gains on derivative instruments	75	108
Collateral cash deposits	69	34
Other	24	16
Total current assets	1,059	1,271
Property, plant and equipment, net	8,871	9,135
Goodwill	159	231
Intangible assets, net	63	97
Investments in unconsolidated affiliates	3,611	3,340
Unrealized gains on derivative instruments	4	8
Operating lease assets	91	—
Other long-term assets	176	184
Total assets	$14,034	$14,266
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$578	$807
Affiliates	102	96
Other	34	23
Current debt	601	525
Unrealized losses on derivative instruments	67	91
Accrued interest	68	71
Accrued taxes	74	64
Accrued wages and benefits	45	64
Capital spending accrual	15	63
Other	108	100
Total current liabilities	1,692	1,904
Long-term debt	5,165	4,782
Unrealized losses on derivative instruments	20	8
Deferred income taxes	32	32
Operating lease liabilities	74	—
Other long-term liabilities	236	243
Total liabilities	7,219	6,969
Commitments and contingent liabilities (see note 18)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	499	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
General partner	97	107
Limited partners (143,329,928 and 143,317,328 common units authorized, issued and outstanding, respectively)	5,937	6,418
Accumulated other comprehensive loss	(8)	(8)
Total partners’ equity	6,787	7,268
Noncontrolling interests	28	29
Total equity	6,815	7,297
Total liabilities and equity	$14,034	$14,266
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,353	$2,191	$4,489	$5,784
Sales of natural gas, NGLs and condensate to affiliates	246	491	880	1,224
Transportation, processing and other	101	133	326	371
Trading and marketing (losses) gains, net	(1)	(56)	1	(164)
Total operating revenues	1,699	2,759	5,696	7,215
Operating costs and expenses:
Purchases and related costs	1,041	2,074	3,658	5,381
Purchases and related costs from affiliates	267	253	810	643
Operating and maintenance expense	187	196	547	543
Depreciation and amortization expense	100	98	304	289
General and administrative expense	66	70	201	199
Asset impairments	247	—	247	—
Other expense, net	—	2	6	7
Loss on sale of assets, net	—	—	14	—
Restructuring costs	2	—	11	—
Total operating costs and expenses	1,910	2,693	5,798	7,062
Operating (loss) income	(211)	66	(102)	153
Loss from financing activities	—	(19)	—	(19)
Earnings from unconsolidated affiliates	114	104	344	278
Interest expense, net	(79)	(69)	(221)	(203)
(Loss) income before income taxes	(176)	82	21	209
Income tax expense	(1)	—	(2)	(2)
Net (loss) income	(177)	82	19	207
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Net (loss) income attributable to partners	(178)	81	16	204
Series A preferred limited partners' interest in net income	(9)	(10)	(28)	(28)
Series B preferred limited partners' interest in net income	(3)	(3)	(9)	(5)
Series C preferred limited partners' interest in net income	(3)	—	(7)	—
General partner’s interest in net income	(35)	(42)	(118)	(123)
Net (loss) income allocable to limited partners	$(228)	$26	$(146)	$48
Net (loss) income per limited partner unit — basic and diluted	$(1.59)	$0.18	$(1.02)	$0.33
Weighted-average limited partner units outstanding — basic and diluted	143.3	143.3	143.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Net (loss) income	$(177)	$82	$19	$207
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	—	—	1
Total other comprehensive income	—	—	—	1
Total comprehensive (loss) income	(177)	82	19	208
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Total comprehensive (loss) income attributable to partners	$(178)	$81	$16	$205
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net income	$19	$207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	304	289
Earnings from unconsolidated affiliates	(344)	(278)
Distributions from unconsolidated affiliates	398	325
Net unrealized losses on derivative instruments	41	79
Loss on sale of assets, net	14	—
Asset impairments	247	—
Loss from financing activities	—	19
Other, net	9	13
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	201	(256)
Inventories	10	(9)
Accounts payable	(181)	255
Other assets and liabilities	(81)	(103)
Net cash provided by operating activities	637	541
INVESTING ACTIVITIES:
Capital expenditures	(414)	(428)
Investments in unconsolidated affiliates	(326)	(265)
Proceeds from sale of assets	155	3
Net cash used in investing activities	(585)	(690)
FINANCING ACTIVITIES:
Proceeds from debt	4,705	3,620
Payments of debt	(4,246)	(3,225)
Costs incurred to redeem senior notes	—	(18)
Proceeds from issuance of preferred limited partner units, net of offering costs	—	155
Distributions to preferred limited partners	(34)	(25)
Distributions to limited partners and general partner	(463)	(503)
Distributions to noncontrolling interests	(4)	(3)
Debt issuance costs	(9)	(7)
Net cash used in financing activities	(51)	(6)
Net change in cash and cash equivalents	1	(155)
Cash and cash equivalents, beginning of period	1	156
Cash and cash equivalents, end of period	$2	$1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2019	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
Net income	9	3	2	20	41	—	1	76
Distributions to unitholders	—	(3)	(2)	(111)	(43)	—	—	(159)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, March 31, 2019	$498	$156	$106	$6,327	$105	$(8)	$29	$7,213
Net income	10	3	2	62	42	—	1	120
Distributions to unitholders	(18)	(3)	(2)	(112)	(43)	—	—	(178)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Balance, June 30, 2019	$490	$156	$106	$6,277	$104	$(8)	$28	$7,153
Net income (loss)	9	3	3	(228)	35	—	1	(177)
Distributions to unitholders	—	(3)	(3)	(112)	(42)	—	—	(160)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Balance, September 30, 2019	$499	$156	$106	$5,937	$97	$(8)	$28	$6,815
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$491	$—	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment	—	—	6	—	—	—	6
Net income	9	—	12	41	—	1	63
Distributions to unitholders	—	—	(111)	(83)	—	—	(194)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, March 31, 2018	$500	$—	$6,679	$112	$(9)	$30	$7,312
Net income	9	2	10	40	—	1	62
Other comprehensive income	—	—	—	—	1	—	1
Issuance of 6,450,000 Series B Preferred Units	—	155	—	—	—	—	155
Distributions to unitholders	(21)	—	(112)	(43)	—	—	(176)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, June 30, 2018	$488	$157	$6,577	$109	$(8)	$30	$7,353
Net income	10	3	26	42	—	1	82
Distributions to unitholders	—	(4)	(112)	(42)	—	—	(158)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, September 30, 2018	$498	$156	$6,491	$109	$(8)	$30	$7,276
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of September 30, 2019, DCP Midstream, LLC owned approximately 38.1% of us, including limited partner and general partner interests.
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
The accompanying unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the SEC). Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2018 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

2. Update to Significant Accounting Policies
Our significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of Topic 842 and ASU 2017-04 (as defined below) are discussed below:
Leases - Our leasing activity primarily consists of transportation agreements, office space, vehicles, compressors and field equipment. We determine if an arrangement is an operating or finance lease at inception. Right of use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The interest rate used to calculate the present value of lease payments is the rate implicit in the lease when determinable or our incremental borrowing rate. Our incremental borrowing rate is primarily based on our collateralized borrowing rate when such borrowings exist or an estimated collateralized borrowing rate based on independent third party quotes when such borrowings do not exist. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method and amortization of the right of use asset is recognized based on the straight-line method.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Goodwill - Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill at the reporting unit level during the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future goodwill and intangible assets impairment due to the potential impact on our operations and cash flows. Effective January 2019, we elected to early adopt ASU 2017-04, as defined below. Therefore, our annual impairment test conducted as of August 31, 2019 was performed according to ASU 2017-04.

3. Recent Accounting Pronouncements
Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2018-15 “Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” or ASU 2018-15 - In August 2018, the FASB issued ASU 2018-15, which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures.
FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. Step 2 required entities to compare the implied fair value of reporting unit goodwill to the carrying value of goodwill. After adoption, entities will perform the goodwill impairment test by comparing the fair value of the reporting unit to the carrying value and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of allocated goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for goodwill impairment tests with measurement dates after January 1, 2017.
FASB ASU, 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which amends current measurement techniques used to estimate credit losses for financial assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We are currently evaluating the potential impact this standard will have on our consolidated financial statements and related disclosures. We do not expect this update to have a material impact on our consolidated financial statements and related disclosures.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
During the second and third quarters of 2019, we received proceeds of $29 million and $23 million, respectively, related to the sale of non-core assets. A loss on the sale of assets of $5 million was recognized in the second quarter of 2019.

5. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended September 30, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$461	$374	$(317)	$518
Sales of NGLs and condensate (a)	1,052	437	(408)	1,081
Transportation, processing and other	11	91	(1)	101
Trading and marketing (losses) gains, net (b)	(15)	14	—	(1)
Total operating revenues	$1,509	$916	$(726)	$1,699

	Nine Months Ended September 30, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,543	$1,294	$(1,135)	$1,702
Sales of NGLs and condensate (a)	3,610	1,620	(1,563)	3,667
Transportation, processing and other	35	292	(1)	326
Trading and marketing (losses) gains, net (b)	(21)	22	—	1
Total operating revenues	$5,167	$3,228	$(2,699)	$5,696
(a)   Includes $704 million and $2,384 million for the three and nine months ended September 30, 2019, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of FASB ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606).
(b)   Not within the scope of Topic 606.

	Three Months Ended September 30, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$530	$469	$(410)	$589
Sales of NGLs and condensate (a)	2,040	1,053	(1,000)	2,093
Transportation, processing and other	15	118	—	133
Trading and marketing gains (losses), net (b)	5	(61)	—	(56)
Total operating revenues	$2,590	$1,579	$(1,410)	$2,759

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,546	$1,313	$(1,182)	$1,677
Sales of NGLs and condensate (a)	5,210	2,663	(2,542)	5,331
Transportation, processing and other	45	327	(1)	371
Trading and marketing losses, net (b)	(40)	(124)	—	(164)
Total operating revenues	$6,761	$4,179	$(3,725)	$7,215
(a)   Includes $1,379 million and $3,280 million for the three and nine months ended September 30, 2018, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $407 million as of September 30, 2019. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of four years as of September 30, 2019. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheet.
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheet:

Nine Months Ended September 30, 2019

(millions)
Balance, beginning of period	$34
Additions	1
Revenue recognized (a)	(1)
Balance, end of period	$34
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of September 30, 2019.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$49	$54	$148	$156
General and administrative expense	$45	$51	$136	$136
Restructuring costs	$2	$—	$11	$—
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
Unconsolidated Affiliates
We sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering and transportation services to unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and provide services to unconsolidated affiliates in the ordinary course of business.
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$237	$483	$853	$1,166
Purchases and related costs from affiliates	$52	$57	$161	$95
Operating and maintenance and general administrative expenses	$3	$4	$10	$10
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$(13)	$—	$12
Purchases and related costs from affiliates	$6	$(2)	$20	$26
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$9	$21	$27	$46
Transportation, processing, and other to affiliates	$1	$2	$2	$5
Purchases and related costs from affiliates	$209	$198	$629	$522

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
 We had balances with affiliates as follows:

	September 30, 2019	December 31, 2018
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$109	$145
Accounts payable	$24	$22
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$19	$21
Accounts payable	$76	$72

8. Inventories
Inventories were as follows:

	September 30, 2019	December 31, 2018
	(millions)
Natural gas	$17	$34
NGLs	38	45
Total inventories	$55	$79
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or market adjustments for the three months ended September 30, 2019 and recognized $8 million during the nine months ended September 30, 2019. No lower of cost or market adjustments were recognized for the three and nine months ended September 30, 2018.

9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2019	December 31, 2018
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,586	$8,492
Processing, storage and terminal facilities	35 — 60 Years	5,230	5,194
Other	3 — 30 Years	575	568
Finance lease assets	5 Years	5	—
Construction work in progress		188	470
Property, plant and equipment		14,584	14,724
Accumulated depreciation		(5,713)	(5,589)
Property, plant and equipment, net		$8,871	$9,135
Interest capitalized on construction projects was $2 million and $4 million for the three months ended September 30, 2019 and 2018, respectively, and $12 million and $15 million for the nine months ended September 30, 2019 and 2018, respectively.
Depreciation expense was $98 million and $95 million for the three months ended September 30, 2019 and 2018, respectively, and $298 million and $281 million for the nine months ended September 30, 2019 and 2018, respectively.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
10. Goodwill
We performed our annual goodwill assessment during the third quarter of 2019 at the reporting unit level, which is conducted by assessing whether (i) the components of our operating segments constitute businesses for which discrete financial information is available, (ii) segment management regularly reviews the operating results of those components and (iii) the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the carrying value of goodwill in the Marysville reporting unit within our Logistics and Marketing segment exceeded the fair value, resulting in an impairment charge of $35 million. The goodwill balance in the North reporting unit within our Gathering and Processing segment was determined to be fully recoverable.
Marysville, our NGL storage business, is experiencing a change in the business as more NGLs are exported through new facilities in the U.S. and Canada or moved on long-haul pipes rather than being stored. As a result, we have lower forecasted storage volumes. The lower volumes coupled with lower forecasted commodity prices have decreased forecasted cash flows such that, while in excess of asset book value on an undiscounted basis, they will not be sufficient to recover the value of allocated goodwill in the Marysville reporting unit.
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
The carrying amount of goodwill in each of our reportable segments was as follows:

	Three Months Ended September 30,
	2019			2018
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, beginning of period	$159	$35	$194	$159	$72	$231
Impairment	—	(35)	(35)	—	—	—
Balance, end of period	$159	$—	$159	$159	$72	$231

	Nine Months Ended September 30,
	2019			2018
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, beginning of period	$159	$72	$231	$159	$72	$231
Impairment	—	(35)	(35)	—	—	—
Dispositions	—	(37)	(37)	—	—	—
Balance, end of period	$159	$—	$159	$159	$72	$231

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2019	December 31, 2018
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,773	$1,791
DCP Southern Hills Pipeline, LLC	66.67%	729	728
Gulf Coast Express Pipeline LLC	25.00%	426	146
Discovery Producer Services LLC	40.00%	327	344
Front Range Pipeline LLC	33.33%	195	175
Texas Express Pipeline LLC	10.00%	100	95
Mont Belvieu Enterprise Fractionator	12.50%	27	24
Panola Pipeline Company, LLC	15.00%	22	23
Mont Belvieu 1 Fractionator	20.00%	8	10
Other	Various	4	4
Total investments in unconsolidated affiliates		$3,611	$3,340
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$64	$212	$170
DCP Southern Hills Pipeline, LLC	17	21	62	50
Gulf Coast Express Pipeline LLC	8	—	8	—
Discovery Producer Services LLC	1	1	4	4
Front Range Pipeline LLC	7	6	23	16
Texas Express Pipeline LLC	3	4	12	14
Mont Belvieu Enterprise Fractionator	3	3	10	10
Mont Belvieu 1 Fractionator	3	4	11	12
Other	—	1	2	2
Total earnings from unconsolidated affiliates	$114	$104	$344	$278
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Statements of operations:
Operating revenue	$438	$407	$1,291	$1,149
Operating expenses	$167	$157	$520	$443
Net income	$271	$250	$771	$704

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	September 30, 2019	December 31, 2018
	(millions)
Balance sheets:
Current assets	$356	$411
Long-term assets	7,381	6,359
Current liabilities	(260)	(424)
Long-term liabilities	(259)	(221)
Net assets	$7,218	$6,125

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
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
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
During the nine months ended September 30, 2019, we recognized impairments of property, plant and equipment and goodwill of $247 million in our condensed consolidated statement of operations as summarized in the table below. Specific asset groups within the Midcontinent and Permian regions had forecasted cash flows that would not be sufficient to recover the carrying value of each such asset group. It was determined that triggering events had occurred due to specific factors that affected the assets including the impact of commodity prices on recently prepared budget forecasts coupled with the impact of reduced capital investments. Management is considering alternate long-term strategies for these assets. No impairments were recognized during the three and nine months ending September 30, 2018.
The net book value of the asset groups discussed above exceeded the undiscounted future cash flows from such assets, therefore a fair value calculation was required. Our impairment determinations involved significant assumptions and judgments. We estimated the respective fair values by forecasting the future cash flows over the useful lives of the assets, considering future commodity prices, volumes, operating costs and selecting the discount rate that reflected the risk inherent in future cash flows. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources.

		Fair Value Measurements Using Inputs Considered as
	Net Carrying Value	Level 1	Level 2	Level 3	Asset Impairments
	(millions)
Three and Nine Months Ended September 30, 2019
Property, plant and equipment	$53	$—	$—	$53	$212
Goodwill	—	—	—	—	35
Total impairments	$53	$—	$—	$53	$247

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$44	$26	$5	$75	$62	$32	$14	$108
Long-term assets:
Commodity derivatives	$1	$2	$1	$4	$4	$2	$2	$8
Current liabilities:
Commodity derivatives	$(32)	$(34)	$(1)	$(67)	$(39)	$(52)	$—	$(91)
Long-term liabilities:
Commodity derivatives	$(1)	$(14)	$(5)	$(20)	$(1)	$(5)	$(2)	$(8)
Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the nine months ended September 30, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended September 30, 2019 (a):
Beginning balance	$8	$2	$(1)	$—
Net unrealized gains (losses) included in earnings (b)	7	(1)	1	(5)
Transfers out of Level 3 (c)	(8)	—	—	—
Settlements	(2)	—	(1)	—
Ending balance	$5	$1	$(1)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$3	$(1)	$—	$(5)
Three months ended September 30, 2018 (a):
Beginning balance	$1	$1	$(10)	$(7)
Net unrealized gains (losses) included in earnings (b)	4	1	(20)	2
Transfers out of Level 3 (c)	(1)	—	5	—
Settlements	—	—	7	—
Ending balance	$4	$2	$(18)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$3	$1	$(15)	$2

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Nine months ended September 30, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings (b)	7	(1)	—	(6)
Transfers out of Level 3 (c)	(7)	—	—	3
Settlements	(9)	—	(1)	—
Ending balance	$5	$1	$(1)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$5	$1	$(1)	$(5)
Nine months ended September 30, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized gains (losses) included in earnings (b)	2	1	(28)	(4)
Transfers out of Level 3 (c)	(1)	—	10	—
Settlements	—	—	13	—
Ending balance	$4	$2	$(18)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$4	$1	$(17)	$(4)

(a)There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and nine months ended September 30, 2019 and 2018.
(b)Represents the amount of unrealized gains or losses for the period, included in trading and marketing gains (losses), net.
(c)Amounts transferred out of Level 3 are reflected at fair value at the end of the period.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

	September 30, 2019
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$6	$0.18-$1.06	Per gallon
Liabilities
NGLs	$(1)	$0.10-$1.06	Per gallon
Natural gas	$(5)	$1.56-$2.29	Per MMBtu
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The fair value of borrowings under the Credit Agreement (defined below) and the accounts receivable Securitization Facility (defined below) are based on carrying value, which approximates fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of September 30, 2019 and December 31, 2018, the carrying value and fair value of our total debt, including current maturities, were as follows:

	September 30, 2019		December 31, 2018
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,801	$5,939	$5,337	$5,170
(a) Excludes unamortized issuance costs.

13. Leases
We have operating leases for transportation agreements, office space, vehicles, compressors and field equipment. We have finance leases for vehicles. Our leases have remaining lease terms ranging from less than 1 year to 22 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our condensed consolidated balance sheet as of September 30, 2019 as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Location in Condensed Consolidated Balance Sheet	As of
		September 30, 2019
		(millions)
Assets
Operating lease assets	Operating lease assets	$91
Finance lease assets	Property, plant and equipment	5
Total right of use assets		96

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$24
Finance lease liabilities	Current debt	1
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$74
Finance lease liabilities	Long-term debt	5
Total lease liabilities		$104
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. Finance lease cost is immaterial for the three and nine months ending September 30, 2019. The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended	Nine Months Ended
		September 30, 2019	September 30, 2019
		(millions)
Operating lease cost	Operating and maintenance expense	$6	$17
Variable lease cost	Operating and maintenance expense	2	5
Short term lease cost	Operating and maintenance expense	2	4
Total lease cost		$10	$26
Maturities of operating and finance lease liabilities under non-cancelable leases as of September 30, 2019 are as follows:

	Future Minimum Lease Payments as of September 30, 2019
	Operating Leases	Finance Leases
	(millions)
2019 - remainder	$27	$2
2020	26	1
2021	21	1
2022	16	1
2023	9	1
Thereafter	8	—
Total lease payments	$107	$6
Less imputed interest	(9)	(1)
Total lease liabilities	$98	$5

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Minimum rental payments under our various operating leases in the year indicated were as follows as of December 31, 2018:

Future Minimum Rental Payments as of December 31, 2018
(millions)
2019	$22
2020	18
2021	14
2022	9
2023	5
Thereafter	7
Total minimum rental payments	$75
Consolidated rental expense totaled $8 million and $25 million, respectively, for the three and nine months ended September 30, 2018.
Finance lease cash flows are immaterial for the three and nine months ending September 30, 2019. Supplemental cash flow information related to leases as follows:

Nine Months Ended
September 30, 2019
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18
Right-of-use assets obtained in exchange for operating lease obligations:	$33
Right-of-use assets obtained in exchange for finance lease obligations:	$5

Other information related to operating leases as follows:
Weighted average remaining lease term	5 years
Weighted average discount rate	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	5 years
Weighted average discount rate	4.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
14. Debt

	September 30, 2019	December 31, 2018
	(millions)
Senior notes:
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	$—	$325
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	—
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.413%, as of September 30, 2019, due December 2022	210	351
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 2.92% as of September 30, 2019, due August 2022	200	200
Fair value adjustments related to interest rate swap fair value hedges (a)	20	21
Unamortized issuance costs	(35)	(30)
Unamortized discount	(9)	(10)
Noncurrent finance lease liabilities	5	—
Total debt	5,766	5,307
Current finance lease liabilities	1	—
Current debt	600	525
Total long-term debt	$5,165	$4,782
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Senior Notes Issuance
On May 10, 2019, we issued $600 million of aggregate principal amount of 5.125% Senior Notes due May 2029, unless redeemed prior to maturity. We received proceeds of $592 million, net of underwriters' fees, related expenses, and unamortized discounts, which we used for general partnership purposes, including the repayment of indebtedness under the Credit Agreement (defined below) and the funding of capital expenditures. Interest on the notes will be paid semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2019.
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
Senior Notes Redemption
On April 1, 2019, we repaid at maturity all $325 million aggregate principal amount outstanding of our 2.70% Senior Notes due 2019 using borrowings under our Credit Agreement.

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
As of September 30, 2019, we had unused borrowing capacity of $1,175 million, net of $15 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,175 million as of September 30, 2019. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 6, 2022 maturity date.
Accounts Receivable Securitization Facility
On August 12, 2019, we extended the Accounts Receivable Securitization Facility (the “Securitization Facility”) that provides up to $200 million of borrowing capacity through August 2022 at LIBOR market index rates plus a margin. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. As of September 30, 2019, DCP Receivables had $610 million of our accounts receivable securing borrowings of $200 million under its Securitization Facility. Borrowings under the Securitization Facility are included in “Long-term debt” on the condensed consolidated balance sheet.
The maturities of our debt as of September 30, 2019 are as follows:

Debt Maturities
(millions)
2020	$600
2021	500
2022	760
2023	500
Thereafter	3,425
Total debt	$5,785

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
Collateral
As of September 30, 2019, we had cash deposits of $69 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of September 30, 2019, we held letters of credit of $56 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

	September 30, 2019			December 31, 2018
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$79	$—	$79	$116	$—	$116
Liabilities:
Commodity derivatives	$(87)	$—	$(87)	$(99)	$—	$(99)
 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2019 and December 31, 2018.

Balance Sheet Line Item	September 30, 2019	December 31, 2018	Balance Sheet Line Item	September 30, 2019	December 31, 2018
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$75	$108	Unrealized losses on derivative instruments — current	$(67)	$(91)
Unrealized gains on derivative instruments — long-term	4	8	Unrealized losses on derivative instruments — long-term	(20)	(8)
Total	$79	$116	Total	$(87)	$(99)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2019:

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2019:

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
For the three and nine months ended September 30, 2019 and 2018, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2019 and 2018, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Realized gains (losses)	$25	$(43)	$42	$(85)
Unrealized (losses) gains	(26)	(13)	(41)	(79)
Trading and marketing (losses) gains, net	$(1)	$(56)	$1	$(164)
We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	September 30, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2019	(549,000)	(21,679,350)	(13,139,076)	2,135,000
2020	(1,391,000)	(5,145,900)	(17,677,943)	18,507,500
2021	(154,000)	—	(5,381,993)	3,650,000
2022	—	—	(1,140)	8,212,500
2023	—	—	—	7,300,000

	September 30, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2018	(721,000)	(9,938,000)	(13,436,719)	(1,652,500)
2019	(1,994,000)	(16,508,750)	(21,595,027)	(4,532,500)
2020	(189,000)	—	(13,601,378)	3,660,000
2021	—	—	(5,754,322)	—

16. Partnership Equity and Distributions
Common Units — During the nine months ended September 30, 2019, we issued no common units pursuant to our at-the-market program. As of September 30, 2019, $750 million of common units remained available for sale pursuant to our at-the-market program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Distributions — The following table presents our cash distributions paid in 2019 and 2018:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
August 14, 2019	$0.7800	$154
May 15, 2019	$0.7800	$155
February 14, 2019	$0.7800	$154
November 14, 2018	$0.7800	$155
August 14, 2018	$0.7800	$154
May 15, 2018	$0.7800	$155
February 14, 2018	$0.7800	$194

Distributions to Series A Preferred unitholders
June 17, 2019	$36.8750	$18
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4

Distributions to Series C Preferred unitholders
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2

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
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
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

•In April 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants that we self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, during the first quarter of 2019, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit, in a combined amount expected to be between approximately $375,000 and $460,000. We are still evaluating and holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

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
19. Restructuring

In May 2019, we announced a voluntary separation program which resulted in $11 million of nonrecurring expense for the nine months ended September 30, 2019. We do not expect to incur any additional expense in relation to the voluntary separation program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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
The following tables set forth our segment information:

Three Months Ended September 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,509	$916	$—	$(726)	$1,699
Gross margin (a)	$61	$330	$—	$—	$391
Operating and maintenance expense	(9)	(172)	(6)	—	(187)
Depreciation and amortization expense	(4)	(88)	(8)	—	(100)
General and administrative expense	(2)	(5)	(59)	—	(66)
Asset impairments	(35)	(212)	—	—	(247)
Restructuring costs	—	—	(2)	—	(2)
Earnings from unconsolidated affiliates	113	1	—	—	114
Interest expense	—	—	(79)	—	(79)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$124	$(146)	$(155)	$—	$(177)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$124	$(147)	$(155)	$—	$(178)
Non-cash derivative mark-to-market (b)	$(21)	$(5)	$—	$—	$(26)
Capital expenditures	$3	$99	$4	$—	$106
Investments in unconsolidated affiliates, net	$56	$—	$—	$—	$56

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Three Months Ended September 30, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,590	$1,579	$—	$(1,410)	$2,759
Gross margin (a)	$68	$364	$—	$—	$432
Operating and maintenance expense	(14)	(175)	(7)	—	(196)
Depreciation and amortization expense	(5)	(87)	(6)	—	(98)
General and administrative expense	(3)	(6)	(61)	—	(70)
Other expense, net	—	(1)	(1)	—	(2)
Loss from financing activities	—	—	(19)	—	(19)
Earnings from unconsolidated affiliates	102	2	—	—	104
Interest expense	—	—	(69)	—	(69)
Net income (loss)	$148	$97	$(163)	$—	$82
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$148	$96	$(163)	$—	$81
Non-cash derivative mark-to-market (b)	$8	$(21)	$—	$—	$(13)
Capital expenditures	$3	$152	$5	$—	$160
Investments in unconsolidated affiliates, net	$136	$3	$—	$—	$139

Nine Months Ended September 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$5,167	$3,228	$—	$(2,699)	$5,696
Gross margin (a)	$207	$1,021	$—	$—	$1,228
Operating and maintenance expense	(29)	(502)	(16)	—	(547)
Depreciation and amortization expense	(10)	(272)	(22)	—	(304)
General and administrative expense	(6)	(17)	(178)	—	(201)
Asset impairments	(35)	(212)	—	—	(247)
Other expense, net	(1)	(5)	—	—	(6)
Loss on sale of assets, net	(10)	(4)	—	—	(14)
Restructuring costs	—	—	(11)	—	(11)
Earnings from unconsolidated affiliates	340	4	—	—	344
Interest expense	—	—	(221)	—	(221)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$456	$13	$(450)	$—	$19
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$456	$10	$(450)	$—	$16
Non-cash derivative mark-to-market (b)	$(15)	$(26)	$—	$—	$(41)
Non-cash lower of cost or market adjustments	$8	$—	$—	$—	$8
Capital expenditures	$28	$375	$11	$—	$414
Investments in unconsolidated affiliates, net	$326	$—	$—	$—	$326

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
Nine Months Ended September 30, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,761	$4,179	$—	$(3,725)	$7,215
Gross margin (a)	$142	$1,049	$—	$—	$1,191
Operating and maintenance expense	(36)	(492)	(15)	—	(543)
Depreciation and amortization expense	(11)	(258)	(20)	—	(289)
General and administrative expense	(9)	(12)	(178)	—	(199)
Other expense, net	(2)	(4)	(1)	—	(7)
Loss from financing activities	—	—	(19)	—	(19)
Earnings from unconsolidated affiliates	273	5	—	—	278
Interest expense	—	—	(203)	—	(203)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$357	$288	$(438)	$—	$207
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$357	$285	$(438)	$—	$204
Non-cash derivative mark-to-market (b)	$(30)	$(49)	$—	$—	$(79)
Capital expenditures	$4	$412	$12	$—	$428
Investments in unconsolidated affiliates, net	$261	$4	$—	$—	$265

	September 30,	December 31,
	2019	2018
	(millions)
Segment long-term assets:
Gathering and Processing	$8,880	$9,058
Logistics and Marketing	3,829	3,661
Other (c)	266	276
Total long-term assets	12,975	12,995
Current assets	1,059	1,271
Total assets	$14,034	$14,266

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
21. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$204	$192
Cash paid for income taxes, net of income tax refunds	$3	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$21	$58
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$84	$—

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Balance Sheets
	September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$2	$—	$2
Accounts receivable, net	—	—	834	—	834
Inventories	—	—	55	—	55
Other	—	—	168	—	168
Total current assets	—	—	1,059	—	1,059
Property, plant and equipment, net	—	—	8,871	—	8,871
Goodwill and intangible assets, net	—	—	222	—	222
Advances receivable — consolidated subsidiaries	1,955	2,123	—	(4,078)	—
Investments in consolidated subsidiaries	4,834	8,344	—	(13,178)	—
Investments in unconsolidated affiliates	—	—	3,611	—	3,611
Other long-term assets	—	—	271	—	271
Total assets	$6,789	$10,467	$14,034	$(17,256)	$14,034
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$73	$1,016	$—	$1,091
Current maturities of long-term debt	—	600	1	—	601
Advances payable — consolidated subsidiaries	—	—	4,078	(4,078)	—
Long-term debt	—	4,960	205	—	5,165
Other long-term liabilities	—	—	362	—	362
Total liabilities	2	5,633	5,662	(4,078)	7,219
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	6,787	4,837	8,349	(13,178)	6,795
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	6,787	4,834	8,344	(13,178)	6,787
Noncontrolling interests	—	—	28	—	28
Total equity	6,787	4,834	8,372	(13,178)	6,815
Total liabilities and equity	$6,789	$10,467	$14,034	$(17,256)	$14,034

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$1,599	$—	$1,599
Transportation, processing and other	—	—	101	—	101
Trading and marketing losses, net	—	—	(1)	—	(1)
Total operating revenues	—	—	1,699	—	1,699
Operating costs and expenses:
Purchases and related costs	—	—	1,308	—	1,308
Operating and maintenance expense	—	—	187	—	187
Depreciation and amortization expense	—	—	100	—	100
General and administrative expense	—	—	66	—	66
Asset impairments	—	—	247	—	247
Restructuring costs	—	—	2	—	2
Total operating costs and expenses	—	—	1,910	—	1,910
Operating loss	—	—	(211)	—	(211)
Interest expense, net	—	(77)	(2)	—	(79)
Loss from consolidated subsidiaries	(178)	(101)	—	279	—
Earnings from unconsolidated affiliates	—	—	114	—	114
Loss before income taxes	(178)	(178)	(99)	279	(176)
Income tax expense	—	—	(1)	—	(1)
Net loss	(178)	(178)	(100)	279	(177)
Net income attributable to noncontrolling interests	—	—	(1)	—	(1)
Net loss attributable to partners	$(178)	$(178)	$(101)	$279	$(178)

	Condensed Consolidating Statement of Comprehensive Income
	Three Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net loss	$(178)	$(178)	$(100)	$279	$(177)
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive loss	(178)	(178)	(100)	279	(177)
Total comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive loss attributable to partners	$(178)	$(178)	$(101)	$279	$(178)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$5,369	$—	$5,369
Transportation, processing and other	—	—	326	—	326
Trading and marketing gains, net	—	—	1	—	1
Total operating revenues	—	—	5,696	—	5,696
Operating costs and expenses:
Purchases and related costs	—	—	4,468	—	4,468
Operating and maintenance expense	—	—	547	—	547
Depreciation and amortization expense	—	—	304	—	304
General and administrative expense	—	—	201	—	201
Asset impairments	—	—	247	—	247
Loss on sale of assets, net	—	—	14	—	14
Restructuring costs	—	—	11	—	11
Other expense, net	—	—	6	—	6
Total operating costs and expenses	—	—	5,798	—	5,798
Operating loss	—	—	(102)	—	(102)
Interest expense, net	—	(215)	(6)	—	(221)
Income from consolidated subsidiaries	16	231	—	(247)	—
Earnings from unconsolidated affiliates	—	—	344	—	344
Income before income taxes	16	16	236	(247)	21
Income tax expense	—	—	(2)	—	(2)
Net income	16	16	234	(247)	19
Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
Net income attributable to partners	$16	$16	$231	$(247)	$16

	Condensed Consolidating Statement of Comprehensive Income
	Nine Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$16	$16	$234	$(247)	$19
Other comprehensive income:
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	16	16	234	(247)	19
Total comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Total comprehensive income attributable to partners	$16	$16	$231	$(247)	$16

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)

	Condensed Consolidating Statement of Cash Flows
	Nine Months Ended September 30, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(210)	$847	$—	$637
INVESTING ACTIVITIES:
Intercompany transfers	497	(240)	—	(257)	—
Capital expenditures	—	—	(414)	—	(414)
Investments in unconsolidated affiliates, net	—	—	(326)	—	(326)
Proceeds from sale of assets	—	—	155	—	155
Net cash provided by (used in) investing activities	497	(240)	(585)	(257)	(585)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(257)	257	—
Proceeds from debt	—	4,705	—	—	4,705
Payments of debt	—	(4,246)	—	—	(4,246)
Distributions to preferred limited partners	(34)	—	—	—	(34)
Distributions to limited partners and general partner	(463)	—	—	—	(463)
Distributions to noncontrolling interests	—	—	(4)	—	(4)
Debt issuance costs	—	(9)	—	—	(9)
Net cash (used in) provided by financing activities	(497)	450	(261)	257	(51)
Net change in cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$—	$2	$—	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
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

23. Subsequent Events
On October 22, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on November 14, 2019 to unitholders of record on November 1, 2019.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on December 16, 2019 to unitholders of record on December 2, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 16, 2019 to unitholders of record on December 2, 2019. The Series C distribution will be paid on January 15, 2020 to unitholders of record on January 2, 2020.
On November 6, 2019, we signed and closed a transaction with our general partner, DCP Midstream GP, LP, to eliminate all of our general partner economic interests and incentive distribution rights (IDRs) in exchange for the issuance of 65 million common units to our general partner. Following the close of the transaction, our general partner holds a non-economic general

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2019 and 2018 - (Continued)
(Unaudited)
partner interest in us and, together with DCP Midstream, LLC, owns approximately 118 million of our common units, representing approximately 57% of our outstanding common units.
On October 23, 2019, we exercised a 50% ownership option on the Cheyenne Connector pipeline after FERC approval was received. The pipeline is expected to be in service in the first half of 2020.

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
Supply growth has resulted in industry-wide infrastructure constraints at pipeline and fractionation facilities. We believe we are well positioned to manage through these constraints as a large, integrated midstream company, but growth of our business could be dampened in the near term while more industry-wide pipeline and fractionation facilities are developed. Although there may be infrastructure constraints in the near term, we believe our growth projects and other industry-wide projects coming on-line over the near term will help mitigate those constraints. We believe these projects being developed will enable us to meet the demand of our customers.
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 9 have investment grade credit ratings.
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
•We believe we have access to sufficient capital to fund our growth including excess coverage and divestitures.
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

Some of our growth projects include the following:
•Within our Logistics and Marketing segment, the Gulf Coast Express pipeline, or "GCX", was placed into service in September of 2019, adding approximately 2 Bcf/d of gas takeaway from the Delaware Basin. We own a 25% equity interest in the pipeline.
•FERC approval for the Cheyenne Connector pipeline was received in September of 2019 and we exercised an increased 50% ownership option in October of 2019. The pipeline is expected to be in service in the first half of 2020, alleviating current constraints in the DJ Basin.
•We are adding NGL takeaway to the DJ Basin with our Southern Hills pipeline extension, via the White Cliffs pipeline conversion. The initial capacity is expected to be 90 MBbls/d, expandable to 120 MBbls/d with an anticipated fourth quarter 2019 in-service date.
•We are expanding the Southern Hills pipeline capacity from approximately 190 MBbls/d to 230 MBbls/d. It is expected to be in service by the fourth quarter of 2020.
•We are participating in the expansions of the Front Range and Texas Express pipelines which will add incremental NGL takeaway from the DJ Basin. The Front Range pipeline is expected to ramp to 255 MBbls/d of capacity in 2021 and the Texas Express pipeline is expected to ramp to 330 MBbls/d of capacity in 2022.
•We hold an option to acquire a 30% ownership interest in two 150 MBbls/d fractionators to be constructed within Phillips 66's Sweeny Hub, exercisable at the in-service date, which is expected to be in late 2020.
•Within our Gathering and Processing Segment, the 200 MMcf/d O'Connor 2 plant was placed into service in the third quarter of 2019. The plant and the associated bypass of up to 100 MMcf/d increases total available DJ Basin capacity to 1.4 Bcf/d. The bypass is expected to be online in the fourth quarter of 2019.

•We are adding up to 225 MMcf/d of incremental DJ Basin processing capacity by mid-2020 via a capital efficient offload agreement.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2019 plan includes maintenance capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $600 million and $800 million. Expansion capital expenditures include the construction of the O'Connor 2 facility in our DJ Basin as well as the construction of the Gulf Coast Express pipeline, our exercised 50% ownership option for Cheyenne Connector, the Front Range and Texas Express pipeline expansions and the extension of the Southern Hills pipeline into the DJ Basin, which are shown as investments in unconsolidated affiliates on our condensed consolidated statements of cash flows.

Recent Events

IDR Elimination Transaction
On November 6, 2019, we signed and closed a transaction with our general partner, DCP Midstream GP, LP, to eliminate all of our general partner economic interests and incentive distribution rights in exchange for the issuance of 65 million common units to our general partner. Following the close of the transaction, our general partner holds a non-economic general partner interest in us and, together with DCP Midstream, LLC, owns approximately 118 million of our common units, representing approximately 57% of our outstanding common units.

Common and Preferred Distributions
On October 22, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on November 14, 2019 to unitholders of record on November 1, 2019.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on December 16, 2019 to unitholders of record on December 2, 2019.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 16, 2019 to unitholders of record on December 2, 2019. The Series C distribution will be paid on January 15, 2020 to unitholders of record on January 2, 2020.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2019 vs. 2018		Variance Nine Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,509	$2,590	$5,167	$6,761	$(1,081)	(42)%	$(1,594)	(24)%
Gathering and Processing	916	1,579	3,228	4,179	(663)	(42)%	(951)	(23)%
Inter-segment eliminations	(726)	(1,410)	(2,699)	(3,725)	(684)	(49)%	(1,026)	(28)%
Total operating revenues	1,699	2,759	5,696	7,215	(1,060)	(38)%	(1,519)	(21)%
Purchases and related costs
Logistics and Marketing	(1,448)	(2,522)	(4,960)	(6,619)	(1,074)	(43)%	(1,659)	(25)%
Gathering and Processing	(586)	(1,215)	(2,207)	(3,130)	(629)	(52)%	(923)	(29)%
Inter-segment eliminations	726	1,410	2,699	3,725	(684)	(49)%	(1,026)	(28)%
Total purchases	(1,308)	(2,327)	(4,468)	(6,024)	(1,019)	(44)%	(1,556)	(26)%
Operating and maintenance expense	(187)	(196)	(547)	(543)	(9)	(5)%	4	1%
Depreciation and amortization expense	(100)	(98)	(304)	(289)	2	2%	15	5%
General and administrative expense	(66)	(70)	(201)	(199)	(4)	(6)%	2	1%
Asset impairments	(247)	—	(247)	—	247	*	247	*
Other expense, net	—	(2)	(6)	(7)	(2)	*	(1)	(14)%
Loss on sale of assets, net	—	—	(14)	—	—	*	14	*
Restructuring costs	(2)	—	(11)	—	2	*	11	*
Loss from financing activities	—	(19)	—	(19)	(19)	*	(19)	*
Earnings from unconsolidated affiliates (b)	114	104	344	278	10	10%	66	24%
Interest expense	(79)	(69)	(221)	(203)	10	14%	18	9%
Income tax expense	(1)	—	(2)	(2)	1	*	—	*
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Net (loss) income attributable to partners	$(178)	$81	$16	$204	$(259)	(320)%	$(188)	(92)%
Other data:
Gross margin (c):
Logistics and Marketing	$61	$68	$207	$142	$(7)	(10)%	$65	46%
Gathering and Processing	330	364	1,021	1,049	(34)	(9)%	(28)	(3)%
Total gross margin	$391	$432	$1,228	$1,191	$(41)	(9)%	$37	3%

Non-cash commodity derivative mark-to-market	$(26)	$(13)	$(41)	$(79)	$(13)	100%	$38	(48)%
NGL pipelines throughput (MBbls/d) (d)	598	616	634	575	(18)	(3)%	59	10%
Natural gas wellhead (MMcf/d) (d)	4,957	4,881	4,920	4,715	76	2%	205	4%
NGL gross production (MBbls/d) (d)	406	439	421	416	(33)	(8)%	5	1%
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

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Total Operating Revenues — Total operating revenues decreased $1,060 million in 2019 compared to 2018 primarily as a result of the following:
•$1,081 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices and unfavorable commodity derivative activity, partially offset by higher gas and NGL sales volumes which impacts both operating revenues and purchases; and
•$663 million decrease for our Gathering and Processing segment due to lower commodity prices and decreased volumes in the Midcontinent region, which impacted both operating revenues and purchases, partially offset by favorable commodity derivative activity, increased sales volumes in the South region and from growth projects in the DJ Basin.
These decreases were partially offset by:
•$684 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Total Purchases — Total purchases decreased $1,019 million in 2019 compared to 2018 primarily as a result of the following:
•$1,074 million decrease for our Logistics and Marketing segment for the reasons discussed above; and
•$629 million decrease for our Gathering and Processing segment for the reasons discussed above.
These decreases were partially offset by:
•$684 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2019 compared to 2018 primarily due to timing of reliability spend and the sale of our wholesale propane business.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions and goodwill in our Marysville reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills pipeline due to increased capacity and GCX coming online.
Interest Expense - Interest expense increased in 2019 compared to 2018 primarily as a result of higher average outstanding debt balances, higher average debt cost, and lower capitalized interest due to projects placed in service.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin decreased $41 million in 2019 compared to 2018 primarily as a result of the following:
•$7 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity and the sale of our wholesale propane business, partially offset by higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and Gulf Coast Express coming online; and
•$34 million decrease for our Gathering and Processing segment primarily related to lower commodity prices and lower volumes in the Midcontinent region partially offset by favorable commodity derivative activity and increased volumes and margins in the North and Permian regions.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Total Operating Revenues — Total operating revenues decreased $1,519 million in 2019 compared to 2018 primarily as a result of the following:
•$1,594 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices, partially offset by higher gas and NGL sales volumes, which impacted both operating revenues and purchases, and favorable commodity derivative activity; and
•$951 million decrease for our Gathering and Processing segment primarily due to lower commodity prices and decreased volumes in the Midcontinent region, which impacted both operating revenues and purchases, partially offset by increased volume from growth projects in the DJ Basin, increased volumes in the South and Permian regions, and favorable commodity derivative activity;
These decreases were partially offset by:
•$1,026 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Total Purchases — Total purchases decreased $1,556 million in 2019 compared to 2018 primarily as a result of the following:
•$1,659 million decrease for our Logistics and Marketing segment for the reasons discussed above; and
•$923 million decrease for our Gathering and Processing segment for the reasons discussed above.
These decreases were partially offset by:
•$1,026 million change in inter-segment eliminations, for the reasons discussed above.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in our Midcontinent region.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions and goodwill in our Marysville reporting unit.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.
Restructuring costs — Restructuring costs represent costs associated with the voluntary separation program offered during the second quarter of 2019.
Loss from Financing Activities — Loss from financing activities in 2018 represents a loss on redemption of senior notes.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity and GCX coming online.
Interest Expense — Interest expense increased in 2019 compared to 2018 primarily as a result of higher average outstanding debt balances, higher average debt cost, and lower capitalized interest due to projects placed in service.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin increased $37 million in 2019 compared to 2018 primarily as a result of the following:

•$65 million increase for our Logistics and Marketing segment primarily related to higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe, the Gulf Coast Express pipeline coming online and favorable commodity derivative activity, partially offset by lower gas storage margins, a 2019 inventory valuation adjustment, and the sale of our wholesale propane business; partially offset by
•$28 million decrease for our Gathering and Processing segment primarily related to lower commodity prices and lower volumes and margins in the Midcontinent region partially offset by favorable commodity derivative activity, increased volume from growth projects in the DJ Basin and increased volumes in the Permian and South regions.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$64	$212	$170
DCP Southern Hills Pipeline, LLC	17	21	62	50
Gulf Coast Express LLC	8	—	8	—
Front Range Pipeline LLC	7	6	23	16
Texas Express Pipeline LLC	3	4	12	14
Mont Belvieu Enterprise Fractionator	3	3	10	10
Mont Belvieu 1 Fractionator	3	4	11	12
Discovery Producer Services LLC	1	1	4	4
Other	—	1	2	2
Total earnings from unconsolidated affiliates	$114	$104	$344	$278

Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$80	$76	$237	$187
DCP Southern Hills Pipeline, LLC	25	24	77	60
Gulf Coast Express LLC	5	—	5	—
Front Range Pipeline LLC	9	10	24	22
Texas Express Pipeline LLC	4	6	12	15
Mont Belvieu Enterprise Fractionator	3	1	7	7
Mont Belvieu 1 Fractionator	3	6	13	12
Discovery Producer Services LLC	10	8	21	20
Other	—	1	2	2
Total distributions from unconsolidated affiliates	$139	$132	$398	$325

Results of Operations — Logistics and Marketing Segment

Operating Data
			Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
System	Approximate System Length (Miles)	Approximate Throughput Capacity (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (MBbls/d) (a)
Sand Hills pipeline	1,500	334	321	325
Southern Hills pipeline	950	128	86	102
Front Range pipeline	450	50	45	47
Texas Express pipeline	600	28	17	19
Other NGL pipelines (a)	1,150	231	129	141
Pipelines total	4,650	771	598	634
(a)Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2019 vs. 2018		Variance Nine Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,513	$2,570	$5,153	$6,756	$(1,057)	(41)%	$(1,603)	(24)%
Transportation, processing and other	11	15	35	45	(4)	(27)%	(10)	(22)%
Trading and marketing (losses) gains, net	(15)	5	(21)	(40)	(20)	*	19	48%
Total operating revenues	1,509	2,590	5,167	6,761	(1,081)	(42)%	(1,594)	(24)%
Purchases and related costs	(1,448)	(2,522)	(4,960)	(6,619)	(1,074)	(43)%	(1,659)	(25)%
Operating and maintenance expense	(9)	(14)	(29)	(36)	(5)	(36)%	(7)	(19)%
Depreciation and amortization expense	(4)	(5)	(10)	(11)	(1)	(20)%	(1)	(9)%
General and administrative expense	(2)	(3)	(6)	(9)	(1)	(33)%	(3)	(33)%
Asset impairments	(35)	—	(35)	—	35	*	35	*
Other expense, net	—	—	(1)	(2)	—	*	(1)	(50)%
Earnings from unconsolidated affiliates (a)	113	102	340	273	11	11%	67	25%
Loss on sale of assets, net	—	—	(10)	—	—	*	10	—
Segment net income attributable to partners	$124	$148	$456	$357	$(24)	(16)%	$99	28%
Other data:
Segment gross margin (b)	$61	$68	$207	$142	$(7)	(10)%	$65	(46)%
Non-cash commodity derivative mark-to-market	$(21)	$8	$(15)	$(30)	$(29)	*	$15	50%
NGL pipelines throughput (MBbls/d) (c)	598	616	634	575	(18)	(3)%	59	10%
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

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Total Operating Revenues — Total operating revenues decreased $1,081 million in 2019 compared to 2018, primarily as a result of the following:
•$1,276 million decrease as a result of lower commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity;
•$20 million decrease as a result of commodity derivative activity attributable to a $29 million increase in unrealized commodity derivative loss partially offset by an increase in realized cash settlement gains of $9 million due to movements in forward prices of commodities in 2019; and
•$4 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$219 million increase attributable to higher gas and NGL sales volumes, which impacted both operating revenues and purchases.
Purchases and Related Costs — Purchases and related costs decreased $1,074 million in 2019 compared to 2018, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2019 compared to 2018 primarily due to the sale of our wholesale propane business.
Asset Impairments — Asset impairments in 2019 relate to the goodwill allocated to the Marysville reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills pipeline due to increased capacity and GCX coming online.
Segment Gross Margin — Segment gross margin decreased $7 million in 2019 compared to 2018, primarily as a result of the following:
•$20 million decrease as a result of commodity derivative activity discussed above; and
•$4 million decrease due to the sale of our wholesale propane business.
These decreases were partially offset by:
•$17 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and the Gulf Coast Express pipeline coming online.

NGL Pipelines Throughput — NGL pipelines throughput decreased in 2019 compared to 2018 primarily as a result of lower throughput volumes on certain of our NGL pipelines partially offset by higher throughput volumes on the Sand Hills pipeline due to capacity expansions.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Total Operating Revenues — Total operating revenues decreased $1,594 million in 2019 compared to 2018, primarily as a result of the following:

•$2,301 million decrease as a result of lower commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity; and

•$10 million decrease in transportation, processing and other.

These decreases were partially offset by:

•$698 million increase attributable to higher gas and NGL sales volumes, which impacted both operating revenues and purchases; and

•$19 million increase as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative losses of $15 million and a decrease in realized cash settlement losses of $4 million due to movements in forward prices of commodities in 2019.

Purchases and related costs — Purchases and related costs decreased $1,659 million in 2019 compared to 2018, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2019 compared to 2018 primarily due to the sale of our wholesale propane business.

Asset Impairments — Asset impairments in 2019 relate to goodwill allocated to the Marysville reporting unit.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to increased capacity as well as GCX coming online.

Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.

Segment Gross Margin — Segment gross margin increased $65 million in 2019 compared to 2018, primarily as a result of the following:
•$75 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and the Gulf Coast Express coming online; and

•$19 million increase as a result of commodity derivative activity as discussed above.

These increases were partially offset by:
•$20 million decrease as a result of lower gas storage margins and a 2019 inventory valuation adjustment; and

•$9 million decrease due to the sale of our wholesale propane business.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to capacity expansions.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	14	4,000	1,590	1,488	105	1,426	103
Permian	11	16,500	1,260	957	102	947	109
Midcontinent	10	28,500	1,625	1,106	98	1,162	106
South	12	7,000	2,235	1,406	101	1,385	103
Total	47	56,000	6,710	4,957	406	4,920	421

(a)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2019 vs. 2018		Variance Nine Months 2019 vs. 2018
	2019	2018	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$811	$1,522	$2,914	$3,976	$(711)	(47)%	$(1,062)	(27)%
Transportation, processing and other	91	118	292	327	(27)	(23)%	(35)	(11)%
Trading and marketing gains (losses), net	14	(61)	22	(124)	75	*	146	*
Total operating revenues	916	1,579	3,228	4,179	(663)	(42)%	(951)	(23)%
Purchases and related costs	(586)	(1,215)	(2,207)	(3,130)	(629)	(52)%	(923)	(29)%
Operating and maintenance expense	(172)	(175)	(502)	(492)	(3)	(2)%	10	2%
Depreciation and amortization expense	(88)	(87)	(272)	(258)	1	1%	14	5%
General and administrative expense	(5)	(6)	(17)	(12)	(1)	(17)%	5	42%
Asset impairments	(212)	—	(212)	—	(212)	*	212	*
Other expense, net	—	(1)	(5)	(4)	(1)	*	1	25%
Loss on sale of assets, net	—	—	(4)	—	—	*	4	*
Earnings from unconsolidated affiliates (a)	1	2	4	5	(1)	(50)%	(1)	(20)%
Segment net income	(146)	97	13	288	(243)	*	(275)	(95)%
Segment net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Segment net (loss) income attributable to partners	$(147)	$96	$10	$285	$(243)	*	$(275)	(96)%
Other data:
Segment gross margin (b)	$330	$364	$1,021	$1,049	$(34)	(9)%	$(28)	(3)%
Non-cash commodity derivative mark-to-market	$(5)	$(21)	$(26)	$(49)	$16	*	$23	47%
Natural gas wellhead (MMcf/d) (c)	4,957	4,881	4,920	4,715	76	2%	205	4%
NGL gross production (MBbls/d) (c)	406	439	421	416	(33)	(8)%	5	1%
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

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Total Operating Revenues — Total operating revenues decreased $663 million in 2019 compared to 2018, primarily as a result of the following:
•$701 million decrease attributable to lower commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity;
•$69 million decrease primarily as a result of decreased sales volumes primarily in the Midcontinent regions; and
•$27 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$75 million increase as a result of commodity derivative activity attributable to an increase in cash settlement gains of $59 million due to movements in forward prices of commodities in 2019 and a $16 million decrease in unrealized commodity derivative losses; and
•$59 million increase primarily as a result of increased sales volumes in the South region and from growth projects in the DJ Basin.
Purchases and Related Costs — Purchases and related costs decreased $629 million in 2019 compared to 2018, for the reasons discussed above.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions.
Segment Gross Margin — Segment gross margin decreased $34 million in 2019 compared to 2018, primarily as a result of the following:
•$111 million decrease as a result of lower commodity prices.
This decrease was partially offset by:
•$75 million increase as a result of commodity derivative activity as discussed above; and
•$2 million increase primarily as a result of increased volumes and margins in the North and Permian regions, partially offset by lower volumes in the Midcontinent region.
Total Wellhead — Natural gas wellhead increased in 2019 compared to 2018 reflecting higher volumes from the North, Permian and South regions partially offset by lower volumes in the Midcontinent.
NGL Gross Production — NGL gross production decreased in 2019 compared to 2018 primarily as a result of higher ethane rejection across several regions and decreased volumes in the Midcontinent, partially offset by increased volumes in the DJ Basin.
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Total Operating Revenues — Total operating revenues decreased $951 million in 2019 compared to 2018, primarily as a result of the following:
•$1,273 million decrease attributable to lower commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity;

•$110 million decrease primarily as a result of decreased sales volumes in the Midcontinent region; and
•$35 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$321 million increase primarily as a result of increased sales volume from growth projects in the DJ Basin and increased volumes in the South and Permian regions; and
•$146 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $123 million and a decrease in unrealized commodity derivative losses of $23 million due to movements in forward prices of commodities in 2019.
Purchases and Related Costs — Purchases and related costs decreased $923 million in 2019 compared to 2018, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2019 compared to 2018 primarily as a result of increased base operating costs driven by new compressor leases and reliability improvements, and planned spending associated with volume growth.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in the Midcontinent region.
General and Administrative Expense — General and administrative expense increased in 2019 compared to 2018 primarily as a result of insurance credit in 2018.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of non-core assets in the South region.
Segment Gross Margin — Segment gross margin decreased $28 million in 2019 compared to 2018, primarily as a result of the following:
•$190 million decrease as a result of lower commodity prices.
This decrease was partially offset by:
•$146 million increase as a result of commodity derivative activity as discussed above; and
•$16 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian and South regions, partially offset by lower volumes and margins in the Midcontinent region.
Total Wellhead — Natural gas wellhead increased in 2019 compared to 2018 reflecting higher volumes in the North, South and Permian regions, partially offset by lower volumes in the Midcontinent region.
NGL Gross Production — NGL gross production increased in 2019 compared to 2018 primarily as a result of growth projects in the DJ Basin and higher volumes in the Permian region, partially offset by ethane rejection across several regions.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement;
•proceeds from asset rationalization;
•debt offerings;
•borrowings under term loans, securitization agreements or other credit facilities;
•issuances of additional common units, preferred units or other securities; and
•letters of credit.
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

On April 1, 2019, we repaid at maturity all $325 million aggregate principal amount outstanding of our 2.70% Senior Notes due 2019, which we repaid in the entirety using borrowings under our Credit Agreement.

Credit Agreement — As of September 30, 2019, we had unused borrowing capacity of $1,175 million, net of $15 million of letters of credit, and no outstanding borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of November 1, 2019, we had approximately $1,185 million of unused borrowing capacity under the Credit Agreement, net of $15 million of letters of credit.

Accounts Receivable Securitization Facility – On August 12, 2019, we entered into an amendment to our Securitization Facility to extend the termination date to August 2022. As of September 30, 2019, we had $200 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. The Senior Notes described above were issued under this registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the nine months ended September 30, 2019, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
Commodity Swaps and Collateral — Changes in natural gas, NGL and condensate prices and the terms of our processing arrangements have a direct impact on our generation and use of cash from operations due to their impact on net income, along with the resulting changes in working capital. For additional information regarding our derivative activities, please read Item 3. “Quantitative and Qualitative Disclosures about Market Risk” contained herein.
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
We had working capital deficits of $633 million and $633 million as of September 30, 2019 and December 31, 2018, respectively. We had a net derivative working capital surplus of $8 million and $17 million as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, we had $2 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2019	2018
	(millions)
Net cash provided by operating activities	$637	$541
Net cash used in investing activities	$(585)	$(690)
Net cash used in financing activities	$(51)	$(6)

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Operating Activities - Net cash provided by operating activities increased $96 million in 2019 compared to the same period in 2018. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. In addition, we received $7 million more of cash distributions in excess of earnings from unconsolidated affiliates during the nine months ended September 30, 2019 compared to the same period in 2018. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Results of Operations”.
Investing Activities - Net cash used in investing activities decreased $105 million in 2019 compared to the same period in 2018 primarily as a result of proceeds from the sale of our wholesale propane business and other non-core assets in 2019 and lower capital expenditures as construction of the O'Connor 2 facility and associated gathering infrastructure has been completed, partially offset by higher investments in unconsolidated affiliates for the investment in Gulf Coast Express, capacity expansions of the Sand Hills, Front Range and Texas Express pipelines, and extension of the Southern Hills pipeline.
Financing Activities - Net cash used in financing activities increased $45 million in 2019 compared to the same period in 2018 primarily as a result of proceeds from the issuance of preferred limited partner units in 2018 and higher distributions paid to preferred unitholders in 2019, partially offset by higher net proceeds from long-term debt and lower distributions paid to limited partners and the general partner due to $40 million of IDR givebacks paid in 2018 previously withheld in 2017.
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
The following table summarizes our maintenance and expansion capital expenditures for our consolidated entities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures	Maintenance Capital Expenditures	Expansion Capital Expenditures	Total Consolidated Capital Expenditures
	(millions)
Our portion	$58	$358	$416	$69	$365	$434
Noncontrolling interest portion and reimbursable projects (a)	(2)	—	(2)	(2)	(4)	(6)
Total	$56	$358	$414	$67	$361	$428
(a)Represents the noncontrolling interest and reimbursable portion of our capital expenditures. We have entered into agreements with third parties whereby we will be reimbursed for certain expenditures. Depending on the timing of these payments, we may be reimbursed prior to incurring the capital expenditure.

In addition, we invested cash in unconsolidated affiliates of $326 million and $265 million during the nine months ended September 30, 2019 and 2018, respectively, to fund our share of capital expansion projects.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $463 million and $503 million during the nine months ended September 30, 2019 and 2018, respectively.

On October 22, 2019, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on November 14, 2019 to unitholders of record on November 1, 2019.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.8750 per unit. The distribution will be paid on December 16, 2019 to unitholders of record on December 2, 2019.

On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 16, 2019 to unitholders of record on December 2, 2019. The Series C distribution will be paid on January 15, 2020 to unitholders of record on January 2, 2020.

We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders and general partner. See Note 16. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of September 30, 2019, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,627	$880	$1,355	$918	$5,474
Finance lease obligations	6	2	2	2	—
Operating lease obligations	107	27	47	25	8
Purchase obligations (b)	5,921	1,111	1,904	1,400	1,506
Other long-term liabilities (c)	154	—	21	6	127
Total	$14,815	$2,020	$3,329	$2,351	$7,115

(a)Includes interest payments on debt securities that have been issued. These interest payments are $280 million, $505 million, $418 million, and $2,049 million for less than one year, one to three years, three to five years, and thereafter, respectively.

(b)Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of September 30, 2019. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.

(c)Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the September 30, 2019 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $36 million of Executive Deferred Compensation Plan contributions and $9 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of September 30, 2019, we had no items that were classified as off-balance sheet obligations.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net (loss) income attributable to partners	$(178)	$81	$16	$204
Interest expense	79	69	221	203
Income tax expense	1	—	2	2
Operating and maintenance expense	187	196	547	543
Depreciation and amortization expense	100	98	304	289
General and administrative expense	66	70	201	199
Asset impairments	247	—	247	—
Restructuring costs	2	—	11	—
Loss from financing activities	—	19	—	19
Other expense, net	—	2	6	7
Earnings from unconsolidated affiliates	(114)	(104)	(344)	(278)
Loss on sale of assets, net	—	—	14	—
Net income attributable to noncontrolling interests	1	1	3	3
Gross margin	$391	$432	$1,228	$1,191
Non-cash commodity derivative mark-to-market (a)	$(26)	$(13)	$(41)	$(79)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$124	$148	$456	$357
Operating and maintenance expense	9	14	29	36
Depreciation and amortization expense	4	5	10	11
General and administrative expense	2	3	6	9
Asset impairments	35	—	35	—
Other expense, net	—	—	1	2
Earnings from unconsolidated affiliates	(113)	(102)	(340)	(273)
Loss on sale of assets, net	—	—	10	—
Segment gross margin	$61	$68	$207	$142
Non-cash commodity derivative mark-to-market (a)	$(21)	$8	$(15)	$(30)

Gathering and Processing segment:
Segment net (loss) income attributable to partners	$(147)	$96	$10	$285
Operating and maintenance expense	172	175	502	492
Depreciation and amortization expense	88	87	272	258
General and administrative expense	5	6	17	12
Asset impairments	212	—	212	—
Other expense, net	—	1	5	4
Earnings from unconsolidated affiliates	(1)	(2)	(4)	(5)
Loss on sale of assets, net	—	—	4	—
Net income attributable to noncontrolling interests	1	1	3	3
Segment gross margin	$330	$364	$1,021	$1,049
Non-cash commodity derivative mark-to-market (a)	$(5)	$(21)	$(26)	$(49)

(a)Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$124	$148	$456	$357
Non-cash commodity derivative mark-to-market	21	(8)	15	30
Depreciation and amortization expense, net of noncontrolling interest	4	5	10	11
Distributions from unconsolidated affiliates, net of earnings	16	21	37	31
Loss on sale of assets, net	—	—	10	—
Asset impairments	35	—	35	—
Other expense	—	—	1	—
Adjusted segment EBITDA	$200	$166	$564	$429

Gathering and Processing segment:
Segment net (loss) income attributable to partners	$(147)	$96	$10	$285
Non-cash commodity derivative mark-to-market	5	21	26	49
Depreciation and amortization expense, net of noncontrolling interest	88	85	271	257
Asset impairments	212	—	212	—
Loss on sale of assets, net	—	—	4	—
Distributions from unconsolidated affiliates, net of earnings	9	7	17	16
Other expense	—	1	5	4
Adjusted segment EBITDA	$167	$210	$545	$611

(a) We recognized no lower of cost or market adjustments for the three months ended September 30, 2019 and recognized $8 million during the nine months ended September 30, 2019. No lower of cost or market adjustments were recognized for the three and nine months ended September 30, 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of updates to significant accounting policies discussed in Note 2 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2019 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of November 1, 2019 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
October 2019 — December 2019	Natural Gas	(50,000) MMBtu/d	NYMEX Final Settlement Price (c)	$3.01-$3.28/MMBtu
January 2020 — March 2020	Natural Gas	(30,000) MMBtu/d	NYMEX Final Settlement Price (c)	$2.63-$2.73/MMBtu
October 2019 — December 2019	NGLs	(11,416) Bbls/d (d)	Mt.Belvieu (b)	$.31-$.91/Gal
January 2020 — December 2020	NGLs	(1,968) Bbls/d (d)	Mt.Belvieu (b)	$.52-$.58/Gal
October 2019 — February 2020	Crude Oil	(8,804) Bbls/d (d)	NYMEX crude oil futures (a)	$57.12-$65.34/Bbl
March 2020 — August 2020	Crude Oil	(2,922) Bbls/d (d)	NYMEX crude oil futures (a)	$53.69-$62.40/Bbl

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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of September 30, 2019:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

September 30, 2019	Natural Gas	7,390,304	MMBtu	$17	$2.27/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

October 2019 — January 2020	Natural Gas	(10,100,000)	MMBtu	$2	$2.30-$3.11/MMBtu
October 2019	Natural Gas	1,007,500	MMBtu	$—	$2.43-$2.52/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, “Item 1A. Risk Factors” in our subsequent Quarterly Reports on Form 10-Q, in addition to the other information set forth in such reports. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described in our subsequent Quarterly Reports on Form 10-Q.

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
First Amendment to Receivables Financing Agreement, dated August 12, 2019, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National Association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as Structuring Agent (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 12, 2019).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and nine months ended September 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: November 7, 2019	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)