Form 10-K
period 2019-12-31
DCP Midstream, LP
filed 2020-02-21
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-32678

DCP MIDSTREAM, LP
(Exact name of registrant as specified in its charter)

Delaware	03-0567133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 17th Street, Suite 2500 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 595-3331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Units Representing Limited Partner Interests	DCP	New York Stock Exchange
7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRB	New York Stock Exchange
7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934, or the Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2019, was approximately $2,650,723,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2019.

1

As of February 14, 2020, there were 208,329,928 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None
2

DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	$1.4 billion unsecured revolving Credit Agreement, maturing December 9, 2024
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
IDR	incentive distribution right
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2022
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2019, including the following risks and uncertainties:

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
ii

PART I
Item 1. Business
OVERVIEW
DCP Midstream, LP (together with its consolidated subsidiaries, “we,” “our,” “us,” the “registrant,” or the “Partnership”) is a Delaware limited Partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge.
On November 6, 2019, we signed and closed a transaction with our general partner, DCP Midstream GP, LP, to eliminate all of our general partner economic interest and incentive distribution rights in exchange for the issuance of 65 million common units to our general partner. Following the close of the transaction, our general partner holds a non-economic general partner interest in us and, together with DCP Midstream, LLC, owns approximately 118 million of our common units, representing approximately 57% of our outstanding common units.
The diagram below depicts our organizational structure as of December 31, 2019.

50%
Membership Interest
50%
Membership Interest
DCP Midstream, LLC
(Owner of the General Partner)
Membership Interest
DCP Midstream GP, LLC
Public Unitholders
24.4%
Limited Partner Interest
Limited Partner Interest
General Partner Interest
DCP Midstream GP, LP
(General Partner)
43.5%
Limited Partner Interest
100%
Preferred Series A
Limited Partner Interest
32.1%
Limited Partner Interest
General Partner Interest
100%
Preferred Series B
Limited Partner Interest
dcp Midstream
DCP Midstream, LP
(NYSE: DCP)

Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. Our Logistics and Marketing segment includes transporting, trading, marketing, and storing natural gas and NGLs, and fractionating NGLs. Our Gathering and Processing segment consists of gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering condensate. The remainder of our business operations are presented as “Other,” and consist of unallocated corporate costs.
1

OUR BUSINESS STRATEGY
Our primary business objectives are to achieve sustained company profitability, a strong balance sheet and profitable growth, thereby sustaining and ultimately growing our cash distribution per unit. We intend to accomplish these objectives by prudently executing the following business strategies:
Operational Performance. We believe our operating efficiency and reliability enhance our ability to attract new natural gas supplies by enabling us to offer more competitive terms, services and service flexibility to producers. Our logistics assets and gathering and processing systems consist of high-quality, well-maintained facilities, resulting in low-cost, efficient operations. Our goal is to establish a reputation in the midstream industry as a reliable, safe and low cost supplier of services to our customers. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements. We seek to increase the utilization of our existing facilities by providing additional services to our existing customers, by establishing relationships with new customers and by strategically rationalizing assets. In addition, we maximize efficiency by coordinating the completion of new facilities in a manner that is consistent with the expected production that supports them.
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

OUR COMPETITIVE STRENGTHS

We are one of the largest processors of natural gas and one of the largest producers and marketers of NGLs in the United States. In 2019, our total wellhead volume was approximately 4.9 Bcf/d of natural gas and we produced an average of approximately 417 MBbls/d of NGLs. We provide natural gas gathering services to the wellhead, and leverage our strategic footprint to extend the value chain through our integrated NGL and natural gas pipelines and marketing infrastructure. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services to move natural gas and NGLs from wellhead to market, and creates value for our customers. We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
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
Stable Cash Flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. Growth in our fee-based earnings will reduce the impact of unhedged margins. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity
2

volumes from our gathering and processing operations with fixed price commodity swaps. As of December 31, 2019, we were approximately 65% fee-based.
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
DCP Midstream, LLC has a significant interest in us through its ownership, together with our general partner, of an approximately 57% limited partner interest.

3

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
Our NGL services include plant tailgate purchases, transportation, fractionation, flexible pricing options and price risk management. Our primary NGL operations are located in close proximity to our Gathering and Processing assets in each of the operating regions.
4

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
The following is operating data for our Logistics and Marketing segment:

Operating Data
					Year Ended December 31, 2019
System	Approximate System Length (Miles)	Fractionators	Approximate NGL Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtu/d) (a) (b)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,400	—	333	—	323	—	—
Southern Hills pipeline	950	—	128	—	95	—	—
Front Range pipeline	450	—	50	—	49	—	—
Texas Express pipeline	600	—	28	—	19	—	—
Other NGL pipelines	1,150	—	321	—	140	—	—
Gulf Coast Express pipeline	500	—	—	0.5	—	0.2	—
Guadalupe pipeline	600	—	—	0.2	—	0.2	—
Mont Belvieu fractionators	—	2	—	—	—	—	60
Total	5,650	2	860	0.7	626	0.4	60
(a)Represents total capacity or throughput allocated to our proportionate ownership share.
(b)Represents average throughput for full year 2019. Gulf Coast Express pipeline was placed in service September 2019 and had an average throughput of .5 TBtu/d for the fourth quarter of 2019.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, is a common carrier pipeline that provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. We completed the expansion of the Sand Hills pipeline to 500 MBbls/d during the first quarter of 2019.
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub. During the fourth quarter of 2019, we completed an extension into the DJ Basin via the White Cliffs pipeline conversion.
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to our O'Connor plants,
5

Lucerne 1, Lucerne 2, and Mewbourn plants, as well as third party plants in the DJ Basin. Enterprise Products Partners L.P., or Enterprise, is the operator of the pipeline.
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
Gas Pipelines
Gulf Coast Express LLC, or the Gulf Coast Express pipeline, an intrastate natural gas pipeline in which we own a 25% interest, originates from the Waha area in West Texas to Agua Dulce, in Nueces County, Texas. Kinder Morgan is the operator of the pipeline. The Gulf Coast Express pipeline is fully subscribed under long-term transportation contracts with us and third party shippers and was placed into service in September 2019.
The Guadalupe pipeline is an intrastate natural gas pipeline that provides us access to market centers/hubs including Waha, Texas; Katy, Texas and the Houston Ship Channel and is used primarily in our natural gas asset based trading activities. We may transport volumes for third party shippers using our available capacity in the future.
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
Storage Facilities
Our Marysville NGL storage facility, which stores ethane, propane and butane, is located in Michigan and has strategic access to Marcellus, Utica and Canadian NGLs. Our facility includes 11 underground salt caverns with approximately 8 MMBbls of storage capacity. Our facility serves regional refining and petrochemical demand, and helps to balance the seasonality of propane distribution in the Midwestern and Northeastern United States and in Sarnia, Canada. We provide services to customers primarily on a fee basis under multi-year storage agreements. The results of operations for this business are generally dependent upon the volume stored and the level of fees charged to customers.
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
Our NGL proprietary trading activity includes trading energy related products and services. We undertake these activities through the use of fixed forward sales and purchases, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading. Our energy trading operations are exposed to market variables and commodity price risk with respect to these products and services, and these operations may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments.
6

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
We may execute basis spread transactions when the market price differential between locations on a pipeline asset exceeds our cost of transporting physical gas through our owned and/or leased pipeline assets. When this market condition exists, we may execute derivative instruments around this differential at the market price. The basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas.
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
We own or operate 44 active natural gas processing plants and have an interest in one additional plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).
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
7

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
During 2019, total wellhead volume on our assets was approximately 4.9 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that we expect will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and by contracting with undedicated producers who are operating in or around our gathering footprint. During 2019, the combined NGL production from our processing facilities was approximately 417 MBbls/d and was delivered and sold into various NGL takeaway pipelines.
The following is operating data for our Gathering and Processing segment by region:

Operating Data
				Year ended December 31, 2019
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,580	1,452	106
Permian	11	15,500	1,260	974	109
Midcontinent	8	24,500	1,415	1,119	100
South	12	7,000	2,235	1,396	102
Total	44	51,000	6,490	4,941	417
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
8

North Region

Asset Type
Fractionator and/or Plant
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline
Weld
Logan
Morgan
Larimer
Boulder
Adams
Arapahoe
Eaton
Grand Parkway
Lucerne I & II
Greeley
O'Connor I & II
Mewbourn
Platteville
Mewbourn 3
Roggen
Spindle
Front Range
Wattenberg
Collbran
CO
Mesa
Turtle Lk
Warner
South Chester
Michigan

Our North region primarily consists of our DJ Basin system. We have a broad network of gathering, compression, treating, and processing facilities in Weld County, Colorado that provide significant optionality and flexibility.
During 2019, we added 300 MMcf/d of system capacity in the DJ Basin as the 200 MMcf/d O'Connor 2 processing plant was placed into service at the end of the third quarter of 2019 and the up to 100 MMcf/d O'Connor 2 bypass was placed into service during the fourth quarter of 2019. Additionally, we entered into a capital efficient offload agreement which will add up to 225 MMcf/d of committed, incremental DJ Basin processing capacity by mid-2020. O'Connor 2 does, and the incremental offload will, increase capacity to support the growing processing needs of producers in the DJ Basin.
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Southern Hills, Front Range and Texas Express pipelines, owned 66.67%, 33.33% and 10% by us, respectively, and to the Conway hub in Bushton, Kansas via our Wattenberg pipeline. We are adding additional NGL takeaway for our producer customers through the expansions of the Texas Express and Front Range pipelines. We are adding additional gas takeaway through our participation in the construction of Cheyenne Connector, LLC (“Cheyenne Connector”), which is owned 50% by us and 50% by Tallgrass Energy. The Cheyenne Connector pipeline is expected to be in service in the first half of 2020.
9

Permian Region

Midland Basin
Artesia
Zia II
Linam Ranch
Fullerton
Eunice
Goldsmith
Rawhide
Roberts Ranch
Pegasus
Delaware Basin
Sand Hills
Ozona
Sonora
Asset Type
Fractionator and/or Plant
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline

Our Permian region primarily includes our West Texas system in the Midland Basin and our Southeast New Mexico system in the Delaware Basin. Producers continue to focus drilling activity on the most attractive acreage in the Midland and Delaware Basins.
Our gathering and processing assets in the Permian region provide NGL takeaway service via our Sand Hills pipeline, to fractionation facilities along the Gulf Coast and to the Mont Belvieu hub. The Guadalupe pipeline provides gas takeaway from Waha to Katy, Texas. We added additional gas takeaway in the region through our ownership in the Gulf Coast Express pipeline, which is owned 25% by us, 34% by Kinder Morgan Texas Pipeline, Inc, 25% by Targa Resources Corp, and 16% by Altus Midstream, LP. The Gulf Coast Express pipeline was placed in service during the third quarter of 2019.
10

Midcontinent Region

Asset Type
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline
Wattenberg
Conway
Front Range
Southern Hills DJ Extension
Mississippi Lime
National Helium
Sherhan
Mooreland
Cimarron
Kingfisher
Anadarko Basin
Okarche
STACK
Mustang
Southern Hills
Chitwood
SCOOP
Texas Express
Sholem
Fox

Our Midcontinent region primarily includes our Liberal system and South Central Oklahoma system. We gather and process raw natural gas primarily from the Ardmore and Anadarko Basins, including the South Central Oklahoma Oil Province (“SCOOP”) play and the Sooner Trend Anadarko Basin Canadian and Kingfisher (“STACK”) play.
Our gathering system footprint in the eastern Midcontinent region, which includes our South Central Oklahoma system, serves the SCOOP and STACK plays. Existing production in the western Midcontinent region, which includes our Liberal system in the Hugoton Basin, is typically from mature fields with shallow decline profiles that we expect will provide our plants with a dependable source of raw natural gas over a long term. We believe the infrastructure of our plants and gathering facilities is uniquely positioned to pursue our consolidation strategy in the western Midcontinent region.
Our gathering and processing assets in the Midcontinent region deliver NGLs primarily to the Gulf Coast and Mont Belvieu via our Southern Hills pipeline.
11

South Region

Asset type
Fractionator and/or Plant
Natural Gas Plant
NGL Pipelines
Natural Gas Pipelines
George Gray
East Texas Complex
Mobile Bay
Terrebonne
Paradis
Toca
Giddings
Port Arthur
N. Terrebonne
Discovery -LaRose
Wilcox
Mont Belvieu Hub
Eagle
Goliad
Gulf Plains

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
12

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
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, (the Pipeline Safety and Job Creations Act) reauthorized funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA address many areas of this legislation and PHMSA has indicated that it expects to publish these final rules this year. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.
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
We currently estimate we will incur approximately $79 million between 2020 and 2024 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act.
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
13

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
FERC and State Regulation of Operations
Federal Energy Regulatory Commission (“FERC”) regulation of interstate natural gas pipelines, the marketing and sale of natural gas in interstate commerce and the transportation of NGLs in interstate commerce may affect certain aspects of our business and the market for our products and services. Regulation of gathering systems and intrastate transportation of natural gas and NGLs by state agencies may also affect our business.
Interstate Natural Gas Pipeline Regulation
Our Cimarron River, Discovery, Cheyenne Connector, and Dauphin Island Gathering Partners systems, or portions thereof, are some of our natural gas pipeline assets that are subject to regulation by FERC, under the Natural Gas Act of 1938, as amended, or NGA. Natural gas companies subject to the NGA may only charge rates that have been determined to be just and reasonable. In addition, FERC authority over natural gas companies that provide natural gas pipeline transportation services in interstate commerce includes:
•certification and construction of new facilities;
•abandonment of services and facilities;
•maintenance of accounts and records;
•acquisition and disposition of facilities;
•initiation and discontinuation of transportation services;
•terms and conditions of transportation services and service contracts with customers;
•depreciation and amortization policies;
•conduct and relationship with certain affiliates; and
•various other matters.
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
14

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
The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by FERC and Congress, especially in light of potential market power abuse by marketing companies engaged in interstate commerce. In the Energy Policy Act of 2005, or EPACT 2005, Congress amended the NGA and Federal Power Act to add anti-fraud and anti-manipulation requirements. EPACT 2005 prohibits the use of any “manipulative or deceptive device or contrivance” in connection with the purchase or sale of natural gas, electric energy or transportation subject to FERC jurisdiction. FERC adopted market manipulation and market behavior rules to implement the authority granted under EPACT 2005. These rules, which prohibit fraud and manipulation in wholesale energy markets, are subject to broad interpretation. Given FERC's broad mandate granted in EPACT 2005, if energy prices are high, or exhibit what FERC deems to be “unusual” trading patterns, FERC may investigate energy markets to determine if behavior unduly impacted or “manipulated” energy prices.
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
Intrastate Natural Gas Pipeline Regulation
Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to provide service that is not unduly discriminatory and to file and/or seek approval of their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, our Guadalupe system and Gulf Coast Express pipeline are intrastate pipelines regulated as a gas utility by the Railroad Commission of Texas. To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates and terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the Natural Gas Policy Act, or NGPA. Certain of our systems are subject to FERC jurisdiction under Section 311 of the NGPA for their interstate transportation services. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Non-compliance with FERC's rules and regulations established under Section 311 of the NGPA, including failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the imposition of civil and criminal penalties. Among other matters, EPACT 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1 million for any one violation and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison.
15

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

In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a
16

simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables common carrier pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2015, the indexing methodology for the five years beginning July 1, 2016 was changed to be the Producer Price Index for Finished Goods plus 1.23%. FERC will be reviewing its indexing methodology in 2020 for the five years beginning July 1, 2021. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. The ceiling levels calculated for our interstate NGL pipelines are typically increased each year pursuant to the indexing methodology, but may be subject to decrease, which occurred in 2016 and resulted in the decrease in the tariff rates for many such pipelines.

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
As an owner or operator of these facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:
•requiring the acquisition of permits or authorizations to conduct regulated activities and imposing obligations in those permits, potentially including capital expenditures or operational requirements, that reduce or limit impacts to the environment;
•restricting the ways that we can handle or dispose of our wastes;
•limiting or prohibiting construction or operational activities in sensitive areas such as wetlands, coastal regions or areas inhabited by threatened and endangered species;
•requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and
•enjoining, or compelling changes to, the operations of facilities deemed not to be in compliance with environmental regulations or with permits issued pursuant to such environmental laws and regulations.
Failure to comply with these laws and regulations may trigger a variety of administrative, civil, or potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, potential
17

citizen lawsuits, and the issuance of orders enjoining or affecting current or future operations. Certain environmental statutes impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, or in some cases hydrocarbons, have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or personal injury allegedly caused by the release of substances or other waste products into the environment.
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
Impact of Air Quality Standards and Climate Change

A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs, which can include methane, and, depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from downstream combustion of fuels (e.g., oil or natural gas) that we process, or we may otherwise be required by regulation to take steps to reduce emissions of GHGs. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting. In 2016 EPA proposed a rule to revise the PSD and Title V permitting regulations applicable to GHGs in response to a 2014 U.S. Supreme Court decision and subsequent D.C. Circuit decision striking down its 2011 rules. The proposed revisions required that major sources of non-GHG air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 equivalent (or modifications of these sources that result in an increase of emissions of 75,000 tons per year or more of CO2 equivalent), obtain permits addressing emissions of greenhouse gases. The EPA has not acted to finalize this proposed rule. The EPA also has published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the oil and gas sector starting with the 2016 reporting year. In June 2016, the EPA published final new source performance standards (“NSPS”) for methane (a greenhouse gas) from new and modified oil and gas sector sources. These regulations expand upon the 2012 EPA rulemaking for oil and gas equipment-specific emissions controls, for example, regulating well head production emissions with leak detection and repair requirements, pneumatic controllers and pumps requirements, compressor requirements, and instituting leak detection and repair requirements for natural gas compressor and booster stations for the first time. In June 2017, EPA published a proposed rule to stay certain requirements of the 2016 NSPS rule for two years while it completes reconsideration of certain aspects of the rule and reviews the entire rule, and in October 2018 EPA published proposed revisions to the NSPS regulation for methane. In August 2019, EPA proposed amendments to the 2012 and 2016 NSPS for the oil and gas industry by removing transmission and storage infrastructure from regulation of methane emissions and other VOCs and rescinding methane requirements for oil and gas production and processing equipment. EPA also proposed, as an alternative, to rescind the methane requirements for oil and gas sources altogether. EPA has not yet issued the final rule, but once it has, judicial challenges are expected. In October 2015, the EPA finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act, and in December 2018 EPA published a final rule “Implementation of the 2015 National Ambient Air Quality Standards for Ozone: Nonattainment Area State Implementation Plan Requirements.” The 2015 Ozone standard was challenged in the U.S. Circuit Court of Appeals for the District of Columbia. In August 2019, the court upheld the health-based ozone standards but remanded back to the EPA other aspects of the rule. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. The EPA in October 2016 issued Control Techniques Guidelines for emissions of volatile organic compounds from oil and gas sector sources that were to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in March 2018 EPA published a proposal to withdraw the Control Techniques Guidelines. The Clean Air Act imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of air pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. The permitting, regulatory compliance and
18

reporting programs, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, or solid or hazardous wastes, or petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from the responsible parties the costs that the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.
We also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or RCRA, and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation and disposal of hazardous wastes. Certain petroleum and natural gas production wastes are excluded from RCRA’s hazardous waste regulations. However, it is possible that these wastes, which could include wastes currently generated during our operations, may in the future be designated by the EPA as hazardous wastes and therefore be subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations could have a material adverse effect on our sustaining capital expenditures and operating expenses.
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
Water
The Federal Water Pollution Control Act of 1972, as amended, also referred to as the Clean Water Act, or CWA, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the CWA and analogous state laws, permits must be obtained to discharge pollutants into state and federal waters. The CWA also requires implementation of spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of threshold quantities of oil or certain other materials. The CWA imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of water pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater. The EPA has also promulgated regulations that require us to have permits in order to discharge certain storm water. The EPA has entered into agreements with
19

certain states in which we operate whereby the permits are issued and administered by the respective states. These permits may require us to monitor and sample the storm water discharges. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our financial condition or results of operations.
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
Employees
We do not have any employees. Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, (the “General Partner”), which is 100% owned by DCP Midstream, LLC. As of December 31, 2019, approximately 2,250 employees of DCP Services, LLC, a wholly-owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us (the “Services Agreement”). For additional information, refer to Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.
General
We make certain filings with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge through our website, www.dcpmidstream.com, as soon as reasonably practicable after they are filed with the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report. Also, these filings are available on the internet at www.sec.gov. Our annual reports to unitholders, press releases and recent analyst presentations are also available free of charge on our website. We have also posted our code of business ethics on our website.

20

Item 1A. Risk Factors
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2019 in evaluating an investment in our common units.

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

Our business is affected by natural gas, NGL and crude oil prices. The prices of natural gas, NGLs and crude oil have historically been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced volatility during 2019, as illustrated by the following table:

	Year Ended December 31, 2019		December 31, 2019
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$3.59	$2.07	$2.19
NGLs ($/Gallon)	$0.65	$0.38	$0.48
Crude Oil ($/Bbl)	$66.30	$46.54	$61.06

Market conditions, including commodity prices, may impact our earnings, financial condition and cash flows.

The markets and prices for natural gas, NGLs, condensate and crude oil depend upon factors beyond our control and may not always have a close relationship. These factors include supply of, and demand for, these commodities, which fluctuate with changes in domestic and export markets and economic conditions and other factors, including:
•the level of domestic and offshore production;
•the availability of natural gas, NGLs and crude oil and the demand in the U.S. and globally for these commodities;
•a general downturn in economic conditions;
•the impact of weather, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations;
•actions taken by foreign oil and gas producing and importing nations;
•the availability of local, intrastate and interstate transportation systems and condensate and NGL export facilities;
•the availability and marketing of competitive fuels; and
•the extent of governmental regulation and taxation.

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

21

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

The profitability of our NGL pipelines is dependent on the level of production of NGLs from processing plants. When natural gas prices are high relative to NGL prices, it is less profitable to process natural gas because of the higher value of natural gas compared to the value of NGLs and because of the increased cost (principally that of natural gas as a feedstock and fuel) of separating the NGLs from the natural gas. As a result, we may experience periods in which higher natural gas prices relative to NGL prices reduce the volume of natural gas processed at plants connected to our NGL pipelines, and reduce the amount of NGL extraction, which would decrease the volumes and gross margins attributable to our NGL pipelines and NGL storage facilities.

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

22

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. We have no natural gas supplier representing 10% or more of our total natural gas supply as of December 31, 2019. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of supplies of natural gas and NGLs.

Our gathering and transportation pipeline systems are connected to, or dependent, on the level of production from natural gas and crude wells, from which production will naturally decline over time. As a result, our cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on our gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The primary factors affecting our ability to obtain new supplies of natural gas and NGLs, and to attract new customers to our assets include the level of successful drilling activity near these assets, the demand for natural gas, crude oil and NGLs,
23

producers’ desire and ability to obtain necessary permits in an efficient manner, natural gas field characteristics and production performance, surface access and infrastructure issues, and our ability to compete for volumes from successful new wells. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

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

We continue to have the ability to incur additional debt, subject to limitations within our Credit Agreement. Our level of debt could have important consequences to us, including the following:
24

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;
•an increased amount of cash flow will be required to make interest payments on our debt;
•our debt level will make us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•our debt level may limit our flexibility in responding to changing business and economic conditions.

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could impair our ability to issue additional equity or incur debt to make acquisitions, and for other purposes. Increased interest costs could also inhibit the financing of new capital drilling programs by exploration and production companies served by our systems.
It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR all together may affect our financing costs in the future.

The Credit Agreement and the Securitization Facility both bear interest based on pricing grids tied to the London Interbank Offered Rate (“LIBOR”). Additionally, our three series of preferred limited partner units convert from fixed percentage distributions to distributions that accumulate an annual floating rate of the three-month LIBOR plus a spread of 5.148% (Series A starting in December 2022), 4.919% (Series B starting in June 2023), and 4.882% (Series C starting in October 2023), respectively. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR after this time, which may cause LIBOR to perform differently than it did in the past and have other consequences that cannot be predicted.

In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination. This could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rate on our Credit Agreement will need to be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any outstanding debt under the Credit Agreement if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more alternative methods of calculating interest
25

impossible or impracticable to determine. As a result, any of these consequences may have an adverse effect on our financing costs.

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
The 5.35% Senior Notes due 2020, 4.75% Senior Notes due 2021, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, 5.375% Senior Notes due 2025, 5.125% Senior Notes due 2029, 8.125% Senior Notes due 2030, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations of DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2019, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties, other than the amounts borrowed under the Securitization Facility. Such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

In addition, because our notes and our guarantees of our notes are unsecured, holders of any secured indebtedness of us would have claims with respect to the assets constituting collateral for such indebtedness that are senior to the claims of the holders of our notes. Currently, we do not have any secured indebtedness, with the exception of our Securitization Facility. Although our debt agreements place some limitations on our ability to create liens securing debt, there are significant exceptions to these limitations that will allow us to secure significant amounts of indebtedness without equally and ratably securing the notes. If we incur secured indebtedness and such indebtedness is either accelerated or becomes subject to a bankruptcy, liquidation or reorganization, our assets would be used to satisfy obligations with respect to the indebtedness secured thereby before any payment could be made on our notes. Consequently, any such secured indebtedness would effectively be senior to our notes and our guarantee of our notes, to the extent of the value of the collateral securing the secured indebtedness. In that event, our noteholders may not be able to recover all the principal or interest due under our notes.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

As of December 31, 2019, our consolidated principal indebtedness was $5,925 million. Our significant indebtedness and any additional debt we may incur in the future may adversely affect our liquidity and therefore our ability to make interest payments on our notes and distributions on our units.

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

26

The adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

We hedge a portion of our commodity risk. In its rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, the Commodities Futures Trading Commission, or CFTC, adopted regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents, but these rules were successfully challenged in Federal district court by the Securities Industry Financial Markets Association and the International Swaps and Derivatives Association and largely vacated by the court. In December 2016, the CFTC reproposed rules that place limits on speculative positions in certain physical commodity futures and options contracts and their “economically equivalent” swaps, including NYMEX Henry Hub Natural Gas and NYMEX Light Sweet Crude Oil contracts, subject to exceptions for certain bona fide hedging transactions. The CFTC has sought comment on the position limits rules as reproposed, but since these rules are not yet final, the impact of those provisions on us is uncertain at this time. Under the reproposed rules, we believe our hedging transactions will qualify for the non-financial, commercial end user exception, which exempts derivatives intended to hedge or mitigate commercial risk from the mandatory swap clearing requirement, and as a result, we do not expect our hedging activity to be subject to mandatory clearing. The Act may also require us to comply with margin requirements in connection with our hedging activities, although the application of those provisions to us is uncertain at this time. The Act may also require the counterparties to our derivative instruments to spin off some of their hedging activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and related regulations could significantly increase the cost of derivatives contracts for our industry (including requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties, particularly if we are unable to utilize the commercial end user exception with respect to certain of our hedging transactions. If we reduce our use of hedging as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and fund unitholder distributions. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our business, our financial condition, and our results of operations.

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

As a publicly traded partnership, these developments could significantly impair our ability to make acquisitions or finance growth projects. We distribute all of our available cash, as defined in our amended and restated Partnership Agreement (the “Partnership Agreement”), to our common unitholders on a quarterly basis. We rely upon external financing sources, including the issuance of debt and equity securities and bank borrowings, to fund acquisitions or expansion capital expenditures or fund routine periodic working capital needs. Any limitations on our access to external capital, including limitations caused by illiquidity or volatility in the capital markets, may impair our ability to complete future acquisitions and construction projects on favorable terms, if at all. As a result, we may be at a competitive disadvantage as compared to businesses that reinvest all of their available cash to expand ongoing operations, particularly under adverse economic conditions.

Volatility in the capital markets may adversely impact our liquidity.
The capital markets may experience volatility, which may lead to financial uncertainty. Our access to funds under the Credit Agreement is dependent on the ability of the lenders that are party to the Credit Agreement to meet their funding obligations. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity. If lenders under the Credit Agreement were to fail to fund their share of the Credit Agreement, our available borrowings could be further reduced. In addition, our borrowing capacity may be further limited by the financial covenants contained in the Credit Agreement.
27

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

Pursuant to the Pipeline Safety Improvement Act of 2002, PHMSA has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in “high consequence areas.” The regulations require operators to:
•perform ongoing assessments of pipeline integrity;
•identify threats to pipeline segments that could impact a high consequence area and assess the risks that such threats pose to pipeline integrity;
•collect, integrate, and analyze data regarding threats and risks posed to the pipeline;
•repair and remediate the pipeline as necessary; and
•implement preventive and mitigating actions.

Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, or the Pipeline Safety and Job Creations Act, reauthorizes funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by PHMSA address many areas of this legislation and PHMSA has indicated that it expects to publish these final rules this year. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.

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

We currently estimate that we will incur costs of approximately $79 million between 2020 and 2024 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

28

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

On April 16, 2019, the Colorado Governor signed into law Senate Bill 19-181 (“SB-181”), which amended existing laws and enacted new laws concerning the conduct of oil and gas operations in Colorado. The bill mandates the Colorado Oil and Gas Conservation Commission (the “COGCC”) to “regulate,” as opposed to the previous mandate to “foster,” the development and production of oil and gas, and requires the current nine-member COGCC to be restructured with reduced oil and gas representation to five full-time paid commissioners, only one of whom will be required to have any industry expertise. Other key elements of SB-181 include granting local governments ability to regulate facility siting and surface impacts of oil and gas operations and the ability to inspect and impose fines for leaks, spills, and emissions, and requiring the Colorado Department of Public Health and Environment (the “CDPHE”) to adopt additional rules that call for the minimization and continual monitoring of emissions at oil and gas facilities. SB-181 also requires the COGCC to conduct rulemakings concerning the cumulative impacts of oil and gas development, additional flowline regulations, as well as other matters. While much of our oil and gas infrastructure in Colorado is not located near populous areas, the population in Colorado continues to grow, which may result in populated areas coming closer to existing and proposed oil and gas development. These new laws, and regulatory rulemakings at state and local levels that may be introduced in the future, could cause a curtailment in the permitting of new oil and gas development and facilities as well as an increase in costs to us and our producer customers. Any such curtailments on new oil and gas development, would, as production from existing and previously permitted wells depletes, lead to a reduction in demand for our gathering, processing, and transportation services in the state, which reduction, over time, may be material.

While COGCC and CDPHE have completed several rulemakings mandated by SB-181, those have not resulted in new regulations that we expect to significantly impact our ability or that of our customers to operate in Colorado. The most comprehensive amendments to COGCC rules mandated by SB-181 are in their early stages and are expected to be finalized in 2020, but the scope of such amendments is presently undetermined.

We may incur significant costs and liabilities in the future resulting from a failure to comply with existing or new environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example: (i) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (ii) RCRA, and comparable state laws that impose requirements for the management, storage and disposal of solid and hazardous waste from our facilities; (iii) CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; (iv) the Clean Water Act and the Oil Pollution Act, and
29

comparable state laws that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to waters of the United States and regulated state waters; and (v) state laws that impose requirements on the response to and remediation of hydrocarbon releases to soil or groundwater and managing related wastes. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining or affecting current or future operations. Certain environmental regulations, including CERCLA and analogous state laws and regulations, impose strict liability and joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

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
30

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

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations would have required, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules would have established specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules would also have established new requirements for detection and repair of VOC leaks exceeding 500 parts per million in concentration at new or modified natural gas processing plants. The EPA made certain revisions to the regulation from 2013 to 2015, which was the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions. Among other things, this regulation would have imposed leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and would have been a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. This regulation is the subject of a Petition for Review before the U.S. Circuit Court of Appeals for the District of Columbia. It was also the subject of review pursuant to the March 28, 2017, Presidential Executive Order on Promoting Energy Independence and Economic Growth, which ordered the EPA Administrator to review this regulation for consistency with the Executive Order’s policy to review existing regulations impacting natural gas
31

development and, if appropriate, “suspend, revise, or rescind the guidance or publish for notice and comment proposed rules suspending, revising or rescinding those rules.” In response to the Executive Order, in October 2018 the EPA published proposed revisions to the regulation significantly revising elements of the rule. The EPA separately withdrew the information request that it had issued in November 2016 as part of an effort to develop standards for methane and other emissions from existing sources in the oil and natural gas industry. On August 29, 2019, EPA proposed amendments to the 2012 and 2016 NSPS for the oil and gas industry by removing transmission and storage infrastructure from regulation of methane emissions and other VOCs. The amendments would also rescind methane requirements for oil and gas production and processing equipment. As an alternative, EPA proposed to rescind the methane requirements for oil and gas sources altogether and sought comment on alternative interpretations of its authority to regulate pollutants under Section 111 of the Clean Air Act. EPA has not yet published the final version of the rule, but judicial challenges are expected when such rule revisions are promulgated as final. The EPA, in October 2015, revised and lowered the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to 70 parts per billion, which is likely to result in more, and expanded, ozone non-attainment areas, which in turn will require states to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas industry. Persistent non-attainment status, such as for ozone, can result in lower major source permitting thresholds (making it more costly and complex to site and permit major new or modified facilities) and additional control requirements. A judicial challenge in the D.C. Circuit Court to the October 2015 EPA regulation was put in abeyance temporarily while the EPA reviewed the regulation. The EPA later indicated it will not revise the rule, and challenges from industry and environmental groups moved forward. In August 2019, the D.C. Court of Appeals upheld the health-based ozone standards but remanded to the EPA the secondary, public welfare standards designed to protect environmental values. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. In October 2016, the EPA also finalized Control Techniques Guidelines for VOC emissions from existing oil and natural gas equipment and processes in moderate ozone non-attainment areas. These Control Techniques Guidelines provide recommendations for states and local air agencies to consider when determining what emissions control requirements apply to sources in the non-attainment areas. In March 2018, however, the EPA published a request for comments on withdrawing the guidelines in their entirety. Similarly, states can initiate and promulgate regulations affecting oil and gas operations and associated emissions, either as a matter of their own statutory authority and programs or when implementing federal programs, such as the federal ozone ambient air quality standard or the federal Regional Haze regulation. Judicial challenges to new regulatory measures are likely and we cannot predict the outcome of such challenges. New regulatory suspensions, revisions, or rescissions and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. Collectively, implementation of more stringent regulations could require modifications to the operations of our exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation or regulations related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. In August 2017, however, the United States notified the United Nations Secretary-General that it intends to withdraw from the agreement as soon as it is able to do so, in November 2019, although the United States signed implementation agreements framed in December 2018 at the U.N. Climate Change Conference in Warsaw, Poland. On November 4, 2019, President Trump formally notified the United Nations that the United States would withdraw from the Paris Agreement. The November 4, 2019 formal notice triggered the start of a year-long withdrawal process. Legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, President Obama announced a climate action plan that targets methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. Many of the actions taken under the Obama Administration have been targeted by the Trump Administration. For instance, in October 2018 the EPA published proposed revisions to the 2016 NSPS regulation significantly revising elements of the rule. In March 2018,
32

the EPA published a request for comments on entirely withdrawing the October 2016 Control Techniques Guidelines for emissions of VOCs from existing oil and gas industry sources in ozone nonattainment areas, which had an expected co-benefit of reduced methane emissions. On August 29, 2019, EPA proposed amendments to the 2012 and 2016 NSPS for the oil and gas industry by removing transmission and storage infrastructure from regulation of methane emissions and over VOCs. The amendments would also rescind methane requirements for oil and gas production and processing equipment. As an alternative, EPA proposed to rescind the methane requirements for oil and gas sources altogether and sought comment on alternative interpretations of its authority to regulate pollutants under Section 111 of the Clean Air Act. Relatedly, the D.C. Circuit Court challenge to the October 2015 EPA regulation reducing the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act was put in abeyance temporarily while the EPA reviewed the regulation. The EPA later indicated it will not revise the rule, and challenges from industry and environmental groups moved forward. In August 2019, the D.C. Court of Appeals upheld the health-based ozone standards but remanded to the EPA the secondary, public welfare standards designed to protect environmental values. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. Separately, in 2011 the EPA issued permitting rules for sources of greenhouse gases; however, in June 2014, the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision that had upheld these rules, and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. Under the Court ruling and the EPA's subsequent proposed rules, major sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. These proposed rules have not been finalized. The EPA has issued rules requiring reporting of greenhouse gases, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, the EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. Similarly, some states can initiate and promulgate regulations affecting oil and gas operations and associated greenhouse gas emissions as a matter of their own statutory authority and programs. Judicial challenges to new regulatory measures are likely and we cannot predict the outcome of such challenges. New regulatory suspensions, revisions, or rescissions and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and natural gas liquids that we gather, process and transport.

Certain of our customers’ natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, hydraulic fracturing is excluded from regulation unless the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. The EPA has finalized various regulatory programs directed at hydraulic fracturing. For example, in June 2016, the EPA issued regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly-owned treatment works. States can propose or promulgate regulations or enact initiatives or legislation imposing conditions or restrictions on hydraulic fracturing practices or oil and gas well development using hydraulic fracturing or horizontal drilling techniques. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. In addition, the EPA has studied the potential adverse impact that each stage of hydraulic fracturing may have on the environment; the EPA released a final assessment report of the potential impacts of hydraulic fracturing on drinking water resources in December 2016. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells. Under a recent settlement agreement, the EPA had until March 2019 to decide whether to initiate rulemaking governing the disposal of wastewater from oil and gas development under RCRA Subtitle D. In April 2019, the EPA released its review, concluding that no new regulations are needed for managing wastewater, based on the EPA’s conclusion that existing state regulations and best management practices are sufficiently protective of human health and the environment. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

33

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

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems involves numerous regulatory, environmental, political, legal, and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. For example, public participation in review and permitting processes can introduce uncertainty and additional costs associated with project timing and completion. Relatedly, civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may lead to increased legislative and regulatory initiatives and review at federal, state, and local levels of government that could prevent or delay the construction of such infrastructure and realization of associated revenues. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and development of, natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering and transportation assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas and NGLs. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies, such as steel, increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

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

34

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

Any acquisition involves potential risks, including, among other things:
•mistaken assumptions about volumes, future contract terms with customers, revenues and costs, including synergies;
•an inability to successfully integrate the businesses we acquire;
•the assumption of unknown liabilities;
•limitations on rights to indemnity from the seller;
•mistaken assumptions about the overall costs of equity or debt;
•the diversion of management’s and employees’ attention from other business concerns;
•change in competitive landscape;
•unforeseen difficulties operating in new product areas or new geographic areas; and
•customer or key employee losses at the acquired businesses.

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

Historically, a principal focus of our strategy was to continue to grow the per unit distribution on our units by expanding our business. Our acquisition of the DCP Midstream Business in January 2017 ("the Transaction") resulted in significant growth of the Partnership, but also in the potential loss of certain future drop down opportunities from DCP Midstream, LLC. Our future growth will depend upon a number of factors, some of which we can control and some of which we cannot. These factors include our ability to:
•complete construction projects and consummate accretive acquisitions or joint ventures;
•identify businesses engaged in managing, operating or owning pipelines, processing and storage assets or other midstream assets for acquisitions, joint ventures and construction projects;
•appropriately identify liabilities associated with acquired businesses or assets;
•integrate acquired or constructed businesses or assets successfully with our existing operations and into our operating and financial systems and controls;
•hire, train and retain qualified personnel to manage and operate our growing business; and
•obtain required financing for our existing and new operations at reasonable rates.
35

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
Acquisitions involve numerous risks, including:
•the failure to realize expected profitability, growth or accretion;
•an increase in indebtedness and borrowing costs;
•potential environmental or regulatory compliance matters or liabilities;
•potential title issues;
•the incurrence of unanticipated liabilities and costs; and
•the temporary diversion of management’s attention from managing the remainder of our assets to the process of integrating the acquired businesses.
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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:
•the fees we charge and the margins we realize for our services;
•the prices of, level of production of, and demand for natural gas, condensate, and NGLs;
•the success of our commodity and interest rate hedging programs in mitigating fluctuations in commodity prices and interest rates;
•the volume and quality of natural gas we gather, compress, treat, process, transport and sell, and the volume of NGLs we process, transport, sell and store;
•the operational performance and efficiency of our assets, including our plants and equipment;
•the operational performance and efficiency of third party assets that provide services to us;
•the relationship between natural gas, NGL and crude oil prices;
•the level of competition from other energy companies;
•the impact of weather conditions on the demand for natural gas and NGLs;
•the level of our operating and maintenance and general and administrative costs; and
•prevailing economic conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:
•the level of capital expenditures we make;
36

•the cost and form of payment for acquisitions;
•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets at reasonable rates;
•restrictions contained in our Credit Agreement and the indentures governing our notes;
•the timing of our producers' obligations to make volume deficiency payments to us;
•the amount of cash distributions we receive from our equity interests;
•the amount of cost reimbursements to our general partner;
•the amount of cash reserves established by our general partner; and
•new, additions to and changes in laws and regulations.

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

Our inability, or limited ability, to control the operations and management of joint ventures in which we have a partial ownership interest may mean that we will not receive the amount of cash we expect to be distributed to us. In addition, for joint ventures in which we have a minority ownership interest, we will be unable to control ongoing operational decisions, including the incurrence of capital expenditures that we may be required to fund. Specifically,
•we have limited ability to control decisions with respect to the operations of these joint ventures, including decisions with respect to incurrence of expenses and distributions to us;
•these joint ventures may establish reserves for working capital, capital projects, environmental matters and legal proceedings which would reduce cash available for distribution to us;
•these joint ventures may incur additional indebtedness, and principal and interest made on such indebtedness may reduce cash otherwise available for distribution to us; and
•these joint ventures may require us to make additional capital contributions to fund working capital and capital expenditures, our funding of which could reduce the amount of cash otherwise available for distribution.

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

Our operations, and the operations of third parties, are subject to many hazards inherent in the gathering, compressing, treating, processing, storing, transporting and fractionating, as applicable, of natural gas and NGLs, including:
•damage to pipelines, plants, terminals, storage facilities and related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters and acts of terrorism;
•inadvertent damage from construction, farm and utility equipment;
37

•leaks of natural gas, NGLs and other hydrocarbons from our pipelines, plants, terminals, or storage facilities, or losses of natural gas or NGLs as a result of the malfunction of equipment or facilities;
•contaminants in the pipeline system;
•fires and explosions; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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
38

•neither our Partnership Agreement nor any other agreement requires DCP Midstream, LLC to pursue a business strategy that favors us. DCP Midstream, LLC’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of DCP Midstream, LLC, which may be contrary to our interests;
•our general partner is allowed to take into account the interests of parties other than us, such as DCP Midstream, LLC and its affiliates, including Phillips 66 and Enbridge, in resolving conflicts of interest;
•DCP Midstream, LLC and its affiliates, including Phillips 66 and Enbridge, are not limited in their ability to compete with us. Please read “DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us” below;
•our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;
•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;
•our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a sustaining capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;
•our general partner determines which costs incurred by it and its affiliates are reimbursable by us;
•our Partnership Agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;
•our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units;
•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates; and
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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
39

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
•its limited call right;
•its voting rights with respect to the units it owns;
•its registration rights; and
•its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the Partnership Agreement.

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

Our Partnership Agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty. For example, our Partnership Agreement:
•provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;
•generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the special committee of the board of directors of our general partner and not involving a vote of our unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. As of December 31, 2019, our general partner and its affiliates owned approximately 57% of our outstanding common units.

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

Our Partnership Agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, preferred units, or other equity securities of equal or senior rank will have the following effects:
•our unitholders’ proportionate ownership interest in us will decrease, including a relative dilution of any voting rights;
41

•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Holders of limited partner interests could be liable for any and all of our obligations as if such holder were a general partner if:
•a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•the right of holders of limited partner interests to act with other unitholders to remove or replace the general partner, to approve some amendments to our Partnership Agreement or to take other actions under our Partnership Agreement constitute “control” of our business.

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
43

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
46

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
For details on our plants, fractionation and storage facilities and pipeline systems, please read Item 1. “Business - Our Operating Segments.” We believe that our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.
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

Item 3. Legal Proceedings

We are not a party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of these matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect upon our consolidated results of operations, financial position or cash flows. For more information, please read “Environmental Matters” in Item 1 in this Annual Report on Form 10-K.

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases and other air emissions, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.
49

PART II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “DCP”. As of February 14, 2020, there were approximately 40 unitholders of record of our common units. This number does not include unitholders whose common units are held in trust by other entities.
Distributions of Available Cash
General - Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our Available Cash (defined below) to unitholders of record on the applicable record date, as determined by our general partner.
The Fifth Amended and Restated Partnership Agreement amends and restates the Fourth Amended and Restated Agreement of Limited Partnership of the Partnership in its entirety to, among other items, (i) convert the general partner interest in the Partnership into a non-economic general partner interest in the Partnership, (ii) reflect the cancellation of the general partner units and incentive distribution rights of the Partnership and (iii) eliminate certain legacy provisions that no longer apply, including provisions related to the economic general partner interest and the general partner units, incentive distribution rights, subordinated units, class B units, class C units and class D units of the Partnership that were formerly outstanding.
Prior to November 6, 2019, our general partner was entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 2% and limited partner interest of 36%, as well as an increasing share of Available Cash as a result of the incentive distribution rights. Distributions allocated to the general partner interest have ceased for distributions paid after the fourth quarter of 2019.
Definition of Available Cash - Available Cash, for any quarter, consists of all cash and cash equivalents on the date of determination of available cash for that quarter:
•less the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business, including reserves for future capital expenditures and anticipated credit needs;
•comply with applicable law or any debt instrument or other agreement or obligation;
•provide funds to make payments on the Preferred Units; or
•provide funds for distributions to our common unitholders for any one or more of the next four quarters.
•plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of Available Cash for the quarter.
Our current quarterly distribution is $0.78 per unit, or $3.12 per unit annualized. There is no guarantee that we will maintain our current distribution or pay any distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our Partnership Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements - Liquidity and Capital Resources” for a discussion of the restrictions included in our Credit Agreement that may restrict our ability to make distributions.
Please read the Distributions of Available Cash section in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets.
On January 22, 2020, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.78 per unit, which was paid on February 14, 2020, to unitholders of record on February 3, 2020.

Preferred Units - Distributions of the Preferred Units are payable out of Available Cash, are accretive and are cumulative from the date of original issuance of the Preferred Units.

•Distributions on the Series A Preferred Units are payable semiannually in arrears on June 15th and December 15th of each year.
50

•Distributions on the Series B Preferred Units are payable quarterly in arrears on the 15th day of March, June, September and December of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.
•Distributions on the Series C Preferred Units are payable quarterly in arrears on the 15th day of January, April, July and October of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.
51

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, NGLs and condensate	$7,199	$9,374	$7,850	$6,269	$6,779
Transportation, processing and other	439	489	652	647	532
Trading and marketing (losses) gains, net	(13)	(41)	(40)	(23)	119
Total operating revenues	7,625	9,822	8,462	6,893	7,430
Operating costs and expenses:
Purchases and related costs	6,022	8,019	6,885	5,461	5,981
Operating and maintenance expense	728	760	661	670	732
Depreciation and amortization expense	404	388	379	378	377
General and administrative expense	275	276	290	292	281
Asset impairments	247	145	48	—	912
Other expense (income), net	8	11	11	(65)	10
Loss (gain) on sale of assets, net	80	—	(34)	(35)	(42)
Restructuring costs	11	—	—	13	11
Total operating costs and expenses	7,775	9,599	8,240	6,714	8,262
Operating (loss) income	(150)	223	222	179	(832)
Loss on financing activities	—	(19)	—	—	—
Interest expense	(304)	(269)	(289)	(321)	(320)
Earnings from unconsolidated affiliates (a)	474	370	303	282	184
Income (loss) before income taxes	20	305	236	140	(968)
Income tax benefit (expense)	1	(3)	(2)	(46)	102
Net income (loss)	21	302	234	94	(866)
Net income attributable to noncontrolling interests	(4)	(4)	(5)	(6)	(5)
Net income (loss) attributable to partners	17	298	229	88	(871)
Net loss attributable to predecessor operations (b)	—	—	—	224	1,099
Series A preferred limited partners' interest in net income	(37)	(37)	(4)	—	—
Series B preferred limited partners' interest in net income	(13)	(8)	—	—	—
Series C preferred limited partners' interest in net income	(9)	(2)	—	—	—
General partner interest in net income	(118)	(164)	(164)	(124)	(124)
Net (loss) income allocable to limited partners	$(160)	$87	$61	$188	$104
Net (loss) income per limited partner unit - basic and diluted	$(1.05)	$0.61	$0.43	$1.64	$0.91

52

		Year Ended December 31,
	2019	2018	2017	2016	2015
	(millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$8,811	$9,135	$8,983	$9,069	$9,428
Total assets	$14,127	$14,266	$13,878	$13,611	$13,885
Accounts payable	$773	$926	$1,076	$735	$545
Long-term debt	$5,321	$4,782	$4,707	$4,907	$5,669
Partners’ equity	$6,605	$7,268	$7,408	$2,601	$2,772
Predecessor equity	$—	$—	$—	$4,220	$4,287
Noncontrolling interests	$28	$29	$30	$32	$33
Total equity	$6,633	$7,297	$7,438	$6,853	$7,092
Other Information:
Cash distributions declared per unit	$3.1200	$3.1200	$3.1200	$3.1200	$3.1200
Cash distributions paid per unit	$3.1200	$3.1200	$3.1200	$3.1200	$3.1200
(a)Includes our proportionate share of the earnings of our unconsolidated affiliates. Earnings include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(b)Includes net loss attributable to the DCP Midstream Business prior to the date of our acquisition from DCP Midstream, LLC.

53

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices.

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
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 8 have investment grade credit ratings.
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
54

•We have positive operating cash flow from our well-positioned and diversified assets.
•We have a well-defined and targeted multi-year hedging program.
•We manage our disciplined capital growth program with a significant focus on fee-based agreements and projects with long-term volume outlooks.
•We believe we have a solid capital structure and balance sheet.
•We believe we have access to sufficient capital to fund our growth including excess coverage and divestitures.
During 2020, our strategic objectives will continue to focus on maintaining stable Distributable Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Distributable Cash Flows”) from our existing assets and executing on opportunities to sustain and ultimately grow our long-term Distributable Cash Flows. We believe the key elements to stable Distributable Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Distributable Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.

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

Some of our growth projects include the following:
•Within our Logistics and Marketing segment, we added NGL takeaway to the DJ Basin with our Southern Hills pipeline extension, via the White Cliffs pipeline conversion. The initial capacity is approximately 90 MBbls/d, expandable to 120 MBbls/d and was placed into service during the fourth quarter of 2019.
•FERC approval for the Cheyenne Connector pipeline was received in September of 2019 and we exercised an increased 50% ownership option in October of 2019. The pipeline is expected to be in service in the first half of 2020, alleviating current pipeline constraints in the DJ Basin.
•Our expansion of the Southern Hills pipeline has been moved to backlog.
•We hold an option to acquire a 30% ownership interest in two 150 MBbls/d fractionators to be constructed within Phillips 66's Sweeny Hub, exercisable at the in-service date, which is expected to be in late 2020.
•We are participating in the expansions of the Front Range and Texas Express pipelines which will add incremental NGL takeaway from the DJ Basin. Front Range’s expansion to a capacity of 255 MBbls/d and Texas Express’ expansion to a capacity of over 350 MBbls will be in-service in the first half of 2020.
•Within our Gathering and Processing Segment, the 200 MMcf/d O'Connor 2 plant was placed into service in the third quarter of 2019. The plant and the associated bypass of up to 100 MMcf/d increases total available DJ Basin capacity to 1.4 Bcf/d. The bypass was placed into service in the fourth quarter of 2019.
•We are adding up to 225 MMcf/d of incremental DJ Basin processing capacity by mid-2020 via a capital efficient offload agreement.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $550 million and $650 million. Expansion capital expenditures include the construction of the two fractionators within the Sweeny Hub and the Cheyenne Connector pipeline.

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
55

partner interest in us and, together with DCP Midstream, LLC, owns approximately 118 million of our common units, representing approximately 57% of our outstanding common units.
Credit Agreement Amendment
On December 9, 2019 we entered into an amendment to extend our Credit Facility to December 9, 2024 and reduce the cost.
Securitization Facility Amendment
On December 23, 2019 we entered into an amendment to our Securitization Facility which increased the borrowing capacity to $350 million from $200 million.
Asset Dispositions
During the fourth quarter of 2019, we divested several non-core assets in the Midcontinent and Permian regions. We received proceeds of $54 million and recognized a loss on sale of assets of $66 million.
Common and Preferred Distributions
On January 22, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2020 to unitholders of record on February 3, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on March 16, 2020 to unitholders of record on March 2, 2020. The Series C distribution will be paid on April 15, 2020 to unitholders of record on April 1, 2020.
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
56

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
Our Gathering and Processing segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. The number of active oil and gas drilling rigs in the United States has decreased, from 993 on December 31, 2018 to 866 on December 31, 2019. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas.
The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in Item 7A in this 2019 Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or net realizable value inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.
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

57

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

Other
The above factors, including sustained deterioration in commodity prices and volumes, other market declines or a decline in our common unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or net realizable value inventory adjustments.

How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) gross margin and segment gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; (5) adjusted segment EBITDA; and (6) Distributable Cash Flow. Gross margin, segment gross margin, adjusted EBITDA, adjusted segment EBITDA, and Distributable Cash Flow are not measures under accounting principles generally accepted in the United States of America. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.
Volumes - We view wellhead, throughput and storage volumes as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from successful new wells in other areas. The throughput volumes of NGLs and gas on our pipelines are substantially dependent upon the quantities of NGLs and gas produced at our processing plants, as well as NGLs and gas produced at other processing plants that have pipeline connections with our NGL and gas pipelines. We regularly monitor producer activity in the areas we serve and in which our pipelines are located, and pursue opportunities to connect new supply to these pipelines. We also monitor our inventory in our NGL and gas storage facilities, as well as overall demand for storage based on seasonal patterns and other market factors such as weather.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017. The results of operations by segment are discussed in further detail following this consolidated overview discussion. Discussions for the year ended December 31, 2018 vs. year ended December 31, 2017 can be found in our annual report Form 10-K for the year ended December 31, 2018 and should be read in conjunction with the discussions below.
58

	Year Ended December 31,			Variance 2019 vs. 2018		Variance 2018 vs. 2017
	2019	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$6,856	$9,014	$7,757	$(2,158)	(24)%	$1,257	16%
Gathering and Processing	4,319	5,843	5,467	(1,524)	(26)%	376	7%
Inter-segment eliminations	(3,550)	(5,035)	(4,762)	(1,485)	(29)%	273	6%
Total operating revenues	7,625	9,822	8,462	(2,197)	(22)%	1,360	16%
Purchases and related costs
Logistics and Marketing	(6,602)	(8,789)	(7,557)	(2,187)	(25)%	1,232	16%
Gathering and Processing	(2,970)	(4,265)	(4,090)	(1,295)	(30)%	175	4%
Inter-segment eliminations	3,550	5,035	4,762	(1,485)	(29)%	273	6%
Total purchases	(6,022)	(8,019)	(6,885)	(1,997)	(25)%	1,134	16%
Operating and maintenance expense	(728)	(760)	(661)	(32)	(4)%	99	15%
Depreciation and amortization expense	(404)	(388)	(379)	16	4%	9	2%
General and administrative expense	(275)	(276)	(290)	(1)	—%	(14)	(5)%
Asset impairments	(247)	(145)	(48)	102	70%	97	*
Other expense, net	(8)	(11)	(11)	(3)	(27)%	—	—%
(Loss) gain on sale of assets, net	(80)	—	34	80	*	(34)	*
Restructuring costs	(11)	—	—	11	*	—	*
Loss from financing activities	—	(19)	—	(19)	*	19	*
Earnings from unconsolidated affiliates (b)	474	370	303	104	28%	67	22%
Interest expense	(304)	(269)	(289)	35	13%	(20)	(7)%
Income tax benefit (expense)	1	(3)	(2)	(4)	*	1	50%
Net income attributable to noncontrolling interests	(4)	(4)	(5)	—	—%	(1)	(20)%
Net income attributable to partners	$17	$298	$229	$(281)	(94)%	$69	30%
Other data:
Gross margin (c):
Logistics and Marketing	$254	$225	$200	$29	13%	$25	13%
Gathering and Processing	1,349	1,578	1,377	(229)	(15)%	201	15%
Total gross margin	$1,603	$1,803	$1,577	$(200)	(11)%	$226	14%

Non-cash commodity derivative mark-to-market	$(78)	$108	$(28)	$(186)	*	$136	*
NGL pipelines throughput (MBbls/d) (d)	626	582	460	44	8%	122	27%
Gas pipelines throughput (TBtu/d) (d) (e)	0.4	0.2	0.2	0.2	100%	—	—%
Natural gas wellhead (MMcf/d) (d)	4,941	4,769	4,531	172	4%	238	5%
NGL gross production (MBbls/d) (d)	417	413	375	4	1%	38	10%
* Percentage change is not meaningful.

(a)Operating revenues include the impact of trading and marketing gains (losses), net.
(b)Earnings for Sand Hills pipeline, Southern Hills pipeline, Front Range pipeline, Gulf Coast Express pipeline, Texas Express pipeline and Mont Belvieu 1 include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
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
(e)Represents average throughput for full year 2019. Gulf Coast Express pipeline was placed in service September 2019 and had an average throughput of .5 TBtu/d for the fourth quarter of 2019.

59

Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Total Operating Revenues — Total operating revenues decreased $2,197 million in 2019 compared to 2018 primarily as a result of the following:
•$2,158 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices, partially offset by higher gas and NGL sales volumes and favorable commodity derivative activity; and
•$1,524 million decrease for our Gathering and Processing segment primarily due to lower commodity prices and decreased volumes in the Midcontinent region, partially offset by increased volume from growth projects in the DJ Basin, and increased volumes in the South and Permian regions.
These decreases were partially offset by:
•$1,485 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices partially offset by higher gas and NGL sales volumes.
Total Purchases — Total purchases decreased $1,997 million in 2019 compared to 2018 primarily as a result of the following:
•$2,187 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$1,295 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$1,485 million change in inter-segment eliminations, for the reasons discussed above.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in our Midcontinent and Permian regions and goodwill in our Marysville reporting unit. Asset impairments in 2018 relate to property, plant and equipment in our Midcontinent and South regions.
Loss on Sale of Assets, net — The net loss on sale of assets in 2019 represents the sale of non-core assets in the Midcontinent and Permian regions and our wholesale propane business.
Restructuring costs — Restructuring costs represent costs associated with the voluntary separation program offered during the second quarter of 2019.
Loss from Financing Activities — Loss from financing activities in 2018 represents a loss on redemption of senior notes.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills pipeline due to increased capacity, higher throughput on the Front Range and Southern Hills pipelines and the Gulf Coast Express pipeline coming online.
Interest Expense — Interest expense increased in 2019 compared to 2018 primarily as a result of higher average outstanding debt balances, higher average debt cost, and lower capitalized interest due to projects placed in service.
Net Income Attributable to Partners — Net income attributable to partners decreased in 2019 compared to 2018 for the reasons discussed above.
Gross Margin — Gross margin decreased $200 million in 2019 compared to 2018 primarily as a result of the following:
•$229 million decrease for our Gathering and Processing segment primarily related to lower commodity prices and lower volumes in the Midcontinent region and lower margins in certain regions, partially offset by increased volume from growth projects in the DJ Basin and increased volumes in the Permian and South regions, partially offset by
60

•$29 million increase for our Logistics and Marketing segment primarily related to higher gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe and favorable commodity derivative activity, partially offset by lower gas storage margins, 2019 inventory valuation adjustments, the sale of our wholesale propane business, and decreased throughput volumes on other NGL pipelines.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2019	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$287	$223	$148
DCP Southern Hills Pipeline, LLC	77	68	47
Front Range Pipeline LLC	32	24	17
Gulf Coast Express LLC	27	—	—
Texas Express Pipeline LLC	16	19	9
Mont Belvieu Enterprise Fractionator	14	10	13
Mont Belvieu 1 Fractionator	13	16	6
Discovery Producer Services LLC	6	8	61
Other	2	2	2
Total earnings from unconsolidated affiliates	$474	$370	$303

Distributions received from unconsolidated affiliates were as follows:

	Year Ended December 31,
	2019	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$322	$252	$169
DCP Southern Hills Pipeline, LLC	89	83	62
Front Range Pipeline LLC	31	29	17
Gulf Coast Express LLC	25	—	—
Texas Express Pipeline LLC	16	20	12
Mont Belvieu Enterprise Fractionator	11	9	13
Mont Belvieu 1 Fractionator	14	15	6
Discovery Producer Services LLC	28	30	85
Other	4	3	3
Total distributions from unconsolidated affiliates	$540	$441	$367
61

Results of Operations — Logistics and Marketing Segment

The results of operations for our Logistics and Marketing segment are as follows:

	Year Ended December 31,			Variance 2019 vs. 2018		Variance 2018 vs. 2017
	2019	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$6,842	$9,017	$7,667	$(2,175)	(24)%	$1,350	18%
Transportation, processing and other	46	57	64	(11)	(19)%	(7)	(11)%
Trading and marketing (losses) gains, net	(32)	(60)	26	28	47%	(86)	*
Total operating revenues	6,856	9,014	7,757	(2,158)	(24)%	1,257	16%
Purchases and related costs	(6,602)	(8,789)	(7,557)	(2,187)	(25)%	1,232	16%
Operating and maintenance expense	(42)	(47)	(41)	(5)	(11)%	6	15%
Depreciation and amortization expense	(19)	(15)	(14)	4	27%	1	7%
General and administrative expense	(8)	(12)	(11)	(4)	(33)%	1	9%
Asset impairments	(35)	—	—	35	*	—	*
Other expense, net	(3)	(4)	(11)	(1)	(25)%	(7)	(64)%
Earnings from unconsolidated affiliates (a)	468	362	243	106	29%	119	49%
Loss on sale of assets, net	(10)	—	—	10	—	—	*
Segment net income attributable to partners	$605	$509	$366	$96	19%	$143	39%
Other data:
Segment gross margin (b)	$254	$225	$200	$29	13%	$25	13%
Non-cash commodity derivative mark-to-market	$(29)	$(4)	$(4)	$(25)	*	$—	—%
NGL pipelines throughput (MBbls/d) (c)	626	582	460	44	8%	122	27%
Gas pipelines throughput (TBtu/d) (c) (d)	0.4	0.2	0.2	0.2	100%	—	—%
* Percentage change is not meaningful.

(a)Earnings for Sand Hills pipeline, Southern Hills pipeline, Front Range pipeline, Gulf Coast Express pipeline, Texas Express pipeline and Mont Belvieu 1 include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(b)Segment gross margin consists of total operating revenues less purchases and related costs. Please read “Reconciliation of Non-GAAP Measures”.
(c)For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volume.
(d)Represents average throughput for full year 2019. Gulf Coast Express pipeline was placed in service September 2019 and had an average throughput of .5 TBtu/d for the fourth quarter of 2019.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Total Operating Revenues — Total operating revenues decreased $2,158 million in 2019 compared to 2018, primarily as a result of the following:
•$3,132 million decrease as a result of lower commodity prices before the impact of derivative activity; and
•$11 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$957 million increase attributable to higher gas and NGL sales volumes; and
•$28 million increase as a result of commodity derivative activity attributable to a decrease in realized cash settlement losses of $53 million partially offset by an increase in unrealized commodity derivative losses of $25 million due to movements in forward prices of commodities in 2019.
62

Purchases and Related Costs — Purchases and related costs decreased $2,187 million in 2019 compared to 2018 as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2019 compared to 2018 primarily due to the sale of our wholesale propane business.
Asset Impairments — Asset impairments in 2019 relate to the impairment of goodwill allocated to the Marysville reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills pipeline due to increased capacity, higher throughput on the Front Range and Southern Hills pipelines and the Gulf Coast Express pipeline coming online.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.
Segment Gross Margin — Segment gross margin increased $29 million in 2019 compared to 2018, primarily as a result of the following:
•$48 million increase in gas marketing margins due to favorable commodity spreads primarily associated with Guadalupe; and
•$28 million increase as a result of commodity derivative activity as discussed above.
These increases were partially offset by:
•$30 million decrease as a result of lower gas storage margins and 2019 inventory valuation adjustments;
•$12 million decrease due to the sale of our wholesale propane business; and
•$5 million decrease primarily as a result of decreased throughput volumes on other NGL pipelines.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2019 compared to 2018 primarily as a result of higher throughput volumes on the Sand Hills and Southern Hills pipelines due to capacity expansions, partially offset by decreased throughput volumes on other NGL pipelines.
Gas Pipelines Throughput — Gas throughput increased in 2019 compared to 2018 primarily as a result of Gulf Coast Express pipeline coming online in the third quarter.

Results of Operations — Gathering and Processing Segment
The results of operations for our Gathering and Processing segment are as follows:

	Year Ended December 31,			Variance 2019 vs. 2018		Variance 2018 vs. 2017
	2019	2018	2017	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,905	$5,392	$4,943	$(1,487)	(28)%	$449	9%
Transportation, processing and other	395	432	590	(37)	(9)%	(158)	(27)%
Trading and marketing gains (losses), net	19	19	(66)	—	—%	85	*
Total operating revenues	4,319	5,843	5,467	(1,524)	(26)%	376	7%
Purchases and related costs	(2,970)	(4,265)	(4,090)	(1,295)	(30)%	175	4%
Operating and maintenance expense	(664)	(692)	(602)	(28)	(4)%	90	15%
Depreciation and amortization expense	(355)	(346)	(343)	9	3%	3	1%
General and administrative expense	(23)	(19)	(19)	4	21%	—	—%
Asset impairments	(212)	(145)	(48)	67	46%	97	*
Other expense, net	(5)	(6)	—	(1)	(17)%	(6)	*
(Loss) gain on sale of assets, net	(70)	—	34	70	*	(34)	*
Earnings from unconsolidated affiliates (a)	6	8	60	(2)	(25)%	(52)	(87)%
Segment net income	26	378	459	(352)	(93)%	(81)	(18)%
Segment net income attributable to noncontrolling interests	(4)	(4)	(5)	—	—%	(1)	(20)%
Segment net income attributable to partners	$22	$374	$454	$(352)	(94)%	$(80)	(18)%
Other data:
Segment gross margin (b)	$1,349	$1,578	$1,377	$(229)	(15)%	$201	15%
Non-cash commodity derivative mark-to-market	$(49)	$112	$(24)	$(161)	*	$136	*
Natural gas wellhead (MMcf/d) (c)	4,941	4,769	4,531	172	4%	238	5%
NGL gross production (MBbls/d) (c)	417	413	375	4	1%	38	10%
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

Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Total Operating Revenues — Total operating revenues decreased $1,524 million in 2019 compared to 2018, primarily as a result of the following:
•$1,807 million decrease attributable to lower commodity prices, before the impact of derivative activity;
•$286 million decrease primarily as a result of decreased volumes in the Midcontinent region; and
•$37 million decrease in transportation, processing and other.
These decreases were partially offset by:
64

•$606 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the South and Permian regions.
Purchases and Related Costs — Purchases and related costs decreased $1,295 million in 2019 compared to 2018 as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2019 compared to 2018 primarily as a result of decreased base operating costs in the Midcontinent and South regions, partially offset by growth in the North region.
Depreciation and Amortization Expense — Depreciation and amortization expense increased in 2019 compared to 2018 due to growth projects related to our DJ Basin system and accelerated depreciation on certain property, plant and equipment in the Midcontinent region.
General and Administrative Expense — General and administrative expense increased in 2019 compared to 2018 primarily as a result of an insurance credit in 2018.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions. Asset impairments in 2018 relate to property, plant and equipment in the Midcontinent and South regions.
Loss on Sale of Assets, net — The net loss on sale of assets in 2019 represents the sale of non-core assets in the Midcontinent and Permian regions.
Segment Gross Margin — Segment gross margin decreased $229 million in 2019 compared to 2018, primarily as a result of the following:
•$261 million decrease as a result of lower commodity prices.
This decrease was partially offset by:
•$32 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian and South regions, partially offset by lower volumes in the Midcontinent region and lower margins across certain regions.
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
•quarterly distributions to our common unitholders and distributions to our preferred unitholders;
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
Based on current and anticipated levels of operations, we believe we have adequate committed financial resources to conduct our ongoing business, although deterioration in our operating environment could limit our borrowing capacity, impact our credit ratings, raise our financing costs, as well as impact our compliance with the financial covenants contained in the Credit Agreement and the indentures governing our notes.

Senior Notes — On May 10, 2019, we issued $600 million of aggregate principal amount of 5.125% Senior Notes due May 2029, unless redeemed prior to maturity. We received proceeds of $592 million, net of underwriters' fees, related expenses, and unamortized discounts, which we used for general partnership purposes, including the repayment of indebtedness under the Credit Agreement and the funding of capital expenditures. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year.

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

Credit Agreement – On December 9, 2019, we entered into an amendment to our Credit Agreement. The amendment extended the term of the Credit Agreement from December 2022 to December 2024, updated language for new leasing standards and LIBOR transition, and included an increased carve out for the Accounts Receivable Securitization Facility. As of December 31, 2019, we had unused borrowing capacity of $1,185 million, net of $15 million of letters of credit and $200 million borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of February 14, 2020, we had approximately $1,050 million of unused borrowing capacity under the Credit Agreement, net of $15 million of letters of credit and $335 million of borrowings under the Credit Agreement.

Accounts Receivable Securitization Facility – On August 12, 2019, we entered into an amendment to our Securitization Facility to extend the termination date to August 2022. On December 23, 2019, we entered into a second amendment to increase the borrowing capacity of the Securitization Facility from $200 million to $350 million. As of December 31, 2019, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — On November 6, 2019, we issued 65 million unregistered common units to our general partner in exchange for the elimination of its economic general partner interest and incentive distribution rights.
In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. The Senior Notes described above were issued under this registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the year ended December 31, 2019, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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
We had working capital deficits of $713 million and $633 million as of December 31, 2019 and December 31, 2018, respectively, driven by current maturities of long term debt of $603 million and $525 million, respectively. We had a net derivative working capital deficit of $26 million as of December 31, 2019 and surplus of $17 million as of December 31, 2018.
As of December 31, 2019, we had $1 million in cash and cash equivalents, all of which was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017 are presented below. Discussions for the year ended December 31, 2018 vs. December 31, 2017 can be found in our Annual Report on Form 10-K for the year ended December 31, 2018 and should be read in conjunction with the following:

	Year Ended December 31,
	2019	2018	2017
	(millions)
Net cash provided by operating activities	$859	$662	$896
Net cash used in investing activities	$(760)	$(945)	$(391)
Net cash (used in) provided by financing activities	$(99)	$128	$(350)
Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Operating Activities - Net cash provided by operating activities increased $197 million in 2019 compared to the same period in 2018. The changes in net cash provided by operating activities are attributable to our net income adjusted for non-cash charges and changes in working capital as presented in the consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Results of Operations”.
Investing Activities - Net cash used in investing activities decreased $185 million in 2019 compared to the same period in 2018 primarily as a result of proceeds from the sale of our wholesale propane business and other non-core assets in 2019 and lower capital expenditures as the Sand Hills pipeline expansion and construction of the O'Connor 2 facility and associated gathering infrastructure has been completed, partially offset by higher investments in unconsolidated affiliates for the investment in the Gulf Coast Express pipeline, Front Range and Texas Express pipelines, and extension of the Southern Hills pipeline.
Financing Activities - Net cash used in financing activities decreased $227 million in 2019 compared to the same period in 2018 primarily as a result of proceeds from the issuance of preferred limited partner units in 2018 and higher distributions paid to preferred unitholders in 2019, partially offset by lower distributions paid to limited partners and the general partner due to $40 million of IDR givebacks paid in 2018 previously withheld in 2017.
Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
•Sustaining capital expenditures, which are cash expenditures to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Sustaining capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets; and
•Expansion capital expenditures, which are cash expenditures to increase our cash flows, operating or earnings capacity. Expansion capital expenditures include acquisitions or capital improvements (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $90 million and $110 million, and expansion capital expenditures of between $550 million and $650 million. Expansion capital expenditures include the construction of the two fractionators within the Sweeny Hub and the Cheyenne Connector pipeline.
We intend to make cash distributions to our unitholders. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of the cash generated by our operations. As a result, we expect that we will rely upon external financing sources, to fund future acquisitions and capital expenditures.
We expect to fund future capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common
68

unitholders and general partner of $618 million and $658 million during the years ended December 31, 2019 and 2018, respectively.
On January 22, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2020 to unitholders of record on February 3, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on March 16, 2020 to unitholders of record on March 2, 2020. The Series C distribution will be paid on April 15, 2020 to unitholders of record on April 1, 2020.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 16. “Partnership Equity and Distributions” in the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of December 31, 2019, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,546	$880	$1,346	$916	$5,404
Finance lease obligations	28	4	8	7	9
Operating lease obligations	129	27	47	26	29
Purchase obligations (b)	7,195	1,328	2,302	1,756	1,809
Other long-term liabilities (c)	157	—	28	5	124
Total	$16,055	$2,239	$3,731	$2,710	$7,375

(a)Includes interest payments on debt securities that have been issued. These interest payments are $280 million, $496 million, $416 million, and $1,979 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b)Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2019. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c)Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the December 31, 2019 consolidated balance sheet. The table above excludes non-cash obligations as well as $38 million of Executive Deferred Compensation Plan contributions and $10 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of December 31, 2019, we had no items that were classified as off-balance sheet obligations.

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
•viability and performance of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities; and
•in the case of Adjusted EBITDA, the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and finance sustaining capital expenditures.
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

Distributable Cash Flow — We define Distributable Cash Flow as adjusted EBITDA, as defined above, less sustaining capital expenditures, net of reimbursable projects, less interest expense, less income attributable to preferred units, and certain other items. Sustaining capital expenditures are cash expenditures made to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and
71

safety improvements. Sustaining capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets. Income attributable to preferred units represent cash distributions earned by the preferred units. Cash distributions to be paid to the holders of the preferred units assuming a distribution is declared by our board of directors, are not available to common unit holders. Non-cash mark-to-market of derivative instruments is considered to be non-cash for the purpose of computing Distributable Cash Flow because settlement will not occur until future periods, and will be impacted by future changes in commodity prices and interest rates. We compare the Distributable Cash Flow we generate to the cash distributions we expect to pay our partners. Using this metric, we compute our distribution coverage ratio. Distributable Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess our ability to make cash distributions to our unitholders and our general partner.

Our Distributable Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Distributable Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:
72

	Year Ended December 31,
	2019	2018	2017
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income attributable to partners	$17	$298	$229
Interest expense	304	269	289
Income tax (benefit) expense	(1)	3	2
Operating and maintenance expense	728	760	661
Depreciation and amortization expense	404	388	379
General and administrative expense	275	276	290
Asset impairments	247	145	48
Restructuring costs	11	—	—
Loss from financing activities	—	19	—
Other expense, net	8	11	11
Earnings from unconsolidated affiliates	(474)	(370)	(303)
Loss (gain) on sale of assets, net	80	—	(34)
Net income attributable to noncontrolling interests	4	4	5
Gross margin	$1,603	$1,803	$1,577
Non-cash commodity derivative mark-to-market (a)	$(78)	$108	$(28)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$605	$509	$366
Operating and maintenance expense	42	47	41
Depreciation and amortization expense	19	15	14
General and administrative expense	8	12	11
Asset impairments	35	—	—
Other expense, net	3	4	11
Earnings from unconsolidated affiliates	(468)	(362)	(243)
Loss on sale of assets, net	10	—	—
Segment gross margin	$254	$225	$200
Non-cash commodity derivative mark-to-market (a)	$(29)	$(4)	$(4)

Gathering and Processing segment:
Segment net income attributable to partners	$22	$374	$454
Operating and maintenance expense	664	692	602
Depreciation and amortization expense	355	346	343
General and administrative expense	23	19	19
Asset impairments	212	145	48
Other expense, net	5	6	—
Earnings from unconsolidated affiliates	(6)	(8)	(60)
Loss (gain) on sale of assets, net	70	—	(34)
Net income attributable to noncontrolling interests	4	4	5
Segment gross margin	$1,349	$1,578	$1,377
Non-cash commodity derivative mark-to-market (a)	$(49)	$112	$(24)

73

(a)Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Year Ended December 31,
	2019	2018	2017
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$605	$509	$366
Non-cash commodity derivative mark-to-market	29	4	4
Depreciation and amortization expense, net of noncontrolling interest	19	15	14
Distributions from unconsolidated affiliates, net of earnings	44	49	40
Loss on sale of assets, net	10	—	—
Asset impairments	35	—	—
Other expense	—	—	9
Adjusted segment EBITDA	$742	$577	$433

Gathering and Processing segment:
Segment net income attributable to partners	$22	$374	$454
Non-cash commodity derivative mark-to-market	49	(112)	24
Depreciation and amortization expense, net of noncontrolling interest	354	345	342
Asset impairments	212	145	48
Loss (gain) on sale of assets, net	70	—	(34)
Distributions from unconsolidated affiliates, net of earnings	22	22	24
Other expense	6	7	4
Adjusted segment EBITDA	$735	$781	$862

(a) We recognized lower of cost or net realizable value adjustments of $10 million during the year ended December 31, 2019. No lower of cost or net realizable value adjustments were recognized for the year ended December 31, 2018 and lower of cost or net realizable value adjustments of $2 million for the year ended December 31, 2017.

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
74

quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, independent auditor fees, due diligence and acquisition costs, costs associated with the Sarbanes-Oxley Act of 2002, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs, and director compensation.
75

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted commodity prices and volumes), as well as historical and other factors. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. We recorded $35 million of goodwill impairment during the year ended December 31, 2019.

76

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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
Using the impairment review methodology described herein, we recorded a $212 million impairment charge on long-lived assets during the year ended December 31, 2019 when it was determined that the carrying value of certain asset groups were not recoverable or when we determine assets within an asset group will provide no further benefit. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. When evidence of loss in value has occurred, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. We would then evaluate if the impairment is other than temporary.	Our impairment analyses require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. When there is evidence of an other than temporary loss in value, we assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models.	Using the impairment review methodology described herein, we have not recorded any significant impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2019. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on the investee's operations and cash flows.

77

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the end of the contractual settlement period. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2019 would have affected net income by approximately $4 million based on our net derivative position for the year ended December 31, 2019.

78

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
See Note 15, Risk Management and Hedging Activities, of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the accounting for derivative contracts.
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
Commodity prices experienced volatility during 2019, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A decline in commodity prices could result in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our
79

gathering and processing operations. Our positions as of February 14, 2020 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2020 — March 2020	Natural Gas	(35,000) MMBtu/d	NYMEX Final Settlement Price (c)	$2.58-$2.73/MMBtu
April 2020 — December 2020	Natural Gas	(5,000) MMBtu/d	NYMEX Final Settlement Price (c)	$2.58-$2.59/MMBtu
January 2020 — December 2020	NGLs	(10,300) Bbls/d (d)	Mt.Belvieu (b)	$0.18-$0.62/Gal
January 2021 — December 2021	NGLs	(4,245) Bbls/d (d)	Mt.Belvieu (b)	$0.53-$0.60/Gal
January 2020 — December 2020	Crude Oil	(7,197) Bbls/d (d)	NYMEX crude oil futures (a)	$53.69-$64.76/Bbl
January 2021 — February 2022	Crude Oil	(2,534) Bbls/d (d)	NYMEX crude oil futures (a)	$52.47-$57.29/Bbl
(a)     Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(b)     The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) NYMEX final settlement price for natural gas futures contracts.
(d) Average Bbls/d per time period.
Our sensitivities for 2020 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2020, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.
Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$3
Natural gas prices	$0.10	MMBtu	$8
Crude oil prices	$1.00	Barrel	$3
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
80

We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$2
Natural gas prices	$0.10	MMBtu	$1
Crude oil prices	$1.00	Barrel	$2
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

81

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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of December 31, 2019:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

December 31, 2019	Natural Gas	9,210,648	MMBtu	$19	$2.06/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

January 2020 — March 2020	Natural Gas	(18,127,500)	MMBtu	$6	$2.14-$3.11/MMBtu
January 2020	Natural Gas	8,510,000	MMBtu	$—	$2.16-$2.22/MMBtu

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
82

Fair Value of Contracts as of December 31, 2019
Sources of Fair Value	Total	Maturity in 2020
	(millions)
Prices supported by quoted market prices and other external sources	$(44)	$(29)
Prices based on models or other valuation techniques	—	3
Total	$(44)	$(26)

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
Interest Rate Risk
Interest rates on Credit Agreement and Securitization Facility borrowings, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. Additionally, see the risk factor “It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR all together may affect our financing costs in the future.” in Item 1A. Risk Factors.
At December 31, 2019, the effective weighted-average interest rate on our outstanding debt was 5.26%.

83

Item 8. Financial Statements

84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Notes 2, 3 and 13 to the financial statements, the Partnership has changed its method of accounting for leases in the year ended December 31, 2019 due to adoption of Accounting Standards Codification Topic 842 – Leases.
As discussed in Notes 2 and 5 to the financial statements, the Partnership has changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to adoption of Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers.
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

Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Long-Lived Assets - Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
The Partnership periodically evaluates whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. When management determines a recoverability analysis is required this evaluation is based on undiscounted cash flow projections. The development of the Partnership’s undiscounted future cash flow projections requires management to apply judgment in estimating future cash flows, including the impact of future volumes of raw natural gas, or other applicable throughput, that are expected to be produced or delivered by third parties and subsequently gathered, treated, processed, transported and/or stored. If the carrying value is not recoverable, an impairment loss is measured as the excess of the asset group’s carrying value over its fair value.
These analyses resulted in management recording a $212 million impairment charge on long-lived assets during the year-ended December 31, 2019 related to specific asset groups within the Midcontinent and Permian regions. Management estimated the fair value of the respective asset groups using discounted cash flow models by selecting a discount rate reflective of the risk inherent in future cash flows, and applying that discount rate to the cash flow projections. Changes in the assumptions used to estimate the discount rate could have a significant effect on both the fair value of the respective asset group and the related impairment expense.
Given the Partnership’s use of future volumes of raw natural gas, or other applicable throughput, attributable to the respective asset group, which requires management to apply judgment for which there is limited historical data or other objectively verifiable evidence, auditing management’s judgments regarding future volumes of raw natural gas, or other applicable throughput, attributable to the asset group, and the selection of a discount rate, involved especially subjective auditor judgment and an increased extent of effort was required, including the need to utilize our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to future volumes of raw natural gas, or other applicable throughput, attributable to the asset group, and the selection of the discount rate applied to estimated future cash flows, included the following, among others:
•We tested the effectiveness of controls over estimates of future volumes of raw natural gas, or other applicable throughput, attributable to the asset groups, and the selection of the discount rate.
•We evaluated management’s estimates of future volumes by:
–Comparing recent actual results to management’s historical forecasts
–Comparing historical growth rates to future growth rates
–Searching for information provided by, or relating to, the Partnership’s customers
–Researching industry trends specifically in the Permian and Midcontinent regions
–Considering recent historical results, and the impact of unique events or circumstances
–Evaluating forecasted information included in Partnership’s public disclosures for consistency
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Evaluating the appropriateness of the mathematical model used to develop the discount rate
–Recomputing the mathematical accuracy of the calculation of the discount rate
–Evaluating the guideline public companies selected by management and used in the selection discount rate considering the comparability of operations to the Partnership
–Comparing the selected discount rate to discount rate estimates for the industry/location/asset type published by a third-party financial institution
–Developing a range of independent estimates of the discount rate by independently obtaining information to estimate components of the discount rate, including the cost of debt capital, the cost of equity capital, and debt-to-equity ratio
–Comparing the discount rate selected by management with the range of independent estimates
Goodwill - North Reporting Unit — Refer to Notes 2 and 10 to the financial statements
Critical Audit Matter Description
The Partnership evaluates goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership primarily uses a discounted cash flow analysis to perform the assessment of whether the fair value of a reporting unit is less than its carrying value. The discounted cash flow analysis requires management to make key assumptions such as the use of an appropriate discount rate and forecasted volumes. Changes in these assumptions may affect the Partnership’s estimate of future operating results due to the potential impact on operations and cash flows. As of December 31, 2019 the goodwill balance of $159 million was attributable entirely to the North Reporting Unit (“North”), within the Partnership’s Gathering and Processing segment which was determined to be fully recoverable and, therefore, no impairment was recognized.
Performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, with respect to the use of an appropriate discount rate and forecasts of volumes, involved a high degree of auditor judgment and an increased extent of effort was required, including the need to utilize our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasted volumes attributable to North, used by management to estimate its fair value, included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the management’s selection of an appropriate discount rate and forecasted volumes.
•We evaluated the reasonableness of management’s forecasted volumes for North by comparing the forecasts to:
–Historical volumetric measurements.
–Internal communications to management and the Board of Directors.
–Forecasted information included in public disclosures of the Partnership as well as in analyst and industry reports for the Partnership and certain of its peer companies.
–Changes in customer contracting and other related customer specific developments.
–Relationships with forecasts of future prices and how those may drive producer behavior.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Evaluating the appropriateness of the mathematical model used to develop the discount rate
–Recomputing the mathematical accuracy of the calculation of the discount rate
–Evaluating the guideline public companies selected by management and used in the selection of the discount rate considering the comparability of operations to North
–Comparing the selected discount rate to discount rate estimates for the industry/location/asset type published by a third-party financial institution
–Developing a range of independent estimates of the discount rate by independently obtaining information to estimate components of the discount rate, including the cost of debt capital, the cost of equity capital, and debt-to-equity ratio
–Comparing the discount rate selected by management with the range of independent estimates
/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2020

We have served as the Partnership’s auditor since 2004.

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$1

Accounts receivable:
Trade, net of allowance for doubtful accounts of $3 and $3 million, respectively	726	860
Affiliates	138	166
Other	14	7
Inventories	46	79
Unrealized gains on derivative instruments	32	108
Collateral cash deposits	111	34
Other	12	16
Total current assets	1,080	1,271
Property, plant and equipment, net	8,811	9,135
Goodwill	159	231
Intangible assets, net	61	97
Investments in unconsolidated affiliates	3,724	3,340
Unrealized gains on derivative instruments	2	8
Operating lease assets	107	—
Other long-term assets	183	184
Total assets	$14,127	$14,266
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$638	$807
Affiliates	100	96
Other	35	23
Current debt	603	525
Unrealized losses on derivative instruments	58	91
Accrued interest	80	71
Accrued taxes	65	64
Accrued wages and benefits	58	64
Capital spending accrual	28	63
Other	128	100
Total current liabilities	1,793	1,904
Long-term debt	5,321	4,782
Unrealized losses on derivative instruments	20	8
Deferred income taxes	30	32
Operating lease liabilities	88	—
Other long-term liabilities	242	243
Total liabilities	7,494	6,969
Commitments and contingent liabilities (see note 21)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	489	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
General partner	—	107
Limited partners (208,329,928 and 143,317,328 common units authorized, issued and outstanding, respectively)	5,861	6,418
Accumulated other comprehensive loss	(7)	(8)
Total partners’ equity	6,605	7,268
Noncontrolling interests	28	29
Total equity	6,633	7,297
Total liabilities and equity	$14,127	$14,266
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$6,023	$7,764	$6,576
Sales of natural gas, NGLs and condensate to affiliates	1,176	1,610	1,274
Transportation, processing and other	439	489	652
Trading and marketing losses, net	(13)	(41)	(40)
Total operating revenues	7,625	9,822	8,462
Operating costs and expenses:
Purchases and related costs	4,933	7,123	6,308
Purchases and related costs from affiliates	1,089	896	577
Operating and maintenance expense	728	760	661
Depreciation and amortization expense	404	388	379
General and administrative expense	275	276	290
Asset impairments	247	145	48
Other expense, net	8	11	11
Loss (gain) on sale of assets, net	80	—	(34)
Restructuring costs	11	—	—
Total operating costs and expenses	7,775	9,599	8,240
Operating (loss) income	(150)	223	222
Loss from financing activities	—	(19)	—
Earnings from unconsolidated affiliates	474	370	303
Interest expense, net	(304)	(269)	(289)
Income before income taxes	20	305	236
Income tax benefit (expense)	1	(3)	(2)
Net income	21	302	234
Net income attributable to noncontrolling interests	(4)	(4)	(5)
Net income attributable to partners	17	298	229
Series A preferred limited partners' interest in net income	(37)	(37)	(4)
Series B preferred limited partners' interest in net income	(13)	(8)	—
Series C preferred limited partners' interest in net income	(9)	(2)	—
General partner’s interest in net income	(118)	(164)	(164)
Net (loss) income allocable to limited partners	$(160)	$87	$61
Net (loss) income per limited partner unit — basic and diluted	$(1.05)	$0.61	$0.43
Weighted-average limited partner units outstanding — basic and diluted	153.1	143.3	143.3
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(millions)
Net income	$21	$302	$234
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	1	1
Total other comprehensive income	1	1	1
Total comprehensive income	22	303	235
Total comprehensive income attributable to noncontrolling interests	(4)	(4)	(5)
Total comprehensive income attributable to partners	$18	$299	$230
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2019	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
Net income (loss)	37	13	9	(160)	118	—	4	21
Other comprehensive income	—	—	—	—	—	1	—	1
Distributions to unitholders	(37)	(13)	(9)	(447)	(171)	—	—	(677)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Conversion of GP economic interest and IDRs	—	—	—	50	(54)	—	—	(4)
Balance, December 31, 2019	$489	$156	$106	$5,861	$—	$(7)	$28	$6,633
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	General Partner	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2018	$491	$—	$—	$6,772	$154	$(9)	$30	$7,438
Cumulative-effect adjustment	—	—	—	6	—	—	—	6
Net income	37	8	2	87	164	—	4	302
Other comprehensive income	—	—	—	—	—	1	—	1
Issuance of 6,450,000 Series B Preferred Units	—	155	—	—	—	—	—	155
Issuance of 4,400,000 Series C Preferred Units	—	—	106	—	—	—	—	106
Distributions to unitholders	(39)	(7)	(2)	(447)	(211)	—	—	(706)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5)	(5)
Balance, December 31, 2018	$489	$156	$106	$6,418	$107	$(8)	$29	$7,297
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

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(millions)
OPERATING ACTIVITIES:
Net income	21	302	234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	404	388	379
Earnings from unconsolidated affiliates	(474)	(370)	(303)
Distributions from unconsolidated affiliates	540	441	367
Net unrealized losses (gains) on derivative instruments	78	(108)	28
Loss (gain) on sale of assets, net	80	—	(34)
Asset impairments	247	145	48
Loss from financing activities	—	19	—
Other, net	21	15	32
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	170	(55)	(194)
Inventories	9	(11)	4
Accounts payable	(133)	(168)	328
Other assets and liabilities	(104)	64	7
Net cash provided by operating activities	859	662	896
INVESTING ACTIVITIES:
Capital expenditures	(519)	(595)	(375)
Investments in unconsolidated affiliates	(450)	(354)	(148)
Proceeds from sale of assets	209	4	132
Net cash used in investing activities	(760)	(945)	(391)
FINANCING ACTIVITIES:
Proceeds from debt	5,971	5,161	116
Payments of debt	(5,372)	(4,560)	(811)
Costs incurred to redeem senior notes	—	(18)	—
Costs incurred related to conversion of GP economic interest and IDRs	(3)	—	—
Proceeds from issuance of preferred limited partner units, net of offering costs	—	261	487
Distributions to preferred limited partners	(59)	(46)	—
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418
Distributions to limited partners and general partner	(618)	(658)	(545)
Distributions to noncontrolling interests	(5)	(5)	(7)
Debt issuance costs	(13)	(7)	(8)
Net cash (used in) provided by financing activities	(99)	128	(350)
Net change in cash and cash equivalents	—	(155)	155
Cash and cash equivalents, beginning of period	1	156	1
Cash and cash equivalents, end of period	$1	$1	$156
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

1. Description of Business and Basis of Presentation

DCP Midstream, LP, with its consolidated subsidiaries, or “us,” “we,” “our” or the “Partnership” is a Delaware limited partnership formed in 2005 by DCP Midstream, LLC to own, operate, acquire and develop a diversified portfolio of complementary midstream energy assets.
Our Partnership includes our Logistics and Marketing and Gathering and Processing segments. For additional information regarding these segments, see Note 23 - Business Segments.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of December 31, 2019, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
Inventories - Inventories, which consist primarily of NGLs and natural gas, are recorded at the lower of weighted-average cost or net realizable value. Transportation costs are included in inventory.
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

(a)Mark-to-market method - An accounting method whereby the change in the fair value of the asset or liability is recognized in the consolidated statements of operations in trading and marketing gains and losses, net during the current period.
(b)Hedge method - An accounting method whereby the change in the fair value of the asset or liability is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. For cash flow hedges, there is no recognition in the consolidated statements of operations for the effective portion until the service is provided or the associated delivery impacts earnings. For fair value hedges, the change in the fair value of the asset or liability, as well as the offsetting changes in value of the hedged item, are recognized in the consolidated statements of operations in the same category as the related hedged item.
(c)Accrual method - An accounting method whereby there is no recognition in the consolidated balance sheets or consolidated statements of operations for changes in fair value of a contract until the service is provided or the associated delivery impacts earnings.

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
Long-Lived Assets - We periodically evaluate whether the carrying value of long-lived assets, including intangible assets, has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

•significant adverse change in legal factors or business climate;
•a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
•significant adverse changes in the extent or manner in which an asset is used, or in its physical condition;
•a significant adverse change in the market value of an asset; or
•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

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
Leases - Our leasing activity primarily consists of transportation agreements, office space, vehicles, and field equipment. We determine if an arrangement is an operating or finance lease at inception. Right of use assets represent our right to use an underlying asset for the lease term when we control the use of the asset by obtaining substantially all of the economic benefits of the asset and direct the use of the asset. Lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The interest rate used to calculate the present value of lease payments is the rate implicit in the lease when determinable or our incremental borrowing rate. Our incremental borrowing rate is primarily based on our collateralized borrowing rate when such borrowings exist or an estimated collateralized borrowing rate based on independent third party quotes when such borrowings do not exist. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method and amortization of the right of use asset is recognized based on the straight-line method.

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

Revenue Recognition - Our operating revenues are primarily derived from the following activities:

•sales of natural gas, NGLs and condensate;
•services related to gathering, compressing, treating, and processing natural gas; and
•services related to transportation and storage of natural gas and NGLs.

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

Sales of natural gas, NGLs and condensate include physical sales contracts which qualify as financial derivative instruments, and buy-sell and exchange transactions which involve purchases and sales of inventory with the same counterparty that are legally contingent or in contemplation of one another as a single transaction on a combined net basis. Neither of these types of arrangements are contracts with customers within the scope of Financial Accounting Standards Board, or "FASB", Accounting Standards Update, or "ASU", 2014-09 Revenue from Contracts with Customers, or "Topic 606".

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

Our service contracts generally have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our service contracts encompasses a series of distinct services performed on discrete daily quantities of natural gas or NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of goods or services over time to the customer based on daily volumes delivered or stored. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of natural gas or NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided and the uncertainty is resolved. Customers usually pay monthly based on the services performed the previous month.

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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2019, 2018 and 2017. We had significant transactions with affiliates for the years ended December 31, 2019, 2018 and 2017.

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
Equity-Based Compensation - Liability classified equity-based compensation cost is remeasured at each reporting date at fair value, based on the closing security price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.
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
Net Income or Loss per Limited Partner Unit - Basic and diluted net income or loss per limited partner unit, or LPU, is calculated by dividing net income or loss allocable to limited partners, by the weighted-average number of outstanding LPUs during the period using the two-class method. Diluted net income or loss per limited partner unit is computed based on the weighted average number of limited partner units, plus the effect of dilutive potential units, if any, outstanding during the period.

3. Recent Accounting Pronouncements
FASB ASU, 2018-15 “Intangibles - Goodwill and Other - Internal-use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract” or ASU 2018-15 - In August 2018, the FASB issued ASU 2018-15, which aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We adopted this ASU on January 1, 2020 and it did not have a material impact on our consolidated financial statements.
FASB ASU, 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” or ASU 2017-04 - In January 2017, the FASB issued ASU 2017-04, which eliminates Step 2 from the goodwill impairment test. Step 2 required entities to compare the implied fair value of reporting unit goodwill to the carrying value of goodwill. After adoption, entities will perform the goodwill impairment test by comparing the fair value of the reporting unit to the carrying value and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of allocated goodwill. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for goodwill impairment tests with measurement dates after January 1, 2017. We elected to early adopt this standard in the third quarter of 2019 and it did not have a material impact to our consolidated financial statements.
FASB ASU, 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which amends current measurement techniques used to estimate credit losses for financial assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with the option to early adopt for financial statements that have not been issued. We adopted this ASU on January 1, 2020 and it did not have a material impact on our consolidated financial statements.
FASB ASU, 2016-02 “Leases (Topic 842)” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We adopted this ASU on January 1, 2019 using the modified retrospective approach without application to prior periods. We implemented the following practical expedients and policy elections permitted under the new standard: (a) the package of practical expedients allowing us to not reassess whether expired or existing contracts contain a lease, the lease classification for any expired or existing leases and the treatment of initial direct costs for any expired or existing leases, (b) the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements in existing agreements, (c) not recognizing lease assets or liabilities when lease terms are less than twelve months and (d) for agreements that contain both lease and non-lease components, the company combines these components together and accounts for them as a single lease for all asset types.
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

4. Dispositions
On January 30, 2019, we entered into a purchase and sale agreement with NGL Energy Partners LP to sell Gas Supply Resources, our wholesale propane business primarily consisting of seven natural gas liquids terminals in the Eastern United States within our Logistics and Marketing segment for a purchase price of $90 million. Net proceeds received were approximately $103 million due to customary purchase price adjustments and a loss of $9 million was recognized. The transaction closed effective March 1, 2019.
In addition to the sale of Gas Supply Resources, we divested several non-core assets in our Midcontinent and Permian regions. We received proceeds of $106 million and recognized a net loss on sale of assets and businesses of $71 million during 2019.

5. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Year Ended December 31, 2019
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$2,098	$1,734	$(1,525)	$2,307
Sales of NGLs and condensate (a)	4,744	2,171	(2,023)	4,892
Transportation, processing and other	46	395	(2)	439
Trading and marketing (losses) gains, net (b)	(32)	19	—	(13)
Total operating revenues	$6,856	$4,319	$(3,550)	$7,625

	Year Ended December 31, 2018
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$2,325	$1,955	$(1,752)	$2,528
Sales of NGLs and condensate (a)	6,692	3,437	(3,283)	6,846
Transportation, processing and other	57	432	—	489
Trading and marketing (losses) gains, net (b)	(60)	19	—	(41)
Total operating revenues	$9,014	$5,843	$(5,035)	$9,822
(a)   Includes $3,236 million and $4,347 million for the years ended December 31, 2019 and 2018, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $396 million as of December 31, 2019. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of four years as of December 31, 2019. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our consolidated balance sheet.
The following table summarizes changes in contract liabilities included in our consolidated balance sheet:

	December 31,
	2019	2018
	(millions)
Balance, beginning of period	$34	$—
Cumulative effect of implementation of Topic 606	—	36
Additions	1	—
Revenue recognized (a)	(2)	(2)
Balance, end of period	$33	$34
(a) Deferred revenue recognized is included in transportation, processing and other on the consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of December 31, 2019.

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

	Year Ended December 31,
	2019	2018	2017
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$197	$209	$197
General and administrative expense	$189	$187	$182
Restructuring costs	$11	$—	$—
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
Unconsolidated Affiliates
We have entered into 10 to 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, Texas Express Pipeline LLC, or Texas Express, Gulf Coast Express Pipeline, LLC, or Gulf Coast, and Cheyenne Connector. Under the terms of these agreements, which expire between 2028 and 2030, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.
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

Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2019	2018	2017
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1,140	$1,534	$1,172
Purchases and related costs from affiliates	$209	$138	$30
Operating and maintenance and general administrative expenses	$13	$13	$2
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$(2)	$11	$48
Purchases and related costs from affiliates	$27	$35	$43
Operating and maintenance and general administrative expenses	$2	$—	$2
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$38	$65	$54
Transportation, processing, and other to affiliates	$4	$6	$5
Purchases and related costs from affiliates	$853	$723	$504

 We had balances with affiliates as follows:

	December 31, 2019	December 31, 2018
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$117	$145
Accounts payable	$20	$22
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$21	$21
Accounts payable	$78	$72

8. Inventories
Inventories were as follows:

	December 31, 2019	December 31, 2018
	(millions)
Natural gas	$19	$34
NGLs	27	45
Total inventories	$46	$79
We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the consolidated statements of operations. We recognized $10 million of lower of cost or net realizable value adjustments during the year ended December 31, 2019. No lower of cost or net realizable value adjustments were recognized for the year ended December 31, 2018 and lower of cost or net realizable value adjustments of $2 million were recognized for the year ended December 31, 2017.

9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2019	December 31, 2018
		(millions)
Gathering and transmission systems	20 — 50 Years	$8,406	$8,492
Processing, storage and terminal facilities	35 — 60 Years	5,305	5,194
Other	3 — 30 Years	585	568
Finance lease assets	4 - 7 Years	25	—
Construction work in progress		183	470
Property, plant and equipment		14,504	14,724
Accumulated depreciation		(5,693)	(5,589)
Property, plant and equipment, net		$8,811	$9,135
Interest capitalized on construction projects was $13 million, $19 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Depreciation expense was $396 million, $378 million and $367 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2019 (a)	2018 (a)
	(millions)
Balance, beginning of period	140	126
Accretion expense	9	8
Change in ARO estimate	1	6
Dispositions	(9)	—
Balance, end of period	141	140
(a) Asset retirement obligations are included in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statement of operations. Accretion expense for the year ended December 31, 2017 was $8 million.

10. Goodwill and Intangible Assets
We performed our annual goodwill assessment during the third quarter of 2019 at the reporting unit level, which is conducted by assessing whether (i) the components of our operating segments constitute businesses for which discrete financial information is available, (ii) segment management regularly reviews the operating results of those components and (iii) the economic and regulatory characteristics are similar. As a result of our assessment, we concluded that the carrying value of goodwill in the Marysville reporting unit within our Logistics and Marketing segment exceeded its fair value, resulting in an impairment charge of $35 million. The goodwill balance in the North reporting unit within our Gathering and Processing segment was determined to be fully recoverable.
Marysville, our NGL storage business, is experiencing a change in the business as more NGLs are exported through new facilities in the U.S. and Canada or moved on long-haul pipes rather than being stored. As a result, we have lower forecasted storage volumes. The lower forecasted volumes coupled with lower forecasted commodity prices have decreased forecasted cash flows such that, while in excess of asset book value on an undiscounted basis, they were not sufficient to recover the value of allocated goodwill in the Marysville reporting unit.
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

	Year Ended December 31,
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

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,	December 31,
	2019	2018
	(millions)
Gross carrying amount	$145	$410
Accumulated amortization	(84)	(170)
Accumulated impairment	—	(143)
Intangible assets, net	$61	$97

We recorded amortization expense of $8 million, $9 million and $10 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the remaining amortization periods ranged from approximately 2 years to 15 years, with a weighted-average remaining period of approximately 10 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2020	$7
2021	7
2022	7
2023	6
2024	6
Thereafter	28
Total	$61

11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2019	December 31, 2018
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,764	$1,791
DCP Southern Hills Pipeline, LLC	66.67%	738	728
Front Range Pipeline LLC	33.33%	206	175
Gulf Coast Express Pipeline LLC	25.00%	449	146
Texas Express Pipeline LLC	10.00%	101	95
Cheyenne Connector	50.00%	83	—
Mont Belvieu Enterprise Fractionator	12.50%	27	24
Mont Belvieu 1 Fractionator	20.00%	9	10
Discovery Producer Services LLC	40.00%	322	344
Panola Pipeline Company, LLC	15.00%	22	23
Other	Various	3	4
Total investments in unconsolidated affiliates		$3,724	$3,340

The following table represents the excess (deficit) of the carrying amount of the investment over (under) the underlying equity of our investments in unconsolidated affiliates as of December 31, 2019 and 2018:

	Excess (Deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
	December 31, 2019	December 31, 2018
	(millions)
DCP Sand Hills Pipeline, LLC	$619	$634
DCP Southern Hills Pipeline, LLC	139	142
Front Range Pipeline LLC	4	4
Gulf Coast Express Pipeline LLC	1	—
Texas Express Pipeline LLC	3	3
Discovery Producer Services LLC	(13)	(15)

Carrying amounts in excess or deficit of the underlying equity of our unconsolidated affiliates are amortized over the life of the underlying long-lived assets of the affiliate.
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2019	2018	2017
	(millions)
DCP Sand Hills Pipeline, LLC	$287	$223	$148
DCP Southern Hills Pipeline, LLC	77	68	47
Front Range Pipeline LLC	32	24	17
Gulf Coast Express LLC	27	—	—
Texas Express Pipeline LLC	16	19	9
Mont Belvieu Enterprise Fractionator	14	10	13
Mont Belvieu 1 Fractionator	13	16	6
Discovery Producer Services LLC	6	8	61
Other	2	2	2
Total earnings from unconsolidated affiliates	$474	$370	$303
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2019	2018	2017
	(millions)
Statements of operations:
Operating revenue	$1,798	$1,560	$1,397
Operating expenses	$695	$613	$647
Net income	$1,103	$945	$747

	December 31, 2019	December 31, 2018
	(millions)
Balance sheets:
Current assets	$463	$411
Long-term assets	7,546	6,359
Current liabilities	(231)	(424)
Long-term liabilities	(252)	(221)
Net assets	$7,526	$6,125

12. Fair Value Measurement
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

•Counterparty credit valuation adjustments are necessary when the market price of an instrument is not indicative of the fair value as a result of the credit quality of the counterparty. Generally, market quotes assume that all counterparties have near zero, or low, default rates and have equal credit quality. Therefore, an adjustment may be necessary to reflect the credit quality of a specific counterparty to determine the fair value of the instrument. We record counterparty credit valuation adjustments on all derivatives that are in a net asset position as of the measurement date in accordance with our established counterparty credit policy, which takes into account any collateral margin that a counterparty may have posted with us as well as any letters of credit that they have provided.
•Entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability positions with each counterparty. This adjustment takes into account any credit enhancements, such as collateral margin we may have posted with a counterparty, as well as any letters of credit that we have provided. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account our own credit rating, current credit spreads, as well as any change in such spreads since the last measurement date.
•Liquidity valuation adjustments are necessary when we are not able to observe a recent market price for financial instruments that trade in less active markets for the fair value to reflect the cost of exiting the position. Exchange traded contracts are valued at market value without making any additional valuation adjustments and, therefore, no liquidity reserve is applied. For contracts other than exchange traded instruments, we mark our positions to the midpoint of the bid/ask spread, and record a liquidity reserve based upon our total net position. We believe that such practice results in the most reliable fair value measurement as viewed by a market participant.
We manage our derivative instruments on a portfolio basis and the valuation adjustments described above are calculated on this basis. We believe that the portfolio level approach represents the highest and best use for these assets as there are benefits inherent in naturally offsetting positions within the portfolio at any given time, and this approach is consistent with how a market participant would view and value the assets and liabilities. Although we take a portfolio approach to managing these assets and liabilities, in order to reflect the fair value of any one individual contract within the portfolio, we allocate all valuation adjustments down to the contract level, to the extent deemed necessary, based upon either the notional contract volume, or the contract value, whichever is more applicable.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 15 - Risk Management and Hedging Activities.
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
During the year ended December 31, 2019, we recognized impairments of property, plant and equipment and goodwill of $247 million in our consolidated statement of operations as summarized in the table below. Specific asset groups within the Midcontinent and Permian regions had forecasted cash flows that would not be sufficient to recover the carrying value of each such asset group. It was determined that triggering events had occurred due to specific factors that affected the assets including the impact of commodity prices on recently prepared budget forecasts coupled with the impact of reduced capital investments. Management is considering alternative long-term strategies for these assets.

The net book value of the asset groups discussed above exceeded the undiscounted future cash flows from such assets, therefore a fair value calculation was required. Our impairment determinations involved significant assumptions and judgments. We estimated the respective fair values by forecasting the future cash flows over the useful lives of the assets, considering future commodity prices, volumes, operating costs and selecting the discount rate that reflected the risk inherent in future cash flows. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable.
The following table presents the carrying value of assets measured at fair value on a non-recurring basis, by consolidated balance sheet caption as of and for the years ended December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Net Carrying Value	Asset Impairments	Net Carrying Value	Asset Impairments
	(millions)

Property, plant and equipment	$53	$212	$15	$145
Goodwill	—	35	—	—
Total impairments	$53	$247	$15	$145

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$13	$15	$4	$32	$62	$32	$14	$108
Long-term assets:
Commodity derivatives	$1	$1	$—	$2	$4	$2	$2	$8
Current liabilities:
Commodity derivatives	$(15)	$(42)	$(1)	$(58)	$(39)	$(52)	$—	$(91)
Long-term liabilities:
Commodity derivatives	$(2)	$(15)	$(3)	$(20)	$(1)	$(5)	$(2)	$(8)
Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the years ended December 31, 2019 and 2018, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year ended December 31, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings (b)	9	(2)	(1)	(2)
Transfers out of Level 3 (c)	(1)	—	—	1
Settlements	(18)	—	—	—
Ending balance	$4	$—	$(1)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$3	$—	$(1)	$(2)
Year ended December 31, 2018 (a):
Beginning balance	$3	$1	$(13)	$(1)
Net unrealized gains (losses) included in earnings (b)	14	1	(6)	(1)
Settlements	(3)	—	19	—
Ending balance	$14	$2	$—	$(2)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$14	$1	$—	$(1)

(a)There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the years ended December 31, 2019 and 2018.
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

	December 31, 2019
Product Group	Fair Value	Forward Curve Range
	(millions)
Assets
NGLs	$4	$0.17-$1.20	Per gallon
Liabilities
NGLs	$(1)	$0.12-$1.18	Per gallon
Natural gas	$(3)	$1.66-$2.49	Per MMBtu

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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The fair value of borrowings under the Credit Agreement and the Securitization Facility are based on carrying value, which approximates fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2019 and December 31, 2018, the carrying value and fair value of our total debt, including current maturities, were as follows:

	December 31, 2019		December 31, 2018
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,936	$6,130	$5,337	$5,170
(a) Excludes unamortized issuance costs and finance lease liabilities.

13. Leases
We have operating leases for transportation agreements, office space, vehicles, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 21 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our consolidated balance sheet as of December 31, 2019 as follows:

	Location in Consolidated Balance Sheet	As of
		December 31, 2019
		(millions)
Assets
Operating lease assets	Operating lease assets	$107
Finance lease assets	Property, plant and equipment	25
Total right of use assets		132

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$24
Finance lease liabilities	Current debt	3
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$88
Finance lease liabilities	Long-term debt	22
Total lease liabilities		$137
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. Interest on finance lease liabilities is immaterial for the year ended December 31, 2019. The components of lease expense are as follows:

	Location in Consolidated Statement of Operations	Year Ended
		December 31, 2019
		(millions)
Operating lease cost	Operating and maintenance expense	$24
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	1
Variable lease cost	Operating and maintenance expense	7
Short term lease cost	Operating and maintenance expense	5
Total lease cost		$37

Maturities of operating and finance lease liabilities under non-cancelable leases as of December 31, 2019 are as follows:

	Future Minimum Lease Payments as of December 31, 2019
	Operating Leases	Finance Leases
	(millions)
2020	$27	$4
2021	25	4
2022	22	4
2023	17	4
2024	9	3
Thereafter	29	9
Total lease payments	$129	$28
Less imputed interest	(17)	(3)
Total lease liabilities	$112	$25

Minimum rental payments under our various operating leases in the year indicated were as follows as of December 31, 2018:

Future Minimum Rental Payments as of December 31, 2018
(millions)
2019	$22
2020	18
2021	14
2022	9
2023	5
Thereafter	7
Total minimum rental payments	$75
Rental expense totaled $30 million for the year ended December 31, 2018.
Supplemental cash flow information related to leases is as follows:

Year Ended
December 31, 2019
(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25
Operating cash flows from finance leases	1
Right-of-use assets obtained in exchange for operating lease obligations:	$57
Right-of-use assets obtained in exchange for finance lease obligations:	$25

Other information related to operating leases as follows:
Weighted average remaining lease term	7 years
Weighted average discount rate	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	6 years
Weighted average discount rate	3.00%

14. Debt

	December 31, 2019	December 31, 2018
	(millions)
Senior notes:
Issued March 2014, interest at 2.700% payable semi-annually, due April 2019	$—	$325
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	—
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 3.08%, as of December 31, 2019, due December 2024	200	351
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 2.66% as of December 31, 2019, due August 2022	350	200
Fair value adjustments related to interest rate swap fair value hedges (a)	19	21
Unamortized issuance costs	(37)	(30)
Unamortized discount, net	(8)	(10)
Finance lease liabilities	25	—
Total debt	5,924	5,307
Current finance lease liabilities	3	—
Current debt	600	525
Total long-term debt	$5,321	$4,782
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value related to the swaps is being amortized as a reduction to interest expense through 2020 and 2030, the original maturity dates of the debt.

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

Credit Agreement
We are a party to a $1.4 billion unsecured revolving Credit Agreement, which was amended on December 9, 2019. The amendment extended the term of our Credit Facility to December 9, 2024 and reduced the cost. The Credit Agreement also grants us the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million, subject to requisite lender approval. The Credit Agreement may be extended for up to two additional one-year periods subject to requisite lender approval. Loans under the Credit Agreement may be used for working capital and other general partnership purposes including acquisitions.
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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.35% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.35% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.275% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.4 billion revolving credit facility.
As of December 31, 2019, we had unused borrowing capacity of $1,185 million, net of $15 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,185 million as of December 31, 2019. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
Accounts Receivable Securitization Facility
On August 12, 2019 and December 23, 2019, we entered into amendments to the Securitization Facility to extend the term of the facility and increase the borrowing capacity thereunder, respectively. The Securitization Facility provides up to $350 million of borrowing capacity through August 2022 at LIBOR market index rates plus a margin. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.

DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. As of December 31, 2019, DCP Receivables had $728 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.
The maturities of our debt as of December 31, 2019 are as follows:

Debt Maturities
(millions)
2020	$600
2021	500
2022	700
2023	500
2024	200
Thereafter	3,425
Total debt	$5,925

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income (AOCI), until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2019.

Commodity Cash Flow Protection Activities

We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. As of December 31, 2019 our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the first quarter of 2022. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains and (losses), net.

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
•If we were to have an effective event of default under our Credit Agreement that occurs and is continuing, our ISDA counterparties may have the right to request early termination and net settlement of any outstanding derivative liability positions.
•Our ISDA counterparties generally have collateral thresholds of zero, requiring us to fully collateralize any commodity contracts in a net liability position, when our credit rating is below investment grade.
•Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2019, we were not a party to any agreements that would trigger the cross-default provisions.
Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2019, we did not have any individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted.
Collateral
As of December 31, 2019, we had cash deposits of $111 million, included in collateral cash deposits in our consolidated balance sheets. Additionally, as of December 31, 2019, we held letters of credit of $76 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	December 31, 2019			December 31, 2018
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$34	$—	$34	$116	$—	$116
Liabilities:
Commodity derivatives	$(78)	$—	$(78)	$(99)	$—	$(99)
 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2019 and December 31, 2018.

Balance Sheet Line Item	December 31, 2019	December 31, 2018	Balance Sheet Line Item	December 31, 2019	December 31, 2018
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$32	$108	Unrealized losses on derivative instruments — current	$(58)	$(91)
Unrealized gains on derivative instruments — long-term	2	8	Unrealized losses on derivative instruments — long-term	(20)	(8)
Total	$34	$116	Total	$(78)	$(99)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2019:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(3)	$(6)	$1	$(8)
Losses reclassified from AOCI to earnings — effective portion	1	—	—	1
Net deferred (losses) gains in AOCI (ending balance)	$(2)	$(6)	$1	$(7)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)

(a)Relates to Discovery, an unconsolidated affiliate.

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
For the years ended December 31, 2019 and 2018, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations. For the years ended December 31, 2019 and 2018, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2019	2018	2017
	(millions)
Realized gains (losses)	$65	$(149)	$(12)
Unrealized (losses) gains	(78)	108	(28)
Trading and marketing losses, net	$(13)	$(41)	$(40)
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

	December 31, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2020	(2,321,000)	(33,183,400)	(31,383,684)	14,472,500
2021	(802,000)	—	(6,666,433)	3,650,000
2022	(64,000)	—	(9,842)	8,212,500
2023	—	—	—	7,300,000

	December 31, 2018
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2019	(1,619,000)	(40,291,250)	(36,312,499)	(2,165,000)
2020	(204,000)	—	(13,862,378)	3,660,000
2021	—	—	(5,755,322)	(3,650,000)

16. Partnership Equity and Distributions
Preferred Units — The Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. Holders of the Preferred Units have no voting rights except for certain limited protective voting rights set forth in our Partnership Agreement.

Distributions of the Preferred Units are payable out of available cash, are accretive and are cumulative from the date of original issuance of the Preferred Units.

•Distributions on the Series A Preferred Units are payable semiannually in arrears on June 15th and December 15th of each year.

•Distributions on the Series B Preferred Units are payable quarterly in arrears on the 15th day of March, June, September and December of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.

•Distributions on the Series C Preferred Units are payable quarterly in arrears on the 15th day of January, April, July and October of each year to holders of record as of the close of business on the first business day of the month in which the distribution will be made.
Common Units — During the years ended December 31, 2019 and 2018, we issued no common units, pursuant to our at-the-market program. As of December 31, 2019, $750 million of common units remained available for sale pursuant to our at-the-market program.
On November 6, 2019, we entered into an Equity Restructuring Agreement with our general partner. The agreement converted our general partner's interest to a non-economic general partner interest and eliminated incentive distribution rights in exchange for 65 million newly issued, unregistered common units. Prior to the equity restructuring, our general partner was entitled to a percentage of all quarterly distributions equal to its general partner interest of approximately 2% and limited partner interest of 36% as well as an increasing share of available cash as a result of the incentive distribution rights. Distributions allocated to the general partner interest have ceased for distributions paid after the fourth quarter of 2019.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of December 31, 2019.
Definition of Available Cash — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all of our available cash, as defined in the Partnership Agreement, to unitholders of record on the applicable record date, as determined by our general partner. Available cash, for any quarter, consists of all cash and cash equivalents on hand at the end of that quarter:
•less the amount of cash reserves established by our general partner to:
•provide for the proper conduct of our business, including reserves for future capital expenditures and anticipated credit needs;
•comply with applicable law or any debt instrument or other agreement or obligation;
•provide funds to make payments on the Preferred Units; or
•provide funds for distributions to our common unitholders for any one or more of the next four quarters.
•plus, if our general partner so determines, all or a portion of cash and cash equivalents on hand on the date of determination of available cash for the quarter.

Distributions — The following table presents our cash distributions paid in 2019, 2018 and 2017:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
November 14, 2019	$0.78	$155
August 14, 2019	$0.78	$154
May 15, 2019	$0.78	$155
February 14, 2019	$0.78	$154
November 14, 2018	$0.78	$155
August 14, 2018	$0.78	$154
May 15, 2018	$0.78	$155
February 14, 2018	$0.78	$194
November 14, 2017	$0.78	$155
August 14, 2017	$0.78	$134
May 15, 2017	$0.78	$135
February 14, 2017	$0.78	$121

Distributions to Series A Preferred unitholders
December 16, 2019	$36.8750	$19
June 17, 2019	$36.8750	$18
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
December 16, 2019	$0.4922	$4
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4

Distributions to Series C Preferred unitholders
October 15, 2019	$0.4969	$2
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2
17. Equity-Based Compensation

On April 28, 2016, the unitholders of the Partnership approved the 2016 Long-Term Incentive Plan (the “2016 LTIP” and, together with the 2012 LTIP, the “LTIP”). The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates. Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights ("DERs"), unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.

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

Liability classified equity-based compensation expense was $14 million, $11 million and $23 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents the fair value of unvested unit-based awards related to the strategic performance units and phantom units:

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2019 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
SPUs	3	$4	0% - 11%	2
Phantom Units	1 - 3	$4	0% - 11%	2

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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2017	233,311	$44.41
Granted	98,628	$76.38
Forfeited	(18,577)	$50.31
Vested (a)	(98,627)	$58.80
Outstanding at December 31, 2017	214,735	$51.98
Granted	168,160	$36.23
Forfeited	(10,933)	$47.79
Vested (b)	(120,643)	$48.41
Outstanding at December 31, 2018	251,319	$43.33
Granted	222,440	$30.60
Forfeited	(40,348)	$34.95
Vested (c)	(83,054)	$56.80
Outstanding at December 31, 2019	350,357	$33.02	$24.49
Expected to vest	326,044	$33.07	$24.49

(a) The 2015 grants vested at 180%.
(b) The 2016 grants vested at 165%.
(c) The 2017 grants vested at 120%.

The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2017	98,627	$11	$7
Vested or paid in cash in 2018	120,643	$9	$11
Vested or paid in cash in 2019	83,054	$6	$9

Phantom Units - The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2017	207,317	$46.80
Granted	180,337	$59.43
Forfeited	(16,677)	$51.73
Vested	(169,896)	$53.35
Outstanding at December 31, 2017	201,081	$52.18
Granted	242,780	$36.87
Forfeited	(17,696)	$45.35
Vested	(194,459)	$45.16
Outstanding at December 31, 2018	231,706	$42.55
Granted	281,930	$30.52
Forfeited	(43,170)	$34.14
Vested	(171,881)	$40.92
Outstanding at December 31, 2019	298,585	$33.35	$24.49
Expected to vest	282,419	$33.42	$24.49

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2017	169,896	$7	$4
Vested or paid in cash in 2018	194,459	$5	$7
Vested or paid in cash in 2019	171,881	$6	$5

18. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Services, LLC, for which we incur charges under the Services Agreement. All DCP Services, LLC employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in the 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed to the retirement plan, based on years of service. All new employees are automatically enrolled in the 401(k) plan at a 6% contribution level. Employees can opt out of these contribution level or change it at any time. Additionally, DCP Services, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2019, 2018 and 2017, we expensed plan contributions of $31 million, $30 million and $29 million, respectively.

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

19. Net Income or Loss per Limited Partner Unit
Prior to the equity restructuring transaction, we used the two-class method when calculating the net income unit applicable to limited partners, because we had more than one participating security consisting of limited partner common units, general partner units and IDRs. Subsequent to the equity restructuring transaction that occurred on November 6, 2019, our general partner and its IDRs no longer participate in earnings or distributions.

20. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes.

Income tax expense consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(millions)
Current:
State income tax expense	(1)	—	(1)
Deferred:
State income tax benefit (expense)	2	(3)	(1)
Total income tax benefit (expense)	$1	$(3)	$(2)

As of December 31, 2019 and 2018, we had state deferred tax liabilities of $30 million and $32 million, respectively. The state deferred tax liabilities are primarily associated with Texas franchise taxes.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states, primarily Texas. The State of Texas imposes a margin tax that is assessed at 0.75%, of taxable margin apportioned to Texas for each year ended December 31, 2019, 2018 and 2017.

21. Commitments and Contingent Liabilities
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
Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, worker safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases and other air emissions, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.
We make expenditures in connection with environmental matters as part of our normal operations. As of December 31, 2019 and 2018, environmental liabilities included in our consolidated balance sheets as other current liabilities were $3 million and $3 million, respectively. As of December 31, 2019 and 2018, environmental liabilities included in our consolidated balance sheets as other long-term liabilities were $6 million and $8 million, respectively.
The following pending proceedings involve governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect to our results of operations, financial position, or cash flows:

•In 2018, the New Mexico Environment Department (“NMED”) issued two separate Notices of Violation (“NOV”) relating to upset and malfunction event emissions at two of our gas processing plants. Following information exchanges and discussions with NMED regarding the events and the propriety of the alleged violations, in February 2019 we entered into preliminary settlement agreements to resolve the alleged violations under each NOV for administrative penalties approximating $150,000 and $142,000, respectively. We intend to mitigate a portion of each administrative penalty through the implementation of environmentally beneficial projects.

•In 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants that we self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit, in a combined amount expected to be between approximately $375,000 and $460,000. We are still evaluating and holding discussions with CDPHE as to the foregoing amounts and proposed settlement terms.

•In January 2019, CDPHE issued a Compliance Advisory in relation to an improperly configured facility flare meter, which failed to accurately track air emissions from the flare at one of our gas processing plants resulting in the flare exceeding its permitted emissions limits. Following information exchanges and discussions with CDPHE, a resolution was agreed upon in December 2019 that includes DCP completing a project to reduce levels of vapors directed to the flare, amending the air permit, and paying an administrative penalty of approximately $37,000 and making expenditures on an environmentally beneficial project of approximately $148,000.

22. Restructuring Costs

In May 2019, we announced a voluntary separation program which resulted in $11 million of nonrecurring expense for the year ended December 31, 2019. We do not expect to incur any additional expense in relation to the voluntary separation program.

23. Business Segments
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2.
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

The following tables set forth our segment information:

Year Ended December 31, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,856	$4,319	$—	$(3,550)	$7,625
Gross margin (a)	$254	$1,349	$—	$—	$1,603
Operating and maintenance expense	(42)	(664)	(22)	—	(728)
Depreciation and amortization expense	(19)	(355)	(30)	—	(404)
General and administrative expense	(8)	(23)	(244)	—	(275)
Asset impairments	(35)	(212)	—	—	(247)
Other expense, net	(3)	(5)	—	—	(8)
Loss on sale of assets, net	(10)	(70)	—	—	(80)
Restructuring costs	—	—	(11)	—	(11)
Earnings from unconsolidated affiliates	468	6	—	—	474
Interest expense	—	—	(304)	—	(304)
Income tax benefit	—	—	1	—	1
Net income (loss)	$605	$26	$(610)	$—	$21
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$605	$22	$(610)	$—	$17
Non-cash derivative mark-to-market (b)	$(29)	$(49)	$—	$—	$(78)
Non-cash lower of cost or net realizable value adjustments	$10	$—	$—	$—	$10
Capital expenditures	$29	$474	$16	$—	$519
Investments in unconsolidated affiliates, net	$450	$—	$—	$—	$450

Year Ended December 31, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$9,014	$5,843	$—	$(5,035)	$9,822
Gross margin (a)	$225	$1,578	$—	$—	$1,803
Operating and maintenance expense	(47)	(692)	(21)	—	(760)
Depreciation and amortization expense	(15)	(346)	(27)	—	(388)
General and administrative expense	(12)	(19)	(245)	—	(276)
Asset impairments	—	(145)	—	—	(145)
Other expense, net	(4)	(6)	(1)	—	(11)
Loss from financing activities	—	—	(19)	—	(19)
Earnings from unconsolidated affiliates	362	8	—	—	370
Interest expense	—	—	(269)	—	(269)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$509	$378	$(585)	$—	$302
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$509	$374	$(585)	$—	$298
Non-cash derivative mark-to-market (b)	$(4)	$112	$—	$—	$108
Capital expenditures	$8	$570	$17	$—	$595
Investments in unconsolidated affiliates, net	$350	$4	$—	$—	$354

Year Ended December 31, 2017:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$7,757	$5,467	$—	$(4,762)	$8,462
Gross margin (a)	$200	$1,377	$—	$—	$1,577
Operating and maintenance expense	(41)	(602)	(18)	—	(661)
Depreciation and amortization expense	(14)	(343)	(22)	—	(379)
General and administrative expense	(11)	(19)	(260)	—	(290)
Asset impairments	—	(48)	—	—	(48)
Other expense, net	(11)	—	—	—	(11)
Gain on sale of assets, net	—	34	—	—	34
Earnings from unconsolidated affiliates	243	60	—	—	303
Interest expense	—	—	(289)	—	(289)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$366	$459	$(591)	$—	$234
Net income attributable to noncontrolling interests	—	(5)	—	—	(5)
Net income (loss) attributable to partners	$366	$454	$(591)	$—	$229
Non-cash derivative mark-to-market (b)	$(4)	$(24)	$—	$—	$(28)
Non-cash lower of cost or net realizable value adjustments	$2	$—		$—	$2
Capital expenditures	$3	$350	$22	$—	$375
Investments in unconsolidated affiliates, net	$147	$1	$—	$—	$148

	December 31,	December 31,
	2019	2018
	(millions)
Segment long-term assets:
Gathering and Processing	$8,904	$9,058
Logistics and Marketing	3,848	3,661
Other (c)	295	276
Total long-term assets	13,047	12,995
Current assets	1,080	1,271
Total assets	$14,127	$14,266

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
(c)Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets.

24. Supplemental Cash Flow Information

	Year Ended December 31,
	2019	2018	2017
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$258	$259	$290
Cash paid for income taxes, net of income tax refunds	$3	$3	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$45	$99	$58
Other non-cash changes in property, plant and equipment	$(2)	$5	$5
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$84	$—	$—
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$82	$—	$—

25. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2019 and 2018 were as follows:

2019	First	Second	Third	Fourth	Year ended December 31, 2019
	(millions, except per unit amounts)
Total operating revenues	$2,199	$1,798	$1,699	$1,929	$7,625
Operating income (loss)	$33	$76	$(211)	$(48)	$(150)
Net income (loss)	$76	$120	$(177)	$2	$21
Net income attributable to noncontrolling interests	$(1)	$(1)	$(1)	$(1)	$(4)
Net income (loss) attributable to partners	$75	$119	$(178)	$1	$17
Net income (loss) allocable to limited partners	$20	$62	$(228)	$(14)	$(160)
Basic and diluted net income (loss) per limited partner unit	$0.14	$0.43	$(1.59)	$(0.08)	$(1.05)

2018	First	Second	Third	Fourth	Year Ended December 31, 2018
	(millions, except per unit amounts)
Total operating revenues	$2,139	$2,317	$2,759	$2,607	$9,822
Operating income	$53	$34	$66	$70	$223
Net income	$63	$62	$82	$95	$302
Net income attributable to noncontrolling interests	$(1)	$(1)	$(1)	$(1)	$(4)
Net income attributable to partners	$62	$61	$81	$94	$298
Net income allocable to limited partners	$12	$10	$26	$39	$87
Basic and diluted net income per limited partner unit	$0.08	$0.07	$0.18	$0.28	$0.61

26. Supplementary Information - Consolidating Financial Information
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

	Condensed Consolidating Balance Sheets
	December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	878	—	878
Inventories	—	—	46	—	46
Other	—	—	155	—	155
Total current assets	—	—	1,080	—	1,080
Property, plant and equipment, net	—	—	8,811	—	8,811
Goodwill and intangible assets, net	—	—	220	—	220
Advances receivable — consolidated subsidiaries	1,772	2,042	—	(3,814)	—
Investments in consolidated subsidiaries	4,836	8,423	—	(13,259)	—
Investments in unconsolidated affiliates	—	—	3,724	—	3,724
Other long-term assets	—	—	292	—	292
Total assets	$6,608	$10,465	$14,127	$(17,073)	$14,127
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$3	$80	$1,107	$—	$1,190
Current debt	—	600	3	—	603
Advances payable — consolidated subsidiaries	—	—	3,814	(3,814)	—
Long-term debt	—	4,949	372	—	5,321
Other long-term liabilities	—	—	380	—	380
Total liabilities	3	5,629	5,676	(3,814)	7,494
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	6,605	4,838	8,428	(13,259)	6,612
Accumulated other comprehensive loss	—	(2)	(5)	—	(7)
Total partners’ equity	6,605	4,836	8,423	(13,259)	6,605
Noncontrolling interests	—	—	28	—	28
Total equity	6,605	4,836	8,451	(13,259)	6,633
Total liabilities and equity	$6,608	$10,465	$14,127	$(17,073)	$14,127

	Condensed Consolidating Balance Sheets
	December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$1	$—	$1
Accounts receivable, net	—	—	1,033	—	1,033
Inventories	—	—	79	—	79
Other	—	—	158	—	158
Total current assets	—	—	1,271	—	1,271
Property, plant and equipment, net	—	—	9,135	—	9,135
Goodwill and intangible assets, net	—	—	328	—	328
Advances receivable — consolidated subsidiaries	2,452	1,883	—	(4,335)	—
Investments in consolidated subsidiaries	4,818	8,113	—	(12,931)	—
Investments in unconsolidated affiliates	—	—	3,340	—	3,340
Other long-term assets	—	—	192	—	192
Total assets	$7,270	$9,996	$14,266	$(17,266)	$14,266
LIABILITIES AND EQUITY
Accounts payable and other current liabilities	$2	$71	$1,306	$—	$1,379
Current debt	—	325	200	—	525
Advances payable — consolidated subsidiaries	—	—	4,335	(4,335)	—
Long-term debt	—	4,782	—	—	4,782
Other long-term liabilities	—	—	283	—	283
Total liabilities	2	5,178	6,124	(4,335)	6,969
Commitments and contingent liabilities
Equity:
Partners’ equity:
Net equity	7,268	4,821	8,118	(12,931)	7,276
Accumulated other comprehensive loss	—	(3)	(5)	—	(8)
Total partners’ equity	7,268	4,818	8,113	(12,931)	7,268
Noncontrolling interests	—	—	29	—	29
Total equity	7,268	4,818	8,142	(12,931)	7,297
Total liabilities and equity	$7,270	$9,996	$14,266	$(17,266)	$14,266

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$7,199	$—	$7,199
Transportation, processing and other	—	—	439	—	439
Trading and marketing losses, net	—	—	(13)	—	(13)
Total operating revenues	—	—	7,625	—	7,625
Operating costs and expenses:
Purchases and related costs	—	—	6,022	—	6,022
Operating and maintenance expense	—	—	728	—	728
Depreciation and amortization expense	—	—	404	—	404
General and administrative expense	—	—	275	—	275
Asset impairments	—	—	247	—	247
Other expense, net	—	—	8	—	8
Loss on sale of assets, net	—	—	80	—	80
Restructuring costs	—	—	11	—	11
Total operating costs and expenses	—	—	7,775	—	7,775
Operating loss	—	—	(150)	—	(150)
Interest expense, net	—	(293)	(11)	—	(304)
Income from consolidated subsidiaries	17	310	—	(327)	—
Earnings from unconsolidated affiliates	—	—	474	—	474
Income before income taxes	17	17	313	(327)	20
Income tax expense	—	—	1	—	1
Net income	17	17	314	(327)	21
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to partners	$17	$17	$310	$(327)	$17

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$17	$17	$314	$(327)	$21
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	18	18	314	(328)	22
Total comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total comprehensive income attributable to partners	$18	$18	$310	$(328)	$18

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$9,374	$—	$9,374
Transportation, processing and other	—	—	489	—	489
Trading and marketing losses, net	—	—	(41)	—	(41)
Total operating revenues	—	—	9,822	—	9,822
Operating costs and expenses:
Purchases and related costs	—	—	8,019	—	8,019
Operating and maintenance expense	—	—	760	—	760
Depreciation and amortization expense	—	—	388	—	388
General and administrative expense	—	—	276	—	276
Asset impairments	—	—	145	—	145
Other expense, net	—	—	11	—	11
Total operating costs and expenses	—	—	9,599	—	9,599
Operating income	—	—	223	—	223
Loss from financing activities	—	(19)	—	—	(19)
Interest expense, net	—	(268)	(1)	—	(269)
Income from consolidated subsidiaries	298	585	—	(883)	—
Earnings from unconsolidated affiliates	—	—	370	—	370
Income before income taxes	298	298	592	(883)	305
Income tax expense	—	—	(3)	—	(3)
Net income	298	298	589	(883)	302
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to partners	$298	$298	$585	$(883)	$298

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$298	$298	$589	$(883)	$302
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	299	299	589	(884)	303
Total comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total comprehensive income attributable to partners	$299	$299	$585	$(884)	$299

	Condensed Consolidating Statement of Operations
	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Operating revenues:
Sales of natural gas, NGLs and condensate	$—	$—	$7,850	$—	$7,850
Transportation, processing and other	—	—	652	—	652
Trading and marketing losses, net	—	—	(40)	—	(40)
Total operating revenues	—	—	8,462	—	8,462
Operating costs and expenses:
Purchases and related costs	—	—	6,885	—	6,885
Operating and maintenance expense	—	—	661	—	661
Depreciation and amortization expense	—	—	379	—	379
General and administrative expense	—	—	290	—	290
Asset impairments	—	—	48	—	48
Gain on sale of assets, net	—	—	(34)	—	(34)
Other expense, net	—	—	11	—	11
Total operating costs and expenses	—	—	8,240	—	8,240
Operating income	—	—	222	—	222
Interest expense, net	—	(289)	—	—	(289)
Income from consolidated subsidiaries	229	518	—	(747)	—
Earnings from unconsolidated affiliates	—	—	303	—	303
Income before income taxes	229	229	525	(747)	236
Income tax expense	—	—	(2)	—	(2)
Net income	229	229	523	(747)	234
Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
Net income attributable to partners	$229	$229	$518	$(747)	$229

	Condensed Consolidating Statement of Comprehensive Income
	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
Net income	$229	$229	$523	$(747)	$234
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	—	—	1
Other comprehensive income from consolidated subsidiaries	1	—	—	(1)	—
Total other comprehensive income	1	1	—	(1)	1
Total comprehensive income	230	230	523	(748)	235
Total comprehensive income attributable to noncontrolling interests	—	—	(5)	—	(5)
Total comprehensive income attributable to partners	$230	$230	$518	$(748)	$230

	Condensed Consolidating Statement of Cash Flows
	Year Ended December 31, 2019
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(277)	$1,136	$—	$859
INVESTING ACTIVITIES:
Intercompany transfers	680	(159)	—	(521)	—
Capital expenditures	—	—	(519)	—	(519)
Investments in unconsolidated affiliates, net	—	—	(450)	—	(450)
Proceeds from sale of assets	—	—	209	—	209
Net cash provided by (used in) investing activities	680	(159)	(760)	(521)	(760)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(521)	521	—
Proceeds from debt	—	5,821	150	—	5,971
Payments of debt	—	(5,372)	—	—	(5,372)
Costs incurred related to conversion of GP economic interest and IDRs	(3)	—	—	—	(3)
Distributions to preferred limited partners	(59)	—	—	—	(59)
Distributions to limited partners and general partner	(618)	—	—	—	(618)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Debt issuance costs	—	(13)	—	—	(13)
Net cash (used in) provided by financing activities	(680)	436	(376)	521	(99)
Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2018
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(263)	$925	$—	$662
INVESTING ACTIVITIES:
Intercompany transfers	443	(269)	—	(174)	—
Capital expenditures	—	—	(595)	—	(595)
Investments in unconsolidated affiliates, net	—	—	(354)	—	(354)
Proceeds from sale of assets	—	—	4	—	4
Net cash provided by (used in) investing activities	443	(269)	(945)	(174)	(945)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(174)	174	—
Proceeds from debt	—	4,961	200	—	5,161
Payments of debt	—	(4,560)	—	—	(4,560)
Costs incurred to redeem senior notes	—	(18)	—	—	(18)
Proceeds from issuance of preferred limited partner units, net of offering costs	261	—	—	—	261
Distributions to preferred limited partners	(46)	—	—	—	(46)
Distributions to limited partners and general partner	(658)	—	—	—	(658)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Other	—	(6)	(1)	—	(7)
Net cash (used in) provided by financing activities	(443)	377	20	174	128
Net change in cash and cash equivalents	—	(155)	—	—	(155)
Cash and cash equivalents, beginning of period	—	155	1	—	156
Cash and cash equivalents, end of period	$—	$—	$1	$—	$1

	Condensed Consolidating Statements of Cash Flows
	Year Ended December 31, 2017
	Parent Guarantor	Subsidiary Issuer	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(millions)
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$—	$(283)	$1,179	$—	$896
INVESTING ACTIVITIES:
Intercompany transfers	58	1,141	—	(1,199)	—
Capital expenditures	—	—	(375)	—	(375)
Investments in unconsolidated affiliates, net	—	—	(148)	—	(148)
Proceeds from sale of assets	—	—	132	—	132
Net cash provided by (used in) investing activities	58	1,141	(391)	(1,199)	(391)
FINANCING ACTIVITIES:
Intercompany transfers	—	—	(1,199)	1,199	—
Proceeds from debt	—	116	—	—	116
Payments of debt	—	(811)	—	—	(811)
Proceeds from issuance of preferred limited partner units, net of offering costs	487	—	—	—	487
Net change in advances to predecessor from DCP Midstream, LLC	—	—	418	—	418
Distributions to limited partners and general partner	(545)	—	—	—	(545)
Distributions to noncontrolling interests	—	—	(7)	—	(7)
Other	—	(8)	—	—	(8)
Net cash used in financing activities	(58)	(703)	(788)	1,199	(350)
Net change in cash and cash equivalents	—	155	—	—	155
Cash and cash equivalents, beginning of period	—	—	1	—	1
Cash and cash equivalents, end of period	$—	$155	$1	$—	$156

27. Subsequent Events
On January 22, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.78 per common unit. The distribution will be paid on February 14, 2020 to unitholders of record on February 3, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 16, 2020 to unitholders of record on March 2, 2020. The Series C distribution will be paid on April 15, 2020 to unitholders of record on April 1, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated February 21, 2020, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Partnership’s adoption of a new accounting standard related to leases in the year ended December 31, 2019, and the adoption of a new accounting standard related to revenue in the year ended December 31, 2018.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2020

Item 9B. Other Information

Appointment of Certain Officers
On February 17, 2020, Corey Walker, age 42, was appointed as President, Operations of DCP Midstream GP, LLC (the “Company”), which is the general partner of the general partner of DCP Midstream, LP (the “Partnership”).

Prior to joining the Company, Mr. Walker served as Executive Vice President, Americas, Biomaterials and Advanced Technologies for Avantor, Inc., a leading global provider of mission critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries, from June 2018 to February 2020. He previously served as Executive Vice President, Biomaterials and Advanced Technologies at Avantor, Inc. from 2016 through June 2018. Prior to joining Avantor, Inc. in 2016, Mr. Walker acted as Global Vice President of Sperry Drilling Services, a drilling services company, and Multichem global business groups at Halliburton Energy Services, a provider of products and services to the energy industry, from 2013 to 2016, and also led global strategy for the Completion and Production division. Prior to that time, he held a variety of strategic and business unit leadership roles at Dow Chemical, a chemical corporation, leading Dow’s strategic initiatives from 2007 to 2009, specialty acrylic monomer business from 2009 to 2011, specialty adhesives business from 2012 to 2013, as well as hygiene and medical business from 2011 to 2013. From 2001 to 2006, Mr. Walker worked at Dell Computers, a computer technology company, where he held global positions in strategy, sales, and marketing. Mr. Walker holds a B.A. in marketing and business management from Brigham Young University and an M.B.A. from Harvard Business School.

In connection with his employment, Mr. Walker will receive an annual base salary of $425,000. In addition, Mr. Walker will receive an annual short-term cash incentive under DCP Services LLC’s short-term incentive program ("STI") with a target of 75% of his base salary, and an annual grant of phantom common units under the Partnership’s 2016 Long-Term Incentive Plan (the "2016 LTIP") with a target of 250% of his base salary. As compensation for short- and long-term incentives he forfeited with his prior employer, Mr. Walker will receive a lump sum cash payment of $320,000 in March 2020 and an additional grant of restricted phantom units under the 2016 LTIP valued at $3,245,000 that will vest in three years and settle in cash.

There are no arrangements or understandings between Mr. Walker and any other person pursuant to which he was appointed to serve as President, Operations of the Company. Mr. Walker does not have any family relationships with any of the Company’s directors or executive officers and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K of the Exchange Act.
Compensatory Arrangements of Certain Officers

On February 19, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of DCP Midstream, LLC, which owns the Company that is the general partner of the general partner of the Partnership, established compensation levels for named executive officers of the Company (the “NEOs”) for the 2020 fiscal year, to be effective as of March 23, 2020, as shown below:

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen	$730,000	100%	375%	$4,197,500
Sean P. O'Brien	$473,530	75%	245%	$1,988,826
Brent L. Backes	$449,660	65%	140%	$1,371,463
Don A. Baldridge	$425,000	75%	250%	$1,806,250
Corey Walker	$425,000	75%	250%	$1,806,250

The Compensation Committee also established the performance criteria for certain compensation arrangements for the NEOs for the 2020 fiscal year. The performance criteria relate to grants to the NEOs under the 2016 LTIP and awards to the NEOs under the STI.

The 2016 LTIP provides for the grant of cash and common unit-settled phantom units and cash-settled dividend equivalent rights. The phantom units consist of a notional unit based on the fair market value of a common unit of the Partnership. The phantom units will be granted half in restricted phantom units (“RPUs”) that will settle in common units, and half in strategic performance units (“SPUs”) that will settle in cash. RPUs will vest at the end of a three-year vesting period. SPUs will vest in an amount ranging from 0% to 200% depending on the level of achievement, as determined by the Compensation Committee, during a three-year performance period measured equally by (i) distributable cash flow per common unit of the Partnership and (ii) relative total shareholder return of the Partnership as compared to the following peer group:

Antero Midstream Corporation	Genesis Energy, L.P.	Phillips 66 Partners LP
Cheniere Energy, Inc.	Holly Energy Partners, L.P.	Shell Midstream Partners, L.P.
Crestwood Equity Partners LP	Magellan Midstream Partners, L.P.	Summit Midstream Partners, LP
Enable Midstream Partners, LP	MPLX LP	Targa Resources Corp.
EnLink Midstream, LLC	NGL Energy Partners LP	TC PipeLines, LP
EQM Midstream Partners, LP	NuStar Energy L.P.	Western Gas Equity Partners, LP
Equitrans Midstream Corporation	ONEOK, Inc.

The foregoing description of the SPU and RPU grants is qualified in its entirety by reference to the terms of the grant agreements.

The 2020 payout opportunity for STI awards will be based on the level of performance achieved by the Partnership on annual strategic priorities and goals that are substantially the same as those used for the prior fiscal year.

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

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	50	Chairman of the Board, President, Chief Executive Officer, and Director
Sean P. O'Brien	50	Group Vice President and Chief Financial Officer
Brent L. Backes	60	Group Vice President and General Counsel
Don Baldridge	50	President, Operations
Corey Walker	42	President, Operations
Allen C. Capps	49	Director
Fred J. Fowler	73	Director
William F. Kimble	60	Director
Mark Maki	55	Director
Brian Mandell	56	Director
Bill W. Waycaster	81	Director
John Zuklic	52	Director

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

Don Baldridge was appointed President, Operations of DCP Midstream GP, LLC in February 2017. Mr. Baldridge has also been a President of DCP Midstream, LLC overseeing the commercial, marketing, and logistics businesses since March 2013 and before that was Vice President, Natural Gas and NGL Marketing since February 2011. Mr. Baldridge previously served as our Vice President, Business Development from January 2009 until February 2011. Mr. Baldridge joined DCP Midstream, LLC in March 2005. Mr. Baldridge brings more than 25 years of experience in the energy industry, including commercial, trading and business development activities.

Corey Walker was appointed President, Operations of DCP Midstream GP, LLC on February 17, 2020. Mr. Prior to joining DCP Midstream GP, LLC, Mr. Walker served as Executive Vice President, Americas, Biomaterials and Advanced Technologies for Avantor, Inc., a leading global provider of mission critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries, since June 2018. He previously served as Executive Vice President, Biomaterials and Advanced Technologies at Avantor, Inc. from 2016 through June 2018. Prior to joining Avantor, Inc. in 2016, Mr. Walker acted as Global Vice President of Sperry Drilling Services, a drilling services company, and Multichem global business groups at Halliburton Energy Services, a provider of products and services to the energy industry, from 2013 to 2016, and also led global strategy for the Completion and Production division. Prior to that time, he held a variety of strategic and business unit leadership roles at Dow Chemical from 2006 to 2013. Mr. Walker has nearly 20 years of leadership experience in a variety of industries, including energy.

Allen C. Capps was appointed a director of DCP Midstream GP, LLC in August 2016. Mr. Capps has been the senior vice president, corporate development and investment review for Enbridge since June 2019 and prior to that was senior vice president and chief accounting officer since February 2017. Prior to this, Mr. Capps served in a similar capacity as vice president and controller of Spectra Energy since January 2012. From April 2010 until January 2012, Mr. Capps served as Vice President, Business Development, Storage and Transmission, for Union Gas Limited, Spectra Energy’s Canadian natural gas utility, and as Vice President and Treasurer of Spectra Energy from December 2007 to April 2010. Mr. Capps has broad experience in the energy industry having served in various senior level finance and accounting roles since 2003.

Fred J. Fowler was appointed a director of DCP Midstream GP, LLC in March 2015. Mr. Fowler is the former president and chief executive officer of Spectra Energy, retiring from that position in December 2008. Prior to Spectra Energy’s separation from Duke Energy Corporation in December 2006, Mr. Fowler served as group president for Duke Energy’s gas transmission business since April 2006. Prior to that, Mr. Fowler served as president and chief operating officer of Duke Energy Corporation since November 2002. Mr. Fowler began his career in the energy industry in 1968. Mr. Fowler served as vice chairman of the board of directors of TEPPCO Partners, L.P. from March 1998 to February 2003 and as chairman of the board of directors of our General Partner from April 2007 to January 2009. Mr. Fowler currently serves on the boards of directors of Ovintiv Inc. (formerly known as Encana Corp.) and PG&E Corporation.

William F. Kimble was appointed a director of DCP Midstream GP, LLC in June 2015. Mr. Kimble retired in February 2015 from KPMG LLP (“KPMG”), one of the largest audit, tax and advisory services firms in the world. Mr. Kimble served as KPMG’s Office Managing Partner for the Atlanta office and Managing Partner - Southeastern United States, where he was responsible for the firm’s audit, advisory and tax operations from 2009 until his retirement. Mr. Kimble was also responsible for moderating KPMG’s Audit Committee Institute and Audit Committee Chair Sessions. Until his retirement, Mr. Kimble had been with KPMG or its predecessor firm since 1986. During his tenure with KPMG, Mr. Kimble held numerous senior leadership positions, including Global Chairman of Industrial Markets. Mr. Kimble also served as KPMG’s Energy Sector Leader for approximately ten years and was the executive director of KPMG’s Global Energy Institute. Mr. Kimble currently serves on the board of directors of PRGX Global, Inc. and its audit committee and Liberty Oilfield Services Inc. and its audit committee.

Mark Maki was appointed a director of DCP Midstream GP, LLC in July 2018. Mr. Maki has been Senior Vice President & Chief Accounting Officer of Enbridge since June 2019 and prior to that served as Senior Vice President Corporate Planning and Sponsored Vehicles, having assumed that role in May 2018 after serving as Senior Vice President - Finance Business Partners since October 2016. Mr. Maki also served as a director of the general partner of Enbridge Energy Partners, L.P. (“EEP”) and Enbridge Energy Management, L.L.C. (“EEQ”) from October 2010 to December 2018 and as President of both companies from January 2014 to December 2018. Previously, Mr. Maki served as President of EEP and Senior Vice President of EEQ from October 2010 to January 2014 and he served Enbridge as Acting President, Gas Pipelines during 2013. Mr. Maki also previously served as Vice President - Finance of EEP and EEQ from July 2002. Prior to that time, Mr. Maki served as Controller of EEP and EEQ from June 2001, and prior to that, as Controller of Enbridge Pipelines from September 1999. Mr. Maki began his career with Enbridge in 1986.

Brian Mandell was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Mandell has nearly 30 years of oil and gas industry experience serving in various marketing, commercial, and midstream roles. He is currently Executive Vice President, Marketing and Commercial, for Phillips 66. He previously served as Senior Vice President, Commercial, for Phillips 66. Prior to that, he served as Phillips 66's President, Global Marketing, and prior to that, Global Trading Lead, Clean Products, Commercial. Prior to joining Phillips 66 in May 2012, he worked for ConocoPhillips as Manager, U.S. Gasoline Trading since 2011. Previously, Mr. Mandell served in the Commercial NGL group and was named Manager of NGL Trading after working as Manager of Processing Assets and Business Development in 2006. Mr. Mandell began his career with Conoco in 1991 working in various marketing roles.

Bill W. Waycaster was appointed a director of DCP Midstream GP, LLC in June 2015. Mr. Waycaster retired in April 2003 from Texas Petrochemicals LLC (“Texas Petrochemicals”) after working in the hydrocarbon process industries for over 45 years. Mr. Waycaster was President and Chief Executive Officer of Texas Petrochemicals from April 1992 until his retirement. Prior to that, Mr. Waycaster spent 27 years at The Dow Chemical Company (“Dow”) serving as Vice President and General Manager of Hydrocarbons and Energy Resources until he left to join Texas Petrochemicals. Mr. Waycaster held positions at Dow ranging from Project Engineer to Vice President of Business and Asset Management. Mr. Waycaster previously served on the board of directors of the National Petrochemical and Refiners Association, where he served as Chairman of the Petrochemicals Committee and Executive Committee, and also served on the board of directors of the American Chemistry Council. Mr. Waycaster has previously served on the board of directors of each of Destec Energy, Inc. and Enterprise Products GP, LLC.

John Zuklic was appointed a director of DCP Midstream GP, LLC in May 2015. Mr. Zuklic has more than 20 years of oil and gas industry experience serving in various finance and commercial roles. He is currently Vice President and Treasurer of Phillips 66 and, prior to assuming that role in May 2015, was General Manager, Global Commercial Risk and Compliance. Before joining Phillips 66 and assuming the role of Assistant Treasurer in May 2012, Mr. Zuklic worked for ConocoPhillips as Manager, Treasury Services, since 2008. In 2004, he was named Principal Consultant, Treasury, and prior to that he was Director, Midstream Finance, from 2000 to 2004. Prior to joining ConocoPhillips in 2000, Mr. Zuklic worked at BP p.l.c. for five years in various treasury, finance, and commercial positions.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto filed electronically with the SEC or furnished to us and written representations of our directors and executive officers that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2019.

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

Special Committee

The board of directors of our General Partner has a special committee. The special committee, comprised of two or more of our independent directors, is convened on an ad hoc basis upon determination of the board and reviews specific matters that the board believes may involve conflicts of interest, including transactions between us and DCP Midstream, LLC or its affiliates. The special committee determines if the resolution of the conflict of interest is fair and reasonable to us, or on grounds no less favorable to us than generally available from unrelated third parties. The members of the special committee may not be officers or employees of our General Partner or directors, officers or employees of its affiliates. Each of the members of the special committee must meet the independence and experience standards established by the NYSE and the Exchange Act. Any matters approved by the special committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our General Partner of any duties it may owe us or our unitholders.

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

Unitholders or interested parties may communicate with any and all members of our board, or any committee of our board, by transmitting correspondence to one or more directors by name or to the chairman of the board or any committee of the board at the following address: Name of the Director(s), c/o Corporate Secretary, DCP Midstream, 370 17th Street, Suite 2500, Denver, Colorado 80202.

Report of the Audit Committee

The audit committee oversees our financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls over financial reporting. The audit committee operates under a written charter approved by the board of directors. The charter, among other things, provides that the audit committee is responsible for the appointment, compensation, oversight, retention, and termination of the independent auditor. In this context, the audit committee:

•reviewed and discussed quarterly and annual earnings press releases, quarterly unaudited financial statements, and the annual audited financial statements included in this Annual Report on Form 10-K with management and Deloitte & Touche LLP, our independent auditors, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements;
•reviewed with Deloitte & Touche LLP, who are responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles, their judgments as to the quality and acceptability of our accounting principles and such other matters as are required to be discussed with the audit committee under the auditing standards of the Public Company Accounting Oversight Board (PCAOB);
•received the written disclosures and the letter required by PCAOB Ethics and Independence Rules (independence discussions with audit committees) provided to the audit committee by Deloitte & Touche LLP;
•discussed with Deloitte & Touche LLP its independence from management and us and considered the compatibility of the provision of nonaudit service by the independent auditors with the auditors’ independence;
•discussed with Deloitte & Touche LLP the matters required to be discussed by statement on auditing standards No. 16 (PCAOB Auditing Standard No. 16, Communications With Audit Committees, Related Amendments to PCAOB Standards and Transitional Amendments to AU Section 380);
•discussed with our internal auditors and Deloitte & Touche LLP the overall scope and plans for their respective audits. The audit committee meets with the internal auditors and Deloitte & Touche LLP, with and without management present, to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting;
•based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the SEC; and
•approved the reappointment of Deloitte & Touche LLP to serve as our independent auditors based on an annual consideration of, among other factors, the following: their historical and recent performance on our audit, the quality and candor of their communications with the audit committee and management, the depth of expertise of their audit team and the value provided by their national office, the appropriateness of their fees, how effectively they maintained their independence, their tenure as our independent auditors, their knowledge of our operations, accounting policies and practices, and internal control over financial reporting, and external data relating to audit quality and performance by them and their peer firms.

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

We have entered into the Services Agreement with DCP Midstream, LLC pursuant to which, among other matters, DCP Services, LLC makes available its employees who manage and operate our assets and serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. For the year ended December 31, 2019, the NEOs of our General Partner were Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); Brent L. Backes, Group Vice President and General Counsel; Don A. Baldridge, President, Operations; and Brian S. Frederick, Former President, Operations, who departed effective December 31, 2019.

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

Compensation Decisions

All compensation decisions concerning the officers and employees dedicated to our operations and management are made by the compensation committee. The compensation committee’s responsibilities on compensation matters include the following:

•annually review the Partnership’s goals and objectives relevant to compensation of the NEOs;
•annually evaluate the NEO’s performance in light of the Partnership’s goals and objectives, and approve the compensation levels for the NEOs;
•periodically evaluate the terms and administration of short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with the Partnership’s goals and objectives;
•retain and terminate any compensation consultant to assist in the evaluation of compensation for NEOs and for directors who are not officers or employees of the General Partner or its affiliates, or our non-employee directors; and
•periodically review the compensation of our non-employee directors.

Compensation Philosophy

The Partnership’s compensation program is structured to provide the following benefits:

•attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers in our industry;
•motivate executive officers and key management employees to achieve strong financial and operational performance;
•emphasize performance-based compensation, balancing short-term and long-term results; and
•reward individual performance.

Methodology - Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. In 2018, management, on behalf of the compensation committee, engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs for 2019. We consider Mercer to be independent of the Partnership and therefore, the work performed by Mercer does not create a conflict of interest. The Mercer study was based on compensation for a group of peer companies with similar operations obtained from public documents as well as multiple survey sources, including the 2018 Mercer Benchmark Database and the 2018 Mercer Total Compensation Survey for the Energy Sector. The Mercer study was comprised of the following peer companies:

Buckeye Partners, L.P.	MPLX LP
Crestwood Equity Partners LP	NuStar Energy L.P.
Enable Midstream Partners, LP	ONEOK, Inc.
EnLink Midstream Partners, LP	Targa Resources Corp.
Genesis Energy, L.P.	Western Gas Partners, LP
Magellan Midstream Partners, L.P.

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
Components of Compensation
The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) the present value of a grant of phantom units payable in cash upon vesting under the DCP Services, LLC 2008 Long-Term Incentive Plan, or LTIP, which is based on a percentage of annual base salary. Effective March 25, 2019, the base salary, short-term incentive targets, and long-term incentive targets for our NEOs were as follows:

Name and Principal Position	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen, Chairman, President & CEO	$695,000	100%	355%	$3,857,250
Sean P. O'Brien, Group Vice President & Chief Financial Officer	$459,740	75%	225%	$1,838,960
Brent L. Backes, Group Vice President & General Counsel	$436,560	65%	140%	$1,331,508
Don A. Baldridge, President, Operations	$403,650	75%	175%	$1,412,775
Brian S. Frederick, Former President, Operations	$402,220	75%	175%	$1,407,770

In allocating compensation among these components, we believe a significant portion of the compensation of the NEOs should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the Mercer study and considered each component of compensation as described below.
Base Salary - Base salaries for NEOs are determined based upon individual performance, levels of responsibility, skills and experience, and comparisons to the salaries of individuals in similar positions obtained from the Mercer study. The goal of the base salary component is to compensate NEOs at a level that approximates the median salaries of individuals in comparable positions at comparably sized companies in our industry.
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
Short-Term Cash Incentive - Under the STI plan, annual cash incentives are provided to executives to promote the achievement of our performance objectives. Target incentive opportunities for executives under the STI are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation at the market median for executive officers in comparable positions when target performance is achieved, below the market median when performance is less than target and above the market median when performance exceeds target. The Mercer study was used to determine the competitiveness of the incentive opportunity for comparable positions. STI payments generally occur in March of each year for the prior fiscal year’s performance.
The 2019 STI objectives were initially designed and proposed by our Chairman of the Board, President, and CEO and subsequently approved by the compensation committee. All STI objectives are tied to the performance of the Partnership and are subject to change each year based on annual strategic priorities and goals. The 2019 objectives comprising the total STI opportunity for the NEOs are described below.
Financial objectives (65% of total STI):

•Distributable Cash Flow. An objective intended to capture the annual amount of cash that is available for the quarterly distributions to our unitholders. For this objective, we established a range of performance from a minimum of $700 million to a maximum of $800 million.
•Constant Price Cash Generation. An objective intended to capture the cash generated from operations for the Partnership excluding the effect of commodity prices. For this objective, we established a range of performance from a minimum of $1,085 million to a maximum of $1,187 million.
•Cost. An objective intended to capture the ongoing operating and general and administrative costs of the Partnership. For this objective, we established a range of performance from a minimum of $1,015 million to a maximum of $945 million.

Operational objectives (20% of total STI):

•Operations/ICC Transformation. An objective intended to measure our transformative efforts to create a platform for optimizing the operation of our assets and leveraging the capabilities of our Integrated Collaboration Center (ICC).
•Commercial Transformation. An objective to drive the establishment of a scalable commercial platform that enables us to capture additional margin and cost synergies and to enhance the experience of our customers.
•Finance Transformation. An objective measuring improvements in forward looking analysis of the business as well as timeliness and efficiencies in financial processes.

Safety & Environmental Objectives (15% of total STI):

•Total Recordable Injury Rate (TRIR). An objective of both employee and contractor incident rates covering the assets of the Partnership. For this objective, the maximum level of performance is a TRIR of 0.23 and the minimum level of performance is a TRIR of 0.51.
•Process Safety Event Rate (PSE Rate). An objective using Tier 1 and 2 process safety events covering the assets of the Partnership. For this objective, the maximum level of performance is a PSE Rate of 0.83 and a minimum level of performance is a PSE Rate of 1.55.
•Total Emissions. An objective of air emissions, natural gas vented or flared, covering the assets of the Partnership. For this objective, we have established certain levels of emissions at such assets.

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
Early in 2020, management prepared a report on the achievement of the Partnership objectives during 2019. These results were then reviewed and approved by the compensation committee. The level of performance achieved in 2019 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
Distributable Cash Flow	Between Target & Maximum
Constant Price Cash Generation	At Maximum
Cost	Between Minimum & Target
Operations/ICC Transformation	Between Target & Maximum
Commercial Transformation	Between Target & Maximum
Finance Transformation	Between Target & Maximum
Total Recordable Injury Rate (TRIR)	Between Target & Maximum
Process Safety Event Rate (PSE Rate)	Between Minimum & Target
Total Emissions	Below Minimum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under the LTIP, phantom units, which are notional units based on the fair market value of our common units, are issued where half of such phantom units are strategic performance units, or SPUs, and half are restricted phantom units, or RPUs. The SPUs will vest at a multiple based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period, and will settle in cash. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period, or earlier in the case of death, disability, retirement, or layoff. Our RPUs have historically settled in cash; however, starting with 2020 grants, RPUs will be settled through the issuance of common units. The SPU and RPU awards are granted annually with a three-year Performance Period and Vesting Period, respectively. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.
For 2019, the SPUs had the following two performance measures: (1) three-year distributable cash flow, or DCF, as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” per common unit of the Partnership over the Performance Period, which DCF per common unit will be determined using our 2021 financial statements; and (2) relative total shareholder return, or RTSR, defined as total shareholder return of the Partnership over the three-year Performance Period relative to the following peer group:

Andeavor Logistics LP	Equitrans Midstream Corporation	Phillips 66 Partners LP
Antero Midstream Corporation	Genesis Energy, L.P.	SemGroup Corporation
Buckeye Partners, L.P.	Holly Energy Partners, L.P.	Shell Midstream Partners, L.P.
Cheniere Energy, Inc.	Magellan Midstream Partners, L.P.	Summit Midstream Partners, LP
Crestwood Equity Partners LP	MPLX LP	Tallgrass Energy, LP
Enable Midstream Partners, LP	NGL Energy Partners LP	Targa Resources Corp.
EnLink Midstream, LLC	NuStar Energy L.P.	TC PipeLines, LP
EQM Midstream Partners, LP	ONEOK, Inc.	Western Gas Equity Partners, LP
Half of the SPUs will be measured against the DCF per common unit performance measure and the other half will be measured against the RTSR performance measure. The compensation committee believes in utilizing the DCF per common unit of the Partnership, which is a liquidity and performance measure that reflects our ability to make cash distributions to our unitholders, and RTSR, which reflects our performance as compared to a group of representative companies that investors use to assess our relative performance, because they measure management’s effectiveness and directly align the performance of the NEOs with the success of the Partnership. We believe these performance measures provide management with appropriate incentives for our disciplined and steady growth and execution of our strategic priorities.
SPU and RPU awards include the right to receive dividend equivalent rights, or DERs, during the Performance Period or Vesting Period, as applicable, based on the number of phantom common units granted. The DERs on the SPUs are paid in cash when SPUs are settled at the end of the Performance Period and the DERs on the RPUs are paid quarterly in cash during the Vesting Period. The amount paid on the DERs is equal to the quarterly distributions actually paid on the underlying common units during the Performance Period and the Vesting Period on the number of SPUs earned or RPUs granted, respectively.
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
Unit Ownership Guidelines - In order to further align the interests of our officers with the interests of our unitholders, we have adopted guidelines that our officers beneficially own common units having a value as set forth in the table below. Officers are expected to reach this guideline within five years of becoming subject to the guidelines and to maintain such minimum ownership level during the tenure of their position. The following table sets forth the ownership guidelines for our named executive officers:

Position	Multiple of Base Salary
CEO	5x
All other NEOs	3x
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
Miscellaneous Compensation - Executive officers are eligible to participate in a non-qualified deferred compensation program. Executive officers can defer up to 75% of their base salary, up to 90% of their STI and up to 100% of their LTIP or other compensation. Executive officers elect either to receive amounts contributed during specific plan years as a lump sum at a specific date, subject to Internal Revenue Service rules, as an annuity (up to five years) at a specific date, subject to Internal Revenue Service rules, or in a lump sum or annual annuity (over three to ten years) at termination.
Within the non-qualified deferred compensation program is a non-qualified, defined contribution retirement plan in which benefits earned under the plan are attributable to compensation in excess of the annual compensation limits under Section 401(k) of the Code. Under this part of the plan, we contribute up to 13% of annual compensation, as defined by the plan, to the non-qualified deferred compensation program.
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

Board of Directors Report on Compensation
Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman of the Board, President, and Chief Executive Officer of the General Partner and the Group Vice President and Chief Human Resources Officer of DCP Midstream, LLC. In addition, we engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2019.
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
Board of Directors
Wouter T. van Kempen (Chairman)
Allen C. Capps
Fred J. Fowler
William F. Kimble
Mark Maki
Brian Mandell
Bill W. Waycaster
John Zuklic

The following tables and accompanying narrative disclosures provide information regarding compensation of our named executive officers, or NEOs, as of December 31, 2019.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers of our General Partner for the services they provided to our business:

Name and Principal Position	Year	Salary	LTI Awards (a)	Non-Equity Incentive Plan Compensation (b)	All Other Compensation (c)		Total
Wouter T. van Kempen, Chairman of the Board, President and Chief Executive Officer
	2019	$691,742	$2,467,198	$1,003,026	$925,285		$5,087,251
	2018	$679,292	$1,877,950	$1,039,657	$650,366		$4,247,265
	2017	$664,250	$1,506,735	$1,074,511	$442,250		$3,687,746

Sean P. O’Brien, Group Vice President and Chief Financial Officer
	2019	$453,846	$1,034,276	$493,558	$463,715		$2,445,395
	2018	$428,117	$875,653	$540,568	$306,141		$2,150,479
	2017	$398,550	$662,999	$451,295	$204,895		$1,717,739

Brent L. Backes, Group Vice President and General Counsel
	2019	$433,135	$611,135	$449,053	$345,702		$1,839,025
	2018	$420,518	$593,418	$418,341	$296,270		$1,728,547
	2017	$408,538	$576,480	$429,562	$215,903		$1,630,483

Don A. Baldridge, President, Operations
	2019	$399,975	$706,663	$434,973	$377,289		$1,918,900
	2018	$386,338	$682,430	$487,815	$245,738		$1,802,321
	2017	$373,438	$469,399	$392,655	$175,427		$1,410,919

Brian S. Frederick, Former President, Operations (d)
	2019	$402,220	$703,602	$437,414	$913,653	(e)	$2,456,889
	2018	$399,065	$704,141	$366,461	$251,846		$1,721,513
	2017	$387,673	$489,116	$407,623	$172,112		$1,456,524

(a) The amounts in this column reflect the grant date fair value of strategic performance units, or SPUs, and restricted phantom units, or RPUs granted under the LTIP, and are computed in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”, or ASC 718. SPU awards are subject to performance conditions and the amounts shown are for target performance because target is the probable outcome. For SPUs granted in 2019, the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value payable on the SPUs based on the 2019 grant date fair value, assuming the SPUs vested at the highest level of performance conditions, would be $2,467,198 for Wouter T. van Kempen, $1,034,276 for Sean P. O’Brien, $611,135 for Brent L. Backes, $706,663 for Don A. Baldridge, and $703,602 for Brian S. Frederick.
(b) Includes amounts payable under the STI Plan, including any amounts voluntarily deferred into the nonqualified deferred compensation plan. These amounts are expected to be paid in March 2020.
(c) Includes DERs, Partnership contributions to the defined contribution plan and Partnership contributions to the nonqualified deferred compensation plan, as described in more detail below.
(d) Mr. Frederick departed effective December 31, 2019.
(e) Includes $603,330 of severance and $15,547 of unused vacation payments in connection with Mr. Frederick’s departure effective December 31, 2019. In connection with his departure, Mr. Frederick also received vesting of outstanding RPUs issued under the 2008 LTIP, that had been held by Mr. Frederick for at least one year, with a value of $503,720, which amount is excluded from the "Summary Compensation Table" and shown in the "Stock Awards Vested" table.

All Other Compensation

“All Other Compensation” in the summary compensation table includes the following for 2019:

Name	Company contributions to defined contribution plans	Company contributions to nonqualified deferred compensation program	DERs	Severance payments		Total
Wouter T. van Kempen	$30,800	$407,085	$487,400	$—		$925,285
Sean P. O’Brien	$30,800	$219,430	$213,485	$—		$463,715
Brent L. Backes	$33,600	$170,322	$141,780	$—		$345,702
Don A. Baldridge	$30,800	$192,558	$153,931	$—		$377,289
Brian S. Frederick	$36,400	$135,968	$122,408	$618,877	(a)	$913,653
(a) Includes $603,330 of severance and $15,547 of unused vacation payments in connection with Mr. Frederick’s departure effective December 31, 2019.
Grants of Plan-Based Awards
Following are the grants of plan-based awards to the NEOs during the year ended December 31, 2019:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date (b)	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)		Maximum (#)	Grant Date Fair Value of LTIP Awards ($)
Wouter T. van Kempen	N/A	$—	$691,742	$1,383,485	—	—		—	$—
SPUs		$—	$—	$—	—	40,290		80,580	$1,233,599
RPUs		$—	$—	$—	40,290	40,290		40,290	$1,233,599
Sean P. O’Brien	N/A	$—	$340,385	$680,770	—	—		—	$—
SPUs		$—	$—	$—	—	16,890		33,780	$517,138
RPUs		$—	$—	$—	16,890	16,890		16,890	$517,138
Brent L. Backes	N/A	$—	$281,538	$563,076	—	—		—	$—
SPUs		$—	$—	$—	—	9,980		19,960	$305,568
RPUs		$—	$—	$—	9,980	9,980		9,980	$305,568
Don A. Baldridge	N/A	$—	$299,981	$599,963	—	—		—	$—
SPUs		$—	$—	$—	—	11,540		23,080	$353,332
RPUs		$—	$—	$—	11,540	11,540		11,540	$353,332
Brian S. Frederick	N/A	$—	$301,665	$603,330	—	—		—	$—
SPUs		$—	$—	$—	—	3,827	(c)	7,654	$351,801
RPUs		$—	$—	$—	11,490	11,490		11,490	$351,801
(a) Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.
(b) Grant Date is not applicable with respect to Non-Equity Incentive Plan Awards. The SPUs awarded on January 1, 2019 under the LTIP will vest in their entirety on December 31, 2021 if the specified performance conditions are satisfied or, if minimum levels of performance are not met, then the payout may be zero. The RPUs awarded on January 1, 2019 under the LTIP will vest in their entirety on December 31, 2021 if the NEO is still employed by DCP Services, or earlier in the case of death, disability, retirement or layoff.
(c) Units reflect contingently vested SPUs awarded in 2019, net of forfeiture of 7,663 units triggered by his departure effective December 31, 2019.

Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the NEOs as of December 31, 2019:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
Wouter T. van Kempen	198,720	$5,441,918
Sean P. O’Brien	86,970	$2,386,297
Brent L. Backes	36,360	$1,055,068
Don A. Baldridge	62,910	$1,730,362
Brian S. Frederick (c)	20,616	$609,649
(a) SPUs awarded in 2018 and 2019 vest in their entirety over a range of 0% to 200% on December 31, 2020 and 2021, respectively, if the specified performance conditions are satisfied. RPUs awarded in 2018 and 2019 vest in their entirety on December 31, 2020 and 2021, respectively, if still employed. To determine the outstanding awards, the calculation of the number of SPUs that are expected to vest is based on assumed performance of 200% as the previous fiscal year performance has exceeded target performance.
(b) Value calculated based on the closing price on the NYSE on December 31, 2019 of our common units of $24.49. The disclosed value includes distribution equivalents earned but not vested as of December 31, 2019 with respect to SPUs awarded in 2018 and 2019. Distribution equivalents accrued in 2019 on outstanding SPUs are also reported within “All Other Compensation” in the Summary Compensation Table.
(c) Outstanding units reflect contingently vested SPUs awarded in 2018 and 2019, net of forfeiture of 10,912 units triggered by his departure effective December 31, 2019.

Stock Awards Vested

Following are the stock awards vested for the NEOs for the year ended December 31, 2019:

	Stock Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting (a)
Wouter T. van Kempen	28,090	$2,118,908
Sean P. O’Brien	12,359	$931,849
Brent L. Backes (b)	15,658	$713,142
Don A. Baldridge	8,756	$661,035
Brian S. Frederick (c)	30,336	$1,190,731
(a) Value calculated based on the average closing prices on the NYSE for the last 20 trading days in 2019 of our common units of $23.74, Enbridge’s common stock of $38.92, and Phillips 66’s common stock of $112.55. The disclosed value includes distribution equivalents accrued as of December 31, 2019 with respect to SPUs awarded in 2017 and distribution equivalents paid in 2019 on RPUs awarded in 2017, 2018 and 2019. The distribution equivalents attributable to 2019 for such SPUs, and the distribution equivalents attributable to all of such RPUs, are also reported within “All Other Compensation” in the Summary Compensation Table.
(b) Includes 9,980 units that vested on December 31, 2019 due to his retirement eligibility, the value of which is based on the closing price on the NYSE on December 31, 2019 of our common units of $24.49.
(c) Includes 21,220 units that vested on December 31, 2019 due to his departure, the value of which is based on the average closing price on the NYSE for the last 20 trading days in 2019 of our common units of $23.74.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the NEOs for the year ended December 31, 2019:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2019 (d)
Wouter T. van Kempen	$279,158	$407,085	$176,768	$—	$3,467,264
Sean P. O’Brien	$249,899	$219,430	$47,903	$(250,145)	$974,912
Brent L. Backes	$77,964	$170,322	$174,959	$(88,160)	$3,423,430
Don A. Baldridge	$138,922	$192,558	$90,911	$—	$1,589,247
Brian S. Frederick	$52,289	$135,968	$404,757	$—	$2,916,450
(a) These amounts are included in the Summary Compensation Table for the year 2019 as follows: $77,964 for Mr. Backes and $52,289 for Mr. Frederick.
(b) These amounts are included in the Summary Compensation Table for the year 2019.
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
As noted above, the SPUs, RPUs and the related dividend equivalent rights, or DERs, will become payable to executive officers under certain circumstances related to termination. When an employee terminates employment, they are entitled to a cash payment for the amount of unused vacation hours at the date of their termination. Retirement eligible employees who provide at least 30 days' notice of retirement are entitled to a cash payment for the amount of earned but unused vacation hours plus unearned vacation hours for the year of retirement.
In the event of a change in control, the disposition of SPUs, RPUs and the related DERs will be determined by the board of directors of DCP Midstream, LLC. There are no formal plans for severance in the event of a change in control.

The following table presents payments in the event of retirement, death, or disability, as may be applicable, as of the last business day of 2019:

	2019 STI	2017 LTI	Accelerated LTIP	Total
Wouter T. van Kempen	$1,003,026	$1,877,304	$2,450,925	$5,331,255
Sean P. O’Brien	$493,558	$826,028	$1,080,834	$2,400,420
Brent L. Backes (a)	$449,053	$718,188	$684,573	$1,851,814
Don A. Baldridge	$434,973	$584,723	$789,292	$1,808,988
Brian S. Frederick (b)	$437,414	$609,465	$800,793	$1,847,672
(a) Mr. Backes is retirement eligible.
(b) Amounts reflect actual payments made and/or payable in connection with Mr. Frederick’s departure effective December 31, 2019.

The following table presents payments in the event of termination for reasons other than cause as of the last business day of 2019:

	Severance	Other		Total
Wouter T. van Kempen	$1,042,500	$—		$1,042,500
Sean P. O’Brien	$459,740	$—		$459,740
Brent L. Backes	$436,560	$—		$436,560
Don A. Baldridge	$403,650	$—		$403,650
Brian S. Frederick (a)	$603,330	$25,000	(b)	$628,330
(a) Amounts reflect actual payments made and/or payable in connection with Mr. Frederick’s departure effective December 31, 2019.
(b) Mr. Frederick is eligible to receive up to $25,000 as reimbursement for executive level outplacement assistance and tuition for courses on corporate boards.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Wouter T. van Kempen, the Chairman of the Board, President, and CEO of our General Partner:

For 2019, our last completed fiscal year, the median of the annual total compensation of all employees of our company (other than our CEO) was $122,270 and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,087,251. Based on this information, for 2019, Mr. van Kempen’s total annual compensation was 42 times that of the median of the annual total compensation of all employees.

To identify the median of the annual total compensation of all our employees (other than our CEO), as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•We determined that, as of December 31, 2019, our employee population consisted of approximately 2,250 individuals with all of these individuals located in the United States (as reported in Item 1, Business, in this Annual Report on Form 10-K). This population consisted of our full-time, part-time, and temporary employees.
•To identify the "median employee" from our employee population, we compared the 2019 earnings eligible in the short-term incentive plan plus the short-term incentive earned in 2018 that was paid in 2019 as reflected in our payroll records for 2019. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the "median employee."
•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2019.
•Once we identified our median employee, we combined all of the elements of such employee’s total compensation for 2019.

•With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table above.

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

For 2019, the board approved an annual compensation package for non-employee directors, consisting of an annual $90,000 cash retainer and an annual grant of common units that approximate $100,000 of value on the date of grant. Chairpersons of committees of the board received an additional annual cash retainer of $20,000. All cash retainers were paid on a quarterly basis in arrears. Directors did not receive additional fees for attending meetings of the board or its committees. The directors were reimbursed for out-of-pocket expenses associated with their membership on the board of directors.

Unit Ownership Guidelines - In order to further align the interests of our non-employee directors with the interests of our unitholders, we have adopted guidelines that our non-employee directors beneficially own common units having a value of at least a 3x multiple of the annual cash retainer. Non-employee directors are expected to reach this guideline within five years of becoming a director and to maintain such minimum ownership level during the tenure of the directorship.

The following table sets forth the compensation earned by the General Partner’s non-employee directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Unit Awards (a)	Total
Fred J. Fowler	$90,000	$99,540	$189,540
William F. Kimble (b)	$110,000	$99,540	$209,540
Bill W. Waycaster (c)	$110,000	$99,540	$209,540
(a) The amounts in this column reflect the grant date fair value of common unit awards computed in accordance with ASC 718.
(b) Mr. Kimble earned an additional $20,000 in fees as the audit committee chair.
(c) Mr. Waycaster earned an additional $20,000 in fees as the special committee chair.
Each director is entitled to be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2019, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, determined all elements of compensation for our NEOs. Only Mr. van Kempen was a director and a NEO of our General Partner. Further Mr. van Kempen is a non-voting member of the board of directors of DCP Midstream, LLC; however, he is not a member of the compensation committee thereof, nor did he participate in deliberations of such board with regard to his own compensation. During 2019, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the board of directors of DCP Midstream, LLC, or the compensation committee of the board of directors of DCP Midstream, LLC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The following table sets forth the beneficial ownership of our common units and Preferred Units for:
•each person known by us to be the beneficial owner of more than 5% of our common units;
•each director of DCP Midstream GP, LLC;
•each NEO of DCP Midstream GP, LLC; and
•all directors and executive officers of DCP Midstream GP, LLC as a group.
The percentage of total common units beneficially owned is based on 208,329,928 outstanding common units and the percentage of Series A Preferred Units beneficially owned is based on 500,000 outstanding Series A Preferred Units as of February 14, 2020. None of the named beneficial owners set forth in the table below owns any of the 6,450,000 outstanding Series B Preferred Units or any of the 4,400,000 outstanding Series C Preferred Units as of February 14, 2020.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
DCP Midstream, LLC (b)	117,762,526	56.5%	—	—
DCP Midstream GP, LP (c)	66,887,618	32.1%	—	—
ALPS Advisors, Inc. (d)	10,776,659	5.2%	—	—
Wouter T. van Kempen	2,540	*	750	*
Sean P. O'Brien	—	—	—	—
Brent L. Backes	10,406	*	150	*
Don Baldridge	10,689	*	50	*
Corey Walker	—	*	—	—
Allen C. Capps	—	—	—	—
Fred J. Fowler	37,000	*	—	—
William F. Kimble	12,900	*	—	—
Mark Maki	—	—	—	—
Brian Mandell	—	—	—	—
Bill W. Waycaster	12,900	*	—	—
John Zuklic	—	—	—	—
All directors and executive officers as a group (12 persons)	86,435	*	950	*
_____________
* Less than 1%.
(a)Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.
(b)Includes 50,874,908 common units directly held by DCP Midstream, LLC and 66,887,618 common units directly held by DCP Midstream GP, LP. DCP Midstream, LLC is the sole member of DCP Midstream GP, LLC, which is the general partner of DCP Midstream GP, LP, and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.
(c)DCP Midstream GP, LLC is the general partner of DCP Midstream GP, LP and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.
(d)As reported on Schedule 13G/A filed with the SEC on February 7, 2020 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 10,776,659 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	—	$—	865,500
Equity compensation plans not approved by unitholders	—	—	—
Total	—	$—	865,500

1.This information relates to our 2016 LTIP, which was approved by unitholders at a special meeting on April 28, 2016. For more information on our 2016 LTIP, refer to Note 17. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

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

Operational Stage:
Distributions of Available Cash to our General Partner and its affiliates	We will generally make cash distributions to the unitholders, which includes our general partner and its affiliates, in accordance with their pro rata interest.
Payments to our General Partner and its affiliates	For further information regarding payments to our General Partner, please see the “Services Agreement” section below.
Withdrawal or removal of our General Partner	If our General Partner withdraws or is removed, its general partner interest will be sold to the new general partner in exchange for cash in amount equal to the fair market value of such interest.
Liquidation Stage:
Liquidation	Upon our liquidation, the partners, including our General Partner, will be entitled to receive liquidating distributions according to their respective capital account balances.
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
•approved by the conflicts committee;
•approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner or any of its affiliates;
•on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
•fair and reasonable to us, taking into account the totality of the relationships between the parties involved, including other transactions that may be particularly favorable or advantageous to us.
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

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2019	2018
	(millions)
Audit fees (a)	$3	$3
Audit-related and tax fees (b)(c)	$1	$—
(a)Audit Fees are fees billed by Deloitte for professional services for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings.
(b)Audit-related fees include assurance and related services performed by Deloitte to comply with generally accepted auditing standards and including comfort and consent letters in connection with SEC filings and financing transactions.
(c)Deloitte Tax has been engaged to review the Federal tax return of the Partnership and prepare and process the K-1 schedules for unitholders for a total fixed fee of $415,000 and $275,000 for the years ended December 31, 2019 and 2018, respectively. Prior to this engagement Deloitte had not provided any services to us over the last two fiscal years related to tax compliance, tax services and tax planning.
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

FINANCIAL STATEMENTS
Discovery Producer Services LLC
Years Ended December 31, 2019, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Management Committee of
Discovery Producer Services LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Discovery Producer Services LLC (the
“Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, members’ capital and cash flows for each of the three years in the period ended
December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue effective January 1, 2018.

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
February 14, 2020

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$13,864	$18,187
Trade accounts receivable:
Affiliate	11,943	11,142
Other	4,557	6,674
Prepaid insurance	2,908	2,607
Inventory	3,577	3,509
Total current assets	36,849	42,119
Property, plant and equipment, net	1,012,525	1,079,375
Right of use asset	3,353	—
Intangible assets, net	11,504	13,564
Total assets	$1,064,231	$1,135,058

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Accounts payable:
Affiliate	$224	$344
Other	13,126	17,595
Asset retirement obligations	—	505
Deferred revenue	14,070	17,968
Operating leases liabilities	207	—
Other current liabilities	216	224
Total current liabilities	27,843	36,636
Non Current liabilities
Asset retirement obligations	128,123	136,684
Deferred revenue	66,771	61,559
Customer deposits	1,533	2,795
Operating leases liabilities	3,145	—
Commitments and contingent liabilities (Note 7)
Members' capital
Members' capital accounts	835,550	896,055
Other comprehensive income	1,266	1,329
Total members’ capital	836,816	897,384
Total liabilities and members’ capital	$1,064,231	$1,135,058

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Revenues:
Product sales:
Affiliate	$40,814	$46,699	$165,525
Third-party	4,535	3,871	93
Transportation services
Affiliate	14	—	—
Third-party	30,067	22,675	46,395
Gathering and processing services:
Affiliate	1,834	1,005	687
Third-party	60,800	69,504	191,351
Commodity consideration	37,598	44,497	—
Other revenues	7,346	9,606	8,793
Total revenues	183,008	197,857	412,844
Costs and expenses:
Product cost
Affiliate	—	—	8,750
Third-party	42,486	47,819	126,610
Processing commodity expense:
Affiliate	8,655	9,151	—
Third-party	10,068	6,894	—
Operating and maintenance expenses:
Affiliate	9,284	9,610	9,510
Third-party	27,424	28,692	28,719
Depreciation, amortization and accretion	67,063	71,080	93,110
Taxes other than income	2,895	2,932	2,913
General and administrative expenses- affiliate	7,937	7,639	7,454
Other (income) expense, net	(1,482)	(24)	(6,553)
Total costs and expenses	174,330	183,793	270,513
Operating income	8,678	14,064	142,331
Interest income (expense)	(883)	(638)	177
Net income	7,795	13,426	142,508
Net loss from derivative instruments, including amounts reclassified into earnings	(63)	(64)	(63)
Comprehensive income	$7,732	$13,362	$142,445

See accompanying notes to the financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL

	Williams Field Services Group, LLC	DCP Assets Holding, LP	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance December 31, 2016	$610,362	$405,880	$1,456	$1,017,698
Contributions	834	556	—	1,390
Distributions	(127,266)	(84,844)	—	(212,110)
Net income	85,504	57,004	—	142,508
Other comprehensive loss	—	—	(63)	(63)
Balance December 31, 2017	$569,434	$378,596	$1,393	$949,423
Contributions	5,454	3,636	—	9,090
Distributions	(45,420)	(30,280)	—	(75,700)
Net income	8,056	5,370	—	13,426
Cumulative effect adjustments - Adoption of ASU 606	725	484	—	1,209
Other comprehensive loss	—	—	(64)	(64)
Balance December 31, 2018	$538,249	$357,806	$1,329	$897,384
Contributions	300	200	—	500
Distributions	(41,280)	(27,520)	—	(68,800)
Net income	4,677	3,118	—	7,795
Other comprehensive loss	—	—	(63)	(63)
Balance December 31, 2019	$501,946	$333,604	$1,266	$836,816

See accompanying notes to financial statements.

DISCOVERY PRODUCER SERVICES LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
OPERATING ACTIVITIES:
Net income	$7,795	$13,426	$142,508
Adjustments to reconcile cash provided by operations:
Depreciation, amortization, and accretion	67,063	71,080	93,110
Loss on retirement of equipment	—	—	—
Other non-cash item	(1,485)	800	(6,556)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	1,313	(567)	25,726
Prepaid insurance	(300)	280	37
Inventory	(68)	(126)	(199)
Accounts payable	(4,978)	1,504	6,221
Asset retirement obligation	(196)	(4,724)	(679)
Customer deposits	(1,250)	(696)	147
Other current liabilities	(20)	14	(50)
Deferred revenue	1,314	(11,443)	(30,452)
Net cash provided by operating activities	69,188	69,548	229,813
INVESTING ACTIVITIES:
Property, plant and equipment - capital expenditures *	(5,211)	(7,578)	(7,390)
Net cash used by investing activities	(5,211)	(7,578)	(7,390)
FINANCING ACTIVITIES:
Distributions to members	(68,800)	(75,700)	(212,110)
Capital contributions	500	9,090	1,390
Net cash used by financing activities	(68,300)	(66,610)	(210,720)
Increase (decrease) in cash and cash equivalents	(4,323)	(4,640)	11,703
Cash and cash equivalents beginning of period	18,187	22,827	11,124
Cash and cash equivalents end of period	$13,864	$18,187	$22,827

Supplemental Disclosures
Non cash additions (retirements) to PP&E	$—	$—	$5,300

* Increase to property, plant and equipment	$(5,600)	$(6,302)	$(8,300)
Changes in related accounts payable - affiliate, accounts payable, and construction retainage payable	389	(1,276)	910
Capital expenditures	$(5,211)	$(7,578)	$(7,390)

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

We are owned 60% by Williams Field Services Group, LLC (WFS) (a wholly-owned subsidiary of The Williams Companies, Inc. (WMB)) and 40% by DCP Assets Holding, LP (a wholly-owned subsidiary of DCP Midstream Partners, LP (DCP)). WFS is our operator. Herein, The Williams Companies, Inc., and WFS are collectively referred to as “Williams.” Williams and DCP are collectively referred to as “members”.

We evaluated our disclosure of subsequent events through February 14, 2020, the date our financial statements were issued.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared based upon accounting principles generally accepted in the United States and include the accounts of the parent and our wholly-owned subsidiary, DGT. Intercompany accounts and transactions have been eliminated.

Accounting standards issued and adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 “Leases (Topic 842)” (ASU 2016-02). ASU 2016-02 establishes a comprehensive new lease accounting model. ASU 2016-02 modifies the definition of a lease, requires a dual approach to lease classification similar to prior lease accounting, and causes lessees to recognize operating leases on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset, with an exception for leases with a term of one year or less. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (ASU 2018-01). Per ASU 2018-01, land easements and rights-of-way are required to be assessed under ASU 2016-02 to determine whether the arrangements are or contain a lease. ASU 2018-01 permits an entity to elect a transition practical expedient to not apply ASU 2016-02 to land easements that exist or expired before the effective date of ASU 2016-02 and that were not previously assessed under the previous lease guidance in Accounting Standards Codification (ASC) Topic 840 “Leases.”

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We prospectively adopted ASU 2016-02 effective January 1, 2019, and did not adjust prior periods as permitted by ASU 2018-11 (see Note 3 – Leases).

We completed our review of contracts to identify leases based on the modified definition of a lease and implemented changes to our internal controls to support management in the accounting for and disclosure of leasing activities upon adoption of ASU 2016-02. We implemented a financial lease accounting system to assist management in the accounting for leases upon adoption. The most significant changes to our financial statements as a result of adopting ASU 2016-02 relate to the recognition of a $3.8 million lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. We also evaluated ASU 2016-02’s available practical expedients on adoption and have generally elected to adopt certain practical expedients, which includes the practical expedient to not separate lease and nonlease components by both lessees and lessors by class of underlying assets and the land easements practical expedient.

Accounting standards issued but not yet adopted

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The guidance also requires increased disclosures. ASU 2016-13 is effective for us for interim and annual periods beginning after December 15, 2019. We are adopting ASU 2016-13 effective January 1, 2020. We anticipate that ASU 2016-13 will primarily apply to our trade receivables. While we do not expect a significant financial impact, we have analyzed our historical credit loss experience and continue to develop and implement processes, procedures, and internal controls in order to make the necessary credit loss assessments and required disclosures upon adoption.

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

Significant estimates and assumptions include:
•Asset retirement obligations
•Depreciable asset lives
•Revenue recognition, including estimates utilized in recognition of deferred revenue

Cash and Cash Equivalents. The cash and cash equivalents balance include cash equivalents which are invested in funds with high-quality, short-term securities and instruments that are issued or guaranteed by the U.S. government. These securities have maturities of three months or less when acquired.

Trade Accounts Receivable. Trade accounts receivable are carried on a gross basis, with no discounting, less an allowance for doubtful accounts. We do not recognize an allowance for doubtful accounts at the time the revenue that generates the accounts receivable is recognized. We estimate the allowance for doubtful accounts based on existing economic conditions, the financial condition of the customers and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for doubtful accounts only after all collection attempts have been exhausted. There is no allowance for doubtful accounts as of December 31, 2019 and 2018.

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

Inventory. Inventories primarily consist of materials and supplies, with a minor amount related to natural gas liquids. Inventories are stated at the lower of cost or net realized value.

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

We record an asset and a liability equal to the present value of each expected future asset retirement obligation (ARO). Measurements of AROs include, as a component of future expected costs, an estimate of the price that a third party would demand, and coup expect to receive, for bearing the uncertainties inherent in the obligations, sometimes referred to as market-risk premium. The ARO asset increases the carrying value of the underlying physical asset and is depreciated with the underlying physical asset. We measure changes in the liability due to passage of time by applying an interest method of allocation. This amount is recognized as an increase in the carrying amount of the liability and as corresponding accretion expense included in operating income.

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

Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that, in our management’s judgment, the carrying value of such assets may not be recoverable. When such a determination has been made, we compare our estimate of undiscounted future cash flows attributable to the assets to the carrying value of the assets to determine whether the carrying value is recoverable. If the carrying value is not recoverable, we determine the amount of the impairment recognized in the financial statements by estimating the fair value of the assets and recording a loss for the amount by which the carrying value exceeds the estimated fair value. There were no impairments recorded during 2019, 2018 and 2017.

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

Revenue Recognition. Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation, and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liability accrued at December 31, 2019 or 2018.

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

Under keep-whole and percent-of-liquids processing contracts, we receive commodity consideration in the form of natural gas liquids (NGLs) and take title to the NGLs at the tailgate of the plant. We recognize such commodity consideration as service revenue based on the market value of the NGLs retained at the time the processing is provided. The current market value, as opposed to the market value at the contract inception date, is used due to a combination of factors, including the fact that the volume, mix, and market price of NGL consideration to be received is unknown at the time of contract execution and is not specified in our contracts with customers. Additionally, product sales revenue (discussed below) is recognized upon the sale of the NGLs to a third party based on the sales price at the time of sale. As a result, revenue is recognized both at the time the processing service is provided in Commodity consideration and at the time the NGLs retained as part of the processing service are sold in Product sales. The recognition of revenue related to commodity consideration has the impact of increasing the book value of NGL inventory, resulting in higher product cost at the time of sale. Given that most inventory is sold in the same period that it is generated, the impact of these transactions is expected to have little impact to operating income.

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

Revenue recognition (prior to adoption of ASC606 on January 1,2018). Revenue for sales of products is recognized in the period of delivery, and revenues from the gathering, transportation, and processing of gas are recognized in the period the service is provided based on contractual terms and the related natural gas and liquid volumes. DGT is subject to FERC regulations, and accordingly, certain revenues collected may be subject to possible refunds upon final orders in pending cases. DGT records rate refund liabilities considering its and other third parties’ regulatory proceedings, advice of counsel, estimated total exposure as discounted and risk weighted, and collection and other risks. There was no rate refund liability accrued at December 31, 2019 or 2018 We recognize revenue from the sale of these commodities when the products have been sold and delivered and concluded we are the principal in the arrangement and as such record the sales and cost of sales on a gross basis.

Note 3. Leases

We are a lessee through non-cancellable lease agreements for property and equipment used in our operations functions. We recognize a lease liability with an offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases based on the present value of the future lease payments. As an accounting policy, we have elected to combine lease and non-lease components for all classes of leased assets in our calculation of the lease liability and the offsetting right-of-use asset.

Our lease agreements require both fixed and variable periodic payments, with initial terms averaging 22 years, with one having a term of up to 43 years. Payment provisions in certain of our lease agreements contain escalation factors which may be based on stated rates or a change in a published index at a future time. The amount by which a lease escalates based on the change in a published index, which is not known at lease commencement, is considered a variable payment and is not included in the present value of the future lease payments, which only includes those that are stated or can be calculated based on the lease agreement at lease commencement. In addition to the non-cancellable periods, many of our lease agreements provide for one or more extensions of the lease agreement for periods ranging from one year in length to an indefinite number of times following the specified contract term. Other lease agreements provide for extension terms that allow us to utilize the identified leased asset for an indefinite period of time so long as the asset continues to be utilized in our operations. In consideration of these renewal features, we assess the term of the lease agreements, which includes using judgment in the determination of which renewal periods and termination provisions, when at our sole election, will be reasonably certain of being exercised. Periods after the initial term or extension terms that allow for either party to the lease to cancel the lease are not considered in the assessment of the lease term. Additionally, we have elected to exclude leases with an original term of one year or less, including renewal periods, from the calculation of the lease liability and the offsetting right-of-use asset.

We used judgment in determining the discount rate upon which the present value of the future lease payments is determined. This rate is based on a collateralized interest rate corresponding to the term of the lease agreement using company, industry, and market information available.

Twelve Months Ended December 31, 2019
(Thousands)
Lease Cost:
Operating lease cost	$383
Variable lease cost	244
Total lease cost	$627

Cash paid for amounts included in the measurement of operating lease	$381

2019
(Thousands)
Other Information:
Right-of-use assets	$3,353
Operating lease liabilities:
Current	$207
Non Current liabilities	$3,145
Weighted-average remaining lease term - operating leases (years)	16.15
Weighted-average discount rate - operating leases	7.09%

As of December 31, 2019, the following table represents our operating lease maturities, including renewal provisions that we have assessed as being reasonably certain of exercise, for each of the years ended December 31:

(Thousands)
2020	$381
2021	381
2022	386
2023	386
2024	387
Thereafter	3,740
Total future lease payments	$5,661
Less amount representing interest	2,309
Total obligations under operating leases	$3,352

Total rent expense for 2018 and 2017 was $0.9 million and $1.4 million, respectively.
Note 4. Revenue Recognition
Contract Assets
The following table presents a reconciliation of our contract assets:

	2019	2018
	(Thousands)
Balance at beginning of period (January 1)	$—	$800
Payments received and deferred	—	(435)
Impairment of contract asset	—	(365)
Balance at end of period (December 31)	$—	$—

Contract Liabilities

Our contract liabilities primarily consist of advance payments from construction reimbursements, prepayments, and other billings for which future services are to be provided under the contract. These amounts are deferred until recognized in revenue when the associated performance obligation has been satisfied, which is primarily based on a units of production methodology over the remaining contractual service periods, and are classified as current or noncurrent according to when such amounts are expected to be recognized.

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

The following table presents a reconciliation of our contract liabilities:

	2019	2018
	(Thousands)
Balance at beginning of period (January 1)	$79,527	$90,918
Payments received and deferred	24,506	9,422
Recognized in revenue	(23,192)	(20,813)
Balance at end of period (December 31)	$80,841	$79,527

The following table presents the amount of the contract liabilities balance as of December 31, 2019, expected to be recognized as revenue as performance obligations are expected to be satisfied:

(Thousands)
2020	25,835
2021	11,147
2022	9,055
2023	6,435
2024	4,649
2025	2,289
Thereafter	21,431
Total	$80,841

Remaining Performance Obligations

The following table presents the transaction price allocated to the remaining performance obligations under certain contracts as of December 31, 2019. These primarily include long-term contracts containing fixed payments associated with gathering services and offshore production handling. As a practical expedient permitted by ASC 606, this table excludes variable consideration as well as consideration in contracts that is recognized in revenue as billed. It also excludes consideration received prior to December 31, 2019, that will be recognized in future periods (see above for Contract Liabilities and the expected recognition of those amounts within revenue). As noted above, certain of our contracts contain evergreen and other renewal provisions for periods beyond the initial term of the contract. The remaining performance obligation amounts as of December 31, 2019, do not consider potential future performance obligations for which the renewal has not been exercised.

(Thousands)
2020	15,820
2021	14,854
2022	11,216
2023	9,223
2024	6,253
2025	4,703
Thereafter	14,466
Total	$76,535

Note 5.  Related Party Transactions

We have various business transactions with our members and subsidiaries and affiliates of our members. Revenues include sales to Williams of NGLs to which we take title, transportation, processing and excess natural gas. The related-party revenues associated with Williams in 2019, 2018, and 2017 were $42.7 million, $48.1 million, and $166.1 million, respectively. During 2019 and 2018, we paid Phillips 66 (an affiliate of DCP) an exchange fee of $0.7 million and $0.4 million. The amount is netted in product sales. Also, in 2018, we paid Phillips 66 $2 million for connection to their River Parish NGL system. We recorded the payment as an intangible asset. There were no other significant transactions with Phillips 66 in 2019, 2018, or 2017.

Processing commodity expense— affiliate includes natural gas purchases from Williams for fuel and shrink requirements.

We have no employees. Pipeline and plant operations are performed under operation and maintenance agreements with Williams. Most costs for materials, services and other charges are third-party charges and are invoiced directly to us. Operating and maintenance expenses— affiliate includes the following:

• Direct payroll and employee benefit costs incurred on our behalf by Williams;

• Transportation expense under a transportation agreement for pipeline capacity (five-year extension from 2020 to 2025) from Texas Eastern Transmission, LP (an affiliate of DCP) for $1.1 million in each of 2019, 2018 and 2017; and

• Storage expense under a 20-year agreement to store parts, tools and equipment in a warehouse owned by Williams PERK, LLC (an affiliate of WFS) through 2033 for $0.3 million in each of 2019, 2018 and 2017.

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

We also pay Williams a project management fee to cover the cost of managing capital projects. This fee is determined on a project by project basis and is capitalized as part of the construction costs. A summary of the payroll costs and project fees charged to us by Williams and capitalized are as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Capitalized labor	$205	$321	$464
Capitalized fee	294	203	179
Total	$499	$524	$643

Note 6.  Property, Plant, and Equipment

Property, plant, and equipment consisted of the following at December 31, 2019 and 2018:

			Estimated
	Years Ended December 31,		Depreciable
	2019	2018	Lives
	(In thousands)
Property, plant, and equipment:
Pipelines	$1,107,479	$1,110,217	25 - 35 years
Plant and other equipment	539,104	547,654	25 - 35 years
Buildings	31,521	31,521	25 - 35 years
Land and land rights	9,376	8,673	0 - 35 years
Construction work in progress	1,952	1,565
Total property, plant, and equipment	1,689,432	1,699,630
Less accumulated depreciation	676,907	620,255
Net property, plant, and equipment	$1,012,525	$1,079,375

Depreciation expense in 2019, 2018 and 2017 was $57.4 million, $61.7 million and $83.5 million, respectively.

Commitments for construction and acquisition of property, plant and equipment totaled $1.5 million at December 31, 2019.

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

A rollforward of our asset retirement obligation for 2019 and 2018 is presented below:

	Years Ended December 31,
	2019	2018
	(In thousands)
Balance at January 1	$137,189	$122,080
Accretion expense	7,341	7,231
Estimate revisions	(16,212)	12,602
New obligation incurred	—	—
Settlements	(196)	(4,724)
Balance at December 31	$128,122	$137,189

Note 7.  Intangible Assets

Gross intangible assets at December 31, 2019 and 2018 were $23.6 million and $23.3 million, respectively. Accumulated amortization at December 31, 2019 and 2018 was $12.1 million and $9.8 million, respectively. The amortization expense was $2.3 million for 2019, $2.1 million for 2018, and $2.0 million for 2017. The intangible assets are being amortized on a straight-line basis with lives between 10 and 20 years. Amortization expense is expected to be $2.4 million annually for the next four years and $1.0 million in 2025.

Note 8.  Commitments and Contingent Liabilities

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

Note 9.  Financial Instruments, Concentrations of Credit Risk and Major Customers

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

At December 31, 2019, substantially all of customer accounts receivable result from product sales and gathering from our largest customers. This concentration may impact our overall credit risk either positively or negatively, in that the entity may be similarly affected by industry-wide changes in economic or other conditions. As a general policy, collateral is not required for receivables, but customers’ financial condition and credit worthiness are evaluated regularly. Our credit policy and the relatively short duration of receivables mitigate the risk of uncollected receivables. We incurred no gain/loss on receivables in 2019, 2018 or 2017.

Major Customers

Williams accounted for $42.7 million (23.3%), $48.1 million (24.3%), and $166.1 million (40%), respectively, of our total revenues in 2019, 2018, and 2017. These revenues were for the sale of NGLs purchased from or received as compensation under processing contracts with third-party producers, transportation and processing.

During 2019, Occidental Petroleum Corporation (formerly Anadarko) accounted for $24.6 million (13.5%), and Walter Oil and Gas Corporation accounted for $18.8 million (10.3%) of our total revenues. These revenues were for gathering, processing, transportation, commodity consideration and other services.

During 2018, Occidental Petroleum Corporation accounted for $40.9 million (20.6%) of our total revenues. These revenues were for gathering, processing, transportation, commodity consideration and other services.

During 2017, ExxonMobil Corporation accounted for $68.6 million (16.6%), and Occidental Petroleum Corporation accounted for $53.7 million (13.0%), of our total revenues. These revenues were for gathering, processing, transportation and other services.

Note 10.  Rate and Regulatory Matters

Rate and Regulatory Matters. Pursuant to the terms of its FERC Gas Tariff, DGT has the right to file, on an annual basis, a request with the FERC for a fuel lost-and-unaccounted-for gas (FL&U) percentage (“the retention rate”) to be assessed shippers for the upcoming fiscal year beginning July 1. On May 31, 2018, DGT filed to increase the FL&U retention rate from 0.0% (zero percent) to 0.13% per dekatherm (Dt) to be assessed on gas received into DGT’s system commencing July 1, 2018. The revised retention rate was based upon the actual fuel use, system loss and gas retained in 2017. On June 22, 2018, the FERC issued a letter order approving the requested retention rate revision. The actual system loss for 2018 was $1.5 million with FL&U recovered of $0.3 million. On May 21, 2019, DGT filed to increase the FL&U retention rate from 0.13% to 0.41% per Dt to be assessed on gas received into DGT’s system commencing July 1, 2019. The revised retention rate was based upon the actual fuel use, system loss and gas retained in 2018. On June 10, 2019, the FERC issued a letter order approving the requested retention rate. The actual system gains for 2019 was $0.1 million with FL&U recovered of $1 million. The above amounts were recognized in each year’s respective operating income.

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

On November 14, 2019, DGT filed its annual HMRE surcharge adjustment to reduce its then current rate from $0.0500 per Dt to $0.0330 per Dt effective January 1, 2020. The filing reflected an additional $3.0 million of qualifying HMRE costs to be recovered by the surcharge. As reflected in the application, the total HMRE amount to be recovered over future periods was $5.3 million as of September 30, 2019. The Commission approved the requested surcharge by letter order dated December 20, 2019.

Note 11.  Subsequent Events

During January 2020, we made distributions to our partners totaling $5.0 million.

DCP SAND HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2019, 2018 and 2017

INDEPENDENT AUDITORS’ REPORT
To the Members of DCP Sand Hills Pipeline, LLC
We have audited the accompanying consolidated financial statements of DCP Sand Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes to the consolidated financial statements.
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC and its subsidiary as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matters
As discussed in Note 3 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance related to recognition of revenue from contracts with customers. Our opinion is not modified with respect to this matter.
As discussed in Notes 5 and 6 to the consolidated financial statements, the Company has significant transactions with related parties. Our opinion is not modified with respect to this matter.
/s/ Deloitte & Touche LLP
Denver, Colorado
February 7, 2020

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$12.5	$16.6
Accounts receivable:
Affiliates	46.7	40.0
Trade and other	8.0	15.1
Other current assets	—	0.1
Total current assets	67.2	71.8
Property, plant and equipment, net	1,790.0	1,815.6
Other long-term assets	6.3	6.5
Total assets	$1,863.5	$1,893.9

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$2.3	$12.7
Affiliates	7.7	6.2
Accrued taxes	21.7	14.8
Accrued capital expenditures	0.8	9.7
Accrued liabilities and other	8.1	6.0
Total current liabilities	40.6	49.4
Contract liabilities - affiliates	30.7	34.0
Other long-term liabilities	6.3	5.3
Total liabilities	77.6	88.7
Commitments and contingent liabilities
Total members’ equity	1,785.9	1,805.2
Total liabilities and members’ equity	$1,863.5	$1,893.9

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
Operating revenues:
Transportation - affiliates	$514.4	$389.0	$246.4
Transportation	93.0	91.4	85.6
Total operating revenues	607.4	480.4	332.0
Operating costs and expenses:
Cost of transportation - affiliates	4.0	6.0	3.6
Cost of transportation	3.0	3.0	3.0
Operating and maintenance expense	96.4	68.8	42.9
Depreciation expense	41.3	36.4	30.1
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	3.6	2.6	2.5
Total operating costs and expenses	153.5	122.0	87.3
Operating income	453.9	358.4	244.7
Interest income	1.0	1.0	0.4
Income tax expense	(3.3)	(2.7)	(1.7)
Net income	$451.6	$356.7	$243.4

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	DCP Sand Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Sand Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2017	$445.2	$445.0	$445.2	$1,335.4
Contributions from members	73.3	73.2	73.3	219.8
Distributions to members	(84.3)	(84.4)	(84.3)	(253.0)
Net income	81.1	81.2	81.1	243.4
Balance, December 31, 2017	515.3	515.0	515.3	1,545.6
Contributions from members	27.1	155.6	91.4	274.1
Distributions to members	(24.4)	(227.7)	(126.1)	(378.2)
Cumulative effect adjustment	2.3	2.4	2.3	7.0
Transfer of interest in DCP Sand Hills Pipeline, LLC (see Note 1)	(555.7)	555.7	—	—
Net income	35.4	202.5	118.8	356.7
Balance, December 31, 2018	—	1,203.5	601.7	1,805.2
Contributions from members	—	7.0	3.5	10.5
Distributions to members	—	(320.9)	(160.5)	(481.4)
Net income	—	301.1	150.5	451.6
Balance, December 31, 2019	$—	$1,190.7	$595.2	$1,785.9

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
OPERATING ACTIVITIES:
Net income	$451.6	$356.7	$243.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41.3	36.4	30.1
Other	(1.3)	(1.9)	0.7
Change in operating assets and liabilities:
Accounts receivable	(0.1)	(21.2)	(13.3)
Accounts payable	(1.3)	(0.6)	2.9
Deferred revenues	—	(3.5)	(11.2)
Other current liabilities	8.0	9.0	1.0
Other long-term assets	0.4	(2.9)	0.4
Other long-term liabilities	—	2.0	(0.1)
Net cash provided by operating activities	498.6	374.0	253.9
INVESTING ACTIVITIES:
Capital expenditures	(31.8)	(270.8)	(211.2)
Net cash used in investing activities	(31.8)	(270.8)	(211.2)
FINANCING ACTIVITIES:
Contributions from members	10.5	274.1	219.8
Distributions to members	(481.4)	(378.2)	(253.0)
Net cash used in financing activities	(470.9)	(104.1)	(33.2)
Net change in cash and cash equivalents	(4.1)	(0.9)	9.5
Cash and cash equivalents, beginning of period	16.6	17.5	8.0
Cash and cash equivalents, end of period	$12.5	$16.6	$17.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

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

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2019 and 2018, we invested $12.5 million and $16.6 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. The short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

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

Long-Lived Assets - We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

•a significant adverse change in legal factors or business climate;

•a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•significant adverse changes in the extent or manner in which an asset is used, or in its physical condition;

•a significant adverse change in the market value of an asset; or

•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

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

Revenue Recognition - Our operating revenues are primarily derived from services related to transportation of NGLs. Revenues from transportation agreements are recognized based on contracted volumes transported in the period the services are provided. Our contracts generally have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our contracts encompasses a series of distinct services performed on discrete daily quantities of NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of goods or services over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided as the uncertainty is resolved.

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs we incur to construct certain connections to our operating assets. These agreements are typically entered into in conjunction with transportation agreements with customers. Prior to January 1, 2018 we accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under the accounting guidance currently effective we record these payments as deferred revenue which will be amortized into revenue over the expected contract term.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2019 and 2018 and one third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2017. There were significant transactions with affiliates for each of the years ended December 31, 2019, 2018 and 2017. See Note 6, Summary of Transactions with Affiliates.
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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2019, 2018 and 2017, deferred state income tax expense totaled $0.7 million, $0.5 million and $0.5 million, respectively. For the years ended December 31, 2019, 2018 and 2017, current state income tax expense totaled $2.6 million, $2.2 million and $1.2 million, respectively.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU"), 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires measuring all expected credit losses for financial instruments held at the reporting date based on historical experience and immediate recognition of management’s estimates of current expected credit losses. We adopted this ASU on January 1, 2020 and it did not have a material impact our consolidated financial statements.

FASB ASU, 2016-02 “Leases (Topic 842),” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We adopted this ASU on January 1, 2019 using the modified retrospective approach without application to prior periods. We implemented the following practical expedients and policy elections permitted under the new standard: (a) the package of practical expedients allowing us to not reassess whether expired or existing contracts contain a lease, the lease classification for any expired or existing leases and the treatment of initial direct costs for any expired or existing leases, (b) the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements in existing agreements, (c) not recognizing lease assets or liabilities when lease terms are less than twelve months and (d) for agreements that contain both lease and non-lease components, the company combines these components together and accounting for them as a single lease for all asset types.

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of Topic 842 did not have material impact on our consolidated balance sheet or consolidated statement of cash flows.

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

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

The adjustment to member's equity represents the difference between amortizing deferred customer balances over the fixed asset useful life versus the estimated contract term. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows:

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
Years Ended December 31, 2019, 2018 and 2017

Aside from the adjustments to the opening consolidated balance sheet noted above, the impact of adoption on our consolidated total operating, financing or investing activities of our consolidated statement of cash flows for the period ended December 31, 2018 was immaterial.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(millions)

Balance, beginning of period	$34.0	$36.7
Additions	—	2.0
Revenue recognized (a)	(3.3)	(2.9)
Other (b)	—	(1.8)
Balance, end of period	$30.7	$34.0

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2019, 2018 and 2017.

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

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$510.9	$384.1	$236.7
Cost of transportation - affiliates	$4.0	$6.0	$3.6
General and administrative expense - affiliates	$5.0	$5.0	$5.0
Southern Hills:
Transportation - affiliates	$3.5	$3.3	$3.2
Phillips 66:
Transportation - affiliates	$—	$1.5	$6.5
General and administrative expense - affiliates	$0.2	$0.2	$0.2
Enbridge:
Transportation - affiliates	$—	$0.1	$—

We had balances with affiliates as follows:

	December 31,	December 31,
	2019	2018
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$46.4	$39.7
Accounts payable	$7.7	$6.2
Contract liabilities	$30.7	$34.0
Southern Hills:
Accounts receivable	$0.3	$0.3
Phillips 66:
Other current assets	$0.1	$0.1

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,	December 31,
	Life	2019	2018
		(millions)

Transmission systems	20-50 Years	$1,982.6	$1,957.9
Processing facilities	35-60 Years	0.3	0.3
Other	3-30 Years	5.2	3.4
Land		0.4	0.4
Construction work in progress		9.8	20.8
Property, plant and equipment		1,998.3	1,982.8
Accumulated depreciation		(208.3)	(167.2)
Property, plant and equipment, net		$1,790.0	$1,815.6

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

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Purchase Obligations - We have a capacity arrangement which terminates in May 2023, with an option to renew annually thereafter. Under the terms of this agreement, Sand Hills has the right to transport minimum throughput volumes on a third party pipeline at rates defined in the capacity arrangement. The expected cost to reserve the capacity over the term is as follows:

(millions)
2020	$2.8
2021	2.8
2022	2.8
2023	1.2
Total obligation	$9.6

During the year ended December 31, 2019, the fixed cost of transportation under this arrangement was $2.8 million.

9. Supplemental Cash Flow Information

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$1.5	$18.2	$20.6
Cumulative effect of applying ASU 2014-09 on property, plant and equipment	$—	$43.7	$—
Cumulative effect of applying ASU 2014-09 on contract liabilities	$—	$(36.7)	$—
Cumulative effect of applying ASU 2014-09 on members' equity	$—	$(7.0)	$—
Other non-cash changes in property, plant and equipment, net	$(0.6)	$0.4	$0.1

10. Subsequent Events

We have evaluated subsequent events occurring through February 7, 2020, the date the consolidated financial statements were available to be issued and have identified no events that require adjustments to or disclosure in these consolidated financial statements.

DCP SOUTHERN HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2019, 2018 and 2017

INDEPENDENT AUDITORS’ REPORT
To the Members of DCP Southern Hills Pipeline, LLC
We have audited the accompanying consolidated financial statements of DCP Southern Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements.
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
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Southern Hills Pipeline, LLC and its subsidiary as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019 in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matters
As discussed in Note 3 to the consolidated financial statements, in 2018, the Company adopted new accounting guidance related to recognition of revenue from contracts with customers. Our opinion is not modified with respect to this matter.
As discussed in Notes 5 and 6 to the consolidated financial statements, the Company has significant transactions with related parties. Our opinion is not modified with respect to this matter.
/s/ Deloitte & Touche LLP
Denver, Colorado
February 7, 2020

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$8.9	$5.7
Accounts receivable:
Affiliates	15.3	14.0
Trade and other	4.0	1.1
Other current assets	0.2	0.1
Total current assets	28.4	20.9
Property, plant and equipment, net	929.5	908.3
Other long-term assets	0.7	—
Total assets	$958.6	$929.2

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$10.0	$7.3
Affiliates	4.3	1.8
Accrued taxes	3.4	1.8
Accrued capital expenditures	8.5	4.5
Accrued liabilities and other	2.1	3.0
Total current liabilities	28.3	18.4
Contract liabilities - affiliates	13.1	14.5
Other long-term liabilities	2.8	1.9
Total liabilities	44.2	34.8
Commitments and contingent liabilities
Total members’ equity	914.4	894.4
Total liabilities and members’ equity	$958.6	$929.2

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
Operating revenues:
Transportation - affiliates	$173.8	$157.6	$127.7
Transportation	9.4	8.8	5.2
Other revenue - affiliates	—	0.8	—
Total operating revenues	183.2	167.2	132.9
Operating costs and expenses:
Cost of transportation - affiliates	4.7	3.3	3.3
Cost of transportation	1.1	—	—
Operating and maintenance expense	27.9	29.3	27.0
Depreciation expense	21.4	21.2	20.9
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	2.5	2.1	1.8
Total operating costs and expenses	62.8	61.1	58.2
Operating income	120.4	106.1	74.7
Interest income	0.4	0.3	0.1
Income tax expense	(0.4)	(0.3)	(0.3)
Net income	$120.4	$106.1	$74.5

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

	DCP Southern Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Southern Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2017	$308.6	$307.9	$308.6	$925.1
Distributions to members	(31.1)	(31.1)	(31.1)	(93.3)
Net income	24.8	24.9	24.8	74.5
Balance, December 31, 2017	302.3	301.7	302.3	906.3
Contributions from members	—	2.0	1.0	3.0
Distributions to members	(7.8)	(75.2)	(41.5)	(124.5)
Cumulative effect adjustment (see Note 3)	1.2	1.1	1.2	3.5
Transfer of interest in DCP Southern Hills Pipeline, LLC (see Note 1)	(305.7)	305.7	—	—
Net income	10.0	60.6	35.5	106.1
Balance, December 31, 2018	—	595.9	298.5	894.4
Contributions from members	—	22.5	11.3	33.8
Distributions to members	—	(89.4)	(44.8)	(134.2)
Net income	—	80.3	40.1	120.4
Balance, December 31, 2019	$—	$609.3	$305.1	$914.4

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
OPERATING ACTIVITIES:
Net income	$120.4	$106.1	$74.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21.4	21.2	20.9
Other	(1.2)	(1.1)	0.1
Change in operating assets and liabilities:
Accounts receivable	(4.4)	(2.2)	(1.5)
Accounts payable	3.9	1.6	0.9
Other current liabilities	0.5	1.4	0.5
Other long-term liabilities	—	1.6	—
Net cash provided by operating activities	140.6	128.6	95.4
INVESTING ACTIVITIES:
Capital expenditures	(37.0)	(7.1)	(0.4)
Proceeds from sale of assets	—	—	0.2
Net cash used in investing activities	(37.0)	(7.1)	(0.2)
FINANCING ACTIVITIES:
Contributions from members	33.8	3.0	—
Distributions to members	(134.2)	(124.5)	(93.3)
Net cash used in financing activities	(100.4)	(121.5)	(93.3)
Net change in cash and cash equivalents	3.2	—	1.9
Cash and cash equivalents, beginning of period	5.7	5.7	3.8
Cash and cash equivalents, end of period	$8.9	$5.7	$5.7

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017

1. Description of Business and Basis of Presentation

DCP Southern Hills Pipeline, LLC, with its consolidated subsidiary, or Southern Hills, we, our, the Company, or us, is engaged in the business of transporting natural gas liquids, or NGLs. The Southern Hills pipeline provides takeaway service from plants in the Midcontinent and DJ Basin to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Southern Hills pipeline was placed into service in June 2013.

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

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2019 and 2018, we invested $8.9 million and $5.6 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. Given that the short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

Concentration of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. We extend credit to customers and other parties in the normal course of business

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

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

Long-Lived Assets - We periodically evaluate whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

•a significant adverse change in legal factors or business climate;

•a current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•significant adverse changes in the extent or manner in which an asset is used, or in its physical condition;

•a significant adverse change in the market value of an asset; or

•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

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

Revenue Recognition - Our operating revenues are primarily derived from services related to transportation of NGLs. Revenues from transportation agreements are recognized based on contracted volumes transported in the period the services are provided. Our contracts generally have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our contracts encompasses a series of distinct services performed on discrete daily quantities of NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of goods or services over time to the customer based on daily volumes delivered. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided as the uncertainty is resolved.

Contract liabilities - We have contracts with customers whereby the customer reimburses us for costs we incur to construct certain connections to our operating assets. These agreements are typically entered into in conjunction with transportation agreements with customers. Prior to January 1, 2018 we previously accounted for these arrangements as a reduction to the cost basis of our long-lived assets which were amortized as a reduction to depreciation expense over the estimated useful life of the related assets. Under the accounting guidance currently effective we record these payments as deferred revenue which will be amortized into revenue over the expected contract term.

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the years ended December 31, 2019, 2018 and 2017. There were significant transactions with affiliates for each of the years ended December 31, 2019, 2018 and 2017. See Note 6, Summary of Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2019, 2018 and 2017, deferred state income tax expense totaled $0.2 million, $0.1 million and $0.2 million, respectively. For the years ended December 31, 2019, 2018 and 2017, current state income tax expense totaled $0.2 million, $0.2 million and $0.1 million, respectively.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU"), 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires measuring all expected credit losses for financial instruments held at the reporting date based on historical experience and immediate recognition of management’s estimates of current expected credit losses. We adopted this ASU on January 1, 2020 and it did not have a material impact on our consolidated financial statements.

FASB ASU, 2016-02 “Leases (Topic 842)” or ASU 2016-02 - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize a lease liability on a discounted basis and the right of use of a specified asset at the commencement date for all leases. We adopted this ASU on January 1, 2019 using the modified retrospective approach without application to prior periods. We implemented the following practical expedients and policy elections permitted under the new standard: (a) the package of practical expedients allowing us to not reassess whether expired or existing contracts contain a lease, the lease classification for any expired or existing leases and the treatment of initial direct costs for any expired or existing leases, (b) the land easement practical expedient, allowing us to carry forward our current accounting treatment for land easements in existing agreements, (c) not recognizing lease assets or liabilities when lease terms are less than twelve months and (d) for agreements that contain both lease and non-lease components, the company combines these components together and accounting for them as a single lease for all asset types.

The cumulative effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of Topic 842 did not have material impact on our consolidated balance sheet or consolidated statement of cash flows.

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

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

The adjustment to members’ equity represents the difference between amortizing deferred customer balances over the fixed asset useful life versus the estimated contract term. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows:

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
Years Ended December 31, 2019, 2018 and 2017

Aside from the adjustments to the opening consolidated balance sheet noted above, the impact of adoption on our consolidated total operating, financing or investing activities of our consolidated statement of cash flows for the period ended December 31, 2018 was immaterial.

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(millions)

Balance, beginning of period	$14.5	$14.4
Additions	—	2.9
Revenue recognized (a)	(1.4)	(1.8)
Balance, end of period	13.1	15.5
Current contract liabilities	—	(1.0)
Long-term contract liabilities	$13.1	$14.5

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2019, 2018 and 2017.

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

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$173.8	$157.6	$127.7
Other revenue - affiliates	$—	$0.8	$—
General and administrative expense - affiliates	$1.2	$—	$0.1
Cost of transportation - affiliates	$5.0	$5.0	$5.0
Phillips 66:
General and administrative expense - affiliates	$0.2	$0.2	$0.2
Sand Hills:
Cost of transportation - affiliates	$3.5	$3.3	$3.2

We had balances with affiliates as follows:

	December 31,	December 31,
	2019	2018
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$15.3	$14.0
Accounts payable	$4.0	$1.5
Contract liabilities	$13.1	$14.5
Phillips 66:
Other current assets	$0.1	$0.1
Sand Hills:
Accounts payable	$0.3	$0.3

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,	December 31,
	Life	2019	2018
		(millions)

Transmission systems	20-50 Years	$1,050.4	$1,010.6
Other	3-30 Years	4.6	3.9
Land		2.0	2.0
Construction work in progress		8.8	6.7
Property, plant and equipment		1,065.8	1,023.2
Accumulated depreciation		(136.3)	(114.9)
Property, plant and equipment, net		$929.5	$908.3

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

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2019, 2018 and 2017

Purchase Obligations - We have capacity arrangements which terminate March 2023 and December 2029, with options to renew annually thereafter. Under the terms of these agreements, Southern Hills has the right to transport minimum throughput volumes on other pipelines at rates defined in the capacity arrangement. The expected cost to reserve the capacity over the term is as follows:

(millions)
2020	$17.8
2021	17.8
2022	17.8
2023	15.4
2024	14.6
Thereafter	73.0
Total obligations	$156.4

During the year ended December 31, 2019, the fixed cost of transportation under this arrangement was $3.2 million.

9. Supplemental Cash Flow Information

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$9.9	$4.6	$0.1
Cumulative effect of applying ASU 2014-09 on property, plant and equipment	$—	$17.9	$—
Cumulative effect of applying ASU 2014-09 on contract liabilities	$—	$(14.4)	$—
Cumulative effect of applying ASU 2014-09 on members’ equity	$—	$(3.5)	$—
Other non-cash changes in property, plant and equipment, net	$0.1	$—	$—

10. Subsequent Events

We have evaluated subsequent events occurring through February 7, 2020, the date the consolidated financial statements were available to be issued and have identified no events that require adjustments to or disclosure in these consolidated financial statements.

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
Fifth Amended and Restated Agreement of Limited Partnership of DCP Midstream, LP dated November 6, 2019 (attached as Exhibit 3.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2019).

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
Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 10, 2019).

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

4.20	*
Form of Unit Certificate for 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 11, 2018).

4.21	*
Form of Unit Certificate for 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 4, 2018).

4.22		Description of Securities of DCP Midstream, LP.
10.1	*
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

10.16	*+	DCP Services, LLC Executive Severance Plan.
10.17	*+	Amendment to the DCP Services, LLC Executive Severance Plan.
10.18	+	Separation Agreement between DCP Services, LLC and Brian Frederick dated December 11, 2019.
10.19	*
Services and Employee Secondment Agreement, dated January 1, 2017, by and between DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

10.20	*
Second Amended and Restated Credit Agreement, dated as of December 6, 2017, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 8, 2017).

10.21	*
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

Exhibit Number		Description
10.22	*
Receivables Sale and Contribution Agreement, dated August 13, 2018, between the originators from time to time party thereto and DCP Receivables LLC (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 14, 2018).

10.23	*
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

10.24	*
Equity Restructuring Agreement, dated November 6, 2019, between DCP Midstream GP, LP and DCP Midstream, LP. (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2019).

10.25	*
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd., as administrative agent, and the financial institutions party thereto (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 10, 2019).

10.26	*
Second Amendment to Receivables Financing Agreement, dated December 23, 2019, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National Association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as Structuring Agent (attached as Exhibit 10.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 23, 2019).

21.1		List of Subsidiaries of DCP Midstream, LP.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC
23.3		Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

February 21, 2020	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
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

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 21, 2020
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 21, 2020
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 21, 2020
Richard A. Loving	(Principal Accounting Officer)

/s/ Allen C. Capps	Director	February 21, 2020
Allen C. Capps

/s/ Fred J. Fowler	Director	February 21, 2020
Fred J. Fowler

/s/ William F. Kimble	Director	February 21, 2020
William F. Kimble

/s/ Mark Maki	Director	February 21, 2020
Mark Maki

/s/ Brian Mandell	Director	February 21, 2020
Brian Mandell

/s/ Bill Waycaster	Director	February 21, 2020
Bill Waycaster

/s/ John Zuklic	Director	February 21, 2020
John Zuklic