Form 10-K/A
period 2019-12-31
DCP Midstream, LP
filed 2020-03-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of February 28, 2020, there were 208,329,928 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

DCP Midstream, LP, together with its consolidated subsidiaries (the “Partnership”, which may also be referred to as “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 21, 2020 (the “Original Form 10-K”), for the sole purpose of (i) including the inadvertently omitted footnote 4 and the first two paragraphs of footnote 5 to the notes to each of the respective financial statements of the Company’s unconsolidated affiliates, DCP Sand Hills Pipeline, LLC (“Sand Hills”) and DCP Southern Hills Pipeline, LLC (“Southern Hills”), and (ii) to correct the labeling of the row for Cost of transportation – affiliates and General and administrative expense – affiliates in the Summary of Transactions with Affiliates table included in footnote 6 to the Southern Hills financial statements, which were previously filed in Item 15. “Exhibits, Financial Statement Schedules” to the Original Form 10-K pursuant to Rule 3-09 of Regulation S-X. In accordance with Rule 3-09(b), the unmodified financial statements for Discovery Producer Services, LLC (“Discovery”), as well as the separate audited financial statements of Sand Hills and Southern Hills, are being filed as an amendment to the Form 10-K as Exhibits 99.1, 99.2, and 99.3, respectively, included in Part IV, Item 15 of this filing.

This Amendment also supplements Part IV, Item 15 of the Original Form 10-K to include the filing of Exhibit 23.4, the consent of Ernst & Young LLP on the financial statements of Discovery and Exhibit 23.5, the consent of Deloitte & Touche LLP on the financial statements of Sand Hills and Southern Hills. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules
Pursuant to Rule 3-09 of Regulation S-X, the following financial statement schedules are attached as exhibits to this Annual Report on Form 10-K/A:
Consolidated Financial Statements of Discovery Producer Services LLC
Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC
Consolidated Financial Statements of DCP Southern Hills Pipeline, LLC

(b) Exhibits.

Exhibit No.	Description

23.4	Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC.
23.5	Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	The financial statements of Discovery Producer Services LLC pursuant to Rule 3-09 of Regulation S-X.
99.2	The financial statements of DCP Sand Hills Pipeline, LLC pursuant to Rule 3-09 of Regulation S-X.
99.3	The financial statements of DCP Southern Hills Pipeline, LLC pursuant to rule 3-09 of Regulation S-X.
101	Cover Page formatted as Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Date: March 6, 2020

DCP MIDSTREAM, LP

By:	DCP MIDSTREAM GP, LP,
its General Partner

	By:	DCP MIDSTREAM GP, LLC,
its General Partner

		By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)