Form 10-K/A
period 2019-12-31
DCP Midstream, LP
filed 2020-03-30
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of March 20, 2020, there were 208,329,928 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

DCP Midstream, LP (the “Partnership”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to further amend the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 21, 2020 (the “Original Form 10-K”), as amended by that certain Amendment No. 1 on Form 10-K/A, which was filed with the Securities and Exchange Commission on March 6, 2020 (“Amendment No. 1” and, together with the Original Form 10-K, the “Annual Report”), to amend Part IV, Item 15 of the Annual Report in order to file herewith (A) the audited financial statements in accordance with Rule 3-09 of Regulation S-X for Front Range Pipeline LLC as Exhibit 99.4 and Gulf Coast Express LLC as Exhibit 99.5, and (B) the consent of Deloitte & Touche LLP relating to the financial statements of Front Range Pipeline LLC as Exhibit 23.4 and the consent of BDO USA, LLP relating to the financial statements of Gulf Coast Express LLC as Exhibit 23.5.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certifications of the principal executive officer and principal financial officer of DCP Midstream GP, LLC, which is the general partner of DCP Midstream GP, LP, which is the general partner of the Partnership, are filed as exhibits hereto pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update the disclosures in the Annual Report, nor does it reflect events occurring after the filing of the Original Form 10-K or Amendment No. 1. Accordingly, this Amendment No. 2 should be read in conjunction with the Annual Report.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statement Schedules
Pursuant to Rule 3-09 of Regulation S-X, the following financial statement schedules are attached as exhibits to this Annual Report on Form 10-K/A:
Financial Statements of Front Range Pipeline LLC
Financial Statements of Gulf Coast Express LLC

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

Exhibit Number		Description
2.15	*
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

Exhibit Number		Description
4.7	*
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

4.22	*	Description of Securities of DCP Midstream, LP (attached as Exhibit 4.22 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

Exhibit Number		Description
10.1	*
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
Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.12 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 26, 2018).

10.13	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.13 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 26, 2018).

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

10.16	*+	DCP Services, LLC Executive Severance Plan (attached as Exhibit 10.16 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 26, 2018).
10.17	*+	Amendment to the DCP Services, LLC Executive Severance Plan (attached as Exhibit 10.17 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 26, 2018).
10.18	*+
Separation Agreement between DCP Services, LLC and Brian Frederick dated December 11, 2019 (attached as Exhibit 10.18 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

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

Exhibit Number		Description
10.21	*
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

21.1	*	List of Subsidiaries of DCP Midstream, LP (attached as Exhibit 21.1 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).
23.1	*
Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting (attached as Exhibit 23.1 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

23.2	*
Consent of Ernst & Young LLP on Consolidated Financial Statements of Discovery Producer Services LLC. (attached as Exhibit 23.4 to DCP Midstream, LP’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-32678) filed with the SEC on March 6, 2020).

23.3	*
Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (attached as Exhibit 23.5 to DCP Midstream, LP’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 001-32678) filed with the SEC on March 6, 2020).

23.4		Consent of Deloitte & Touche LLP on Financial Statements of Front Range Pipeline LLC.
23.5		Consent of BDO USA, LLP on Financial Statements of Gulf Coast Express LLC.
24.1	*	Power of Attorney (incorporated by reference to the signature page of DCP Midstream, LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*
The financial statements of Discovery Producer Services LLC pursuant to Rule 3-09 of Regulation S-X (attached as Exhibit 99.1 to DCP Midstream, LP’s Amendment No. 1 to Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 6, 2020).

99.2	*
The financial statements of DCP Sand Hills Pipeline, LLC pursuant to Rule 3-09 of Regulation S-X (attached as Exhibit 99.2 to DCP Midstream, LP’s Amendment No. 1 to Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 6, 2020).

99.3	*
The financial statements of DCP Southern Hills Pipeline, LLC pursuant to Rule 3-09 of Regulation S-X (attached as Exhibit 99.3 to DCP Midstream, LP’s Amendment No. 1 to Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on March 6, 2020).

99.4		The financial statements of Front Range Pipeline LLC pursuant to Rule 3-09 of Regulation S-X.

Exhibit Number	Description
99.5	The financial statements of Gulf Coast Express LLC pursuant to Rule 3-09 of Regulation S-X.
101	Cover Page formatted as Inline XBRL.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.
# Pursuant to Item 601(b)(2) of Regulation S-K, the Partnership agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
† Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 27, 2020

DCP MIDSTREAM, LP

By:	DCP MIDSTREAM GP, LP,
its General Partner

	By:	DCP MIDSTREAM GP, LLC,
its General Partner

		By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)