Form 10-Q
period 2020-06-30
DCP Midstream, LP
filed 2020-08-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2020, there were 208,329,928 common units representing limited partnership interests outstanding.
1

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$12	$1

Accounts receivable:
Trade, net of allowance for credit losses of $3 and $3 million, respectively	488	726
Affiliates	111	138
Other	14	14
Inventories	28	46
Unrealized gains on derivative instruments	98	32
Collateral cash deposits	21	111
Other	30	12
Total current assets	802	1,080
Property, plant and equipment, net	8,116	8,811
Goodwill	—	159
Intangible assets, net	47	61
Investments in unconsolidated affiliates	3,696	3,724
Unrealized gains on derivative instruments	29	2
Operating lease assets	91	107
Other long-term assets	165	183
Total assets	$12,946	$14,127
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$360	$638
Affiliates	102	100
Other	22	35
Current debt	3	603
Unrealized losses on derivative instruments	66	58
Accrued interest	71	80
Accrued taxes	52	65
Accrued wages and benefits	29	58
Capital spending accrual	5	28
Other	102	128
Total current liabilities	812	1,793
Long-term debt	5,897	5,321
Unrealized losses on derivative instruments	37	20
Deferred income taxes	30	30
Operating lease liabilities	76	88
Other long-term liabilities	235	242
Total liabilities	7,087	7,494
Commitments and contingent liabilities (see note 17)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	490	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,329,928 common units authorized, issued and outstanding, respectively)	5,086	5,861
Accumulated other comprehensive loss	(7)	(7)
Total partners’ equity	5,831	6,605
Noncontrolling interests	28	28
Total equity	5,859	6,633
Total liabilities and equity	$12,946	$14,127
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,003	$1,365	$2,174	$3,136
Sales of natural gas, NGLs and condensate to affiliates	169	294	391	634
Transportation, processing and other	109	110	221	225
Trading and marketing (losses) gains, net	(7)	29	145	2
Total operating revenues	1,274	1,798	2,931	3,997
Operating costs and expenses:
Purchases and related costs	723	1,084	1,595	2,617
Purchases and related costs from affiliates	21	68	57	130
Transportation and related costs from affiliates	230	204	468	413
Operating and maintenance expense	148	182	301	360
Depreciation and amortization expense	93	101	192	204
General and administrative expense	51	68	107	135
Asset impairments	—	—	746	—
Other expense, net	5	1	8	6
Loss on sale of assets, net	—	5	—	14
Restructuring costs	9	9	9	9
Total operating costs and expenses	1,280	1,722	3,483	3,888
Operating (loss) income	(6)	76	(552)	109
Earnings from unconsolidated affiliates	125	117	201	230
Interest expense, net	(71)	(73)	(149)	(142)
Income (loss) before income taxes	48	120	(500)	197
Income tax expense	—	—	(1)	(1)
Net income (loss)	48	120	(501)	196
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income (loss) attributable to partners	47	119	(503)	194
Series A preferred limited partners' interest in net income (loss)	(10)	(10)	(19)	(19)
Series B preferred limited partners' interest in net income (loss)	(3)	(3)	(6)	(6)
Series C preferred limited partners' interest in net income (loss)	(2)	(2)	(4)	(4)
General partner’s interest in net income	—	(42)	—	(83)
Net income (loss) allocable to limited partners	$32	$62	$(532)	$82
Net income (loss) per limited partner unit — basic	$0.15	$0.43	$(2.55)	$0.57
Net income (loss) per limited partner unit — diluted	$0.15	$0.43	$(2.55)	$0.57
Weighted-average limited partner units outstanding — basic	208.3	143.3	208.3	143.3
Weighted-average limited partner units outstanding — diluted	208.7	143.3	208.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Net income (loss)	$48	$120	$(501)	$196
Other comprehensive income:
Total other comprehensive income	—	—	—	—
Total comprehensive income (loss)	48	120	(501)	196
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive income (loss) attributable to partners	$47	$119	$(503)	$194
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2020	2019
	(millions)
OPERATING ACTIVITIES:
Net (loss) income	$(501)	$196
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	192	204
Earnings from unconsolidated affiliates	(201)	(230)
Distributions from unconsolidated affiliates	320	259
Net unrealized (gains) losses on derivative instruments	(77)	15
Loss on sale of assets, net	—	14
Asset impairments	746	—
Other, net	24	6
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	262	373
Inventories	13	19
Accounts payable	(287)	(248)
Other assets and liabilities	32	(62)
Net cash provided by operating activities	523	546
INVESTING ACTIVITIES:
Capital expenditures	(102)	(308)
Investments in unconsolidated affiliates	(95)	(270)
Distribution from unconsolidated affiliate	5	—
Proceeds from sale of assets	—	132
Net cash used in investing activities	(192)	(446)
FINANCING ACTIVITIES:
Proceeds from debt	3,403	3,457
Payments of debt	(3,424)	(3,208)
Distributions to preferred limited partners	(28)	(28)
Distributions to limited partners and general partner	(243)	(309)
Distributions to noncontrolling interests	(2)	(3)
Debt issuance costs	(6)	(9)
Other	(5)	—
Net cash used in financing activities	(305)	(100)
Net change in cash, cash equivalents and restricted cash	26	—
Cash, cash equivalents and restricted cash, beginning of period	1	1
Cash, cash equivalents and restricted cash, end of period	$27	$1

Reconciliation of cash, cash equivalents, and restricted cash:	June 30, 2020	June 30, 2019
Cash and cash equivalents	$12	$1
Restricted cash included in other current assets	6	—
Restricted cash included in other long-term assets	9	—
Total cash, cash equivalents, and restricted cash	$27	$1
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners’ Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2020	$489	$156	$106	$5,861	$(7)	$28	$6,633
Net income (loss)	9	3	2	(564)	—	1	(549)
Distributions to unitholders	—	(3)	(2)	(162)	—	—	(167)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, March 31, 2020	$498	$156	$106	$5,135	$(7)	$28	$5,916
Net income	10	3	2	32	—	1	48
Distributions to unitholders	(18)	(3)	(2)	(81)	—	—	(104)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, June 30, 2020	$490	$156	$106	$5,086	$(7)	$28	$5,859
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
Three and Six Months Ended June 30, 2020 and 2019
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2020, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

2. Update to Significant Accounting Policies
Cash, Cash Equivalents, and Restricted Cash - We consider investments in highly liquid financial instruments purchased with an original stated maturity of 90 days or less and temporary investments of cash in short-term money market securities to be cash equivalents. Restricted cash primarily consists of amounts held in our non-qualified deferred compensation plan. Restricted cash is excluded from cash and cash equivalents and is included in other current or long-term assets.

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
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
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

4. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended June 30, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$355	$271	$(244)	$382
Sales of NGLs and condensate (a)	758	282	(250)	790
Transportation, processing and other	11	98	—	109
Trading and marketing gains (losses), net (b)	26	(33)	—	(7)
Total operating revenues	$1,150	$618	$(494)	$1,274

	Six Months Ended June 30, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$766	$597	$(534)	$829
Sales of NGLs and condensate (a)	1,641	669	(574)	1,736
Transportation, processing and other	24	197	—	221
Trading and marketing gains, net (b)	77	68	—	145
Total operating revenues	$2,508	$1,531	$(1,108)	$2,931
(a)   Includes $1,112 million and $1,703 million for the three and six months ended June 30, 2020, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of FASB ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606).
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
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
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
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $369 million as of June 30, 2020. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of four years as of June 30, 2020. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheets.
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheets:

June 30,
2020
(millions)
Balance, beginning of period	$33
Additions	3
Revenue recognized (a)	(1)
Balance, end of period	$35
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of June 30, 2020.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$38	$50	$82	$99
General and administrative expense	$35	$44	$70	$91
Restructuring costs	$9	$9	$9	$9
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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$157	$290	$369	$616
Purchases and related costs from affiliates	$10	$50	$37	$81
Transportation and related costs from affiliates	$21	$14	$44	$28
Operating and maintenance and general administrative expenses	$2	$3	$6	$7
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$—	$1	$—
Purchases and related costs from affiliates	$—	$7	$—	$14
Operating and maintenance and general administrative expenses	$1	$—	$1	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$12	$4	$21	$18
Transportation, processing, and other to affiliates	$3	$—	$6	$1
Purchases and related costs from affiliates	$11	$11	$20	$35
Transportation and related costs from affiliates	$209	$190	$424	$385

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
 We had balances with affiliates as follows:

	June 30, 2020	December 31, 2019
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$91	$117
Accounts payable	$23	$20
Other assets	$2	$—
Enbridge (including its affiliates):
Accounts payable	$—	$2
Unconsolidated affiliates:
Accounts receivable	$20	$21
Accounts payable	$79	$78

7. Inventories
Inventories were as follows:

	June 30, 2020	December 31, 2019
	(millions)
Natural gas	$18	$19
NGLs	10	27
Total inventories	$28	$46
We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized $2 million and $6 million for the three and six months ended June 30, 2020, respectively, and $3 million and $8 million of lower of cost or net realizable value adjustments during the three and six months ended June 30, 2019, respectively.

8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2020	December 31, 2019
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,646	$8,406
Processing, storage and terminal facilities	35 — 60 Years	4,939	5,305
Other	3 — 30 Years	567	585
Finance lease assets	4 — 7 Years	22	25
Construction work in progress		194	183
Property, plant and equipment		13,368	14,504
Accumulated depreciation		(5,252)	(5,693)
Property, plant and equipment, net		$8,116	$8,811
There were no construction projects with capitalized interest during the three months ended June 30, 2020. Capitalized interest on construction projects was $5 million for the three months ended June 30, 2019, and $2 million and $10 million for the six months ended June 30, 2020 and 2019, respectively.
Depreciation expense was $92 million and $99 million for the three months ended June 30, 2020 and 2019, respectively, and $189 million and $200 million for the six months ended June 30, 2020 and 2019, respectively.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
9. Goodwill
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
The carrying amount of goodwill in each of our reportable segments was as follows:

	As of June 30, 2020			As of June 30, 2019
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, beginning of period	$159	$—	$159	$159	$72	$231
Impairment	(159)	—	(159)	—	—	—
Dispositions	—	—	—	—	(37)	(37)
Balance, end of period	$—	$—	$—	$159	$35	$194

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	June 30,	December 31,
	2020	2019
	(millions)
Gross carrying amount	$145	$145
Accumulated amortization	(87)	(84)
Accumulated impairment	(11)	—
Intangible assets, net	$47	$61

10. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2020	December 31, 2019
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,757	$1,764
DCP Southern Hills Pipeline, LLC	66.67%	741	738
Front Range Pipeline LLC	33.33%	204	206
Gulf Coast Express LLC	25.00%	441	449
Texas Express Pipeline LLC	10.00%	99	101
Cheyenne Connector	50.00%	144	83
Mont Belvieu Enterprise Fractionator	12.50%	27	27
Mont Belvieu 1 Fractionator	20.00%	7	9
Discovery Producer Services LLC	40.00%	251	322
Panola Pipeline Company, LLC	15.00%	21	22
Other	Various	4	3
Total investments in unconsolidated affiliates		$3,696	$3,724

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$70	$72	$148	$140
DCP Southern Hills Pipeline, LLC	20	22	40	45
Front Range Pipeline LLC	9	9	20	16
Gulf Coast Express LLC	16	—	32	—
Texas Express Pipeline LLC	5	4	9	9
Mont Belvieu Enterprise Fractionator	3	3	6	7
Mont Belvieu 1 Fractionator	3	4	6	8
Discovery Producer Services LLC (a)	1	3	(60)	3
Other	(2)	—	—	2
Total earnings from unconsolidated affiliates	$125	$117	$201	$230
(a) See Note 11 for further discussion
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Statements of operations:
Operating revenue	$510	$432	$1,037	$853
Operating expenses	$191	$162	$376	$353
Net income	$318	$269	$659	$500

	June 30, 2020	December 31, 2019
	(millions)
Balance sheets:
Current assets	$346	$463
Long-term assets	7,609	7,546
Current liabilities	(147)	(231)
Long-term liabilities	(259)	(252)
Net assets	$7,549	$7,526

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
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
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
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.
During the three months ended March 31, 2020, we determined that triggering events had occurred with respect to specific asset groups as a result of the impact of commodity prices on the respective recently prepared budget forecasts, coupled with a negative outlook for long-term production volume forecasts for these asset groups. We used the income approach to calculate the fair value of the asset group and compared it to the carrying value. The primary inputs to our calculation were forecasted future commodity pricing and the discount rate. The impairment amount recorded represented the difference between the fair and carrying values. As a result, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment and an impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”).
We may identify additional triggering events requiring future evaluations of the recoverability of the carrying value of our long-lived assets and investments that could result in future impairments. Such impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.
The following table presents certain assets and asset groups measured at fair value on a non-recurring basis, by condensed consolidated balance sheet caption as of the date of measurement, March 31, 2020.

	March 31, 2020
	Fair Value	Asset Impairments
	(millions)

Long-lived assets	$96	$587
Goodwill	—	159
Direct investment in unconsolidated affiliate	256	61
Total	$352	$807
The following table summarizes the significant unobservable inputs used in the valuation of certain assets and asset groups measured at fair value on a non-recurring basis as of date of measurement, March 31, 2020.

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
(a) Commodity prices represent an average per year.
(b) Represents the arithmetic average of the inputs and is not weighted by the relative fair value or volumetric amount.

The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$74	$23	$1	$98	$13	$15	$4	$32
Long-term assets:
Commodity derivatives	$24	$5	$—	$29	$1	$1	$—	$2
Long-term investments	$6	$—	$—	$6	$—	$—	$—	$—
Current liabilities:
Commodity derivatives	$(41)	$(22)	$(3)	$(66)	$(15)	$(42)	$(1)	$(58)
Long-term liabilities:
Commodity derivatives	$(17)	$(16)	$(4)	$(37)	$(2)	$(15)	$(3)	$(20)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2020 (a):
Beginning balance	$8	$1	$(3)	$(1)
Net unrealized (losses) gains included in earnings	(7)	—	2	(3)
Transfers out of Level 3	—	(1)	—	—
Settlements	—	—	(2)	—
Ending balance	$1	$—	$(3)	$(4)
Net unrealized losses on derivatives still held included in earnings	$(3)	$—	$(1)	$(3)
Three months ended June 30, 2019 (a):
Beginning balance	$5	$1	$(1)	$(1)
Net unrealized gains included in earnings	10	1	1	1
Transfers out of Level 3	(6)	—	—	—
Settlements	(1)	—	(1)	—
Ending balance	$8	$2	$(1)	$—
Net unrealized gains on derivatives still held included in earnings	$7	$1	$—	$—

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized gains (losses) included in earnings	—	—	6	(1)
Settlements	(3)	—	(8)	—
Ending balance	$1	$—	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$—	$(2)	$1
Six months ended June 30, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings	8	2	(1)	1
Transfers out of Level 3	(8)	(2)	—	1
Settlements	(6)	—	—	—
Ending balance	$8	$2	$(1)	$—
Net unrealized gains (losses) on derivatives still held included in earnings	$7	$1	$(1)	$—
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2020 and 2019.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
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

	June 30, 2020
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$1	Market approach	Longer dated forward curve prices	$0.18-$0.79	$0.34	Per gallon
Liabilities
NGLs	$(3)	Market approach	Longer dated forward curve prices	$0.14-$0.79	$0.38	Per gallon
Natural gas	$(4)	Market approach	Longer dated forward curve prices	$1.50-$2.56	$1.80	Per MMBtu
(a) Unobservable inputs were weighted by the instruments's notional amounts.
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2020 and December 31, 2019, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2020		December 31, 2019
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,916	$5,599	$5,936	$6,130
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	Location in Condensed Consolidated Balance Sheet	As of
		June 30, 2020	December 31, 2019
		(millions)
Assets
Operating lease assets	Operating lease assets	$91	$107
Finance lease assets	Property, plant and equipment	22	25
Total right of use assets		113	132

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$23	$24
Finance lease liabilities	Current debt	3	3
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$76	$88
Finance lease liabilities	Long-term debt	21	22
Total lease liabilities		$123	$137
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. Interest on finance lease liabilities was immaterial for the three and six months ended June 30, 2020 and 2019, respectively. The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(millions)
Operating lease cost	Operating and maintenance expense	$6	$5	$14	$11
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	1	—	1	—
Variable lease cost	Operating and maintenance expense	1	1	3	3
Short term lease cost	Operating and maintenance expense	1	1	2	2
Total lease cost		$9	$7	$20	$16

Maturities of operating and finance lease liabilities under non-cancelable leases as of June 30, 2020 are as follows:

	Future Minimum Lease Payments as of June 30, 2020
	Operating Leases	Finance Leases
	(millions)
2020 - remainder	$13	$2
2021	25	4
2022	21	4
2023	17	4
2024	9	4
Thereafter	29	9
Total lease payments	$114	$27
Less imputed interest	(15)	(3)
Total lease liabilities	$99	$24

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2020	2019
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14	$12
Operating cash flows from finance leases	2	—
Right-of-use assets obtained in exchange for operating lease obligations:	$—	$6
Right-of-use assets obtained in exchange for finance lease obligations:	$1	$—

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	5 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	5 years	—
Weighted average discount rate	3.00%	—%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
13. Debt

	June 30, 2020	December 31, 2019
	(millions)
Senior notes:
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	$—	$600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	—
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 1.542%, as of June 30, 2020, due December 2024	281	200
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 1.06% as of June 30, 2020, due August 2022	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	18	19
Unamortized issuance costs	(40)	(37)
Unamortized discount, net	(8)	(8)
Finance lease liabilities	24	25
Total debt	5,900	5,924
Current finance lease liabilities	3	3
Current debt	—	600
Total long-term debt	$5,897	$5,321
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value related to the swaps is being amortized as a reduction to interest expense through 2030, the original maturity dates of the debt.

Senior Notes Issuance
On June 24, 2020, we issued $500 million aggregate principal amount of 5.625% Senior Notes due July 2027, unless redeemed prior to maturity. We received proceeds of $494 million, net of underwriters' fees and related expenses, which we used for general partnership purposes, including the repayment of indebtedness under our Credit Agreement and the funding of capital expenditures. Int erest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021.

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
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
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
As of June 30, 2020, we had unused borrowing capacity of $1,105 million, net of $14 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,105 million as of June 30, 2020. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
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
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of June 30, 2020, DCP Receivables had $502 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
The maturities of our debt as of June 30, 2020 are as follows:

Debt Maturities
(millions)
2021	500
2022	700
2023	500
2024	281
Thereafter	3,925
Total debt	$5,906

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
Collateral
As of June 30, 2020, we had cash deposits of $21 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of June 30, 2020, we held letters of credit of $33 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	June 30, 2020			December 31, 2019
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$127	$—	$127	$34	$—	$34
Liabilities:
Commodity derivatives	$(103)	$—	$(103)	$(78)	$—	$(78)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2020 and December 31, 2019.

Balance Sheet Line Item	June 30, 2020	December 31, 2019	Balance Sheet Line Item	June 30, 2020	December 31, 2019
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$98	$32	Unrealized losses on derivative instruments — current	$(66)	$(58)
Unrealized gains on derivative instruments — long-term	29	2	Unrealized losses on derivative instruments — long-term	(37)	(20)
Total	$127	$34	Total	$(103)	$(78)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2020:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Net deferred (losses) gains in AOCI (ending balance)	$(2)	$(6)	$1	$(7)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	$—	$—
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2020:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
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

For the six months ended June 30, 2020 and 2019, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Realized gains (losses)	$50	$(10)	$68	$17
Unrealized (losses) gains	(57)	39	77	(15)
Trading and marketing (losses) gains, net	$(7)	$29	$145	$2
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	June 30, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2020	(683,000)	(21,660,700)	(11,981,101)	4,450,000
2021	(1,422,000)	(47,455,000)	(8,465,091)	(460,000)
2022	(107,000)	(14,600,000)	(1,544,842)	10,037,500
2023	—	—	(1,440,000)	10,037,500
2024	—	—	(1,440,000)	7,630,000
2025	—	—	(720,000)	905,000

	June 30, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2019	(1,011,000)	(20,299,550)	(20,528,570)	2,000,000
2020	(664,000)	(3,790,000)	(14,847,743)	3,125,000
2021	(100,000)	—	(5,519,594)	(4,562,500)
2022	—	—	(689)	8,212,500
2023	—	—	—	7,300,000

15. Partnership Equity and Distributions
Common Units — During the six months ended June 30, 2020 and 2019, we issued no common units pursuant to our at-the-market program. As of June 30, 2020, $750 million of common units remained available for sale pursuant to our at-the-market program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
Distributions — The following table presents our cash distributions paid in 2020 and 2019:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162
November 14, 2019	$0.78	$155
August 14, 2019	$0.78	$154
May 15, 2019	$0.78	$155
February 14, 2019	$0.78	$154

Distributions to Series A Preferred unitholders
June 15, 2020	$36.875	$18
December 16, 2019	$36.875	$19
June 17, 2019	$36.875	$18

Distributions to Series B Preferred unitholders
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3
December 16, 2019	$0.4922	$4
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3

Distributions to Series C Preferred unitholders
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2
October 15, 2019	$0.4969	$2
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2

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
There were 325,570 restricted phantom units outstanding as of June 30, 2020 that were excluded from the calculation of diluted net loss per unit for the six months ended June 30, 2020 because including them would have been anti-dilutive. We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For units granted during 2020, we have the ability and intent to settle vested units through the issuance of common units.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
Basic and diluted net income per limited partner unit was calculated as follows for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions, except per unit amounts)

Net income attributable to limited partners	$32	$62	$(532)	$82
Weighted average limited partner units outstanding, basic	208,329,928	143,317,328	208,329,928	143,317,328
Dilutive effects of nonvested restricted phantom units	325,570	—	—	—
Weighted average limited partner units outstanding, diluted	208,655,498	143,317,328	208,329,928	143,317,328
Net income per limited partner unit, basic	$0.15	$0.43	$(2.55)	$0.57
Net income per limited partner unit, diluted	$0.15	$0.43	$(2.55)	$0.57

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
Environment, Health and Safety — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to the environment, health and safety. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, health and safety standards applicable to workers and the public, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, (iii) state and federal regulatory officials regarding the emission of greenhouse gases and other air emissions, which could impose regulatory burdens and increase the cost of our operations, and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
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

•In June 2020, NMED issued an Administrative Compliance Order (the “ACO”) alleging that emissions at several of our field compression sites exceeded respective air permit limits or requirements during various instances of what DCP reported were facility upsets, malfunctions, startups or shutdowns between 2018 to the first half of 2019. The ACO asserts an administrative civil penalty of approximately $5.3 million. We intend to challenge the allegations and asserted penalties based on legal limitations and because emissions in exceedance of permit limits or requirements due to facility upset, malfunction, startup and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the ACO, and will engage in information exchanges and discussions with NMED about the propriety of allegations in the ACO and the asserted penalties, and the ACO may go to hearing.

18. Restructuring Costs

In April 2020, we announced a reduction in force of 15%, which resulted in $9 million of nonrecurring expense for the three months ended June 30, 2020. We do not expect to incur any additional expense in relation to the reduction in force.

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
The following tables set forth our segment information:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

Three Months Ended June 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,150	$618	$—	$(494)	$1,274
Gross margin (a)	$69	$231	$—	$—	$300
Operating and maintenance expense	(9)	(134)	(5)	—	(148)
Depreciation and amortization expense	(3)	(82)	(8)	—	(93)
General and administrative expense	(1)	(4)	(46)	—	(51)
Other expense (income), net	(4)	1	(2)	—	(5)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	125	—	—	—	125
Interest expense	—	—	(71)	—	(71)
Net income (loss)	$177	$12	$(141)	$—	$48
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$177	$11	$(141)	$—	$47
Non-cash derivative mark-to-market (b)	$5	$(62)	$—	$—	$(57)
Non-cash lower of cost or net realizable value adjustments	$2	$—	$—	$—	$2
Capital expenditures	$—	$32	$1	$—	$33
Investments in unconsolidated affiliates, net	$56	$—	$—	$—	$56

Six Months Ended June 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,508	$1,531	$—	$(1,108)	$2,931
Gross margin (a)	$180	$631	$—	$—	$811
Operating and maintenance expense	(16)	(276)	(9)	—	(301)
Depreciation and amortization expense	(6)	(171)	(15)	—	(192)
General and administrative expense	(3)	(7)	(97)	—	(107)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(4)	(2)	(2)	—	(8)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	262	(61)	—	—	201
Interest expense	—	—	(149)	—	(149)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$413	$(632)	$(282)	$—	$(501)
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$413	$(634)	$(282)	$—	$(503)
Non-cash derivative mark-to-market (b)	$47	$30	$—	$—	$77
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$1	$99	$2	$—	$102
Investments in unconsolidated affiliates, net	$90	$—	$—	$—	$90

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)
Three Months Ended June 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,613	$1,024	$—	$(839)	$1,798
Gross margin (a)	$88	$354	$—	$—	$442
Operating and maintenance expense	(11)	(165)	(6)	—	(182)
Depreciation and amortization expense	(3)	(91)	(7)	—	(101)
General and administrative expense	(1)	(6)	(61)	—	(68)
Other expense, net	(1)	—	—	—	(1)
Loss on sale of assets, net	(1)	(4)	—	—	(5)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	114	3	—	—	117
Interest expense	—	—	(73)	—	(73)
Net income (loss)	$185	$91	$(156)	$—	$120
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$185	$90	$(156)	$—	$119
Non-cash derivative mark-to-market (b)	$24	$15	$—	$—	$39
Non-cash lower of cost or net realizable value adjustments	$3	$—	$—	$—	$3
Capital expenditures	$11	$111	$4	$—	$126
Investments in unconsolidated affiliates, net	$139	$—	$—	$—	$139

Six Months Ended June 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,658	$2,312	$—	$(1,973)	$3,997
Gross margin (a)	$146	$691	$—	$—	$837
Operating and maintenance expense	(20)	(330)	(10)	—	(360)
Depreciation and amortization expense	(6)	(184)	(14)	—	(204)
General and administrative expense	(4)	(12)	(119)	—	(135)
Other expense, net	(1)	(5)	—	—	(6)
Loss on sale of assets, net	(10)	(4)	—	—	(14)
Restructuring costs	—	—	(9)	—	(9)
Earnings from unconsolidated affiliates	227	3	—	—	230
Interest expense	—	—	(142)	—	(142)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$332	$159	$(295)	$—	$196
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$332	$157	$(295)	$—	$194
Non-cash derivative mark-to-market (b)	$6	$(21)	$—	$—	$(15)
Non-cash lower of cost or net realizable value adjustments	$8	$—	$—	$—	$8
Capital expenditures	$25	$276	$7	$—	$308
Investments in unconsolidated affiliates, net	$270	$—	$—	$—	$270

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2020 and 2019 - (Continued)
(Unaudited)

	June 30,	December 31,
	2020	2019
	(millions)
Segment long-term assets:
Gathering and Processing	$8,076	$8,904
Logistics and Marketing	3,832	3,848
Other (c)	236	295
Total long-term assets	12,144	13,047
Current assets	802	1,080
Total assets	$12,946	$14,127

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
(c) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

20. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$149	$115
Cash paid for income taxes, net of income tax refunds	$—	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$8	$37
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$—	$84
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$1	$6

21. Subsequent Events
On July 21, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 14, 2020 to unitholders of record on July 31, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2020 to unitholders of record on September 1, 2020. The Series C distribution will be paid on October 15, 2020 to unitholders of record on October 1, 2020.

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

General Trends and Outlook
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. A further downturn in global economic growth, or recessionary conditions in major geographic regions, will lead to continued reduced demand for gas and NGLs and negatively affect the market prices of our products, further materially and adversely affecting our business, results of operations and liquidity. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is anticipated to be temporary, but there is uncertainty around the extent and duration. We experienced a negative effect on our results of operations for the first half of 2020 due to industry conditions and the economic impact of the COVID-19 pandemic. Management anticipates that our results of operations will continue to be negatively affected by the industry and economic impact of the COVID-19 pandemic for the remainder of 2020 and perhaps beyond, however, the degree to which these factors will impact our business remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
We have taken proactive measures to address the unprecedented COVID-19 pandemic to maintain essential business functions at our plants and critical infrastructure without disruptions. Our current continuity plan specifically addresses technology, communications, and remote operations. To protect our workforce, we have encouraged those employees who are able to work from home do so, while implementing additional safety guidelines at our plants for those that cannot. We continue to prioritize safe and reliable operations and have not experienced a disruption to operations or incurred significant additional costs as a result of COVID-19.
The sustained deterioration in commodity prices and volumes, other market declines or a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of further non-cash impairment charges or non-cash lower of cost or net realizable value inventory adjustments.
To address the extraordinary and volatile market conditions, we reduced our quarterly distribution by 50%, resulting in $325 million of cash we are using to reduce leverage and strengthen our balance sheet. Additionally, we continue to focus on cost reductions of approximately $120 million and a reduction of growth capital expenditures by $400 million.
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
•We have focused cost reductions efforts.
•We have a well-defined and targeted multi-year hedging program.
•We manage our disciplined capital growth program with a significant focus on fee-based agreements and projects with long-term volume outlooks.
•We believe we have a solid capital structure and balance sheet.
•We believe we have access to sufficient capital to fund our growth including excess distribution coverage and divestitures.
During 2020, our strategic objectives will continue to focus on maintaining stable Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Distributable Cash Flows”) from our existing assets and executing on opportunities to sustain our long-term Distributable Cash Flows. We believe the key elements to stable Distributable Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Distributable Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.

In response to our commitment to reduce growth capital spend in 2020, only necessary and strategic projects that are currently underway will continue. The remaining projects will be deferred and evaluated in the future. Some of our growth projects include the following:
•Within our Logistics and Marketing segment, we exercised an increased 50% ownership option for the Cheyenne Connector pipeline in October of 2019. The pipeline was placed in service in the second quarter of 2020.
•Front Range’s expansion to a capacity of 260 MBbls/d and Texas Express’ expansion to a capacity of 370 MBbls/d were placed into service in the second quarter of 2020.
•Within our Gathering and Processing Segment, DCP has moved the Latham 2 offload project to the end of 2020. The delay will not hinder DCP's ability to meet minimum volume commitments effective January 1, 2021. The Latham 2 offload will add up to 225 MMcf/d of incremental DJ Basin processing capacity.

We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $75 million and $95 million and expansion capital expenditures of between $150 million and $190 million. Expansion capital expenditures include the construction of the Cheyenne Connector pipeline.
Recent Events
Senior Notes Issuance
On June 24, 2020, we issued $500 million aggregate principal amount of 5.625% Senior Notes due July 2027, unless redeemed prior to maturity. We received proceeds of $494 million, net of underwriters' fees and related expenses, which we used for general partnership purposes, including the repayment of indebtedness under our Credit Agreement and the funding of capital expenditures. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021.
Common and Preferred Distributions
On July 21, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 14, 2020 to unitholders of record on July 31, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2020 to unitholders of record on September 1, 2020. The Series C distribution will be paid on October 15, 2020 to unitholders of record on October 1, 2020.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the six months ended June 30, 2020 and 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2020 vs. 2019		Variance Six Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,150	$1,613	$2,508	$3,658	$(463)	(29)%	$(1,150)	(31)%
Gathering and Processing	618	1,024	1,531	2,312	(406)	(40)%	(781)	(34)%
Inter-segment eliminations	(494)	(839)	(1,108)	(1,973)	(345)	(41)%	(865)	(44)%
Total operating revenues	1,274	1,798	2,931	3,997	(524)	(29)%	(1,066)	(27)%
Purchases and related costs
Logistics and Marketing	(1,081)	(1,525)	(2,328)	(3,512)	(444)	(29)%	(1,184)	(34)%
Gathering and Processing	(387)	(670)	(900)	(1,621)	(283)	(42)%	(721)	(44)%
Inter-segment eliminations	494	839	1,108	1,973	(345)	(41)%	(865)	(44)%
Total purchases	(974)	(1,356)	(2,120)	(3,160)	(382)	(28)%	(1,040)	(33)%
Operating and maintenance expense	(148)	(182)	(301)	(360)	(34)	(19)%	(59)	(16)%
Depreciation and amortization expense	(93)	(101)	(192)	(204)	(8)	(8)%	(12)	(6)%
General and administrative expense	(51)	(68)	(107)	(135)	(17)	(25)%	(28)	(21)%
Asset impairments	—	—	(746)	—	—	*	746	*
Other expense, net	(5)	(1)	(8)	(6)	4	*	2	33%
Loss on sale of assets, net	—	(5)	—	(14)	(5)	*	(14)	*
Restructuring costs	(9)	(9)	(9)	(9)	—	—%	—	—%
Earnings from unconsolidated affiliates (b)	125	117	201	230	8	7%	(29)	(13)%
Interest expense	(71)	(73)	(149)	(142)	(2)	(3)%	7	5%
Income tax expense	—	—	(1)	(1)	—	*	—	—%
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Net income (loss) attributable to partners	$47	$119	$(503)	$194	$(72)	(61)%	$(697)	*
Other data:
Gross margin (c):
Logistics and Marketing	$69	$88	$180	$146	$(19)	(22)%	$34	23%
Gathering and Processing	231	354	631	691	(123)	(35)%	(60)	(9)%
Total gross margin	$300	$442	$811	$837	$(142)	(32)%	$(26)	(3)%

Non-cash commodity derivative mark-to-market	$(57)	$39	$77	$(15)	$(96)	*	$92	*
NGL pipelines throughput (MBbls/d) (d)	676	637	677	652	39	6%	25	4%
Gas pipelines throughput (TBtu/d) (d)	0.75	0.25	0.75	0.25	0.5	*	0.5	*
Natural gas wellhead (MMcf/d) (d)	4,487	4,866	4,713	4,902	(379)	(8)%	(189)	(4)%
NGL gross production (MBbls/d) (d)	376	422	390	429	(46)	(11)%	(39)	(9)%
* Percentage change is not meaningful.
(a) Operating revenues include the impact of trading and marketing gains (losses), net.
(b) Earnings for Sand Hills pipeline, Southern Hills pipeline, Front Range pipeline, Gulf Coast Express pipeline, Texas Express pipeline and Mont Belvieu 1 fractionator include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
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

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Total Operating Revenues — Total operating revenues decreased $524 million in 2020 compared to 2019, primarily as a result of the following:
•$463 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices, lower gas and NGL sales volumes, and a decrease in transportation, processing and other, partially offset by favorable commodity derivative; and
•$406 million decrease for our Gathering and Processing segment primarily due to lower commodity prices, decreased volumes in the Midcontinent and South regions and unfavorable commodity derivative activity, partially offset by increased sales volumes from growth projects in the DJ Basin and increased volumes in the Permian region.
These decreases were partially offset by:
•$345 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices and lower gas and NGL sales volumes.
Total Purchases — Total purchases decreased $382 million in 2020 compared to 2019, primarily as a result of the following:
•$444 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$283 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$345 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian and Midcontinent regions.
General and Administrative Expense — General and administrative expense decreased in 2020 compared to 2019, primarily as a result of reduced headcount and employee benefits.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of non-core assets.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online.
Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners decreased in 2020 compared to 2019 for the reasons discussed above.
Gross Margin — Gross margin decreased $142 million in 2020 compared to 2019, primarily as a result of the following:
•$19 million decrease for our Logistics and Marketing segment primarily related to lower gas marketing margins due to less favorable commodity spreads primarily associated with the Guadalupe pipeline in 2020, and a decrease in NGL storage margins, partially offset by favorable commodity derivative activity, higher NGL marketing and gas storage margins and the DJ Basin Southern Hills extension; and
•$123 million decrease for our Gathering and Processing segment primarily related to unfavorable commodity derivative activity, lower commodity prices and decreased margins and volumes in the South and Midcontinent regions, partially offset by increased volumes and margins in the North and Permian regions.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Total Operating Revenues — Total operating revenues decreased $1,066 million in 2020 compared to 2019, primarily as a result of the following:
•$1,150 million decrease for our Logistics and Marketing segment primarily due to lower commodity prices and lower NGL sales volumes, partially offset by favorable commodity derivative activity and higher gas sales volumes; and
•$781 million decrease for our Gathering and Processing segment primarily due to lower commodity prices, decreased volumes in the Midcontinent and South regions and a decrease in transportation, processing and other, partially offset by favorable commodity derivative activity, increased volume from growth projects in the DJ Basin, and increased volumes in the Permian region.
These decreases were partially offset by:
•$865 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices and lower NGL sales volumes, partially offset by higher gas sales volumes.
Total Purchases — Total purchases decreased $1,040 million in 2020 compared to 2019, primarily as a result of the following:
•$1,184 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$721 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$865 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, Midcontinent and South regions.
General and Administrative Expense — General and administrative expense decreased in 2020 compared to 2019, primarily as a result of reduced headcount and employee benefits.
Asset Impairments — Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2020 compared to 2019, primarily as a result of an impairment in our equity investment in Discovery, partially offset by the Gulf Coast Express pipeline coming online.
Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners decreased in 2020 compared to 2019 for the reasons discussed above.
Gross Margin — Gross margin decreased $26 million in 2020 compared to 2019, primarily as a result of the following:
•$34 million increase for our Logistics and Marketing segment primarily related to favorable commodity derivative activity, higher NGL marketing and gas storage margins, and the DJ Basin Southern Hills extension, partially offset by lower gas marketing margins due to less favorable commodity spreads primarily associated with the Guadalupe pipeline in 2020, the sale of our wholesale propane business in 2019 and decreased NGL storage margins; and

•$60 million decrease for our Gathering and Processing segment primarily related to lower commodity prices, lower volumes and margins in the South region and lower volumes in the Midcontinent region, partially offset by favorable commodity derivative activity and increased volumes from growth projects in the DJ Basin and increased volumes in the Permian region.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$70	$72	$148	$140
DCP Southern Hills Pipeline, LLC	20	22	40	45
Front Range Pipeline LLC	9	9	20	16
Gulf Coast Express LLC	16	—	32	—
Texas Express Pipeline LLC	5	4	9	9
Mont Belvieu Enterprise Fractionator	3	3	6	7
Mont Belvieu 1 Fractionator	3	4	6	8
Discovery Producer Services LLC	1	3	(60)	3
Other	(2)	—	—	2
Total earnings from unconsolidated affiliates	$125	$117	$201	$230

Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$90	$81	$169	$157
DCP Southern Hills Pipeline, LLC	26	27	48	52
Front Range Pipeline LLC	14	9	26	15
Gulf Coast Express LLC	20	—	41	—
Texas Express Pipeline LLC	6	3	11	8
Mont Belvieu Enterprise Fractionator	3	3	6	4
Mont Belvieu 1 Fractionator	3	5	7	10
Discovery Producer Services LLC	5	6	11	11
Other	—	1	1	2
Total distributions from unconsolidated affiliates	$167	$135	$320	$259

Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
System	Approximate System Length (Miles)	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	333	—	312	—	317	—
Southern Hills pipeline	950	128	—	100	—	96	—
Front Range pipeline	450	87	—	56	—	58	—
Texas Express pipeline	600	37	—	19	—	20	—
Other NGL pipelines (a)	1,110	400	—	189	—	186	—
Gulf Coast Express pipeline	500	—	0.50	—	0.50	—	0.50
Guadalupe pipeline	600	—	0.25	—	0.25	—	0.25
Pipelines total	5,610	985	0.75	676	0.75	677	0.75
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2020 vs. 2019		Variance Six Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$1,113	$1,600	$2,407	$3,640	$(487)	(30)%	$(1,233)	(34)%
Transportation, processing and other	11	12	24	24	(1)	(8)%	—	—%
Trading and marketing gains (losses), net	26	1	77	(6)	25	*	83	*
Total operating revenues	1,150	1,613	2,508	3,658	(463)	(29)%	(1,150)	(31)%
Purchases and related costs	(1,081)	(1,525)	(2,328)	(3,512)	(444)	(29)%	(1,184)	(34)%
Operating and maintenance expense	(9)	(11)	(16)	(20)	(2)	(18)%	(4)	(20)%
Depreciation and amortization expense	(3)	(3)	(6)	(6)	—	—%	—	—%
General and administrative expense	(1)	(1)	(3)	(4)	—	—%	(1)	(25)%
Other expense, net	(4)	(1)	(4)	(1)	3	*	3	*
Earnings from unconsolidated affiliates (a)	125	114	262	227	11	10%	35	15%
Loss on sale of assets, net	—	(1)	—	(10)	1	*	(10)	*
Segment net income attributable to partners	$177	$185	$413	$332	$(8)	(4)%	$81	24%
Other data:
Segment gross margin (b)	$69	$88	$180	$146	$(19)	(22)%	$34	23%
Non-cash commodity derivative mark-to-market	$5	$24	$47	$6	$(19)	(79)%	$41	*
NGL pipelines throughput (MBbls/d) (c)	676	637	677	652	39	6%	25	4%
Gas pipelines throughput (TBtu/d) (c)	0.75	0.25	0.75	0.25	0.5	*	0.5	*
* Percentage change is not meaningful.
(a) Earnings for Sand Hills pipeline, Southern Hills pipeline, Front Range pipeline, Gulf Coast Express pipeline, Texas Express pipeline and Mont Belvieu 1 fractionator include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(b) Gross margin consists of total operating revenues less purchases and related costs. Segment gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.

(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Total Operating Revenues — Total operating revenues decreased $463 million in 2020 compared to 2019, primarily as a result of the following:
•$469 million decrease as a result of lower commodity prices before the impact of derivative activity;
•$18 million decrease attributable to lower gas and NGL sales volumes; and
•$1 million decrease in transportation, processing and other.
These decreases were partially offset by:
•$25 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $44 million, partially offset by a decrease in unrealized commodity derivative gains of $19 million due to movements in forward prices of commodities in 2020.
Purchases and Related Costs — Purchases and related costs decreased $444 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online.
Segment Gross Margin — Segment gross margin decreased $19 million in 2020 compared to 2019, primarily as a result of the following:
•$46 million decrease primarily as a result of decreased gas marketing margins due to less favorable commodity spreads in 2020; and
•$4 million decrease as a result of decreased NGL storage margins.
These decreases were partially offset by:
•$25 million increase as a result of commodity derivative activity discussed above;
•$3 million increase as a result of increased NGL marketing and gas storage margins; and
•$3 million increase as a result of the DJ Basin Southern Hills extension.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2020 compared to 2019, primarily as a result of the addition of the DJ Basin Southern Hills extension and increased volumes on the other NGL pipelines and the Front Range pipeline, partially offset by decreased throughput on the Southern Hills and Sand Hills pipelines.
Gas Pipelines Throughput — Gas throughput increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Total Operating Revenues — Total operating revenues decreased $1,150 million in 2020 compared to 2019, primarily as a result of the following:
•$1,247 million decrease as a result of lower commodity prices before the impact of derivative activity.
This decrease was partially offset by:
•$83 million increase as a result of commodity derivative activity attributable to an increase in realized cash settlement gains of $42 million as well as an increase in unrealized commodity derivative gains of $41 million due to movements in forward prices of commodities in 2020; and

•$14 million increase attributable to higher gas sales activity, partially offset by lower NGL sales volumes.
Purchases and Related Costs — Purchases and related costs decreased $1,184 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business.
Segment Gross Margin — Segment gross margin increased $34 million in 2020 compared to 2019, primarily as a result of the following:
•$83 million increase as a result of commodity derivative activity as discussed above;
•$11 million increase as a result of increased NGL marketing and gas storage margins; and
•$5 million increase as a result of the DJ Basin Southern Hills extension.
These increases were partially offset by:
•$53 million decrease primarily as a result of decreased gas marketing margins due to less favorable commodity spreads in 2020;
•$7 million decrease due to the sale of our wholesale propane business; and
•$5 million decrease as a result of decreased NGL storage margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2020 compared to 2019, primarily as a result of the addition of the DJ Basin Southern Hills extension and increased volumes on the other NGL pipelines and the Front Range pipeline, partially offset by decreased throughput on the Southern Hills and Sand Hills pipelines.
Gas Pipelines Throughput — Gas throughput increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,580	1,531	122	1,567	123
Permian	10	15,500	1,200	987	106	1,013	111
Midcontinent	6	24,500	1,110	842	64	901	66
South	10	7,000	2,120	1,127	84	1,232	90
Total	39	51,000	6,010	4,487	376	4,713	390

(a) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2020 vs. 2019		Variance Six Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$553	$898	$1,266	$2,103	$(345)	(38)%	$(837)	(40)%
Transportation, processing and other	98	98	197	201	—	—%	(4)	(2)%
Trading and marketing (losses) gains, net	(33)	28	68	8	(61)	*	60	*
Total operating revenues	618	1,024	1,531	2,312	(406)	(40)%	(781)	(34)%
Purchases and related costs	(387)	(670)	(900)	(1,621)	(283)	(42)%	(721)	(44)%
Operating and maintenance expense	(134)	(165)	(276)	(330)	(31)	(19)%	(54)	(16)%
Depreciation and amortization expense	(82)	(91)	(171)	(184)	(9)	(10)%	(13)	(7)%
General and administrative expense	(4)	(6)	(7)	(12)	(2)	(33)%	(5)	(42)%
Asset impairments	—	—	(746)	—	—	*	746	*
Other expense, net	1	—	(2)	(5)	(1)	*	(3)	(60)%
Loss on sale of assets, net	—	(4)	—	(4)	(4)	*	(4)	*
Earnings (loss) from unconsolidated affiliates (a)	—	3	(61)	3	(3)	*	(64)	*
Segment net income (loss)	12	91	(632)	159	(79)	(87)%	(791)	*
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	$—	—%	—	—%
Segment net income (loss) attributable to partners	$11	$90	$(634)	$157	$(79)	(88)%	$(791)	*
Other data:
Segment gross margin (b)	$231	$354	$631	$691	$(123)	(35)%	$(60)	(9)%
Non-cash commodity derivative mark-to-market	$(62)	$15	$30	$(21)	$(77)	*	$51	*
Natural gas wellhead (MMcf/d) (c)	4,487	4,866	4,713	4,902	(379)	(8)%	(189)	(4)%
NGL gross production (MBbls/d) (c)	376	422	390	429	(46)	(11)%	(39)	(9)%
* Percentage change is not meaningful.
(a) Earnings for Sand Hills pipeline, Southern Hills pipeline, Front Range pipeline, Gulf Coast Express pipeline, Texas Express pipeline and Mont Belvieu 1 fractionator include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(b) Gross margin consists of total operating revenues less purchases and related costs. Segment gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

Total Operating Revenues — Total operating revenues decreased $406 million in 2020 compared to 2019, primarily as a result of the following:
•$274 million decrease attributable to lower commodity prices before the impact of derivative activity;
•$111 million decrease primarily as a result of decreased sales volumes in the Midcontinent and South regions; and
•$61 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $77 million due to movements in forward prices of commodities in 2020, partially offset by an increase in realized cash settlement gains of $16 million.
These decreases were partially offset by:
•$40 million increase primarily as a result of increased sales volumes from growth projects in the DJ Basin and increased volumes in the Permian region.
Purchases and Related Costs — Purchases and related costs decreased $283 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian and Midcontinent regions.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2020 compared to 2019, primarily as a result of asset dispositions and asset impairments.
Segment Gross Margin — Segment gross margin decreased $123 million in 2020 compared to 2019, primarily as a result of the following:
•$61 million decrease as a result of commodity derivative activity as discussed above;
•$54 million decrease as a result of lower commodity prices; and
•$8 million decrease primarily as a result of lower volumes and margins in the South and Midcontinent regions, partially offset by increased volumes and margins in the North and Permian regions.
Total Wellhead — Natural gas wellhead decreased in 2020 compared to 2019, reflecting lower volumes in the Midcontinent and South regions, partially offset by increased volumes in the North and Permian regions.
NGL Gross Production — NGL gross production decreased in 2020 compared to 2019, primarily as a result of decreased volumes in the Midcontinent and South regions and higher ethane rejection across several regions, partially offset by increased volumes in the DJ Basin.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Total Operating Revenues — Total operating revenues decreased $781 million in 2020 compared to 2019, primarily as a result of the following:
•$810 million decrease attributable to lower commodity prices, before the impact of derivative activity;
•$153 million decrease primarily as a result of decreased volumes in the Midcontinent and South regions; and
•$4 million decrease in transportation, processing and other.
These decreases were partially offset by:

•$60 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $51 million due to movements in forward prices of commodities in 2020 as well as an increase in realized cash settlement gains of $9 million; and
•$126 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian region.
Purchases and Related Costs — Purchases and related costs decreased $721 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, Midcontinent and South regions.
Asset Impairments — Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill in the North region.
Earnings (loss) from Unconsolidated Affiliates — Earnings (loss) from unconsolidated affiliates primarily relates to an impairment of our equity investment in Discovery.
Segment Gross Margin — Segment gross margin decreased $60 million in 2020 compared to 2019, primarily as a result of the following:
•$125 million decrease as a result of lower commodity prices.
This decrease was partially offset by:
•$60 million increase as a result of commodity derivative activity as discussed above; and
•$5 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian region, partially offset by lower margins and volumes in the South region and lower volumes in the Midcontinent region.
Total Wellhead — Natural gas wellhead decreased in 2020 compared to 2019 reflecting lower volumes in the Midcontinent and South regions, partially offset by increased volumes in the North and Permian regions.
NGL Gross Production — NGL gross production decreased in 2020 compared to 2019, primarily as a result of decreased volumes in the Midcontinent and South regions and higher ethane rejection across all regions, partially offset by increased volumes in the DJ Basin.

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
To address the extraordinary and volatile market conditions, we reduced our quarterly distribution by 50%, resulting in $325 million of cash we are using to reduce leverage and strengthen our balance sheet. Additionally, we continue to focus on cost reductions of approximately $120 million and a reduction of growth capital expenditures by $400 million.
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

Senior Notes — On June 24, 2020, we issued $500 million aggregate principal amount of 5.625% Senior Notes due July 2027, unless redeemed prior to maturity. We received proceeds of $494 million, net of underwriters' fees and related expenses, which we used for general partnership purposes, including the repayment of indebtedness under our Credit Agreement and the funding of capital expenditures. Interest on the notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2021.

Credit Agreement — As of June 30, 2020, we had unused borrowing capacity of $1,105 million, net of $14 million of letters of credit and $281 million in borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of July 31, 2020, we had approximately $1,163 million of unused borrowing capacity under the Credit Agreement, net of $14 million of letters of credit and $223 million of borrowings under the Credit Agreement.

Accounts Receivable Securitization Facility — As of June 30, 2020, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — In November 2017, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities. We intend to file a new shelf registration statement with the SEC to replace the expiring shelf registration statement.
In August 2017, we filed a shelf registration statement with the SEC which allows us to issue up to $750 million in common units pursuant to our at-the-market program. We intend to file a new shelf registration statement with the SEC to replace the expiring shelf registration statement. During the six months ended June 30, 2020, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Therefore, the Company is no longer presenting condensed consolidating financial information for its parent guarantor, subsidiary issuer, and non-guarantor subsidiaries. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $74 million and $83 million as of June 30, 2020 and December 31, 2019, respectively;
•Balances related to debt of $5.551 billion and $5.549 billion as of June 30, 2020 and December 31, 2019, respectively; and
•Interest expense, net of $71 million and $71 million for the three months ended June 30, 2020 and 2019, respectively, and $146 million and $138 million for the six months ended June 30, 2020 and 2019, respectively.

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
We had working capital deficits of $10 million and $713 million as of June 30, 2020 and December 31, 2019, respectively, driven by current maturities of long term debt of $3 million and $603 million, respectively. We had a net derivative working capital surplus of $32 million as of June 30, 2020 and deficit of $26 million as of December 31, 2019.
As of June 30, 2020, we had $12 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2020	2019
	(millions)
Net cash provided by operating activities	$523	$546
Net cash used in investing activities	$(192)	$(446)
Net cash used in financing activities	$(305)	$(100)
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Operating Activities — Net cash provided by operating activities decreased $23 million in 2020 compared to the same period in 2019. The changes in net cash provided by operating activities are attributable to our net (loss) income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $254 million in 2020 compared to the same period in 2019, primarily as a result of lower capital expenditures due to completed or deferred capital projects and lower investments in unconsolidated affiliates, primarily related to the completion of construction of the Gulf Coast Express pipeline.
Financing Activities — Net cash used in financing activities increased $205 million in 2020 compared to the same period in 2019, primarily as a result of lower net proceeds of debt, partially offset by lower distributions paid to limited partners following our distribution reduction in the first quarter of 2020.
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $75 million and $95 million and expansion capital expenditures of between $150 million and $190 million. Expansion capital expenditures include the construction of the Cheyenne Connector pipeline.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $243 million and $309 million during the six months ended June 30, 2020 and 2019, respectively.
On July 21, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 14, 2020 to unitholders of record on July 31, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2020 to unitholders of record on September 1, 2020. The Series C distribution will be paid on October 15, 2020 to unitholders of record on October 1, 2020.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 15. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of June 30, 2020, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,318	$278	$1,882	$445	$5,713
Finance lease obligations	27	2	8	8	9
Operating lease obligations	114	13	46	26	29
Purchase obligations (b)	8,845	1,368	2,543	2,068	2,866
Other long-term liabilities (c)	160	—	33	3	124
Total	$17,464	$1,661	$4,512	$2,550	$8,741

(a) Includes interest payments on debt securities that have been issued. These interest payments are $278 million, $532 million, $445 million, and $1,788 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b) Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2020. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c) Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the June 30, 2020 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $31 million of Executive Deferred Compensation Plan contributions and $4 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of June 30, 2020, we had no items that were classified as off-balance sheet obligations.

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
Free Cash Flow — We define Free Cash Flow as Distributable Cash Flow, as defined above, less distributions to limited partners and the general partner, less distributions to noncontrolling interests, and less expansion capital expenditures and contributions to equity method investments. Expansion capital expenditures are cash expenditures to increase our cash flows, operating or earnings capacity. Expansion capital expenditures add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets.
Free Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, and is useful to investors and management as a measure of our ability to generate cash particularly in light of an ongoing transition in the midstream industry that has shifted investor focus from distribution growth to capital discipline, cost efficiency, and balance-sheet strength. Once business needs and obligations are met, including cash reserves to provide funds for distribution payments on our units and the proper conduct of our business, which includes cash reserves for future capital expenditures and anticipated credit needs, this cash can be used to reduce debt, reinvest in the company for future growth, or return to unitholders.

Our use of Free Cash Flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. Free Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Free Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of net income attributable to partners to gross margin:

Net income (loss) attributable to partners	$47	$119	$(503)	$194
Interest expense	71	73	149	142
Income tax expense	—	—	1	1
Operating and maintenance expense	148	182	301	360
Depreciation and amortization expense	93	101	192	204
General and administrative expense	51	68	107	135
Asset impairments	—	—	746	—
Restructuring costs	9	9	9	9
Other expense, net	5	1	8	6
Earnings from unconsolidated affiliates	(125)	(117)	(201)	(230)
Loss on sale of assets, net	—	5	—	14
Net income attributable to noncontrolling interests	1	1	2	2
Gross margin	$300	$442	$811	$837
Non-cash commodity derivative mark-to-market (a)	$(57)	$39	$77	$(15)

Reconciliation of segment net income attributable to partners to segment gross margin:

Logistics and Marketing segment:
Segment net income attributable to partners	$177	$185	$413	$332
Operating and maintenance expense	9	11	16	20
Depreciation and amortization expense	3	3	6	6
General and administrative expense	1	1	3	4
Other expense, net	4	1	4	1
Earnings from unconsolidated affiliates	(125)	(114)	(262)	(227)
Loss on sale of assets, net	—	1	—	10
Segment gross margin	$69	$88	$180	$146
Non-cash commodity derivative mark-to-market (a)	$5	$24	$47	$6

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$11	$90	$(634)	$157
Operating and maintenance expense	134	165	276	330
Depreciation and amortization expense	82	91	171	184
General and administrative expense	4	6	7	12
Asset impairments	—	—	746	—
Other (income) expense, net	(1)	—	2	5
(Earnings) losses from unconsolidated affiliates	—	(3)	61	(3)
Loss on sale of assets, net	—	4	—	4
Net income attributable to noncontrolling interests	1	1	2	2
Segment gross margin	$231	$354	$631	$691
Non-cash commodity derivative mark-to-market (a)	$(62)	$15	$30	$(21)
(a) Non-cash commodity derivative mark-to-market is included in gross margin and segment gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$177	$185	$413	$332
Non-cash commodity derivative mark-to-market	(5)	(24)	(47)	(6)
Depreciation and amortization expense, net of noncontrolling interest	3	3	6	6
Distributions from unconsolidated affiliates, net of earnings	37	15	47	21
Loss on sale of assets, net	—	1	—	10
Other expense	1	1	2	1
Adjusted segment EBITDA	$213	$181	$421	$364

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$11	$90	$(634)	$157
Non-cash commodity derivative mark-to-market	62	(15)	(30)	21
Depreciation and amortization expense, net of noncontrolling interest	81	91	170	183
Asset impairments	—	—	746	—
Loss on sale of assets, net	—	4	—	4
Distributions from unconsolidated affiliates, net of earnings	5	3	72	8
Other (income) expense	(1)	—	2	5
Adjusted segment EBITDA	$158	$173	$326	$378

(a) We recognized $2 million and $6 million for the three and six months ended June 30, 2020, respectively, and $3 million and $8 million of lower of cost or net realizable value adjustments during the three and six months ended June 30, 2019, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of updates to significant accounting policies discussed in Note 2 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2020 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of July 31, 2020 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2020 — December 2020	Natural Gas	(5,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.58-$2.59/MMBtu
January 2021 — December 2021	Natural Gas	(115,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.35-$2.43/MMBtu
January 2022 — December 2022	Natural Gas	(47,500) MMBtu/d	NYMEX Final Settlement Price (a)	$2.40-$2.54/MMBtu
July 2020 — December 2020	NGLs	(13,014) Bbls/d (d)	Mt.Belvieu (b)	$.51-$.62/Gal
January 2021 — December 2021	NGLs	(4,245) Bbls/d (d)	Mt.Belvieu (b)	$.53-$.60/Gal
July 2020 — December 2020	Crude Oil	(5,457) Bbls/d (d)	NYMEX crude oil futures (c)	$53.69-$61.09/Bbl
January 2021 — February 2022	Crude Oil	(2,537) Bbls/d (d)	NYMEX crude oil futures (c)	$52.47-$57.29/Bbl
(a) NYMEX final settlement price for natural gas futures contracts.
(b)The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2020:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2020	Natural Gas	12,076,186	MMBtu	$18	$1.46/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2020 - January 2021	Natural Gas	(19,155,000)	MMBtu	$1	$1.55-$3.00/MMBtu
July 2020 - January 2021	Natural Gas	7,080,000	MMBtu	$(1)	$1.48-$3.05/MMBtu

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019 and (b) Note 17 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference.

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
Ninth Supplemental Indenture, dated as of June 24, 2020, by and among DCP Midstream Operating, LP, DCP Midstream, LP, and The Bank of New York Mellon Trust Company, N.A. (attached as Exhibit 4.3 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 24, 2020).

4.2	*	Form of 5.625% Senior Notes due 2027 (included in Exhibit 4.1 hereto).
22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 6, 2020	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)