Form 10-Q
period 2020-09-30
DCP Midstream, LP
filed 2020-11-05
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 30, 2020, there were 208,351,528 common units representing limited partnership interests outstanding.
1

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and in our Annual Report on Form 10-K for the year ended December 31, 2019, including the following risks and uncertainties:

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
•the creditworthiness of our customers and the counterparties to our transactions, including the impact of bankruptcies;
•the amount of collateral we may be required to post from time to time in our transactions;
•industry changes, including consolidations, alternative energy sources, technological advances, infrastructure constraints and changes in competition;
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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$14	$1

Accounts receivable:
Trade, net of allowance for credit losses of $4 and $3 million, respectively	528	726
Affiliates	150	138
Other	16	14
Inventories	28	46
Unrealized gains on derivative instruments	91	32
Collateral cash deposits	21	111
Other	18	12
Total current assets	866	1,080
Property, plant and equipment, net	8,046	8,811
Goodwill	—	159
Intangible assets, net	46	61
Investments in unconsolidated affiliates	3,668	3,724
Unrealized gains on derivative instruments	40	2
Operating lease assets	83	107
Other long-term assets	165	183
Total assets	$12,914	$14,127
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$394	$638
Affiliates	119	100
Other	23	35
Current debt	504	603
Unrealized losses on derivative instruments	83	58
Accrued interest	73	80
Accrued taxes	68	65
Accrued wages and benefits	47	58
Capital spending accrual	4	28
Other	98	128
Total current liabilities	1,413	1,793
Long-term debt	5,244	5,321
Unrealized losses on derivative instruments	29	20
Deferred income taxes	30	30
Operating lease liabilities	76	88
Other long-term liabilities	240	242
Total liabilities	7,032	7,494
Commitments and contingent liabilities (see note 17)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	499	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,351,528 and 208,329,928 common units authorized, issued and outstanding, respectively)	5,100	5,861
Accumulated other comprehensive loss	(7)	(7)
Total partners’ equity	5,854	6,605
Noncontrolling interests	28	28
Total equity	5,882	6,633
Total liabilities and equity	$12,914	$14,127
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,204	$1,353	$3,378	$4,489
Sales of natural gas, NGLs and condensate to affiliates	262	246	653	880
Transportation, processing and other	109	101	330	326
Trading and marketing gains (losses), net	11	(1)	156	1
Total operating revenues	1,586	1,699	4,517	5,696
Operating costs and expenses:
Purchases and related costs	944	1,041	2,539	3,658
Purchases and related costs from affiliates	32	47	89	177
Transportation and related costs from affiliates	242	220	710	633
Operating and maintenance expense	146	187	447	547
Depreciation and amortization expense	92	100	284	304
General and administrative expense	66	66	173	201
Asset impairments	—	247	746	247
Other expense, net	4	—	12	6
Loss on sale of assets, net	—	—	—	14
Restructuring costs	—	2	9	11
Total operating costs and expenses	1,526	1,910	5,009	5,798
Operating income (loss)	60	(211)	(492)	(102)
Earnings from unconsolidated affiliates	130	114	331	344
Interest expense, net	(77)	(79)	(226)	(221)
Income (loss) before income taxes	113	(176)	(387)	21
Income tax expense	(1)	(1)	(2)	(2)
Net income (loss)	112	(177)	(389)	19
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Net income (loss) attributable to partners	111	(178)	(392)	16
Series A preferred limited partners' interest in net income (loss)	(9)	(9)	(28)	(28)
Series B preferred limited partners' interest in net income (loss)	(3)	(3)	(9)	(9)
Series C preferred limited partners' interest in net income (loss)	(3)	(3)	(7)	(7)
General partner’s interest in net income (loss)	—	(35)	—	(118)
Net income (loss) allocable to limited partners	$96	$(228)	$(436)	$(146)
Net income (loss) per limited partner unit — basic and diluted	$0.46	$(1.59)	$(2.09)	$(1.02)
Weighted-average limited partner units outstanding — basic	208.3	143.3	208.3	143.3
Weighted-average limited partner units outstanding — diluted	208.7	143.3	208.3	143.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Net income (loss)	$112	$(177)	$(389)	$19
Other comprehensive income:
Total other comprehensive income	—	—	—	—
Total comprehensive income (loss)	112	(177)	(389)	19
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Total comprehensive income (loss) attributable to partners	$111	$(178)	$(392)	$16
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2020	2019
	(millions)
OPERATING ACTIVITIES:
Net (loss) income	$(389)	$19
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	284	304
Earnings from unconsolidated affiliates	(331)	(344)
Distributions from unconsolidated affiliates	489	398
Net unrealized (gains) losses on derivative instruments	(66)	41
Loss on sale of assets, net	—	14
Asset impairments	746	247
Other, net	27	9
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	185	201
Inventories	13	10
Accounts payable	(230)	(181)
Other assets and liabilities	63	(81)
Net cash provided by operating activities	791	637
INVESTING ACTIVITIES:
Capital expenditures	(125)	(414)
Investments in unconsolidated affiliates	(107)	(326)
Distribution from unconsolidated affiliate	5	—
Proceeds from sale of assets	2	155
Net cash used in investing activities	(225)	(585)
FINANCING ACTIVITIES:
Proceeds from debt	3,958	4,705
Payments of debt	(4,137)	(4,246)
Distributions to preferred limited partners	(34)	(34)
Distributions to limited partners and general partner	(325)	(463)
Distributions to noncontrolling interests	(3)	(4)
Debt issuance costs	(8)	(9)
Other	(1)	—
Net cash used in financing activities	(550)	(51)
Net change in cash, cash equivalents and restricted cash	16	1
Cash, cash equivalents and restricted cash, beginning of period	1	1
Cash, cash equivalents and restricted cash, end of period	$17	$2

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2020	September 30, 2019
Cash and cash equivalents	$14	$2
Restricted cash included in other current assets	3	—
Total cash, cash equivalents, and restricted cash	$17	$2
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balance, January 1, 2020	$489	$156	$106	$5,861	$(7)	$28	$6,633
Net income (loss)	9	3	2	(564)	—	1	(549)
Distributions to unitholders	—	(3)	(2)	(162)	—	—	(167)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, March 31, 2020	$498	$156	$106	$5,135	$(7)	$28	$5,916
Net income	10	3	2	32	—	1	48
Distributions to unitholders	(18)	(3)	(2)	(81)	—	—	(104)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, June 30, 2020	$490	$156	$106	$5,086	$(7)	$28	$5,859
Net income	9	3	3	96	—	1	112
Distributions to unitholders	—	(3)	(3)	(82)	—	—	(88)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, September 30, 2020	$499	$156	$106	$5,100	$(7)	$28	$5,882
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
Three and Nine Months Ended September 30, 2020 and 2019
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of September 30, 2020, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2019 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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

4. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended September 30, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$437	$330	$(308)	$459
Sales of NGLs and condensate (a)	951	456	(400)	1,007
Transportation, processing and other	13	97	(1)	109
Trading and marketing gains (losses), net (b)	37	(26)	—	11
Total operating revenues	$1,438	$857	$(709)	$1,586

	Nine Months Ended September 30, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,203	$927	$(842)	$1,288
Sales of NGLs and condensate (a)	2,592	1,125	(974)	2,743
Transportation, processing and other	37	294	(1)	330
Trading and marketing gains, net (b)	114	42	—	156
Total operating revenues	$3,946	$2,388	$(1,817)	$4,517
(a)   Includes $303 million and $2,006 million for the three and nine months ended September 30, 2020, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of FASB ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606).
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
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

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
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $356 million as of September 30, 2020. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of four years as of September 30, 2020. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheets.
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheets:

September 30,
2020
(millions)
Balance, beginning of period	$33
Additions	3
Revenue recognized (a)	(1)
Balance, end of period	$35
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of September 30, 2020.

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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
LLC to the Partnership that are included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$39	$49	$121	$148
General and administrative expense	$43	$45	$113	$136
Restructuring costs	$—	$2	$9	$11
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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$247	$237	$616	$853
Purchases and related costs from affiliates	$15	$33	$52	$114
Transportation and related costs from affiliates	$26	$19	$70	$47
Operating and maintenance and general administrative expenses	$4	$3	$10	$10
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1	$—	$2	$—
Purchases and related costs from affiliates	$2	$6	$2	$19
Transportation and related costs from affiliates	$1	$—	$1	$1
Operating and maintenance and general administrative expenses	$—	$—	$1	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$14	$9	$35	$27
Transportation, processing, and other to affiliates	$3	$1	$9	$2
Purchases and related costs from affiliates	$15	$8	$35	$44
Transportation and related costs from affiliates	$215	$201	$639	$585

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
 We had balances with affiliates as follows:

	September 30, 2020	December 31, 2019
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$132	$117
Accounts payable	$43	$20
Other assets	$1	$—
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$18	$21
Accounts payable	$74	$78

7. Inventories
Inventories were as follows:

	September 30, 2020	December 31, 2019
	(millions)
Natural gas	$18	$19
NGLs	10	27
Total inventories	$28	$46
We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized $6 million of lower of cost or net realizable value adjustments for the nine months ended September 30, 2020 and $8 million of lower of cost or net realizable value adjustments during the nine months ended September 30, 2019.

8. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2020	December 31, 2019
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,659	$8,406
Processing, storage and terminal facilities	35 — 60 Years	4,948	5,305
Other	3 — 30 Years	583	585
Finance lease assets	3 — 6 Years	25	25
Construction work in progress		172	183
Property, plant and equipment		13,387	14,504
Accumulated depreciation		(5,341)	(5,693)
Property, plant and equipment, net		$8,046	$8,811
Capitalized interest on construction projects was $1 million and $3 million for the three and nine months ended September 30, 2020, respectively, and $2 million and $12 million for the three and nine months ended September 30, 2019, respectively.
Depreciation expense was $90 million and $98 million for the three months ended September 30, 2020 and 2019, respectively, and $279 million and $298 million for the nine months ended September 30, 2020 and 2019, respectively.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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
The carrying amount of goodwill in each of our reportable segments was as follows:

	As of September 30, 2020			As of September 30, 2019
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, beginning of period	$159	$—	$159	$159	$72	$231
Impairment	(159)	—	(159)	—	(35)	(35)
Dispositions	—	—	—	—	(37)	(37)
Balance, end of period	$—	$—	$—	$159	$—	$159

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	September 30,	December 31,
	2020	2019
	(millions)
Gross carrying amount	$145	$145
Accumulated amortization	(88)	(84)
Accumulated impairment	(11)	—
Intangible assets, net	$46	$61

10. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2020	December 31, 2019
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,742	$1,764
DCP Southern Hills Pipeline, LLC	66.67%	732	738
Front Range Pipeline LLC	33.33%	201	206
Gulf Coast Express LLC	25.00%	438	449
Texas Express Pipeline LLC	10.00%	97	101
Mont Belvieu Enterprise Fractionator	12.50%	27	27
Mont Belvieu 1 Fractionator	20.00%	7	9
Discovery Producer Services LLC	40.00%	248	322
Cheyenne Connector	50.00%	153	83
Panola Pipeline Company, LLC	15.00%	21	22
Other	Various	2	3
Total investments in unconsolidated affiliates		$3,668	$3,724

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$73	$72	$221	$212
DCP Southern Hills Pipeline, LLC	19	17	59	62
Front Range Pipeline LLC	9	7	29	23
Gulf Coast Express LLC	17	8	49	8
Texas Express Pipeline LLC	4	3	13	12
Mont Belvieu Enterprise Fractionator	4	3	10	10
Mont Belvieu 1 Fractionator	3	3	9	11
Discovery Producer Services LLC (a)	(3)	1	(63)	4
Cheyenne Connector	3	—	3	—
Other	1	—	1	2
Total earnings from unconsolidated affiliates	$130	$114	$331	$344
(a) See Note 11 for further discussion.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Statements of operations:
Operating revenue	$523	$438	$1,560	$1,291
Operating expenses	$196	$167	$572	$520
Net income	$326	$271	$985	$771

	September 30, 2020	December 31, 2019
	(millions)
Balance sheets:
Current assets	$347	$463
Long-term assets	7,564	7,546
Current liabilities	(165)	(231)
Long-term liabilities	(258)	(252)
Net assets	$7,488	$7,526

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
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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

The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$59	$32	$—	$91	$13	$15	$4	$32
Long-term assets:
Commodity derivatives	$16	$20	$4	$40	$1	$1	$—	$2
Long-term investments	$14	$1	$—	$15	$—	$—	$—	$—
Current liabilities:
Commodity derivatives	$(37)	$(45)	$(1)	$(83)	$(15)	$(42)	$(1)	$(58)
Long-term liabilities:
Commodity derivatives	$(13)	$(15)	$(1)	$(29)	$(2)	$(15)	$(3)	$(20)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended September 30, 2020 (a):
Beginning balance	$1	$—	$(3)	$(4)
Net unrealized (losses) gains included in earnings	(1)	4	(1)	3
Transfers out of Level 3	—	—	2	—
Settlements	—	—	1	—
Ending balance	$—	$4	$(1)	$(1)
Net unrealized gains on derivatives still held included in earnings	$—	$4	$1	$3
Three months ended September 30, 2019 (a):
Beginning balance	$8	$2	$(1)	$—
Net unrealized gains (losses) included in earnings	7	(1)	1	(5)
Transfers out of Level 3	(8)	—	—	—
Settlements	(2)	—	(1)	—
Ending balance	$5	$1	$(1)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$3	$(1)	$—	$(5)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Nine months ended September 30, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized (losses) gains included in earnings	(1)	8	8	2
Transfers out of Level 3	—	(4)	—	—
Settlements	(3)	—	(8)	—
Ending balance	$—	$4	$(1)	$(1)
Net unrealized (losses) gains on derivatives still held included in earnings	$(2)	$4	$(1)	$1
Nine months ended September 30, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings	7	(1)	—	(6)
Transfers out of Level 3	(7)	—	—	3
Settlements	(9)	—	(1)	—
Ending balance	$5	$1	$(1)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$5	$1	$(1)	$(5)
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and nine months ended September 30, 2020 and 2019.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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

	September 30, 2020
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
Natural gas	$4	Market approach	Longer dated forward curve prices	$1.90-$2.68	$1.86	Per MMBtu
Liabilities
NGLs	$(2)	Market approach	Longer dated forward curve prices	$0.14-$0.89	$0.43	Per gallon
(a) Unobservable inputs were weighted by the instrument's notional amounts.
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of September 30, 2020 and December 31, 2019, the carrying value and fair value of our total debt, including current maturities, were as follows:

	September 30, 2020		December 31, 2019
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,761	$5,632	$5,936	$6,130
(a) Excludes unamortized issuance costs and finance lease liabilities.

12. Leases
We have operating leases for transportation agreements, office space, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 21 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our condensed consolidated balance sheet as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	Location in Condensed Consolidated Balance Sheet	As of
		September 30, 2020	December 31, 2019
		(millions)
Assets
Operating lease assets	Operating lease assets	$83	$107
Finance lease assets	Property, plant and equipment	25	25
Total right of use assets		108	132

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$24	$24
Finance lease liabilities	Current debt	4	3
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$76	$88
Finance lease liabilities	Long-term debt	23	22
Total lease liabilities		$127	$137
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
		(millions)
Operating lease cost	Operating and maintenance expense	$7	$6	$21	$17
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	1	—	2	—
Interest on lease liabilities	Interest expense	1	—	1	—
Variable lease cost	Operating and maintenance expense	2	2	5	5
Short term lease cost	Operating and maintenance expense	1	2	3	4
Total lease cost		$12	$10	$32	$26

Maturities of operating and finance lease liabilities under non-cancelable leases as of September 30, 2020 are as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	Future Minimum Lease Payments as of September 30, 2020
	Operating Leases	Finance Leases
	(millions)
2020 - remainder	$7	$1
2021	26	5
2022	22	5
2023	18	5
2024	11	6
Thereafter	30	11
Total lease payments	$114	$33
Less imputed interest	(14)	(6)
Total lease liabilities	$100	$27
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2020	2019
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20	$18
Operating cash flows from finance leases	3	—
Financing cash flows from finance leases	1	—
Right-of-use assets obtained in exchange for operating lease obligations:	$6	$33
Right-of-use assets obtained in exchange for finance lease obligations:	$5	$5

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	5 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	3.00%	4.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
13. Debt

	September 30, 2020	December 31, 2019
	(millions)
Senior notes:
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	$—	$600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	—
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, weighted-average variable interest rate of 1.510%, as of September 30, 2020, due December 2024	125	200
Accounts receivable securitization facility:
Accounts receivable securitization facility, weighted-average variable interest rate of 1.050% as of September 30, 2020, due August 2022	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	18	19
Unamortized issuance costs	(40)	(37)
Unamortized discount, net	(7)	(8)
Finance lease liabilities	27	25
Total debt	5,748	5,924
Current finance lease liabilities	4	3
Current debt	500	600
Total long-term debt	$5,244	$5,321
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
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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
The Credit Agreement allows for unrestricted cash and cash equivalents to be netted against consolidated indebtedness for purposes of calculating the Partnership’s Consolidated Leverage Ratio (as defined in the Credit Agreement). Additionally, under the Credit Agreement, the Consolidated Leverage Ratio of the Partnership as of the end of any fiscal quarter shall not exceed 5.00 to 1.0; provided that, if there is a Qualified Acquisition (as defined in the Credit Agreement), the maximum Consolidated Leverage Ratio shall not exceed 5.50 to 1.0 at the end of the three consecutive fiscal quarters, including the fiscal quarter in which the Qualified Acquisition occurs.
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
As of September 30, 2020, we had unused borrowing capacity of $1,265 million, net of $125 million of outstanding borrowings and $10 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,265 million as of September 30, 2020. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
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
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of September 30, 2020, DCP Receivables had $614 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

The maturities of our debt as of September 30, 2020 are as follows:

Debt Maturities
(millions)
2021	$500
2022	700
2023	500
2024	125
Thereafter	3,925
Total debt	$5,750

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
Collateral
As of September 30, 2020, we had cash deposits of $21 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of September 30, 2020, we held letters of credit of $51 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	September 30, 2020			December 31, 2019
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$131	$—	$131	$34	$—	$34
Liabilities:
Commodity derivatives	$(112)	$—	$(112)	$(78)	$—	$(78)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2020 and December 31, 2019.

Balance Sheet Line Item	September 30, 2020	December 31, 2019	Balance Sheet Line Item	September 30, 2020	December 31, 2019
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$91	$32	Unrealized losses on derivative instruments — current	$(83)	$(58)
Unrealized gains on derivative instruments — long-term	40	2	Unrealized losses on derivative instruments — long-term	(29)	(20)
Total	$131	$34	Total	$(112)	$(78)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2020:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Net deferred (losses) gains in AOCI (ending balance)	$(2)	$(6)	$1	$(7)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	$—	$(1)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2020:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
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

For the nine months ended September 30, 2020 and 2019, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Realized gains	$22	$25	$90	$42
Unrealized (losses) gains	(11)	(26)	66	(41)
Trading and marketing gains (losses), net	$11	$(1)	$156	$1
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	September 30, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2020	(253,000)	(14,287,500)	(932,160)	5,600,000
2021	(791,000)	(65,332,500)	(8,471,590)	(735,000)
2022	(43,000)	(21,900,000)	(1,486,842)	12,775,000
2023	—	—	(1,440,000)	7,300,000
2024	—	—	(1,440,000)	7,630,000
2025	—	—	(960,000)	1,365,000

	September 30, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2019	(549,000)	(21,679,350)	(13,139,076)	2,135,000
2020	(1,391,000)	(5,145,900)	(17,677,943)	18,507,500
2021	(154,000)	—	(5,381,993)	3,650,000
2022	—	—	(1,140)	8,212,500
2023	—	—	—	7,300,000

15. Partnership Equity and Distributions
Common Units — During the nine months ended September 30, 2020 and 2019, we issued no common units pursuant to our at-the-market program.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
Distributions — The following table presents our cash distributions paid in 2020 and 2019:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162
November 14, 2019	$0.78	$155
August 14, 2019	$0.78	$154
May 15, 2019	$0.78	$155
February 14, 2019	$0.78	$154

Distributions to Series A Preferred unitholders
June 15, 2020	$36.875	$18
December 16, 2019	$36.875	$19
June 17, 2019	$36.875	$18

Distributions to Series B Preferred unitholders
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3
December 16, 2019	$0.4922	$4
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3

Distributions to Series C Preferred unitholders
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2
October 15, 2019	$0.4969	$2
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2

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
There were 319,350 restricted phantom units outstanding as of September 30, 2020 that were excluded from the calculation of diluted net loss per unit for the nine months ended September 30, 2020 because including them would have been anti-dilutive. We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For units granted during 2020, we have the ability and intent to settle vested units through the issuance of common units.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
Basic and diluted net income per limited partner unit was calculated as follows for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions, except per unit amounts)

Net income (loss) attributable to limited partners	$96	$(228)	$(436)	$(146)
Weighted average limited partner units outstanding, basic	208,342,746	143,322,121	208,334,185	143,318,943
Dilutive effects of nonvested restricted phantom units	319,350	—	—	—
Weighted average limited partner units outstanding, diluted	208,662,096	143,322,121	208,334,185	143,318,943
Net income (loss) per limited partner unit, basic	$0.46	$(1.59)	$(2.09)	$(1.02)
Net income (loss) per limited partner unit, diluted	$0.46	$(1.59)	$(2.09)	$(1.02)

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
Environment, Health and Safety — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to the environment, health and safety. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, health and safety standards applicable to workers and the public, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs; (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations; (iii) state and federal regulatory officials regarding the emission of greenhouse gases and other air emissions, which could impose regulatory burdens and increase the cost of our operations; and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
The following pending proceedings involve governmental authorities under federal, state, and local laws regulating the discharge of materials into the environment. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect to our results of operations, financial position, or cash flows:

•In 2018, the New Mexico Environment Department (“NMED”) issued two separate Notices of Violation (“NOV”) relating to upset and malfunction event emissions at two of our gas processing plants. Following information exchanges and discussions with NMED regarding the events and the propriety of the alleged violations, in February 2019 we entered into preliminary settlement agreements to resolve the alleged violations under each NOV for administrative penalties approximating $150,000 and $142,000, respectively, which, to date, have not been consummated. Subsequently, in August 2020, NMED issued an Administrative Compliance Order (the “August ACO”) alleging that emissions at four of our natural gas processing plants, inclusive of the two gas processing plants subject to the aforementioned NOVs, exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from May of 2017 through August 2018. The factual allegations and asserted penalties underlying the foregoing NOVs were incorporated into the August ACO, which asserts an administrative civil penalty of approximately $3.3 million for those emissions events and others at the four gas processing plants during the stated period of time. We intend to challenge the allegations and asserted penalties in the August ACO based on legal limitations, including that emissions in exceedance of permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the August ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

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

•In June 2020, NMED issued an Administrative Compliance Order (the “June ACO”) alleging that emissions at several of our field compression sites exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns between 2018 to the first half of 2019. The June ACO asserts an administrative civil penalty of approximately $5.3 million. We intend to challenge the allegations and asserted penalties based on legal limitations, including that emissions in exceedance of permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the June ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

18. Restructuring Costs

In April 2020, we announced a reduction in force of 15%, which resulted in $9 million of nonrecurring expense for the nine months ended September 30, 2020. We do not expect to incur any significant additional expense in relation to the reduction in force.

19. Business Segments
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Adjusted gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The following tables set forth our segment information:
Three Months Ended September 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,438	$857	$—	$(709)	$1,586
Adjusted gross margin (a)	$88	$280	$—	$—	$368
Operating and maintenance expense	(8)	(135)	(3)	—	(146)
General and administrative expense	(1)	(8)	(57)	—	(66)
Depreciation and amortization expense	(3)	(82)	(7)	—	(92)
Other expense, net	(2)	(2)	—	—	(4)
Earnings (loss) from unconsolidated affiliates	132	(2)	—	—	130
Interest expense	—	—	(77)	—	(77)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$206	$51	$(145)	$—	$112
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$206	$50	$(145)	$—	$111
Non-cash derivative mark-to-market	$28	$(39)	$—	$—	$(11)
Capital expenditures	$1	$13	$9	$—	$23
Investments in unconsolidated affiliates, net	$12	$—	$—	$—	$12

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

Nine Months Ended September 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,946	$2,388	$—	$(1,817)	$4,517
Adjusted gross margin (a)	$268	$911	$—	$—	$1,179
Operating and maintenance expense	(24)	(411)	(12)	—	(447)
General and administrative expense	(4)	(15)	(154)	—	(173)
Depreciation and amortization expense	(9)	(253)	(22)	—	(284)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(6)	(4)	(2)	—	(12)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	394	(63)	—	—	331
Interest expense	—	—	(226)	—	(226)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$619	$(581)	$(427)	$—	$(389)
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$619	$(584)	$(427)	$—	$(392)
Non-cash derivative mark-to-market	$75	$(9)	$—	$—	$66
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$2	$112	$11	$—	$125
Investments in unconsolidated affiliates, net	$102	$—	$—	$—	$102

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)
Three Months Ended September 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,509	$916	$—	$(726)	$1,699
Adjusted gross margin (a)	$61	$330	$—	$—	$391
Operating and maintenance expense	(9)	(172)	(6)	—	(187)
General and administrative expense	(2)	(5)	(59)	—	(66)
Depreciation and amortization expense	(4)	(88)	(8)	—	(100)
Asset impairments	(35)	(212)	—	—	(247)
Restructuring costs	—	—	(2)	—	(2)
Earnings from unconsolidated affiliates	113	1	—	—	114
Interest expense	—	—	(79)	—	(79)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$124	$(146)	$(155)	$—	$(177)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$124	$(147)	$(155)	$—	$(178)
Non-cash derivative mark-to-market	$(21)	$(5)	$—	$—	$(26)
Capital expenditures	$3	$99	$4	$—	$106
Investments in unconsolidated affiliates, net	$56	$—	$—	$—	$56

Nine Months Ended September 30, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$5,167	$3,228	$—	$(2,699)	$5,696
Adjusted gross margin (a)	$207	$1,021	$—	$—	$1,228
Operating and maintenance expense	(29)	(502)	(16)	—	(547)
General and administrative expense	(6)	(17)	(178)	—	(201)
Depreciation and amortization expense	(10)	(272)	(22)	—	(304)
Asset impairments	(35)	(212)	—	—	(247)
Other expense, net	(1)	(5)	—	—	(6)
Loss on sale of assets, net	(10)	(4)	—	—	(14)
Restructuring costs	—	—	(11)	—	(11)
Earnings from unconsolidated affiliates	340	4	—	—	344
Interest expense	—	—	(221)	—	(221)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$456	$13	$(450)	$—	$19
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$456	$10	$(450)	$—	$16
Non-cash derivative mark-to-market	$(15)	$(26)	$—	$—	$(41)
Non-cash lower of cost or net realizable value adjustments	$8	$—	$—	$—	$8
Capital expenditures	$28	$375	$11	$—	$414
Investments in unconsolidated affiliates, net	$326	$—	$—	$—	$326

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2020 and 2019 - (Continued)
(Unaudited)

	September 30,	December 31,
	2020	2019
	(millions)
Segment long-term assets:
Gathering and Processing	$7,851	$8,904
Logistics and Marketing	3,968	3,848
Other (b)	229	295
Total long-term assets	12,048	13,047
Current assets	866	1,080
Total assets	$12,914	$14,127

(a) Adjusted gross margin consists of total operating revenues, including commodity derivative activity, less purchases and related costs. Adjusted gross margin is viewed as a non-GAAP financial measure under the rules of the SEC, but is included as a supplemental disclosure because it is a primary performance measure used by management as it represents the results of product sales versus product purchases. As an indicator of our operating performance, adjusted gross margin should not be considered an alternative to, or more meaningful than, net income, net cash provided by operating activities or gross margin as determined in accordance with GAAP. Our adjusted gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted gross margin in the same manner.
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

20. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$222	$204
Cash paid for income taxes, net of income tax refunds	$2	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$5	$21
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$—	$84
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$11	$38

21. Subsequent Events
On October 16, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 13, 2020 to unitholders of record on October 30, 2020.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2020 to unitholders of record on December 1, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2020 to unitholders of record on December 1, 2020. The Series C distribution will be paid on January 15, 2021 to unitholders of record on January 4, 2021.

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

General Trends and Outlook
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. A further downturn in global economic growth, or recessionary conditions in major geographic regions, will lead to continued reduced demand for gas and NGLs and negatively affect the market prices of our products, further materially and adversely affecting our business, results of operations and liquidity. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is anticipated to be temporary, but there is uncertainty around the extent and duration. We have experienced a negative effect on our results of operations during 2020 due to industry conditions and the economic impact of the COVID-19 pandemic. Management anticipates that our results of operations will continue to be negatively affected by the industry and economic impact of the COVID-19 pandemic for the remainder of 2020 and beyond, however, the degree to which these factors will impact our business remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
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
To address the extraordinary and volatile market conditions, we reduced our quarterly distribution by 50% starting with the first quarter of 2020, resulting in $325 million of cash we are using to reduce leverage and strengthen our balance sheet. Additionally, we continue to focus on cost reductions of approximately $120 million and a reduction of growth capital expenditures by $400 million during 2020.
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
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be affected by, among other things, reduced drilling activity, severe weather disruptions, operational outages and ethane rejection. Due to the COVID-19 pandemic, there has been a significant, unprecedented reduction in global demand for crude oil. This critical demand destruction has led to commodity price declines and storage capacity constraints. As a result, we expect meaningful volume declines in certain regions to continue to affect our earnings as producers reduce capital expenditures.
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
•We have focused cost reduction efforts.
•We have a well-defined and targeted multi-year hedging program.
•We manage our disciplined capital growth program with a significant focus on fee-based agreements and projects with long-term volume outlooks.
•We believe we have a solid capital structure and balance sheet.
•We believe we have access to sufficient capital to fund our growth including excess distribution coverage and divestitures.
During 2020, our strategic objectives continue to focus on maintaining stable Distributable Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Distributable Cash Flows”) from our existing assets and executing on opportunities to sustain our long-term Distributable Cash Flows. We believe the key elements to stable Distributable Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Distributable Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.

In response to our commitment to reduce growth capital spend in 2020, the majority of our growth projects have been deferred and will be re-evaluated in the future. The following growth projects is currently underway will not be deferred:
•Within our Gathering and Processing Segment, DCP has moved the Latham 2 offload project to the end of 2020. The delay will not hinder DCP's ability to meet minimum volume commitments effective January 1, 2021. The Latham 2 offload will add up to 225 MMcf/d of incremental DJ Basin processing capacity.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $75 million and $95 million and expansion capital expenditures of between $150 million and $190 million, however we will exceed the high end of the expansion capital expenditures range. Expansion capital expenditures include the construction of the Cheyenne Connector pipeline, which went into service in the second quarter of 2020.

Recent Events
Common and Preferred Distributions
On October 16, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 13, 2020 to unitholders of record on October 30, 2020.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2020 to unitholders of record on December 1, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2020 to unitholders of record on December 1, 2020. The Series C distribution will be paid on January 15, 2021 to unitholders of record on January 4, 2021.

Results of Operations

Consolidated Overview
The following table and discussion is a summary of our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2020 vs. 2019		Variance Nine Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,438	$1,509	$3,946	$5,167	$(71)	(5)%	$(1,221)	(24)%
Gathering and Processing	857	916	2,388	3,228	(59)	(6)%	(840)	(26)%
Inter-segment eliminations	(709)	(726)	(1,817)	(2,699)	(17)	(2)%	(882)	(33)%
Total operating revenues	1,586	1,699	4,517	5,696	(113)	(7)%	(1,179)	(21)%
Purchases and related costs
Logistics and Marketing	(1,350)	(1,448)	(3,678)	(4,960)	(98)	(7)%	(1,282)	(26)%
Gathering and Processing	(577)	(586)	(1,477)	(2,207)	(9)	(2)%	(730)	(33)%
Inter-segment eliminations	709	726	1,817	2,699	(17)	(2)%	(882)	(33)%
Total purchases	(1,218)	(1,308)	(3,338)	(4,468)	(90)	(7)%	(1,130)	(25)%
Operating and maintenance expense	(146)	(187)	(447)	(547)	(41)	(22)%	(100)	(18)%
Depreciation and amortization expense	(92)	(100)	(284)	(304)	(8)	(8)%	(20)	(7)%
General and administrative expense	(66)	(66)	(173)	(201)	—	—%	(28)	(14)%
Asset impairments	—	(247)	(746)	(247)	(247)	*	499	*
Other expense, net	(4)	—	(12)	(6)	4	*	6	100%
Loss on sale of assets, net	—	—	—	(14)	—	—%	(14)	*
Restructuring costs	—	(2)	(9)	(11)	(2)	*	(2)	(18)%
Earnings from unconsolidated affiliates (b)	130	114	331	344	16	14%	(13)	(4)%
Interest expense	(77)	(79)	(226)	(221)	(2)	(3)%	5	2%
Income tax expense	(1)	(1)	(2)	(2)	—	—%	—	—%
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Net income (loss) attributable to partners	$111	$(178)	$(392)	$16	$289	*	$(408)	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$88	$61	$268	$207	$27	44%	$61	29%
Gathering and Processing	280	330	911	1,021	(50)	(15)%	(110)	(11)%
Total adjusted gross margin	$368	$391	$1,179	$1,228	$(23)	(6)%	$(49)	(4)%

Non-cash commodity derivative mark-to-market	$(11)	$(26)	$66	$(41)	$(15)	(58)%	$107	*
NGL pipelines throughput (MBbls/d) (d)	680	598	678	634	82	14%	44	7%
Gas pipelines throughput (TBtu/d) (d)	1.05	0.25	0.85	0.25	0.8	*	0.6	*
Natural gas wellhead (MMcf/d) (d)	4,364	4,957	4,597	4,920	(593)	(12)%	(323)	(7)%
NGL gross production (MBbls/d) (d)	406	406	394	421	—	—%	(27)	(6)%
* Percentage change is not meaningful.
(a) Operating revenues include the impact of trading and marketing gains (losses), net.
(b) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(c) Adjusted gross margin consists of total operating revenues less purchases and related costs. Segment adjusted gross margin for each segment consists of total operating revenues for that segment, less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(d) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Total Operating Revenues — Total operating revenues decreased $113 million in 2020 compared to 2019, primarily as a result of the following:
•$71 million decrease for our Logistics and Marketing segment, primarily due to lower gas and NGL sales volumes, partially offset by favorable commodity prices, favorable commodity derivative activity and an increase in transportation, processing and other; and
•$59 million decrease for our Gathering and Processing segment, primarily due to decreased volumes in the Midcontinent and South regions and unfavorable commodity derivative activity, partially offset by increased sales volumes from growth projects in the DJ Basin, increased volumes in the Permian region, and an increase in transportation, processing and other.
These decreases were partially offset by:
•$17 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower gas and NGL sales volumes, partially offset by favorable commodity prices.
Total Purchases — Total purchases decreased $90 million in 2020 compared to 2019, primarily as a result of the following:
•$98 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$9 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$17 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, South and Midcontinent regions and lower ad valorem taxes, primarily due to asset sales.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2020 compared to 2019, primarily as a result of asset dispositions and asset impairments.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions and goodwill in our Marysville reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019 and the Cheyenne Connector pipeline coming online in the second quarter 2020.
Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners increased in 2020 compared to 2019 for the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $23 million in 2020 compared to 2019, primarily as a result of the following:
•$50 million decrease for our Gathering and Processing segment, primarily related to unfavorable commodity derivative activity, lower commodity prices and decreased margins and volumes in the South region and lower volumes in the Midcontinent region, partially offset by increased volumes and margins in the North and Permian regions, partially offset by
•$27 million increase for our Logistics and Marketing segment, primarily related to favorable commodity derivative activity, the DJ Basin Southern Hills extension, higher gas storage margins and an increase in NGL pipeline margins, partially offset by lower gas marketing margins due to less favorable commodity spreads primarily associated with the Guadalupe pipeline in 2020, and a decrease in NGL marketing margins.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Total Operating Revenues — Total operating revenues decreased $1,179 million in 2020 compared to 2019, primarily as a result of the following:
•$1,221 million decrease for our Logistics and Marketing segment, primarily due to lower commodity prices and lower NGL sales volumes, partially offset by favorable commodity derivative activity and higher gas sales volumes; and
•$840 million decrease for our Gathering and Processing segment, primarily due to lower commodity prices and decreased volumes in the Midcontinent and South regions, partially offset by increased volume from growth projects in the DJ Basin, favorable commodity derivative activity and an increase in transportation, processing and other.
These decreases were partially offset by:
•$882 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices and lower NGL sales volumes, partially offset by higher gas sales volumes.
Total Purchases — Total purchases decreased $1,130 million in 2020 compared to 2019, primarily as a result of the following:
•$1,282 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$730 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$882 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, Midcontinent and South regions and lower ad valorem taxes, primarily due to asset sales.
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
Other Expense, net — Other expense, net in 2020 primarily relates to asset write-offs.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2020 compared to 2019, primarily as a result of an impairment in our equity investment in Discovery, partially offset by the Gulf Coast Express pipeline coming online in the third quarter of 2019, increased long haul volumes on the Sand Hills pipeline, higher throughput on the Front Range pipeline and the Cheyenne Connector pipeline coming online in the second quarter of 2020.

Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners decreased in 2020 compared to 2019 for the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $49 million in 2020 compared to 2019, primarily as a result of the following:
•$110 million decrease for our Gathering and Processing segment, primarily related to lower commodity prices and lower margins and volumes in the South region and lower volumes in the Midcontinent region, partially offset by favorable commodity derivative activity, increased volumes from growth projects in the DJ Basin and increased volumes in the Permian region, partially offset by
•$61 million increase for our Logistics and Marketing segment, primarily related to favorable commodity derivative activity, the DJ Basin Southern Hills extension, higher gas storage margins and higher NGL marketing and pipeline margins, partially offset by lower gas margins due to less favorable commodity spreads primarily associated with the Guadalupe pipeline in 2020, the sale of our wholesale propane business in 2019 and decreased NGL storage margins.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and nine months ended September 30, 2020 and 2019:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$73	$72	$221	$212
DCP Southern Hills Pipeline, LLC	19	17	59	62
Front Range Pipeline LLC	9	7	29	23
Gulf Coast Express LLC	17	8	49	8
Texas Express Pipeline LLC	4	3	13	12
Mont Belvieu Enterprise Fractionator	4	3	10	10
Mont Belvieu 1 Fractionator	3	3	9	11
Discovery Producer Services LLC	(3)	1	(63)	4
Cheyenne Connector	3	—	3	—
Other	1	—	1	2
Total earnings from unconsolidated affiliates	$130	$114	$331	$344

Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020 (a)	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$91	$80	$260	$237
DCP Southern Hills Pipeline, LLC	28	25	76	77
Front Range Pipeline LLC	12	9	38	24
Gulf Coast Express LLC	20	5	61	5
Texas Express Pipeline LLC	6	4	17	12
Mont Belvieu Enterprise Fractionator	4	3	10	7
Mont Belvieu 1 Fractionator	3	3	10	13
Discovery Producer Services LLC	1	10	12	21
Cheyenne Connector	3	—	3	—
Other	1	—	2	2
Total distributions from unconsolidated affiliates	$169	$139	$489	$398
(a) Excludes a $5 million distribution from unconsolidated affiliate that is reflected in investing activities in the statement of cash flows.

Results of Operations — Logistics and Marketing Segment

Operating Data
				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
System	Approximate System Length (Miles)	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,410	333	—	307	—	313	—
Southern Hills pipeline	950	128	—	104	—	99	—
Front Range pipeline	450	87	—	57	—	58	—
Texas Express pipeline	600	37	—	20	—	20	—
Other NGL pipelines (a)	1,110	310	—	192	—	188	—
Gulf Coast Express pipeline	500	—	500	—	0.50	—	0.50
Guadalupe pipeline	600	—	245	—	0.25	—	0.25
Cheyenne Connector	70	—	300	—	0.30	—	0.10
Pipelines total	5,690	895	1,045	680	1.05	678	0.85
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2020 vs. 2019		Variance Nine Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$1,388	$1,513	$3,795	$5,153	$(125)	(8)%	$(1,358)	(26)%
Transportation, processing and other	13	11	37	35	2	18%	2	6%
Trading and marketing gains (losses), net	37	(15)	114	(21)	52	*	135	*
Total operating revenues	1,438	1,509	3,946	5,167	(71)	(5)%	(1,221)	(24)%
Purchases and related costs	(1,350)	(1,448)	(3,678)	(4,960)	(98)	(7)%	(1,282)	(26)%
Operating and maintenance expense	(8)	(9)	(24)	(29)	(1)	(11)%	(5)	(17)%
Depreciation and amortization expense	(3)	(4)	(9)	(10)	(1)	(25)%	(1)	(10)%
General and administrative expense	(1)	(2)	(4)	(6)	(1)	(50)%	(2)	(33)%
Asset impairments	—	(35)	—	(35)	(35)	*	(35)	*
Other expense, net	(2)	—	(6)	(1)	2	*	5	*
Earnings from unconsolidated affiliates (a)	132	113	394	340	19	17%	54	16%
Loss on sale of assets, net	—	—	—	(10)	—	—%	(10)	*
Segment net income attributable to partners	$206	$124	$619	$456	$82	66%	$163	36%
Other data:
Segment adjusted gross margin (b)	$88	$61	$268	$207	$27	44%	$61	29%
Non-cash commodity derivative mark-to-market	$28	$(21)	$75	$(15)	$49	*	$90	*
NGL pipelines throughput (MBbls/d) (c)	680	598	678	634	82	14%	44	7%
Gas pipelines throughput (TBtu/d) (c)	1.05	0.25	0.85	0.25	0.8	*	0.6	*
* Percentage change is not meaningful.

(a) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.
(b) Adjusted gross margin consists of total operating revenues less purchases and related costs. Segment adjusted gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Total Operating Revenues — Total operating revenues decreased $71 million in 2020 compared to 2019, primarily as a result of the following:
•$199 million decrease attributable to lower gas and NGL sales volumes.
This decrease was partially offset by:
•$74 million increase as a result of favorable commodity prices before the impact of derivative activity;
•$52 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $49 million due to movements in forward prices of commodities in 2020 and an increase in realized cash settlement gains of $3 million; and
•$2 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $98 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Asset Impairments —Asset impairments in 2019 relate to goodwill allocated to the Marysville reporting unit.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019 and the Cheyenne Connector pipeline coming online in the second quarter 2020.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $27 million in 2020 compared to 2019, primarily as a result of the following:
•$52 million increase as a result of commodity derivative activity discussed above;
•$3 million increase as a result of the DJ Basin Southern Hills extension; and
•$2 million increase as a result of other NGL pipelines margins.
These increases were partially offset by:
•$24 million decrease, primarily as a result of decreased gas marketing margins due to less favorable commodity spreads in 2020; and
•$6 million decrease as a result of decreased NGL marketing margins.

NGL Pipelines Throughput — NGL pipelines throughput increased in 2020 compared to 2019, primarily as a result of the addition of the DJ Basin Southern Hills extension and increased volumes on the other NGL pipelines and the Front Range pipeline, partially offset by decreased throughput on the Sand Hills pipeline.
Gas Pipelines Throughput — Gas throughput increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019 and the Cheyenne Connector pipeline coming online in the second quarter 2020.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Total Operating Revenues — Total operating revenues decreased $1,221 million in 2020 compared to 2019, primarily as a result of the following:

•$1,173 million decrease as a result of lower commodity prices before the impact of derivative activity; and
•$184 million decrease attributable to lower NGL sales volumes, partially offset by higher gas sales volumes.
These decreases were partially offset by:
•$135 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $90 million due to movements in forward prices of commodities in 2020 and an increase in realized cash settlement gains of $45 million.
Purchases and Related Costs — Purchases and related costs decreased $1,282 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, as a result of focused cost reduction efforts.
Asset Impairments — Asset impairments in 2019 relate to goodwill allocated to the Marysville reporting unit.
Other Expense, net — Other expense, net primarily relates to pipeline linefill adjustments.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019, the Cheyenne Connector pipeline coming online in the second quarter 2020 and increased long haul volumes on the Sand Hills pipeline.
Loss on Sale of Assets, net — The loss on sale of assets, net in 2019 represents the sale of our wholesale propane business and other non-core assets.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $61 million in 2020 compared to 2019, primarily as a result of the following:
•$135 million increase as a result of commodity derivative activity as discussed above;
•$8 million increase as a result of the DJ Basin Southern Hills extension;
•$5 million increase as a result of gas storage margins; and
•$4 million increase as a result of other NGL marketing and pipeline margins.
These increases were partially offset by:
•$80 million decrease primarily as a result of decreased gas marketing margins due to less favorable commodity spreads in 2020;
•$6 million decrease as a result of the sale of our wholesale propane business in 2019; and
•$5 million decrease as a result of decreased NGL storage margins.
NGL Pipelines Throughput — NGL pipelines throughput increased in 2020 compared to 2019, primarily as a result of the addition of the DJ Basin Southern Hills extension and increased volumes on the other NGL pipelines and the Front Range pipeline, partially offset by decreased throughput on the Southern Hills and Sand Hills pipelines.
Gas Pipelines Throughput — Gas throughput increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019 and the Cheyenne Connector pipeline coming online in the second quarter 2020.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,580	1,506	126	1,547	124
Permian	10	15,500	1,200	975	118	1,000	113
Midcontinent	6	24,500	1,110	834	71	879	67
South	10	7,000	2,120	1,049	91	1,171	90
Total	39	51,000	6,010	4,364	406	4,597	394

(a) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead volume and NGL production.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2020 vs. 2019		Variance Nine Months 2020 vs. 2019
	2020	2019	2020	2019	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$786	$811	$2,052	$2,914	$(25)	(3)%	$(862)	(30)%
Transportation, processing and other	97	91	294	292	6	7%	2	1%
Trading and marketing (losses) gains, net	(26)	14	42	22	(40)	*	20	91%
Total operating revenues	857	916	2,388	3,228	(59)	(6)%	(840)	(26)%
Purchases and related costs	(577)	(586)	(1,477)	(2,207)	(9)	(2)%	(730)	(33)%
Operating and maintenance expense	(135)	(172)	(411)	(502)	(37)	(22)%	(91)	(18)%
Depreciation and amortization expense	(82)	(88)	(253)	(272)	(6)	(7)%	(19)	(7)%
General and administrative expense	(8)	(5)	(15)	(17)	3	60%	(2)	(12)%
Asset impairments	—	(212)	(746)	(212)	212	*	534	*
Other expense, net	(2)	—	(4)	(5)	2	*	(1)	(20)%
Loss on sale of assets, net	—	—	—	(4)	—	*	(4)	*
(Loss) earnings from unconsolidated affiliates (a)	(2)	1	(63)	4	(3)	*	(67)	*
Segment net income (loss)	51	(146)	(581)	13	197	*	(594)	*
Segment net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Segment net income (loss) attributable to partners	$50	$(147)	$(584)	$10	$197	*	$(594)	*
Other data:
Segment adjusted gross margin (b)	$280	$330	$911	$1,021	$(50)	(15)%	$(110)	(11)%
Non-cash commodity derivative mark-to-market	$(39)	$(5)	$(9)	$(26)	34	*	$17	65%
Natural gas wellhead (MMcf/d) (c)	4,364	4,957	4,597	4,920	(593)	(12)%	(323)	(7)%
NGL gross production (MBbls/d) (c)	406	406	394	421	—	—%	(27)	(6)%
* Percentage change is not meaningful.
(a) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities.

(b) Adjusted gross margin consists of total operating revenues less purchases and related costs. Segment adjusted gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and throughput volumes and NGL production.

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

Total Operating Revenues — Total operating revenues decreased $59 million in 2020 compared to 2019, primarily as a result of the following:
•$109 million decrease primarily as a result of decreased sales volumes in the Midcontinent and South regions; and
•$40 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $34 million due to movements in forward prices of commodities in 2020 and a decrease in realized cash settlement gains of $6 million.
These decreases were partially offset by:
•$71 million increase primarily as a result of increased sales volumes from growth projects in the DJ Basin and increased volumes in the Permian region;
•$13 million increase attributable to higher commodity prices before the impact of derivative activity; and
•$6 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $9 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, Midcontinent and South regions and lower ad valorem taxes, primarily due to asset sales.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2020 compared to 2019, primarily as a result of asset dispositions and asset impairments.
Asset Impairments — Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $50 million in 2020 compared to 2019, primarily as a result of the following:
•$40 million decrease as a result of commodity derivative activity as discussed above;
•$8 million decrease as a result of lower commodity prices; and
•$2 million decrease primarily as a result of lower volumes and margins in the South region and lower volumes in the Midcontinent region, partially offset by increased volumes and margins in the North and Permian regions.
Total Wellhead — Natural gas wellhead decreased in 2020 compared to 2019, reflecting lower volumes in the South and Midcontinent regions, partially offset by increased volumes in the DJ Basin and the Permian region.
NGL Gross Production — NGL gross production remained flat in 2020 compared to 2019, primarily as a result of decreased volumes in the Midcontinent and South regions, offset by increased volumes in the DJ Basin and the Permian region, and ethane recovery across all regions.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Total Operating Revenues — Total operating revenues decreased $840 million in 2020 compared to 2019, primarily as a result of the following:

•$797 million decrease attributable to lower commodity prices, before the impact of derivative activity; and
•$276 million decrease primarily as a result of decreased volumes in the Midcontinent and South regions.
These decreases were partially offset by:
•$211 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian region;
•$20 million increase as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative losses of $17 million due to movements in forward prices of commodities in 2020 as well as an increase in realized cash settlement gains of $3 million; and
•$2 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $730 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs in the Permian, Midcontinent and South regions and lower ad valorem taxes, primarily due to asset sales.
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
(Loss) Earnings from Unconsolidated Affiliates — (Loss) earnings from unconsolidated affiliates primarily relates to an impairment of our equity investment in Discovery.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $110 million in 2020 compared to 2019, primarily as a result of the following:
•$131 million decrease as a result of lower commodity prices.
This decrease was partially offset by:
•$20 million increase as a result of commodity derivative activity as discussed above; and
•$1 million primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian region, partially offset by lower margins and volumes in the South region and lower volumes in the Midcontinent region.
Total Wellhead — Natural gas wellhead decreased in 2020 compared to 2019 reflecting lower volumes in the Midcontinent and South regions, partially offset by increased volumes in the DJ Basin and the Permian region.
NGL Gross Production — NGL gross production decreased in 2020 compared to 2019, primarily as a result of decreased volumes in the Midcontinent and South regions, partially offset by increased volumes in the DJ Basin and the Permian region.

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
To address the extraordinary and volatile market conditions, we reduced our quarterly distribution by 50% starting with the first quarter of 2020, resulting in $325 million of cash we are using to reduce leverage and strengthen our balance sheet. Additionally, we continue to focus on cost reductions of approximately $120 million and a reduction of growth capital expenditures by $400 million during 2020.
We believe that cash generated from these sources and actions will be sufficient to meet our short-term working capital requirements, long-term capital expenditures and quarterly cash distributions for the next twelve months.
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

Credit Agreement — As of September 30, 2020, we had unused borrowing capacity of $1,265 million, net of $10 million of letters of credit and $125 million in borrowings under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. As of October 30, 2020, we had approximately $1,390 million of unused borrowing capacity under the Credit Agreement, net of $10 million of letters of credit and $0 million of borrowings under the Credit Agreement.

Accounts Receivable Securitization Facility — As of September 30, 2020, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, and debt securities.
In October 2020, we filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program to replace the expired shelf registration statement. During the nine months ended September 30, 2020, we did not issue any common units pursuant to now expired registration statement and subsequent to September 30, 2020, we did not issue any common units pursuant to the new registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Therefore, the Company is no longer presenting condensed consolidating financial information for its parent guarantor, subsidiary issuer, and non-guarantor subsidiaries. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $75 million and $83 million as of September 30, 2020 and December 31, 2019, respectively;
•Balances related to debt of $5.398 billion and $5.549 billion as of September 30, 2020 and December 31, 2019, respectively; and
•Interest expense, net of $75 million and $77 million for the three months ended September 30, 2020 and 2019, respectively, and $221 million and $215 million for the nine months ended September 30, 2020 and 2019, respectively.

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
When we enter into commodity swap contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis.
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
We had working capital deficits of $547 million and $713 million as of September 30, 2020 and December 31, 2019, respectively, driven by current maturities of long term debt of $504 million and $603 million, respectively. We had a net derivative working capital surplus of $8 million as of September 30, 2020 and deficit of $26 million as of December 31, 2019.
As of September 30, 2020, we had $14 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2020	2019
	(millions)
Net cash provided by operating activities	$791	$637
Net cash used in investing activities	$(225)	$(585)
Net cash used in financing activities	$(550)	$(51)
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Operating Activities — Net cash provided by operating activities increased $154 million in 2020 compared to the same period in 2019. The changes in net cash provided by operating activities are attributable to our net (loss) income adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $360 million in 2020 compared to the same period in 2019, primarily as a result of lower capital expenditures due to completed or deferred capital projects and lower investments in unconsolidated affiliates, primarily related to the completion of construction of the Gulf Coast Express pipeline, partially offset by asset divestitures in 2019.
Financing Activities — Net cash used in financing activities increased $499 million in 2020 compared to the same period in 2019, primarily as a result of higher net payments of debt, partially offset by lower distributions paid to limited partners following our distribution reduction in the first quarter of 2020.
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2020 plan includes sustaining capital expenditures of between $75 million and $95 million and expansion capital expenditures of between $150 million and $190 million, however we will exceed the high end of the expansion capital expenditures range. Expansion capital expenditures include the construction of the Cheyenne Connector pipeline.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $325 million and $463 million during the nine months ended September 30, 2020 and 2019, respectively.
On October 16, 2020, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 13, 2020 to unitholders of record on October 30, 2020.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2020 to unitholders of record on December 1, 2020.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and 0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2020 to unitholders of record on December 1, 2020. The Series C distribution will be paid on January 15, 2021 to unitholders of record on January 4, 2021.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 15. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of September 30, 2020, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,239	$792	$1,360	$1,269	$4,818
Finance lease obligations	33	1	10	11	11
Operating lease obligations	114	7	48	29	30
Purchase obligations (b)	7,983	1,332	2,398	1,802	2,451
Other long-term liabilities (c)	162	—	33	14	115
Total	$16,531	$2,132	$3,849	$3,125	$7,425

(a) Includes interest payments on debt securities that have been issued. These interest payments are $292 million, $510 million, $444 million, and $1,718 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b) Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of September 30, 2020. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c) Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the September 30, 2020 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $33 million of Executive Deferred Compensation Plan contributions and $5 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of September 30, 2020, we had no items that were classified as off-balance sheet obligations.

Reconciliation of Non-GAAP Measures
Adjusted Gross Margin and Segment Adjusted Gross Margin — In addition to net income, we view our adjusted gross margin as an important performance measure of the core profitability of our operations. We review our adjusted gross margin monthly for consistency and trend analysis.
We define adjusted gross margin as total operating revenues, less purchases and related costs, and we define segment adjusted gross margin for each segment as total operating revenues for that segment less purchases and related costs for that segment. Our adjusted gross margin equals the sum of our segment adjusted gross margins. Adjusted gross margin and segment adjusted gross margin are primary performance measures used by management, as these measures represent the results of product sales and purchases, a key component of our operations. As an indicator of our operating performance, adjusted gross margin and segment adjusted gross margin should not be considered an alternative to, or more meaningful than, operating revenues, gross margin, segment gross margin, net income or loss, net income or loss attributable to partners, operating income, net cash provided by operating activities or any other measure of financial performance presented in accordance with GAAP.
We believe adjusted gross margin provides useful information to our investors because our management views our adjusted gross margin and segment adjusted gross margin as important performance measures that represent the results of product sales and purchases, a key component of our operations. We review our adjusted gross margin and segment adjusted gross margin monthly for consistency and trend analysis. We believe that investors benefit from having access to the same financial measures that management uses in evaluating our operating results.
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
Our adjusted gross margin, segment adjusted gross margin, adjusted EBITDA and adjusted segment EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate these measures in the same manner. The accompanying schedules provide reconciliations of adjusted gross margin, segment adjusted gross margin and adjusted segment EBITDA to their most directly comparable GAAP financial measures.

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
Excess Free Cash Flow — We define Excess Free Cash Flow as Distributable Cash Flow, as defined above, less distributions to limited partners and the general partner, less expansion capital expenditures, net of reimbursable projects, and contributions to equity method investments and certain other items. Expansion capital expenditures are cash expenditures to increase our cash flows, operating or earnings capacity. Expansion capital expenditures add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets.
Excess Free Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, and is useful to investors and management as a measure of our ability to generate cash particularly in light of an ongoing transition in the midstream industry that has shifted investor focus from distribution growth to capital discipline, cost efficiency, and balance-sheet strength. Once business needs and obligations are met, including cash reserves to provide funds for distribution payments on our units and the proper conduct of our business, which includes cash reserves for future capital expenditures and anticipated credit needs, this cash can be used to reduce debt, reinvest in the company for future growth, or return to unitholders.

Our definition of Excess Free Cash Flow is limited in that it does not represent residual cash flows available for discretionary expenditures. Therefore, we believe the use of Excess Free Cash Flow for the limited purposes described above and in this report is not a substitute for net cash flows provided by operating activities, which is the most comparable GAAP measure. Excess Free Cash Flow may not be comparable to a similarly titled measure of another company because other entities may not calculate Excess Free Cash Flow in the same manner.

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$1,586	$1,699	$4,517	$5,696
Cost of revenues
Purchases and related costs	944	1,041	2,539	3,658
Purchases and related costs from affiliates	32	47	89	177
Transportation and related costs from affiliates	242	220	710	633
Depreciation and amortization expense	92	100	284	304
Gross margin	276	291	895	924
Depreciation and amortization expense	92	100	284	304
Adjusted gross margin	$368	$391	$1,179	$1,228
Earnings from unconsolidated affiliates	$130	$114	$331	$344
Non-cash commodity derivative mark-to-market (a)	$(11)	$(26)	$66	$(41)

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$1,438	$1,509	$3,946	$5,167
Cost of revenues
Purchases and related costs	1,350	1,448	3,678	4,960
Depreciation and amortization expense	3	4	9	10
Segment gross margin	85	57	259	197
Depreciation and amortization expense	3	4	9	10
Segment adjusted gross margin	$88	$61	$268	$207
Earnings from unconsolidated affiliates	$132	$113	$394	$340
Non-cash commodity derivative mark-to-market (a)	$28	$(21)	$75	$(15)

Gathering and Processing segment:
Operating revenues	$857	$916	$2,388	$3,228
Cost of revenues
Purchases and related costs	577	586	1,477	2,207
Depreciation and amortization expense	82	88	253	272
Segment gross margin	198	242	658	749
Depreciation and amortization expense	82	88	253	272
Segment adjusted gross margin	$280	$330	$911	$1,021
(Loss) earnings from unconsolidated affiliates	$(2)	$1	$(63)	$4
Non-cash commodity derivative mark-to-market (a)	$(39)	$(5)	$(9)	$(26)

(a) Non-cash commodity derivative mark-to-market is included in adjusted gross margin and segment adjusted gross margin, along with cash settlements for our commodity derivative contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$206	$124	$619	$456
Non-cash commodity derivative mark-to-market	(28)	21	(75)	15
Depreciation and amortization expense, net of noncontrolling interest	3	4	9	10
Distributions from unconsolidated affiliates, net of earnings	35	16	82	37
Loss on sale of assets, net	—	—	—	10
Asset impairments	—	35	—	35
Other expense	—	—	2	1
Adjusted segment EBITDA	$216	$200	$637	$564

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$50	$(147)	$(584)	$10
Non-cash commodity derivative mark-to-market	39	5	9	26
Depreciation and amortization expense, net of noncontrolling interest	82	88	252	271
Asset impairments	—	212	746	212
Loss on sale of assets, net	—	—	—	4
Distributions from unconsolidated affiliates, net of earnings	4	9	76	17
Other expense	1	—	3	5
Adjusted segment EBITDA	$176	$167	$502	$545

(a) We recognized $6 million of lower of cost or net realizable value adjustments for the nine months ended September 30, 2020 and $8 million of lower of cost or net realizable value adjustments during the nine months ended September 30, 2019.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of updates to significant accounting policies discussed in Note 2 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For an in-depth discussion of our market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of October 30, 2020 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
October 2020 — December 2020	Natural Gas	(172,500) MMBtu/d	NYMEX Final Settlement Price (a)	$2.58-$2.95/MMBtu
January 2021 — December 2021	Natural Gas	(160,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.35-$2.99/MMBtu
January 2022 — December 2022	Natural Gas	(80,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.40-$2.71/MMBtu
October 2020 — December 2020	NGLs	(13,014) Bbls/d (d)	Mt.Belvieu (b)	$.51-$.62/Gal
January 2021 — December 2021	NGLs	(4,574) Bbls/d (d)	Mt.Belvieu (b)	$.53-$.60/Gal
October 2020 — December 2020	Crude Oil	(3,721) Bbls/d (d)	NYMEX crude oil futures (c)	$42.34-$59.43/Bbl
January 2021 — February 2022	Crude Oil	(2,537) Bbls/d (d)	NYMEX crude oil futures (c)	$52.47-$57.29/Bbl
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

Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$3
Natural gas prices	$0.10	MMBtu	$6
Crude oil prices	$1.00	Barrel	$2
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of September 30, 2020:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

September 30, 2020	Natural Gas	11,945,892	MMBtu	$18	$1.51/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

October 2020 — February 2021	Natural Gas	(28,560,000)	MMBtu	$(3)	$1.82-$3.41/MMBtu
October 2020 — February 2021	Natural Gas	16,255,000	MMBtu	$(1)	$2.01-$3.41/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of September 30, 2020:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
October 2020 — December 2024	Natural Gas	(115,570,000)	MMBtu	$—	$0.06-$0.10/MMBtu
October 2020 — September 2025	Natural Gas	143,030,000	MMBtu	$25	$0.45-$0.82/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective October 30, 2020, Mr. John Zuklic resigned from the Board of Directors (the “Board”) of DCP Midstream GP, LLC (the “General Partner”), the general partner of the general partner of DCP Midstream, LP (the “Company”). Mr. Zuklic served on the Board as a designee of Phillips 66, which owns 50% of DCP Midstream, LLC (“DCP Midstream”), the sole member of the General Partner. Mr. Zuklic’s resignation from the Board was not because of a disagreement on any matter relating to the Company’s operations, policies, or practices and was in connection with his departure from Phillips 66. Phillips 66 has not yet appointed a replacement to serve as its designee on the Board to fill the vacancy created by the resignation of Mr. Zuklic.

DCP Midstream owns 100% of the General Partner, which allows it to control the Company, and also owns approximately 57% of the Company. DCP Midstream is a joint venture equally owned by Enbridge and Phillips 66. For relationships among the Company, the General Partner, and DCP Midstream and its affiliates, see Item 13 “Certain Relationships and Related Transactions, and Director Independence”, which is incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2020.

Item 6. Exhibits

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

22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and nine months ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: November 5, 2020	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)