Form 10-K
period 2020-12-31
DCP Midstream, LP
filed 2021-02-19
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
1

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2020, was approximately $1,023,412,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2020.

As of February 17, 2021, there were 208,360,311 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None
2

DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our $1.4 billion unsecured revolving credit facility, maturing December 9, 2024
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
IDR	incentive distribution right
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
Railroad Commission	the Railroad Commission of Texas
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2022
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Annual report on Form 10-K for the year ended December 31, 2020, including the following risks and uncertainties:

•the impact resulting from the COVID-19 pandemic and disruption to economies around the world including the oil, gas and NGL industry in which we operate and the resulting adverse impact on our business, liquidity, commodity prices, workforce, third-party and counterparty effects and resulting federal, state and local actions;
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
•our ability to access the debt and equity markets and the resulting cost of capital, which will depend on general market conditions, our financial and operating results, inflation rates, interest rates, our ability to comply with the covenants in our Credit Agreement or other credit facilities, and the indentures governing our notes, as well as our ability to maintain our credit ratings;
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
The diagram below depicts our organizational structure as of December 31, 2020.

PHILLIPS 66
ENBRIDGE
50%
Membership Interest
50%
Membership Interest
DCP Midstream, LLC (Owner of the General Partner)
Membership Interest
DCP Midstream GP, LLC
Public Unitholders
Limited Partner Interest
General Partner Interest
43.5%
Limited Partner Interest
24.4%
Limited Partner Interest
DCP Midstream GP, LP (General Partner)
100%
Preferred Series A Limited Partner Interest
100%
Preferred Series B Limited Partner Interest
32.1%
Limited Partner Interest
General Partner Interest
100%
Preferred Series C Limited Partner Interest
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
Organic Growth. We intend to use our strategic asset base in the United States and our position as one of the largest processors of natural gas, and as one of the largest producers and marketers of NGLs in the United States, as a platform for future growth. We plan to grow our business by constructing new NGL and natural gas pipeline infrastructure and expanding existing infrastructure.
Strategic Partnerships and Acquisitions. We intend to pursue economically attractive and strategic partnership and acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and areas of operation.

OUR COMPETITIVE STRENGTHS

We are one of the largest processors of natural gas and one of the largest producers and marketers of NGLs in the United States. In 2020, our total wellhead volume was approximately 4.6 Bcf/d of natural gas and we produced an average of approximately 400 MBbls/d of NGLs. We provide natural gas gathering services to the wellhead, and leverage our strategic footprint to extend the value chain through our integrated NGL and natural gas pipelines and marketing infrastructure. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services to move natural gas and NGLs from wellhead to market, and creates value for our customers. We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
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
Strategically Located Gas Gathering and Processing Operations.  Our assets are strategically located in areas with the potential for increasing our wellhead volumes and cash flow generation. We have operations in some of the largest producing regions in the United States including the DJ Basin, Midcontinent, Permian Basin, and Eagle Ford. In addition, we operate one of the largest portfolios of natural gas processing plants in the United States. Our gathering systems and processing plants are connected to numerous key natural gas pipeline systems that provide producers with access to a variety of natural gas market hubs.
Stable Cash Flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. The long term growth in our fee-based earnings will reduce the impact of unhedged margins. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps. As of December 31, 2020, we were approximately 70% fee-based.
Established Relationships with Oil, Natural Gas and Petrochemical Companies. We have long-term relationships with many of our suppliers and customers, and we expect that we will continue to benefit from these relationships.
Digital Transformation. We are driving workforce efficiencies through automation, improving safety and decreasing emissions via real-time monitoring and predictive analytics and optimizing margins while increasing cost efficiencies.
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

Our NGL pipelines transport NGLs from natural gas processing plants to fractionation facilities, petrochemical plants and a third party underground NGL storage facility. Our pipelines provide transportation services to customers primarily on a fee basis. Therefore, the results of operations for this business are generally dependent upon the volume of product transported and the level of fees charged to customers. The volumes of NGLs transported on our pipelines are dependent on the level of production of NGLs from processing plants connected to our NGL pipelines. When natural gas prices are high relative to NGL prices, it is less profitable to recover NGLs from natural gas because of the higher value of natural gas compared to the value of NGLs. As a result, we have experienced periods, and will likely experience periods in the future, when higher relative natural gas prices reduce the volume of NGLs produced at plants connected to our NGL pipelines.
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
The following is operating data for our Logistics and Marketing segment:

Operating Data
					Year Ended December 31, 2020
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)(b)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,410	—	333	—	299	—	—
Southern Hills pipeline	950	—	128	—	101	—	—
Front Range pipeline	450	—	87	—	58	—	—
Texas Express pipeline	600	—	37	—	20	—	—
Other NGL pipelines (a)	1,110	—	310	—	183	—	—
Gulf Coast Express pipeline	500	—	—	500	—	0.50	—
Guadalupe pipeline	600	—	—	245	—	0.25	—
Cheyenne Connector	70	—	—	300	—	0.30	—
Mont Belvieu fractionators	—	2	—	—	—	—	55
Pipelines total	5,690	2	895	1,045	661	1.05	55
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
(b) Represents average throughput for full year 2020. Cheyenne Connector was placed in service June 2020 and had an average throughput of .3 TBtu/d for the fourth quarter of 2020.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, is a common carrier pipeline that provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub. In August of this year Sand Hills placed into service a lateral pipeline to Sweeny Fractionator, increasing delivery capabilities by 300 Mbp/d, to coincide with the addition of P66's new Fractionator 2 and 3.
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, provides takeaway service from the Midcontinent to fractionation facilities at the Mont Belvieu, Texas market hub.
Front Range Pipeline LLC, or the Front Range pipeline, an interstate NGL pipeline in which we own a 33.33% interest, originates in the DJ Basin and extends to Skellytown, Texas. The Front Range pipeline connects to our O'Connor plants, Lucerne 1, Lucerne 2, and Mewbourn plants, as well as third party plants in the DJ Basin. Enterprise Products Partners L.P., or

Enterprise, is the operator of the pipeline. The Front Range expansion was placed into service in the first quarter of 2020 and added additional capacity of 100 MBbls.
Texas Express Pipeline LLC, or the Texas Express pipeline, an intrastate NGL pipeline in which we own a 10% interest, originates near Skellytown in Carson County, Texas, and extends to Enterprise's natural gas liquids fractionation and storage complex at Mont Belvieu, Texas. The pipeline also provides access to other third party facilities in the area. Enterprise is the operator of the pipeline. The Texas Express expansion was placed into service in the first quarter of 2020 and added additional capacity of 90 MBbls.
The Southern Hills, Sand Hills, Texas Express, and Front Range pipelines have in place long-term, fee-based transportation agreements, a portion of which are ship-or-pay, with us as well as third party shippers. These NGL pipelines collect fee-based transportation revenue under regulated tariffs.
Gas Pipelines
Gulf Coast Express LLC, or the Gulf Coast Express pipeline, an intrastate natural gas pipeline in which we own a 25% interest, originates from the Waha area in West Texas to Agua Dulce, in Nueces County, Texas. Kinder Morgan is the operator of the pipeline. The Gulf Coast Express pipeline is fully subscribed under long-term transportation contracts with us and third party shippers.
The Guadalupe pipeline is an intrastate natural gas pipeline that provides us access to market centers/hubs including Waha, Texas, Katy, Texas and the Houston Ship Channel and is used primarily in our natural gas asset based trading activities. We may transport volumes for third party shippers using our available capacity in the future.
Cheyenne Connector, LLC, or the Cheyenne Connector is an interstate natural gas pipeline in which we own a 50% interest, which provides residue gas takeaway from the DJ Basin to the Rockies Express Cheyenne Hub, just south of the Colorado-Wyoming border. Tallgrass Energy is the operator of the Cheyenne Connector. The Cheyenne Connector is fully subscribed under long-term transportation contracts with us and third party shippers and was placed into service in June 2020.
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
Our Spindletop natural gas storage facility is located in Texas and plays an important role in our ability to act as a full-service natural gas marketer. The facility has capacity for residue gas of approximately 12 Bcf. We may lease a portion of the facility’s capacity to third-party customers, and use the balance to manage relatively constant natural gas supply volumes with uneven demand levels, provide “backup” service to our customers and support our asset-based trading activities. Our asset based trading activities are designed to realize margins related to fluctuations in commodity prices, time spreads and basis differentials and to maximize the value of our storage facility.
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
Gathering and Processing Segment
General
Our Gathering and Processing segment consists of a geographically diverse complement of assets and ownership interests that provide a varied array of wellhead to market services for our producer customers in Alabama, Colorado, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Wyoming. These services include gathering, compressing, treating, and processing natural gas, producing and fractionating NGLs, and recovering condensate. Our Gathering and Processing segment’s operations are organized into four regions: North, Permian, Midcontinent and South. Our geographic diversity helps to mitigate our natural gas supply risk in that we are not tied to one natural gas resource type or producing area. We believe our current geographic mix of assets is an important factor for the maintenance and long term growth of overall volumes and cash flow for this segment. Our assets are positioned in certain areas with active drilling programs and opportunities for organic growth.
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
We own or operate 39 active natural gas processing plants including an interest in a plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).

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
During 2020, total wellhead volume on our assets was approximately 4.6 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that we expect will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and by contracting with undedicated producers who are operating in or around our gathering footprint. During 2020, the combined NGL production from our processing facilities was approximately 400 MBbls/d and was delivered and sold into various NGL takeaway pipelines.
The following is operating data for our Gathering and Processing segment by region:

Operating Data
				Year ended December 31, 2020
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	4,000	1,580	1,537	126
Midcontinent	6	24,500	1,110	860	68
Permian	10	15,400	1,200	1,004	116
South	10	7,000	2,120	1,157	90
Total	39	50,900	6,010	4,558	400
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

North Region

Asset Type
Fractionator, Active
Plant, Active
Plant, Idle
NGL Pipeline
Natural Gas Pipeline
Weld
Cheyenne Connector
Lucerne I & II
Grand Parkway
Greeley
Larimer
O'Connor I & II
Mewbourn
Platteville
Mewbourn 3
Roggen
Boulder
Spindle
Adams
Front Range
DJ Southern
Hills Extension
Arapahoe
Wattenberg
Collbran
CO
Mesa
Warner
Turtle Lk
South Chester
Michigan

Our North region primarily consists of our DJ Basin system. We have a broad network of gathering, compression, treating, and processing facilities in Weld County, Colorado that provide significant optionality and flexibility.
At the end of the fourth quarter the Latham 2 Offload was placed into service, which added up to 225 MMcf/d of committed, incremental DJ Basin processing capacity.
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Southern Hills, Front Range and Texas Express pipelines, and to the Conway hub in Bushton, Kansas via our Wattenberg pipeline. We have added additional NGL takeaway for our producer customers through the expansions of the Texas Express and Front Range pipelines. We have also added additional gas takeaway through the Cheyenne Connector.

Midcontinent Region

Asset Type
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline
Wattenberg
Conway
Front Range
Southern Hills DJ Extension
Mississippi Lime
National Helium
Sherhan
Anadarko Basin
Cimarron
Kingfisher
Okarche
STACK
Southern Hills
Chitwood
SCOOP
Sholem
Texas Express

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

Permian Region

Midland Basin
Artesia
Zia II
Linam Ranch
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
Our gathering and processing assets in the Permian region provide NGL takeaway service via our Sand Hills pipeline, to fractionation facilities along the Gulf Coast and to the Mont Belvieu hub. The Guadalupe pipeline provides gas takeaway from Waha to Katy, Texas. Through our ownership interest in the Gulf Coast Express pipeline we provide additional gas takeaway in the region.

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
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011(the Pipeline Safety and Job Creations Act) reauthorized funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules proposed by DOT’s PHMSA address many areas of this legislation. PHMSA currently indicates that a final rule will be published later in 2021. Extending the integrity management requirements to our gathering lines would impose additional obligations on us and could add material cost to our operations.
The Pipeline Safety and Job Creation Act requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The legislation gave PHMSA civil penalty authority up to $213,268 per day per violation, with a maximum of $2,132,679 for any related series of violations. Any material penalties or fines under these or other statutes, rules, regulations or orders could have a material adverse impact on our business, financial condition, results of operation and cash flows.
On December 21, 2020, the U.S. Congress passed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (the 2020 Act). The Act reauthorizes the federal pipeline safety program through September 30, 2023, and establishes annual funding levels through 2023. The 2020 Act also requires PHMSA to issue new rules for gas pipeline leak detection and repair programs and idle pipelines, and issue final rulemakings for gas gathering lines, class location changes, and the definition of unusually sensitive areas. The 2020 Act establishes additional due process requirements applicable to PHMSA enforcement actions, authorizes a new declaratory order proceeding, and obligates PHMSA to consider an operator’s self-report in assessing a civil penalty.
On January 11, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 C.F.R. Parts 191 and 192. Although the effective date of the Final Rule is March 12, 2021, PHMSA provided a deferred compliance date of

October 1, 2021. Among other changes, the Part 192 changes include provisions allowing operators to remotely monitor cathodic protection rectifier stations, provided that they perform annual testing by physical inspection of the rectifier. The Final Rule also adjusts the monetary property damage threshold in the definition of an “incident” from $50,000 to $122,000 to account for inflation, with a commitment to update the threshold annually using a defined formula. The Final Rule incorporates certain industry standards for construction of plastic pipes and changes test factors for pressure vessels.
We are currently evaluating any changes to our program to reflect the 2020 Act and the Final Rule, including costs. We currently estimate we will incur approximately $84 million between 2021 and 2025 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines, but will revise this estimate to reflect any final gas gathering rule that is promulgated. We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act, and to the extent we make changes to our program to reflect the 2020 Act, we expect to be in material compliance by the effective date of October 1, 2021.
States are largely preempted by federal law from regulating pipeline safety, but may assume responsibility for enforcing intrastate pipeline regulations at least as stringent as the federal standards. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we or the entities in which we own an interest operate. Our natural gas transmission and regulated gathering pipelines have ongoing inspection and compliance programs designed to keep the facilities in compliance with pipeline safety and pollution control requirements.
In addition, we are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes, whose purpose is to protect the health and safety of workers, both generally and within the pipeline industry. In addition, the OSHA hazard communication standard, the Environmental Protection Agency, or EPA, community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require that information be maintained concerning hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We and the entities in which we own an interest are also subject to OSHA Process Safety Management and EPA Risk Management Program regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals. The OSHA regulations apply to any process that involves a chemical at or above specified thresholds, or any process that involves flammable liquid or gas, pressurized tanks, caverns and wells holding or handling these materials in quantities in excess of 10,000 pounds at various locations. Flammable liquids stored in atmospheric tanks at temperatures below the normal boiling point of the liquids without the benefit of chilling or refrigeration are exempt from these standards. The EPA regulations have similar applicability thresholds. We implement these safety programs, and we have an internal program of inspection designed to monitor and enforce compliance with worker safety requirements. We believe that we are in compliance in all material respects with all applicable laws and regulations relating to worker health and safety.
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
Under the NGA and the National Environmental Policy Act of 1969, FERC has broad authority to approve the construction of new interstate natural gas pipeline facilities, including imposing environmental conditions on certificates of public convenience and necessity. New pipeline infrastructure projects could face increased scrutiny and enhanced regulatory reviews by federal, state and/or environmental regulators due to an increased focus on climate change policies and the fossil fuel industry. While we do not currently have projects pending that are subject to material risk, any governmental or regulatory actions that place additional burdens and/or costs on future projects, could adversely impact our ability to develop new infrastructure.
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
In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables common carrier pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2020, the indexing methodology for the five years beginning July 1, 2021 was changed to be the Producer Price Index for Finished Goods plus 0.78%. The previous 5-year index was the Producer Price Index for Finished Goods plus 1.23%. The FERC decision establishing the new index is subject to multiple rehearing requests challenging the methodology. If FERC reconsiders the methodology as a result of the rehearing requests, the index effective July 1, 2021, could be substantially decreased. We cannot anticipate the outcome of the proceeding. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. The ceiling levels calculated for our interstate NGL pipelines are typically increased each year pursuant to the indexing methodology, but may be subject to decrease, which occurred in 2016 and resulted in the decrease in the tariff rates for many such pipelines. The index effective July 1, 2021 may be negative based on estimates of the Producer’s Price Index for Finished Goods. The ceiling levels for our interstate NGL pipelines may be decreased as a result.
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
•requiring changes or additions to our equipment or facilities, or changes to our operations, pursuant to government-promulgated regulations to protect the environment, including air quality;
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
Failure to comply with these laws and regulations may trigger a variety of administrative, civil, or potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, potential citizen lawsuits, and the issuance of orders enjoining or affecting current or future operations. Certain environmental statutes impose strict liability or joint and several liability for costs required to clean up and restore sites where hazardous substances, or in some cases hydrocarbons, have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for property damage or personal injury allegedly caused by the release of substances or other waste products into the environment.
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
Impact of Air Quality Standards and Climate Change

A number of states have adopted or considered programs to reduce “greenhouse gases,” or GHGs, which can include methane, and, depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from downstream combustion of fuels (e.g., oil or natural gas) that we process, or we may otherwise be required by regulation to take steps to reduce emissions of GHGs. Also, the EPA has declared that GHGs “endanger” public health and welfare, and is regulating GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting. In 2016, the EPA proposed a rule to revise the PSD and Title V permitting regulations applicable to GHGs in response to a 2014 U.S. Supreme Court decision and subsequent D.C. Circuit decision striking down its 2011 rules. The proposed revisions required that major sources of non-GHG air pollutants, such as volatile organic compounds or nitrogen oxides, which also emit 100,000 tons per year or more of CO2 equivalent (or modifications of these sources that result in an increase of emissions of 75,000 tons per year or more of CO2 equivalent), obtain permits addressing emissions of greenhouse gases. The EPA has not acted to finalize this proposed rule. The EPA also has published various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems. In October 2015, the EPA amended and expanded greenhouse gas reporting requirements to all segments of the oil and gas sector starting with the 2016 reporting year. In June 2016, the EPA published final new source performance standards (“NSPS”) for methane (a greenhouse gas) from new and modified oil and gas sector sources. These regulations expand upon the 2012 EPA rulemaking for oil and gas equipment-specific emissions controls, for example, regulating well head production emissions with leak detection and repair requirements, pneumatic controllers and pumps requirements, compressor requirements, and instituting leak detection and repair requirements for natural gas compressor and booster stations for the first time. In June 2017, the EPA published a proposed rule to stay certain requirements of the 2016 NSPS rule for two years while it completes reconsideration of certain aspects of the rule and reviews the entire rule, and in October 2018, the EPA published certain proposed revisions to the NSPS regulation for methane. In August 2019, the EPA proposed amendments to the 2012 and 2016 NSPS for the oil and gas industry by removing transmission and storage infrastructure from regulation of methane emissions and other VOCs and rescinding methane requirements for oil and gas production and processing equipment. The EPA also proposed, as an alternative, to rescind the methane requirements for oil and gas sources altogether. On September 14 and 15, 2020, the EPA finalized amendments to the 2012 and 2016 NSPS that, among other things: 1) removed the transmission and storage segment of the oil and gas industry from regulation and rescinded emissions standards for that sector; 2) rescinded methane standards; and 3) made technical corrections. The EPA has not yet issued the final rule, but once it has, judicial challenges are expected. However, the Biden administration has identified these amendments for review. In October 2015, the EPA finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act, and in December 2018 EPA published a final rule “Implementation of the 2015 National Ambient Air Quality Standards for Ozone: Nonattainment Area State Implementation Plan Requirements.” The 2015 Ozone standard was challenged in the U.S. Circuit Court of Appeals for the District of Columbia. In August 2019, the court upheld the health-based ozone standards but remanded back to the EPA other aspects of the rule. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. The EPA in October 2016 issued Control Techniques Guidelines for emissions of volatile organic compounds from oil and gas sector sources that were to be implemented or utilized by states in ozone nonattainment areas, with an expected co-benefit of reduced methane emissions, and in March 2018 EPA published a proposal to withdraw the Control Techniques Guidelines (though no action has been taken on this proposed withdrawal). On December 31, 2020, the EPA issued a final rule retaining the 2015 standard, including responding to the remand from the D.C. Circuit court. The Clean Air Act imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of air pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. The permitting, regulatory compliance and reporting programs, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
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
Anti-Terrorism Measures
The United States Department of Homeland Security regulates the security of chemical and industrial facilities pursuant to regulations known as the Chemical Facility Anti-Terrorism Standards. These regulations apply to oil and gas facilities, among others, that are deemed to present “high levels of security risk.” Pursuant to these regulations, certain of our facilities are required to comply with certain regulatory provisions, including requirements regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.
Human Capital Management
We recognize that our continued ability to attract and retain highly skilled employees, while maintaining an industry-leading corporate culture, helps to ensure our long-term competitive advantage and the ability to create value for our unitholders. We take pride in our dedicated efforts to create and support a vibrant and safe culture that provides opportunities for our employees to thrive professionally and in their communities. We are committed to promoting an organizational culture that encourages the highest ethical standards of personal, professional, and business conduct.
Our commitment to our purpose of building connections to enable better lives, our vision of being the safest, most reliable, low-cost midstream service provider; and our cultural hallmarks of trust, connection, inspiration, problem-solving, and achievement guide our actions and behaviors. Dedication to our cultural hallmarks are weighted equally to the performance metrics utilized in each leader’s and employee’s annual review process, ensuring that what we do matters as much as how we do it.

Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, (the “General Partner”), which is 100% owned by DCP Midstream, LLC. We do not have any employees. As of December 31, 2020, 1,837 employees of DCP Services, LLC, a wholly-owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us (the “Services Agreement”). For additional information, refer to Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.
Benefits and compensation
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our goals and create long term value for our unitholders. We incentivize our employees by providing market competitive total compensation packages, including salaries, bonuses, opportunities for equity ownership, and benefits, including comprehensive medical plan options; dental, vision and life insurance; 401(k) savings and retirement matches; 401(k) contributions; vacation, sick, personal and wellness days; tuition and gym membership reimbursement, legal insurance, employee-matching charitable gifts program, an employee assistance program and additional programs through DCP Perks.
Training and development
We are dedicated to the continual growth of our employees through training and development programs. We provide growth opportunities to all employees through programs ranging from individual development plans, rotational programs, tuition reimbursement, and a focused effort on succession planning tailored to each employee’s unique vision of success. Our performance development review and talent development process is one in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
Health and Wellness
We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health through tools and resources to help them improve their health and encourage engagement in healthy behaviors.
Inclusion and Diversity
We are committed to advancing inclusion and diversity (“I&D”) in our workplace and driving accountability for progress throughout the Company. Our senior management team and the board of directors of our General Partner are dedicated to maintaining an inclusive workplace that is free from harassment and discrimination and providing advancement opportunities for all employees. In 2020, we established an internal I&D committee that is comprised of over 100 volunteers, and sponsored by our Chief Executive Officer ("CEO") and Chief Human Resources Officer ("CHRO"), the purpose of which is "to create equity and belonging for everyone, everywhere”. To inform the recommended actions of the I&D committee, we conducted a voluntary, company-wide inclusion survey with an 89% response rate, and a belonging score of 75, both higher than external benchmarks. Additionally, we support a variety of internal employee resource groups, including our Young Professionals Network, DCP Veterans, the Leadership Development Network, and the Business Women’s Network. Notably, in the fourth quarter of 2020, we appointed the first female director to the board of directors of our General Partner.
General
We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge on the internet at www.sec.gov or through our website, www.dcpmidstream.com, as soon as reasonably practicable after they are filed with the SEC. Our annual reports to unitholders, press releases and recent analyst presentations are also available free of charge on our website. We have also posted our Code of Business Ethics, board committee charts and other corporate governance documents on our website. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors

Risk Factors Summary
The following is a summary of the principal risk factors associated with our Units that could adversely affect our business, operations and financial results. These risks are discussed more extensively in Part 1, Item 1A herein. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

Risks Related to Our Operations
•We face numerous risks related to the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
•The ability or willingness of OPEC+ and other oil exporting nations to set, maintain and enforce production levels has a significant impact on oil, gas and NGL commodity prices, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
•Market conditions, including commodity prices, may impact our earnings, financial condition and cash flows.
•We could incur losses due to impairment in the carrying value of our goodwill or long-lived assets.
•A reduction in demand for NGL products by the petrochemical, refining or other industries or by the fuel markets could materially adversely affect our results of operations and financial condition.
•We depend on certain natural gas producer customers for a significant portion of our supply of natural gas and NGLs.
•Because of the natural decline in production from existing wells, our success depends on our ability to obtain new sources of supplies of natural gas and NGLs.
•Third party pipelines and other facilities interconnected to our natural gas and NGL pipelines and facilities may become unavailable to transport, process or produce natural gas and NGLs.
•We may incur significant costs and liabilities resulting from implementing and administering pipeline and asset integrity programs and related repairs.
•Our assets and operations, and related upstream and downstream operations, can be affected by weather, weather-related conditions and other natural phenomena.
•We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to continue to make cash distributions to our unitholders.
•We have partial ownership interests in various joint ventures, which could adversely affect our ability to operate and control these entities. In addition, we may be unable to control the amount of cash we will receive from the operation of these entities and we could be required to contribute significant cash to fund our share of their operations, which could adversely affect our ability to distribute cash to our unitholders.
•Our business involves many hazards and operational risks, some of which may not be fully covered by insurance.

Risks Related to Our Strategy
•We may not be able to grow or effectively manage our growth.

Legal, Regulatory and Technology Risks
•Federal executive, legislative, and regulatory initiatives relating to oil and gas operations could adversely affect our operations and those of our third-party customers.
•State and local legislative and regulatory initiatives relating to oil and gas operations including legislative and regulatory initiatives in New Mexico and Colorado could adversely affect our third-party customers’ production and, therefore, adversely impact our midstream operations.
•We may incur significant costs and liabilities in the future resulting from a failure to comply with existing or new environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.
•Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.
•We may incur significant costs in the future associated with proposed climate change regulation and legislation.
•Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and natural gas liquids that we gather, process and transport.
•Our increasing dependence on digital technology puts us at risk for a cyber incident that could result in information theft, data corruption, operational disruption or financial loss.
•Our business could be negatively impacted by security threats, including cybersecurity threats, terrorist attacks, the threat of terrorist attacks and related disruptions.

Risks Related to Our Indebtedness
•A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and independent third parties determine our credit ratings outside of our control.
•Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.
•Restrictions in our debt agreements may limit our ability to make distributions to unitholders and may limit our ability to capitalize on acquisitions and other business opportunities.
•Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.
•It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR all together may affect our financing costs in the future.

Risks Inherent in an Investment in Our Units
•Conflicts of interest may exist between our individual unitholders and DCP Midstream, LLC, the owner of our general partner, which has sole responsibility for conducting our business and managing our operations.
•DCP Midstream, LLC and its affiliates are not limited in their ability to compete with us, which could cause conflicts of interest and limit our ability to acquire additional assets or businesses, which in turn could adversely affect our results of operations and cash available for distribution to our unitholders.
•Our Partnership Agreement limits our general partner’s fiduciary duties to holders of our units.
•Our Partnership Agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
•Holders of our units have limited voting rights and are not entitled to elect our general partner or its directors.
•Our units may experience price volatility.
•Our Partnership Agreement restricts the voting rights of our unitholders owning 20% or more of any class of our units.
•We may generally issue additional units, including units that are senior to our common units, without our unitholders’ approval, which would dilute our unitholders’ existing ownership interests.
•Our general partner including its affiliates may sell units in the public or private markets, which could reduce the market price of our outstanding common units.

Tax Risks to Unitholders
•Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our being subject to minimal entity-level taxation by individual states. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.
•The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
•Unitholders may be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our units.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business, financial condition, results of operations and cash flows.
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2020 in evaluating an investment in our common units.

If any of the following risks were actually to occur, our business, financial condition or results of operations could be materially affected. In that case, we might not be able to pay distributions on our units, the trading price of our units could decline and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Risks Related to Our Operations

We face numerous risks related to the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

Since the beginning of 2020, the COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the oil, gas and NGL industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information which may emerge concerning the severity of COVID-19, and the actions taken to contain the spread of COVID-19 and treat its impact, among others.

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

The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact business, financial condition, liquidity, results of operations and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. Additionally, the extent and duration of the impact of COVID-19 pandemic on our unit price is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our units, our unit prices may be more volatile, and our ability to raise capital could be impaired.

The ability or willingness of OPEC+ and other oil exporting nations to set, maintain and enforce production levels has a significant impact on oil, gas and NGL commodity prices, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

OPEC+ is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC member countries, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. In March 2020, members of OPEC+ met to discuss how to respond to the potential market effects of the COVID-19 pandemic. The meeting ended on March 6, 2020, as Saudi Arabia failed to convince Russia to accept a reduction in production to offset falling demand due to slowing economic activity during the COVID-19 pandemic. In response to Russia’s refusal to accept the production cut, Saudi Arabia announced an immediate reduction in its export prices and Russia announced that all previously agreed oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in global oil prices. In early April 2020, in response to significantly depressed global oil prices, 23 countries, led by Saudi Arabia, Russia and the United States, committed to withhold collectively 9.7 million barrels a day of oil from global markets, which constitutes over 13% of world oil production.

There can be no assurance that the production cuts will have the intended effects, including a stabilization of oil prices. The COVID-19 pandemic has destroyed global oil demand to an unprecedented degree, and there can be no assurance that the production cuts will be sufficient to prevent or mitigate an over-supplied oil market and further decreases in oil prices. Further, there are limited enforcement mechanisms related to the production cuts, and in connection with past production cuts OPEC+ has at times failed to enforce its own production limits with no official mechanism for punishing member countries that do not comply. There can be no assurance that OPEC+ member countries will abide by the quotas or that OPEC+ will enforce the quotas. Additionally, certain other countries that agreed to hold back production but are not OPEC+ member countries, were not asked to impose production cuts on their oil producers, but instead the decrease in production will be effectuated through market forces, as companies tend to cut production voluntarily when prices drop. For such countries, there can be no assurance that oil producers will react in the desired manner or that the market will behave as expected. Uncertainty regarding the effectiveness and enforcement of the production cuts is likely to lead to increased volatility in the supply and demand of oil, gas and NGLs and the price of oil, gas and NGLs, which could lead to continued reduced demand for oil, gas and NGLs and negatively affect the market prices of our products, all of which could materially and adversely affect our business, results of operations, financial condition and liquidity.

Our cash flow is affected by natural gas, NGL and crude oil prices.

Our business is affected by natural gas, NGL and crude oil prices. The prices of natural gas, NGLs and crude oil have historically been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced volatility during 2020, as illustrated by the following table:

	Year Ended December 31, 2020		December 31, 2020
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$3.35	$1.48	$2.54
NGLs ($/Gallon)	$0.60	$0.19	$0.60
Crude Oil ($/Bbl)	$63.27	$(37.63)	$48.52

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
•the impact of weather, including abnormally mild or extreme winter or summer weather that cause lower or higher energy usage for heating or cooling purposes, respectively, or extreme weather that may disrupt our operations or related upstream or downstream operations;
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

We could incur losses due to impairment in the carrying value of our long-lived assets.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. We have no natural gas supplier representing 10% or more of our total natural gas supply as of December 31, 2020. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

Although many of our natural gas facilities currently are not subject to pipeline integrity requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-

exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. With the exception of our Wattenberg pipeline, our NGL pipelines are also subject to integrity management and other safety regulations imposed by the Texas Railroad Commission, or TRRC.

We currently estimate that we will incur costs of approximately $84 million between 2020 and 2024 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, which costs could be substantial.

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

We are exposed to the credit risks of our key producer customers and counterparties, and any material nonpayment or nonperformance by our key producer customers or counterparties could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our producer customers and counterparties. Any material nonpayment or nonperformance by our key producer customers or counterparties could reduce our ability to make distributions to our unitholders. Furthermore, some of our producer customers or counterparties may be highly leveraged and subject to their own operating and regulatory risks, which could increase the risk that they may default on their obligations to us. Additionally, a decline in the availability of credit to producers in and surrounding our geographic footprint could decrease the level of capital investment and growth that would otherwise bring new volumes to our existing assets and facilities. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices, or financial difficulties that could impact their creditworthiness and ability to perform their contractual obligations, including their ability to pay us.

Our assets and operations, and related upstream and downstream operations, can be affected by weather, weather-related conditions and other natural phenomena.

Our assets and operations can be adversely affected by hurricanes, floods, tornadoes, wind, lightning, cold weather and other natural phenomena, which could impact our results of operations and make it more difficult for us to realize historic rates of return. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss and in some instances, we have been unable to obtain insurance on some of our assets on commercially reasonable terms, if at all. Extreme weather conditions and temperature changes may adversely impact the mechanical abilities of equipment and the volumes of natural gas gathered and processed and NGL volumes produced, transported, and fractionated. Any power interruptions and inaccessible well sites as a result of extreme weather or severe storms or freeze-offs, a phenomenon where produced water freezes at the wellhead or within the gathering system, may interrupt the flow of natural gas and NGLs. If we incur a significant disruption in our operations, or there is a significant disruption in related upstream or downstream operations, or a significant liability for which we were not fully insured, our financial condition, results of operations and ability to make distributions to our unitholders could be materially adversely affected.

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

We do not own all of the land on which our pipelines and facilities are located, which may subject us to increased costs.

We may become subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. Certain of our leases contain renewal provisions that allow for our continued use and access of the subject land and, although we review and renew our leases as a routine business matter, there may be instances where we may not be able to renew our contract leases on commercially reasonable terms or may have to commence eminent domain proceedings to establish our right to continue to use the land. We obtain the rights to construct and operate our pipelines and surface sites on land owned by third parties and governmental agencies for a specific period of time.

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

Risks Related to Our Strategy

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
Legal, Regulatory and Technology Risks

Federal executive, legislative, and regulatory initiatives relating to oil and gas operations could adversely affect our operations and those of our third-party customers.

On January 20, 2021, President Biden issued a sweeping set of executive actions, including some that will take effect immediately and others that by their terms will lead to further regulatory activity and potential legislative action by Congress.

Included was Executive Order 13990 directing executive departments and agencies to review all existing regulations, orders, guidance documents, policies and any other similar action taken during the previous Administration that are inconsistent with President Biden’s plan to elevate climate issues and, as appropriate, suspend, revise, or rescind those that are inconsistent with that plan. Those initial actions included the revocation of certain prior Executive Orders concerning federal regulation executed by the previous Administration, as well as new Executive Orders directing a focused regulatory freeze and review of rulemaking actions taken by the prior Administration. Also on January 20, 2021, the Acting Secretary of the Department of the Interior (“Interior”) issued Order 3395, suspending the delegation of authority to Department bureaus and offices “to grant rights of way, easements, or any conveyances of property or interests in property,” and “to issue any onshore or offshore fossil fuel authorization, including but not limited to a lease.” Order 3395 limited such actions or approvals to the nine highest ranking confirmed or acting officials in Washington, D.C. for a period of 60 days or until any of the Order’s provisions are amended, superseded, or revoked. Executive Order 14008 on January 27, 2021 paused, “to the extent consistent with applicable law,” new oil and natural gas leases on public lands and offshore waters, pending a comprehensive review and reconsideration of oil and gas permitting and leasing practices. That same Order directs a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by mid-century or before. That effort is designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch for example on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice.

In the event these federal executive initiatives result in restrictions or prohibitions that apply to our areas of operations, our customers may incur increased compliance costs or may experience delays or curtailment in the pursuit of their exploration, development, or production activities, and possibly be limited or precluded in the drilling of certain wells. Any adverse impact on our customers’ activities could have a corresponding negative impact on our throughput volumes. In addition, these actions specifically target existing rules and direct future federal rulemaking activity that may, if adopted, directly impact our ability to competitively locate, construct, maintain, and operate our own assets. Accordingly, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

State agency rulemakings in New Mexico could increase our operational costs, and potentially impact new oil and gas development activity by our producer customers.

On January 29, 2019, the New Mexico governor issued an executive order establishing an interagency Climate Change Task Force and directing the Energy, Minerals and Natural Resources Department (“EMNRD”) and the New Mexico Environment Department (“NMED”) to develop a statewide, enforceable regulatory framework to reduce methane emissions from new and existing sources in the oil and gas sector. Following a year-long stakeholder process by both agencies, the Oil Conservation Commission ("OCC") conducted hearings in January 2021 on the EMNRD rules, which institute gas capture requirements for both upstream and midstream operators, prohibit routine flaring, and require operation plans for operators of gas gathering systems. The final rule is expected to take effect by midyear 2021. Draft NMED rules are expected by Spring 2021 and are expected to impose regulations and control requirements to reduce emissions of ozone precursors VOCs and NOx, to achieve the co-benefit of reducing greenhouse gas emissions including methane.

The OCC is scheduled to deliberate on the EMNRD rules on February 11, 2021, with a final vote on adoption of the rules to take place at a separate OCC meeting, the date of which is to be determined. And, although the NMED has yet to publish it formal draft rules, we anticipate that both rules will impose additional operational costs and potential regulatory compliance and enforcement risks; however, these rulemakings are still ongoing and the scope and impact to our operations is presently undetermined. Similarly, our customers are expected to incur compliance costs of their own and may, if out of compliance, experience delays or curtailment in the pursuit of their exploration, development, or production activities. Any adverse impact on our customers’ activities would have a corresponding negative impact on our throughput volumes. Accordingly, such restrictions or prohibitions could have an adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

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

On April 16, 2019, the Colorado governor signed into law Senate Bill 19-181 (“SB-181”), which amended existing laws and enacted new laws concerning the conduct of oil and gas operations in Colorado. The bill changed the mandate of the Colorado Oil and Gas Conservation Commission (the “COGCC”) to regulate oil and gas development in a manner that protects the public health, safety, welfare, and the environment and wildlife, from the previous mandate to foster the development and production of oil and gas. Other key elements of SB-181 include granting local governments ability to regulate facility siting and surface impacts of oil and gas operations and the ability to inspect and impose fines for leaks, spills, and emissions, and requiring the Colorado Department of Public Health and Environment (the “CDPHE”) to adopt additional rules that call for the minimization and continual monitoring of emissions at oil and gas facilities. SB-181 also requires the COGCC to conduct rulemakings concerning the cumulative impacts of oil and gas development, additional flowline regulations, as well as other matters.

The COGCC completed the final and most significant rulemaking to implement SB-181 in late 2020. These new rules are focused on upstream oil and gas development, and as a whole touch on nearly every aspect of oil and gas development activity. Due to the scope and complexity of the rules, the COGCC staff are presently working closely with upstream operators in developing guidance materials that will be central to achieving successful rule implementation. Although our customers have expressed confidence in their ability to conform to the rules and move forward with predictable development plans, the imposition of increased well setbacks, consideration of cumulative impacts of development, and opportunity for citizen participation in the administrative process are but a few of the reform measures that could impose delays or restrictions that, while difficult to forecast, could have material impacts on our operations.

While much of our oil and gas infrastructure in Colorado is not located near populous areas, the population in Colorado continues to grow, which may result in populated areas coming closer to existing and proposed oil and gas development. Notably, Weld County has exercised the authority granted under SB-181 to enact its own local siting and permitting regulatory framework, in a manner that is intended to and has allowed for continued oil and gas development in the jurisdiction where the majority of our assets are located. Even so, these new laws, and regulatory rulemakings at state and local levels that may be introduced in the future, could cause a curtailment in the permitting of new oil and gas development and facilities as well as an increase in costs to us and our producer customers. Any such curtailments on new oil and gas development, would, as production from existing and previously permitted wells depletes, lead to a reduction in demand for our gathering, processing, and transportation services in the state, which reduction, over time, may be material.

In addition, in 2019 the Colorado legislature enacted HB19-1261 establishing statewide greenhouse gas emission reduction goals and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021 the governor issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels. These administrative and regulatory actions will be pursued by various state agencies, including the Governor’s Energy Office and the Colorado Air Quality Control Commission (“AQCC”). The AQCC will consider regulations to reduce greenhouse gas emissions sometime in 2021, which could impose near- and longer-term obligations and costs on our producer customers as well as on our own midstream equipment and facilities. We will participate in these rulemaking proceedings as they are developed and proposed through to final adoption. These rulemaking proceedings to reduce greenhouse gas emissions could increase costs on or inhibit or adversely influence the ability of our producer customers to develop and operate production wells. These rulemaking proceedings could increase costs for us to operate our compressor stations or gas plants in the state, and they could affect the types of equipment or the manner in which we operate our midstream equipment. These rulemaking proceedings, or future related rulemaking proceedings, have the potential to result in some manner of greenhouse gas emissions caps in the state, or greenhouse gas sector-specific performance standards, either of which could result in increased costs on our producer customers or increased costs on us to operate our facilities, and could affect the types of equipment that we operate or the manner in which it is operated. These rulemaking proceedings have the potential to affect the operations and production of our customers, which can in turn affect our operations, and they also have the potential to affect our costs and facility operations, either of which could adversely affect our financial results or have such an effect on our operations

We may incur significant costs and liabilities in the future resulting from a failure to comply with existing or new environmental regulations or an accidental release of hazardous substances or hydrocarbons into the environment.

Our operations are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example: (i) the federal Clean Air Act and comparable state laws and regulations, including federal and state air permits, that impose obligations related to air emissions; (ii) RCRA, and comparable state laws that impose requirements for the management, storage and disposal of solid and hazardous waste from our facilities; (iii) CERCLA, and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal; (iv) the Clean Water Act and the Oil Pollution Act, and comparable state laws and regulations that impose requirements on discharges to waters as well as requirements to prevent and respond to releases of hydrocarbons to waters of the United States and regulated state waters; and (v) state laws that impose requirements on the response to and remediation of hydrocarbon releases to soil or groundwater and managing related wastes. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining or affecting current or future operations. Certain environmental laws and regulations, including CERCLA and analogous state laws and regulations, impose strict liability and joint and several liability for costs required to clean up and restore sites where hazardous substances, and in some cases hydrocarbons, have been disposed or otherwise released.

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

Effective January 1, 2018, the federal corporate tax rate was reduced to 21%, and in March 2018, FERC issued a revised policy statement disallowing an income tax allowance in the cost-of-service rates for partnership-owned pipelines. Previously, FERC’s policy generally permitted partnership pipelines to recover an income tax allowance in a cost-of-service proceeding before FERC if the pipeline’s ultimate owners had income tax liability. The maximum cost-based rates for our interstate natural gas pipelines and intrastate pipelines that provide interstate transportation services could be adversely affected in future rate proceedings as a result of the change in policy and law. For interstate oil and NGL pipelines, FERC considered the impacts of the tax policy and law changes on an industry-wide basis during the 2020 calendar year through its indexing methodology review. Additionally, any new cost-based rates for our pipelines regulated by the FERC will be affected by the new policy and tax law.

Recently proposed or finalized rules imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

On August 16, 2012, the EPA issued final regulations under the Clean Air Act that, among other things, required additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards, or NSPS, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations required, among other things, the reduction of VOC emissions from existing natural gas wells that are re-fractured, as well as newly-drilled and fractured wells through the use of reduced emission completions or “green completions” and well completion combustion devices, such as flaring, as of January 1, 2015. In addition, these rules established specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with emissions reduction requirements for dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules also established new requirements for detection and repair of VOC leaks exceeding 500 parts per million in concentration at new or modified natural gas processing plants. The EPA made certain revisions to the regulation from 2013 to 2015, which was the subject of Petitions for Review before the U.S. Circuit Court of Appeals for the District of Columbia. In addition, in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions. Among other things, this regulation imposed leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposed additional emission reduction requirements on specific pieces of oil and gas equipment, and was a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. This regulation is the subject of a Petition for Review before the U.S. Circuit Court of Appeals for the District of Columbia. The EPA in 2017 withdrew the information request that it had issued in November 2016 as part of an effort to develop standards for methane and other emissions from existing sources in the oil and natural gas industry. On September 14 and 15, 2020, EPA finalized amendments to the 2012 and 2016 regulations that, among other things: 1) removed the transmission and storage segment of the oil and gas industry from regulation and rescinded emissions standards for that sector; 2) rescinded methane standards; and 3) made technical corrections. EPA has not yet issued the final rule, but once it has, judicial challenges are expected. However, the Biden administration has identified these amendments for review. The EPA, in October 2015, revised and lowered the ambient air quality standard for ozone in the U.S. under the Clean Air Act, from 75 parts per billion to 70 parts per billion. As a result, states were required to evaluate compliance with this lower standard and, if not met, to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides, that are emitted from, among others, the oil and gas industry. Persistent non-attainment status, such as for ozone, can result in lower major source permitting thresholds (making it more costly and complex to site and permit major new or modified facilities) and additional control requirements. A judicial challenge in the D.C. Circuit Court to the October 2015 EPA regulation was put in abeyance temporarily while the EPA reviewed the regulation. The EPA later indicated it will not revise the rule, and challenges from industry and environmental groups moved forward. In August 2019, the D.C. Court of Appeals upheld the health-based ozone standards but remanded to the EPA the secondary, public welfare standards designed to protect environmental values. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. On December 31, 2020, the EPA issued a final rule retaining the 2015 standard. The Biden administration, however, has directed a review of the final rule retaining the standard. In October 2016, the EPA also finalized Control Techniques Guidelines for VOC emissions from existing oil and natural gas equipment and processes in moderate ozone non-attainment areas. These Control Techniques Guidelines provide recommendations for states and local air agencies to consider when determining what emissions control requirements apply to sources in the non-attainment areas. While the EPA proposed to withdraw the Control Techniques Guidelines, it has taken no final action on the proposal. Similarly, states can initiate and promulgate regulations affecting oil and gas operations and associated emissions, either as a matter of their own statutory authority and programs or when implementing federal programs, such as the federal ozone ambient air quality standard or the federal Regional Haze regulation. Judicial challenges to new regulatory measures are likely and we cannot predict the outcome of such challenges. New regulatory suspensions, revisions, or rescissions, as well as new regulations, and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. Collectively, implementation of more stringent regulations could require modifications to the operations of our exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation or regulations related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. While the Trump administration had begun the process of withdrawing from the Paris Agreement, in January 2021, President Biden signed an Executive Order directing that the United States rejoin the Paris Agreement. Legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. In June 2013, President Obama announced a climate action plan that targeted methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. The Trump administration targeted many of these actions. For example, on September 14 and 15, 2020, EPA finalized amendments to the 2012 and 2016 regulations that, among other things, removed the transmission and storage segment of the oil and gas industry from regulation and rescinded emissions standards for that sector and rescinded methane standards. However, the Biden administration has identified these amendments for review. Relatedly, the D.C. Circuit Court challenge to the October 2015 EPA regulation reducing the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act was put in abeyance temporarily while the EPA reviewed the regulation. The EPA later indicated it will not revise the rule, and challenges from industry and environmental groups moved forward. In August 2019, the D.C. Court of Appeals upheld the health-based ozone standards but remanded to the EPA the secondary, public welfare standards designed to protect environmental values. The 2015 Ozone standard is being implemented pursuant to the December 2018 final implementation rule. Separately, in 2011 the EPA issued permitting rules for sources of greenhouse gases; however, in June 2014, the U.S. Supreme Court reversed a D.C. Circuit Court of Appeals decision that had upheld these rules, and struck down the EPA’s greenhouse gas permitting rules to the extent they impose a requirement to obtain a permit based solely on emissions of greenhouse gases. Under the Court ruling and the EPA's subsequent proposed rules, major sources of other air pollutants, such as VOCs or nitrogen oxides, could still be required to implement process or technology controls and obtain permits regarding emissions of greenhouse gases. These proposed rules have not been finalized. The EPA has issued rules requiring reporting of greenhouse gases, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, the EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. Similarly, some states can initiate and promulgate regulations affecting oil and gas operations and associated greenhouse gas emissions as a matter of their own statutory authority and programs. For example, in 2019, the Colorado legislature passed House Bill 19-1261, the “Climate Action Plan to Reduce Pollution” that sets greenhouse gas emission reduction targets for the state. Subsequently, the governor issued the Colorado Greenhouse Gas Pollution Roadmap, which identifies pathways to meet the reduction targets. The Roadmap identifies the oil and gas sector as one of the larger contributors to greenhouse gas emissions in the state and asserts that deep reductions in methane emissions from the oil and gas industry will be required to meet the targets. Judicial challenges to new regulatory measures are likely and we cannot predict the outcome of such challenges. New regulatory suspensions, revisions, or rescissions, as well as new regulations and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) permit new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

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

President Biden is widely expected to take action to roll back policies that the Trump administration had put in place to ease burdens on the development or use of domestically produced energy resources. President Biden issued Executive Order 13990 on January 20, 2021, directing executive departments and agencies to review all existing regulations, orders, guidance documents, policies and any other similar action taken during the Trump administration that are inconsistent with President Biden’s plan to elevate climate issues and, as appropriate, suspend, revise, or rescind those that are inconsistent with that plan. The Executive Order also specifically directs the EPA to review the Trump administration’s actions on methane regulations for the oil and gas sector and consider proposing new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments by September 2021. On January 27, 2021, President Biden issued Executive Order 14008, imposing a moratorium on new oil and gas leasing for federally-owned land and waters pending completion of a comprehensive review of federal oil and gas permitting and leasing practices to consider factors such as potential climate impacts associated with oil and gas activities on public lands or in offshore waters. The order did not provide a timeline for when the moratorium will be lifted. At least one lawsuit challenging the Executive Order is pending in federal court in Wyoming. Our customers will continue to be subject to uncertainty associated with new regulatory measures as well as new regulatory suspensions, revisions, or rescissions and conflicting state and federal regulatory mandates, which could adversely affect their production and thereby result in reduced demand for our services by these customers.

Construction of new assets is subject to regulatory, environmental, political, legal, economic, civil protest, and other risks that may adversely affect our financial results.

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems involves numerous regulatory, environmental, political, legal, and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. For example, public participation in review and permitting processes can introduce uncertainty and additional costs associated with project timing and completion. Relatedly, civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may lead to increased legislative and regulatory initiatives and review at federal, state, and local levels of government that could prevent or delay the construction of such infrastructure and realization of associated revenues. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and development of, natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering and transportation assets may also require us to obtain various regulatory approvals. For example, under the NGA and the National Environmental Policy Act of 1969, FERC has broad authority to approve the construction of new interstate natural gas pipeline facilities, including imposing environmental conditions on certificates of public convenience and necessity. New pipeline infrastructure projects could face increased scrutiny and enhanced regulatory reviews by federal, state and/or environmental regulators due to an increased focus on climate change policies and the fossil fuel industry. While we do not currently have projects pending that are subject to material risk, any governmental or regulatory actions that place additional burdens and/or costs on future projects, could adversely impact our ability to develop new infrastructure. The construction of new systems or additions to our existing gathering and transportation assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas and NGLs. If such third party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies, such as steel, increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

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
Risk Related to Our Indebtedness

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

The Credit Agreement and the Securitization Facility both bear interest based on pricing grids tied to the London Interbank Offered Rate (“LIBOR”). Additionally, our three series of preferred limited partner units convert from fixed percentage distributions to distributions that accumulate an annual floating rate of the three-month LIBOR plus a spread of 5.148% (Series A starting in December 2022), 4.919% (Series B starting in June 2023), and 4.882% (Series C starting in October 2023), respectively. In May 2023, our 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 converts from a fixed percentage of interest to interest based on an annual floating rate of the three-month LIBOR plus a spread of 3.85%. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it does not intend to continue to persuade, or use its powers to compel, panel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether, and to what extent, panel banks will continue to provide LIBOR submissions to the administrator of LIBOR after this time, which may cause LIBOR to perform differently than it did in the past and have other consequences that cannot be predicted.

In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination. This could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rate on our Credit Agreement will need to be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any outstanding debt under the Credit Agreement if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more alternative methods of calculating interest impossible or impracticable to determine. As a result, any of these consequences may have an adverse effect on our financing costs.

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
The 4.75% Senior Notes due 2021, 4.95% Senior Notes due 2022, 3.875% Senior Notes due 2023, 5.375% Senior Notes due 2025, 5.625% Senior Notes due 2027, 5.125% Senior Notes due 2029, 8.125% Senior Notes due 2030, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations of DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2020, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties, other than the amounts borrowed under the Securitization Facility. Such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

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

As of December 31, 2020, our consolidated principal indebtedness was $5,625 million. Our significant indebtedness and any additional debt we may incur in the future may adversely affect our liquidity and therefore our ability to make interest payments on our notes and distributions on our units.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. As of December 31, 2020, our general partner and its affiliates owned approximately 57% of our outstanding common units.

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

Risks Inherent in an Investment in Our Preferred Units

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently 21%, and would likely pay state income tax at varying rates. Distributions to a unitholder would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to the unitholder. Because a tax would be imposed upon us as a corporation, our cash available for distribution to a unitholder would be substantially reduced. Therefore, treatment of us as a corporation for federal tax purposes would result in a material reduction in the anticipated cash flow and after-tax return to a unitholder, likely causing a substantial reduction in the value of our units.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. Tax authorities may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the tax authority's positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with a tax authority, and the outcome of any such contest, may increase a unitholder’s tax liability and result in adjustment to items unrelated to us and could materially and adversely impact the market for our units and the price at which they trade. In addition, our costs of any contest with any tax authority will be borne indirectly by our unitholders because such costs will reduce our cash available for distribution.

For taxable years beginning after December 31, 2017, the procedures for auditing large partnerships and the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit changed. Unless we are eligible to (and choose to) elect to issue statements similar to revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new procedures. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Cuts and Jobs Act”), for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% (or 50% for 2020, as amended by the Coronavirus Aid, Relief and Economic Security Act on March 27, 2020) of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion that is not required to be capitalized as part of cost of goods sold.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning units that may result in adverse tax consequences to them.

Investment in units by tax-exempt entities, such as individual retirement accounts, or IRAs, other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income, which may be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) may be required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business or vice versa.

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Gain recognized from a sale or other disposition of our units by a non-U.S. person will be subject to federal income tax as income effectively connected with a U.S. trade or business. Moreover, the transferee of our units (or the transferee's broker, if applicable) is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Recent final regulations provide for the application of this withholding rule to open market transfers of interest in publicly traded partnerships beginning on January 1, 2022. Under these regulations, the “amount realized” for purposes of this withholding is the gross proceeds paid or credited upon the transfer.

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

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders, which may be unfavorable to such unitholders. Moreover, subsequent purchasers of our units may have a greater portion of their adjustment under Section 743(b) of the Code allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between certain of our unitholders.

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

General Risk Factors

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

Item 3. Legal Proceedings

See Item 8 - Financial Statements - Notes to Consolidated Financial Statements - Note 21 in Part II of this Form 10-K for information about legal proceedings. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1.0 million or more.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Common Units
Market Information
Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “DCP”. As of February 17, 2021, there were approximately 37 unitholders of record of our common units. This number does not include unitholders whose common units are held in trust by other entities.
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
Our current quarterly distribution is $0.39 per unit, or $1.56 per unit annualized. There is no guarantee that we will maintain our current distribution or pay any distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our Partnership Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements - Liquidity and Capital Resources” for a discussion of the restrictions included in our Credit Agreement that may restrict our ability to make distributions.
Please read the Distributions of Available Cash section in Note 16 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more details about the distribution targets.
On January 21, 2021, we announced that the board of directors of DCP Midstream GP, LLC declared a quarterly distribution of $0.39 per unit, which was paid on February 12, 2021, to unitholders of record on February 5, 2021.

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

Item 6. Selected Financial Data
The following table shows our selected financial data for the periods and as of the dates indicated, which is derived from our consolidated financial statements. The information contained herein should be read together with, and is qualified in its entirety by reference to, the consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(millions, except per unit amounts)
Statements of Operations Data:
Sales of natural gas, NGLs and condensate	$5,691	$7,199	$9,374	$7,850	$6,269
Transportation, processing and other	455	439	489	652	647
Trading and marketing gains (losses), net	156	(13)	(41)	(40)	(23)
Total operating revenues	6,302	7,625	9,822	8,462	6,893
Operating costs and expenses:
Purchases and related costs	4,743	6,022	8,019	6,885	5,461
Operating and maintenance expense	607	728	760	661	670
Depreciation and amortization expense	376	404	388	379	378
General and administrative expense	253	275	276	290	292
Asset impairments	746	247	145	48	—
Other expense (income), net	15	8	11	11	(65)
Loss (gain) on sale of assets, net	—	80	—	(34)	(35)
Restructuring costs	9	11	—	—	13
Total operating costs and expenses	6,749	7,775	9,599	8,240	6,714
Operating (loss) income	(447)	(150)	223	222	179
Loss on financing activities	—	—	(19)	—	—
Interest expense	(302)	(304)	(269)	(289)	(321)
Earnings from unconsolidated affiliates (a)	447	474	370	303	282
(Loss) income before income taxes	(302)	20	305	236	140
Income tax benefit (expense)	—	1	(3)	(2)	(46)
Net (loss) income	(302)	21	302	234	94
Net income attributable to noncontrolling interests	(4)	(4)	(4)	(5)	(6)
Net (loss) income attributable to partners	(306)	17	298	229	88
Net loss attributable to predecessor operations (b)	—	—	—	—	224
Series A preferred limited partners' interest in net income	(37)	(37)	(37)	(4)	—
Series B preferred limited partners' interest in net income	(13)	(13)	(8)	—	—
Series C preferred limited partners' interest in net income	(9)	(9)	(2)	—	—
General partner interest in net income	—	(118)	(164)	(164)	(124)
Net (loss) income allocable to limited partners	$(365)	$(160)	$87	$61	$188
Net (loss) income per limited partner unit - basic and diluted	$(1.75)	$(1.05)	$0.61	$0.43	$1.64

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(millions, except per unit amounts)
Balance Sheet Data (at period end):
Property, plant and equipment, net	$7,993	$8,811	$9,135	$8,983	$9,069
Total assets	$12,957	$14,127	$14,266	$13,878	$13,611
Accounts payable	$720	$773	$926	$1,076	$735
Long-term debt	$5,119	$5,321	$4,782	$4,707	$4,907
Partners’ equity	$5,834	$6,605	$7,268	$7,408	$2,601
Predecessor equity	$—	$—	$—	$—	$4,220
Noncontrolling interests	$27	$28	$29	$30	$32
Total equity	$5,861	$6,633	$7,297	$7,438	$6,853
Other Information:
Cash distributions declared per unit	$1.56	$3.12	$3.12	$3.12	$3.12
Cash distributions paid per unit	$1.95	$3.12	$3.12	$3.12	$3.12
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

General Trends and Outlook
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the U.S. economy began to experience pronounced effects of the COVID-19 pandemic, curtailing global operations and travel, government mandated quarantines and stay at home orders, and an overall substantial slowdown of economic activity. A further downturn in global economic growth, or recessionary conditions in major geographic regions, is expected to lead to continued reduced demand for gas and NGLs, to negatively affect the market prices of our products, and to materially and adversely affecting our business, results of operations and liquidity. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is anticipated to be temporary, but there is uncertainty around the extent and duration of the COVID-19 pandemic and its related impact on us. We have experienced a negative effect on our results of operations during 2020 due to industry wide conditions, significantly depressed commodity prices and volumes and the economic impact of the COVID-19 pandemic. Management anticipates that our results of operations will continue to be negatively affected by the industry and economic impact of the COVID-19 pandemic in 2021 and beyond, however, the degree to which these factors will impact our business remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
We have taken proactive measures to address the unprecedented COVID-19 pandemic in order to maintain essential business functions at our plants and critical infrastructure with minimal disruptions. Our current continuity plan specifically addresses technology, communications, and remote operations. To protect our workforce, we have encouraged those employees who are able to work from home do so, while implementing additional safety guidelines at our plants for those who cannot. We continue to prioritize safe and reliable operations and have not experienced a disruption to operations or incurred significant additional costs as a result of the COVID-19 pandemic.
The sustained deterioration in commodity prices and volumes, other market declines or a decline in our unit price, may negatively impact our results of operations, and may increase the likelihood of further non-cash impairment charges or non-cash lower of cost or net realizable value inventory adjustments.
In 2020 we actively responded to the uncertain and volatile commodity and financial market conditions by executing a reduction of costs, capital and distributions. As uncertainty persists we will sustain cost reductions into 2021 and continue to increase efficiency via our transformation efforts. We are maintaining our cost discipline and reduced capital expenditures while optimizing our assets to generate and retain excess free cash flow to fund our business operations, maintain our distribution, and to retire debt and strengthen our balance sheet.
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis by growing our fee based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have declined substantially and experienced significant volatility in 2020. If commodity prices remain weak for a sustained period, our natural gas throughput and NGL volumes will be impacted, particularly as producers are curtailing or redirecting drilling.
Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic production. In recent years we have transformed our business to a more fee-based portfolio, more heavily focused on the business of the Logistics segment to reduce commodity exposure. In addition, we use our strategic hedging program to further mitigate commodity price exposure. We expect future commodity prices will be influenced by tariffs and other global economic conditions, the level of North American production and drilling activity by exploration and production companies, the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil, and the severity of winter and summer weather.
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be impacted by, among other things, reduced drilling activity, depressed commodity prices, severe weather disruptions, operational outages and ethane rejection. Due to the COVID-19 pandemic, there was a significant, unprecedented reduction in global demand for crude oil during the first half of 2020. This resulted in well curtailments and a precipitous drop in drilling activity. Upstream producers have maintained their reduced capital expenditures as uncertainty continues into 2021. As a result, we expect volumes to remain below 2019 levels which will to continue to impact earnings.
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
During 2021, our strategic objectives are to generate Excess Free Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Excess Free Cash Flows”) and reduce leverage. We believe the key elements to generating Excess Free Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Excess Free Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.
Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2021 plan includes sustaining capital expenditures of between $45 million and $85 million and expansion capital expenditures of between $25 million and $75 million.
Recent Events
Common and Preferred Distributions
On January 21, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution was paid on February 12, 2021 to unitholders of record on February 5, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2021 to unitholders of record on March 1, 2021. The Series C distribution will be paid on April 15, 2021 to unitholders of record on April 1, 2021.
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
Our processing contract arrangements can have a significant impact on our profitability and cash flow. Our actual contract terms are based upon a variety of factors, including the commodity pricing environment at the time the contract is executed, natural gas quality, geographic location, customer requirements and competition from other midstream service providers. Our gathering and processing contract mix and, accordingly, our exposure to natural gas, NGL and condensate prices, may change as a result of producer preferences, impacting our expansion in regions where certain types of contracts are more common as well as other market factors. We generate our revenues and our adjusted gross margin for our Gathering and Processing segment principally from contracts that contain a combination of fee based arrangements and percent-of-proceeds/liquids arrangements.
Our Gathering and Processing segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices and global demand. The number of active oil and gas drilling rigs in the United States significantly decreased, from 866 on December 31, 2019 to 351 on December 31, 2020. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas.
The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in Item 7A in this 2020 Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or net realizable value inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.
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
Many parts of the United States are currently experiencing winter storms that brought extraordinary arctic conditions, record low temperatures, and precipitation. This extreme weather event in February impacted the commodity markets, particularly natural gas pricing. Wide fluctuations in the price of natural gas caused by extreme weather events increase our working capital requirements in order to fund settlements or margin requirements on open positions on commodities exchanges. As described in Liquidity and Capital Resources, we have borrowed on our Credit Agreement to meet these short-term needs as a result of timing differences between our obligations and billing our customers. We expect these short-term working capital borrowings to decrease in the ordinary course of business in connection with monthly contract settlements with our customers and counterparties.

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

How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) adjusted gross margin and segment adjusted gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; (5) adjusted segment EBITDA; (6) Distributable Cash Flow and (7) Excess Free Cash Flow. Adjusted gross margin, segment adjusted gross margin, adjusted EBITDA, adjusted segment EBITDA, Distributable Cash Flow and Excess Free Cash Flow are non-GAAP. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.
Volumes - We view wellhead, throughput and storage volumes as important factors affecting our profitability. We gather and transport some of the natural gas and NGLs under fee-based transportation contracts. Revenue from these contracts is derived by applying the rates stipulated to the volumes transported. Pipeline throughput volumes from existing wells connected to our pipelines will naturally decline over time as wells deplete. Accordingly, to maintain or to increase throughput levels on these pipelines and the utilization rate of our natural gas processing plants, we must continually obtain new supplies of natural gas and NGLs. Our ability to maintain existing supplies of natural gas and NGLs and obtain new supplies are impacted by: (1) the level of workovers or recompletions of existing connected wells and successful drilling activity in areas currently dedicated to our pipelines; and (2) our ability to compete for volumes from existing and successful new wells in other areas. The throughput volumes of NGLs and gas on our pipelines are substantially dependent upon the quantities of NGLs and gas produced at our processing plants, as well as NGLs and gas produced at other processing plants that have pipeline connections with our NGL and gas pipelines. We regularly monitor producer activity in the areas we serve and in which our pipelines are located, and pursue opportunities to connect new supply to these pipelines. We also monitor our inventory in our NGL and gas storage facilities, as well as overall demand for storage based on seasonal patterns and other market factors such as weather and overall market demand.

Results of Operations

Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the years ended December 31, 2020, 2019, and 2018. The results of operations by segment are discussed in further detail following this consolidated overview discussion. Discussions for the year ended December 31, 2019 vs. year ended December 31, 2018 can be found in our Annual Report Form 10-K for the year ended December 31, 2019 and should be read in conjunction with the discussions below.

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
	2020	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$5,530	$6,856	$9,014	$(1,326)	(19)%	$(2,158)	(24)%
Gathering and Processing	3,479	4,319	5,843	(840)	(19)%	(1,524)	(26)%
Inter-segment eliminations	(2,707)	(3,550)	(5,035)	(843)	(24)%	(1,485)	(29)%
Total operating revenues	6,302	7,625	9,822	(1,323)	(17)%	(2,197)	(22)%
Purchases and related costs
Logistics and Marketing	(5,197)	(6,602)	(8,789)	(1,405)	(21)%	(2,187)	(25)%
Gathering and Processing	(2,253)	(2,970)	(4,265)	(717)	(24)%	(1,295)	(30)%
Inter-segment eliminations	2,707	3,550	5,035	(843)	(24)%	(1,485)	(29)%
Total purchases	(4,743)	(6,022)	(8,019)	(1,279)	(21)%	(1,997)	(25)%
Operating and maintenance expense	(607)	(728)	(760)	(121)	(17)%	(32)	(4)%
Depreciation and amortization expense	(376)	(404)	(388)	(28)	(7)%	16	4%
General and administrative expense	(253)	(275)	(276)	(22)	(8)%	(1)	—%
Asset impairments	(746)	(247)	(145)	499	*	102	*
Other expense, net	(15)	(8)	(11)	7	*	(3)	(27)%
Loss on sale of assets, net	—	(80)	—	(80)	*	80	*
Restructuring costs	(9)	(11)	—	(2)	(18)%	11	*
Loss from financing activities	—	—	(19)	—	—%	(19)	*
Earnings from unconsolidated affiliates (b)	447	474	370	(27)	(6)%	104	28%
Interest expense	(302)	(304)	(269)	(2)	(1)%	35	13%
Income tax expense	—	1	(3)	1	*	(4)	*
Net income attributable to noncontrolling interests	(4)	(4)	(4)	—	—%	—	—%
Net (loss) income attributable to partners	$(306)	$17	$298	$(323)	*	$(281)	(94)%
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$333	$254	$225	$79	31%	$29	13%
Gathering and Processing	1,226	1,349	1,578	(123)	(9)%	(229)	(15)%
Total adjusted gross margin	$1,559	$1,603	$1,803	$(44)	(3)%	$(200)	(11)%

Non-cash commodity derivative mark-to-market	$55	$(78)	$108	$133	*	$(186)	*
NGL pipelines throughput (MBbls/d) (d)	661	626	582	35	6%	44	8%
Gas pipelines throughput (TBtu/d) (d) (e)	1.1	0.4	0.2	0.7	*	0.2	*
Natural gas wellhead (MMcf/d) (d)	4,558	4,941	4,769	(383)	(8)%	172	4%
NGL gross production (MBbls/d) (d)	400	417	413	(17)	(4)%	4	1%
* Percentage change is not meaningful.
(a) Operating revenues include the impact of trading and marketing gains (losses), net.
(b) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities and impairment of $61 million of our equity investment in Discovery Producer Services LLC.

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
(e) Represents average throughput for full years 2020 and 2019. Cheyenne Connector was placed in service June 2020 and had an average throughput of .3 TBtu/d for the fourth quarter of 2020. Gulf Coast Express pipeline was placed in service September 2019 and had an average throughput of .5 TBtu/d for the fourth quarter of 2019.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Total Operating Revenues — Total operating revenues decreased $1,323 million in 2020 compared to 2019, primarily as a result of the following:
•$1,326 million decrease for our Logistics and Marketing segment, primarily due to lower commodity prices and lower NGL and gas sales volumes, partially offset by favorable commodity derivative activity and increase in transportation, processing and other; and
•$840 million decrease for our Gathering and Processing segment, primarily due to lower commodity prices and decreased volumes in the Midcontinent and South regions, partially offset by increased volume from growth projects in the DJ Basin, increased volumes in the Permian region and favorable commodity derivative activity and an increase in transportation, processing and other.
These decreases were partially offset by:
•$843 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to lower commodity prices and lower NGL and gas sales volumes.
Total Purchases — Total purchases decreased $1,279 million in 2020 compared to 2019, primarily as a result of the following:
•$1,405 million decrease for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$717 million decrease for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These decreases were partially offset by:
•$843 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs across all regions as a result of transformation efforts, restructuring and operational efficiencies.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2020 compared to 2019, primarily as a result of asset dispositions and asset impairments.
General and Administrative Expense — General and administrative expense decreased in 2020 compared to 2019, primarily as a result of reduced headcount and employee benefits, partially offset by fees.
Asset Impairments — Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region. Asset impairments in 2019 relate to property, plant and equipment in the Midcontinent and Permian regions and goodwill in our Marysville reporting unit.
Other Expense, net — Other expense, net primarily relates to pipeline linefill adjustments and asset write offs.
Loss on Sale of Assets, net — The loss on sale of assets in 2019 represents the sale of our wholesale propane business and other non-core assets.

Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2020 compared to 2019, primarily as a result of an impairment in our equity investment in Discovery, partially offset by the Gulf Coast Express pipeline coming online in the third quarter of 2019, and the Cheyenne Connector pipeline coming online in the second quarter of 2020.
Net (Loss) Income Attributable to Partners — Net (loss) income attributable to partners decreased in 2020 compared to 2019 for the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $44 million in 2020 compared to 2019, primarily as a result of the following:
•$123 million decrease for our Gathering and Processing segment, primarily related to lower commodity prices and lower margins and volumes in the South region and lower volumes in the Midcontinent region, partially offset by favorable commodity derivative activity, increased volumes from growth projects in the DJ Basin and increased volumes in the Permian region, partially offset by
•$79 million increase for our Logistics and Marketing segment, primarily related to favorable commodity derivative activity, higher gas storage marketing margins and the DJ Basin Southern Hills extension , partially offset by lower gas pipeline marketing margins due to less favorable commodity spreads primarily associated with the Guadalupe pipeline in 2020, the sale of our wholesale propane business in 2019, and decreased NGL storage and pipeline margins.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the years ended December 31, 2020, 2019 and 2018, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2020	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$279	$287	$223
DCP Southern Hills Pipeline, LLC	78	77	68
Gulf Coast Express LLC	66	27	—
Front Range Pipeline LLC	38	32	24
Texas Express Pipeline LLC	18	16	19
Discovery Producer Services LLC (a)	(63)	6	8
Mont Belvieu 1 Fractionator	12	13	16
Mont Belvieu Enterprise Fractionator	11	14	10
Cheyenne Connector, LLC	6	—	—
Other	2	2	2
Total earnings from unconsolidated affiliates	$447	$474	$370
(a) Includes an other than temporary impairment of $61 million taken on the investment in the first quarter of 2020.
Distributions received from unconsolidated affiliates were as follows:

	Year Ended December 31,
	2020 (a)	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$335	$322	$252
DCP Southern Hills Pipeline, LLC	92	89	83
Gulf Coast Express LLC	81	25	—
Front Range Pipeline LLC	49	31	29
Texas Express Pipeline LLC	22	16	20
Discovery Producer Services LLC	14	28	30
Mont Belvieu 1 Fractionator	14	14	15
Mont Belvieu Enterprise Fractionator	12	11	9
Cheyenne Connector, LLC	7	—	—
Other	5	4	3
Total distributions from unconsolidated affiliates	$631	$540	$441
(a) Excludes a $6 million distribution from unconsolidated affiliate that is reflected in investing activities in the statement of cash flows.

Results of Operations — Logistics and Marketing Segment

The results of operations for our Logistics and Marketing segment are as follows:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
	2020	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$5,355	$6,842	$9,017	$(1,487)	(22)%	$(2,175)	(24)%
Transportation, processing and other	51	46	57	5	11%	(11)	(19)%
Trading and marketing gains (losses), net	124	(32)	(60)	156	*	28	47%
Total operating revenues	5,530	6,856	9,014	(1,326)	(19)%	(2,158)	(24)%
Purchases and related costs	(5,197)	(6,602)	(8,789)	(1,405)	(21)%	(2,187)	(25)%
Operating and maintenance expense	(36)	(42)	(47)	(6)	(14)%	(5)	(11)%
Depreciation and amortization expense	(13)	(19)	(15)	(6)	(32)%	4	27%
General and administrative expense	(7)	(8)	(12)	(1)	(13)%	(4)	(33)%
Asset impairments	—	(35)	—	(35)	*	35	*
Other expense, net	(10)	(3)	(4)	7	*	(1)	(25)%
Earnings from unconsolidated affiliates (a)	510	468	362	42	9%	106	29%
Loss on sale of assets, net	—	(10)	—	(10)	*	(10)	*
Segment net income attributable to partners	$777	$605	$509	$172	28%	$96	19%
Other data:
Segment adjusted gross margin (b)	$333	$254	$225	$79	31%	$29	13%
Non-cash commodity derivative mark-to-market	$78	$(29)	$(4)	$107	*	$(25)	*
NGL pipelines throughput (MBbls/d) (c)	661	626	582	35	6%	44	8%
Gas pipelines throughput (TBtu/d) (c)	1.1	0.4	0.2	0.7	*	0.2	*
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the throughput volumes.

Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Total Operating Revenues — Total operating revenues decreased $1,326 million in 2020 compared to 2019, primarily as a result of the following:
•$1,068 million decrease as a result of lower commodity prices before the impact of derivative activity; and
•$419 million decrease attributable to lower NGL and gas sales volumes.
These decreases were partially offset by:
•$156 million increase as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative gains of $107 million due to movements in forward prices of commodities in 2020 and an increase in realized cash settlement gains of $49 million; and
•$5 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $1,405 million in 2020 compared to 2019, as a result of the commodity price and volume changes discussed above.

Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, as a result of focused cost reduction efforts.
Asset Impairments — Asset impairments in 2019 relate to goodwill allocated to the Marysville reporting unit.
Other Expense, net — Other expense, net primarily relates to pipeline linefill adjustments.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2020 compared to 2019, primarily as a result of the Gulf Coast Express pipeline coming online in the third quarter 2019, the Cheyenne Connector pipeline coming online in the second quarter 2020, partially offset by decreased volumes on the Sand Hills pipeline.
Loss on Sale of Assets, net — The loss on sale of assets, net in 2019 represents the sale of our wholesale propane business and other non-core assets.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $79 million in 2020 compared to 2019, primarily as a result of the following:
•$156 million increase as a result of commodity derivative activity as discussed above;
•$13 million increase as a result of gas storage marketing margins; and
•$10 million increase as a result of the DJ Basin Southern Hills extension.
These increases were partially offset by:
•$88 million decrease primarily as a result of decreased gas pipeline marketing margins due to less favorable commodity spreads in 2020;
•$6 million decrease as a result of the sale of our wholesale propane business in 2019;
•$5 million decrease as a result of decreased NGL storage margins; and
•$1 million decrease as a result of decreased other NGL pipeline margins.
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

Results of Operations — Gathering and Processing Segment
The results of operations for our Gathering and Processing segment are as follows:

	Year Ended December 31,			Variance 2020 vs. 2019		Variance 2019 vs. 2018
	2020	2019	2018	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$3,042	$3,905	$5,392	$(863)	(22)%	$(1,487)	(28)%
Transportation, processing and other	405	395	432	10	3%	(37)	(9)%
Trading and marketing gains, net	32	19	19	13	68%	—	—%
Total operating revenues	3,479	4,319	5,843	(840)	(19)%	(1,524)	(26)%
Purchases and related costs	(2,253)	(2,970)	(4,265)	(717)	(24)%	(1,295)	(30)%
Operating and maintenance expense	(554)	(664)	(692)	(110)	(17)%	(28)	(4)%
Depreciation and amortization expense	(333)	(355)	(346)	(22)	(6)%	9	3%
General and administrative expense	(22)	(23)	(19)	(1)	(4)%	4	21%
Asset impairments	(746)	(212)	(145)	534	*	67	46%
Other expense, net	(3)	(5)	(6)	(2)	(40)%	(1)	(17)%
Loss on sale of assets, net	—	(70)	—	(70)	*	(70)	*
(Loss) earnings from unconsolidated affiliates (a)	(63)	6	8	(69)	*	(2)	(25)%
Segment net (loss) income	(495)	26	378	(521)	*	(352)	(93)%
Segment net income attributable to noncontrolling interests	(4)	(4)	(4)	—	—%	—	—%
Segment net (loss) income attributable to partners	$(499)	$22	$374	$(521)	*	$(352)	(94)%
Other data:
Segment adjusted gross margin (b)	$1,226	$1,349	$1,578	$(123)	(9)%	$(229)	(15)%
Non-cash commodity derivative mark-to-market	$(23)	$(49)	$112	$26	53%	$(161)	(144)%
Natural gas wellhead (MMcf/d) (c)	4,558	4,941	4,769	(383)	(8)%	172	4%
NGL gross production (MBbls/d) (c)	400	417	413	(17)	(4)%	4	1%
* Percentage change is not meaningful.
(a) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities and impairment of $61 million of our equity investment in Discovery Producer Services LLC.
(b) Segment adjusted gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Total Operating Revenues — Total operating revenues decreased $840 million in 2020 compared to 2019, primarily as a result of the following:
•$748 million decrease attributable to lower commodity prices, before the impact of derivative activity; and
•$362 million decrease primarily as a result of decreased volumes in the Midcontinent and South regions.
These decreases were partially offset by:

•$247 million increase primarily as a result of increased volume from growth projects in the DJ Basin and increased volumes in the Permian region;
•$13 million increase as a result of commodity derivative activity attributable to a decrease in unrealized commodity derivative losses of $26 million due to movements in forward prices of commodities in 2020, partially offset by a decrease in realized cash settlement gains of $13 million; and
•$10 million increase in transportation, processing and other.
Purchases and Related Costs — Purchases and related costs decreased $717 million in 2020 compared to 2019, primarily as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense decreased in 2020 compared to 2019, primarily as a result of decreased base operating costs across all regions as a result of transformation efforts, restructuring and operational efficiencies.
Depreciation and Amortization Expense — Depreciation and amortization expense decreased in 2020 compared to 2019, primarily as a result of asset dispositions and asset impairments.
General and Administrative Expense — General and administrative expense decreased in 2020 compared to 2019, as a result of reduced headcount and employee benefits, partially offset by fees.
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
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $123 million in 2020 compared to 2019, primarily as a result of the following:
•$130 million decrease as a result of lower commodity prices; and
•$6 million decrease as a result of lower volumes in the Midcontinent region and lower margins and volumes in the South region, partially offset by increased volumes from growth projects in the DJ Basin and increased volumes in the Permian region.
This decrease was partially offset by:
•$13 million increase as a result of commodity derivative activity as discussed above.
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
•capital expenditures;
•contributions to our unconsolidated affiliates to finance our share of their capital expenditures;
•business and asset acquisitions; and
•collateral with counterparties to our swap contracts to secure potential exposure under these contracts, which may, at times, be significant depending on commodity price movements.
We believe that commodity prices will remain volatile and volumes may decline in the near term due to the COVID-19 pandemic and its impact on the U.S. economy. We anticipate this will have an indirect impact on our leverage. While we have taken significant actions to mitigate the impact of the effects resulting of the COVID-19 pandemic and reduce our debt in 2020, our leverage may increase as a result of the current economic environment.
We believe that cash generated from these sources and other proactive cost reduction actions will be sufficient to meet our short-term working capital requirements, long-term capital expenditures and quarterly cash distributions for at least the next twelve months.
We routinely evaluate opportunities for strategic investments or acquisitions. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities or acquisitions.
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

Credit Agreement — As of December 31, 2020, we had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Many parts of the United States are currently experiencing winter storms that brought extraordinary arctic conditions, record low temperatures, and precipitation. This extreme weather event in February impacted the commodity markets, particularly natural gas pricing. Wide fluctuations in the price of natural gas caused by extreme weather events increase our working capital requirements in order to fund settlements or margin requirements on open positions on commodities exchanges. We have borrowed on our Credit Agreement to meet these short-term needs as a result of timing differences between our obligations and billing our customers. We expect these short-term working capital borrowings to decrease in the ordinary course of business in connection with monthly contract settlements with our customers and counterparties. As of February 19, 2021, we had over $1 billion of unused borrowing capacity, net of $10 million of letters of credit and $381 million of borrowings under the Credit Agreement. Additionally, as of February 19, 2021, we held letters of credit of $183 million from counterparties to secure their future performance under financial or physical contracts.

Accounts Receivable Securitization Facility — As of December 31, 2020, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, debt securities, and guarantees of debt securities
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program to replace the expired shelf registration statement. During the year ended December 31, 2020, prior to October 2, 2020, we did not issue any common units pursuant to the now expired registration statement from and after October 2, 2020, we did not issue any common units pursuant to the new registration statement, and subsequent to December 31, 2020, we did not issue any common units pursuant to the new registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Therefore, the Company is no longer presenting consolidating financial information for its parent guarantor, subsidiary issuer, and non-guarantor subsidiaries. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $87 million and $83 million as of December 31, 2020 and December 31, 2019, respectively;
•Balances related to debt of $5.273 billion and $5.549 billion as of December 31, 2020 and December 31, 2019, respectively; and
•Interest expense, net of $297 million and $293 million for the year ended December 31, 2020 and 2019, respectively.

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
We had working capital deficits of $613 million and $713 million as of December 31, 2020 and December 31, 2019, respectively, driven by current maturities of long term debt of $505 million and $603 million, respectively. We had a net derivative working capital surplus of $7 million as of December 31, 2020 and deficit of $26 million as of December 31, 2019.
As of December 31, 2020, we had $52 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2020	2019	2018
	(millions)
Net cash provided by operating activities	$1,099	$859	$662
Net cash used in investing activities	$(259)	$(760)	$(945)
Net cash used in financing activities	$(785)	$(99)	$128
Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Operating Activities — Net cash provided by operating activities increased $240 million in 2020 compared to the same period in 2019. The changes in net cash provided by operating activities are attributable to our net (loss) income adjusted for non-cash charges and changes in working capital as presented in the consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $501 million in 2020 compared to the same period in 2019, primarily as a result of lower capital expenditures due to completed capital projects and lower investments in unconsolidated affiliates, primarily related to the completion of construction of the Gulf Coast Express pipeline, partially offset by asset divestitures in 2019.
Financing Activities — Net cash used in financing activities increased $686 million in 2020 compared to the same period in 2019, primarily as a result of higher net payments of debt, partially offset by lower distributions paid to limited partners following our distribution reduction in the first quarter of 2020.

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
•Sustaining capital expenditures, which are cash expenditures to maintain our cash flows, operating or earnings capacity. These expenditures add on to or improve capital assets owned, including certain system integrity, compliance and safety improvements. Sustaining capital expenditures also include certain well connects, and may include the acquisition or construction of new capital assets; and
•Expansion capital expenditures, which are cash expenditures to increase our cash flows, or operating or earnings capacity. Expansion capital expenditures include acquisitions or capital improvements (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2021 plan includes sustaining capital expenditures of between $45 million and $85 million and expansion capital expenditures of between $25 million and $75 million.
We intend to make cash distributions to our unitholders. Due to our cash distribution policy, we expect that we will distribute to our unitholders most of our excess free cash flow.
We expect to fund future acquisitions and capital expenditures with funds generated from our operations, borrowings under our Credit Agreement, Securitization Facility and the issuance of additional debt and equity securities. Future material investments or acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $406 million and $618 million during the years ended December 31, 2020 and 2019, respectively.
On January 21, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on February 12, 2021 to unitholders of record on February 5, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2021 to unitholders of record on March 1, 2021. The Series C distribution will be paid on April 15, 2021 to unitholders of record on April 1, 2021.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 16. “Partnership Equity and Distributions” in the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of December 31, 2020, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,179	$792	$1,347	$1,269	$4,771
Finance lease obligations	33	5	10	8	10
Operating lease obligations	115	28	43	20	24
Purchase obligations (b)	9,182	1,442	2,832	2,160	2,748
Other long-term liabilities (c)	159	—	28	16	115
Total	$17,668	$2,267	$4,260	$3,473	$7,668

(a) Includes interest payments on debt securities that have been issued. These interest payments are $292 million, $497 million, $444 million, and $1,671 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b) Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of December 31, 2020. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c) Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the December 31, 2020 consolidated balance sheet. The table above excludes non-cash obligations as well as $35 million of Executive Deferred Compensation Plan contributions and $9 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of December 31, 2020, we had no items that were classified as off-balance sheet obligations.

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
Excess Free Cash Flow — We define Excess Free Cash Flow as Distributable Cash Flow, as defined above, less distributions to limited partners and the general partner, less expansion capital expenditures, net of reimbursable projects, and contributions to equity method investments and certain other items. Expansion capital expenditures are cash expenditures to increase our cash flows, or operating or earnings capacity. Expansion capital expenditures include acquisitions or capital improvements (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$6,302	$7,625	$9,822
Cost of revenues
Purchases and related costs	3,627	4,933	7,123
Purchases and related costs from affiliates	166	223	228
Transportation and related costs from affiliates	950	866	668
Depreciation and amortization expense	376	404	388
Gross margin	1,183	1,199	1,415
Depreciation and amortization expense	376	404	$388
Adjusted gross margin	$1,559	$1,603	$1,803

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$5,530	$6,856	$9,014
Cost of revenues
Purchases and related costs	5,197	6,602	8,789
Depreciation and amortization expense	13	19	15
Segment gross margin	320	235	$210
Depreciation and amortization expense	13	19	$15
Segment adjusted gross margin	$333	$254	$225

Gathering and Processing segment:
Operating revenues	$3,479	$4,319	$5,843
Cost of revenues
Purchases and related costs	2,253	2,970	4,265
Depreciation and amortization expense	333	355	346
Segment gross margin	893	994	1,232
Depreciation and amortization expense	333	355	346
Segment adjusted gross margin	$1,226	$1,349	$1,578

	Year Ended December 31,
	2020	2019	2018
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$777	$605	$509
Non-cash commodity derivative mark-to-market	(78)	29	4
Depreciation and amortization expense, net of noncontrolling interest	13	19	15
Distributions from unconsolidated affiliates, net of earnings	106	44	49
Loss on sale of assets, net	—	10	—
Asset impairments	—	35	—
Other expense	2	—	—
Adjusted segment EBITDA	$820	$742	$577

Gathering and Processing segment:
Segment net (loss) income attributable to partners	$(499)	$22	$374
Non-cash commodity derivative mark-to-market	23	49	(112)
Depreciation and amortization expense, net of noncontrolling interest	332	354	345
Asset impairments	746	212	145
Loss on sale of assets, net	—	70	—
Distributions from unconsolidated affiliates, net of earnings	78	22	22
Other expense	3	6	7
Adjusted segment EBITDA	$683	$735	$781

(a) We recognized $6 million and $10 million of lower of cost or net realizable value adjustments for the years ended December 31, 2020 and 2019, respectively.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Impairment of Goodwill
We evaluate goodwill for impairment annually in the third quarter, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.	We determine fair value using widely accepted valuation techniques, namely discounted cash flow and market multiple analyses. These techniques are also used when assigning the purchase price to acquired assets and liabilities. These types of analyses require us to make assumptions and estimates regarding industry and economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.	We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information (including forecasted commodity prices and volumes), as well as historical and other factors. If our assumptions are not appropriate, or future events indicate that our goodwill is impaired, our net income would be impacted by the amount by which the carrying value exceeds the fair value of the reporting unit, to the extent of the balance of goodwill. We recorded $159 million of goodwill impairment during the year ended December 31, 2020.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

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
Using the impairment review methodology described herein, we recorded a $587 million impairment charge on long-lived assets during the year ended December 31, 2020 when it was determined that the carrying value of certain asset groups were not recoverable or when we determine assets within an asset group will provide no further benefit. If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Impairment of Investments in Unconsolidated Affiliates
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value that is other than temporary. When evidence of loss in value has occurred that is determined to be other an temporary, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred.	Our impairment analyses require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets, future volumes, assessing the probability of differing estimated outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. When there is evidence of an other than temporary loss in value, we assess the fair value of our unconsolidated affiliates using commonly accepted techniques, and may use more than one method, but is primarily measured with discounted cash flow models.
Using the impairment review methodology described herein, we recorded a $61 million impairment charge on investments in unconsolidated affiliates during the year ended December 31, 2020 when it was determined that our investment had suffered a decline in fair value that we concluded to be other than temporary. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on the investee's operations and cash flows.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions

Accounting for Risk Management Activities and Financial Instruments
Each derivative not qualifying for the normal purchases and normal sales exception is recorded on a gross basis in the consolidated balance sheets at its fair value as unrealized gains or unrealized losses on derivative instruments. Derivative assets and liabilities remain classified in our consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments at fair value until the end of the contractual settlement period. Values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions.	When available, quoted market prices or prices obtained through external sources are used to determine a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices.	If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in our estimated fair value of derivatives at December 31, 2020 would have affected net income by approximately $2 million based on our net derivative position for the year ended December 31, 2020.

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
Risk Management Policy
We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. Our Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of commodity price risk and counterparty credit risk, including monitoring trading and marketing risk exposure, risk limits, valuation and risk measurement methodologies, risk management activities, commodity contracts, and other related operations, policies and procedures, exposure limits and internal controls in place.
We have established volumetric limits, tenor limits, operational timing and required exit strategies for our commodity cash flow protection activities.
We have also established total volumetric limits, volumetric imbalance limits, tenor limits, and total value limits, which are all monitored daily, for our natural gas asset based trading and marketing.
See Note 15, Risk Management and Hedging Activities, of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the accounting for derivative contracts.
Commodity Price Risk
We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering services, we receive fees or commodities from producers to bring the natural gas from the wellhead to the processing plant. For processing and storage services, we either receive fees or commodities as payment for these services, depending on the types of contracts. The Risk Management Committee approves the commodities, products and types of transactions to be entered into in the execution of our risk taking and mitigation strategy. We use swaps, futures, forwards and options in various markets to manage the execution of our commodity price risk mitigation strategy and use the market knowledge gained from our physical commodity market activities to capture market opportunities.
Our use of derivative instruments is governed by our Risk Management Policy approved by our Board of Directors and Risk Management Committee, which policy prohibits the use of highly leveraged derivatives or derivative instruments without sufficient market liquidity for comparable valuations and establishes risk limits, policies and procedures to manage risks associated with our trading, marketing and hedging activities. Compliance with these limits is monitored daily by our Risk Management Committee.
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
Commodity prices experienced volatility during 2020, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A decline in commodity prices could result in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of February 17, 2021 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2021 — December 2021	Natural Gas	(145,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.35-$2.99/MMBtu
January 2022 — December 2022	Natural Gas	(80,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.40-$2.71/MMBtu
January 2021 — December 2021	NGLs	(9,838) Bbls/d (d)	Mt.Belvieu (b)	$.53-$.77/Gal
January 2022 — December 2022	NGLs	(494) Bbls/d (d)	Mt.Belvieu (b)	$.54-$.54/Gal
January 2021 — February 2022	Crude Oil	(7,633) Bbls/d (d)	NYMEX crude oil futures (c)	$45.46-$57.29/Bbl
March 2022 — February 2023	Crude Oil	(2,424) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$48.85/Bbl

(a) NYMEX final settlement price for natural gas futures contracts.
(b)The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d) Average Bbls/d per time period.
Our sensitivities for 2021 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2021, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.

Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$5
Natural gas prices	$0.10	MMBtu	$1
Crude oil prices	$1.00	Barrel	$2
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

We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$2
Natural gas prices	$0.10	MMBtu	$5
Crude oil prices	$1.00	Barrel	$2
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of December 31, 2020:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

December 31, 2020	Natural Gas	10,373,140	MMBtu	$18	$1.73/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

January 2021 — April 2021	Natural Gas	(26,297,500)	MMBtu	$7	$2.28-$3.41/MMBtu
January 2021 — October 2021	Natural Gas	14,355,000	MMBtu	$(4)	$2.26-$3.41/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of December 31, 2020:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
January 2021 — December 2024	Natural Gas	(119,215,000)	MMBtu	$(3)	$0.06-$0.10/MMBtu
January 2021 — December 2025	Natural Gas	138,387,500	MMBtu	$30	$0.42-$0.55/MMBtu

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

Fair Value of Contracts as of December 31, 2020
Sources of Fair Value	Total	Maturity in 2021
	(millions)
Prices supported by quoted market prices and other external sources	$18	$10
Prices based on models or other valuation techniques	(2)	(3)
Total	$16	$7

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
Credit Risk
Our customers include large multi-national petrochemical and refining companies, natural gas marketers, as well as commodity producers. Substantially all of our natural gas, propane and NGL sales are made at market-based prices. This concentration of credit risk may affect our overall credit risk, as these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits, and monitor the appropriateness of these limits on an ongoing basis. Our corporate credit policy, as well as the standard terms and conditions of our agreements, prescribe the use of financial responsibility and reasonable grounds for adequate assurances. These provisions allow our credit department to request that a counterparty remedy its credit limit violations by posting cash or letters of credit for exposure in excess of an established credit line. The credit line represents an open credit limit, determined in accordance with our credit policy. Our standard agreements also provide that the inability of a counterparty to post collateral is sufficient cause to terminate a contract and liquidate all positions. The adequate assurance provisions also allow us to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment to us in a satisfactory form.
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
At December 31, 2020, the effective weighted-average interest rate on our outstanding debt was 5.26%.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Gulf Coast Express Pipeline, LLC, an investment which is accounted for by the Partnership using the equity method. The accompanying consolidated financial statements of the Partnership include its equity investment in Gulf Coast Express Pipeline, LLC of $436 million as of December 31, 2020, and its equity earnings in Gulf Coast Express Pipeline, LLC of $66 million for the year ended December 31, 2020. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf Coast Express Pipeline LLC, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 13 to the financial statements, the Partnership has changed its method of accounting for leases in the year ended December 31, 2019 due to adoption of Accounting Standards Codification Topic 842 – Leases.

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

Critical Audit Matters

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

Impairment of Long-Lived Assets – Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Partnership periodically evaluates whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. When management determines a recoverability analysis is required, this evaluation is based on undiscounted cash flow projections. The development of the Partnership’s undiscounted future cash flow projections requires management to apply judgment in estimating future cash flows, including the impact of future volumes of raw natural gas, or other applicable throughput, that are expected to be produced or delivered by third parties and subsequently gathered, treated, processed, transported and/or stored. If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset group’s carrying value over its fair value.

These analyses resulted in management recognizing a $587 million impairment loss associated with certain asset groups in the Permian and South regions during the year ended December 31, 2020. Management estimated the fair value of the respective asset groups using discounted cash flow models by selecting a discount rate reflective of the risk inherent in future cash flows, and applying that discount rate to the cash flow projections. Changes in the assumptions used to estimate the discount rate could have a significant effect on both the fair value of the respective asset group and the related impairment expense.

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

•We evaluated management’s estimates of future volumes by:
–Comparing recent actual results to management’s historical forecasts
–Comparing historical growth rates to future growth rates
–Searching for information provided by, or relating to, the Partnership’s customers
–Researching industry trends specifically in the Permian and South regions
–Considering recent historical results, and the impact of unique events or circumstances
–Evaluating forecasted information included in Partnership’s public disclosures for consistency

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Evaluating the appropriateness of the mathematical model used to develop the discount rate
–Recomputing the mathematical accuracy of the calculation of the discount rate
–Evaluating the guideline public companies selected by management and used in the selection of the discount rate considering the comparability of operations to those of the Partnership
–Comparing the selected discount rate to discount rate estimates for the industry/location/asset type published by a third-party financial institution
–Developing a range of independent estimates of the discount rate by independently obtaining information to estimate components of the discount rate, including the cost of debt capital, the cost of equity capital, and debt-to-equity ratio
–Comparing the discount rate selected by management with the range of independent estimates

Impairment of Investments in Unconsolidated Affiliates – Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description

The Partnership periodically evaluates whether investments in unconsolidated affiliates have become impaired when events or changes in circumstances indicate a decline in value of such investment has occurred that is other than temporary. If an impairment is determined to be other than temporary, the Partnership measures the fair value of the investment primarily using a discounted cash flow analysis which requires management to apply judgement in estimating future cash flows, including the impact of future volumes of raw natural gas, or other applicable throughput, that are expected to be produced or delivered by third parties and subsequently gathered, treated, processed, transported and/or stored by the investee. If the estimated fair value of the investment is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

These analyses resulted in management recognizing a $61 million impairment loss on the equity method investment in Discovery Producer Services LLC (“Discovery”) during the year ended December 31, 2020. Management estimated the fair value of the investment using a discounted cash flow model by selecting a discount rate reflective of the risk inherent in future cash flows, and applying that discount rate to the cash flow projections. Changes in the assumptions used to estimate the discount rate could have a significant effect on both the fair value of the investment and the related impairment expense.

Given the Partnership’s use of future volumes of raw natural gas, or other applicable throughput, attributable to the investment, which requires management to apply judgment for which there is limited historical data or other objectively verifiable evidence, auditing management’s judgments regarding future volumes of raw natural gas, or other applicable throughput, attributable to the investment, and the selection of a discount rate, involved especially subjective auditor judgment and an increased extent of effort was required, including the need to utilize our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future volumes of raw natural gas, or other applicable throughput, attributable to Discovery, and the selection of the discount rate applied to estimated future cash flows, included the following, among others:

•We tested the effectiveness of controls over estimates of future volumes of raw natural gas, or other applicable throughput, attributable to Discovery, and the selection of the discount rate.

•We evaluated management’s estimates of future volumes for Discovery by:
–Comparing recent actual results to management’s forecasts
–Searching for information provided by, or relating to, Discovery’s customers
–Obtaining internal communications to management from the operator of Discovery
–Considering recent historical results, and the impact of unique events or circumstances
–Evaluating forecasted information included in the financial statements of Discovery for consistency

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 19, 2021

We have served as the Partnership’s auditor since 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2020, the related statements of income, members’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Emphasis of Matter – Significant Transactions with Related Parties

As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with related parties.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Houston Texas
February 19, 2021

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$52	$1

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $3 million, respectively	572	726
Affiliates	238	138
Other	10	14
Inventories	38	46
Unrealized gains on derivative instruments	63	32
Collateral cash deposits	14	111
Other	21	12
Total current assets	1,008	1,080
Property, plant and equipment, net	7,993	8,811
Goodwill	—	159
Intangible assets, net	44	61
Investments in unconsolidated affiliates	3,641	3,724
Unrealized gains on derivative instruments	16	2
Operating lease assets	85	107
Other long-term assets	170	183
Total assets	$12,957	$14,127
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$536	$638
Affiliates	161	100
Other	23	35
Current debt	505	603
Unrealized losses on derivative instruments	56	58
Accrued interest	85	80
Accrued taxes	59	65
Accrued wages and benefits	70	58
Capital spending accrual	4	28
Other	122	128
Total current liabilities	1,621	1,793
Long-term debt	5,119	5,321
Unrealized losses on derivative instruments	7	20
Deferred income taxes	30	30
Operating lease liabilities	76	88
Other long-term liabilities	243	242
Total liabilities	7,096	7,494
Commitments and contingent liabilities (see note 21)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	489	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,351,528 and 208,329,928 common units authorized, issued and outstanding, respectively)	5,090	5,861
Accumulated other comprehensive loss	(7)	(7)
Total partners’ equity	5,834	6,605
Noncontrolling interests	27	28
Total equity	5,861	6,633
Total liabilities and equity	$12,957	$14,127
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$4,603	$6,023	$7,764
Sales of natural gas, NGLs and condensate to affiliates	1,088	1,176	1,610
Transportation, processing and other	455	439	489
Trading and marketing gains (losses), net	156	(13)	(41)
Total operating revenues	6,302	7,625	9,822
Operating costs and expenses:
Purchases and related costs	3,627	4,933	7,123
Purchases and related costs from affiliates	166	223	228
Transportation and related costs from affiliates	950	866	668
Operating and maintenance expense	607	728	760
Depreciation and amortization expense	376	404	388
General and administrative expense	253	275	276
Asset impairments	746	247	145
Other expense, net	15	8	11
Loss on sale of assets, net	—	80	—
Restructuring costs	9	11	—
Total operating costs and expenses	6,749	7,775	9,599
Operating (loss) income	(447)	(150)	223
Loss from financing activities	—	—	(19)
Earnings from unconsolidated affiliates	447	474	370
Interest expense, net	(302)	(304)	(269)
(Loss) income before income taxes	(302)	20	305
Income tax benefit (expense)	—	1	(3)
Net (loss) income	(302)	21	302
Net income attributable to noncontrolling interests	(4)	(4)	(4)
Net (loss) income attributable to partners	(306)	17	298
Series A preferred limited partners' interest in net (loss) income	(37)	(37)	(37)
Series B preferred limited partners' interest in net (loss) income	(13)	(13)	(8)
Series C preferred limited partners' interest in net (loss) income	(9)	(9)	(2)
General partner’s interest in net (loss) income	—	(118)	(164)
Net (loss) income allocable to limited partners	$(365)	$(160)	$87
Net (loss) income per limited partner unit — basic and diluted	$(1.75)	$(1.05)	$0.61
Weighted-average limited partner units outstanding — basic	208.3	153.1	143.3
Weighted-average limited partner units outstanding — diluted	208.3	153.1	143.3
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2020	2019	2018
	(millions)
Net (loss) income	$(302)	$21	$302
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	—	1	1
Total other comprehensive income	—	1	1
Total comprehensive (loss) income	(302)	22	303
Total comprehensive (loss) attributable to noncontrolling interests	(4)	(4)	(4)
Total comprehensive (loss) income attributable to partners	$(306)	$18	$299
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2020	$489	$156	$106	$5,861	$(7)	$28	$6,633
Net income (loss)	37	13	9	(365)	—	4	(302)
Distributions to unitholders	(37)	(13)	(9)	(406)	—	—	(465)
Distributions to noncontrolling interests	—	—	—	—	—	(5)	(5)
Balance, December 31, 2020	$489	$156	$106	$5,090	$(7)	$27	$5,861
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partner's Equity
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

	Partners' Equity
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

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net (loss) income	$(302)	$21	$302
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	376	404	388
Earnings from unconsolidated affiliates	(447)	(474)	(370)
Distributions from unconsolidated affiliates	631	540	441
Net unrealized (gains) losses on derivative instruments	(55)	78	(108)
Loss on sale of assets, net	—	80	—
Asset impairments	746	247	145
Loss from financing activities	—	—	19
Other, net	22	21	15
Change in operating assets and liabilities, which provided (used) cash:
Accounts receivable	62	170	(55)
Inventories	3	9	(11)
Accounts payable	(47)	(133)	(168)
Other assets and liabilities	110	(104)	64
Net cash provided by operating activities	1,099	859	662
INVESTING ACTIVITIES:
Capital expenditures	(160)	(519)	(595)
Investments in unconsolidated affiliates	(107)	(450)	(354)
Distributions from unconsolidated affiliates	6	—	—
Proceeds from sale of assets	2	209	4
Net cash used in investing activities	(259)	(760)	(945)
FINANCING ACTIVITIES:
Proceeds from debt	4,407	5,971	5,161
Payments of debt	(4,713)	(5,372)	(4,560)
Costs incurred to redeem senior notes	—	—	(18)
Costs incurred related to conversion of GP economic interest and IDRs	—	(3)	—
Proceeds from issuance of preferred limited partner units, net of offering costs	—	—	261
Distributions to preferred limited partners	(59)	(59)	(46)
Distributions to limited partners and general partner	(406)	(618)	(658)
Distributions to noncontrolling interests	(5)	(5)	(5)
Debt issuance costs	(8)	(13)	(7)
Other	(1)	—	—
Net cash used in financing activities	(785)	(99)	128
Net change in cash, cash equivalents and restricted cash	55	—	(155)
Cash, cash equivalents and restricted cash, beginning of period	1	1	156
Cash, cash equivalents and restricted cash, end of period	$56	$1	$1

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$52	$1	$1
Restricted cash included in other current assets	4	—	—
Total cash, cash equivalents, and restricted cash	$56	$1	$1
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018

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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of December 31, 2020, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
The consolidated financial statements have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies
Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates, which may be significantly impacted by various factors, including those outside of our control, such as the impact of sustained deterioration in commodity prices and volumes, which would negatively impact our results of operations, financial condition and cash flows.
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
Allowance for Credit Losses - Management estimates the amount of required allowances for credit losses based upon our assessment of various factors, including historical loss rates, the age of the accounts receivable balances, the credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other relevant factors that may affect our ability to collect from customers.
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
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate a decline in value of such investments has occurred that is other than temporary. When there is evidence of impairment that is other than temporary, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, but is primarily measured with discounted cash flow models. If the estimated fair value is less than the carrying value, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.
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
•significant adverse change in the market value of an asset; or
•a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its estimated useful life.

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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2020, 2019 and 2018. We had significant transactions with affiliates for the years ended December 31, 2020, 2019 and 2018.

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
Equity-Based Compensation - Equity classified awards are measured at their grant date fair value, which is recognized on a straight line basis over the requisite service or vesting period. Equity classified awards are expected to result in the issuance of common units upon vesting. Liability classified equity-based compensation cost is remeasured at each reporting date at fair value, based on the closing security price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.
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

3. Recent Accounting Pronouncements
FASB ASU, 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” or ASU 2020-04 - In March 2020, the FASB issued ASU 2020-04, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for interim and annual reporting periods that include or are subsequent to March 12, 2020. We adopted this ASU on March 12, 2020 and it did not have a material impact on our consolidated financial statements.
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

5. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Year Ended December 31, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,786	$1,384	$(1,263)	$1,907
Sales of NGLs and condensate (a)	3,569	1,658	(1,443)	3,784
Transportation, processing and other	51	405	(1)	455
Trading and marketing gains, net (b)	124	32	—	156
Total operating revenues	$5,530	$3,479	$(2,707)	$6,302
(a) Includes $1,786 million of revenues for the year ended December 31, 2020, from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $1,004 million of buy-sell purchases related to buy-sell revenues of $1,300 million which are not within the scope of Topic 606.
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
(a) Includes $3,236 million for the year ended December 31, 2019 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of Topic 606.
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

(a)   Includes $4,347 million for the year ended December 31, 2018 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $341 million as of December 31, 2020. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2028 with a weighted average remaining life of four years as of December 31, 2020. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our consolidated balance sheets.
The following table summarizes changes in contract liabilities included in our consolidated balance sheets:

	December 31,
	2020	2019
	(millions)
Balance, beginning of period	$33	$34
Additions	3	1
Revenue recognized (a)	(1)	(2)
Balance, end of period	$35	$33
(a) Deferred revenue recognized is included in transportation, processing and other on the consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of December 31, 2020.

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

	Year Ended December 31,
	2020	2019	2018
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$160	$197	$209
General and administrative expense	$165	$189	$187
Restructuring costs	$9	$11	$—
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
Unconsolidated Affiliates
We have entered into 10 to 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, Texas Express Pipeline LLC, or Texas Express, Gulf Coast Express Pipeline, LLC, or Gulf Coast and Cheyenne Connector LLC, or Cheyenne Connector. Under the terms of these agreements, which expire between 2028 and 2030, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.
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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2020	2019	2018
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$1,037	$1,140	$1,534
Purchases and related costs from affiliates	$96	$142	$102
Transportation and related costs from affiliates	$113	$67	$36
Operating and maintenance and general administrative expenses	$11	$13	$13
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$2	$(2)	$11
Purchases and related costs from affiliates	$20	$26	$34
Transportation and related costs from affiliates	$1	$1	$1
Operating and maintenance and general administrative expenses	$2	$2	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$49	$38	$65
Transportation, processing, and other to affiliates	$13	$4	$6
Purchases and related costs from affiliates	$50	$70	$113
Transportation and related costs from affiliates	$836	$783	$610

 We had balances with affiliates as follows:

	December 31, 2020	December 31, 2019
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$217	$117
Accounts payable	$89	$20
Other assets	$1	$—
Enbridge (including its affiliates):
Accounts payable	$2	$2
Unconsolidated affiliates:
Accounts receivable	$21	$21
Accounts payable	$70	$78

8. Inventories
Inventories were as follows:

	December 31, 2020	December 31, 2019
	(millions)
Natural gas	$18	$19
NGLs	20	27
Total inventories	$38	$46
We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the consolidated statements of operations. We recognized $6 million and $10 million of lower of cost or net realizable value adjustments for the years ended December 31, 2020 and 2019, respectively. No lower of cost or net realizable value adjustments were recognized for the year ended December 31, 2018.

9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2020	December 31, 2019
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,680	$8,406
Processing, storage and terminal facilities	35 — 60 Years	4,986	5,305
Other	3 — 30 Years	585	585
Finance lease assets	3 — 6 Years	25	25
Construction work in progress		144	183
Property, plant and equipment		13,420	14,504
Accumulated depreciation		(5,427)	(5,693)
Property, plant and equipment, net		$7,993	$8,811
Capitalized interest on construction projects was $7 million, $13 million and $19 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Depreciation expense was $370 million, $396 million and $378 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2020 (a)	2019 (a)
	(millions)
Balance, beginning of period	$141	$140
Accretion expense	9	9
Change in ARO estimate	—	1
Dispositions	—	(9)
Balance, end of period	$150	$141
(a) Asset retirement obligations are included in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statement of operations. Accretion expense for the year ended December 31, 2018 was $8 million.

10. Goodwill and Intangible Assets
During the first quarter of 2020, certain areas of our business, as well as those of other midstream companies in our peer group, suffered a significant decline in market value, primarily as result of significantly depressed commodity prices and demand for oil and gas products. This was the result of both a reduction in estimated enterprise value and an increase to our estimated discount rate. We performed an analysis to determine the estimated fair value of the North reporting unit as of March 31, 2020 and concluded that its carrying value exceeded its fair value by more than the recorded amount of goodwill within the reporting unit, resulting in an impairment charge of $159 million.
The significant decline in commodity prices and demand for oil and gas products have decreased forecasted cash flows such that, while in excess of asset book value on an undiscounted basis, they were not sufficient to recover the value of allocated goodwill in the North reporting unit.
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
The carrying amount of goodwill in each of our reportable segments was as follows:

	As of December 31, 2020			As of December 31, 2019
	Gathering and Processing	Logistics and Marketing	Total	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, beginning of period	$159	$—	$159	$159	$72	$231
Impairment	(159)	—	(159)	—	(35)	(35)
Dispositions	—	—	—	—	(37)	(37)
Balance, end of period	$—	$—	$—	$159	$—	$159

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,	December 31,
	2020	2019
	(millions)
Gross carrying amount	$111	$145
Accumulated amortization	(67)	(84)
Intangible assets, net	$44	$61

We recorded amortization expense of $6 million, $8 million, and $9 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the remaining amortization periods ranged from approximately 1 years to 14 years, with a weighted-average remaining period of approximately 11 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2021	$5
2022	5
2023	4
2024	4
2025	4
Thereafter	22
Total	$44

11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2020	December 31, 2019
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,723	$1,764
DCP Southern Hills Pipeline, LLC	66.67%	734	738
Gulf Coast Express LLC	25.00%	436	449
Front Range Pipeline LLC	33.33%	198	206
Texas Express Pipeline LLC	10.00%	97	101
Discovery Producer Services LLC	40.00%	244	322
Mont Belvieu 1 Fractionator	20.00%	7	9
Mont Belvieu Enterprise Fractionator	12.50%	26	27
Cheyenne Connector, LLC	50.00%	152	83
Panola Pipeline Company, LLC	15.00%	21	22
Other	Various	3	3
Total investments in unconsolidated affiliates		$3,641	$3,724

The following table represents the excess (deficit) of the carrying amount of the investment over (under) the underlying equity of our investments in unconsolidated affiliates as of December 31, 2020 and 2019:

	Excess (Deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
	December 31, 2020	December 31, 2019
	(millions)
DCP Sand Hills Pipeline, LLC	$605	$619
DCP Southern Hills Pipeline, LLC	$135	$139
Gulf Coast Express Pipeline LLC	$1	$1
Front Range Pipeline LLC	$4	$4
Texas Express Pipeline LLC	$2	$3
Discovery Producer Services LLC	$(8)	$(13)
Cheyenne Connector, LLC	$4	$—

Carrying amounts in excess or deficit of the underlying equity of our unconsolidated affiliates are amortized over the life of the underlying long-lived assets of the affiliate.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2020	2019	2018
	(millions)
DCP Sand Hills Pipeline, LLC	$279	$287	$223
DCP Southern Hills Pipeline, LLC	78	77	68
Gulf Coast Express LLC	66	27	—
Front Range Pipeline LLC	38	32	24
Texas Express Pipeline LLC	18	16	19
Discovery Producer Services LLC (a)	(63)	6	8
Mont Belvieu 1 Fractionator	12	13	16
Mont Belvieu Enterprise Fractionator	11	14	10
Cheyenne Connector, LLC	6	—	—
Other	2	2	2
Total earnings from unconsolidated affiliates	$447	$474	$370
(a) See Note 12 for further discussion.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2020	2019	2018
	(millions)
Statements of operations:
Operating revenue	$2,049	$1,798	$1,560
Operating expenses	$746	$695	$613
Net income	$1,297	$1,103	$945

	December 31, 2020	December 31, 2019
	(millions)
Balance sheets:
Current assets	$355	$463
Long-term assets	7,510	7,546
Current liabilities	(177)	(231)
Long-term liabilities	(258)	(252)
Net assets	$7,430	$7,526

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
During the first quarter of 2020, we determined that triggering events had occurred with respect to specific asset groups as a result of the impact of commodity prices on the respective recently prepared budget forecasts, coupled with a negative outlook for long-term production volume forecasts for these asset groups. For each of the respective asset groups we determined that the carrying value exceeded the respective undiscounted cash flows. We used the income approach to calculate the fair value of the asset group and compared it to the carrying value. The primary inputs to our calculation were forecasted gathering and processing volumes, future commodity pricing and the discount rate. The impairment amount recorded represented the difference between the fair and carrying values. As a result, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment and an impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”).
We may identify additional triggering events requiring future evaluations of the recoverability of the carrying value of our long-lived assets and investments that could result in future impairments. Such impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.
The following table presents certain assets and asset groups measured at fair value on a non-recurring basis, by consolidated balance sheet caption as of the date of measurement, March 31, 2020.

	March 31, 2020
	Fair Value	Asset Impairments
	(millions)

Long-lived assets (a)	$96	$587
Goodwill	—	159
Direct investment in unconsolidated affiliate	256	61
Total	$352	$807
(a) Includes $11 million related to customer contract intangible assets.
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

The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$21	$42	$—	$63	$13	$15	$4	$32
Long-term assets:
Commodity derivatives	$1	$13	$2	$16	$1	$1	$—	$2
Investments in marketable securities (a)	$22	$1	$—	$23	$—	$—	$—	$—
Current liabilities:
Commodity derivatives	$(19)	$(34)	$(3)	$(56)	$(15)	$(42)	$(1)	$(58)
Long-term liabilities:
Commodity derivatives	$—	$(6)	$(1)	$(7)	$(2)	$(15)	$(3)	$(20)
(a) $4 million recorded within "other" current asset and $19 million recorded within "Other long term assets".
Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. In the event that there is a movement between the classification of an instrument as Level 1 or 2, the transfer would be reflected in a table as “Transfers into or out of Level 1 and Level 2”. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and Level 2 of the fair value hierarchy.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year months ended December 31, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized (losses) gains included in earnings	(1)	5	5	2
Transfers out of Level 3	—	(3)	—	—
Settlements	(3)	—	(7)	—
Ending balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$2	$(3)	$(1)
Year months ended December 31, 2019 (a):
Beginning balance	$14	$2	$—	$(2)
Net unrealized gains (losses) included in earnings	9	(2)	(1)	(2)
Transfers out of Level 3	(1)	—	—	1
Settlements	(18)	—	—	—
Ending balance	$4	$—	$(1)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$3	$—	$(1)	$(2)
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the years December 31, 2020 and 2019.
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

	December 31, 2020
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
Natural gas	$2	Market approach	Longer dated forward curve prices	$1.84-$2.68	$1.93	Per MMBtu
Liabilities
NGLs	$(4)	Market approach	Longer dated forward curve prices	$0.22-$1.08	$0.64	Per gallon

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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2020 and December 31, 2019, the carrying value and fair value of our total debt, including current maturities, were as follows:

	December 31, 2020		December 31, 2019
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,635	$5,938	$5,936	$6,130
(a) Excludes unamortized issuance costs and finance lease liabilities.

13. Leases
We have operating leases for transportation agreements, office space, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 20, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our consolidated balance sheet as follows:

	Location in Consolidated Balance Sheet	As of
		December 31, 2020	December 31, 2019
		(millions)
Assets
Operating lease assets	Operating lease assets	$85	$107
Finance lease assets	Property, plant and equipment	25	25
Total right of use assets		$110	$132

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$24	$24
Finance lease liabilities	Current debt	5	3
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$76	$88
Finance lease liabilities	Long-term debt	22	22
Total lease liabilities		$127	$137
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Location in Consolidated Statement of Operations	Year Ended December 31,
		2020	2019
		(millions)
Operating lease cost	Operating and maintenance expense	$27	$24
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	2	1
Interest on lease liabilities	Interest expense	1	—
Variable lease cost	Operating and maintenance expense	6	7
Short term lease cost	Operating and maintenance expense	4	5
Total lease cost		$40	$37

Maturities of operating and finance lease liabilities under non-cancelable leases as of December 31, 2020 are as follows:

	Future Minimum Lease Payments as of December 31, 2020
	Operating Leases	Finance Leases
	(millions)
2021	$28	$5
2022	24	5
2023	19	5
2024	12	6
2025	8	2
Thereafter	24	10
Total lease payments	$115	$33
Less imputed interest	(15)	(6)
Total lease liabilities	$100	$27
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$25
Operating cash flows from finance leases	4	1
Financing cash flows from finance leases	1	—
Right-of-use assets obtained in exchange for operating lease obligations:	$13	$57
Right-of-use assets obtained in exchange for finance lease obligations:	$5	$25

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	7 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	3.00%	3.00%

14. Debt

	December 31, 2020	December 31, 2019
	(millions)
Senior notes:
Issued March 2010, interest at 5.350% payable semi-annually, due March 2020 (a)	$—	$600
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	500	500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	—
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, variable interest rate, due December 2024	—	200
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 1.040% as of December 31, 2020, due August 2022	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	17	19
Unamortized issuance costs	(38)	(37)
Unamortized discount, net	(7)	(8)
Finance lease liabilities	27	25
Total debt	5,624	5,924
Current finance lease liabilities	5	3
Current debt	500	600
Total long-term debt	$5,119	$5,321
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value related to the swaps is being amortized as a reduction to interest expense through 2030, the original maturity date of the debt.

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
As of December 31, 2020, we had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement. Our borrowing capacity may be limited by financial covenants set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement limit the Partnership's ability to incur incremental debt by the unused borrowing capacity of $1,390 million as of December 31, 2020. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
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
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of December 31, 2020, DCP Receivables had $667 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.

The maturities of our debt as of December 31, 2020 are as follows:

Debt Maturities
(millions)
2021	$500
2022	700
2023	500
2024	—
2025	825
Thereafter	3,100
Total debt	$5,625

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

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income (AOCI), until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2020.

Commodity Cash Flow Protection Activities
We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. As of December 31, 2020 our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the end of 2022. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains and (losses), net.

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
•Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2020, we were not a party to any agreements that would trigger the cross-default provisions.
Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2020, we did not have any individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted.
Collateral
As of December 31, 2020, we had cash deposits of $14 million, included in collateral cash deposits in our consolidated balance sheets. Additionally, as of December 31, 2020, we held letters of credit of $54 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	December 31, 2020			December 31, 2019
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$79	$—	$79	$34	$—	$34
Liabilities:
Commodity derivatives	$(63)	$—	$(63)	$(78)	$—	$(78)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2020 and December 31, 2019.

Balance Sheet Line Item	December 31, 2020	December 31, 2019	Balance Sheet Line Item	December 31, 2020	December 31, 2019
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$63	$32	Unrealized losses on derivative instruments — current	$(56)	$(58)
Unrealized gains on derivative instruments — long-term	16	2	Unrealized losses on derivative instruments — long-term	(7)	(20)
Total	$79	$34	Total	$(63)	$(78)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2020:

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
For the years ended December 31, 2020 and 2019, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations. For the years ended December 31, 2020 and 2019, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2020	2019	2018
	(millions)
Realized gains	$101	$65	$(149)
Unrealized gains (losses)	55	(78)	108
Trading and marketing gains (losses), net	$156	$(13)	$(41)
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

	December 31, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(1,969,000)	(69,887,800)	(9,857,339)	(7,130,000)
2022	(214,000)	(36,500,000)	(1,422,842)	10,950,000
2023	—	—	(1,440,000)	3,650,000
2024	—	—	(1,440,000)	2,140,000
2025	—	—	(1,320,000)	1,825,000

	December 31, 2019
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2020	(2,321,000)	(33,183,400)	(31,383,684)	14,472,500
2021	(802,000)	—	(6,666,433)	3,650,000
2022	(64,000)	—	(9,482)	8,212,500
2023	—	—	—	7,300,000

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
Common Units — During the years ended December 31, 2020 and 2019, we issued no common units pursuant to our at-the-market program. As of December 31, 2020, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of December 31, 2020.
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

Distributions — The following table presents our cash distributions paid in 2020, 2019 and 2018:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162
November 14, 2019	$0.78	$155
August 14, 2019	$0.78	$154
May 15, 2019	$0.78	$155
February 14, 2019	$0.78	$154
November 14, 2018	$0.78	$155
August 14, 2018	$0.78	$154
May 15, 2018	$0.78	$155
February 14, 2018	$0.78	$194

Distributions to Series A Preferred unitholders
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18
December 16, 2019	$36.8750	$19
June 17, 2019	$36.8750	$18
December 17, 2018	$36.8750	$18
June 15, 2018	$41.9965	$21

Distributions to Series B Preferred unitholders
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3
December 16, 2019	$0.4922	$4
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3
December 17, 2018	$0.4922	$3
September 17, 2018	$0.6781	$4

Distributions to Series C Preferred unitholders
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2
October 15, 2019	$0.4969	$2
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2

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

Since we have the intent and ability to settle certain awards within our control in units, we classify them as equity awards based on their fair value. The fair value of our equity awards is determined based on the closing price of our common units on the grant date. Compensation expense on equity awards is recognized ratably over each vesting period. We account for other awards which are subject to settlement in cash, including DERs, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date. Phantom Units issued in 2020 are designed to pay out proportionally in cash and DCP Common LP Units.

Equity-based compensation expense was $11 million, $14 million and $11 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table presents the fair value of unvested unit-based awards related to the SPUs and Phantom Units:

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2020 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
SPUs	3	$4	0% - 11%	2
Phantom Units	1 - 3	$8	0% - 11%	2

Strategic Performance Units - The number of SPUs that will ultimately vest range in value of up to 200% of the outstanding SPUs, depending on the achievement of specified performance targets over a three year period. The final performance payout is determined by the compensation committee of our General Partner. SPU awards include the right to receive DERs, during the performance period or vesting period, as applicable, based on the number of units granted. The DERs are paid in cash at the end of the performance period. The following table presents information related to SPUs:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2018	214,735	$51.98
Granted	168,160	$36.23
Forfeited	(10,933)	$47.79
Vested (a)	(120,643)	$48.41
Outstanding at December 31, 2018	251,319	$43.33
Granted	222,440	$30.60
Forfeited	(40,348)	$34.95
Vested (b)	(83,054)	$56.80
Outstanding at December 31, 2019	350,357	$33.02
Granted	296,700	$23.71
Forfeited	(76,183)	$27.45
Vested (c)	(141,613)	$36.23
Outstanding at December 31, 2020	429,261	$26.52	$18.52
Expected to vest	403,043	$26.58	$18.52

(a) The 2016 grants vested at 165%.
(b) The 2017 grants vested at 120%.
(c) The 2018 grants vested at 152%
The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2018	120,643	$9	$11
Vested or paid in cash in 2019	83,054	$6	$9
Vested or paid in cash in 2020	141,613	$4	$6

Phantom Units - Phantom Units generally cliff vest at the end of three years and include the right to receive DERs, during the vesting period, as applicable, based on the number of units granted.The DERs are paid quarterly in arrears. Phantom Units may be settled by issuing units or in cash payments equal to the fair value of the awards, which is based on the market prices of our stock near the end of the performance periods. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2018	201,081	$52.18
Granted	242,780	$36.87
Forfeited	(17,696)	$45.35
Vested	(194,459)	$45.16
Outstanding at December 31, 2018	231,706	$42.55
Granted	281,930	$30.52
Forfeited	(43,170)	$34.14
Vested	(171,881)	$40.92
Outstanding at December 31, 2019	298,585	$33.35
Granted	671,040	$20.07
Forfeited	(78,320)	$22.99
Vested	(123,817)	$36.25
Outstanding at December 31, 2020	767,488	$22.33	$19.15
Expected to vest	710,407	$22.37	$19.15

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2018	194,459	$5	$7
Vested or paid in cash in 2019	171,881	$6	$5
Vested or paid in cash in 2020	123,817	$3	$6

18. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Services, LLC, for which we incur charges under the Services Agreement. All DCP Services, LLC employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in the 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed to the retirement plan, based on years of service. All new employees are automatically enrolled in the 401(k) plan at a 6% contribution level. Employees can opt out of these contribution level or change it at any time. Additionally, DCP Services, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2020, 2019 and 2018, we expensed plan contributions of $26 million, $31 million and $30 million, respectively.

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

19. Net Income or Loss per Limited Partner Unit
Prior to the equity restructuring transaction, we used the two-class method when calculating the net income unit applicable to limited partners, because we had more than one participating security consisting of limited partner common units, general partner units and incentive distribution rights. Subsequent to the equity restructuring transaction that occurred on November 6, 2019, our general partner and its incentive distribution rights no longer participate in earnings or distributions.
There were 304,270 restricted phantom units outstanding as of December 31, 2020 that were excluded from the calculation of diluted net loss per unit for the year ended December 31, 2020 because including them would have been anti-dilutive. We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For units granted during 2020, we have the ability and intent to settle vested units through the issuance of common units.
Basic and diluted net income per limited partner unit was calculated as follows for the years ended December 31, 2020 and 2019, respectively.

	Year Ended December 31,
	2020	2019	2018
	(millions, except per unit amounts)

Net (loss) income attributable to limited partners	$(365)	$(160)	$87
Weighted average limited partner units outstanding, basic	208,338,544	153,116,233	143,312,047
Weighted average limited partner units outstanding, diluted	208,338,544	153,116,233	143,312,047
Net (loss) income per limited partner unit, basic and diluted	$(1.75)	$(1.05)	$0.61

20. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes.

Income tax expense consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(millions)
Current:
State income tax expense	$—	$(1)	$—
Deferred:
State income tax benefit (expense)	—	2	(3)
Total income tax benefit (expense)	$—	$1	$(3)

As of December 31, 2020 and 2019, we had state deferred tax liabilities of $30 million and $30 million, respectively. The state deferred tax liabilities are primarily associated with Texas franchise taxes.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states, primarily Texas. The State of Texas imposes a margin tax that is assessed at 0.75%, of taxable margin apportioned to Texas for each year ended December 31, 2020, 2019 and 2018.

21. Commitments and Contingent Liabilities
Litigation — We are not a party to any material legal proceedings, but are a party to various administrative and regulatory proceedings and commercial disputes that have arisen in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole, and after consideration of amounts accrued, insurance coverage or other indemnification arrangements, will not have a material adverse effect on our results of operations, financial position, or cash flow.
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

The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

•In August 2020, the New Mexico Environment Department ("NMED") issued an Administrative Compliance Order (the “August ACO”) alleging that emissions at four of our natural gas processing plants exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from May of 2017 through August 2018 and asserted an administrative civil penalty of approximately $3.3 million for those emissions events and others at the four gas processing plants during the stated period of time. We intend to challenge the allegations and asserted penalties in the August ACO based on legal limitations, including that emissions that exceed permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the August ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

•In June 2020, NMED issued an Administrative Compliance Order (the “June ACO”) alleging that emissions at several of our field compression sites exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from 2018 through the first half of 2019. The June ACO asserts an administrative civil penalty of approximately $5.3 million. We intend to challenge the allegations and asserted penalties based on legal limitations, including that emissions that exceed permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the June ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

•In March 2019, Region 8 of the U.S. Environmental Protection Agency (“EPA”) issued a Notice of Violation alleging various non-compliance with federal Leak Detection and Repair regulations, known as Subparts KKK and OOOO that exist to mitigate emissions of volatile organic compounds from certain equipment at natural gas plants, at various times over the course of late 2011 through 2017 at five of our Colorado natural gas processing plants. DCP does not agree with many of the allegations of non-compliance. DCP has been and is engaging in information exchanges and discussions with EPA about the propriety of the allegations, including the facts and regulatory underpinnings of the various allegations. DCP’s recent discussions with EPA include the possibility of resolving the allegations, including potential civil penalties and other elements, although this matter may end up in formal proceedings. EPA may require a civil penalty or equivalent that is larger than the disclosure threshold amount described above, although we do not believe that the result of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

22. Restructuring Costs

In April 2020, we announced a reduction in force of 15%, which resulted in $9 million of nonrecurring expense for the year ended December 31, 2020. We do not expect to incur any significant additional expense in relation to the reduction in force.

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

“Other,” and consists of unallocated corporate costs. Elimination of inter-segment transactions are reflected in the Eliminations column.
The following tables set forth our segment information:

Year Ended December 31, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$5,530	$3,479	$—	$(2,707)	$6,302
Adjusted gross margin (a)	$333	$1,226	$—	$—	$1,559
Operating and maintenance expense	(36)	(554)	(17)	—	(607)
General and administrative expense	(7)	(22)	(224)	—	(253)
Depreciation and amortization expense	(13)	(333)	(30)	—	(376)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(10)	(3)	(2)	—	(15)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	510	(63)	—	—	447
Interest expense	—	—	(302)	—	(302)
Net income (loss)	$777	$(495)	$(584)	$—	$(302)
Net (loss) attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$777	$(499)	$(584)	$—	$(306)
Non-cash derivative mark-to-market	$78	$(23)	$—	$—	$55
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$4	$140	$16	$—	$160
Investments in unconsolidated affiliates, net	$101	$—	$—	$—	$101

Year Ended December 31, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,856	$4,319	$—	$(3,550)	$7,625
Adjusted gross margin (a)	$254	$1,349	$—	$—	$1,603
Operating and maintenance expense	(42)	(664)	(22)	—	(728)
General and administrative expense	(8)	(23)	(244)	—	(275)
Depreciation and amortization expense	(19)	(355)	(30)	—	(404)
Asset impairments	(35)	(212)	—	—	(247)
Other expense, net	(3)	(5)	—	—	(8)
Loss on sale of assets, net	(10)	(70)	—	—	(80)
Restructuring costs	—	—	(11)	—	(11)
Earnings from unconsolidated affiliates	468	6	—	—	474
Interest expense	—	—	(304)	—	(304)
Income tax expense	—	—	1	—	1
Net income (loss)	$605	$26	$(610)	$—	$21
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$605	$22	$(610)	$—	$17
Non-cash derivative mark-to-market	$(29)	$(49)	$—	$—	$(78)
Non-cash lower of cost or net realizable value adjustments	$10	$—	$—	$—	$10
Capital expenditures	$29	$474	$16	$—	$519
Investments in unconsolidated affiliates, net	$450	$—	$—	$—	$450

Year Ended December 31, 2018:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$9,014	$5,843	$—	$(5,035)	$9,822
Adjusted gross margin (a)	$225	$1,578	$—	$—	$1,803
Operating and maintenance expense	(47)	(692)	(21)	—	(760)
Depreciation and amortization expense	(15)	(346)	(27)	—	(388)
General and administrative expense	(12)	(19)	(245)	—	(276)
Asset impairments	—	(145)	—	—	(145)
Other expense, net	(4)	(6)	(1)	—	(11)
Loss from financing activities	—	—	(19)	—	(19)
Restructuring costs	—	—	—	—	—
Earnings from unconsolidated affiliates	362	8	—	—	370
Interest expense	—	—	(269)	—	(269)
Income tax expense	—	—	(3)	—	(3)
Net income (loss)	$509	$378	$(585)	$—	$302
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$509	$374	$(585)	$—	$298
Non-cash derivative mark-to-market	$(4)	$112	$—	$—	$108
Capital expenditures	$8	$570	$17	$—	$595
Investments in unconsolidated affiliates, net	$350	$4	$—	$—	$354

	December 31,	December 31,
	2020	2019
	(millions)
Segment long-term assets:
Gathering and Processing	$7,788	$8,904
Logistics and Marketing	3,929	3,848
Other (b)	232	295
Total long-term assets	11,949	13,047
Current assets	1,008	1,080
Total assets	$12,957	$14,127

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

24. Supplemental Cash Flow Information

	Year Ended December 31,
	2020	2019	2018
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$283	$258	$259
Cash paid for income taxes, net of income tax refunds	$3	$3	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$7	$45	$99
Other non-cash changes in property, plant and equipment	$(3)	$(2)	$5
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$—	$84	$—
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$18	$82	$—

25. Quarterly Financial Data (Unaudited)

Our consolidated results of operations by quarter for the years ended December 31, 2020 and 2019 were as follows:

2020	First	Second	Third	Fourth	Year ended December 31, 2020
	(millions, except per unit amounts)
Total operating revenues	$1,657	$1,274	$1,586	$1,785	$6,302
Operating (loss) income	$(546)	$(6)	$60	$45	$(447)
Net (loss) income	$(549)	$48	$112	$87	$(302)
Net income attributable to noncontrolling interests	$(1)	$(1)	$(1)	$(1)	$(4)
Net (loss) income attributable to partners	$(550)	$47	$111	$86	$(306)
Net (loss) income allocable to limited partners	$(564)	$32	$96	$71	$(365)
Basic and diluted net (loss) income per limited partner unit	$(2.71)	$0.15	$0.46	$0.34	$(1.75)

2019	First	Second	Third	Fourth	Year Ended December 31, 2019
	(millions, except per unit amounts)
Total operating revenues	$2,199	$1,798	$1,699	$1,929	$7,625
Operating income (loss)	$33	$76	$(211)	$(48)	$(150)
Net income (loss)	$76	$120	$(177)	$2	$21
Net income attributable to noncontrolling interests	$(1)	$(1)	$(1)	$(1)	$(4)
Net income (loss) attributable to partners	$75	$119	$(178)	$1	$17
Net income (loss) allocable to limited partners	$20	$62	$(228)	$(14)	$(160)
Basic and diluted net income (loss) per limited partner unit	$0.14	$0.43	$(1.59)	$(0.08)	$(1.05)

26. Subsequent Events
On January 21, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of 0.39 per common unit. The distribution was paid on February 12, 2021 to unitholders of record on February 5, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2021 to unitholders of record on March 1, 2021. The Series C distribution will be paid on April 15, 2021 to unitholders of record on April 1, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2020.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are currently, and have been, working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Partnership and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2021

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

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	51	Chairman of the Board, President, Chief Executive Officer, and Director
Sean P. O'Brien	51	Group Vice President and Chief Financial Officer
George Green	40	Group Vice President and General Counsel
Don Baldridge	51	President, Operations
Corey Walker	43	President, Operations
Allen C. Capps	50	Director
Heather Crowder	51	Director
Fred J. Fowler	74	Director
William F. Kimble	61	Director
Brian Mandell	57	Director
Stephen J. Neyland	53	Director
Bill W. Waycaster	82	Director

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

George Green was appointed General Counsel of DCP Midstream GP, LLC in January 2021. Mr. Green joined the Company's legal department in 2014 and has since held roles of increasing responsibility. He served as Vice President and Deputy General Counsel of DCP Midstream GP, LLC directly prior to his current role. Before joining the Company, he was an attorney in private practice where he represented clients in business disputes, contract claims, product liability cases, and environmental matters.

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

Corey Walker was appointed President, Operations of DCP Midstream GP, LLC on February 17, 2020. Prior to joining DCP Midstream GP, LLC, Mr. Walker served as Executive Vice President of the Americas, Biomaterials and Advanced Technologies for Avantor, Inc., a leading global provider of mission critical products and services to customers in the biopharma, healthcare, education & government, and advanced technologies & applied materials industries from 2016 through June 2018. Previously, from 2013 through 2016 at Haliburton Energy Services, a provider of products and services to the energy industry, Mr. Walker led global strategy for the Completion and Production division, served as Global Vice President of Sperry Drilling Services, a drilling services company and Multi-Chem, global business groups of Halliburton Energy Services. Prior to that time, he held a variety of strategic and business unit leadership roles at Dow Chemical from 2006 to 2013. Mr. Walker has nearly 20 years of leadership experience in a variety of industries, including energy.

Allen C. Capps was appointed a director of DCP Midstream GP, LLC in August 2016. Mr. Capps has been the Senior Vice President, Corporate Development and Energy Services for Enbridge since September 2020. Prior to that he was Senior Vice President, Corporate Development and Investment Review for Enbridge since June 2019 and prior to that was Senior Vice President and Chief Accounting Officer since February 2017. Prior to this, Mr. Capps served in a similar capacity as Vice President and Controller of Spectra Energy since January 2012. From April 2010 until January 2012, Mr. Capps served as Vice President, Business Development, Storage and Transmission, for Union Gas Limited, Spectra Energy’s Canadian natural gas utility, and as Vice President and Treasurer of Spectra Energy from December 2007 to April 2010. Mr. Capps has broad experience in the energy industry having served in various senior level finance and accounting roles since 2003.

Heather Crowder was appointed a director of DCP Midstream GP, LLC in November 2020. Ms. Crowder currently serves as Vice President and General Tax Officer for Phillips 66, a role she has held since joining Phillips 66. Before joining Phillips

66 in January 2016, Ms. Crowder served as Managing Tax Counsel, Corporate, for five years at ConocoPhillips. Prior to joining ConcoPhillips in 2013, Ms. Crowder worked for 15 years at KPMG LLP where she was a tax partner.

Fred J. Fowler was appointed a director of DCP Midstream GP, LLC in March 2015. Mr. Fowler is the former president and chief executive officer of Spectra Energy, retiring from that position in December 2008. Prior to Spectra Energy’s separation from Duke Energy Corporation in December 2006, Mr. Fowler served as group president for Duke Energy’s gas transmission business since April 2006. Prior to that, Mr. Fowler served as president and chief operating officer of Duke Energy Corporation since November 2002. Mr. Fowler began his career in the energy industry in 1968. Mr. Fowler served as vice chairman of the board of directors of TEPPCO Partners, L.P. from March 1998 to February 2003 and as chairman of the board of directors of our General Partner from April 2007 to January 2009. Mr. Fowler currently serves on the board of directors of Ovintiv Inc. (formerly known as Encana Corp.) and served on the board of directors of PG&E Corporation until June 30, 2020.

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

Stephen J. Neyland was appointed a director of DCP Midstream GP, LLC in June 2020. Mr. Neyland currently serves as Vice President, Finance, Gas Transmission and Midstream of Enbridge. Since joining Enbridge in 2001, Mr. Neyland has held a variety of progressive leadership positions overseeing financial operations, financial reporting, risk management, and controls for a number of Enbridge's U.S. subsidiaries, including roles as the principal financial officer of several of Enbridge's publicly traded partnerships. Mr. Neyland brings over 25 years of experience in the energy industry having previously held positions at Koch Industries, KCS Energy, Inc., and Arthur Andersen & Co.

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

Heather Crowder - Ms. Crowder was appointed a director because of her more than two decades of experience, covering a wide spectrum of the energy industry, including well services, integrated, upstream, midstream and downstream markets. Ms. Crowder has significant tax experience from participating as legal counsel in external audits focused on financial statement tax disclosures.

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

Stephen J. Neyland - Mr. Neyland was appointed a director because of his more than two decades of experience in the energy industry and expertise in investor relations, internal controls, audit and merger and acquisition. Mr. Neyland has served as principal financial officer for multiple publicly held entities and is a designated Certified Public Accountant.

Bill W. Waycaster - Mr. Waycaster was appointed a director because of his lengthy tenure in the energy industry and executive management experience, spanning a period of over 50 years. Mr. Waycaster contributes valuable insight into strategic, corporate governance, and compliance matters with his prior public company leadership and board experience.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto filed electronically with the SEC or furnished to us and written representations of our directors and executive officers that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2020.

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
•based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC; and
•approved the reappointment of Deloitte & Touche LLP to serve as our independent auditors based on an annual consideration of, among other factors, the following: their historical and recent performance on our audit, the quality and candor of their communications with the audit committee and management, the depth of expertise of their audit team and the value provided by their national office, the appropriateness of their fees, how effectively they maintained their independence, their tenure as our independent auditors, their knowledge of our operations, accounting policies and practices, and internal control over financial reporting, and external data relating to audit quality and performance by them and their peer firms.

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

We have entered into the Services Agreement with DCP Midstream, LLC pursuant to which, among other matters, DCP Services, LLC makes available its employees who manage and operate our assets and serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. For the year ended December 31, 2020, the NEOs of our General Partner were Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); Brent L. Backes, former Group Vice President and General Counsel, who retired effective December 31, 2020; Don A. Baldridge, President, Operations; and Corey D. Walker, President, Operations.

The General Partner has not entered into employment agreements with any of the NEOs. The NEOs do not receive any separate compensation from us for their services to our business or as executive officers of our General Partner. We pay DCP Midstream, LLC the full cost for the compensation of our NEOs. The compensation committee has the ultimate decision-making authority with respect to the compensation that DCP Midstream, LLC pays to the NEOs.

Compensation Decisions

All compensation decisions concerning the executive officers dedicated to our operations and management are made by the compensation committee. The compensation committee’s responsibilities on compensation matters include the following:

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

Compensation Philosophy

The Partnership’s compensation program is structured to provide the following benefits:

•attract, retain and reward talented executive officers by providing compensation competitive with that of other executive officers in our industry;
•motivate executive officers to achieve strong financial and operational performance;
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

Buckeye Partners, L.P.	MPLX LP
Crestwood Equity Partners LP	NuStar Energy L.P.
Enable Midstream Partners LP	ONEOK, Inc.
EnLink Midstream Partners, L.P.	Targa Resources Corp.
Genesis Energy, L.P.	Western Gas Partners, LP
Magellan Midstream Partners, L.P.

Studies such as this generally include only the most highly compensated officers of each company, which correlates with the NEOs. The results of the 2018 study as well as other factors such as targeted performance objectives served as a benchmark for establishing total annual direct compensation packages for the NEOs. Peer data from the 2018 Mercer study and the data point that represents the 50th percentile of the market in the surveys were used. Consistent with generally accepted practices, to assess the competitiveness of the total annual direct compensation packages for the NEOs for 2020, we relied upon both the 2018 study as well as expectations for 2020 compensation, as provided by Mercer, including base pay increases averaging 3% and no changes to annual or long-term incentive targets.
Components of Compensation
The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) a long-term incentive consisting of a grant of performance units and phantom units, which are based on a percentage of annual base salary. In February 2020, the compensation committee approved base salary, short-term incentive targets, and long-term incentive targets for our NEOs that were to be effective March 23, 2020 as follows:

Name and Principal Position	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen, Chairman, President & CEO	$730,000	100%	375%	$4,197,500
Sean P. O'Brien, Group Vice President & Chief Financial Officer	$473,530	75%	245%	$1,988,826
Brent L. Backes, Group Vice President & General Counsel	$449,660	65%	140%	$1,371,463
Don A. Baldridge, President, Operations	$425,000	75%	250%	$1,806,250
Corey D. Walker, President, Operations	$425,000	75%	250%	$1,806,250

In response to the COVID-19 pandemic and the global demand destruction that impacted our industry, we implemented various cost reductions including the deferral of the foregoing base salary adjustments that were to go into effect on March 23, 2020. Additionally, in furtherance of our cost reductions, our NEOs voluntarily requested a temporary pay reduction from their approved 2020 base salaries of 15% for Mr. van Kempen and 10% for the rest of the NEOs, effective April 20, 2020.
In allocating compensation among base salary, short-term incentives and long-term incentives we believe a significant portion of the compensation of the NEOs should be performance-based since these individuals have a greater opportunity to influence our performance. In making this allocation, we have relied in part on the updated Mercer study and considered each component of compensation as described below.
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
Short-Term Cash Incentive - Under the STI plan, annual cash incentives are provided to executives to promote the achievement of our performance objectives. Target incentive opportunities for executives under the STI are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation at the market median for executive officers in comparable positions when target performance is achieved, below the market median when performance is less than target and above the market median when performance exceeds target. The updated Mercer study was used to determine the competitiveness of the incentive opportunity for comparable positions. STI payments generally occur in March of each year for the prior fiscal year’s performance.
The 2020 STI objectives were initially designed and proposed by our Chairman of the Board, President, and CEO and subsequently approved by the compensation committee. All STI objectives are tied to the performance of the Partnership and are subject to change each year based on annual strategic priorities and goals. The 2020 objectives comprising the total STI opportunity for the NEOs are described below. The 2021 objectives will be substantially the same except for the removal of the customer experience component.
Financial objectives (60% of total STI):

•Distributable Cash Flow. An objective intended to capture the annual amount of cash that is available for the quarterly distributions to our unitholders. For this objective, we established a range of performance from a minimum of $730 million to a maximum of $830 million.
•Constant Price Cash Generation. An objective intended to capture the cash generated from operations for the Partnership excluding the effect of commodity prices. For this objective, we established a range of performance from a minimum of $1,130 million to a maximum of $1,235 million.
•Cost. An objective intended to capture the ongoing operating and general and administrative costs of the Partnership. For this objective, we established a range of performance from a minimum of $1,020 million to a maximum of $950 million.

Operational Excellence objectives (20% of total STI):

•Operations/ICC. An objective intended to measure efficiencies created by leveraging the capabilities of our Integrated Collaboration Center (ICC).
•Customer Experience. An objective to leverage existing technologies to provide DCPs customers with an enhanced level of service and to implement a digital platform to mitigate risks and maximize the NGL value chain.
•Workforce of Today. An objective to improve the skills and versatility of our employees to support the efficient and reliable operation of our assets.
•Culture and People. Regrettable turnover is the key measure DCP uses to track and reduce the turnover of key and critical employees whose skills and talent are very hard to replace. In addition, a Culture & People scorecard is used to improve the attraction and retention of a diverse mix of talent across DCP.

Safety & Environmental Objectives (20% of total STI):
•Total Recordable Injury Rate (TRIR). An objective of both employee and contractor incident rates covering the assets of the Partnership. For this objective, the maximum level of performance is a TRIR of 0.23 and the minimum level of performance is a TRIR of 0.49.
•Process Safety Event Rate (PSE Rate). An objective using Tier 1 and 2 process safety events covering the assets of the Partnership. For this objective, the maximum level of performance is a PSE Rate of 0.92 and a minimum level of performance is a PSE Rate of 1.70.

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
Early in 2021, management prepared a report on the achievement of the Partnership objectives during 2020. These results were then reviewed and approved by the compensation committee. The level of performance achieved in 2020 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
Distributable Cash Flow	At Maximum
Constant Price Cash Generation	Between Target and Maximum
Cost	At Maximum
Operations/ICC	Between Minimum and Target
Customer Experience	Between Target and Maximum
Workforce of Today	At Minimum
Culture & People	At Target
Total Recordable Injury Rate (TRIR)	Between Minimum and Target
Process Safety Event Rate (PSE Rate)	At Maximum
Total Emissions	At Maximum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under the LTIP, phantom units, which are notional units based on the fair market value of our common units, are issued where half of such phantom units are strategic performance units, or SPUs, and half are restricted phantom units, or RPUs. The SPUs will vest at a multiple based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period, and will settle in cash. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period, or earlier in the case of death, disability, retirement, or layoff. Our RPUs have historically settled in cash; however, starting with the 2020 grants, RPUs will be settled through the issuance of common units. The SPU and RPU awards are granted annually with a three-year Performance Period and Vesting Period, respectively. We believe this program promotes retention of the executive officers, and focuses the executive officers on the goal of long-term value creation.
For 2020, the SPUs had the following two performance measures: (1) three-year distributable cash flow, or DCF, as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” per common unit of the Partnership over the Performance Period, which DCF per common unit will be determined using our 2022 financial statements; and (2) relative total shareholder return, or RTSR, defined as total shareholder return of the Partnership over the three-year Performance Period relative to the following peer group:

Antero Midstream Corporation	Holly Energy Partners, L.P.	Shell Midstream Partners, L.P.
Cheniere Energy, Inc.	Magellan Midstream Partners, L.P.	Summit Midstream Partners, LP
Crestwood Equity Partners LP	MPLX LP	Targa Resources Corp.
Enable Midstream Partners, LP	NGL Energy Partners LP	TC PipeLines, LP
EnLink Midstream, LLC	NuStar Energy L.P.	Western Midstream Partners, LP
Equitrans Midstream Corporation	ONEOK, Inc.
Genesis Energy, L.P.	Phillips 66 Partners LP
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
DCP common units owned, unvested common unit-settled RPUs, and investments in DCP common units in the Executive Deferred Compensation Plan are included when determining whether an executive has met the required ownership levels. Compliance with the unit ownership guidelines is reviewed annually. All NEOs currently comply with these unit ownership guidelines or are on track to comply within the applicable five-year period.
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

Board of Directors Report on Compensation
Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman of the Board, President, and Chief Executive Officer of the General Partner and the Group Vice President and Chief Human Resources Officer of DCP Midstream, LLC. In addition, we engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2020.
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
Board of Directors
Wouter T. van Kempen (Chairman)
Allen C. Capps
Heather Crowder
Fred J. Fowler
William F. Kimble
Brian Mandell
Stephen J. Neyland
Bill W. Waycaster

The following tables and accompanying narrative disclosures provide information regarding compensation of our named executive officers, or NEOs, as of December 31, 2020.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers of our General Partner for the services they provided to our business:

Name and Principal Position	Year	Salary	LTI Awards (a)	Non-Equity Incentive Plan Compensation (b)	All Other Compensation (c)	Total
Wouter T. van Kempen, Chairman of the Board, President and Chief Executive Officer
	2020	$670,154	$2,737,447	$1,007,130	$858,090	$5,272,821
	2019	$691,742	$2,467,198	$1,003,026	$925,285	$5,087,251
	2018	$679,292	$1,877,950	$1,039,657	$650,366	$4,247,265

Sean P. O’Brien, Group Vice President and Chief Financial Officer
	2020	$454,186	$1,160,324	$511,925	$396,208	$2,522,643
	2019	$453,846	$1,034,276	$493,558	$463,715	$2,445,395
	2018	$428,117	$875,653	$540,568	$306,141	$2,150,479

Brent L. Backes, former Group Vice President and General Counsel (d)
	2020	$431,290	$419,888	$421,302	$315,765	$1,588,245
	2019	$433,135	$611,135	$449,053	$345,702	$1,839,025
	2018	$420,518	$593,418	$418,341	$296,270	$1,728,547

Don A. Baldridge, President, Operations
	2020	$404,533	$1,062,441	$455,959	$316,805	$2,239,738
	2019	$399,975	$706,663	$434,973	$377,289	$1,918,900
	2018	$386,338	$682,430	$487,815	$245,738	$1,802,321

Corey D. Walker, President, Operations (e)
	2020	$338,365	$4,239,236	$564,380	$745,405	$5,887,386
	2019	$—	$—	$—	$—	$—
	2018	$—	$—	$—	$—	$—

(a) The amounts in this column reflect the grant date fair value of strategic performance units, or SPUs, and restricted phantom units, or RPUs granted under the LTIP, and are computed in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”, or ASC 718. SPU awards are subject to performance conditions and the amounts shown are for target performance because target is the probable outcome. For SPUs granted in 2020, the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value payable on the SPUs based on the 2020 grant date fair value, assuming the SPUs vested at the highest level of performance conditions, would be $2,737,466 for Wouter T. van Kempen, $1,160,313 for Sean P. O’Brien, $210,224 for Brent L. Backes, $1,062,513 for Don A. Baldridge, and $926,257 for Corey D. Walker.
(b) Includes amounts payable under the STI Plan, including any amounts voluntarily deferred into the nonqualified deferred compensation plan. These amounts are expected to be paid in March 2021.
(c) Includes DERs, Partnership contributions to the defined contribution plan and Partnership contributions to the nonqualified deferred compensation plan and relocation costs, as described in more detail below.
(d) Mr. Backes retired effective December 31, 2020.
(e) Mr. Walker was hired effective February 17, 2020.

All Other Compensation

“All Other Compensation” in the summary compensation table includes the following for 2020:

Name	Company contributions to defined contribution plans	Company contributions to nonqualified deferred compensation program	DERs	Other		Total
Wouter T. van Kempen	$31,350	$359,497	$467,243	$—		$858,090
Sean P. O’Brien	$31,350	$162,540	$202,318	$—		$396,208
Brent L. Backes	$37,050	$162,543	$96,677	$19,495	(a)	$315,765
Don A. Baldridge	$31,350	$123,004	$162,451	$—		$316,805
Corey D. Walker	$26,021	$—	$258,122	$461,262	(b)	$745,405
(a) The amount represents vacation paid following retirement.
(b) This amount includes $320,000 for short-term incentives forfeited from Mr. Walker's prior employer and $141,262 for relocation expenses.
Grants of Plan-Based Awards
Following are the grants of plan-based awards to the NEOs during the year ended December 31, 2020:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date (b)	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)		Maximum (#)	Grant Date Fair Value of LTIP Awards ($)
Wouter T. van Kempen	N/A	$—	$670,154	$1,340,308	—	—		—	$—
SPUs		$—	$—	$—	—	57,660		115,320	$1,368,733
RPUs		$—	$—	$—	68,180	68,180		68,180	$1,368,714
Sean P. O’Brien	N/A	$—	$340,640	$681,279	—	—		—	$—
SPUs		$—	$—	$—	—	24,440		48,880	$580,157
RPUs		$—	$—	$—	28,900	28,900		28,900	$580,168
Brent L. Backes	N/A	$—	$280,338	$560,677	—	—		—	$—
SPUs		$—	$—	$—	—	4,428	(c)	8,856	$105,112
RPUs		$—	$—	$—	15,680	15,680		15,680	$314,776
Don A. Baldridge	N/A	$—	$303,400	$606,799	—	—		—	$—
SPUs		$—	$—	$—	—	22,380		44,760	$531,256
RPUs		$—	$—	$—	26,460	26,460		26,460	$531,185
Corey D. Walker	N/A	$—	$253,774	$507,548	—	—		—	$—
SPUs		$—	$—	$—	—	19,510		39,020	$463,128
RPUs		$—	$—	$—	188,100	188,100	(d)	188,100	$3,776,108
(a) Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.
(b) Grant Date is not applicable with respect to Non-Equity Incentive Plan Awards. The SPUs awarded on January 1, 2020 under the LTIP will vest in their entirety on December 31, 2022 if the specified performance conditions are satisfied or, if minimum levels of performance are not met, then the payout may be zero. The RPUs awarded on February 28, 2020 under the LTIP will vest in their entirety on February 27, 2023 if the NEO is still employed by DCP, or earlier in the case of death, disability, retirement or layoff.

(c) Units reflect contingently vested SPUs awarded in 2020, net of forfeiture of 8,832 units triggered by his departure effective December 31, 2020.
(d) Amount includes 161,640 cash-settled RPUs awarded on February 28, 2020 as compensation for long term incentives forfeited from Mr. Walker's prior employer. These cash-settled RPUs will vest on February 27, 2023.

Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the NEOs as of December 31, 2020:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
Wouter T. van Kempen	304,370	$6,270,347
Sean P. O’Brien	128,450	$2,645,475
Brent L. Backes (c)	22,168	$495,312
Don A. Baldridge	105,840	$2,164,454
Corey D. Walker	227,120	$4,282,351
(a) SPUs awarded in 2019 and 2020 vest in their entirety over a range of 0% to 200% on December 31, 2021 and 2022, respectively, if the specified performance conditions are satisfied. RPUs awarded in 2019 and 2020 vest in their entirety on December 31, 2021 and February 27, 2023, respectively, if still employed. To determine the outstanding awards, the calculation of the number of SPUs that are expected to vest is based on assumed performance of 200% as the previous fiscal year performance has exceeded target performance.
(b) Value calculated based on the closing price on the NYSE on December 31, 2020 of our common units of $18.52. The disclosed value includes distribution equivalents earned but not vested as of December 31, 2020 with respect to SPUs awarded in 2019 and 2020. Distribution equivalents accrued in 2020 on outstanding SPUs are also reported within “All Other Compensation” in the Summary Compensation Table.
(c) Outstanding units reflect contingently vested SPUs awarded in 2019 and 2020, net of forfeiture of 12,156 units triggered by his departure effective December 31, 2020.

Stock Awards Vested

Following are the stock awards vested for the NEOs for the year ended December 31, 2020:

	Stock Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting (a)
Wouter T. van Kempen	60,464	$1,667,905
Sean P. O’Brien	28,193	$770,626
Brent L. Backes (b)	26,586	$644,427
Don A. Baldridge	21,972	$602,023
Corey D. Walker	—	$220,077
(a) Value calculated based on the average closing prices on the NYSE for the last 20 trading days in 2020 of our common units of $19.45. The disclosed value includes distribution equivalents accrued as of December 31, 2020 with respect to SPUs awarded in 2018 and distribution equivalents paid in 2020 on RPUs awarded in 2018, 2019 and 2020. The distribution equivalents attributable to 2020 for such SPUs, and the distribution equivalents attributable to all of such RPUs, are also reported within “All Other Compensation” in the Summary Compensation Table.
(b) Includes 15,680 units that vested on December 31, 2020 due to his retirement and were settled in units, the value of which is based on the closing price on the NYSE on December 30, 2020 of $18.44.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the NEOs for the year ended December 31, 2020:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2020 (d)
Wouter T. van Kempen	$185,462	$359,497	$3,634,450	$—	$7,646,672
Sean P. O’Brien	$233,429	$162,540	$760,800	$(24,504)	$2,107,177
Brent L. Backes	$73,319	$162,543	$523,338	$(92,981)	$4,089,649
Don A. Baldridge	$175,418	$123,004	$792,482	$—	$2,680,151
Corey D. Walker	$6,277	$—	$1,037	$—	$7,314
(a) These amounts are included in the Summary Compensation Table for the year 2020 as follows: $13,403 for Mr. van Kempen, $73,319 for Mr. Backes, $40,453 for Mr. Baldridge and $6,277 for Mr. Walker.
(b) These amounts are included in the Summary Compensation Table for the year 2020.
(c) At the election of each executive officer, the performance of non-qualified deferred compensation is linked to certain mutual funds, a DCP Common Unit Fund or to the US High Yield BB rated Bond Index specific to the Energy sector.
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

The following table presents payments in the event of retirement, death, or disability, as may be applicable, as of the last business day of 2020:

	2020 STI	2018 LTI	Accelerated LTIP	Total
Wouter T. van Kempen	$1,007,130	$1,458,967	$3,181,395	$5,647,492
Sean P. O’Brien	$511,925	$680,282	$1,341,795	$2,534,002
Brent L. Backes (a)	$421,302	$461,018	$741,310	$1,623,630
Don A. Baldridge	$455,959	$530,173	$1,088,013	$2,074,145
Corey D. Walker (b)	$381,380	$—	$3,798,841	$4,180,221
(a) Amounts reflect actual payments made and/or payable in connection with Mr. Backes’s retirement effective December 31, 2020.
(b) Amount includes 161,640 cash-settled RPUs awarded on February 28, 2020 as compensation for long term incentives forfeited from Mr. Walker's prior employer. These cash-settled RPUs will vest on February 27, 2023.

The following table presents additional payments in the event of termination for reasons other than cause as of the last business day of 2020:

Severance
Wouter T. van Kempen	$1,241,000
Sean P. O’Brien	$639,266
Brent L. Backes	$607,041
Don A. Baldridge	$573,750
Corey D. Walker	$573,750

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Wouter T. van Kempen, the Chairman of the Board, President, and CEO of our General Partner:

For 2020, our last completed fiscal year, the median of the annual total compensation of all employees of our company (other than our CEO) was $129,969 and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,272,821. Based on this information, for 2020, Mr. van Kempen’s total annual compensation was 41 times that of the median of the annual total compensation of all employees.

To identify the median of the annual total compensation of all our employees (other than our CEO), as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•We determined that, as of December 31, 2020, our employee population consisted of 1,837 individuals with all of these individuals located in the United States (as reported in Item 1, Business, in this Annual Report on Form 10-K). This population consisted of our full-time, part-time, and temporary employees.

•To identify the "median employee" from our employee population, we compared the 2020 earnings eligible in the short-term incentive plan plus the short-term incentive earned in 2019 that was paid in 2020 as reflected in our payroll records for 2020. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the "median employee."

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2020.

•The pay ratio disclosed above is a reasonable estimate calculated in accordance with SEC rules, based on our records and the methodologies described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio allow companies to use a variety of methodologies and apply various assumptions. The application of various methodologies may result in significant differences in the results reported by other SEC reporting companies. As a result the pay ratio reported by other SEC reporting companies may differ substantially from, and may not be comparable to, the pay ratio we disclose above.

Director Compensation

General - Members of the board of directors who are officers or employees of the General Partner or its affiliates do not receive compensation for serving as directors.

For 2020, the board approved an annual compensation package for non-employee directors, consisting of an annual $90,000 cash retainer and an annual grant of common units that approximate $100,000 of value on the date of grant. Chairpersons of committees of the board received an additional annual cash retainer of $20,000. All cash retainers were paid on a quarterly basis in arrears. Directors did not receive additional fees for attending meetings of the board or its committees. The directors were reimbursed for out-of-pocket expenses associated with their membership on the board of directors.

Unit Ownership Guidelines - In order to further align the interests of our non-employee directors with the interests of our unitholders, we have adopted guidelines that our non-employee directors beneficially own common units having a value of at least a 3x multiple of the annual cash retainer. Non-employee directors are expected to reach this guideline within five years of becoming a director and to maintain such minimum ownership level during the tenure of the directorship. All non-employee directors currently comply with these unit ownership guidelines.

The following table sets forth the compensation earned by the General Partner’s non-employee directors for the year ended December 31, 2020:

Name	Fees Earned in Cash	Unit Awards (a)	Total
Fred J. Fowler	$90,000	$100,512	$190,512
William F. Kimble (b)	$110,000	$100,512	$210,512
Bill W. Waycaster (c)	$110,000	$100,512	$210,512
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

Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2020, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, determined all elements of compensation for our NEOs. Only Mr. van Kempen was a director and a NEO of our General Partner. Further Mr. van Kempen is a non-voting member of the board of directors of DCP Midstream, LLC; however, he is not a member of the compensation committee thereof, nor did he participate in deliberations of such board with regard to his own compensation. During 2020, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the board of directors of DCP Midstream, LLC, or the compensation committee of the board of directors of DCP Midstream, LLC.

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
The percentage of total common units beneficially owned is based on 208,360,311 outstanding common units and the percentage of Series A Preferred Units beneficially owned is based on 500,000 outstanding Series A Preferred Units as of February 17, 2021. None of the named beneficial owners set forth in the table below owns any of the 6,450,000 outstanding Series B Preferred Units or any of the 4,400,000 outstanding Series C Preferred Units as of February 17, 2021.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
DCP Midstream, LLC (b)	117,762,526	56.5%	—	—
DCP Midstream GP, LP (c)	66,887,618	32.1%	—	—
ALPS Advisors, Inc. (d)	11,366,484	5.46%	—	—
Wouter T. van Kempen	67,040	*	750	*
Sean P. O'Brien	16,500	—	—	—
Brent L. Backes	29,189		150
George R. Green	718	*		*
Don Baldridge	20,689	*	50	*
Corey Walker	25,000	*	—	—
Allen C. Capps	—	—	—	—
Heather Crowder	—	—	—	—
Fred J. Fowler	54,200	*	—	—
William F. Kimble	20,100	*	—	—
Brian Mandell	—	—	—	—
Stephen J. Neyland	—	—	—	—
Bill W. Waycaster	20,100	*	—	—
All directors and executive officers as a group (13 persons)	253,536	*	950	*
_____________
* Less than 1%.
(a)Unless otherwise indicated, the address for all beneficial owners in this table is 370 17th Street, Suite 2500, Denver, Colorado 80202.
(b)Includes 50,874,908 common units directly held by DCP Midstream, LLC ("Midstream"); 597,455 common units held in a rabbi trust established in connection with Midstream’s executive deferred compensation plan (the “Plan”), which common units were acquired by the Plan on the open market and are being held by the Plan for the sole purpose of funding the Plan’s deferred compensation liabilities associated with certain investment elections made by participants to invest in phantom units that are economically equivalent to common units; and 66,887,618 common units directly held by DCP Midstream GP, LP. DCP Midstream, LLC is the sole member of DCP Midstream GP, LLC, which is the general partner of DCP Midstream GP, LP, and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.
(c)DCP Midstream GP, LLC is the general partner of DCP Midstream GP, LP and therefore may be deemed to indirectly beneficially own such securities, but disclaims beneficial ownership except to the extent of its pecuniary interest therein.
(d)As reported on Schedule 13G/A filed with the SEC on February 9, 2021 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 11,366,484 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	303,670	$—	531,447
Equity compensation plans not approved by unitholders	—	—	—
Total	303,670	$—	531,447

1.This information relates to our 2016 LTIP, which was approved by unitholders at a special meeting on April 28, 2016. For more information on our 2016 LTIP, refer to Note 17. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Distributions and Payments to our General Partner and its Affiliates
The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with our ongoing operation and liquidation. These distributions and payments are determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

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
Transportation Arrangements
The Texas Express, Front Range, Sand Hills, Southern Hills, Gulf Coast Express and Cheyenne Connector pipelines have in place 10 to 15-year transportation agreements with us pursuant to which we have committed to transport minimum throughput volumes at rates defined in each respective pipeline’s tariffs.
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

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2020	2019
	(millions)
Audit fees (a)	$3	$3
Audit-related and tax fees (b)(c)	$1	$1
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
(c)Deloitte Tax was engaged to review the Federal tax return of the Partnership and prepare and process the K-1 schedule for unitholders for a total fixed fee of $285,000 and $275,000 for the years ended December 31, 2020 and 2019, respectively.
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
(a) Financial Statement Schedules
Consolidated Financial Statements and Financial Statement Schedules included in this Item 15:
Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC
Consolidated Financial Statements of DCP Southern Hills Pipeline, LLC
Consolidated Financial Statements of Front Range Pipeline LLC
Consolidated Financial Statements of Gulf Coast Express LLC

DCP SAND HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2020, 2019 and 2018

INDEPENDENT AUDITORS’ REPORT

To the Members of DCP Sand Hills Pipeline, LLC

We have audited the accompanying consolidated financial statements of DCP Sand Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC and its subsidiary as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company has significant transactions with related parties. Our opinion is not modified with respect to this matter.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 5, 2021

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$11.7	$12.5
Accounts receivable:
Affiliates	30.7	46.7
Trade and other	7.2	8.0
Other current assets	0.2	—
Total current assets	49.8	67.2
Property, plant and equipment, net	1,770.1	1,790.0
Other long-term assets	5.7	6.3
Total assets	$1,825.6	$1,863.5

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$5.6	$2.3
Affiliates	6.4	7.7
Accrued taxes	21.0	21.7
Accrued capital expenditures	0.1	0.8
Accrued liabilities and other	10.6	8.1
Total current liabilities	43.7	40.6
Contract liabilities - affiliates	29.6	30.7
Other long-term liabilities	7.1	6.3
Total liabilities	80.4	77.6
Commitments and contingent liabilities
Total members’ equity	1,745.2	1,785.9
Total liabilities and members’ equity	$1,825.6	$1,863.5

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(millions)
Operating revenues:
Transportation - affiliates	$490.5	$514.4	$389.0
Transportation	84.1	93.0	91.4
Total operating revenues	574.6	607.4	480.4
Operating costs and expenses:
Cost of transportation - affiliates	—	4.0	6.0
Cost of transportation	3.1	3.0	3.0
Operating and maintenance expense	85.6	96.4	68.8
Depreciation expense	41.6	41.3	36.4
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	4.3	3.6	2.6
Loss on sale of assets	0.9	—	—
Total operating costs and expenses	140.7	153.5	122.0
Operating income	433.9	453.9	358.4
Interest income	0.4	1.0	1.0
Income tax expense	(3.4)	(3.3)	(2.7)
Net income	$430.9	$451.6	$356.7

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	DCP Sand Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Sand Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2018	$515.3	$515.0	$515.3	1,545.6
Contributions from members	27.1	155.6	91.4	274.1
Distributions to members	(24.4)	(227.7)	(126.1)	(378.2)
Cumulative effect adjustment (for adoption of ASC 606)	2.3	2.4	2.3	7.0
Transfer of interest in DCP Sand Hills Pipeline LLC (See Note 1)	(555.7)	555.7	—	—
Net income	35.4	202.5	118.8	356.7
Balance, December 31, 2018	—	1,203.5	601.7	1,805.2
Contributions from members	—	7.0	3.5	10.5
Distributions to members	—	(320.9)	(160.5)	(481.4)
Net income	—	301.1	150.5	451.6
Balance, December 31, 2019	—	1,190.7	595.2	1,785.9
Contributions from members	—	14.9	7.5	22.4
Distributions to members	—	(334.9)	(159.1)	(494.0)
Net income	—	293.4	137.5	430.9
Balance, December 31, 2020	$—	$1,164.1	$581.1	$1,745.2

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(millions)
OPERATING ACTIVITIES:
Net income	$430.9	$451.6	$356.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	41.6	41.3	36.4
Loss on sale of assets	0.9	—	—
Other	0.4	(1.3)	(1.9)
Change in operating assets and liabilities:
Accounts receivable	16.3	(0.1)	(21.2)
Accounts payable	2.7	(1.3)	(0.6)
Deferred revenues	—	—	(3.5)
Other current liabilities	2.7	8.0	9.0
Other long-term assets	0.5	0.4	(2.9)
Other long-term liabilities	—	—	2.0
Net cash provided by operating activities	496.0	498.6	374.0
INVESTING ACTIVITIES:
Capital expenditures	(25.5)	(31.8)	(270.8)
Proceeds from sale of assets	0.3	—	—
Net cash used in investing activities	(25.2)	(31.8)	(270.8)
FINANCING ACTIVITIES:
Contributions from members	22.4	10.5	274.1
Distributions to members	(494.0)	(481.4)	(378.2)
Net cash used in financing activities	(471.6)	(470.9)	(104.1)
Net change in cash and cash equivalents	(0.8)	(4.1)	(0.9)
Cash and cash equivalents, beginning of period	12.5	16.6	17.5
Cash and cash equivalents, end of period	$11.7	$12.5	$16.6

See Notes to Consolidated Financial Statements.

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Year Ended December 31, 2020

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

The Company allocates revenues, costs, and expenses in accordance with the terms of the Second Amendment to the Second Amended and Restated LLC Agreement, entered into as of July 1, 2020, or the LLC Agreement, to each of the members based on each member’s ownership interest adjusted for the DCP True-Up Preferred distribution as determined monthly for certain designated NGL agreements. Under terms of the LLC Agreement, the members are required to fund capital calls necessary to fund the capital requirements of the Company, including capital expansion and working capital requirements. Under the terms of the LLC Agreement, cash calls are allocated to members based upon each member’s respective ownership interest and distributions are allocated to members based upon each member’s respective ownership interest adjusted for the DCP True-Up Preferred distribution.

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

Distributions - Under the terms of the LLC Agreement, we are required to make quarterly distributions to the members based on Available Cash, as the term is defined in the LLC Agreement. Available Cash distributions are paid pursuant to the members’ respective ownership percentages as adjusted for the DCP True-Up Preferred distribution at the date the distributions are due.

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018
the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2020 and 2019, we invested $11.7 million and $12.5 million, respectively, in short-term money market securities which are included in cash and cash equivalents in our consolidated balance sheets. As the short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

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
Years Ended December 31, 2020, 2019, and 2018
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

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the year ended December 31, 2020, 2019 and 2018. There were significant transactions with affiliates for each of the years ended December 31, 2020, 2019 and 2018. See Note 6, Summary of Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2020, 2019 and 2018, deferred state income tax expense totaled $0.7 million, $0.7 million and $0.5 million, respectively. For the years ended December 31, 2020, 2019 and 2018, current state income tax expense totaled $2.7 million, $2.6 million and $2.2 million, respectively.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU"), 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires a company immediately recognize management's current estimated credit losses for all financial instruments that are not accounted for at fair value through net income. Previously, credit losses on financial assets were only required to be recognized when they were incurred. We adopted this ASU on January 1, 2020 and it did not have a material impact on our consolidated financial statements.

4. Remaining Performance Obligations

Our remaining performance obligations consist primarily of minimum volume commitment fee arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as transportation revenue in the consolidated statements of operations. The total amount of remaining performance obligations is estimated at approximately $380.8 million as of December 31, 2020. Our remaining performance obligations are expected to be recognized through 2029 with a weighted average remaining life of 2.62 years as of December 31, 2020. This amount excludes variable consideration as well as remaining performance obligations that have original expected durations of

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018
one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities - Affiliates

We have agreements that provide for minimum volume commitments. Under these agreements, our customers agree to ship a minimum volume of product on our pipeline over an agreed time period. If a customer fails to meet its minimum volume commitment for a specified period, the customer is obligated to pay a contractually-determined fee based upon the shortfall between the actual product volumes and the minimum volume commitment for that period. We record revenue under minimum volume contracts during periods of shortfall when it is known that the customer cannot, or will not, make up some or all of the deficiency in subsequent periods. For the year ended December 31, 2018, we recognized $1.9 million of deficiency payments, which was reflected in transportation revenue. There were no additional deficiency payments collected for the year ended December 31, 2020 and 2019.

Our contract liabilities - affiliates primarily consist of deferred revenue received from reimbursable projects. The following table summarizes changes in contract liabilities included in our consolidated balance sheets:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(millions)

Balance, beginning of period	$30.7	$34.0
Additions	2.0	—
Revenue recognized (a)	(3.1)	(3.3)
Balance, end of period	$29.6	$30.7

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2020, 2019 and 2018.

DCP Southern Hills Pipeline, LLC

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018

We have a long-term capacity arrangement with DCP Southern Hills Pipeline, LLC, or Southern Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has the right to transport minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

Summary of Transactions with Affiliates

The following table summarizes our transactions with affiliates:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$487.0	$510.9	$384.1
Cost of transportation - affiliates	$—	$4.0	$6.0
General and administrative expense - affiliates	$5.0	$5.0	$5.0
DCP Southern Hills Pipeline, LLC:
Transportation - affiliates	$3.5	$3.5	$3.3
Phillips 66:
Transportation - affiliates	$—	$—	$1.5
General and administrative expense - affiliates	$0.2	$0.2	$0.2
Enbridge:
Transportation - affiliates	$—	$—	$0.1

We had balances with affiliates as follows:

	December 31,	December 31,
	2020	2019
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$30.4	$46.4
Accounts payable	$6.4	$7.7
Contract liabilities	$29.6	$30.7
DCP Southern Hills Pipeline, LLC:
Accounts receivable	$0.3	$0.3
Phillips 66:
Other current assets	$0.1	$0.1

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018
7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,	December 31,
	Life	2020	2019
		(millions)

Transmission systems	20-50 Years	$2,012.9	$1,982.6
Processing facilities	35-60 Years	0.3	0.3
Other	3-30 Years	5.4	5.2
Land		0.4	0.4
Construction work in progress		0.8	9.8
Property, plant and equipment		2,019.8	1,998.3
Accumulated depreciation		(249.7)	(208.3)
Property, plant and equipment, net		$1,770.1	$1,790.0

8. Commitments and Contingent Liabilities

Regulatory Compliance - In the ordinary course of business, we are subject to various laws and regulations. In the opinion of our management, compliance with existing laws and regulations will not materially affect our consolidated results of operations, financial position, or cash flows.

Litigation - With the exception described below, we are not party to any significant legal proceedings, but are a party to various administrative and regulatory proceedings and various commercial disputes that arose during the development of the Sand Hills pipeline and in the ordinary course of our business. Management currently believes that the ultimate resolution of the foregoing matters, taken as a whole and after consideration of amounts accrued, insurance coverage and other indemnification arrangements, will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

In 2018, a crew working in Sutton County, Texas, to install a gas transmission line for EPIC Y-Grade Pipeline, LP struck our Sand Hills pipeline with trenching equipment. The two members of the trenching crew have sued DCP, EPIC, and others in connection with alleged personal injuries in the case Ruiz and Soto vs. DCP Operating Company, LP, DCP Sand Hills Pipeline, LLC; EPIC Y-Grade Pipeline, LP, et al. in the 407th District Court of Bexar County, Texas. Insurance coverage limits our potential exposure, and we are actively seeking indemnity and other compensation from several parties that would further reduce our total liability. As of December 31, 2020, an accrual of $4.4 million related to these contingent obligations was reflected in accrued liabilities and other on our consolidated balance sheet and $5 million was reflected in operating expenses on our consolidated income statement. This accrual together with amounts previously expensed are sufficient to satisfy our self-insured retention. This matter is subject to the uncertainties inherent in any litigation, and the ultimate outcome may not be known for some time.

General Insurance - Insurance for Sand Hills is written in the commercial markets and through affiliate companies, which management believes is consistent with companies engaged in similar commercial operations with similar assets. Our insurance coverage includes excess liability insurance above the established primary limits for general liability. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

Environment, Health, and Safety - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to the environment, health, and safety. As an owner or operator of these facilities, we must

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018
comply with United States laws and regulations at the federal, state, and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations, worker and public health and safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to the available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipeline and associated facilities used in our business. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Purchase Obligations - We have a capacity arrangement which terminates in May 2023, with an option to renew annually thereafter. Under the terms of this agreement, Sand Hills is committed to transport minimum throughput volumes on a third party pipeline at rates defined in the capacity arrangement. The expected cost to reserve the capacity over the term is as follows:

(millions)
2021	2.8
2022	2.8
2023	1.2
Total obligation	$6.8

During the year ended December 31, 2020 the fixed cost of transportation under this arrangement was $2.8 million.

9. Supplemental Cash Flow Information

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$0.1	$1.5	$18.2
Cumulative effect of applying ASU 2016-02 on operating lease asset	$—	$—	$43.7
Cumulative effect of applying ASU 2016-02 on current operating lease liabilities	$—	$—	$(36.7)
Cumulative effect of applying ASU 2016-02 on long-term operating lease liabilities	$—	$—	$(7.0)
Other non-cash changes in property, plant and equipment, net	$(0.2)	$(0.6)	$0.4

DCP SAND HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, and 2018
10. Subsequent Events

We have evaluated subsequent events occurring through February 5, 2021, the date the consolidated financial statements were issued, and have identified no events that require adjustments to or disclosure in these consolidated financial statements.

DCP SOUTHERN HILLS PIPELINE, LLC

Consolidated Financial Statements for the
Years Ended December 31, 2020, 2019, and 2018

INDEPENDENT AUDITORS’ REPORT

To the Members of DCP Southern Hills Pipeline, LLC

We have audited the accompanying consolidated financial statements of DCP Southern Hills Pipeline, LLC and subsidiary (the "Company"), which comprise the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Southern Hills Pipeline, LLC and its subsidiary as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company has significant transactions with related parties. Our opinion is not modified with respect to this matter.

/s/Deloitte & Touche LLP

Denver, Colorado
February 5, 2021

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$6.2	$8.9
Accounts receivable:
Affiliates	21.3	15.3
Trade and other	0.8	4.0
Other current assets	0.2	0.2
Total current assets	28.5	28.4
Property, plant and equipment, net	919.3	929.5
Other long-term assets	1.2	0.7
Total assets	$949.0	$958.6

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$7.5	$10.0
Affiliates	5.1	4.3
Accrued taxes	5.7	3.4
Accrued capital expenditures	0.1	8.5
Accrued liabilities and other	2.4	2.1
Total current liabilities	20.8	28.3
Contract liabilities - affiliates	11.7	13.1
Other long-term liabilities	2.8	2.8
Total liabilities	35.3	44.2
Commitments and contingent liabilities
Total members’ equity	913.7	914.4
Total liabilities and members’ equity	$949.0	$958.6

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(millions)
Operating revenues:
Transportation - affiliates	$209.4	$173.8	$157.6
Transportation	5.8	9.4	8.8
Other revenue - affiliates	—	—	0.8
Total operating revenues	215.2	183.2	167.2
Operating costs and expenses:
Cost of transportation - affiliates	3.5	4.7	3.3
Cost of transportation	18.9	1.1	—
Operating and maintenance expense	40.9	27.9	29.3
Depreciation expense	22.3	21.4	21.2
General and administrative expense - affiliates	5.2	5.2	5.2
General and administrative expense	2.9	2.5	2.1
Total operating costs and expenses	93.7	62.8	61.1
Operating income	121.5	120.4	106.1
Interest income	0.1	0.4	0.3
Income tax expense	(0.4)	(0.4)	(0.3)
Net income	$121.2	$120.4	$106.1

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	DCP Southern Holding, LLC	DCP Pipeline Holding LLC	Phillips 66 Southern Hills LLC	Total Members’ Equity
	(millions)
Balance, January 1, 2018	$302.3	$301.7	$302.3	$906.3
Contributions from members	—	2.0	1.0	3.0
Distributions to members	(7.8)	(75.2)	(41.5)	(124.5)
Cumulative effect adjustment (for adoption of ASC 606)	1.2	1.1	1.2	3.5
Transfer of Interest in DCP Southern Hills Pipeline, LLC (see Note 1)	(305.7)	305.7	—	—
Net income	10.0	60.6	35.5	106.1
Balance, December 31, 2018	—	595.9	298.5	894.4
Contributions from members	—	22.5	11.3	33.8
Distributions to members	—	(89.4)	(44.8)	(134.2)
Net income	—	80.3	40.1	120.4
Balance, December 31, 2019	—	609.3	305.1	914.4
Contributions from members	—	11.0	5.6	16.6
Distributions to members	—	(92.4)	(46.1)	(138.5)
Net income	—	80.9	40.3	121.2
Balance, December 31, 2020	$—	$608.8	$304.9	$913.7

See Notes to Consolidated Financial Statements.

DCP SOUTHERN HILLS PIPELINE, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(millions)
OPERATING ACTIVITIES:
Net income	$121.2	$120.4	$106.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22.3	21.4	21.2
Other	(1.1)	(1.2)	(1.1)
Change in operating assets and liabilities:
Accounts receivable	(2.8)	(4.4)	(2.2)
Accounts payable	(0.2)	3.9	1.6
Other current assets	0.3	—	—
Other current liabilities	2.4	0.5	1.4
Other long-term assets	(0.6)	—	—
Other long-term liabilities	—	—	1.6
Net cash provided by operating activities	141.5	140.6	128.6
INVESTING ACTIVITIES:
Capital expenditures	(22.3)	(37.0)	(7.1)
Net cash used in investing activities	(22.3)	(37.0)	(7.1)
FINANCING ACTIVITIES:
Contributions from members	16.6	33.8	3.0
Distributions to members	(138.5)	(134.2)	(124.5)
Net cash used in financing activities	(121.9)	(100.4)	(121.5)
Net change in cash and cash equivalents	(2.7)	3.2	—
Cash and cash equivalents, beginning of period	8.9	5.7	5.7
Cash and cash equivalents, end of period	$6.2	$8.9	$5.7

See Notes to Consolidated Financial Statement

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019, 2018

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

Estimated Fair Value of Financial Instruments - The fair value of cash and cash equivalents, accounts receivable and accounts payable included in the consolidated balance sheets are not materially different from their carrying amounts because of the short-term nature of these instruments. We may invest available cash balances in short-term money market securities. As of December 31, 2020 and 2019, we invested $6.2 million and $8.9 million, respectively, in short-term money market securities

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, 2018
which are included in cash and cash equivalents in our consolidated balance sheets. Given that the short-term money market securities are publicly traded and market prices are readily available, these investments are considered Level 1 fair value measurements.

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
Years Ended December 31, 2020, 2019, 2018
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

Significant Customers - There was no third party customer that accounted for more than 10% of total operating revenue for the years ended December 31, 2020, 2019 and 2018. There were significant transactions with affiliates for each of the years ended December 31, 2020, 2019 and 2018. See Note 6, Summary of Transactions with Affiliates.

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

Income Taxes - We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. As a limited liability company, we do not pay federal income taxes. Instead, our income or loss for tax purposes is allocated to each of the members for inclusion in their respective tax returns. Consequently, no provision for federal income taxes has been reflected in these consolidated financial statements. We are subject to the Texas margin tax, which is treated as a state income tax. We follow the asset and liability method of accounting for state income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax basis of the assets and liabilities. For the years ended December 31, 2020, 2019 and 2018, deferred state income tax expense totaled $0.1 million, $0.2 million and $0.1 million, respectively. For the years ended December 31, 2020, 2019 and 2018, current state income tax expense totaled $0.3 million, $0.2 million and $0.2 million, respectively.

3. Recent Accounting Pronouncements

Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU"), 2016-13 “Financial Instruments-Credit Losses (Topic 326),” or ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, which requires a company immediately recognize management's current estimated credit losses for all financial instruments that are not accounted for at fair value through net income. Previously, credit losses on financial assets were only required to be recognized when they were incurred. We adopted this ASU on January 1, 2020 and it did not have a material impact on our consolidated financial statements.

4. Remaining Performance Obligations

Our remaining performance obligations consist primarily of minimum volume commitment fee arrangements. Upon completion of the performance obligations associated with these arrangements, customers are invoiced and revenue is recognized as transportation revenue in the consolidated statements of operations. The total amount of remaining performance obligations is estimated at approximately $300.7 million as of December 31, 2020. Our remaining performance obligations are expected to be recognized through 2029 with a weighted average remaining life of 3.8 years as of December 31, 2020. This amount excludes variable consideration as well as remaining performance obligations that have original expected durations of

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, 2018

one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

5. Contract Liabilities - Affiliates

Our contract liabilities - affiliates primarily consist of deferred revenue received from reimbursable projects. The following table summarizes changes in contract liabilities included in our consolidated balance sheets:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
	(millions)
Balance, beginning of period	$13.1	$14.5
Revenue recognized (a)	(1.4)	(1.4)
Balance, end of period	11.7	13.1

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

We have entered into transportation agreements with DCP Midstream, which include a commitment to transport volumes at rates defined in our tariffs. These 15-year transportation agreements became effective in June 2013. We currently, and anticipate to continue to, transact with DCP Midstream in the ordinary course of business. DCP Midstream was a significant customer during the years ended December 31, 2020, 2019 and 2018.

DCP Sand Hills Pipeline, LLC

We have a long-term capacity arrangement with DCP Sand Hills Pipeline, LLC, or Sand Hills, which expires in March 2023. Under the terms of this agreement, Southern Hills has the right to transport minimum throughput volumes on the Sand Hills pipeline at rates defined in the transportation agreement.

The following table summarizes our transactions with affiliates:

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, 2018

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(millions)
DCP Midstream and its affiliates:
Transportation - affiliates	$209.4	$173.8	$157.6
Other revenue - affiliates	$—	$—	$0.8
Cost of transportation - affiliates	$—	$1.2	$—
General and administrative expense - affiliates	$5.0	$5.0	$5.0
DCP Sand Hills Pipeline, LLC:
Cost of transportation - affiliates	$3.5	$3.5	$3.3
Phillips 66:
General and administrative expense - affiliates	$0.2	$0.2	$0.2

We had balances with affiliates as follows:

	December 30,	December 31,
	2020	2019
	(millions)
DCP Midstream and its affiliates:
Accounts receivable	$21.3	$15.3
Accounts payable	$4.8	$4.0
Contract liabilities	$11.7	$13.1
DCP Sand Hills Pipeline, LLC:
Accounts payable	$0.3	$0.3
Phillips 66:
Other current assets	$0.1	$0.1

7. Property, Plant and Equipment

Property, plant and equipment by classification is as follows:

	Depreciable	December 31,	December 31,
	Life	2020	2019
		(millions)

Transmission systems	20-50 Years	$1,070.6	$1,050.4
Other	3-30 Years	4.6	4.6
Land		2.0	2.0
Construction work in progress		0.7	8.8
Property, plant and equipment		1,077.9	1,065.8
Accumulated depreciation		(158.6)	(136.3)
Property, plant and equipment, net		$919.3	$929.5

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, 2018

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

General Insurance - Insurance for Southern Hills is written in the commercial markets and through affiliate companies, which management believes is consistent with companies engaged in similar commercial operations with similar assets. Our insurance coverage includes excess liability insurance above the established primary limits for general liability. All coverage is subject to certain limits and deductibles, the terms and conditions of which are common for companies with similar types of operations.

Environment, Health, and Safety - The operation of pipelines for transporting NGLs is subject to stringent and complex laws and regulations pertaining to the environment, health, and safety. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines incorporates compliance with environmental laws and regulations, worker and public health and safety standards, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to the available supply of natural gas and the resulting supply of NGLs, (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations, and (iii) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipeline and associated facilities used in our business. Failure to comply with various health, safety and environmental laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Purchase Obligations - We have capacity arrangements which terminate March 2023 and December 2029, with options to renew annually thereafter. Under the terms of these agreements, Southern Hills is committed to transport minimum throughput volumes on other pipelines at rates defined in the capacity arrangement. The expected cost to reserve the capacity over the term is as follows:

DCP SOUTHERN HILLS PIPELINE, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2020, 2019, 2018

(millions)
2021	$17.8
2022	17.8
2023	15.4
2024	14.6
2025	14.6
Thereafter	58.4
Total obligations	$138.6

During the year ended December 31, 2020, the fixed cost of transportation under these arrangements was $15.3 million.

9. Supplemental Cash Flow Information

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(millions)
Non-cash investing and financing activities:
Property, plant and equipment acquired with accrued liabilities and accounts payable	$0.1	$9.9	$4.6
Cumulative effect of applying ASU 2014-09 on property, plant and equipment	$—	$—	$17.9
Cumulative effect of applying ASU 2014-09 on contract liabilities	$—	$—	$(14.4)
Cumulative effect of applying ASU 2014-09 on members' equity	$—	$—	$(3.5)
Other non-cash changes in property, plant and equipment, net	$(0.2)	$0.1	$—

10. Subsequent Events

We have evaluated subsequent events occurring through February 5, 2021, the date the consolidated financial statements were issued, and have identified no events that require adjustments to or disclosure in these consolidated financial statements.

Front Range Pipeline LLC

Financial Statements
for the Years Ended December 31, 2020, 2019 and 2018

INDEPENDENT AUDITORS’ REPORT

To the Management Committee of Front Range Pipeline LLC
Houston, Texas

We have audited the accompanying financial statements of Front Range Pipeline LLC (the “Company”), which comprise the balance sheets as of December 31, 2020 and 2019, and the related statements of operations, cash flows, and members’ equity for each of the three years in the period ended December 31, 2020, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Front Range Pipeline LLC as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
February 18, 2021

Front Range Pipeline LLC

Balance Sheets

(in thousands of dollars)

	December 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$ 24,203	$ 43,876
Accounts receivable – trade	1,616	690
Accounts receivable – related parties	5,913	10,230
Other current assets	498	496
Total current assets	32,230	55,292
Property, plant and equipment, net (see Note 3)	570,669	582,230
Other assets	419	555
Total assets	$ 603,318	$ 638,077

Liabilities and Members’ Equity
Current liabilities
Accounts payable – trade	$ 601	$ 10,870
Accounts payable – related parties	778	10,618
Deferred revenue attributable to make-up rights	8,981	--
Deferred revenue attributable to in-transit volumes	1,202	3,422
Accrued ad valorem taxes payable	6,944	5,313
Other current liabilities	827	1,027
Total current liabilities	19,333	31,250
Other liabilities	1,137	1,207
Commitments and contingent liabilities (see Note 2)
Members’ equity	582,848	605,620
Total liabilities and members’ equity	$ 603,318	$ 638,077

The accompanying notes are an integral part of these financial statements.

Front Range Pipeline LLC

Statements of Operations

(in thousands of dollars)

	For the Year Ended December 31,
	2020	2019	2018
Revenues
Related parties	$ 142,751	$ 122,085	$ 99,837
Third parties	13,417	8,817	3,689
Total revenues (see Note 5)	156,168	130,902	103,526
Costs and expenses
Depreciation and accretion expenses	17,962	14,792	13,957
Operating costs and expenses	24,141	19,041	18,463
General and administrative costs	122	151	142
Total costs and expenses	42,225	33,984	32,562
Operating income	113,943	96,918	70,964
Interest income	195	808	99
Net income	$ 114,138	$ 97,726	$ 71,063

The accompanying notes are an integral part of these financial statements.

Front Range Pipeline LLC

Statements of Cash Flows

(in thousands of dollars)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$ 114,138	$ 97,726	$ 71,063
Reconciliation of net income to net cash flows provided by operating activities:
Depreciation and accretion expenses	17,962	14,792	13,957
Asset impairment charges	--	--	170
Non-cash expense related to long-term operating leases	135	132	--
Loss on sale of assets	26	45	11
Effect of changes in operating accounts:
Decrease (increase) in accounts receivable	3,391	(3,115)	(1,285)
Decrease (increase) in other current assets	(2)	(385)	40
Increase (decrease) in accounts payable	(11,390)	3,760	(197)
Increase in deferred revenue attributable to make-up rights	8,981	--	--
Increase (decrease) in deferred revenue attributable to in-transit volumes	(2,220)	1,917	(1,202)
Increase in accrued ad valorem taxes payable	1,631	856	683
Increase (decrease) in other current liabilities	(201)	473	100
Decrease in other liabilities	(140)	(147)	--
Net cash flows provided by operating activities	132,311	116,054	83,340
Investing activities
Capital expenditures	(15,086)	(105,106)	(26,509)
Proceeds from sales of assets	12	37	28
Cash used in investing activities	(15,074)	(105,069)	(26,481)
Financing activities
Cash contributions from Members	11,010	90,525	44,940
Cash distributions to Members	(147,920)	(94,338)	(85,223)
Cash used in financing activities	(136,910)	(3,813)	(40,283)
Net change in cash and cash equivalents	(19,673)	7,172	16,576
Cash and cash equivalents, January 1	43,876	36,704	20,128
Cash and cash equivalents, December 31	$ 24,203	$ 43,876	$ 36,704

Supplemental cash flow information
Current liabilities for capital expenditures at December 31	$ 437	$ 4,077	$ 1,647
The accompanying notes are an integral part of these financial statements.

Front Range Pipeline LLC

Statements of Members’ Equity

(in thousands of dollars)

	Enterprise	DCP
	Products	Partners	WGR
	Operating	Logistics,	Operating,
	LLC (33 1/3%)	LLC (33 1/3%)	LP (33 1/3%)	Total
Balance – January 1, 2018	$ 160,309	$ 160,309	$ 160,309	$ 480,927
Net income	23,688	23,688	23,687	71,063
Cash contributions from Members	14,980	14,980	14,980	44,940
Cash distributions to Members	(28,408)	(28,408)	(28,407)	(85,223)
Balance – December 31, 2018	$ 170,569	$ 170,569	$ 170,569	$ 511,707
Net income	32,576	32,575	32,575	97,726
Cash contributions from Members	30,175	30,175	30,175	90,525
Cash distributions to Members	(31,446)	(31,446)	(31,446)	(94,338)
Balance – December 31, 2019	$ 201,874	$ 201,873	$ 201,873	$ 605,620
Net income	38,046	38,046	38,046	114,138
Cash contributions from Members	3,670	3,670	3,670	11,010
Cash distributions to Members	(49,307)	(49,306)	(49,307)	(147,920)
Balance – December 31, 2020	$ 194,283	$ 194,283	$ 194,282	$ 582,848

The accompanying notes are an integral part of these financial statements.

Front Range Pipeline LLC

Notes to Financial Statements
1. Company Organization and Nature of Operations

Company Organization
Front Range Pipeline LLC (“Front Range”) is a Delaware limited liability company formed in February 2012 that owns the Front Range Pipeline. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” within these notes are intended to mean Front Range.

At December 31, 2020, our member interests were owned as follows:

•33 1/3% by Enterprise Products Operating LLC (“Enterprise”);
•33 1/3% by DCP Partners Logistics, LLC (“DCP”); and,
•33 1/3% by WGR Operating, LP (“Western”).

Enterprise, DCP and Western are referred to individually as a “Member” and collectively as the “Members.”

Description of Business
The Front Range Pipeline is a 12-inch and 16-inch diameter natural gas liquids (“NGL”) pipeline that originates in Weld County, Colorado (in the Denver-Julesburg production basin) and extends approximately 451 miles to near Skellytown, Texas in Carson County, Texas. The Front Range Pipeline has connections to the Mid-America Pipeline System, which is owned and operated by an affiliate of Enterprise, and the Texas Express Pipeline, which is operated by an affiliate of Enterprise. The Front Range Pipeline provides producers in the Denver-Julesburg basin with access to the Gulf Coast market, which is the largest NGL market in the U.S.

Throughput capacity for the pipeline was expanded by approximately 100 thousand barrels per day (“MBPD”) and placed into commercial service in April 2020.

Since we have no employees, our operating functions, general and administrative support and project management personnel are provided by an affiliate of Enterprise pursuant to an operating agreement (see Note 6).

All statistical data (e.g., pipeline mileage, transportation capacity and similar operating and physical measurements) in these notes to financial statements are unaudited.

2. Significant Accounting Policies

Our financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

In preparing these financial statements, we have evaluated subsequent events for potential recognition or disclosure through February 18, 2021, the issuance date of the financial statements.

Accounts Receivable
Accounts receivable are primarily from shippers who utilize our pipeline. On a routine basis, we review all outstanding accounts receivable balances and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against any reserves until we have exhausted substantially all collection efforts.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance, referred to as the current expected credit loss (“CECL”) model, requires the measurement of expected credit losses for financial assets (e.g., accounts receivable) held at the reporting date based on historical experience, current economic conditions, and reasonable and supportable forecasts. These changes are expected to result in the more timely recognition of losses. The adoption of this new guidance on January 1, 2020 did not have an impact on our financial statements.

We have no allowance for doubtful accounts as of December 31, 2020.

Cash and Cash Equivalents
Cash and cash equivalents represent unrestricted cash on hand and may also include highly liquid investments with original maturities of less than three months from the date of purchase.

Commitments and Contingent Liabilities
Certain conditions may exist as of the date our financial statements are issued, which may result in a loss to us but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of such matters including the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be recognized and the nature of the contingent liability would be disclosed in our financial statements. If the assessment indicates that a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss (if determinable), would be disclosed, if material. Loss contingencies considered remote are generally not disclosed or recognized unless they involve guarantees that are material to us, in which case the nature of the guarantee would be disclosed.

We have no capital expenditure commitments or contingent liabilities at December 31, 2020.

Environmental Costs
Our operations are subject to extensive federal and state environmental regulations. Environmental costs for remediation are accrued based on estimates of known remediation requirements. Such accruals are based on management’s best estimate of the ultimate cost to remediate a site and are adjusted as further information and circumstances develop.  Those estimates may change substantially depending on information about the nature and extent of contamination, appropriate remediation technologies and regulatory approvals.  Expenditures to mitigate or prevent future environmental contamination are capitalized. Ongoing environmental compliance costs are charged to expense as incurred. In accruing for environmental remediation liabilities, costs of future expenditures for environmental remediation are not discounted to their present value, unless the amount and timing of the expenditures are fixed or reliably determinable.

We have no accrued liabilities for environmental remediation projects as of December 31, 2020.

Estimates
Preparing our financial statements in conformity with GAAP requires us to make estimates that affect amounts presented in the financial statements. Our most significant estimates relate to (i) the useful lives and depreciation methods used for fixed assets; (ii) measurement of fair value and projections used in impairment testing of fixed assets; and (iii) revenue and expense accruals. Actual results could differ materially from our estimates. On an ongoing basis, we review our estimates based on currently available information. Any changes in the facts and circumstances underlying our estimates may require us to update such estimates, which could have a material impact on our financial statements.

Fair Value Information

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Impairment Testing for Long-Lived Assets
Long-lived assets such as pipelines and facilities are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values. The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the asset’s carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques. There were no asset impairment charges for the years ended December 31, 2020 and 2019. There were $0.2 million of asset impairment charges for the year ended December 31, 2018.

Income Taxes
We are organized as a pass-through entity for federal income tax purposes. As a result, our financial statements do not provide for such taxes, and our Members are individually responsible for their allocable share of our taxable income for federal income tax purposes.

Leases
We adopted Accounting Standards Codification (“ASC”) 842, Leases, on January 1, 2019. The core principle of ASC 842 requires substantially all leases be recorded on the balance sheet.

The new standard introduces two lessee accounting models, which result in a lease being classified as either a “finance” or “operating” lease based on whether the lessee effectively obtains control of the underlying asset over the lease term. A lease would be classified as a finance lease if it meets one of five classification criteria. By default, a lease that does not meet the criteria to be classified as a finance lease will be deemed an operating lease. Regardless of classification, the initial measurement of both lease types will result in the balance sheet recognition of a right-of-use (“ROU”) asset (representing a company’s right to use the underlying asset for a specified period of time) and a corresponding lease liability. The lease liability will be recognized at the present value of the future lease payments, and the ROU asset will equal the lease liability adjusted for any prepaid rent, lease incentives provided by the lessor, and any indirect costs.

In addition, we elected to apply several practical expedients and made accounting policy elections upon adoption of ASC 842 including:

• We do not recognize ROU assets and lease liabilities for short-term leases and, instead, record them in a manner similar to operating leases under legacy lease accounting guidelines. A short term lease is one with a maximum lease term of 12 months or less and does not include a purchase option the lessee is reasonably certain to exercise.

• We did not reassess whether any expired or existing contracts as of January 1, 2019 contained leases or the lease classification for any existing or expired leases.

• The impact of adopting ASC 842 was prospective beginning January 1, 2019. We did not recast prior periods presented in our financial statements to reflect the new lease accounting guidance.

• We combine lease and nonlease components relating to our office and warehouse leases, as applicable.

We recognized $0.7 million in ROU assets and lease liabilities, respectively, for long-term operating leases at January 1, 2019 in connection with the adoption of ASC 842. These amounts are related to leased office space in Centennial, Colorado used in our operations. These amounts represented less than 1% and 5% of our assets and liabilities, respectively, at the adoption date. On an undiscounted basis, our long-term operating lease obligations aggregated to $0.7 million at January 1, 2019. At December 31, 2020, this lease had a remaining term of 2.8 years and a discount rate of 2.5%. Operating lease expense was $0.1 million for each of the years ended December 31, 2020 and 2019. Cash paid for operating lease liabilities recorded on our balance sheet was $0.1 million for each of the years ended December 31, 2020 and 2019.

Property, Plant and Equipment
Property, plant and equipment is recorded at historical cost. Expenditures for additions, improvements and other enhancements to property, plant and equipment are capitalized, and minor replacements, maintenance, and repairs that do not extend asset life or add value are charged to expense as incurred. When property, plant and equipment assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in results of operations for the respective period. In general, depreciation is the systematic and rational allocation of an asset’s cost, less its residual value (if any), to the reporting periods it benefits. Our property, plant and equipment is depreciated using the straight-line method, which results in depreciation expense being incurred evenly over the life of an asset. Our estimate of depreciation expense incorporates management assumptions regarding the useful economic lives and residual values of our assets.

Asset retirement obligations (“AROs”) consist of estimated costs of dismantlement, removal, site reclamation and similar activities associated with the retirement of property, plant and equipment assets. We recognize the fair value of a liability for an ARO in the period in which it is incurred and can be reasonably estimated, with the associated asset retirement cost capitalized as part of the carrying value of the asset. ARO amounts are measured at their estimated fair value using expected present value techniques. Over time, the ARO liability is accreted to its present value (through accretion expense) and the capitalized amount is depreciated over the remaining useful life of the related long-term asset. We will incur a gain or loss to the extent that our ARO liabilities are not settled at their recorded amounts. See Note 3 for additional information regarding our property, plant and equipment and related AROs.

Revenues
See Note 5 for information regarding our revenue recognition policies and related disclosures.

3. Property, Plant and Equipment

The historical cost of our property, plant and equipment and related accumulated depreciation was as follows at the dates indicated:

	Estimated Useful Life in Years	December 31,
		2020	2019
Pipeline assets	34-39	$ 667,609	$ 646,312
Transportation and other equipment	9	977	1,009
Land		1,035	574
Construction in progress		191	15,629
Total		669,812	663,524
Less accumulated depreciation		99,143	81,294
Property, plant and equipment, net		$ 570,669	$ 582,230

Depreciation expense was $17.9 million, $14.7 million and $13.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Capital expenditures for the year ended December 31, 2019 primarily relate to projects to increase the transportation capacity of our pipeline.

Asset Retirement Obligations
Our AROs result from pipeline right-of-way agreements associated with our operations. The following table presents information regarding our asset retirement liabilities for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Balance of ARO at beginning of year	$ 804	$ 740	$ 680
Accretion expense	70	64	60
Balance of ARO at end of year	$ 874	$ 804	$ 740

Property, plant and equipment at both December 31, 2020 and 2019 included $0.4 million of asset retirement costs that were capitalized as an increase in the associated long-lived asset. The following table presents our forecast of accretion expense for the years indicated:

2021	2022	2023	2024	2025
$ 76	$ 83	$ 90	$ 98	$ 106

4. Members’ Equity

As a limited liability company, our Members are not personally liable for any of our debts, obligations or other liabilities. Income or loss amounts are allocated to our Members based on their respective member interests. Cash contributions from and distributions to Members, if any, are also based on their respective membership interests. Our Members may be required in the future to make additional cash contributions in amounts determined by our Management Committee, which is responsible for conducting our affairs in accordance with the LLC Agreement. Cash distributions to Members are also determined by our Management Committee.

5. Revenues

Our revenues are accounted for under ASC 606, Revenues from Contracts with Customers. The core principle of ASC 606 is that a company should recognize revenue in a manner that fairly depicts the transfer of goods or services to customers in amounts that reflect the consideration the company expects to receive for those goods or services.  We apply this principle by following five key steps outlined in ASC 606: (i) identify the contract; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognizing revenue when (or as) the performance obligation is satisfied. Each of these steps involves management judgment and an analysis of the contract’s material terms and conditions.

Revenues from NGL transportation services are based upon a fixed fee per barrel transported multiplied by the volume redelivered. We recognize revenue from NGL transportation services when the shipper’s volumes are redelivered. We believe this approach to revenue recognition faithfully depicts how we satisfy our performance obligations to shippers over time, and is measured in terms of volumes redelivered for the shippers.

We invoice shippers for transportation services upon receipt of their volumes; however, for revenue recognition purposes, the associated transportation revenues are deferred until such volumes are redelivered (i.e., our performance obligations under the NGL transportation agreements are satisfied). At December 31, 2020 and 2019, deferred revenues attributable to “in-transit” volumes were $1.2 million and $3.4 million, respectively. The amounts outstanding at December 31, 2020 and 2019 were subsequently recognized as revenue in January 2021 and 2020, respectively.

As noted above, customers are invoiced upon receipt of their volumes, which is when we have an unconditional right to consideration under the associated contract. The terms of our billings are typical of the midstream energy industry. At December 31, 2020 and 2019, accounts receivable were $7.5 million and $10.9 million, respectively.

Under certain of our transportation agreements, shippers are required to transport a minimum volume of NGLs each month. If the shipper does not transport the minimum volume, they are still required to pay us an amount based on the minimum volume commitment, with a provision that allows the shipper to make-up any volume shortfalls over an agreed-upon period (referred to as a shipper “make-up right”). Revenue pursuant to such agreements is initially deferred and subsequently recognized when either the make-up rights are exercised, the likelihood of the customer exercising the rights becomes remote, or we are otherwise released from the performance obligation. At December 31, 2020, our deferred revenues attributable to make-up rights totaled $9.0 million. We expect to recognize the amounts outstanding at December 31, 2020 as revenue in 2021. At December 31, 2019, there were no deferred revenues attributable to make-up rights.

The following table presents estimated fixed consideration from TSAs that contain minimum volume commitments with terms that exceed one year. These amounts represent the revenues we expect to recognize in future years from these contracts at December 31, 2020.

2021	2022	2023	2024	2025	Thereafter	Total
$ 142,899	$ 144,062	$ 139,760	$ 54,698	$ 46,856	$ 88,283	$ 616,558

6. Related Party Transactions

We provide transportation services to our Members. The following table summarizes our related party revenues for the years indicated:

	For the Year Ended December 31,
	2020	2019	2018
Western and its affiliates	$ 96,144	$ 67,399	$ 51,112
DCP and its affiliates	46,607	54,686	48,725
Total	$ 142,751	$ 122,085	$ 99,837

Our legacy transportation service agreements (“Legacy TSAs”) with affiliates of Western and DCP involve minimum monthly volume commitments and make-up rights. Under these arrangements, each shipper is invoiced for its monthly volume commitment and, if needed, the shipper has the following twelve-month period in which to make up any volume shortfall they have paid for. The Legacy TSAs have an initial term of 15 years, with provisions for annual evergreen renewals thereafter (unless terminated by either party as defined in the contracts). For the first ten contract years, the shipper is invoiced monthly for its volume commitment, which ends in January 2024. For the last five contract years (beginning February 2024), there are no monthly volume commitments under the Legacy TSAs.

In connection with our expansion project (see Note 1), a new transportation service agreement (the “Expansion TSA”) was executed with an affiliate of Western. The Expansion TSA includes minimum volume commitments and make-up rights. The Expansion TSA has an initial term of 13 years, which commenced in April 2020, with provisions for annual evergreen renewals thereafter (unless terminated by either party as defined in the contracts).

For the first eight years, the related party shipper will be invoiced monthly for its volume commitment, which ends in March 2028. For the last five years (beginning April 2028), there are no monthly volume commitments under the Expansion TSA; however, the related party shipper has dedicated its production from certain regional facilities to our pipeline.

The following table presents the total average daily minimum volume commitments under the Legacy TSAs and the Expansion TSA for the years indicated (in MBPD):

Year	Legacy TSAs	Expansion TSA
2021	107	35
2022	107	43
2023	107	45
2024	107	45
2025	--	45
2026	--	41
2027	--	33
2028	--	30

We have a joint tariff arrangement with Texas Express Pipeline LLC (“TEP”) for the transportation of NGLs on the Texas Express Pipeline that originate from our pipeline.

Since we have no employees, our operating functions, general and administrative support and project management services are provided by employees of an affiliate of Enterprise. Our reimbursements to Enterprise for payroll costs were $2.9 million for the year ended December 31, 2020. In addition, we paid Enterprise $1.2 million in management fees for the year ended December 31, 2020. These related party costs are a component of operating costs and expenses on our Statement of Operations.

The following table summarizes accounts receivable and accounts payable with related parties at the dates indicated:

	December 31,
	2020	2019
Accounts receivable – related parties
DCP and its affiliates	$ 2,478	$ 3,473
Western and its affiliates	3,435	6,757
Total	$ 5,913	$ 10,230

Accounts payable – related parties
TEP – joint tariff arrangement	$ --	$ 9,716
Enterprise and its affiliates	778	902
Total	$ 778	$ 10,618

7. Risks and Uncertainties

Regulatory and Legal Risks
As part of our normal business activities, we may be subject to various laws and regulations, including those related to environmental matters. In the opinion of management, compliance with existing laws and regulations is not expected to have a material effect on our financial position, results of operations or cash flows.

Also, in the normal course of business, we may be a party to lawsuits and similar proceedings before various courts and governmental agencies involving, for example, contractual disputes, environmental issues and other matters. We are not aware of any such matters at December 31, 2020 and 2019. If new information becomes available, we will establish accruals and/or make disclosures as appropriate.

Customer Concentration
Substantially all of our revenues are earned from Western and its affiliates and DCP and its affiliates. The loss of either of these related party customers could have a material adverse effect on our financial position, results of operations and cash flows.

FINANCIAL STATEMENTS
With Report of Independent Registered Public Accounting Firm

GULF COAST EXPRESS PIPELINE LLC

As of December 31, 2020 and 2019 and
For the Years Ended December 31, 2020, and 2019 and the Unaudited Period
from October 13, 2017 (Inception) to December 31, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2020 and 2019, the related statements of income, members’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Emphasis of Matter – Significant Transactions with Related Parties

As discussed in Note 4 to the financial statements, the Company has entered into significant transactions with related parties.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2020.

Houston, Texas
February 19, 2021

GULF COAST EXPRESS PIPELINE LLC
STATEMENTS OF INCOME
(In thousands)

	Year Ended December 31,		October 13, 2017 (Inception) to December 31, 2018
	2020	2019	(Unaudited)
Revenues	$366,185	$132,103	$2,609

Operating Costs and Expenses
Operations and maintenance	7,409	1,900	16
Depreciation and amortization	59,456	19,272	244
General and administrative	7,058	2,194	172
Taxes, other than income taxes	26,043	681	—
Total Operating Costs and Expenses	99,966	24,047	432

Operating Income	266,219	108,056	2,177

Other Income (Expense)
Interest income	132	1,577	1,508
Other	—	639	95
Total Other Income	132	2,216	1,603

Income Before Taxes	266,351	110,272	3,780

Income Tax Expense	(1,395)	(275)	—

Net Income	$264,956	$109,997	$3,780

The accompanying notes are an integral part of these financial statements.

GULF COAST EXPRESS PIPELINE LLC
BALANCE SHEETS
(In thousands)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$21,626	$32,764
Accounts receivable	13,585	10,674
Accounts receivable from affiliates	17,522	28,415
Natural gas imbalance receivable	7,065	546
Other current asset	112	13
Total current assets	59,910	72,412

Property, plant and equipment, net	1,714,062	1,766,129
Other non-current assets	—	21
Total Assets	$1,773,972	$1,838,562

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$2,389	$42,714
Accrued taxes, other than income taxes	18,642	3,434
Natural gas imbalance payable	9,921	722
Other current liabilities	2,045	1,258
Total current liabilities	32,997	48,128

Long-term liabilities and deferred credits	526	605
Total Liabilities	33,523	48,733

Commitments and contingencies (Note 6)
Members’ Equity	1,740,449	1,789,829
Total Liabilities and Members’ Equity	$1,773,972	$1,838,562

The accompanying notes are an integral part of these financial statements.

GULF COAST EXPRESS PIPELINE LLC
STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,		October 13, 2017 (Inception) to December 31, 2018
	2020	2019	(Unaudited)
Cash Flows From Operating Activities
Net income	$264,956	$109,997	$3,780
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,456	19,272	244
Changes in components of working capital:
Accounts receivable	7,982	(37,447)	(1,642)
Accounts payable	(86)	868	465
Accrued taxes, other than income	15,184	3,457	—
Other current assets and liabilities	3,367	447	974
Other long-term assets and liabilities	(56)	286	298
Net Cash Provided by Operating Activities	350,803	96,880	4,119

Cash Flows From Investing Activities
Capital expenditures	(47,605)	(1,172,136)	(572,151)
Net Cash Used in Investing Activities	(47,605)	(1,172,136)	(572,151)

Cash Flows From Financing Activities
Contributions from Members	10,722	1,135,128	642,226
Distributions to Members	(325,058)	(101,302)	—
Net Cash (Used in) Provided by Financing Activities	(314,336)	1,033,826	642,226

Net (Decrease) Increase in Cash and Cash Equivalents	(11,138)	(41,430)	74,194
Cash and Cash Equivalents, beginning of period	32,764	74,194	—
Cash and Cash Equivalents, end of period	$21,626	$32,764	$74,194

Non-cash Investing and Financing Activities
Net increase in property, plant, and equipment accruals			$257,742

The accompanying notes are an integral part of these financial statements.

GULF COAST EXPRESS PIPELINE LLC
STATEMENTS OF MEMBERS’ EQUITY
(In thousands)

	Year Ended December 31,		October 13, 2017 (Inception) to December 31, 2018
	2020	2019	(Unaudited)
Beginning Balance	$1,789,829	$646,006	$—
Net income	264,956	109,997	3,780
Contributions	10,722	1,135,128	642,226
Distributions	(325,058)	(101,302)	—
Ending Balance	$1,740,449	$1,789,829	$646,006

The accompanying notes are an integral part of these financial statements.

GULF COAST EXPRESS PIPELINE LLC
NOTES TO FINANCIAL STATEMENTS
1. General

We are a Delaware limited liability company, formed on October 13, 2017. When we refer to “us,” “we,” “our,” “the Company,” or “GCX,” we are describing Gulf Coast Express Pipeline LLC.

The Members’ interests in us are as follows:

•34% - Kinder Morgan Texas Pipeline LLC (KMTP), an indirect subsidiary of Kinder Morgan, Inc. (KMI);
•25% - DCP GCX Pipeline LLC (DCP), an indirect subsidiary of DCP Midstream, LP;
•25% - Targa GCX Pipeline LLC (Targa), an indirect subsidiary of Targa Resources Corp.; and
•16% - Altus Midstream LP (Altus), a subsidiary of Apache Corporation.

We were formed to develop, construct, own, operate and maintain the GCX Pipeline system. Beginning in Waha Hub near Coyanosa, Texas in the Permian Basin and extending to Agua Dulce, Texas, the 522-mile pipeline is designed to transport approximately 2 billion cubic feet per day of natural gas. The first 9 miles of the Midland Lateral (Phase 1 facilities) were placed in service in August 2018 and the remaining 40 miles was placed in service (Phase 1A facilities) in April 2019. The project was placed in full commercial operations in September 2019.

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared our accompanying financial statements in accordance with the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of United States Generally Accepted Accounting Principles and referred to in this report as the Codification. Additionally, certain amounts from the prior year have been reclassified to conform to the current presentation.

Management has evaluated subsequent events through February 19, 2021, the date the financial statements were available to be issued.

Coronavirus Diseases 2019 (COVID-19)

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 has continued to cause disruptions and volatility. Sharp declines in the supply of and demand for energy related commodities due to the economic shutdown in the wake of the pandemic also affected the energy industry during 2020, and continues to do so. Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic (including the timing and distribution of vaccines) on the energy industry, including demand and prices for hydrocarbons.

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosures, including as it relates to contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Certain accounting policies are of more significance in our financial statement preparation process than others, and set out below are the principal accounting policies we apply in the preparation of our financial statements.

Cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Allowance for Credit Losses

Effective with our adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments–Credit Losses” on January 1, 2020, we evaluate our financial assets measured at amortized cost and off-balance sheet credit exposures for expected credit losses over the contractual term of the asset or exposure. We consider available information relevant to assessing the collectability of cash flows including the expected risk of credit loss even if that risk is remote. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist and we reflect the expected credit losses on the amortized cost basis of the financial asset as of the reporting date.

Our financial instruments primarily consist of our accounts receivable from customers. We utilized historical analysis of credit losses experienced over the previous five years along with current conditions and reasonable and supportable forecasts of future conditions in our evaluation of collectability of our financial assets.
Prior to the adoption of ASU No. 2016-13, generally our evaluation of appropriate reserves for our accounts receivable was based on a historical analysis of uncollected amounts and we recorded adjustments for changed circumstances and customer-specific information.

We had no allowance for credit losses recorded as of December 31, 2020 and 2019.

Natural Gas Imbalances

Natural gas imbalances occur when the amount of natural gas delivered from or received by a pipeline system or storage facility differs from the scheduled amount of gas to be delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind. Imbalances due from others are reported on our accompanying Balance Sheets in “Natural gas imbalance receivable.” Imbalances owed to others are reported on our accompanying Balance Sheets in “Natural gas imbalance payable.” We classify all imbalances due from or owed to others as current as we expect to settle them within a year.

Property, Plant and Equipment, net

Our property, plant and equipment is recorded at its original cost of construction. For constructed assets, we capitalize all construction-related direct labor and material costs, as well as indirect construction costs. The indirect capitalized labor and related costs are an established amount in the Construction Management Agreement (CMA) which represents the estimate of labor and related costs associated with supporting construction projects. We expense costs for routine maintenance and repairs in the period incurred.

We use the composite method to depreciate our property, plant and equipment. Under this method, assets with similar economic characteristics are grouped and depreciated as one asset. When property, plant and equipment is retired, accumulated depreciation and amortization is charged for the original costs of the assets in addition to the costs to remove, sell or dispose of the assets, less salvage value. We do not recognize gains or losses upon normal retirement of assets under the composite depreciation method.

Asset Retirement Obligations (ARO)

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses. We record, as liabilities, the fair value of ARO on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service.

We are required to operate and maintain our natural gas pipeline system, and intend to do so as long as supply and demand for such services exists, which we expect for the foreseeable future. Therefore, we believe that we cannot reasonably estimate the ARO for the substantial majority of our assets because these assets have indeterminate lives. We continue to evaluate our ARO and future developments could impact the amounts we record. We had no ARO recorded as of December 31, 2020 and 2019.

Long-lived Asset Impairments

We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the carrying values may not be recovered. These events include changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in market conditions or in the legal or business environment such as adverse actions by regulators. If an event occurs, which is a determination that involves judgment, we evaluate the recoverability of the carrying value of our long-lived asset based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If an impairment is indicated, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of the asset downward, if necessary, to its estimated fair value.

Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted future cash flows. There were no impairments for the years ended December 31, 2020 and 2019, and for the period from October 13, 2017 (Inception) to December 31, 2018 (Unaudited).

Revenue Recognition

Revenue from Contracts with Customers

We review our contracts with customers using the following steps to recognize revenue based on the transfer of goods or services to customers and in amounts that reflect the consideration the company expects to receive for those goods or services. The steps include: (i) identify the contract; (ii) identify the performance obligations of the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and then (v) recognize revenue when (or as) the performance obligation is satisfied. Each of these steps involves management judgment and an analysis of the contract’s material terms and conditions.

Our revenues are generated from the transportation of natural gas under firm service customer contracts with take-or-pay elements (principally for capacity reservation) where both the price and quantity are fixed. Generally, for these contracts: (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation; (ii) the transaction price includes both fixed and/or variable consideration which is determinable at contract inception and/or at each month end based on our right to invoice at month end for the value of services provided to the customer that month; and (iii) the transaction price is recognized as revenue over the service period specified in the contract as the services are rendered. In these arrangements, the customer is obligated to pay for services associated with its take-or-pay obligation regardless of whether or not the customer chooses to utilize the service in that period. Because we make the service continuously available over the service period, we recognize the take-or-pay amount as revenue ratably over such period based on the passage of time.

The natural gas we receive under our transportation contracts remains under the control of our customers. Under firm service contracts, the customer generally pays a two-part transaction price that includes (i) a fixed fee reserving the right to transport natural gas in our facilities up to contractually specified capacity levels (referred to as “reservation”) and (ii) a fee-based per-unit rate for quantities of natural gas actually transported in excess of contractual quantities. In our firm service contracts we generally promise to provide a single integrated service each day over the life of the contract, which is fundamentally a stand-ready obligation to provide services up to the customer’s reservation capacity prescribed in the contract. Our customers have a take-or-pay payment obligation with respect to the fixed reservation fee component, regardless of the quantities they actually transport. On interruptible service contracts, there is no fixed fee associated with these transportation services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have firm service contracts. We do not have an obligation to perform under interruptible customer arrangements until we accept and schedule the customer’s request for periodic service. The customer pays a transaction price based on a fee-based per-unit rate for the quantities actually transported.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. Our contract liabilities are related to capital improvements paid for in advance by certain customers, which we recognize as revenue on a straight-line basis over the initial term of the related customer contracts.

Refer to Note 5 for further information.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures. We capitalize certain environmental expenditures required to obtain rights-of-way, regulatory approvals or permitting as part of the construction of facilities we use in our business operations. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs. Generally, our accrual of these environmental liabilities coincides with either our completion of a feasibility study or our commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations. These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims we may have against others. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs. These revisions are reflected in our income in the period in which they are reasonably determinable.

We are subject to environmental cleanup and enforcement actions from time to time. In particular, the Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in our operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments could result in substantial costs and liabilities to us, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations.

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of environmental matters, and other matters to which we are a party, will not have a material adverse effect on our business. We had no accruals for any outstanding environmental matters as of December 31, 2020 and 2019.

Income Taxes

We are a limited liability company that is treated as a partnership for income tax purposes and are not subject to federal or state income taxes. Accordingly, no provision for federal or state income taxes has been recorded in our financial statements. The tax effects of our activities accrue to our Members who report on their individual federal income tax returns their share of revenues and expenses. However, we are subject to Texas margin tax (a revenue based calculation), which is presented as “Income Tax Expense” on our accompanying Statements of Income.

3. Property, Plant and Equipment, net

Our property, plant and equipment, net consisted of the following:

	Annual Depreciation Rates	December 31,
		2020	2019
	%	(In thousands)
Transmission facilities	3.33	$1,772,123	$1,710,399
Intangible plant	3.33	16,103	14,848
General plant	10.0 - 20.0	3,559	3,104
Accumulated depreciation and amortization		(78,973)	(19,517)
		1,712,812	1,708,834
Land		283	283
Construction work in progress		967	57,012
Property, plant and equipment, net		$1,714,062	$1,766,129
(a) Includes a net decrease in accruals of approximately $40,215,000 in 2020 as compared to 2019.

4. Related Party Transactions

LLC Agreement

Under the terms of the LLC Agreement, KMTP, DCP, Targa and Altus are obligated to make capital contributions to fund the construction of our pipeline.
Affiliate Agreements

As of December 20, 2017, we entered into a CMA and an Operations and Maintenance Agreement (OMA) with KMTP to develop and construct the GCX pipeline and upon completion of each phase facility, to operate, maintain and administer the GCX pipeline. Pursuant to the CMA, we paid KMTP a capital overhead fee payable in monthly installments, which began in February 2018 and continued through the completion of the construction phases. Pursuant to the OMA, we pay KMTP an annual corporate overhead charge in monthly installments.

Affiliate Balances and Activities
We do not have employees. Employees of KMI provide services to us. In accordance with our governance documents, we reimburse KMI at cost.

The following table summarizes our other balance sheet affiliate balances not presented separately on the accompanying Balance Sheets:

	December 31,
	2020	2019
	(In thousands)
Natural gas imbalance receivable	$6,839	$147
Accounts payable	272	636
Natural gas imbalance payable	9,524	655

The following table shows revenues and costs from our affiliates:

	Year Ended December 31,		October 13, 2017 (Inception) to December 31, 2018
	2020	2019	(Unaudited)
	(In thousands)
Revenues	$206,804	$95,315	$1,549
Operations and maintenance	2,379	705	11
General and administrative(a)	6,092	1,754	59
Capitalized costs(a)	898	27,623	16,347

(a)Includes costs associated with the affiliate agreements described above.
Subsequent Event
In January 2021, we made distributions to our Members totaling $27,712,000.

5.  Revenue Recognition

Disaggregation of Revenues

The following table presents our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Year Ended December 31,
	2020	2019	2018(a) (Unaudited)
	(In thousands)
Revenue from contracts with customers
Services
Firm services	$363,007	$96,027	$2,603
Fee-based services	3,196	35,766	6
Other	(18)	310	—
Total revenues from contracts with customers	$366,185	$132,103	$2,609

(a)We had no revenues during the period from October 13, 2017 (Inception) to December 31, 2017. Revenue began with August 2018 Phase 1 facilities in-service date.

Contract Balances

We did not have any contract assets as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, our contract liability balances were $592,000 and $640,000, respectively. Of the contract liability balance at December 31, 2019, $48,000 was recognized as an adjustment to revenue during the year ended December 31, 2020.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2020 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In thousands)
2021	$362,573
2022	362,573
2023	362,573
2024	363,566
2025	362,573
Thereafter	1,357,202
Total	$3,171,060

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay payment obligations. Our contractually committed revenue amounts generally exclude, based on the following practical expedient that we elected to apply, remaining performance obligations for contracts with variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

Major Customers

The following table presents revenues from our largest customers, each of which exceeded 10% of our revenues as determined for each year individually and irrespective of the other periods presented below:

	Year Ended December 31,		October 13, 2017 (Inception) to December 31, 2018
	2020	2019	(Unaudited)
	(In thousands)
Revenues from largest affiliated customer (number one)	$66,796	$29,546	$1,549
Revenues from largest affiliated customer (number two)	53,143	28,805
Revenues from largest affiliated customer (number three)	43,972	17,836
Revenues from largest affiliated customer (number four)	42,623
Revenues from largest non-affiliated customer	56,222	18,049	882

6. Litigation and Commitments

We are party to various legal, regulatory and other matters arising from the day-to-day operations of our business that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

Legal Proceeding

Dispute with Pipe Supplier

In January 2018, GCX entered into an agreement with Borusan Mannesmann Boru Sanayi ve Ticaret A.S. (Borusan), a steel pipe producer in Turkey, under which Borusan supplied highly specialized steel pipe for the GCX project. Total pipe costs are approximately $172.5 million. During March 2018, the U.S. government, pursuant to Section 232 of the Trade Expansion Act of 1962 (Section 232), announced a 25% tariff on steel imported from Turkey, including steel pipe. The tariff was later increased to 50%. The amount of the Section 232 tariff applicable to the pipe supplied by Borusan to GCX is $74.3 million. GCX and Borusan each allege the other party is responsible to pay the tariff. During May 2018, GCX made a request to the U.S. Department of Commerce (DOC) for an exclusion from the Section 232 tariffs. On April 23, 2019, GCX was informed that its request for an exclusion was denied. On June 11, 2019, GCX resubmitted its request for an exclusion from the Section 232 tariff. GCX took possession of the Borusan supplied pipe in February 2019. Thereafter, GCX both exercised its legal right to set off the amount of the disputed tariff from unpaid invoices sent to GCX by Borusan and demanded that Borusan reimburse GCX for the amount of the tariff previously paid by GCX to Borusan. GCX is currently setting off $37.2 million from the amount Borusan claims it is owed and demanding that Borusan return $37.1 million to GCX. On January 28, 2020, GCX filed a lawsuit against Borusan in the U.S. District Court for the Southern District of Texas alleging breach of contract and seeking a judicial declaration of GCX’s rights under the parties’ agreement. On May 22, 2020, the DOC approved GCX’s request for an exclusion from the Section 232 tariff. GCX and Borusan are taking steps to secure refunds of the Section 232 tariffs paid from the U.S. Bureau of Customs and Border Protection, and the lawsuit has been stayed while GCX and Borusan do so. The case is captioned Gulf Coast Express Pipeline, LLC v. Borusan Mannesmann Boru Sanayi Ve Ticaret A.S.

General

We had no accruals for any outstanding legal proceedings as of December 31, 2020 and 2019.

Commitments

As of December 31, 2020, we had capital commitments of approximately $2,377,000, for purchases related to construction work in progress.

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
Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 24, 2020).

Exhibit Number		Description
4.9	*
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

4.11	*
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
Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.12 to DCP Midstream, LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

10.13	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.13 to DCP Midstream LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

10.14	*+
Form of Strategic Performance Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.15	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.16	*+	DCP Midstream, LP Executive Deferred Compensation Plan (attached as Exhibit 10.18 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).
10.17	*+
DCP Midstream, LP Executive Deferred Compensation Plan Adoption Agreement (attached as Exhibit 10.19 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).

10.18	*+
DCP Services, LLC Amended and Restated Executive Severance Plan effective February 19, 2020 (attached as Exhibit 10.3 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.19	*+
Separation Agreement between DCP Services, LLC and Brian Frederick dated December 11, 2019 (attached as Exhibit 10.18 to DCP Midstream, LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

10.20	*
Services and Employee Secondment Agreement, dated January 1, 2017, by and between DCP Services, LLC and DCP Midstream Partners, LP (attached as Exhibit 10.1 to DCP Midstream Partners, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on January 6, 2017).

Exhibit Number		Description
10.21	*
Second Amended and Restated Credit Agreement, dated as of December 6, 2017, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd., as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 8, 2017).

10.22	*
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 9, 2019, by and among DCP Midstream Operating, LP, DCP Midstream, LP, Mizuho Bank, Ltd., as administrative agent, and the financial institutions party thereto (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on December 10, 2019).

10.23	*
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

10.24	*
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

10.25	*
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

10.26	*
Receivables Sale and Contribution Agreement, dated August 13, 2018, between the originators from time to time party thereto and DCP Receivables LLC (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 14, 2018).

10.27	*
Equity Restructuring Agreement, dated November 6, 2019, between DCP Midstream GP, LP and DCP Midstream, LP. (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2019).

21.1		List of Subsidiaries of DCP Midstream, LP.
22		List of Guaranteed Securities
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC
23.3		Consent of Deloitte & Touche LLP on Financial Statements of Front Range Pipeline LLC.
23.4		Consent of BDO USA, LLP on Financial Statements of Gulf Coast Express Pipeline LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

February 19, 2021	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
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

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 19, 2021
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 19, 2021
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 19, 2021
Richard A. Loving	(Principal Accounting Officer)

/s/ Allen C. Capps	Director	February 19, 2021
Allen C. Capps

/s/ Heather Crowder	Director	February 19, 2021
Heather Crowder

/s/ Fred J. Fowler	Director	February 19, 2021
Fred J. Fowler

/s/ William F. Kimble	Director	February 19, 2021
William F. Kimble

/s/ Brian Mandell	Director	February 19, 2021
Brian Mandell

/s/ Stephen J. Neyland	Director	February 19, 2021
Stephen J. Neyland

/s/ Bill Waycaster	Director	February 19, 2021
Bill Waycaster