Form 10-Q
period 2021-03-31
DCP Midstream, LP
filed 2021-05-06
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 30, 2021, there were 208,362,572 common units representing limited partnership interests outstanding.
1

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$5	$52

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	725	572
Affiliates	321	238
Other	18	10
Inventories	30	38
Unrealized gains on derivative instruments	58	63
Collateral cash deposits	58	14
Other	16	21
Total current assets	1,231	1,008
Property, plant and equipment, net	7,913	7,993
Intangible assets, net	43	44
Investments in unconsolidated affiliates	3,640	3,641
Unrealized gains on derivative instruments	17	16
Operating lease assets	79	85
Other long-term assets	188	170
Total assets	$13,111	$12,957
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$669	$536
Affiliates	199	161
Other	19	23
Current debt	504	505
Unrealized losses on derivative instruments	77	56
Accrued interest	71	85
Accrued taxes	68	59
Accrued wages and benefits	28	70
Capital spending accrual	2	4
Other	107	122
Total current liabilities	1,744	1,621
Long-term debt	5,178	5,119
Unrealized losses on derivative instruments	13	7
Deferred income taxes	30	30
Operating lease liabilities	71	76
Other long-term liabilities	243	243
Total liabilities	7,279	7,096
Commitments and contingent liabilities (see note 14)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	498	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,361,929 and 208,351,528 common units authorized, issued and outstanding, respectively)	5,052	5,090
Accumulated other comprehensive loss	(7)	(7)
Total partners’ equity	5,805	5,834
Noncontrolling interests	27	27
Total equity	5,832	5,861
Total liabilities and equity	$13,111	$12,957
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$2,014	$1,171
Sales of natural gas, NGLs and condensate to affiliates	555	222
Transportation, processing and other	118	112
Trading and marketing (losses) gains, net	(369)	152
Total operating revenues	2,318	1,657
Operating costs and expenses:
Purchases and related costs	1,763	872
Purchases and related costs from affiliates	55	36
Transportation and related costs from affiliates	219	238
Operating and maintenance expense	149	153
Depreciation and amortization expense	91	99
General and administrative expense	38	56
Asset impairments	—	746
Other expense, net	—	3
Total operating costs and expenses	2,315	2,203
Operating income (loss)	3	(546)
Earnings from unconsolidated affiliates	128	76
Interest expense, net	(77)	(78)
Income (loss) before income taxes	54	(548)
Income tax expense	—	(1)
Net income (loss)	54	(549)
Net income attributable to noncontrolling interests	(1)	(1)
Net income (loss) attributable to partners	53	(550)
Series A preferred limited partners' interest in net income	(9)	(9)
Series B preferred limited partners' interest in net income	(3)	(3)
Series C preferred limited partners' interest in net income	(2)	(2)
Net income (loss) allocable to limited partners	$39	$(564)
Net income (loss) per limited partner unit — basic and diluted	$0.19	$(2.71)
Weighted-average limited partner units outstanding — basic	208.4	208.3
Weighted-average limited partner units outstanding — diluted	208.5	208.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions)
Net income (loss)	$54	$(549)
Other comprehensive income:
Total other comprehensive income	—	—
Total comprehensive income (loss)	54	(549)
Total comprehensive income attributable to noncontrolling interests	(1)	(1)
Total comprehensive income (loss) attributable to partners	$53	$(550)
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2021	2020
	(millions)
OPERATING ACTIVITIES:
Net income (loss)	$54	$(549)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	91	99
Earnings from unconsolidated affiliates	(128)	(76)
Distributions from unconsolidated affiliates	129	153
Net unrealized losses (gains) on derivative instruments	53	(134)
Asset impairments	—	746
Other, net	2	17
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(245)	282
Inventories	8	16
Accounts payable	170	(310)
Other assets and liabilities	(138)	70
Net cash (used in) provided by operating activities	(4)	314
INVESTING ACTIVITIES:
Capital expenditures	(14)	(69)
Investments in unconsolidated affiliates	—	(34)
Net cash used in investing activities	(14)	(103)
FINANCING ACTIVITIES:
Proceeds from debt	1,143	2,151
Payments of debt	(1,086)	(2,152)
Distributions to preferred limited partners	(5)	(5)
Distributions to limited partners and general partner	(81)	(162)
Distributions to noncontrolling interests	(1)	(1)
Other	—	(2)
Net cash used in financing activities	(30)	(171)
Net change in cash, cash equivalents and restricted cash	(48)	40
Cash, cash equivalents and restricted cash, beginning of period	56	1
Cash, cash equivalents and restricted cash, end of period	$8	$41

Reconciliation of cash, cash equivalents, and restricted cash:	March 31, 2021	March 31, 2020
Cash and cash equivalents	$5	$18
Restricted cash included in other current assets	3	12
Restricted cash included in other long-term assets	—	11
Total cash, cash equivalents, and restricted cash	$8	$41
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2021	$489	$156	$106	$5,090	$(7)	$27	$5,861
Net income	9	3	2	39	—	1	54
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	4	—	—	4
Balance, March 31, 2021	$498	$156	$106	$5,052	$(7)	$27	$5,832
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partner's Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2020	$489	$156	$106	$5,861	$(7)	$28	$6,633
Net income (loss)	9	3	2	(564)		1	(549)
Distributions to unitholders	—	(3)	(2)	(162)	—	—	(167)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Balance, March 31, 2020	$498	$156	$106	$5,135	$(7)	$28	$5,916
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of March 31, 2021, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended March 31, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,120	$628	$(508)	$1,240
Sales of NGLs and condensate (a)	1,205	710	(586)	1,329
Transportation, processing and other	14	104	—	118
Trading and marketing losses, net (b)	(241)	(128)	—	(369)
Total operating revenues	$2,098	$1,314	$(1,094)	$2,318

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
(a) Includes $414 million of revenues for the three months ended March 31, 2021, from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $390 million of buy-sell purchases related to buy-sell revenues of $444 million which are not within the scope of FASB ASU 2014-09 "Revenue from Contractors with Customer" ("Topic 606").
(b)   Not within the scope of Topic 606.

	Three Months Ended March 31, 2020
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$411	$326	$(290)	$447
Sales of NGLs and condensate (a)	883	387	(324)	946
Transportation, processing and other	13	99	—	112
Trading and marketing gains, net (b)	51	101	—	152
Total operating revenues	$1,358	$913	$(614)	$1,657
(a) Includes $591 million for the three months ended March 31, 2020 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which are not within the scope of Topic 606.
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $338 million as of March 31, 2021. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2030 with a weighted average remaining life of four years as of March 31, 2021. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheets.
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheets:

March 31,
2021
(millions)
Balance, beginning of period	$35
Revenue recognized (a)	(1)
Balance, end of period	$34
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of March 31, 2021.

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
Three Months Ended March 31, 2021 and 2020
(unaudited)
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

	Three Months Ended March 31,
	2021	2020
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$39	$44
General and administrative expense	$26	$35
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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended March 31,
	2021	2020
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$527	$212
Purchases and related costs from affiliates	$30	$27
Transportation and related costs from affiliates	$37	$23
Operating and maintenance and general administrative expenses	$2	$4
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$4	$1
Purchases and related costs from affiliates	$7	$—
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$24	$9
Transportation, processing, and other to affiliates	$5	$3
Purchases and related costs from affiliates	$18	$9
Transportation and related costs from affiliates	$182	$215

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
 We had balances with affiliates as follows:

	March 31, 2021	December 31, 2020
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$297	$217
Accounts payable	$116	$89
Other assets	$—	$1
Enbridge (including its affiliates):
Accounts receivable	$4	$—
Accounts payable	$3	$2
Unconsolidated affiliates:
Accounts receivable	$20	$21
Accounts payable	$80	$70

5. Inventories
Inventories were as follows:

	March 31, 2021	December 31, 2020
	(millions)
Natural gas	$12	$18
NGLs	18	20
Total inventories	$30	$38
We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments during the three months ended March 31, 2021. We recognized $4 million of lower of cost or net realizable value adjustments for the three months ended March 31, 2020.

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	March 31, 2021	December 31, 2020
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,689	$7,680
Processing, storage and terminal facilities	35 — 60 Years	4,992	4,986
Other	3 — 30 Years	582	585
Finance lease assets	3 — 6 Years	25	25
Construction work in progress		137	144
Property, plant and equipment		13,425	13,420
Accumulated depreciation		(5,512)	(5,427)
Property, plant and equipment, net		$7,913	$7,993
We had no capitalized interest on construction projects for the three months ended March 31, 2021. Capitalized interest on construction projects was $2 million for the three months ended March 31, 2020.
Depreciation expense was $90 million and $97 million for the three months ended March 31, 2021 and 2020, respectively.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
7. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	March 31, 2021	December 31, 2020
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,733	$1,723
DCP Southern Hills Pipeline, LLC	66.67%	733	734
Gulf Coast Express LLC	25.00%	432	436
Front Range Pipeline LLC	33.33%	195	198
Texas Express Pipeline LLC	10.00%	96	97
Discovery Producer Services LLC	40.00%	243	244
Mont Belvieu 1 Fractionator	20.00%	6	7
Mont Belvieu Enterprise Fractionator	12.50%	27	26
Cheyenne Connector, LLC	50.00%	151	152
Panola Pipeline Company, LLC	15.00%	21	21
Other	Various	3	3
Total investments in unconsolidated affiliates		$3,640	$3,641

Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$62	$78
DCP Southern Hills Pipeline, LLC	24	20
Gulf Coast Express LLC	15	16
Front Range Pipeline LLC	9	11
Texas Express Pipeline LLC	4	4
Discovery Producer Services LLC (a)	8	(61)
Mont Belvieu 1 Fractionator	2	3
Mont Belvieu Enterprise Fractionator	1	3
Cheyenne Connector, LLC	3	—
Other	—	2
Total earnings from unconsolidated affiliates	$128	$76
(a) In 2020, we recognized an impairment of $61 million on our equity investment in Discovery Producer Services LLC.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended March 31,
	2021	2020
	(millions)
Statements of operations:
Operating revenue	$489	$527
Operating expenses	$190	$185
Net income	$298	$341

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)

	March 31, 2021	December 31, 2020
	(millions)
Balance sheets:
Current assets	$368	$355
Long-term assets	7,446	7,510
Current liabilities	(163)	(177)
Long-term liabilities	(260)	(258)
Net assets	$7,391	$7,430

8. Fair Value Measurement
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
Three Months Ended March 31, 2021 and 2020
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
During the three months ended March 31, 2021 we determined there were no impairments associated with any of our asset groups. During the three months ended March 31, 2020, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment and an impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”).
The following table presents the financial instruments carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$21	$37	$—	$58	$21	$42	$—	$63
Short-term investments	$1	$1	$—	$2	$—	$—	$—	$—
Long-term assets:
Commodity derivatives	$4	$11	$2	$17	$1	$13	$2	$16
Investments in marketable securities (a)	$25	$—	$—	$25	$22	$1	$—	$23
Current liabilities:
Commodity derivatives	$(41)	$(32)	$(4)	$(77)	$(19)	$(34)	$(3)	$(56)
Long-term liabilities:
Commodity derivatives	$(5)	$(7)	$(1)	$(13)	$—	$(6)	$(1)	$(7)
(a) $2 million and $4 million recorded within "other" current asset and $25 million and $19 million recorded within "Other long term assets" as of March 31, 2021 and December 31, 2020, respectfully.
Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended March 31, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized losses included in earnings	—	—	(5)	—
Settlements	—	—	4	—
Ending balance	$—	$2	$(4)	$(1)
Net unrealized losses on derivatives still held included in earnings	$—	$—	$(3)	$—
Three months ended March 31, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized gains included in earnings	8	1	5	2
Settlements	(4)		(7)
Ending balance	$8	$1	$(3)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings	$7	$—	$(2)	$2
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three months ended March 31, 2021 and 2020.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
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

	March 31, 2021
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
Natural gas	$2	Market approach	Longer dated forward curve prices	$1.85-$2.74	$2.25	Per MMBtu
Liabilities
NGLs	$(4)	Market approach	Longer dated forward curve prices	$0.22-$1.32	$0.61	Per gallon
Natural gas	$(1)	Market approach	Longer dated forward curve prices	$1.85-$2.86	$2.25	Per MMBtu
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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of March 31, 2021 and December 31, 2020, the carrying value and fair value of our total debt, including current maturities, were as follows:

	March 31, 2021		December 31, 2020
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,693	$5,992	$5,635	$5,938
(a) Excludes unamortized issuance costs and finance lease liabilities.

9. Leases
We have operating leases for transportation agreements, office space, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 20 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our condensed consolidated balance sheet as follows:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)

	Location in Condensed Consolidated Balance Sheet	As of
		March 31, 2021	December 31, 2020
		(millions)
Assets
Operating lease assets	Operating lease assets	$79	$85
Finance lease assets	Property, plant and equipment	25	25
Total right of use assets		$104	$110

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$23	$24
Finance lease liabilities	Current debt	4	5
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$71	$76
Finance lease liabilities	Long-term debt	21	22
Total lease liabilities		$119	$127
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended March 31,
		2021	2020
		(millions)
Operating lease cost	Operating and maintenance expense	$7	$8
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	1	—
Variable lease cost	Operating and maintenance expense	1	2
Short term lease cost	Operating and maintenance expense	1	1
Total lease cost		$10	$11

Maturities of operating and finance lease liabilities under non-cancelable leases as of March 31, 2021 are as follows:

	Future Minimum Lease Payments as of March 31, 2021
	Operating Leases	Finance Leases
	(millions)
2021 - remainder	$20	$4
2022	24	5
2023	19	5
2024	12	6
2025	8	2
Thereafter	23	9
Total lease payments	$106	$31
Less imputed interest	(12)	(6)
Total lease liabilities	$94	$25

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8	$7
Operating cash flows from finance leases	1	1

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	3.00%	3.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
10. Debt

	March 31, 2021	December 31, 2020
	(millions)
Senior notes:
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	$500	$500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, variable interest rate of 1.470% as of March 31, 2021, due December 2024	58	—
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 1.010% as of March 31, 2021, due August 2022	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	17	17
Unamortized issuance costs	(36)	(38)
Unamortized discount, net	(7)	(7)
Finance lease liabilities	25	27
Total debt	5,682	5,624
Current finance lease liabilities	4	5
Current debt	500	500
Total long-term debt	$5,178	$5,119
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
Credit Agreement
We are a party to a $1.4 billion unsecured revolving credit facility governed by the Credit Agreement, which matures on December 9, 2024. The Credit Agreement also grants us the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million, subject to requisite lender approval. The Credit Agreement may be extended for up to two additional one-year periods subject to requisite lender approval. Loans under the Credit Agreement may be used for working capital and other general partnership purposes including acquisitions.
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
As of March 31, 2021, we had unused borrowing capacity of $1,332 million, net of $58 million of outstanding borrowings and $10 million of letters of credit, under the Credit Agreement, of which at least $1,123 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
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
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of March 31, 2021, DCP Receivables had $797 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.
The maturities of our debt as of March 31, 2021 are as follows:

Debt Maturities
(millions)
2021	$500
2022	700
2023	500
2024	58
2025	825
Thereafter	3,100
Total debt	$5,683

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)

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
Collateral
As of March 31, 2021, we had cash deposits of $58 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of March 31, 2021, we held letters of credit of $107 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	March 31, 2021			December 31, 2020
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$75	$—	$75	$79	$—	$79
Liabilities:
Commodity derivatives	$(90)	$—	$(90)	$(63)	$—	$(63)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of March 31, 2021 and December 31, 2020.

Balance Sheet Line Item	March 31, 2021	December 31, 2020	Balance Sheet Line Item	March 31, 2021	December 31, 2020
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$58	$63	Unrealized losses on derivative instruments — current	$(77)	$(56)
Unrealized gains on derivative instruments — long-term	17	16	Unrealized losses on derivative instruments — long-term	(13)	(7)
Total	$75	$79	Total	$(90)	$(63)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended March 31, 2021:

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
For the three months ended March 31, 2021 and 2020, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the three months ended March 31, 2021 and 2020, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended March 31,
	2021	2020
	(millions)
Realized (losses) gains	$(316)	$18
Unrealized (losses) gains	(53)	134
Trading and marketing (losses) gains, net	$(369)	$152
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

	March 31, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(1,579,000)	(52,409,500)	(9,599,728)	(11,595,000)
2022	(579,000)	(32,850,000)	(2,350,342)	—
2023	(43,000)	7,300,000	(1,320,000)	4,720,000
2024	—	—	(1,440,000)	4,885,000
2025	—	—	(1,440,000)	1,825,000
2026	—	—	(240,000)	—

	March 31, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long Position (MMBtu)
2020	(1,410,000)	(27,659,800)	(25,009,803)	8,190,000
2021	(1,467,000)	(45,540,000)	(7,294,133)	4,325,000
2022	(107,000)	(13,687,500)	(104,842)	8,212,500
2023	—	—	—	7,300,000
2024	—	—	—	2,140,000

12. Partnership Equity and Distributions
Common Units — During the three months ended March 31, 2021 and 2020, we issued no common units pursuant to our at-the-market program. As of March 31, 2021, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of March 31, 2021.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
Distributions — The following table presents our cash distributions paid in 2021 and 2020:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
February 12, 2021	$0.39	$81
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162

Distributions to Series A Preferred unitholders
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18

Distributions to Series B Preferred unitholders
March 15, 2021	$0.4922	$3
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3

Distributions to Series C Preferred unitholders
January 15, 2021	$0.4969	$2
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2

13. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted during 2021 and 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 350,820 restricted phantom units outstanding as of March 31, 2020 that were not included in the calculation of diluted net loss per unit because including them would have been anti-dilutive.
Basic and diluted net income per limited partner unit was calculated as follows for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	2021	2020
	(millions, except per unit amounts)

Net income (loss) attributable to limited partners	$39	$(564)
Weighted average limited partner units outstanding, basic	208,359,725	208,329,928
Weighted average limited partner units outstanding, diluted	208,461,526	208,329,928
Net income (loss) per limited partner unit, basic and diluted	$0.19	$(2.71)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
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
The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

•In August 2020, the New Mexico Environment Department ("NMED") issued an Administrative Compliance Order (the “August ACO”) alleging that emissions at four of our natural gas processing plants exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from May of 2017 through August 2018, and asserting an administrative civil penalty of approximately $3.3 million for those emissions events during the stated period of time. We have challenged the allegations and asserted penalties in the August ACO based on legal limitations, including that emissions that exceed permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the August ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

•In June 2020, NMED issued an Administrative Compliance Order (the “June ACO”) alleging that emissions at several of our field compression sites exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from 2018 through the first half of 2019. The June ACO asserts an administrative civil penalty of approximately $5.3 million. We have challenged the allegations and asserted penalties based on legal limitations, including that emissions that exceed permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
law. We formally responded to the June ACO and will engage in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties, and the matter may go to hearing.

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

15. Business Segments
Our operations are organized into two reportable segments: (i) Logistics and Marketing and (ii) Gathering and Processing. These segments are monitored separately by management for performance against our internal forecast and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations. Our Gathering and Processing reportable segment includes operating segments that have been aggregated based on the nature of the products and services provided. Adjusted gross margin is a performance measure utilized by management to monitor the operations of each segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies included in Note 2 of the Notes to the Consolidated Financial Statements in "Financial Statements and Supplementary Data" included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)
The following tables set forth our segment information:

Three Months Ended March 31, 2021:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,098	$1,314	$—	$(1,094)	$2,318
Adjusted gross margin (a)	$36	$245	$—	$—	$281
Operating and maintenance expense	(6)	(140)	(3)	—	(149)
General and administrative expense	(1)	(4)	(33)	—	(38)
Depreciation and amortization expense	(3)	(81)	(7)	—	(91)
Earnings from unconsolidated affiliates	120	8	—	—	128
Interest expense	—	—	(77)	—	(77)
Net income (loss)	$146	$28	$(120)	$—	$54
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$146	$27	$(120)	$—	$53
Non-cash derivative mark-to-market	$(5)	$(48)	$—	$—	$(53)
Capital expenditures	$—	$13	$1	$—	$14

Three Months Ended March 31, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,358	$913	$—	$(614)	$1,657
Adjusted gross margin (a)	$111	$400	$—	$—	$511
Operating and maintenance expense	(7)	(142)	(4)	—	(153)
General and administrative expense	(2)	(3)	(51)	—	(56)
Depreciation and amortization expense	(3)	(89)	(7)	—	(99)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	—	(3)	—	—	(3)
Earnings (loss) from unconsolidated affiliates	137	(61)	—	—	76
Interest expense	—	—	(78)	—	(78)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$236	$(644)	$(141)	$—	$(549)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$236	$(645)	$(141)	$—	$(550)
Non-cash derivative mark-to-market	$42	$92	$—	$—	$134
Non-cash lower of cost or net realizable value adjustments	$4	$—	$—	$—	$4
Capital expenditures	$1	$67	$1	$—	$69
Investments in unconsolidated affiliates, net	$34	$—	$—	$—	$34

	March 31,	December 31,
	2021	2020
	(millions)
Segment long-term assets:
Gathering and Processing	$7,718	$7,788
Logistics and Marketing	3,938	3,929
Other (b)	224	232
Total long-term assets	11,880	11,949
Current assets	1,231	1,008
Total assets	$13,111	$12,957

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2021 and 2020
(unaudited)

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

16. Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$89	$88
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$4	$16
Other non-cash changes in property, plant and equipment	$(2)	$—

17. Subsequent Events
On April 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 14, 2021 to unitholders of record on April 30, 2021.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2021 to unitholders of record on June 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2021 to unitholders of record on June 1, 2021. The Series C distribution will be paid on July 15, 2021 to unitholders of record on July 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

General Trends and Outlook
The COVID-19 pandemic, continued to disrupt the U.S. economy causing reduced demand for gas and NGLs that materially and adversely affect our business, results of operations and liquidity. Additionally, in February 2021, the U.S. experienced Winter Storm Uri, bringing extreme cold temperatures, ice, and snow to the central U.S. that adversely impacted producer volumes, substantially disrupted regional gas market prices and temporarily disrupted the operations of some the Company’s assets in the Permian, South and Midcontinent Regions. The extent of the impact of Winter Storm Uri and COVID-19 pandemic on our operational and financial performance is anticipated to be temporary, but there is uncertainty around the extent and duration of the COVID-19 pandemic and its related impact on us. Management anticipates that our results of operations will continue to be negatively affected by the industry and economic impact of the COVID-19 pandemic in 2021 and possibly beyond, however, the degree to which these factors will impact our business remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have recovered since the start of the pandemic, however demand and production remain limited and our natural gas throughput and NGL volumes continue to be impacted.
Our long-term view is that commodity prices will be at levels that we believe will support sustained or increasing levels of domestic production. In recent years we have transformed our business to a more fee-based portfolio, more heavily focused on the business of the Logistics and Marketing segment to reduce commodity exposure. In addition, we use our strategic hedging program to further mitigate commodity price exposure. We expect future commodity prices will be influenced by tariffs and other global economic conditions, the level of North American production and drilling activity by exploration and production companies, the balance of trade between imports and exports of liquid natural gas, NGLs and crude oil, and the severity of winter and summer weather.
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be impacted by, among other things, reduced drilling activity, depressed commodity prices, severe weather disruptions, operational outages and ethane rejection. Upstream producers have reduced capital expenditures in response to COVID-19 demand decreases and are maintaining this reduction as uncertainty continues into 2021. As a result, we expect volumes to remain below 2019 levels which will to continue to impact earnings.
We hedge commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment. Drilling activity levels vary by geographic area; we will continue to target our strategy in geographic areas where we expect producer drilling activity.
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 6 have investment grade credit ratings. During February 2021, Winter Storm Uri resulted in lower volumes and abnormally high gas prices. Certain counterparty billings during this time are under dispute and may take longer to collect than normal.

The global economic outlook continues to be cause for concern for U.S. financial markets and businesses and investors alike. This uncertainty may contribute to volatility in financial and commodity markets.
We believe we are positioned to withstand current and future commodity price volatility as a result of the following:
•Our fee-based business represents a significant portion of our margins.
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
Recent Events
Common and Preferred Distributions
On April 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 14, 2021 to unitholders of record on April 30, 2021.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2021to unitholders of record on June 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2021 to unitholders of record on June 1, 2021. The Series C distribution will be paid on July 15, 2021 to unitholders of record on July 1, 2021.

Results of Operations

Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three months ended March 31, 2021 and 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended March 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$2,098	$1,358	$740	54%
Gathering and Processing	1,314	913	401	44%
Inter-segment eliminations	(1,094)	(614)	480	78%
Total operating revenues	2,318	1,657	661	40%
Purchases and related costs
Logistics and Marketing	(2,062)	(1,247)	815	65%
Gathering and Processing	(1,069)	(513)	556	*
Inter-segment eliminations	1,094	614	480	78%
Total purchases	(2,037)	(1,146)	891	78%
Operating and maintenance expense	(149)	(153)	(4)	(3%)
Depreciation and amortization expense	(91)	(99)	(8)	(8%)
General and administrative expense	(38)	(56)	(18)	(32%)
Asset impairments	—	(746)	(746)	*
Other expense, net	—	(3)	(3)	*
Earnings from unconsolidated affiliates	128	76	52	68%
Interest expense	(77)	(78)	(1)	(1%)
Income tax expense	—	(1)	(1)	*
Net income attributable to noncontrolling interests	(1)	(1)	—	—%
Net income (loss) attributable to partners	$53	$(550)	$603	*
Other data:
Adjusted gross margin (b):
Logistics and Marketing	$36	$111	$(75)	(68%)
Gathering and Processing	245	400	(155)	(39%)
Total adjusted gross margin	$281	$511	$(230)	(45%)

Non-cash commodity derivative mark-to-market	$(53)	$134	$(187)	*
NGL pipelines throughput (MBbls/d) (c)	578	677	(99)	(15%)
Gas pipelines throughput (TBtu/d) (c)	1.0	0.80	0.20	25%
Natural gas wellhead (MMcf/d) (c)	4,077	4,940	(863)	(17%)
NGL gross production (MBbls/d) (c)	361	404	(43)	(11%)
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

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Total Operating Revenues — Total operating revenues increased $661 million in 2021 compared to 2020, primarily as a result of the following:
•$740 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by lower NGL and gas sales volumes and unfavorable commodity derivative activity; and
•$401 million increase for our Gathering and Processing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by unfavorable commodity derivative activity and decreased volumes in all regions.
These increases were partially offset by:
•$480 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower NGL and gas sales volumes.
Total Purchases — Total purchases increased $891 million in 2021 compared to 2020, primarily as a result of the following:
•$815 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$556 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$480 million change in inter-segment eliminations, for the reasons discussed above.
General and Administrative Expense — General and administrative expense decreased in 2021 compared to 2020, primarily as a result of reduced headcount and employee benefits.
Asset Impairments — Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020, partially offset by decline of volumes from third party production on the Sand Hills pipeline in 2021.
Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners increased in 2021 compared to 2020 for the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $230 million in 2021 compared to 2020, primarily as a result of the following:
•$155 million decrease for our Gathering and Processing segment, primarily as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program, lower base volumes and margins in the South, Permian, and Midcontinent, lower margins in the DJ Basin due to offload processing fees and the negative impact of Winter Storm Uri resulting in producer shut-ins, unfavorable commodity derivative activity associated with swaps and reduced producer payments and marketing activity, partially offset by higher commodity pricing; and
•$75 million decrease for our Logistics and Marketing segment, primarily related to lower gas pipeline marketing margins due to less favorable commodity spreads, less favorable NGL marketing and storage activity, and negative impact on our gas marketing pipeline assets due to Winter Storm Uri, partially offset by favorable gas storage margins.

Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three months ended March 31, 2021 and 2020, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$62	$78
DCP Southern Hills Pipeline, LLC	24	20
Gulf Coast Express LLC	15	16
Front Range Pipeline LLC	9	11
Texas Express Pipeline LLC	4	4
Discovery Producer Services LLC (a)	8	(61)
Mont Belvieu 1 Fractionator	2	3
Mont Belvieu Enterprise Fractionator	1	3
Cheyenne Connector, LLC	3	—
Other	—	2
Total earnings from unconsolidated affiliates	$128	$76
(a) Includes an other than temporary impairment of $61 million taken on the investment in the first quarter of 2020.
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$52	$79
DCP Southern Hills Pipeline, LLC	25	22
Gulf Coast Express LLC	19	21
Front Range Pipeline LLC	12	12
Texas Express Pipeline LLC	5	5
Discovery Producer Services LLC	8	6
Mont Belvieu 1 Fractionator	2	4
Mont Belvieu Enterprise Fractionator	1	3
Cheyenne Connector, LLC	4	—
Other	1	1
Total distributions from unconsolidated affiliates	$129	$153

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three months ended March 31, 2021
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,410	—	333	—	228	—	—
Southern Hills pipeline	950	—	128	—	105	—	—
Front Range pipeline	450	—	87	—	56	—	—
Texas Express pipeline	600	—	37	—	19	—	—
Other NGL pipelines (a)	1,110	—	310	—	170	—	—
Gulf Coast Express pipeline	500	—	—	500	—	0.47	—
Guadalupe pipeline	600	—	—	245	—	0.25	—
Cheyenne Connector	70	—	—	300	—	0.30	—
Mont Belvieu fractionators	—	2	—	—	—	—	43
Pipelines total	5,690	2	895	1,045	578	1.02	43
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended March 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$2,325	$1,294	$1,031	80%
Transportation, processing and other	14	13	1	8%
Trading and marketing (losses) gains, net	(241)	51	(292)	*
Total operating revenues	2,098	1,358	740	54%
Purchases and related costs	(2,062)	(1,247)	815	65%
Operating and maintenance expense	(6)	(7)	(1)	(14%)
Depreciation and amortization expense	(3)	(3)	—	—%
General and administrative expense	(1)	(2)	(1)	(50%)
Earnings from unconsolidated affiliates (a)	120	137	(17)	(12%)
Segment net income attributable to partners	$146	$236	$(90)	(38%)
Other data:
Segment adjusted gross margin (b)	$36	$111	$(75)	(68%)
Non-cash commodity derivative mark-to-market	$(5)	$42	$(47)	*
NGL pipelines throughput (MBbls/d) (c)	578	677	(99)	(15%)
Gas pipelines throughput (TBtu/d) (c)	1.0	0.80	0.2	25%
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

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Total Operating Revenues — Total operating revenues increased $740 million in 2021 compared to 2020, primarily as a result of the following:
•$1,382 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$1 million increase in transportation, processing and other.
These increases were partially offset by:
•$351 million decrease attributable to lower NGL and gas sales volumes; and
•$292 million decrease as a result of commodity derivative activity attributable to an increase in realized cash settlement losses of $245 million and an increase in unrealized commodity derivative losses of $47 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs increased $815 million in 2021 compared to 2020, primarily as a result of the commodity price and volume changes discussed above.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates decreased in 2021 compared to 2020, primarily due to decline of volumes from third party production on the Sand Hills pipeline.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $75 million in 2021 compared to 2020, primarily as a result of the following:
•$57 million decrease as a result of gas pipeline marketing margins due to less favorable commodity spreads in 2021, which includes unrealized derivatives losses of $47 million due to forward price movements of commodities in 2021;
•$13 million decrease as a result of less favorable NGL marketing and storage activity in 2021; and
•$5 million decrease as a result of Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, with a large favorable offset at gas storage margins.
NGL Pipelines Throughput — NGL pipelines throughput decreased in 2021 compared to 2020 primarily due to decline of volumes from third party production on the Sand Hills pipeline.
Gas Pipelines Throughput — Gas throughput increased in 2021 compared to 2020, primarily as a result of the Cheyenne Connector pipeline coming online in the second quarter 2020.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three months ended March 31, 2021
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,520	136
Midcontinent	6	24,500	1,110	799	65
Permian	10	15,400	1,200	858	93
South	8	7,000	1,730	900	67
Total	37	50,400	5,620	4,077	361
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended March 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,338	$713	$625	88%
Transportation, processing and other	104	99	5	5%
Trading and marketing (losses) gains, net	(128)	101	(229)	*
Total operating revenues	1,314	913	401	44%
Purchases and related costs	(1,069)	(513)	556	*
Operating and maintenance expense	(140)	(142)	(2)	(1%)
Depreciation and amortization expense	(81)	(89)	(8)	(9%)
General and administrative expense	(4)	(3)	1	33%
Asset impairments	—	(746)	(746)	*
Other expense, net	—	(3)	(3)	*
Earnings (loss) from unconsolidated affiliates (a)	8	(61)	69	*
Segment net income (loss)	28	(644)	672	*
Segment net income attributable to noncontrolling interests	(1)	(1)	—	—%
Segment net income (loss) attributable to partners	$27	$(645)	$672	*
Other data:
Segment adjusted gross margin (b)	$245	$400	$(155)	(39%)
Non-cash commodity derivative mark-to-market	$(48)	$92	$(140)	*
Natural gas wellhead (MMcf/d) (c)	4,077	4,940	(863)	(17%)
NGL gross production (MBbls/d) (c)	361	404	(43)	(11%)
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Total Operating Revenues — Total operating revenues increased $401 million in 2021 compared to 2020, primarily as a result of the following:
•$792 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$5 million increase in transportation, processing and other.
These increases were partially offset by:
•$229 million decrease as a result of commodity derivative activity attributable to a increase in unrealized commodity derivative losses of $140 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $89 million; and
•$167 million decrease primarily as a result of decreased volumes in all regions.
Purchases and Related Costs — Purchases and related costs increased $556 million in 2021 compared to 2020, primarily as a result of the commodity price and volume changes discussed above.
Asset Impairments — Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill in the North region.
Earnings (Loss) from Unconsolidated Affiliates — Earnings (loss) from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $155 million in 2021 compared to 2020, primarily as a result of the following:
•$162 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program;
•$62 million decrease due primarily to lower base volumes and margins in the South, Permian, and Midcontinent regions, and lower margins in the DJ Basin due to offload processing fees; and
•$35 million decrease as a result of Winter Storm Uri, reflecting reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
This decrease was partially offset by:
•$104 million increase as a result of higher commodity prices.
Total Wellhead — Natural gas wellhead decreased in 2021 compared to 2020 primarily as a result of base declines and contract expirations in the South, base declines in Midcontinent and Permian regions, and lower volumes due to impact of Winter Storm Uri.
NGL Gross Production — NGL gross production decreased in 2021 compared to 2020, primarily as a result of base declines and contract expirations in the South, base declines in Midcontinent and Permian regions, and lower volumes due to impact of Winter Storm Uri, partially offset by lower ethane rejection across all regions.

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
We believe that commodity prices will remain volatile and volumes may decline in the near term due to the COVID-19 pandemic and its impact on the global economy. We anticipate this will have an indirect impact on our leverage. While we have taken significant actions to mitigate the impact of the effects resulting of the COVID-19 pandemic and reduce our debt, our leverage may increase as a result of the current economic environment.
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

Credit Agreement — As of March 31, 2021, we had unused borrowing capacity of $1,332 million, net of $58 million of outstanding borrowings and $10 million of letters of credit, under the Credit Agreement, of which at least $1,123 million would have been available to borrow for working capital and other general partnership purposes based on financial covenants set forth in the Credit Agreement. As of April 30, 2021, we had unused borrowing capacity of $1,276 million, net of $115 million of outstanding borrowings and $9 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of March 31, 2021, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin.

Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the three months ended March 31, 2021, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
Guarantee of Registered Debt Securities — The condensed consolidated financial statements of DCP Midstream, LP, or “parent guarantor”, include the accounts of DCP Midstream Operating LP, or “subsidiary issuer”, which is a 100% owned subsidiary, and all other subsidiaries which are all non-guarantor subsidiaries. The parent guarantor has agreed to fully and unconditionally guarantee the senior notes. The entirety of the Company’s operating assets and liabilities, operating revenues, expenses and other comprehensive income exist at its non-guarantor subsidiaries, and the parent guarantor and subsidiary issuer have no assets, liabilities or operations independent of their respective financing activities and investments in non-guarantor subsidiaries. All covenants in the indentures governing the notes limit the activities of subsidiary issuer, including limitations on the ability to pay dividends, incur additional indebtedness, make restricted payments, create liens, sell assets or make loans to parent guarantor.

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $74 million and $87 million as of March 31, 2021 and December 31, 2020, respectively;
•Balances related to debt of $5.332 billion and $5.273 billion as of March 31, 2021 and December 31, 2020, respectively; and
•Interest expense, net of $76 million and $75 million for the three months ended March 31, 2021 and 2020, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and will take longer to collect than normal, which have negatively impacted working capital at March 31, 2021. We believe the amounts due to us are owed and intend to vigorously pursue legal avenues to collect these receivables.
We had working capital deficits of $513 million and $613 million as of March 31, 2021 and December 31, 2020, respectively, driven by current maturities of long term debt of $504 million and $505 million, respectively. We had a net derivative working capital deficit of $19 million as of March 31, 2021 and surplus of $7 million as of December 31, 2020.
As of March 31, 2021, we had $5 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Three Months Ended March 31,
	2021	2020
	(millions)
Net cash (used in) provided by operating activities	$(4)	$314
Net cash used in investing activities	$(14)	$(103)
Net cash used in financing activities	$(30)	$(171)
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Operating Activities — Net cash provided by operating activities decreased $318 million in 2021 compared to the same period in 2020. The changes in net cash provided by operating activities are attributable to our net income (loss) adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $89 million in 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures due to completed capital projects and lower investments in unconsolidated affiliates.
Financing Activities — Net cash used in financing activities decreased $141 million in 2021 compared to the same period in 2020, primarily as a result of lower distributions and higher net proceeds of debt in the first quarter of 2021.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $81 million and $162 million during the three months ended March 31, 2021 and 2020, respectively.
On April 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on May 14, 2021 to unitholders of record on April 30, 2021.
On the same date, we announced that the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on June 15, 2021to unitholders of record on June 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on June 15, 2021 to unitholders of record on June 1, 2021. The Series C distribution will be paid on July 15, 2021 to unitholders of record on July 1, 2021.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 12. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of March 31, 2021, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$8,089	$780	$1,337	$1,247	$4,725
Finance lease obligations	31	4	10	8	9
Operating lease obligations	106	20	43	20	23
Purchase obligations (b)	9,786	1,591	3,026	2,273	2,896
Other long-term liabilities (c)	160	—	27	16	117
Total	$18,172	$2,395	$4,443	$3,564	$7,770

(a) Includes interest payments on debt securities that have been issued. These interest payments are $280 million, $487 million, $422 million, and $1,625 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b) Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including gas supply, long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of March 31, 2021. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c) Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the March 31, 2021 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $36 million of Executive Deferred Compensation Plan contributions and $8 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of March 31, 2021, we had no items that were classified as off-balance sheet obligations.

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
•viability and performance of acquisitions and capital expenditure projects and the overall rates of return on investment opportunities; and
•in the case of Adjusted EBITDA, the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, make cash distributions to our unitholders and pay capital expenditures.
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
Excess Free Cash Flow — We define Excess Free Cash Flow as Distributable Cash Flow, as defined above, less distributions to limited partners, less expansion capital expenditures, net of reimbursable projects, and contributions to equity method investments and certain other items. Expansion capital expenditures are cash expenditures to increase our cash flows, or operating or earnings capacity. Expansion capital expenditures include acquisitions or capital improvements (where we add on to or improve the capital assets owned, or acquire or construct new gathering lines and well connects, treating facilities, processing plants, fractionation facilities, pipelines, terminals, docks, truck racks, tankage and other storage, distribution or transportation facilities and related or similar midstream assets).
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended March 31,
	2021	2020
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$2,318	$1,657
Cost of revenues
Purchases and related costs	1,763	872
Purchases and related costs from affiliates	55	36
Transportation and related costs from affiliates	219	238
Depreciation and amortization expense	91	99
Gross margin	190	412
Depreciation and amortization expense	91	99
Adjusted gross margin	$281	$511

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$2,098	$1,358
Cost of revenues
Purchases and related costs	2,062	1,247
Depreciation and amortization expense	3	3
Segment gross margin	33	108
Depreciation and amortization expense	3	3
Segment adjusted gross margin	$36	$111

Gathering and Processing segment:
Operating revenues	$1,314	$913
Cost of revenues
Purchases and related costs	1,069	513
Depreciation and amortization expense	81	89
Segment gross margin	164	311
Depreciation and amortization expense	81	89
Segment adjusted gross margin	$245	$400

	Three Months Ended March 31,
	2021	2020
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$146	$236
Non-cash commodity derivative mark-to-market	5	(42)
Depreciation and amortization expense, net of noncontrolling interest	3	3
Distributions from unconsolidated affiliates, net of earnings	1	10
Other expense	—	1
Adjusted segment EBITDA	$155	$208

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$27	$(645)
Non-cash commodity derivative mark-to-market	48	(92)
Depreciation and amortization expense, net of noncontrolling interest	81	89
Asset impairments	—	746
Distributions from unconsolidated affiliates, net of earnings	—	67
Other expense	—	3
Adjusted segment EBITDA	$156	$168

(a) We recognized no lower of cost or net realizable value adjustment for the three months ended March 31, 2021. We recognized $4 million of lower of cost or net realizable value adjustments for the three months ended March 31, 2020.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended March 31, 2021 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of April 30, 2021 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
April 2021 — December 2021	Natural Gas	(145,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.35-$2.99/MMBtu
January 2022 — December 2022	Natural Gas	(80,000) MMBtu/d	NYMEX Final Settlement Price (a)	$2.40-$2.71/MMBtu
April 2021 — December 2021	NGLs	(10,567) Bbls/d (d)	Mt.Belvieu (b)	$.53-$.68/Gal
January 2022 — December 2022	NGLs	(494) Bbls/d (d)	Mt.Belvieu (b)	$.54/Gal
April 2021 — February 2022	Crude Oil	(5,685) Bbls/d (d)	NYMEX crude oil futures (c)	$45.46-$56.51/Bbl
March 2022 — February 2023	Crude Oil	(945) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$48.85/Bbl
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of March 31, 2021:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

March 31, 2021	Natural Gas	5,594,445	MMBtu	$12	$2.10/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

April 2021 — October 2021	Natural Gas	(20,852,500)	MMBtu	$2	$2.60-$3.09/MMBtu
April 2021 — October 2021	Natural Gas	14,825,000	MMBtu	$(1)	$2.55-$3.01/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of March 31, 2021:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
April 2021 — December 2024	Natural Gas	(124,240,000)	MMBtu	$(9)	$0.07-$0.09/MMBtu
April 2021 — December 2025	Natural Gas	139,792,500	MMBtu	$34	$0.41-$0.56/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings

The information provided in “Commitments and Contingent Liabilities” included in (a) Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020 and (b) Note 14 of the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are incorporated herein by reference. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, the Company has elected to disclose matters where the Company reasonably believes such proceeding would result in monetary sanctions, exclusive of interest costs, of $1 million or more.

Item 1A. Risk Factors

An investment in our securities involves various risks. When considering an investment in us, careful consideration should be given to the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1	+	Form of Strategic Performance Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan.
10.2	+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan.
22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three months ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: May 6, 2021	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)