Form 10-Q
period 2021-06-30
DCP Midstream, LP
filed 2021-08-05
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, there were 208,362,572 common units representing limited partnership interests outstanding.
1

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021
 `

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our $1.4 billion unsecured revolving credit facility, maturing December 9, 2024
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
Railroad Commission	the Railroad Commission of Texas
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$5	$52

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	780	572
Affiliates	385	238
Other	18	10
Inventories	52	38
Unrealized gains on derivative instruments	104	63
Collateral cash deposits	152	14
Other	26	21
Total current assets	1,522	1,008
Property, plant and equipment, net	7,837	7,993
Intangible assets, net	42	44
Investments in unconsolidated affiliates	3,601	3,641
Unrealized gains on derivative instruments	10	16
Operating lease assets	88	85
Other long-term assets	200	170
Total assets	$13,300	$12,957
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$757	$536
Affiliates	207	161
Other	15	23
Current debt	354	505
Unrealized losses on derivative instruments	194	56
Accrued interest	78	85
Accrued taxes	60	59
Accrued wages and benefits	32	70
Capital spending accrual	4	4
Other	107	122
Total current liabilities	1,808	1,621
Long-term debt	5,388	5,119
Unrealized losses on derivative instruments	40	7
Deferred income taxes	30	30
Operating lease liabilities	78	76
Other long-term liabilities	259	243
Total liabilities	7,603	7,096
Commitments and contingent liabilities (see note 14)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	490	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,362,572 and 208,351,528 common units authorized, issued and outstanding, respectively)	4,925	5,090
Accumulated other comprehensive loss	(7)	(7)
Total partners’ equity	5,670	5,834
Noncontrolling interests	27	27
Total equity	5,697	5,861
Total liabilities and equity	$13,300	$12,957
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,446	$1,003	$3,460	$2,174
Sales of natural gas, NGLs and condensate to affiliates	667	169	1,222	391
Transportation, processing and other	125	109	243	221
Trading and marketing (losses) gains, net	(153)	(7)	(522)	145
Total operating revenues	2,085	1,274	4,403	2,931
Operating costs and expenses:
Purchases and related costs	1,540	723	3,303	1,595
Purchases and related costs from affiliates	47	21	102	57
Transportation and related costs from affiliates	252	230	471	468
Operating and maintenance expense	165	148	314	301
Depreciation and amortization expense	93	93	184	192
General and administrative expense	57	51	95	107
Asset impairments	20	—	20	746
Other (income) expense	(6)	5	(6)	8
Loss on sale of assets, net	1	—	1	—
Restructuring costs	—	9	—	9
Total operating costs and expenses	2,169	1,280	4,484	3,483
Operating loss	(84)	(6)	(81)	(552)
Earnings from unconsolidated affiliates	131	125	259	201
Interest expense, net	(77)	(71)	(154)	(149)
(Loss) income before income taxes	(30)	48	24	(500)
Income tax expense	—	—	—	(1)
Net (loss) income	(30)	48	24	(501)
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net (loss) income attributable to partners	(31)	47	22	(503)
Series A preferred limited partners' interest in net income	(10)	(10)	(19)	(19)
Series B preferred limited partners' interest in net income	(3)	(3)	(6)	(6)
Series C preferred limited partners' interest in net income	(2)	(2)	(4)	(4)
Net (loss) income allocable to limited partners	$(46)	$32	$(7)	$(532)
Net (loss) income per limited partner unit — basic and diluted	$(0.22)	$0.15	$(0.03)	$(2.55)
Weighted-average limited partner units outstanding — basic	208.4	208.3	208.4	208.3
Weighted-average limited partner units outstanding — diluted	208.4	208.7	208.4	208.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Net (loss) income	$(30)	$48	$24	$(501)
Other comprehensive income:
Total other comprehensive income	—	—	—	—
Total comprehensive (loss) income	(30)	48	24	(501)
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Total comprehensive (loss) income attributable to partners	$(31)	$47	$22	$(503)
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2021	2020
	(millions)
OPERATING ACTIVITIES:
Net income (loss)	$24	$(501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	184	192
Earnings from unconsolidated affiliates	(259)	(201)
Distributions from unconsolidated affiliates	299	320
Net unrealized losses (gains) on derivative instruments	189	(77)
Loss on sale of assets, net	1	—
Asset impairments	20	746
Other, net	4	24
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(363)	262
Inventories	(14)	13
Accounts payable	259	(287)
Other assets and liabilities	(276)	32
Net cash provided by operating activities	68	523
INVESTING ACTIVITIES:
Capital expenditures	(41)	(102)
Investments in unconsolidated affiliates	—	(95)
Distributions from unconsolidated affiliates	—	5
Net cash used in investing activities	(41)	(192)
FINANCING ACTIVITIES:
Proceeds from debt	2,608	3,403
Payments of debt	(2,492)	(3,424)
Distributions to preferred limited partners	(28)	(28)
Distributions to limited partners and general partner	(163)	(243)
Distributions to noncontrolling interests	(2)	(2)
Debt issuance costs	—	(6)
Other	—	(5)
Net cash used in financing activities	(77)	(305)
Net change in cash, cash equivalents and restricted cash	(50)	26
Cash, cash equivalents and restricted cash, beginning of period	56	1
Cash, cash equivalents and restricted cash, end of period	$6	$27

Reconciliation of cash, cash equivalents, and restricted cash:	June 30, 2021	June 30, 2020
Cash and cash equivalents	$5	$12
Restricted cash included in other current assets	1	6
Restricted cash included in other long-term assets	—	9
Total cash, cash equivalents, and restricted cash	$6	$27
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2021	$489	$156	$106	$5,090	$(7)	$27	$5,861
Net income	9	3	2	39	—	1	54
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	4	—	—	4
Balance, March 31, 2021	$498	$156	$106	$5,052	$(7)	$27	$5,832
Net income (loss)	10	3	2	(46)	—	1	(30)
Distributions to unitholders	(18)	(3)	(2)	(82)	—	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, June 30, 2021	$490	$156	$106	$4,925	$(7)	$27	$5,697
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of June 30, 2021, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended June 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$610	$489	$(470)	$629
Sales of NGLs and condensate (a)	1,323	837	(676)	1,484
Transportation, processing and other	13	112	—	125
Trading and marketing gains (losses), net (b)	(29)	(124)	—	(153)
Total operating revenues	$1,917	$1,314	$(1,146)	$2,085

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

	Six Months Ended June 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$1,730	$1,117	$(978)	$1,869
Sales of NGLs and condensate (a)	2,528	1,547	(1,262)	2,813
Transportation, processing and other	27	216	—	243
Trading and marketing losses, net (b)	(270)	(252)	—	(522)
Total operating revenues	$4,015	$2,628	$(2,240)	$4,403
(a)    Includes $470 million and $884 million for the three and six months ended June 30, 2021, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and six months ended June 30, 2021, these revenues are net of $561 million and $951 million, respectively, of buy-sell purchases related to buy-sell revenues of $636 million and $1,080 million, respectively, which are not within the scope of FASB ASU 2014-09 "Revenue from Contractors with Customer" ("Topic 606").
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
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $466 million as of June 30, 2021. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of four years as of June 30, 2021. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheets:

June 30,
2021
(millions)
Balance, beginning of period	$35
Revenue recognized (a)	(1)
Balance, end of period	$34
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$38	$38	$77	$82
General and administrative expense	$39	$35	$65	$70
Restructuring costs	$—	$9	$—	$9
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$646	$157	$1,173	$369
Purchases and related costs from affiliates	$19	$10	$49	$37
Transportation and related costs from affiliates	$37	$21	$74	$44
Operating and maintenance and general administrative expenses	$4	$2	$6	$6
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$—	$4	$1
Purchases and related costs from affiliates	$8	$—	$15	$—
Operating and maintenance and general administrative expenses	$—	$1	$—	$1
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$21	$12	$45	$21
Transportation, processing, and other to affiliates	$5	$3	$10	$6
Purchases and related costs from affiliates	$20	$11	$38	$20
Transportation and related costs from affiliates	$215	$209	$397	$424

 We had balances with affiliates as follows:

	June 30, 2021	December 31, 2020
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$358	$217
Accounts payable	$126	$89
Other assets	$—	$1
Enbridge (including its affiliates):
Accounts receivable	$1	$—
Accounts payable	$4	$2
Unconsolidated affiliates:
Accounts receivable	$26	$21
Accounts payable	$77	$70

5. Inventories
Inventories were as follows:

	June 30, 2021	December 31, 2020
	(millions)
Natural gas	$21	$18
NGLs	31	20
Total inventories	$52	$38

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments during the three and six months

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
ended June 30, 2021, respectively. We recognized $2 million and $6 million for the three and six months ended June 30, 2020, respectively.

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	June 30, 2021	December 31, 2020
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,643	$7,680
Processing, storage and terminal facilities	35 — 60 Years	5,047	4,986
Other	3 — 30 Years	584	585
Finance lease assets	3 — 6 Years	25	25
Construction work in progress		94	144
Property, plant and equipment		13,393	13,420
Accumulated depreciation		(5,556)	(5,427)
Property, plant and equipment, net		$7,837	$7,993
Interest capitalized on construction projects was $1 million for the three months ended June 30, 2021, and $1 million and $2 million for the six months ended June 30, 2021 and 2020, respectively.
Depreciation expense was $91 million and $92 million for the three months ended June 30, 2021 and 2020, respectively, and $181 million and $189 million for the six months ended June 30, 2021 and 2020, respectively.

7. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	June 30, 2021	December 31, 2020
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,717	$1,723
DCP Southern Hills Pipeline, LLC	66.67%	725	734
Gulf Coast Express LLC	25.00%	427	436
Front Range Pipeline LLC	33.33%	195	198
Texas Express Pipeline LLC	10.00%	95	97
Discovery Producer Services LLC	40.00%	238	244
Mont Belvieu 1 Fractionator	20.00%	6	7
Mont Belvieu Enterprise Fractionator	12.50%	26	26
Cheyenne Connector, LLC	50.00%	149	152
Panola Pipeline Company, LLC	15.00%	20	21
Other	Various	3	3
Total investments in unconsolidated affiliates		$3,601	$3,641

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$70	$134	$148
DCP Southern Hills Pipeline, LLC	22	20	46	40
Gulf Coast Express LLC	15	16	30	32
Front Range Pipeline LLC	9	9	18	20
Texas Express Pipeline LLC	5	5	9	9
Discovery Producer Services LLC (a)	3	1	11	(60)
Mont Belvieu 1 Fractionator	4	3	6	6
Mont Belvieu Enterprise Fractionator	(2)	3	(1)	6
Cheyenne Connector, LLC	1	—	4	—
Other	2	(2)	2	—
Total earnings from unconsolidated affiliates	$131	$125	$259	$201
(a) In 2020, we recognized an impairment of $61 million on our equity investment in Discovery Producer Services LLC.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Statements of operations:
Operating revenue	$528	$510	$1,017	$1,037
Operating expenses	$210	$191	$400	$376
Net income	$316	$318	$614	$659

	June 30, 2021	December 31, 2020
	(millions)
Balance sheets:
Current assets	$351	$355
Long-term assets	7,382	7,510
Current liabilities	(155)	(177)
Long-term liabilities	(257)	(258)
Net assets	$7,321	$7,430

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
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
The following table presents the financial instruments carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$55	$48	$1	$104	$21	$42	$—	$63
Short-term investments (a)	$2	$1	$—	$3	$—	$—	$—	$—
Long-term assets:
Commodity derivatives	$5	$4	$1	$10	$1	$13	$2	$16
Investments in marketable securities (a)	$34	$—	$—	$34	$22	$1	$—	$23
Current liabilities:
Commodity derivatives	$(91)	$(94)	$(9)	$(194)	$(19)	$(34)	$(3)	$(56)
Long-term liabilities:
Commodity derivatives	$(10)	$(25)	$(5)	$(40)	$—	$(6)	$(1)	$(7)
(a) $3 million and $4 million recorded within "other" current assets and $34 million and $19 million recorded within "Other long-term assets" as of June 30, 2021 and December 31, 2020, respectfully.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended June 30, 2021 (a):
Beginning balance	$—	$2	$(4)	$(1)
Net unrealized gains (losses) included in earnings	1	(1)	(8)	(5)
Transfers out of Level 3	—	—	2	1
Settlements	—	—	1	—
Ending balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$(1)	$(6)	$(5)
Three months ended June 30, 2020 (a):
Beginning balance	$8	$1	$(3)	$(1)
Net unrealized (losses) gains included in earnings	(7)	—	2	(3)
Transfers out of Level 3	—	(1)	—	—
Settlements	—	—	(2)	—
Ending balance	$1	$—	$(3)	$(4)
Net unrealized losses on derivatives still held included in earnings	$(3)	$—	$(1)	$(3)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Six months ended June 30, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) included in earnings	1	(1)	(12)	(8)
Transfers out of Level 3	—	—	2	4
Settlements	—	—	4	—
Ending balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$(1)	$(8)	$(5)
Six months ended June 30, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized gains (losses) included in earnings	—	—	6	(1)
Settlements	(3)	—	(8)	—
Ending balance	$1	$—	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$1	$—	$(2)	$1
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and six months ended June 30, 2021 and 2020.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
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

	June 30, 2021
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
NGLs	$1	Market approach	Longer dated forward curve prices	$0.31-$1.59	$0.71	Per gallon
Natural gas	$1	Market approach	Longer dated forward curve prices	$2.34-$2.96	$2.55	Per MMBtu
Liabilities
NGLs	$(9)	Market approach	Longer dated forward curve prices	$0.28-$1.59	$0.73	Per gallon
Natural gas	$(5)	Market approach	Longer dated forward curve prices	$1.75-$2.96	$2.11	Per MMBtu
(a) Unobservable inputs were weighted by the instrument's notional amounts.
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
During the three and six months ended June 30, 2021 we recognized a $7 million impairment associated with certain assets in the Midcontinent region of our Gathering and Processing segment that were sold in July 2021, and determined that a triggering event occurred due to a negative outlook for long-term volume forecasts for an asset in our Logistics and Marketing segment resulting in an impairment of $13 million. During the six months ended June 30, 2020, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment and an impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”).
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of June 30, 2021 and December 31, 2020, the carrying value and fair value of our total debt, including current maturities, were as follows:

	June 30, 2021		December 31, 2020
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,754	$6,235	$5,635	$5,938
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

	Location in Condensed Consolidated Balance Sheet	As of
		June 30, 2021	December 31, 2020
		(millions)
Assets
Operating lease assets	Operating lease assets	$88	$85
Finance lease assets	Property, plant and equipment	25	25
Total right of use assets		$113	$110

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$24	$24
Finance lease liabilities	Current debt	4	5
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$78	$76
Finance lease liabilities	Long-term debt	20	22
Total lease liabilities		$126	$127
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(millions)
Operating lease cost	Operating and maintenance expense	$7	$6	$14	$14
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	—	1	1	1
Variable lease cost	Operating and maintenance expense	1	1	2	3
Short term lease cost	Operating and maintenance expense	—	1	1	2
Total lease cost		$8	$9	$18	$20

Maturities of operating and finance lease liabilities under non-cancelable leases as of June 30, 2021 are as follows:

	Future Minimum Lease Payments as of June 30, 2021
	Operating Leases	Finance Leases
	(millions)
2021 - remainder	$14	$3
2022	27	5
2023	24	5
2024	15	6
2025	10	2
Thereafter	24	9
Total lease payments	$114	$30
Less imputed interest	(12)	(6)
Total lease liabilities	$102	$24

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
As of June 30, 2021, the Company had minimum commitments related to additional operating lease contracts for which the commencement date has not yet been reached, primarily for an office lease, of approximately $19 million.
Supplemental cash flow information related to leases is as follows:

	Six Months Ended June 30,
	2021	2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$14
Operating cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for operating lease obligations:	$15	$—
Right-of-use assets obtained in exchange for finance lease obligations:	$—	$1

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	4 years	5 years
Weighted average discount rate	3.00%	3.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
10. Debt

	June 30, 2021	December 31, 2020
	(millions)
Senior notes:
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	$—	$500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, variable interest rate of 1.490% as of June 30, 2021, due December 2024	618	—
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 1.000% as of June 30, 2021, due August 2024	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	17	17
Unamortized issuance costs	(36)	(38)
Unamortized discount, net	(6)	(7)
Finance lease liabilities	24	27
Total debt	5,742	5,624
Current finance lease liabilities	4	5
Current debt	350	500
Total long-term debt	$5,388	$5,119
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
Senior Notes Redemption
On June 30, 2021, we repaid, at par, prior to maturity all $500 million aggregate principal amount outstanding of our 4.75% Senior Notes due September 2021 using borrowings under our revolving credit facility

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
Credit Agreement
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
As of June 30, 2021, we had unused borrowing capacity of $780 million, net of $618 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which at least $780 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
Accounts Receivable Securitization Facility
The Securitization Facility provides up to $350 million of borrowing capacity through August 2024 at LIBOR market index rates plus a margin. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of June 30, 2021, DCP Receivables had approximately $900 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.
The maturities of our debt as of June 30, 2021 are as follows:

Debt Maturities
(millions)
2021	$—
2022	350
2023	500
2024	968
2025	825
Thereafter	3,100
Total debt	$5,743

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
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
Collateral
As of June 30, 2021, we had cash deposits of $152 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of June 30, 2021, we held letters of credit of $87 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	June 30, 2021			December 31, 2020
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$114	$—	$114	$79	$—	$79
Liabilities:
Commodity derivatives	$(234)	$—	$(234)	$(63)	$—	$(63)

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of June 30, 2021 and December 31, 2020.

Balance Sheet Line Item	June 30, 2021	December 31, 2020	Balance Sheet Line Item	June 30, 2021	December 31, 2020
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$104	$63	Unrealized losses on derivative instruments — current	$(194)	$(56)
Unrealized gains on derivative instruments — long-term	10	16	Unrealized losses on derivative instruments — long-term	(40)	(7)
Total	$114	$79	Total	$(234)	$(63)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2021:

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

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the six months ended June 30, 2021:

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
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended June 30, 2020:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Net deferred (losses) gains in AOCI (ending balance)	$(2)	$(6)	$1	$(7)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	—	$—

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

For the six months ended June 30, 2021 and 2020, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the six months ended June 30, 2021 and 2020, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)		(millions)
Realized (losses) gains	$(17)	$50	$(333)	$68
Unrealized (losses) gains	(136)	(57)	(189)	77
Trading and marketing (losses) gains, net	$(153)	$(7)	$(522)	$145
We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	June 30, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(979,000)	(43,903,200)	(6,601,491)	(8,447,500)
2022	(1,106,000)	(55,662,500)	(8,213,698)	(590,000)
2023	(266,000)	3,650,000	(1,290,000)	1,070,000
2024	—	—	(1,440,000)	6,870,000
2025	—	—	(1,440,000)	6,387,500
2026	—	—	(720,000)	—

	June 30, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2020	(683,000)	(21,660,700)	(11,981,101)	4,450,000
2021	(1,422,000)	(47,455,000)	(8,465,091)	(460,000)
2022	(107,000)	(14,600,000)	(1,544,842)	10,037,500
2023	—	—	(1,440,000)	10,037,500
2024	—	—	(1,440,000)	7,630,000
2025	—	—	(720,000)	905,000

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

12. Partnership Equity and Distributions
Common Units — During the six months ended June 30, 2021 and 2020, we issued no common units pursuant to our at-the-market program. As of June 30, 2021, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of June 30, 2021.
Distributions — The following table presents our cash distributions paid in 2021 and 2020:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
May 14, 2021	$0.39	$82
February 12, 2021	$0.39	$81
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162

Distributions to Series A Preferred unitholders
June 15, 2021	$36.8750	$18
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18

Distributions to Series B Preferred unitholders
June 15, 2021	$0.4922	$3
March 15, 2021	$0.4922	$3
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3

Distributions to Series C Preferred unitholders
April 15, 2021	$0.4969	$2
January 15, 2021	$0.4969	$2
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
13. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted during 2021 and 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 593,360 and 497,703 restricted phantom units outstanding as of the three and six months ended June 30, 2021 that were not included in the calculation of diluted net loss per unit for the three and six months ended June 30, 2021 because including them would have been anti-dilutive. There were 325,570 restricted phantom units outstanding as of June 30, 2020 that were not included in the calculation of diluted net loss per unit for the six months ended June 30, 2020 because including them would have been anti-dilutive.
Basic and diluted net income per limited partner unit was calculated as follows for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)

Net (loss) income attributable to limited partners	$(46)	$32	$(7)	$(532)
Weighted average limited partner units outstanding, basic	208,362,353	208,329,928	208,361,288	208,329,928
Dilutive effects of nonvested restricted phantom units	—	325,570	—	—
Weighted average limited partner units outstanding, diluted	208,362,353	208,655,498	208,361,288	208,329,928
Net (loss) income per limited partner unit, basic and diluted	$(0.22)	$0.15	$(0.03)	$(2.55)

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
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
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

•In 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants, which we had self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit; while the revised air permit was issued in May 2019, this matter remains unresolved. Subsequently, in July 2020 CDPHE issued a Notice of Violation in relation to amine treater emissions at this gas processing plant, which we had self-disclosed to CDPHE in April 2020. We are still exchanging information and holding discussions with CDPHE as to this and the foregoing flare-related enforcement matter, including possible settlement terms, although these matters, which have since been combined, may end up in formal legal proceedings. It is possible that resolution of this matter may include an administrative penalty and economic benefit payment, further revising the facility air permit, or installation of emissions management equipment, or a combination of these, that reasonably could, in the aggregate, exceed the disclosure threshold amount described above, although we do not believe that resolution of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
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
The following tables set forth our segment information:
Three Months Ended June 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,917	$1,314	$—	$(1,146)	$2,085
Adjusted gross margin (a)	$7	$239	$—	$—	$246
Operating and maintenance expense	(12)	(146)	(7)	—	(165)
General and administrative expense	(2)	(4)	(51)	—	(57)
Depreciation and amortization expense	(3)	(82)	(8)	—	(93)
Other income, net	5	1	—	—	6
Asset impairments	(13)	(7)	—	—	(20)
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	127	4	—	—	131
Interest expense	—	—	(77)	—	(77)
Net income (loss)	$109	$4	$(143)	$—	$(30)
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$109	$3	$(143)	$—	$(31)
Non-cash derivative mark-to-market	$(35)	$(101)	$—	$—	$(136)
Capital expenditures	$—	$24	$3	$—	$27

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)

Six Months Ended June 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$4,015	$2,628	$—	$(2,240)	$4,403
Adjusted gross margin (a)	$43	$484	$—	$—	$527
Operating and maintenance expense	(18)	(286)	(10)	—	(314)
General and administrative expense	(3)	(8)	(84)	—	(95)
Depreciation and amortization expense	(6)	(163)	(15)	—	(184)
Other income, net	5	1	—	—	6
Asset impairments	(13)	(7)	—	—	(20)
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	247	12	—	—	259
Interest expense	—	—	(154)	—	(154)
Net income (loss)	$255	$32	$(263)	$—	$24
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$255	$30	$(263)	$—	$22
Non-cash derivative mark-to-market	$(40)	$(149)	$—	$—	$(189)
Capital expenditures	$—	$37	$4	$—	$41

Three Months Ended June 30, 2020

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,150	$618	$—	$(494)	$1,274
Adjusted gross margin (a)	$69	$231	$—	$—	$300
Operating and maintenance expense	(9)	(134)	(5)	—	(148)
General and administrative expense	(1)	(4)	(46)	—	(51)
Depreciation and amortization expense	(3)	(82)	(8)	—	(93)
Other expense, net	(4)	1	(2)	—	(5)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	125	—	—	—	125
Interest expense	—	—	(71)	—	(71)
Net income (loss)	$177	$12	$(141)	$—	$48
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$177	$11	$(141)	$—	$47
Non-cash derivative mark-to-market	$5	$(62)	$—	$—	$(57)
Non-cash lower of cost or net realizable value adjustments	$2	$—	$—	$—	$2
Capital expenditures	$—	$32	$1	$—	$33
Investments in unconsolidated affiliates, net	$56	$—	$—	$—	$56

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
Six Months Ended June 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,508	$1,531	$—	$(1,108)	$2,931
Adjusted gross margin (a)	$180	$631	$—	$—	$811
Operating and maintenance expense	(16)	(276)	(9)	—	(301)
General and administrative expense	(3)	(7)	(97)	—	(107)
Depreciation and amortization expense	(6)	(171)	(15)	—	(192)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(4)	(2)	(2)	—	(8)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	262	(61)	—	—	201
Interest expense	—	—	(149)	—	(149)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$413	$(632)	$(282)	$—	$(501)
Net income attributable to noncontrolling interests	—	(2)	—	—	(2)
Net income (loss) attributable to partners	$413	$(634)	$(282)	$—	$(503)
Non-cash derivative mark-to-market	$47	$30	$—	$—	$77
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$1	$99	$2	$—	$102
Investments in unconsolidated affiliates, net	$90	$—	$—	$—	$90

	June 30,	December 31,
	2021	2020
	(millions)
Segment long-term assets:
Gathering and Processing	$7,668	$7,788
Logistics and Marketing	3,887	3,929
Other (b)	223	232
Total long-term assets	11,778	11,949
Current assets	1,522	1,008
Total assets	$13,300	$12,957

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2021 and 2020
(unaudited)
16. Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$156	$149
Cash paid for income taxes, net of income tax refunds	$3	$—
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$10	$8
Other non-cash changes in property, plant and equipment	$(2)	$—
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$15	$1

17. Subsequent Events
On July 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 13, 2021 to unitholders of record on July 30, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2021 to unitholders of record on September 1, 2021. The Series C distribution will be paid on October 15, 2021 to unitholders of record on October 1, 2021.
On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million borrowing capacity at LIBOR market interest rates plus a margin.

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

General Trends and Outlook
We anticipate our business will continue to be affected by the following key trends. Our expectations are based on assumptions made by us and information currently available to us. To the extent our underlying assumptions about, or interpretations of, available information prove to be incorrect, our actual results may vary materially from our expected results.
The COVID-19 virus and its variant strains ("COVID-19") pandemic disrupted the U.S. economy causing reduced demand for gas and NGLs that materially and adversely affect our business, results of operations and liquidity. As the distribution and administration of COVID-19 vaccines and economic recovery remains ongoing, we believe we are seeing less of an impact on our business. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is anticipated to be temporary, but there is uncertainty around the extent and duration of the COVID-19 pandemic and its related impact on us. Management anticipates that our results of operations may be further negatively affected by the industry and economic impact of the COVID-19 pandemic in 2021 and possibly beyond, however, the degree to which these factors will impact our business remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have recovered since the start of the pandemic, however domestic exploration, development and production remain limited and our natural gas throughput and NGL volumes continue to be impacted.
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
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be impacted by, among other things, reduced drilling activity, depressed commodity prices, severe weather disruptions, operational outages and ethane rejection. Upstream producers have reduced capital expenditures during 2021 and their response to changes to commodity prices and demand remain uncertain. As a result, we expect volumes to remain below 2019 levels, which will continue to impact earnings.
We hedge commodity prices associated with a portion of our expected natural gas, NGL and condensate equity volumes in our Gathering and Processing segment. Drilling activity levels vary by geographic area, and we will continue to target our strategy in geographic areas where we expect producer drilling activity.
We believe our contract structure with our producers provides us with significant protection from credit risk since we generally hold the product, sell it and withhold our fees prior to remittance of payments to the producer. Currently, our top 20 producers account for a majority of the total natural gas that we gather and process and of these top 20 producers, 6 have investment grade credit ratings. During February 2021, Winter Storm Uri resulted in lower volumes and abnormally high gas prices in certain regions. Certain counterparty billings during this time remain under dispute and are taking longer to collect than normal.
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

Recent Events
On July 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 13, 2021 to unitholders of record on July 30, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2021 to unitholders of record on September 1, 2021. The Series C distribution will be paid on October 15, 2021 to unitholders of record on October 1, 2021.
On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million borrowing capacity at LIBOR market interest rates plus a margin.

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2021 vs. 2020		Variance Six Months 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$1,917	$1,150	$4,015	$2,508	$767	67%	$1,507	60%
Gathering and Processing	1,314	618	2,628	1,531	696	*	1,097	72%
Inter-segment eliminations	(1,146)	(494)	(2,240)	(1,108)	652	*	1,132	*
Total operating revenues	2,085	1,274	4,403	2,931	811	64%	1,472	50%
Purchases and related costs
Logistics and Marketing	(1,910)	(1,081)	(3,972)	(2,328)	829	77%	1,644	71%
Gathering and Processing	(1,075)	(387)	(2,144)	(900)	688	*	1,244	*
Inter-segment eliminations	1,146	494	2,240	1,108	652	*	1,132	*
Total purchases	(1,839)	(974)	(3,876)	(2,120)	865	89%	1,756	83%
Operating and maintenance expense	(165)	(148)	(314)	(301)	17	11%	13	4%
Depreciation and amortization expense	(93)	(93)	(184)	(192)	—	—%	(8)	(4%)
General and administrative expense	(57)	(51)	(95)	(107)	6	12%	(12)	(11%)
Asset impairments	(20)	—	(20)	(746)	20	*	(726)	*
Other income (expense), net	6	(5)	6	(8)	(11)	*	(14)	*
Loss on sale of assets, net	(1)	—	(1)	—	1	*	1	*
Restructuring costs	—	(9)	—	(9)	(9)	*	(9)	*
Earnings from unconsolidated affiliates (b)	131	125	259	201	6	5%	58	29%
Interest expense	(77)	(71)	(154)	(149)	6	8%	5	3%
Income tax expense	—	—	—	(1)	—	—%	(1)	*
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Net (loss) income attributable to partners	$(31)	$47	$22	$(503)	$(78)	*	$525	*
Other data:
Adjusted gross margin (b):
Logistics and Marketing	$7	$69	$43	$180	$(62)	(90%)	$(137)	(76%)
Gathering and Processing	239	231	484	631	8	3%	(147)	(23%)
Total adjusted gross margin	$246	$300	$527	$811	$(54)	(18%)	$(284)	(35%)

Non-cash commodity derivative mark-to-market	$(136)	$(57)	$(189)	$77	$(79)	*	$(266)	*
NGL pipelines throughput (MBbls/d) (c)	671	676	625	677	(5)	(1%)	(52)	(8%)
Gas pipelines throughput (TBtu/d) (c)	1.01	0.75	1.0	0.75	0.26	35%	0.25	33%
Natural gas wellhead (MMcf/d) (c)	4,338	4,487	4,206	4,713	(149)	(3%)	(507)	(11%)
NGL gross production (MBbls/d) (c)	409	376	385	390	33	9%	(5)	(1%)
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

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Total Operating Revenues — Total operating revenues increased $811 million in 2021 compared to 2020 primarily as a result of the following:
•$767 million increase for our Logistics and Marketing segment primarily due to higher commodity prices and an increase in transportation, processing, and other, partially offset by lower gas and NGL volumes, and unfavorable commodity derivative activity; and
•$696 million increase for our Gathering and Processing segment due to higher commodity prices and an increase in transportation, processing, other, partially offset by unfavorable commodity derivative activity and lower volumes in the South and Permian.
These increases were partially offset by:
•$652 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower NGL and gas sales volumes.
Total Purchases — Total purchases increased $865 million in 2021 compared to 2020 primarily as a result of the following:
•$829 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$688 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$652 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense —Operating and maintenance expense increased in 2021 compared to 2020, primarily as a result of increased base operating costs in the Permian and Midcontinent regions.
General and Administrative Expense — General and administrative expense increased in 2021 compared to 2020, primarily due to increase in employee benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent region and the Logistics and Marketing segment.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement in 2021.
Restructuring Costs — Restructuring costs decreased in 2021 compared to 2020, primarily as a result of our reduction in force in the second quarter of 2020.
Net (Loss) Income Attributable to Partners — Net (loss) income attributable to partners decreased in 2021 compared to 2020 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted Gross margin decreased $54 million in 2021 compared to 2020 primarily as a result of the following:
•$62 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity, decrease in gas pipeline and storage marketing margins due to less favorable commodity spreads, and a decrease of NGL marketing margins, partially offset by an increase in NGL pipeline margins.
This decrease was partially offset by:

•$8 million increase for our Gathering and Processing segment primarily related to higher commodity prices, partially offset by unfavorable commodity derivative activity, lower volumes in the South and Permian regions, and lower margins in the North and Midcontinent regions.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Total Operating Revenues — Total operating revenues increased $1,472 million in 2021 compared to 2020, primarily as a result of the following:
•$1,507 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by lower gas and NGL volumes, and unfavorable commodity derivative activity; and
•$1,097 million increase for our Gathering and Processing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by unfavorable commodity derivative activity, and lower volumes across all regions.
These increases were partially offset by:
•$1,132 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $1,756 million in 2021 compared to 2020, primarily as a result of the following:
•$1,644 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$1,244 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$1,132 million change in inter-segment eliminations, for the reasons discussed above.
General and Administrative Expense — General and administrative expense decreased in 2021 compared to 2020, primarily as a result of reduced headcount and employee benefits.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent and the Logistics and Marketing segment. Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement in 2021.
Restructuring Costs — Restructuring costs decreased in 2021 compared to 2020 primarily as a result of our reduction in force in the second quarter of 2020.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020, partially offset by decline of volumes from third party production on the Sand Hills pipeline in 2021.
Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners increased in 2021 compared to 2020 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $284 million in 2021 compared to 2020, primarily as a result of the following:
•$147 million decrease for our Gathering and Processing segment, primarily as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program, lower base volumes in the South and

Permian regions, lower margins in the DJ Basin due to offload processing fees, lower margins in the Permian and Midcontinent regions, and the negative impact of Winter Storm Uri resulting in producer shut-ins, partially offset by higher commodity pricing; and
•$137 million decrease for our Logistics and Marketing segment, primarily related to decrease of gas pipeline marketing margins due to less favorable commodity spreads, decrease due to unfavorable NGL marketing and storage activity, and a decrease related to Winter Storm Uri, which adversely impacted our gas marketing pipeline assets.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and six months ended June 30, 2021 and 2020, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$72	$70	$134	$148
DCP Southern Hills Pipeline, LLC	22	20	46	40
Gulf Coast Express LLC	15	16	30	32
Front Range Pipeline LLC	9	9	18	20
Texas Express Pipeline LLC	5	5	9	9
Discovery Producer Services LLC (a)	3	1	11	(60)
Mont Belvieu 1 Fractionator	4	3	6	6
Mont Belvieu Enterprise Fractionator	(2)	3	(1)	6
Cheyenne Connector, LLC	1	—	4	—
Other	2	(2)	2	—
Total earnings from unconsolidated affiliates	$131	$125	$259	$201
(a) Includes an other than temporary impairment of $61 million taken on the investment in the first quarter of 2020.
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$87	$90	$139	$169
DCP Southern Hills Pipeline, LLC	30	26	55	48
Gulf Coast Express LLC	20	20	39	41
Front Range Pipeline LLC	10	14	22	26
Texas Express Pipeline LLC	6	6	11	11
Discovery Producer Services LLC	9	5	17	11
Mont Belvieu 1 Fractionator	4	3	6	7
Mont Belvieu Enterprise Fractionator	(1)	3	—	6
Cheyenne Connector, LLC	4	—	8	—
Other	1	—	2	1
Total distributions from unconsolidated affiliates	$170	$167	$299	$320

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	288	—	258	—
Southern Hills pipeline	980	—	128	—	116	—	111	—
Front Range pipeline	450	—	87	—	60	—	58	—
Texas Express pipeline	600	—	37	—	21	—	20	—
Other NGL pipelines (a)	1,100	—	310	—	186	—	178	—
Gulf Coast Express pipeline	500	—	—	500	—	0.46	—	0.47
Guadalupe pipeline	600	—	—	245	—	0.25	—	0.24
Cheyenne Connector	70	—	—	300	—	0.30	—	0.30
Mont Belvieu fractionators	—	2	—	—	—	—	—	—
Pipelines total	5,700	2	895	1,045	671	1.01	625	1.01
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2021 vs. 2020		Variance Six Month 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$1,933	$1,113	$4,258	$2,407	$820	74%	$1,851	77%
Transportation, processing and other	13	11	27	24	2	18%	3	13%
Trading and marketing (losses) gains, net	(29)	26	(270)	77	(55)	*	(347)	*
Total operating revenues	1,917	1,150	4,015	2,508	767	67%	1,507	60%
Purchases and related costs	(1,910)	(1,081)	(3,972)	(2,328)	829	77%	1,644	71%
Operating and maintenance expense	(12)	(9)	(18)	(16)	3	33%	2	13%
Depreciation and amortization expense	(3)	(3)	(6)	(6)	—	—%	—	—%
General and administrative expense	(2)	(1)	(3)	(3)	1	*	—	—%
Asset impairments	(13)	—	(13)	—	13	*	13	*
Other income (expense), net	5	(4)	5	(4)	(9)	*	(9)	*
Earnings from unconsolidated affiliates (a)	127	125	247	262	2	2%	(15)	(6%)
Segment net income attributable to partners	$109	$177	$255	$413	$(68)	(38%)	$(158)	(38%)
Other data:
Segment adjusted gross margin (b)	$7	$69	$43	$180	$(62)	(90%)	$(137)	(76%)
Non-cash commodity derivative mark-to-market	$(35)	$5	$(40)	$47	$(40)	*	$(87)	*
NGL pipelines throughput (MBbls/d) (c)	671	676	625	677	(5)	(1%)	(52)	(8%)
Gas pipelines throughput (TBtu/d) (c)	1.01	0.75	1.0	0.75	0.26	35%	0.25	33%
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

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Total Operating Revenues — Total operating revenues increased $767 million in 2021 compared to 2020, primarily as a result of the following:
• $1,008 increase as a result of higher commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity; and
•$2 million increase in transportation, processing and other.
These increases were partially offset by:
•$188 decrease as a result of lower gas and NGL volumes; and
•$55 million decrease as a result of commodity derivative activity attributable to a $40 million increase in unrealized commodity derivative losses and a decrease in realized cash settlement gains of $15 million due to movements in forward prices of commodities in 2021.
Purchases and Related Costs — Purchases and related costs increased $829 million in 2021 compared to 2020, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to an asset in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement in 2021.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $62 million in 2021 compared to 2020, primarily as a result of the following:
•$55 million decrease as a result of commodity derivative activity as discussed above; and
•$9 million decrease primarily as a result of decreased gas pipeline and storage marketing margins due to less favorable commodity spreads in 2021; and
•$3 million decrease as a result of NGL marketing margins.
These decreases were partially offset by:
•$5 million increase as a result of NGL pipeline margins.
Gas Pipelines Throughput — Gas throughput increased in 2021 compared to 2020, primarily as a result of the Cheyenne Connector pipeline coming online in the second quarter 2020.
Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Total Operating Revenues — Total operating revenues increased $1,507 million in 2021 compared to 2020, primarily as a result of the following:
•$2,390 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$3 million increase in transportation, processing and other.
These increases were partially offset by:
•$539 million decrease as a result of lower gas and NGL volumes; and

•$347 million decrease as a result of commodity derivative activity attributable to an increase in realized cash settlement losses of $260 million and an increase in unrealized commodity derivative losses of $87 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs increased $1,644 million in 2021 compared to 2020, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement in 2021.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $137 million in 2021 compared to 2020, primarily as a result of the following:
•$108 million decrease as a result of gas pipeline marketing margins due to less favorable commodity spreads in 2021, which includes an increase in unrealized derivatives losses of $87 million due to forward price movements of commodities in 2021; and
•$24 million decrease as a result of unfavorable NGL marketing and storage activity in 2021; and
•$5 million decrease as a result of Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, net of a large favorable offset at gas storage margins.
Gas Pipelines Throughput — Gas throughput increased in 2021 compared to 2020, primarily as a result of the Cheyenne Connector pipeline coming online in the second quarter 2020.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,540	145	1,529	140
Midcontinent	6	24,000	1,110	850	74	824	70
Permian	10	15,500	1,200	926	110	892	102
South	8	7,000	1,730	1,022	80	961	73
Total	37	50,000	5,620	4,338	409	4,206	385
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Variance Three Months 2021 vs. 2020		Variance Six Months 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,326	$553	$2,664	$1,266	$773	*	$1,398	*
Transportation, processing and other	112	98	216	197	14	14%	19	10%
Trading and marketing (losses) gains, net	(124)	(33)	(252)	68	(91)	*	(320)	*
Total operating revenues	1,314	618	2,628	1,531	696	*	1,097	72%
Purchases and related costs	(1,075)	(387)	(2,144)	(900)	688	*	1,244	*
Operating and maintenance expense	(146)	(134)	(286)	(276)	12	9%	10	4%
Depreciation and amortization expense	(82)	(82)	(163)	(171)	—	—%	(8)	(5%)
General and administrative expense	(4)	(4)	(8)	(7)	—	—%	1	14%
Asset impairments	(7)	—	(7)	(746)	7	*	(739)	*
Other income (expense), net	1	1	1	(2)	—	—%	(3)	*
Loss on sale of assets, net	(1)	—	(1)	—	1	*	1	*
Earnings (loss) from unconsolidated affiliates (a)	4	—	12	(61)	4	*	73	*
Segment net income (loss)	4	12	32	(632)	(8)	(67%)	664	*
Segment net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)	—	—%	—	—%
Segment net income (loss) attributable to partners	$3	$11	$30	$(634)	$(8)	(73%)	$664	*
Other data:
Segment adjusted gross margin (b)	$239	$231	$484	$631	$8	3%	$(147)	(23%)
Non-cash commodity derivative mark-to-market	$(101)	$(62)	$(149)	$30	(39)	(63%)	$(179)	*
Natural gas wellhead (MMcf/d) (c)	4,338	4,487	4,206	4,713	(149)	(3%)	(507)	(11%)
NGL gross production (MBbls/d) (c)	409	376	385	390	33	9%	(5)	(1%)
* Percentage change is not meaningful.
(a) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities and impairment of $61 million of our equity investment in Discovery

Producer Services LLC in the first quarter of 2020.
(b) Segment adjusted gross margin for each segment consists of total operating revenues for that segment less purchases and related costs for that segment. Please read “Reconciliation of Non-GAAP Measures”.
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Total Operating Revenues — Total operating revenues increased $696 million in 2021 compared to 2020, primarily as a result of the following:
•$794 million increase primarily due to higher commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity; and
•$14 million increase in transportation, processing and other;
These increases were partially offset by:
•$91 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $39 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $52 million; and
•$21 million decrease as a result of lower volumes in the South and Permian regions, partially offset by increased volumes in the North.
Purchases and Related Costs — Purchases and related costs increased $688 million in 2021 compared to 2020, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2021 compared to 2020, primarily as a result of increased base operating costs in the Permian and Midcontinent regions.
Asset Impairments — Asset impairments in 2021 relate to certain long-lived assets in the Midcontinent region that were sold in July 2021.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $8 million in 2021 compared to 2020, primarily as a result of the following:
•$125 million increase as a result of higher commodity prices.
This increase was partially offset by:
•$$91 million decrease as a result of commodity derivative activity as discussed above; and
•$26 million decrease as a result of decreased volumes in South and Permian regions, and lower margins in the North and Midcontinent regions.
Total Wellhead — Natural gas wellhead decreased in 2021 compared to 2020 as a result of base declines and contract expirations in the South, and lower volumes in the Permian, partially offset by increased volumes in the North.
NGL Gross Production — NGL gross production increased in 2021 compared to 2020 primarily as a result of higher ethane recovery across all regions.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Total Operating Revenues — Total operating revenues increased $1,097 million in 2021 compared to 2020, primarily as a result of the following:
•$1,586 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$19 million increase in transportation, processing and other.
These increases were partially offset by:

•$320 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $179 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $141 million; and
•$188 million decrease as a result of lower volumes across all regions.
Purchases and Related Costs — Purchases and related costs increased $1,244 million in 2021 compared to 2020, primarily as a result of the commodity price and volume changes discussed above.
Asset Impairments — Asset impairments in 2021 relate to certain long lived assets in the Midcontinent region that were sold in July 2021. Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill in the North region.
Earnings (Loss) from Unconsolidated Affiliates — Earnings (loss) from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $147 million in 2021 compared to 2020, primarily as a result of the following:
•$251 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program; and
•$90 million decrease due to lower base volumes in the South and Permian regions, and lower margins in the North, Permian, and Midcontinent regions; and
•$35 million decrease as a result of Winter Storm Uri, reflecting reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
These decreases were partially offset by:
•$229 million increase as a result of higher commodity prices.
Total Wellhead — Natural gas wellhead decreased in 2021 compared to 2020 primarily as a result of base declines and contract expirations in the South, lower volumes in Permian and Midcontinent regions, and lower volumes due to impact of Winter Storm Uri.
NGL Gross Production — NGL gross production decreased in 2021 compared to 2020, primarily as a result of lower volumes in the South, Permian, and Midcontinent regions, partially offset by higher ethane recovery across all regions.

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
We believe that commodity prices will remain volatile and volumes may continue to be depressed in the near term due to the COVID-19 pandemic and its impact on the global economy. We anticipate this will have an indirect impact on our leverage. While we have taken significant actions to mitigate the impact of the effects resulting of the COVID-19 pandemic and reduce our debt, our leverage may increase as a result of the current economic environment.
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

Credit Agreement — As of June 30, 2021, we had unused borrowing capacity of $780 million, net of $618 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which at least $780 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date. As of July 30, 2021, we had unused borrowing capacity of $873 million, net of $525 million of outstanding borrowings and $2 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of June 30, 2021, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin. On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million borrowing capacity at LIBOR market interest rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate amount of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the six months ended June 30, 2021, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $80 million and $87 million as of June 30, 2021 and December 31, 2020, respectively;
•Balances related to debt of $5.392 billion and $5.273 billion as of June 30, 2021 and December 31, 2020, respectively; and
•Interest expense, net of $76 million and $71 million for the three months ended June 30, 2021 and 2020, respectively, and $152 million and $146 million for the six months ended June 30, 2021 and 2020, respectively.

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
When we enter into commodity swap contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Higher commodity prices during the period increased the amounts of collateral the Company was required to post at June 30, 2021.
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which have negatively impacted working capital at June 30, 2021. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $286 million and $613 million as of June 30, 2021 and December 31, 2020, respectively, driven by current maturities of long term debt of $354 million and $505 million, respectively. We had a net derivative working capital deficit of $90 million as of June 30, 2021 and surplus of $7 million as of December 31, 2020.
As of June 30, 2021, we had $5 million in cash and cash equivalents, of which $1 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Six Months Ended June 30,
	2021	2020
	(millions)
Net cash provided by operating activities	$68	$523
Net cash used in investing activities	$(41)	$(192)
Net cash used in financing activities	$(77)	$(305)

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
Operating Activities — Net cash provided by operating activities decreased $455 million in 2021 compared to the same period in 2020. The changes in net cash provided by operating activities are attributable to our net income (loss) adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. At June 30, 2021 a substantial portion of this is due to increased collateral cash deposits to fund margin requirements on open positions on commodities exchanges that we enter into to mitigate a portion of our natural gas and NGL price risk. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $151 million in 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures due to completed capital projects and lower investments in unconsolidated affiliates.
Financing Activities — Net cash used in financing activities decreased $228 million in 2021 compared to the same period in 2020, primarily as a result of lower distributions and higher net proceeds of debt in the first quarter of 2021.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $163 million and $243 million during the six months ended June 30, 2021 and 2020, respectively.
On July 20, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on August 13, 2021 to unitholders of record on July 30, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on September 15, 2021 to unitholders of record on September 1, 2021. The Series C distribution will be paid on October 15, 2021 to unitholders of record on October 1, 2021.
We expect to continue to use cash provided by operating activities for the payment of distributions to our unitholders. See Note 12. “Partnership Equity and Distributions” in the Notes to the Condensed Consolidated Financial Statements in Item 1. “Financial Statements.”

Total Contractual Cash Obligations
A summary of our total contractual cash obligations as of June 30, 2021, was as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
	(millions)
Debt (a)	$7,511	$619	$973	$1,246	$4,673
Finance lease obligations	30	3	10	8	9
Operating lease obligations	114	14	51	25	24
Purchase obligations (b)	12,219	2,062	3,957	2,913	3,287
Other long-term liabilities (c)	162	—	27	16	119
Total	$20,036	$2,698	$5,018	$4,208	$8,112

(a) Includes interest payments on debt securities that have been issued. These interest payments are $269 million, $473 million, $421 million, and $1,573 million for less than one year, one to three years, three to five years, and thereafter, respectively.
(b) Our purchase obligations are contractual obligations and include purchase orders and non-cancelable construction agreements for capital expenditures, various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including gas supply, long-term fractionation and transportation agreements. For contracts where the price paid is based on an index or other market-based rates, the amount is based on the forward market prices or current market rates as of June 30, 2021. Purchase obligations exclude accounts payable, accrued taxes and other current liabilities recognized in the condensed consolidated balance sheets. Purchase obligations also exclude current and long-term unrealized losses on derivative instruments included in the condensed consolidated balance sheets, which represent the current fair value of various derivative contracts and do not represent future cash purchase obligations. These contracts may be settled financially at the difference between the future market price and the contractual price and may result in cash payments or cash receipts in the future, but generally do not require delivery of physical quantities of the underlying commodity. In addition, many of our gas purchase contracts include short and long-term commitments to purchase produced gas at market prices. These contracts, which have no minimum quantities, are excluded from the table.
(c) Other long-term liabilities include asset retirement obligations, long-term environmental remediation liabilities, gas purchase liabilities and other miscellaneous liabilities recognized in the June 30, 2021 condensed consolidated balance sheet. The table above excludes non-cash obligations as well as $43 million of Executive Deferred Compensation Plan contributions and $11 million of long-term incentive plans as the amount and timing of any payments are not subject to reasonable estimation.
Off-Balance Sheet Obligations
As of June 30, 2021, we had no items that were classified as off-balance sheet obligations.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$2,085	$1,274	$4,403	$2,931
Cost of revenues
Purchases and related costs	1,540	723	3,303	1,595
Purchases and related costs from affiliates	47	21	102	57
Transportation and related costs from affiliates	252	230	471	468
Depreciation and amortization expense	93	93	184	192
Gross margin	153	207	343	619
Depreciation and amortization expense	93	93	184	192
Adjusted gross margin	$246	$300	$527	$811

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$1,917	$1,150	$4,015	$2,508
Cost of revenues
Purchases and related costs	1,910	1,081	3,972	2,328
Depreciation and amortization expense	3	3	6	6
Segment gross margin	4	66	37	174
Depreciation and amortization expense	3	3	6	6
Segment adjusted gross margin	$7	$69	$43	$180

Gathering and Processing segment:
Operating revenues	$1,314	$618	$2,628	$1,531
Cost of revenues
Purchases and related costs	1,075	387	2,144	900
Depreciation and amortization expense	82	82	163	171
Segment gross margin	157	149	321	460
Depreciation and amortization expense	82	82	163	171
Segment adjusted gross margin	$239	$231	$484	$631

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$109	$177	$255	$413
Non-cash commodity derivative mark-to-market	35	(5)	40	(47)
Depreciation and amortization expense, net of noncontrolling interest	3	3	6	6
Distributions from unconsolidated affiliates, net of earnings	34	37	35	47
Asset impairments	13	—	13	—
Other expense	—	1	—	2
Adjusted segment EBITDA	$194	$213	$349	$421

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$3	$11	$30	$(634)
Non-cash commodity derivative mark-to-market	101	62	149	(30)
Depreciation and amortization expense, net of noncontrolling interest	80	81	161	170
Asset impairments	7	—	7	746
Distributions from unconsolidated affiliates, net of earnings	5	5	5	72
Other (income) expense	1	(1)	1	2
Adjusted segment EBITDA	$197	$158	$353	$326

(a) We recognized no lower of cost or net realizable value adjustment for the three and six months ended June 30, 2021, respectively. We recognized $2 million and $6 million of lower of cost or net realizable value adjustments for the three and six months ended June 30, 2020, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended June 30, 2021 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of July 30, 2021 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
July 2021 — December 2022	Natural Gas	(143,333) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.35-$3.18/MMBtu
January 2023 — December 2023	Natural Gas	(12,500) MMBtu/d	NYMEX Final Settlement Price (a)	$2.80-$2.93/MMBtu
July 2021 — December 2021	NGLs	(11,416) Bbls/d (d)	Mt.Belvieu (b)	$.53-$.68/Gal
January 2022 — December 2022	NGLs	(9,378) Bbls/d (d)	Mt.Belvieu (b)	$.54-$.94/Gal
July 2021 — February 2022	Crude Oil	(5,961) Bbls/d (d)	NYMEX crude oil futures (c)	$45.46-$65.56/Bbl
March 2022 — February 2023	Crude Oil	(4,445) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$65.56/Bbl
March 2023 — December 2023	Crude Oil	(981) Bbls/d (d)	NYMEX crude oil futures (c)	$60.37-$60.79/Bbl
(a) NYMEX final settlement price for natural gas futures contracts (NG).
(b) The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d) Average Bbls/d per time period.
(e) Average MMBtu/d per time period.
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of June 30, 2021:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

June 30, 2021	Natural Gas	8,357,288	MMBtu	$21	$2.47/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

July 2021 — October 2021	Natural Gas	(19,562,500)	MMBtu	$(10)	$2.74-$3.72/MMBtu
July 2021 — October 2021	Natural Gas	11,052,500	MMBtu	$4	$2.84-$3.56/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of June 30, 2021:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
July 2021 — December 2024	Natural Gas	(123,682,500)	MMBtu	$(10)	$0.05-$0.18/MMBtu
July 2021 — December 2025	Natural Gas	135,132,500	MMBtu	$7	$0.40-$0.81/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

10.1	*
Third Amendment to Receivables Financing Agreement, dated April 22, 2021, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National Association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as Structuring Agent (attached as Exhibit 10.4 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 4, 2021).

10.2	*
Fourth Amendment to Receivables Financing Agreement, dated August 2, 2021, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National Association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as Structuring Agent (attached as Exhibit 10.5 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 4, 2021).

22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and six months ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: August 5, 2021	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)