Form 10-Q
period 2021-09-30
DCP Midstream, LP
filed 2021-11-03
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, there were 208,373,672 common units representing limited partnership interests outstanding.
1

DCP MIDSTREAM, LP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021
 `

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our $1.4 billion unsecured revolving credit facility, maturing December 9, 2024
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
OPIS	Oil Price Information Service
Railroad Commission	the Railroad Commission of Texas
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, and in our Annual Report on Form 10-K for the year ended December 31, 2020, including the following risks and uncertainties:

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
iii

PART I
Item 1. Financial Statements

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$3	$52

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	1,045	572
Affiliates	484	238
Other	17	10
Inventories	58	38
Unrealized gains on derivative instruments	141	63
Collateral cash deposits	231	14
Other	22	21
Total current assets	2,001	1,008
Property, plant and equipment, net	7,775	7,993
Intangible assets, net	41	44
Investments in unconsolidated affiliates	3,577	3,641
Unrealized gains on derivative instruments	13	16
Operating lease assets	93	85
Other long-term assets	196	170
Total assets	$13,696	$12,957
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,037	$536
Affiliates	246	161
Other	13	23
Current debt	355	505
Unrealized losses on derivative instruments	321	56
Accrued interest	72	85
Accrued taxes	71	59
Accrued wages and benefits	50	70
Capital spending accrual	3	4
Other	118	122
Total current liabilities	2,286	1,621
Long-term debt	5,325	5,119
Unrealized losses on derivative instruments	48	7
Deferred income taxes	30	30
Operating lease liabilities	81	76
Other long-term liabilities	260	243
Total liabilities	8,030	7,096
Commitments and contingent liabilities (see note 14)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	499	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,373,672 and 208,351,528 common units authorized, issued and outstanding, respectively)	4,885	5,090
Accumulated other comprehensive loss	(6)	(7)
Total partners’ equity	5,640	5,834
Noncontrolling interests	26	27
Total equity	5,666	5,861
Total liabilities and equity	$13,696	$12,957

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,935	$1,204	$5,395	$3,378
Sales of natural gas, NGLs and condensate to affiliates	921	262	2,143	653
Transportation, processing and other	144	109	387	330
Trading and marketing (losses) gains, net	(173)	11	(695)	156
Total operating revenues	2,827	1,586	7,230	4,517
Operating costs and expenses:
Purchases and related costs	2,181	944	5,484	2,539
Purchases and related costs from affiliates	81	32	183	89
Transportation and related costs from affiliates	249	242	720	710
Operating and maintenance expense	168	146	482	447
Depreciation and amortization expense	89	92	273	284
General and administrative expense	63	66	158	173
Asset impairments	—	—	20	746
Other expense (income), net	2	4	(4)	12
Loss on sale of assets, net	—	—	1	—
Restructuring costs	—	—	—	9
Total operating costs and expenses	2,833	1,526	7,317	5,009
Operating (loss) income	(6)	60	(87)	(492)
Earnings from unconsolidated affiliates	134	130	393	331
Interest expense, net	(73)	(77)	(227)	(226)
Income (loss) before income taxes	55	113	79	(387)
Income tax expense	—	(1)	—	(2)
Net income (loss)	55	112	79	(389)
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Net income (loss) attributable to partners	54	111	76	(392)
Series A preferred limited partners' interest in net income	(9)	(9)	(28)	(28)
Series B preferred limited partners' interest in net income	(4)	(3)	(10)	(9)
Series C preferred limited partners' interest in net income	(3)	(3)	(7)	(7)
Net income (loss) allocable to limited partners	$38	$96	$31	$(436)
Net income (loss) per limited partner unit — basic and diluted	$0.18	$0.46	$0.15	$(2.09)
Weighted-average limited partner units outstanding — basic	208.4	208.3	208.4	208.3
Weighted-average limited partner units outstanding — diluted	208.7	208.7	208.6	208.3
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Net income (loss)	$55	$112	$79	$(389)
Other comprehensive income:
Total other comprehensive income	1	—	1	—
Total comprehensive income (loss)	56	112	80	(389)
Total comprehensive income attributable to noncontrolling interests	(1)	(1)	(3)	(3)
Total comprehensive income (loss) attributable to partners	$55	$111	$77	$(392)
See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2021	2020
	(millions)
OPERATING ACTIVITIES:
Net income (loss)	$79	$(389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	273	284
Earnings from unconsolidated affiliates	(393)	(331)
Distributions from unconsolidated affiliates	462	489
Net unrealized losses (gains) on derivative instruments	296	(66)
Asset impairments	20	746
Other, net	13	27
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(726)	185
Inventories	(20)	13
Accounts payable	576	(230)
Other assets and liabilities	(325)	63
Net cash provided by operating activities	255	791
INVESTING ACTIVITIES:
Capital expenditures	(69)	(125)
Investments in unconsolidated affiliates	(4)	(107)
Distributions from unconsolidated affiliates	—	5
Proceeds from sale of assets	—	2
Net cash used in investing activities	(73)	(225)
FINANCING ACTIVITIES:
Proceeds from debt	3,380	3,958
Payments of debt	(3,332)	(4,137)
Distributions to preferred limited partners	(35)	(34)
Distributions to limited partners and general partner	(244)	(325)
Distributions to noncontrolling interests	(4)	(3)
Debt issuance costs	—	(8)
Other	—	(1)
Net cash used in financing activities	(235)	(550)
Net change in cash, cash equivalents and restricted cash	(53)	16
Cash, cash equivalents and restricted cash, beginning of period	56	1
Cash, cash equivalents and restricted cash, end of period	$3	$17

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2021	September 30, 2020
Cash and cash equivalents	$3	$14
Restricted cash included in other current assets	—	3
Total cash, cash equivalents, and restricted cash	$3	$17

See accompanying notes to condensed consolidated financial statements.

DCP MIDSTREAM, LP
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(unaudited)

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2021	$489	$156	$106	$5,090	$(7)	$27	$5,861
Net income	9	3	2	39	—	1	54
Distributions to unitholders	—	(3)	(2)	(81)	—	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	4	—	—	4
Balance, March 31, 2021	$498	$156	$106	$5,052	$(7)	$27	$5,832
Net income (loss)	10	3	2	(46)	—	1	(30)
Distributions to unitholders	(18)	(3)	(2)	(82)	—	—	(105)
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Equity based compensation	—	—	—	1	—	—	1
Balance, June 30, 2021	$490	$156	$106	$4,925	$(7)	$27	$5,697
Net income	9	4	3	38	—	1	55
Other comprehensive income	—	—	—	—	1	—	1
Distributions to unitholders	—	(4)	(3)	(81)	—	—	(88)
Distributions to noncontrolling interests	—	—	—	—	—	(2)	(2)
Equity based compensation	—	—	—	3	—	—	3
Balance, September 30, 2021	$499	$156	$106	$4,885	$(6)	$26	$5,666
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
Three and Nine Months Ended September 30, 2021 and 2020
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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of September 30, 2021, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
These unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the SEC. Accordingly, these condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective interim periods. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from these interim financial statements pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. Results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the 2020 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Three Months Ended September 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$895	$715	$(695)	$915
Sales of NGLs and condensate (a)	1,768	1,139	(966)	1,941
Transportation, processing and other	19	126	(1)	144
Trading and marketing losses, net (b)	(14)	(159)	—	(173)
Total operating revenues	$2,668	$1,821	$(1,662)	$2,827

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

	Nine Months Ended September 30, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$2,625	$1,832	$(1,673)	$2,784
Sales of NGLs and condensate (a)	4,296	2,686	(2,228)	4,754
Transportation, processing and other	46	342	(1)	387
Trading and marketing losses, net (b)	(284)	(411)	—	(695)
Total operating revenues	$6,683	$4,449	$(3,902)	$7,230
(a)    Includes $589 million and $1,473 million for the three and nine months ended September 30, 2021, respectively, of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment. For the three and nine months ended September 30, 2021, these revenues are net of $741 million and $1,692 million, respectively, of buy-sell purchases related to buy-sell revenues of $786 million and $1,867 million, respectively, which are not within the scope of FASB ASU 2014-09 "Revenue from Contractors with Customer" ("Topic 606").
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
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $467 million as of September 30, 2021. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of four years as of September 30, 2021. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

3. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our condensed consolidated balance sheets.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
The following table summarizes changes in contract liabilities included in our condensed consolidated balance sheets:

September 30,
2021
(millions)
Balance, beginning of period	$35
Revenue recognized (a)	(2)
Balance, end of period	$33
(a) Deferred revenue recognized is included in transportation, processing and other on the condensed consolidated statement of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$39	$39	$116	$121
General and administrative expense	$44	$43	$109	$113
Restructuring costs	$—	$—	$—	$9
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$893	$247	$2,066	$616
Purchases and related costs from affiliates	$45	$15	$94	$52
Transportation and related costs from affiliates	$39	$26	$113	$70
Operating and maintenance and general administrative expenses	$3	$4	$9	$10
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$—	$1	$4	$2
Purchases and related costs from affiliates	$12	$2	$27	$2
Transportation and related costs from affiliates	$1	$1	$1	$1
Operating and maintenance and general administrative expenses	$1	$—	$1	$1
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$28	$14	$73	$35
Transportation, processing, and other to affiliates	$3	$3	$13	$9
Purchases and related costs from affiliates	$24	$15	$62	$35
Transportation and related costs from affiliates	$209	$215	$606	$639

 We had balances with affiliates as follows:

	September 30, 2021	December 31, 2020
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$457	$217
Accounts payable	$158	$89
Other assets	$1	$1
Enbridge (including its affiliates):
Accounts payable	$4	$2
Unconsolidated affiliates:
Accounts receivable	$27	$21
Accounts payable	$84	$70

5. Inventories
Inventories were as follows:

	September 30, 2021	December 31, 2020
	(millions)
Natural gas	$29	$18
NGLs	29	20
Total inventories	$58	$38

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the condensed consolidated statements of operations. We recognized no lower of cost or net realizable value adjustments for the three and nine months

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
ended September 30, 2021 . We recognized zero and $6 million of lower of cost or net realizable value adjustments for the three and nine months ended September 30, 2020.

6. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	September 30, 2021	December 31, 2020
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,660	$7,680
Processing, storage and terminal facilities	35 — 60 Years	5,059	4,986
Other	3 — 30 Years	585	585
Finance lease assets	2 — 5 Years	28	25
Construction work in progress		87	144
Property, plant and equipment		13,419	13,420
Accumulated depreciation		(5,644)	(5,427)
Property, plant and equipment, net		$7,775	$7,993
There were no construction projects with capitalized interest during the three months ended September 30, 2021. Capitalized interest on construction projects was $1 million for the three months ended September 30, 2020, and $1 million and $3 million for the nine months ended September 30, 2021 and 2020, respectively.
Depreciation expense was $88 million and $90 million for the three months ended September 30, 2021 and 2020, respectively, and $269 million and $279 million for the nine months ended September 30, 2021 and 2020, respectively.

7. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	September 30, 2021	December 31, 2020
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,707	$1,723
DCP Southern Hills Pipeline, LLC	66.67%	721	734
Gulf Coast Express LLC	25.00%	425	436
Front Range Pipeline LLC	33.33%	193	198
Texas Express Pipeline LLC	10.00%	94	97
Discovery Producer Services LLC	40.00%	231	244
Mont Belvieu 1 Fractionator	20.00%	7	7
Mont Belvieu Enterprise Fractionator	12.50%	27	26
Cheyenne Connector, LLC	50.00%	149	152
Panola Pipeline Company, LLC	15.00%	20	21
Other	Various	3	3
Total investments in unconsolidated affiliates		$3,577	$3,641

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$68	$73	$202	$221
DCP Southern Hills Pipeline, LLC	21	19	67	59
Gulf Coast Express LLC	16	17	46	49
Front Range Pipeline LLC	10	9	28	29
Texas Express Pipeline LLC	5	4	14	13
Discovery Producer Services LLC (a)	2	(3)	13	(63)
Mont Belvieu 1 Fractionator	6	3	12	9
Mont Belvieu Enterprise Fractionator	2	4	1	10
Cheyenne Connector, LLC	4	3	8	3
Other	—	1	2	1
Total earnings from unconsolidated affiliates	$134	$130	$393	$331
(a) In 2020, we recognized an impairment of $61 million on our equity investment in Discovery Producer Services LLC.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Statements of operations:
Operating revenue	$535	$523	$1,552	$1,560
Operating expenses	$231	$196	$631	$572
Net income	$303	$326	$917	$985

	September 30, 2021	December 31, 2020
	(millions)
Balance sheets:
Current assets	$384	$355
Long-term assets	7,331	7,510
Current liabilities	(208)	(177)
Long-term liabilities	(253)	(258)
Net assets	$7,254	$7,430

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
Three and Nine Months Ended September 30, 2021 and 2020
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
The following table presents the financial instruments carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by condensed consolidated balance sheet caption and by valuation hierarchy, as described above:

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$58	$83	$—	$141	$21	$42	$—	$63
Short-term investments (a)	$2	$1	$—	$3	$—	$—	$—	$—
Long-term assets:
Commodity derivatives	$3	$7	$3	$13	$1	$13	$2	$16
Investments in marketable securities (a)	$31	$—	$—	$31	$22	$1	$—	$23
Current liabilities:
Commodity derivatives	$(90)	$(226)	$(5)	$(321)	$(19)	$(34)	$(3)	$(56)
Long-term liabilities:
Commodity derivatives	$(7)	$(38)	$(3)	$(48)	$—	$(6)	$(1)	$(7)
(a) $3 million and $4 million recorded within "other" current assets and $31 million and $19 million recorded within "Other long-term assets" as of September 30, 2021 and December 31, 2020, respectfully.
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Three months ended September 30, 2021 (a):
Beginning balance	$1	$1	$(9)	$(5)
Net unrealized gains (losses) included in earnings	1	2	(10)	2
Transfers out of Level 3	(2)	—	12	—
Settlements	—	—	2	—
Ending balance	$—	$3	$(5)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$2	$(3)	$2
Three months ended September 30, 2020 (a):
Beginning balance	$1	$—	$(3)	$(4)
Net unrealized (losses) gains included in earnings	(1)	4	(1)	3
Transfers out of Level 3	—	—	2	—
Settlements	—	—	1	—
Ending balance	$—	$4	$(1)	$(1)
Net unrealized gains on derivatives still held included in earnings	$—	$4	$1	$3

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Nine months ended September 30, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) included in earnings	—	1	(16)	(3)
Transfers out of Level 3	—	—	9	1
Settlements	—	—	5	—
Ending balance	$—	$3	$(5)	$(3)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$1	$(5)	$(3)
Nine months ended September 30, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized (losses) gains included in earnings	(1)	8	8	2
Transfers out of Level 3	—	(4)	—	—
Settlements	(3)	—	(8)	—
Ending balance	$—	$4	$(1)	$(1)
Net unrealized (losses) gains on derivatives still held included in earnings	$(2)	$4	$(1)	$1
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the three and nine months ended September 30, 2021 and 2020.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
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

	September 30, 2021
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
Natural gas	$3	Market approach	Longer dated forward curve prices	$2.24-$3.40	$2.71	Per MMBtu
Liabilities
NGLs	$(6)	Market approach	Longer dated forward curve prices	$0.33-$1.75	$0.92	Per gallon
Natural gas	$(2)	Market approach	Longer dated forward curve prices	$2.24-$3.30	$2.50	Per MMBtu
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
During the nine months ended September 30, 2021 we recognized a $7 million impairment associated with certain assets in the Midcontinent region of our Gathering and Processing segment that were sold in July 2021, and determined that a triggering event occurred due to a negative outlook for long-term volume forecasts for an asset in our Logistics and Marketing segment resulting in an impairment of $13 million. During the nine months ended September 30, 2020, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment and an impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”).
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

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of September 30, 2021 and December 31, 2020, the carrying value and fair value of our total debt, including current maturities, were as follows:

	September 30, 2021		December 31, 2020
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,687	$6,274	$5,635	$5,938
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

	Location in Condensed Consolidated Balance Sheet	As of
		September 30, 2021	December 31, 2020
		(millions)
Assets
Operating lease assets	Operating lease assets	$93	$85
Finance lease assets	Property, plant and equipment	28	25
Total right of use assets		$121	$110

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$26	$24
Finance lease liabilities	Current debt	5	5
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$81	$76
Finance lease liabilities	Long-term debt	21	22
Total lease liabilities		$133	$127
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
The components of lease expense are as follows:

	Location in Condensed Consolidated Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(millions)
Operating lease cost	Operating and maintenance expense	$7	$7	$21	$21
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	1	1	2	2
Interest on lease liabilities	Interest expense	1	1	1	1
Variable lease cost	Operating and maintenance expense	1	2	3	5
Short term lease cost	Operating and maintenance expense	1	1	2	3
Total lease cost		$11	$12	$29	$32

Maturities of operating and finance lease liabilities under non-cancelable leases as of September 30, 2021 are as follows:

	Future Minimum Lease Payments as of September 30, 2021
	Operating Leases	Finance Leases
	(millions)
2021 - remainder	$7	$2
2022	29	6
2023	26	6
2024	17	7
2025	13	3
Thereafter	26	9
Total lease payments	$118	$33
Less imputed interest	(11)	(7)
Total lease liabilities	$107	$26

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
As of September 30, 2021, the Company had minimum commitments related to additional operating lease contracts for which the commencement date has not yet been reached, primarily for an office lease, of approximately $19 million.
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
	2021	2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23	$20
Operating cash flows from finance leases	3	3
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for operating lease obligations:	$26	$6
Right-of-use assets obtained in exchange for finance lease obligations:	$3	$5

Other information related to operating leases as follows:
Weighted average remaining lease term	5 years	6 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	4 years	5 years
Weighted average discount rate	3.00%	3.00%

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
10. Debt

	September 30, 2021	December 31, 2020
	(millions)
Senior notes:
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	$—	$500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Credit agreement:
Revolving credit facility, variable interest rate of 1.440% as of September 30, 2021, due December 2024	552	—
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 0.980% as of September 30, 2021, due August 2024	350	350
Fair value adjustments related to interest rate swap fair value hedges (a)	16	17
Unamortized issuance costs	(33)	(38)
Unamortized discount, net	(6)	(7)
Finance lease liabilities	26	27
Total debt	5,680	5,624
Current finance lease liabilities	5	5
Current debt	350	500
Total long-term debt	$5,325	$5,119
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
Senior Notes Redemption
On June 30, 2021, we repaid, at par, prior to maturity all $500 million aggregate principal amount outstanding of our 4.75% Senior Notes due September 2021 using borrowings under our revolving credit facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
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
As of September 30, 2021, we had unused borrowing capacity of $846 million, net of $552 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which $846 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
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
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of September 30, 2021, DCP Receivables had approximately $963 million of our accounts receivable securing borrowings of $350 million under the Securitization Facility.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

The maturities of our debt as of September 30, 2021 are as follows:

Debt Maturities
(millions)
2021	$—
2022	350
2023	500
2024	902
2025	825
Thereafter	3,100
Total debt	$5,677

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
Collateral
As of September 30, 2021, we had cash deposits of $231 million, included in collateral cash deposits in our condensed consolidated balance sheets. Additionally, as of September 30, 2021, we held letters of credit of $103 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
Physical forward contracts and financial derivatives are cash settled at the expiration of the contract term. These transactions are generally subject to specific credit provisions within the contracts that would allow the seller, at its discretion, to suspend deliveries, cancel agreements or continue deliveries to the buyer after the buyer provides security for payment satisfactory to the seller.
Offsetting
Certain of our financial derivative instruments are subject to a master netting or similar arrangement, whereby we may elect to settle multiple positions with an individual counterparty through a single net payment. Each of our individual derivative instruments are presented on a gross basis on the condensed consolidated balance sheets, regardless of our ability to net settle our positions. Instruments that are governed by agreements that include net settle provisions allow final settlement, when presented with a termination event, of outstanding amounts by extinguishing the mutual debts owed between the parties in exchange for a net amount due. We have trade receivables and payables associated with derivative instruments, subject to master netting or similar agreements, which are not included in the table below. The following summarizes the gross and net amounts of our derivative instruments:

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

	September 30, 2021			December 31, 2020
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$154	$—	$154	$79	$—	$79
Liabilities:
Commodity derivatives	$(369)	$—	$(369)	$(63)	$—	$(63)

 Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our condensed consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of September 30, 2021 and December 31, 2020.

Balance Sheet Line Item	September 30, 2021	December 31, 2020	Balance Sheet Line Item	September 30, 2021	December 31, 2020
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$141	$63	Unrealized losses on derivative instruments — current	$(321)	$(56)
Unrealized gains on derivative instruments — long-term	13	16	Unrealized losses on derivative instruments — long-term	(48)	(7)
Total	$154	$79	Total	$(369)	$(63)
The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2021:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Losses reclassified from AOCI to earnings — effective portion	1	—	—	1
Net deferred (losses) gains in AOCI (ending balance)	$(1)	$(6)	$1	$(6)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	$—	$—
(a) Relates to Discovery, an unconsolidated affiliate.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the nine months ended September 30, 2021:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Losses reclassified from AOCI to earnings — effective portion	1	—	—	1
Net deferred (losses) gains in AOCI (ending balance)	$(1)	$(6)	$1	$(6)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	$—	$—
(a) Relates to Discovery, an unconsolidated affiliate.

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the three months ended September 30, 2020:

	Interest Rate Cash Flow Hedges	Commodity Cash Flow Hedges	Foreign Currency Cash Flow Hedges (a)	Total
	(millions)
Net deferred (losses) gains in AOCI (beginning balance)	$(2)	$(6)	$1	$(7)
Net deferred (losses) gains in AOCI (ending balance)	$(2)	$(6)	$1	$(7)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)	$—	—	$(1)

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
For the nine months ended September 30, 2021 and 2020, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the condensed consolidated statements of operations. The following summarizes these amounts and the location within the condensed consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)		(millions)
Realized (losses) gains	$(66)	$22	$(399)	$90
Unrealized (losses) gains	(107)	(11)	(296)	66
Trading and marketing (losses) gains, net	$(173)	$11	$(695)	$156
We do not have any derivative financial instruments that are designated as a hedge of a net investment.
The following tables represent, by commodity type, our net long or short positions that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the tables below.

	September 30, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Long (Short) Position (Bbls)	Net (Short) Long Position (MMBtu)
2021	(405,000)	(31,457,300)	168,546	(2,245,000)
2022	(1,286,000)	(59,980,200)	(8,817,555)	(2,362,500)
2023	(446,000)	912,500	(1,296,000)	(13,605,000)
2024	—	—	(1,446,000)	1,380,000
2025	—	—	(1,440,000)	21,020,000
2026	—	—	(1,080,000)	457,500

	September 30, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2020	(253,000)	(14,287,500)	(932,160)	5,600,000
2021	(791,000)	(65,332,500)	(8,471,590)	(735,000)
2022	(43,000)	(21,900,000)	(1,486,842)	12,775,000
2023	—	—	(1,440,000)	7,300,000
2024	—	—	(1,440,000)	7,630,000
2025	—	—	(960,000)	1,365,000

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
12. Partnership Equity and Distributions
Common Units — During the nine months ended September 30, 2021 and 2020, we issued no common units pursuant to our at-the-market program. As of September 30, 2021, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of September 30, 2021.
Distributions — The following table presents our cash distributions paid in 2021 and 2020:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
August 13, 2021	$0.39	$81
May 14, 2021	$0.39	$82
February 12, 2021	$0.39	$81
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162

Distributions to Series A Preferred unitholders
June 15, 2021	$36.8750	$18
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18

Distributions to Series B Preferred unitholders
September 15, 2021	$0.4922	$4
June 15, 2021	$0.4922	$3
March 15, 2021	$0.4922	$3
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3

Distributions to Series C Preferred unitholders
July 15, 2021	$0.4969	$2
April 15, 2021	$0.4969	$2
January 15, 2021	$0.4969	$2
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
13. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted during 2021 and 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 319,350 restricted phantom units outstanding as of September 30, 2020 that were not included in the calculation of diluted net loss per unit for the nine months ended September 30, 2020 because including them would have been anti-dilutive.
Basic and diluted net income per limited partner unit was calculated as follows for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions, except per unit amounts)

Net income (loss) attributable to limited partners	$38	$96	$31	$(436)
Weighted average limited partner units outstanding, basic	208,368,605	208,342,746	208,363,754	208,334,185
Dilutive effects of nonvested restricted phantom units	291,364	319,350	188,470	—
Weighted average limited partner units outstanding, diluted	208,659,969	208,662,096	208,552,224	208,334,185
Net income (loss) per limited partner unit, basic and diluted	$0.18	$0.46	$0.15	$(2.09)

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
Three and Nine Months Ended September 30, 2021 and 2020
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
The following pending proceedings involve governmental authorities as a party under federal, state, and local laws regulating the discharge of materials into the environment. We have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more. It is not possible for us to predict the final outcome of these pending proceedings; however, we do not expect the outcome of one or more of these proceedings to have a material adverse effect on our results of operations, financial position, or cash flows:

•In June 2020, the New Mexico Environment Department (the "NMED") issued an Administrative Compliance Order (the "June ACO") alleging that emissions at several of our field compression sites exceeded respective air permit limits or requirements during various instances of what we reported were facility upsets, malfunctions, startups or shutdowns from 2018 through the first half of 2019. The June ACO asserts an administrative civil penalty of approximately $5.3 million. Separately, in August 2020, the NMED issued an Administrative Compliance Order (the "August ACO" and, together with the June ACO, the "ACOs") alleging that emissions at four of our natural gas processing plants exceeded respective air permit limits or requirements during various instances also what were instances of facility upsets, malfunctions, startups or shutdowns from May of 2017 through August 2018, and asserting an administrative civil penalty of approximately $3.3 million for those emissions events during the stated period of time. We formally challenged the allegations and asserted penalties of the ACOs based on legal limitations, including that emissions that exceed permit limits or requirements due to facility upset, malfunction, startup, and shutdown events are not subject to civil penalties under New Mexico law. We formally responded to the ACOs and engaged in information exchanges and discussions with NMED about the propriety of the allegations and asserted penalties. In September 2021, we resolved the ACOs in a Settlement Agreement with the NMED for an administrative civil penalty of $950,000, certain reporting and flare operation requirements at our New Mexico gas plants, and an agreement to retire the gas processing elements and equipment at our Eunice Gas Plant in Lea County, New Mexico.

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

•In 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants, which we had self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit; while the revised air permit was issued in May 2019, this matter remains unresolved. Subsequently, in July 2020 CDPHE issued a Notice of Violation in relation to amine treater emissions at this gas processing plant, which we had self-disclosed to CDPHE in April 2020. We are still exchanging information and holding discussions with CDPHE as to this and the foregoing flare-related enforcement matter, including possible settlement terms, although these matters, which have since been combined, may end up in formal legal proceedings. It is possible that resolution of this matter may include an administrative penalty and economic benefit payment, further revising the facility air permit, or installation of emissions management equipment, or a combination of these, that could, in the aggregate, exceed the disclosure threshold amount described above, although we do not believe that resolution of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
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
The following tables set forth our segment information:
Three Months Ended September 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$2,668	$1,821	$—	$(1,662)	$2,827
Adjusted gross margin (a)	$35	$281	$—	$—	$316
Operating and maintenance expense	(11)	(157)	—	—	(168)
General and administrative expense	(1)	(4)	(58)	—	(63)
Depreciation and amortization expense	(3)	(80)	(6)	—	(89)
Other expense, net	—	(2)	—	—	(2)
Earnings from unconsolidated affiliates	133	1	—	—	134
Interest expense	—	—	(73)	—	(73)
Net income (loss)	$153	$39	$(137)	$—	$55
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$153	$38	$(137)	$—	$54
Non-cash derivative mark-to-market	$(7)	$(100)	$—	$—	$(107)
Capital expenditures	$2	$25	$1	$—	$28
Investments in unconsolidated affiliates, net	$4	$—	$—	$—	$4

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)

Nine Months Ended September 30, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,683	$4,449	$—	$(3,902)	$7,230
Adjusted gross margin (a)	$78	$765	$—	$—	$843
Operating and maintenance expense	(29)	(443)	(10)	—	(482)
General and administrative expense	(4)	(12)	(142)	—	(158)
Depreciation and amortization expense	(9)	(243)	(21)	—	(273)
Asset impairments	(13)	(7)	—	—	(20)
Other income (expense), net	5	(1)	—	—	4
Loss on sale of assets, net	—	(1)	—	—	(1)
Earnings from unconsolidated affiliates	380	13	—	—	393
Interest expense	—	—	(227)	—	(227)
Net income (loss)	$408	$71	$(400)	$—	$79
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$408	$68	$(400)	$—	$76
Non-cash derivative mark-to-market	$(47)	$(249)	$—	$—	$(296)
Capital expenditures	$2	$62	$5	$—	$69
Investments in unconsolidated affiliates, net	$4	$—	$—	$—	$4

Three Months Ended September 30, 2020

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$1,438	$857	$—	$(709)	$1,586
Adjusted gross margin (a)	$88	$280	$—	$—	$368
Operating and maintenance expense	(8)	(135)	(3)	—	(146)
General and administrative expense	(1)	(8)	(57)	—	(66)
Depreciation and amortization expense	(3)	(82)	(7)	—	(92)
Other expense, net	(2)	(2)	—	—	(4)
Earnings (loss) from unconsolidated affiliates	132	(2)	—	—	130
Interest expense	—	—	(77)	—	(77)
Income tax expense	—	—	(1)	—	(1)
Net income (loss)	$206	$51	$(145)	$—	$112
Net income attributable to noncontrolling interests	—	(1)	—	—	(1)
Net income (loss) attributable to partners	$206	$50	$(145)	$—	$111
Non-cash derivative mark-to-market	$28	$(39)	$—	$—	$(11)
Capital expenditures	$1	$13	$9	$—	$23
Investments in unconsolidated affiliates, net	$12	$—	$—	$—	$12

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
Nine Months Ended September 30, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$3,946	$2,388	$—	$(1,817)	$4,517
Adjusted gross margin (a)	$268	$911	$—	$—	$1,179
Operating and maintenance expense	(24)	(411)	(12)	—	(447)
General and administrative expense	(4)	(15)	(154)	—	(173)
Depreciation and amortization expense	(9)	(253)	(22)	—	(284)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(6)	(4)	(2)	—	(12)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	394	(63)	—	—	331
Interest expense	—	—	(226)	—	(226)
Income tax expense	—	—	(2)	—	(2)
Net income (loss)	$619	$(581)	$(427)	$—	$(389)
Net income attributable to noncontrolling interests	—	(3)	—	—	(3)
Net income (loss) attributable to partners	$619	$(584)	$(427)	$—	$(392)
Non-cash derivative mark-to-market	$75	$(9)	$—	$—	$66
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$2	$112	$11	$—	$125
Investments in unconsolidated affiliates, net	$102	$—	$—	$—	$102

	September 30,	December 31,
	2021	2020
	(millions)
Segment long-term assets:
Gathering and Processing	$7,603	$7,788
Logistics and Marketing	3,871	3,929
Other (b)	221	232
Total long-term assets	11,695	11,949
Current assets	2,001	1,008
Total assets	$13,696	$12,957

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

DCP MIDSTREAM, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2021 and 2020
(unaudited)
16. Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$234	$222
Cash paid for income taxes, net of income tax refunds	$3	$2
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$8	$5
Other non-cash changes in property, plant and equipment	$(2)	$—
Other non-cash activities:
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$29	$11

17. Subsequent Events
On October 12, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 12, 2021 to unitholders of record on October 29, 2021.
On the same date, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2021 to unitholders of record on December 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2021 to unitholders of record on December 1, 2021. The Series C distribution will be paid on January 18, 2022 to unitholders of record on January 3, 2022.

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
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 3. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have rebounded due to increasing demand and tightening supply from the lows seen at the start of the pandemic. However domestic exploration, development and production remain limited and our natural gas throughput and NGL volumes continue to be impacted.
The pandemic caused by the COVID-19 virus and its variant strains ("COVID-19") disrupted the U.S. economy since the first quarter of 2020. We began to see improvement in demand for our natural gas and NGL products and services beginning late in the second half of 2020, which continued through the third quarter of 2021. Management continues to monitor the COVID-19 pandemic, however, the degree to which these factors will impact our business and our results of operations in 2021 and beyond remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
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
We believe we are positioned to withstand future commodity price volatility as a result of the following:
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

Recent Events
On October 12, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 12, 2021 to unitholders of record on October 29, 2021.
On the same date, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2021 to unitholders of record on December 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2021 to unitholders of record on December 1, 2021. The Series C distribution will be paid on January 18, 2022 to unitholders of record on January 3, 2022.

Results of Operations
Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2021 vs. 2020		Variance Nine Months 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$2,668	$1,438	$6,683	$3,946	$1,230	86%	$2,737	69%
Gathering and Processing	1,821	857	4,449	2,388	964	*	2,061	86%
Inter-segment eliminations	(1,662)	(709)	(3,902)	(1,817)	953	*	2,085	*
Total operating revenues	2,827	1,586	7,230	4,517	1,241	78%	2,713	60%
Purchases and related costs
Logistics and Marketing	(2,633)	(1,350)	(6,605)	(3,678)	1,283	95%	2,927	80%
Gathering and Processing	(1,540)	(577)	(3,684)	(1,477)	963	*	2,207	*
Inter-segment eliminations	1,662	709	3,902	1,817	953	*	2,085	*
Total purchases	(2,511)	(1,218)	(6,387)	(3,338)	1,293	*	3,049	91%
Operating and maintenance expense	(168)	(146)	(482)	(447)	22	15%	35	8%
Depreciation and amortization expense	(89)	(92)	(273)	(284)	(3)	(3)%	(11)	(4%)
General and administrative expense	(63)	(66)	(158)	(173)	(3)	(5%)	(15)	(9%)
Asset impairments	—	—	(20)	(746)	—	—%	(726)	*
Other (expense) income, net	(2)	(4)	4	(12)	(2)	(50)%	(16)	*
Loss on sale of assets, net	—	—	(1)	—	—	—%	1	*
Restructuring costs	—	—	—	(9)	—	—%	(9)	*
Earnings from unconsolidated affiliates (b)	134	130	393	331	4	3%	62	19%
Interest expense	(73)	(77)	(227)	(226)	(4)	(5%)	1	—%
Income tax expense	—	(1)	—	(2)	(1)	*	(2)	*
Net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Net income (loss) attributable to partners	$54	$111	$76	$(392)	$(57)	(51)%	$468	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$35	$88	$78	$268	$(53)	(60%)	$(190)	(71%)
Gathering and Processing	281	280	765	911	1	—%	(146)	(16%)
Total adjusted gross margin	$316	$368	$843	$1,179	$(52)	(14%)	$(336)	(28%)

Non-cash commodity derivative mark-to-market	$(107)	$(11)	$(296)	$66	$(96)	*	$(362)	*
NGL pipelines throughput (MBbls/d) (d)	668	680	639	678	(12)	(2%)	(39)	(6%)
Gas pipelines throughput (TBtu/d) (d)	1.08	1.05	1.04	0.85	0.03	3%	0.19	22%
Natural gas wellhead (MMcf/d) (d)	4,221	4,364	4,212	4,597	(143)	(3%)	(385)	(8%)
NGL gross production (MBbls/d) (d)	406	406	392	394	—	—%	(2)	(1%)
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

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Total Operating Revenues — Total operating revenues increased $1,241 million in 2021 compared to 2020 primarily as a result of the following:
•$1,230 million increase for our Logistics and Marketing segment primarily due to higher commodity prices and an increase in transportation, processing, and other, partially offset by lower gas and NGL volumes and unfavorable commodity derivative activity; and
•$964 million increase for our Gathering and Processing segment primarily due to higher commodity prices, an increase in transportation, processing, other, and increased volumes in the DJ Basin, partially offset by unfavorable commodity derivative activity, and lower volumes in the South, Permian, and Midcontinent regions.
These increases were partially offset by:
•$953 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices, partially offset by lower NGL and gas sales volumes.
Total Purchases — Total purchases increased $1,293 million in 2021 compared to 2020 primarily as a result of the following:
•$1,283 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$963 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$953 million change in inter-segment eliminations, for the reasons discussed above.
Operating and Maintenance Expense —Operating and maintenance expense increased in 2021 compared to 2020, as a result of increased base operating and maintenance costs primarily in the Permian region, and timing of reliability spend.
Net Income (Loss) Attributable to Partners — Net income attributable to partners decreased in 2021 compared to 2020 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted Gross margin decreased $52 million in 2021 compared to 2020 primarily as a result of the following:
•$53 million decrease for our Logistics and Marketing segment primarily related to unfavorable commodity derivative activity and decrease of NGL marketing margins, partially offset by an increase in NGL pipeline margins.
This decrease was partially offset by:
•$1 million increase for our Gathering and Processing segment primarily due to higher commodity prices and increased volumes in the DJ Basin, partially offset by unfavorable commodity derivative activity, lower volumes in the South region, and lower Gathering and Processing margins.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Total Operating Revenues — Total operating revenues increased $2,713 million in 2021 compared to 2020, primarily as a result of the following:

•$2,737 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by lower gas and NGL volumes, and unfavorable commodity derivative activity; and
•$2,061 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, an increase in transportation, processing and other, and increased volumes in the DJ Basin, partially offset by unfavorable commodity derivative activity, and lower volumes in the South, Midcontinent, and Permian regions.
These increases were partially offset by:
•$2,085 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $3,049 million in 2021 compared to 2020, primarily as a result of the following:
•$2,927 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$2,207 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$2,085 million change in inter-segment eliminations, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent region of our Gathering and Processing segment and the Logistics and Marketing segment. Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region.
Other (Expense) Income — Other income in 2021 was primarily a result of a contractual settlement. Other expense in 2020 was primarily related to asset write-offs and pipeline linefill adjustments.
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
Adjusted Gross Margin — Adjusted gross margin decreased $336 million in 2021 compared to 2020, primarily as a result of the following:
•$190 million decrease for our Logistics and Marketing segment, primarily related to decrease of gas pipeline marketing margins due to less favorable commodity spreads, and a decrease related to Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, partially offset by an increase in gas pipeline and storage marketing margins due to more favorable commodity spreads, and an increase in NGL pipeline margins; and
•$146 million decrease for our Gathering and Processing segment, primarily as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program, lower volumes in the South, Permian, and Midcontinent regions, lower gathering and processing margins, and the negative impact of Winter Storm Uri resulting in producer shut-ins, partially offset by higher commodity prices, and higher volumes in the DJ Basin.
Gas Pipelines Throughput — Gas throughput increased in 2021 compared to 2020, primarily as a result of increased volumes on the Cheyenne Connector pipeline.

Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the three and nine months ended September 30, 2021 and 2020, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$68	$73	$202	$221
DCP Southern Hills Pipeline, LLC	21	19	67	59
Gulf Coast Express LLC	16	17	46	49
Front Range Pipeline LLC	10	9	28	29
Texas Express Pipeline LLC	5	4	14	13
Discovery Producer Services LLC (a)	2	(3)	13	(63)
Mont Belvieu 1 Fractionator	6	3	12	9
Mont Belvieu Enterprise Fractionator	2	4	1	10
Cheyenne Connector, LLC	4	3	8	3
Other	—	1	2	1
Total earnings from unconsolidated affiliates	$134	$130	$393	$331
(a) Includes an other than temporary impairment of $61 million taken on the investment in the first quarter of 2020.
Distributions received from unconsolidated affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$79	$91	$218	$260
DCP Southern Hills Pipeline, LLC	30	28	85	76
Gulf Coast Express LLC	19	20	58	61
Front Range Pipeline LLC	10	12	32	38
Texas Express Pipeline LLC	5	6	16	17
Discovery Producer Services LLC	9	1	26	12
Mont Belvieu 1 Fractionator	5	3	11	10
Mont Belvieu Enterprise Fractionator	—	4	—	10
Cheyenne Connector, LLC	5	3	13	3
Other	1	1	3	2
Total distributions from unconsolidated affiliates	$163	$169	$462	$489

Results of Operations — Logistics and Marketing Segment

Operating Data
					Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (Bcf/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)
Sand Hills pipeline	1,400	—	333	—	285	—	267	—
Southern Hills pipeline	980	—	128	—	112	—	111	—
Front Range pipeline	450	—	87	—	65	—	60	—
Texas Express pipeline	600	—	37	—	18	—	20	—
Other NGL pipelines (a)	1,100	—	310	—	188	—	181	—
Gulf Coast Express pipeline	500	—	—	500	—	0.50	—	0.48
Guadalupe pipeline	600	—	—	245	—	0.28	—	0.26
Cheyenne Connector	70	—	—	300	—	0.30	—	0.30
Mont Belvieu fractionators	—	2	—	—	—	—	—	—
Pipelines total	5,700	2	895	1,045	668	1.08	639	1.04
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

The results of operations for our Logistics and Marketing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2021 vs. 2020		Variance Nine Months 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$2,663	$1,388	$6,921	$3,795	$1,275	92%	$3,126	82%
Transportation, processing and other	19	13	46	37	6	46%	9	24%
Trading and marketing (losses) gains, net	(14)	37	(284)	114	(51)	*	(398)	*
Total operating revenues	2,668	1,438	6,683	3,946	1,230	86%	2,737	69%
Purchases and related costs	(2,633)	(1,350)	(6,605)	(3,678)	1,283	95%	2,927	80%
Operating and maintenance expense	(11)	(8)	(29)	(24)	3	38%	5	21%
Depreciation and amortization expense	(3)	(3)	(9)	(9)	—	—%	—	—%
General and administrative expense	(1)	(1)	(4)	(4)	—	—%	—	—%
Asset impairments	—	—	(13)	—	—	—%	13	*
Other (expense) income, net	—	(2)	5	(6)	(2)	*	(11)	*
Earnings from unconsolidated affiliates (a)	133	132	380	394	1	—%	(14)	(4%)
Segment net income attributable to partners	$153	$206	$408	$619	$(53)	(26%)	$(211)	(34%)
Other data:
Segment adjusted gross margin (b)	$35	$88	$78	$268	$(53)	(60%)	$(190)	(71%)
Non-cash commodity derivative mark-to-market	$(7)	$28	$(47)	$75	$(35)	*	$(122)	*
NGL pipelines throughput (MBbls/d) (c)	668	680	639	678	(12)	(2%)	(39)	(6%)
Gas pipelines throughput (TBtu/d) (c)	1.08	1.05	1.04	0.85	0.03	3%	0.19	22%
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

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Total Operating Revenues — Total operating revenues increased $1,230 million in 2021 compared to 2020, primarily as a result of the following:
•$1,466 million increase as a result of higher commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity; and
•$6 million increase in transportation, processing and other.
These increases were partially offset by:
•$191 million decrease attributable to lower NGL and gas volumes; and
•$51 million decrease as a result of commodity derivative activity attributable to a $35 million increase in unrealized commodity derivative losses and a increase in realized cash settlement losses of $16 million due to movements in forward prices of commodities in 2021.
Purchases and Related Costs — Purchases and related costs increased $1,283 million in 2021 compared to 2020, for the reasons discussed above.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $53 million in 2021 compared to 2020, primarily as a result of the following:
•$51 million decrease as a result of commodity derivative activity as discussed above; and
•$7 million decrease as a result of NGL marketing margins.
These decreases were partially offset by:
•$5 million increase as a result of NGL pipeline margins.
Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Total Operating Revenues — Total operating revenues increased $2,737 million in 2021 compared to 2020, primarily as a result of the following:
•$3,856 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$9 million increase in transportation, processing and other.
These increases were partially offset by:
•$730 million decrease attributable to lower gas and NGL volumes; and
•$398 million decrease as a result of commodity derivative activity attributable to an increase in realized cash settlement losses of $276 million and an increase in unrealized commodity derivative losses of $122 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs increased $2,927 million in 2021 compared to 2020, for the reasons discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2021 compared to 2020 due to an increase in pipeline integrity work in 2021 and focused cost reduction efforts in 2020.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.

Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement. Other expense in 2020 primarily relates to pipeline linefill adjustments.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $190 million in 2021 compared to 2020, primarily as a result of the following:
•$398 million decrease as a result of commodity derivative activity as discussed above, which includes an increase in unrealized derivatives losses of $122 million due to forward price movements of commodities in 2021; and
•$14 million decrease as a result of unfavorable NGL marketing and storage activity in 2021; and
•$5 million decrease as a result of Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, net of a large favorable offset at gas storage margins.
These decreases were partially offset by:
•$217 million increase as a result of increased gas pipeline and storage marketing margins due to more favorable commodity spreads in 2021; and
•$10 million increase as a result of NGL pipeline margins.
Gas Pipelines Throughput — Gas throughput increased in 2021 compared to 2020, primarily as a result of the Cheyenne Connector pipeline coming online in the second quarter 2020.

Results of Operations — Gathering and Processing Segment

Operating Data
				Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,567	145	1,542	142
Midcontinent	6	24,000	1,110	826	69	825	69
Permian	9	15,500	1,100	958	118	914	108
South	8	7,000	1,730	870	74	931	73
Total	36	50,000	5,520	4,221	406	4,212	392
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
The results of operations for our Gathering and Processing segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Variance Three Months 2021 vs. 2020		Variance Nine Months 2021 vs. 2020
	2021	2020	2021	2020	Increase (Decrease)	Percent	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$1,854	$786	$4,518	$2,052	$1,068	*	$2,466	*
Transportation, processing and other	126	97	342	294	29	30%	48	16%
Trading and marketing (losses) gains, net	(159)	(26)	(411)	42	(133)	*	(453)	*
Total operating revenues	1,821	857	4,449	2,388	964	*	2,061	86%
Purchases and related costs	(1,540)	(577)	(3,684)	(1,477)	963	*	2,207	*
Operating and maintenance expense	(157)	(135)	(443)	(411)	22	16%	32	8%
Depreciation and amortization expense	(80)	(82)	(243)	(253)	(2)	(2)%	(10)	(4%)
General and administrative expense	(4)	(8)	(12)	(15)	(4)	(50)%	(3)	(20%)
Asset impairments	—	—	(7)	(746)	—	—%	(739)	*
Other (expense) income, net	(2)	(2)	(1)	(4)	—	—%	(3)	(75%)
Loss on sale of assets, net	—	—	(1)	—	—	—%	1	*
Earnings (loss) from unconsolidated affiliates (a)	1	(2)	13	(63)	3	*	76	*
Segment net income (loss)	39	51	71	(581)	(12)	(24%)	652	*
Segment net income attributable to noncontrolling interests	(1)	(1)	(3)	(3)	—	—%	—	—%
Segment net income (loss) attributable to partners	$38	$50	$68	$(584)	$(12)	(24%)	$652	*
Other data:
Segment adjusted gross margin (b)	$281	$280	$765	$911	$1	—%	$(146)	(16%)
Non-cash commodity derivative mark-to-market	$(100)	$(39)	$(249)	$(9)	(61)	*	$(240)	*
Natural gas wellhead (MMcf/d) (c)	4,221	4,364	4,212	4,597	(143)	(3%)	(385)	(8%)
NGL gross production (MBbls/d) (c)	406	406	392	394	—	—%	(2)	(1%)
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Total Operating Revenues — Total operating revenues increased $964 million in 2021 compared to 2020, primarily as a result of the following:
•$1,107 million increase primarily due to higher commodity prices, which impacted both operating revenues and purchases, before the impact of derivative activity; and
•$29 million increase in transportation, processing and other.
These increases were partially offset by:
•$133 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $61 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $72 million; and
•$39 million decrease as a result of lower volumes in the South, Permian, and Midcontinent regions, partially offset by increased volumes in the DJ Basin.
Purchases and Related Costs — Purchases and related costs increased $963 million in 2021 compared to 2020, as a result of the commodity price and volume changes discussed above.
Operating and Maintenance Expense — Operating and maintenance expense increased in 2021 compared to 2020, as a result of increased base operating and maintenance costs primarily in the Permian region, and timing of reliability spend.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $1 million in 2021 compared to 2020, primarily as a result of the following:
•$152 million increase as a result of higher commodity prices.
This increase were partially offset by:
•$133 million decrease as a result of commodity derivative activity as discussed above; and
•$18 million decrease as a result of decreased volumes in the South region, and lower gathering and processing margins, partially offset by higher volumes in the DJ Basin.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Total Operating Revenues — Total operating revenues increased $2,061 million in 2021 compared to 2020, primarily as a result of the following:
•$2,693 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$48 million increase in transportation, processing and other.
These increases were partially offset by:
•$453 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $240 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $213 million; and
•$227 million decrease as a result of lower volumes in the South, Midcontinent, and Permian regions, partially offset by partially offset by increased volumes in the DJ Basin.
Purchases and Related Costs — Purchases and related costs increased $2,207 million in 2021 compared to 2020, primarily as a result of the commodity price and volume changes discussed above.

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
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $146 million in 2021 compared to 2020, primarily as a result of the following:
•$384 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program; and
•$104 million decrease due to lower volumes in the South, Permian, and Midcontinent regions, and lower gathering and processing margins, partially offset by higher volumes in the DJ Basin; and
•$35 million decrease as a result of Winter Storm Uri, reflecting reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.
These decreases were partially offset by:
•$377 million increase as a result of higher commodity prices.

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
We believe that commodity prices will remain volatile due to increasing demand and continued tight supply and volumes may continue to be depressed in the near term. We anticipate this will have an indirect impact on our leverage. While we have taken significant actions to mitigate the impact of the effects resulting from the COVID-19 pandemic and reduce our debt, our leverage may increase as a result of the current economic environment.
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

Credit Agreement — As of September 30, 2021, we had unused borrowing capacity of $846 million, net of $552 million of outstanding borrowings and $2 million of letters of credit, under the Credit Agreement, of which at least $846 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date. As of October 29, 2021, we had unused borrowing capacity of $1,045 million, net of $343 million of outstanding borrowings and $12 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of September 30, 2021, we had $350 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin. On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million borrowing capacity at LIBOR market interest rates plus a margin.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the nine months ended September 30, 2021, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $74 million and $87 million as of September 30, 2021 and December 31, 2020, respectively;
•Balances related to debt of $5.330 billion and $5.273 billion as of September 30, 2021 and December 31, 2020, respectively; and
•Interest expense, net of $72 million and $75 million for the three months ended September 30, 2021 and 2020, respectively, and $224 million and $221 million for the nine months ended September 30, 2021 and 2020, respectively.

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
When we enter into commodity swap contracts, we may be required to provide collateral to the counterparties in the event that our potential payment exposure exceeds a predetermined collateral threshold. Collateral thresholds are set by us and each counterparty, as applicable, in the master contract that governs our financial transactions based on our and the counterparty’s assessment of creditworthiness. The assessment of our position with respect to the collateral thresholds are determined on a counterparty by counterparty basis, and are impacted by the representative forward price curves and notional quantities under our swap contracts. Due to the interrelation between the representative crude oil and natural gas forward price curves, it is not practical to determine a pricing point at which our swap contracts will meet the collateral thresholds as we may transact multiple commodities with the same counterparty. Depending on daily commodity prices, the amount of collateral posted can go up or down on a daily basis. Higher commodity prices during the period increased the amounts of collateral the Company was required to post at September 30, 2021.
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization

Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which have negatively impacted working capital at September 30, 2021. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $285 million and $613 million as of September 30, 2021 and December 31, 2020, respectively, driven by current maturities of long term debt of $355 million and $505 million, respectively. We had a net derivative working capital deficit of $180 million as of September 30, 2021 and surplus of $7 million as of December 31, 2020.
As of September 30, 2021, we had $3 million in cash and cash equivalents, of which $2 million was held by consolidated subsidiaries we do not wholly own.

Cash Flow — Operating, investing and financing activities were as follows:

	Nine Months Ended September 30,
	2021	2020
	(millions)
Net cash provided by operating activities	$255	$791
Net cash used in investing activities	$(73)	$(225)
Net cash used in financing activities	$(235)	$(550)

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Operating Activities — Net cash provided by operating activities decreased $536 million in 2021 compared to the same period in 2020. The changes in net cash provided by operating activities are attributable to our net income (loss) adjusted for non-cash charges and changes in working capital as presented in the condensed consolidated statements of cash flows. At September 30, 2021 a substantial portion of this is due to increased collateral cash deposits to fund margin requirements on open positions on commodities exchanges that we enter into to mitigate a portion of our natural gas and NGL price risk. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $152 million in 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures due to completed capital projects and lower investments in unconsolidated affiliates.
Financing Activities — Net cash used in financing activities decreased $315 million in 2021 compared to the same period in 2020, primarily as a result of higher distributions in the first quarter of 2020 and higher net payments of debt during the third quarter of 2020.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and other long-term liabilities. See Notes 9 and 10 to the Condensed Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on September 30, 2021, related to debt and leases.
Purchase Obligations are contractual obligations and include various non-cancelable commitments to purchase physical quantities of commodities in future periods and other items, including gas supply, fractionation and transportation agreements in the ordinary course of business.
Management believes that our cash and investment position and operating cash flows as well as capacity under existing and available credit agreements will be sufficient to meet our liquidity and capital requirements for the foreseeable future. We believe that our current and projected asset position is sufficient to meet our liquidity requirements.

Capital Requirements — The midstream energy business can be capital intensive, requiring significant investment to maintain and upgrade existing operations. We may enter into purchase order and non-cancelable construction agreements for capital expenditures. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of the following:
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $244 million and $325 million during the nine months ended September 30, 2021 and 2020, respectively.
On October 12, 2021, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on November 12, 2021 to unitholders of record on October 29, 2021.
On the same date, the board of directors of the General Partner declared a semi-annual distribution on our Series A Preferred Units of $36.875 per unit. The distribution will be paid on December 15, 2021 to unitholders of record on December 1, 2021.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on December 15, 2021 to unitholders of record on December 1, 2021. The Series C distribution will be paid on January 18, 2022 to unitholders of record on January 3, 2022.
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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$2,827	$1,586	$7,230	$4,517
Cost of revenues
Purchases and related costs	2,181	944	5,484	2,539
Purchases and related costs from affiliates	81	32	183	89
Transportation and related costs from affiliates	249	242	720	710
Depreciation and amortization expense	89	92	273	284
Gross margin	227	276	570	895
Depreciation and amortization expense	89	92	273	284
Adjusted gross margin	$316	$368	$843	$1,179

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$2,668	$1,438	$6,683	$3,946
Cost of revenues
Purchases and related costs	2,633	1,350	6,605	3,678
Depreciation and amortization expense	3	3	9	9
Segment gross margin	32	85	69	259
Depreciation and amortization expense	3	3	9	9
Segment adjusted gross margin	$35	$88	$78	$268

Gathering and Processing segment:
Operating revenues	$1,821	$857	$4,449	$2,388
Cost of revenues
Purchases and related costs	1,540	577	3,684	1,477
Depreciation and amortization expense	80	82	243	253
Segment gross margin	201	198	522	658
Depreciation and amortization expense	80	82	243	253
Segment adjusted gross margin	$281	$280	$765	$911

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$153	$206	$408	$619
Non-cash commodity derivative mark-to-market	7	(28)	47	(75)
Depreciation and amortization expense, net of noncontrolling interest	3	3	9	9
Distributions from unconsolidated affiliates, net of earnings	21	35	56	82
Asset impairments	—	—	13	—
Other expense	—	—	—	2
Adjusted segment EBITDA	$184	$216	$533	$637

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$38	$50	$68	$(584)
Non-cash commodity derivative mark-to-market	100	39	249	9
Depreciation and amortization expense, net of noncontrolling interest	80	82	241	252
Asset impairments	—	—	7	746
Distributions from unconsolidated affiliates, net of earnings	8	4	13	76
Other expense	1	1	2	3
Adjusted segment EBITDA	$227	$176	$580	$502

(a) We recognized no lower of cost or net realizable value adjustment for the three and nine months ended September 30, 2021, respectively. We recognized $6 million of lower of cost or net realizable value adjustments for the nine months ended September 30, 2020.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2020. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 are the same as those described in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of October 29, 2021 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
October 2021 — December 2022	Natural Gas	(138,500) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.35-$5.90/MMBtu
January 2023 — December 2023	Natural Gas	(17,500) MMBtu/d (e)	NYMEX Final Settlement Price (a)	$2.80-$5.90/MMBtu
October 2021 — December 2021	NGLs	(11,416) Bbls/d (d)	Mt.Belvieu (b)	$0.53-$0.68/Gal
January 2022 — December 2022	NGLs	(9,378) Bbls/d (d)	Mt.Belvieu (b)	$0.54-$0.94/Gal
October 2021 — February 2022	Crude Oil	(5,949) Bbls/d (d)	NYMEX crude oil futures (c)	$45.46-$65.56/Bbl
March 2022 — February 2023	Crude Oil	(2,877) Bbls/d (d)	NYMEX crude oil futures (c)	$46.86-$65.56/Bbl
March 2023 — December 2023	Crude Oil	(981) Bbls/d (d)	NYMEX crude oil futures (c)	$60.37-$60.79/Bbl
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of September 30, 2021:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

September 30, 2021	Natural Gas	9,754,061	MMBtu	$29	$3.00/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

October 2021 — December 2021	Natural Gas	(21,762,500)	MMBtu	$(37)	$2.74-$5.89/MMBtu
October 2021	Natural Gas	12,262,500	MMBtu	$20	$2.84-$5.86/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of September 30, 2021:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
October 2021 — December 2025	Natural Gas	(83,012,500)	MMBtu	$(11)	$0.05-$0.52/MMBtu
October 2021 — September 2026	Natural Gas	79,827,500	MMBtu	$8	$0.40-$1.61/MMBtu

(a) Represents the basis differential from NYMEX final settlement price for natural gas futures contracts for stated time period

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 1, 2021, William Johnson, age 50, was appointed as President, Operations, of DCP Midstream GP, LLC (the “Company”), which is the general partner of the general partner of DCP Midstream, LP (the “Partnership”).

Prior to this appointment, Mr. Johnson served as group vice president and chief transformation officer for the Company since January 2017 where he was responsible for engineering, projects, information technology, operations technology, digital solutions, and the Company's integrated collaboration center. Prior to that, Mr. Johnson served as vice president of operations for the North and Permian regions. He previously also served as the vice president of technical services, responsible for regional engineering, corporate reliability, compression services, and measurement. Before joining the Company in 2011, Mr. Johnson held management positions in project engineering, operations, reliability and maintenance, turnarounds, corporate engineering, and plant management at multiple chemical and refining plant sites as well as at corporate headquarters for Arco Chemical, Lyondell, and LyondellBasell.

In connection with this appointment, Mr. Johnson will receive an annual base salary of $425,000. In addition, Mr. Johnson will receive an annual short-term cash incentive under DCP Services LLC’s short-term incentive program with a target of 70% of his base salary, and an annual grant of strategic performance units and restricted phantom units under the Partnership’s 2016 Long-Term Incentive Plan with a target of 190% of his base salary.

There are no arrangements or understandings between Mr. Johnson and any other person pursuant to which he was appointed to serve as President, Operations, of the Company. Mr. Johnson does not have any family relationships with any of the Company’s directors or executive officers. Since the beginning of the Partnership's last fiscal year, Mr. Johnson and his immediate family members do not have any direct or indirect material interest in any existing or proposed transaction, arrangement, or relationship with the Company or the Partnership or any director or executive officer of the Company or immediate family member thereof in which the amount involved exceeds $120,000.

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

22		List of Guaranteed Securities
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		Financial statements from the Quarterly Report on Form 10-Q of DCP Midstream, LP for the three and nine months ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Such exhibit has heretofore been filed with the SEC as part of the filing indicated and is incorporated herein by reference.
+ Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

Date: November 3, 2021	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021	By:	/s/ Sean P. O'Brien
		Name:	Sean P. O'Brien
		Title:	Group Vice President and Chief Financial Officer
(Principal Financial Officer)