Form 10-K
period 2021-12-31
DCP Midstream, LP
filed 2022-02-18
CIK 1338065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-32678

DCP MIDSTREAM, LP
(Exact name of registrant as specified in its charter)

Delaware	03-0567133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6900 E. Layton Ave, Suite 900 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 595-3331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Units Representing Limited Partner Interests	DCP	New York Stock Exchange
7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRB	New York Stock Exchange
7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	DCP PRC	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

1

The aggregate market value of common units held by non-affiliates of the registrant on June 30, 2021, was approximately $2,780,516,000. The aggregate market value was computed by reference to the last sale price of the registrant’s common units on the New York Stock Exchange on June 30, 2021.

As of February 16, 2022, there were 208,378,739 common units representing limited partner interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None
2

DCP MIDSTREAM, LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

GLOSSARY OF TERMS
The following is a list of terms used in the industry and throughout this report:

ASU	accounting standards update
Bbl	barrel
Bbls/d	barrels per day
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Btu	British thermal unit, a measurement of energy
Credit Agreement	Credit Agreement governing our $1.4 billion unsecured revolving credit facility, maturing December 9, 2024
Fractionation	the process by which natural gas liquids are separated into individual components
GAAP	generally accepted accounting principles in the United States of America
GP	DCP Midstream GP, LP the general partner of DCP Midstream, LP
IDR	incentive distribution right
LIBOR	London Interbank Offered Rate
MBbls	thousand barrels
MBbls/d	thousand barrels per day
MMBtu	million Btus
MMBtu/d	million Btus per day
MMcf	million cubic feet
MMcf/d	million cubic feet per day
NGLs	natural gas liquids
OPEC	Organization of the Petroleum Exporting Countries
OPEC+	OPEC members plus ten other oil producing countries
OPIS	Oil Price Information Service
Railroad Commission	the Railroad Commission of Texas
SEC	U.S. Securities and Exchange Commission
Securitization Facility	$350 million Accounts Receivable Securitization Facility, maturing August 12, 2024
TBtu/d	trillion Btus per day
Throughput	the volume of product transported or passing through a pipeline or other facility

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

These forward-looking statements reflect our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, many of which are outside our control. Important factors that could cause actual results to differ materially from the expectations expressed or implied in the forward-looking statements include known and unknown risks. Known risks and uncertainties include, but are not limited to, the risks set forth in Item 1A. “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021, including the following risks and uncertainties:

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
The diagram below depicts our organizational structure as of December 31, 2021.

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
Organic Growth. We intend to use our strategic asset base in the United States and our position as one of the largest processors of natural gas, and as one of the largest producers and marketers of NGLs in the United States, as a platform for future growth. We plan to grow our business by leveraging our diverse and strategic asset base to increase supply across our fully integrated value chain. We will also make selective and capital efficient investments in our assets and energy transition.
Strategic Partnerships and Acquisitions. We intend to pursue economically attractive and strategic partnership and acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and areas of operation.

OUR COMPETITIVE STRENGTHS

We are one of the largest processors of natural gas and one of the largest producers and marketers of NGLs in the United States with a diversified portfolio of integrated assets across our value chain. In 2021, our total wellhead volume was approximately 4.2 Bcf/d of natural gas and we produced an average of approximately 398 MBbls/d of NGLs. We provide natural gas gathering services to the wellhead, and leverage our strategic footprint to extend the value chain through our integrated NGL and natural gas pipelines and marketing infrastructure. We believe our ability to provide all of these services gives us an advantage in competing for new supplies of natural gas because we can provide substantially all services to move natural gas and NGLs from wellhead to market, and creates value for our customers. We believe that we are well positioned to execute our business strategies and achieve one of our primary business objectives of sustaining our cash distribution per unit because of the following competitive strengths:
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
Stable Cash Flows. Our operations consist of a mix of fee-based and commodity-based services, which together with our commodity hedging program, are intended to generate relatively stable cash flows. The long term growth in our fee-based earnings will reduce the impact of unhedged margins. Additionally, while certain of our gathering and processing contracts subject us to commodity price risk, we have mitigated a portion of our currently anticipated commodity price risk associated with the equity volumes from our gathering and processing operations with fixed price commodity swaps. As of December 31, 2021, we were approximately 70% fee-based.
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
The following is operating data for our Logistics and Marketing segment:

Operating Data
					Year Ended December 31, 2021
System	Approximate System Length (Miles)	Fractionators	Approximate Throughput Capacity (MBbls/d) (a)	Approximate Gas Throughput Capacity (TBtus/d) (a)	Pipeline Throughput (MBbls/d) (a)	Pipeline Throughput (TBtus/d) (a)(b)	Fractionator Throughput (MBbls/d) (a)
Sand Hills pipeline	1,400	—	333	—	272	—	—
Southern Hills pipeline	980	—	128	—	114	—	—
Front Range pipeline	450	—	87	—	63	—	—
Texas Express pipeline	600	—	37	—	20	—	—
Other NGL pipelines (a)	1,100	—	310	—	183	—	—
Gulf Coast Express pipeline	500	—	—	0.50	—	0.48	—
Guadalupe pipeline	600	—	—	0.25	—	0.25	—
Cheyenne Connector	70	—	—	0.30	—	0.30	—
Mont Belvieu fractionators	—	2	—	—	—	—	52
Pipelines total	5,700	2	895	1.05	652	1.03	52
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.
(b) Represents average throughput for full year 2021.
NGL Pipelines
DCP Sand Hills Pipeline, LLC, or the Sand Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, is a common carrier pipeline that provides takeaway service from plants in the Permian and the Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and at the Mont Belvieu, Texas market hub.
DCP Southern Hills Pipeline, LLC, or the Southern Hills pipeline, an interstate NGL pipeline which is owned 66.67% by us and 33.33% by Phillips 66, provides takeaway service from the North and Midcontinent regions to fractionation facilities at the Mont Belvieu, Texas market hub.
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
Natural Gas Pipelines
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
We own or operate 35 active natural gas processing plants, including an interest in a plant through our 40% equity interest in Discovery Producer Services, LLC, or Discovery. At some of these facilities, we fractionate NGLs into individual components (ethane, propane, butane and natural gasoline).
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
During 2021, total wellhead volume on our assets was approximately 4.2 Bcf/d, originating from a diversified mix of customers. Our systems each have significant customer acreage dedications that we expect will continue to provide opportunities for growth as those customers execute their drilling plans over time. Our gathering systems also attract new natural gas volumes through numerous smaller acreage dedications and by contracting with undedicated producers who are operating in or around our gathering footprint. During 2021, the combined NGL production from our processing facilities was approximately 398 MBbls/d and was delivered and sold into various NGL takeaway pipelines.
The following is operating data for our Gathering and Processing segment by region:

Operating Data
				Year ended December 31, 2021
Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) (a)	Natural Gas Wellhead Volume (MMcf/d) (a)	NGL Production (MBbls/d) (a)
North	13	3,500	1,580	1,545	144
Midcontinent	6	24,000	1,110	832	71
Permian	9	15,500	1,100	936	112
South	7	7,000	1,630	883	71
Total	35	50,000	5,420	4,196	398
(a) Represents total capacity or total volumes allocated to our proportionate ownership share.

North Region

Asset Type
Fractionator, Active
Plant, Active
NGL Pipeline
Natural Gas Pipeline
Weld
Cheyenne Connector
Turtle Lake
Warner
South Chester
Michigan
Morgan
Lucerne I & II
Grand Parkway
Greeley
Larimer
O'Connor I & II
Mewbourn
Platteville
Mewbourn 3
Roggen
Boulder
Spindle
Collbran
CO
Mesa
Adams
Front Range
DJ Southern
Hills Extension
Arapahoe
Wattenberg

Our North region primarily consists of our DJ Basin system. We have a broad network of gathering, compression, treating, and processing facilities in Weld County, Colorado that provide significant optionality and flexibility.
Our DJ Basin system delivers to the Mont Belvieu hub in Mont Belvieu, Texas via the Southern Hills, Front Range and Texas Express pipelines, and to the Conway hub in Bushton, Kansas via our Wattenberg pipeline. We have added additional NGL takeaway for our producer customers through the DJ Southern Hills extension, and the expansions of the Texas Express and Front Range pipelines. We have also added additional gas takeaway through the Cheyenne Connector.

Midcontinent Region

Asset Type
Natural Gas Plant
NGL Pipeline
Natural Gas Pipeline
Wattenberg
Conway
Front Range
Southern Hills DJ Extension
National Helium
Mississippi Lime
Cimarron
Kingfisher
Anadarko Basin
Okarche
STACK
Southern Hills
Chitwood
SCOOP
Texas Express
Sholem

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
Goldsmith
Rawhide
Roberts Ranch
Delaware Basin
Sand Hills
Ozona
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
Fractionator and/or Plant
Natural Gas Plant
NGL Pipelines
Natural Gas Pipelines
East Texas Complex
Giddings
Mont Belvieu Hub
Wilcox
Eagle
Goliad
Mobile Bay
Paradis
Discovery -LaRose

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

Competition
We face strong competition in acquiring raw natural gas supplies. Our competitors in obtaining additional gas supplies and in gathering and processing raw natural gas include major integrated oil and gas companies, interstate and intrastate pipelines, and companies that gather, compress, treat, process, transport, store and/or market natural gas. Competition is often the greatest in geographic areas experiencing robust drilling by producers and during periods of high commodity prices for crude oil, natural gas and/or NGLs. Competition is also increased in those geographic areas where our commercial contracts with our customers are shorter term and therefore must be renegotiated on a more frequent basis.
We have no revenue attributable to international activities.

REGULATORY AND ENVIRONMENTAL MATTERS
Safety and Maintenance Regulation
We are subject to regulation by the United States Department of Transportation, or DOT, under the Hazardous Liquids Pipeline Safety Act of 1979, as amended, or HLPSA, and comparable state statutes with respect to design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA and implementing regulations apply to interstate and intrastate pipeline facilities and the pipeline transportation of liquid petroleum and petroleum products, including NGLs and condensate, and require any entity that owns or operates pipeline facilities to comply with such regulations, to permit access to and copying of records and to file certain reports and provide information as required by the United States Secretary of Transportation. These regulations include potential fines and penalties for violations. We believe that we are in compliance in all material respects with these HLPSA regulations.
We are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, or NGPSA, and the Pipeline Safety Improvement Act of 2002. The NGPSA regulates safety requirements in the design, construction, operation and maintenance of gas pipeline facilities, while the Pipeline Safety Improvement Act establishes mandatory inspections for all United States oil and natural gas transportation pipelines in high-consequence areas within 10 years. DOT, through the Pipeline and Hazardous Materials Safety Administration (PHMSA), has developed regulations implementing the Pipeline Safety Improvement Act that requires pipeline operators to implement integrity management programs, including more frequent inspections and other safety protections in areas where the consequences of potential pipeline accidents pose the greatest risk to people and their property.
Pipeline safety legislation enacted in 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011(the Pipeline Safety and Job Creations Act) reauthorized funding for federal pipeline safety programs through 2015, increases penalties for safety violations, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. New rules promulgated by DOT’s PHMSA address many areas of this legislation, as described below. We currently estimate we will incur approximately $121 million between 2022 and 2026 to implement integrity management program testing along certain segments of our natural gas transmission and NGL pipelines under Parts 192 and 195. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, nor is it inclusive of estimated costs to implement the Final Gathering Rule (as defined and discussed in further detail below).
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
On January 11, 2021, PHMSA published a Final Rule amending certain gas pipeline safety regulations at 49 C.F.R. Parts 191 and 192 (the "Final Rule"). Although the effective date of the Final Rule is March 12, 2021, PHMSA provided a deferred compliance date of October 1, 2021. Among other changes, these Part 192 changes include provisions allowing operators to remotely monitor cathodic protection rectifier stations, provided that they perform annual testing by physical inspection of the rectifier. The Final Rule also adjusts the monetary property damage threshold in the definition of an “incident” from $50,000 to $122,000 to account for inflation, with a commitment to update the threshold annually using a defined formula. The Final Rule incorporates certain industry standards for construction of plastic pipes and changes test factors for pressure vessels.
On November 15, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 CFR Parts 191 and 192 to extend regulation over larger diameter gas gathering pipelines located in rural (Class 1) locations (the “Final Gathering Rule”). The Final Gathering Rule imposes Part 191 or Part 192 requirements on such rural gathering pipelines. All rural gathering pipelines will be subject to annual and incident reporting under Part 191, while those pipelines over 8.625 inches in diameter that are operated at a maximum allowable operating pressure ("MAOP") of more than 20% of specified minimum yield strength ("SMYS") or, where SMYS is not known, where the MAOP exceeds 125 psig, must also comply with certain Part 192 requirements. The applicable Part 192 requirements increase with increased diameter and with proximity to buildings intended for human occupancy or impacted sites. For gathering pipelines between 8.625 inches and 16 inches in diameter, the new regulations require annual and incident reporting, as well as design and construction standards, damage prevention, and emergency planning on new pipelines or those that are repaired or replaced or otherwise substantially changed. If the potential impact radius of the pipeline segment includes a building intended for human occupancy or an impacted site, corrosion control, line markers, public awareness and leakage survey and repair for pipelines of less than 12.75 inches in diameter are also added, and MAOP requirements and standards for plastic pipelines for lines are added for pipelines between 12.75 inches and 16 inches in diameter. Pipelines of more than 16 inches in diameter are subject to all of the above, whether or not the potential impact radius includes any structures intended for human occupancy or impacted sites. The Part 191 reporting requirements of the Final Gathering Rule take effect on May 16, 2022, with the remaining Part 192 requirements taking effect on November 15, 2022 or May 16, 2023.
We are currently evaluating the impact of the Final Gathering Rule on our operations and compliance programs, including the identification of our gathering pipelines that are subject to the Final Gathering Rule, and to determine the specific compliance requirements applicable to these pipelines. We are also evaluating opportunities to reduce the number of miles of pipeline that will be subject to the Final Gathering Rule, including changes in operating pressures and system reconfiguration or optimization.
Finally, DCP is evaluating the cost impact of the Final Gathering Rule, which depends on the results of our analysis of pipeline data. We currently estimate that we will incur costs of approximately $100 million to implement the requirements of the Final Gathering Rule, and we will refine that number as we complete our analysis. We believe that we will be able to meet the requirements of the Final Gathering Rule in all material respects by the dates set forth in the Final Gathering Rule. Certain industry groups such as API and GPA Midstream Association, in which we are a member, have asked PHMSA to reconsider aspects of the Final Gathering Rule, including the timeframe for compliance, the outcome of which will further impact our cost estimates and the timing of incurring such costs.
We believe that we are in compliance in all material respects with the NGPSA and the Pipeline Safety Improvement Act of 2002 and the Pipeline Safety and Job Creation Act, and to the extent we make changes to our program to reflect the 2020 Act, we expect to be in material compliance by the effective dates of the new regulations promulgated under the 2020 Act.
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
Intrastate Natural Gas Pipeline Regulation
Intrastate natural gas pipeline operations are not generally subject to rate regulation by FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate gas pipelines to provide service that is not unduly discriminatory and to file and/or seek approval of their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, our Guadalupe system and Gulf Coast Express pipeline are intrastate pipelines regulated as a gas utility by the Railroad Commission. To the extent that an intrastate pipeline system transports natural gas in interstate commerce, the rates and terms and conditions of such interstate transportation service are subject to FERC rules and regulations under Section 311 of the Natural Gas Policy Act, or NGPA. Certain of our systems are subject to FERC jurisdiction under Section 311 of the NGPA for their interstate transportation services. Section 311 regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. Under Section 311, rates charged for transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. Rates for service pursuant to Section 311 of the NGPA are generally subject to review and approval by FERC at least once every five years. Additionally, the terms and conditions of service set forth in the intrastate pipeline’s Statement of Operating Conditions are subject to FERC approval. Non-compliance with FERC's rules and regulations established under Section 311 of the NGPA, including failure to observe the service limitations applicable to transportation services provided under Section 311, failure to comply with the rates approved by FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved Statement of Operating Conditions could result in the imposition of civil and criminal penalties. Among other matters, EPACT 2005 also amended the NGPA to give FERC authority to impose civil penalties for violations of the NGPA up to $1 million for any one violation and violators may be subject to criminal penalties of up to $1 million per violation and five years in prison.
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
Other Laws - Texas Weather Emergencies
In 2021, in response to Winter Storm Uri in February 2021, the State of Texas implemented new laws related to preparing for, preventing and responding to weather emergencies and power outages. Under the new law, several state agencies, including the Railroad Commission, the Public Utilities Commission of Texas (“TPUC”), and the Energy Reliability Council of Texas (“ERCOT”) are required to coordinate and implement new rules and processes related to weather emergencies impacting gas-fired electric generation and the natural gas production and supply chain. The Railroad Commission and TPUC implemented rules related to the critical designation of natural gas infrastructure and electric service to such critical infrastructure during an emergency. The Railroad Commission designated natural gas processing plants, natural gas pipelines and related facilities, and natural gas storage, in addition gas production and distribution facilities, as critical. We are obligated to develop a listing of our critical natural gas facilities and update it semi-annually. Electric utilities are obligated to review our critically designated facility listings and establish priorities during load shed events. The law further requires the agencies to “map” the supply chain of natural gas to electric generation facilities; natural gas facilities that are deemed critical to the supply of electricity will be required to implement measures to prepare to operate during a winter weather emergency (“weatherize”). The agencies are still in the process of identifying such facilities and developing the weatherization rules. Our facilities may be subject to further physical and operational weatherization requirements if such facilities are deemed critical to the supply of electric generation. We cannot anticipate at this time what facilities, if any, will be required to weatherize and the economic costs of additional weatherization. We are actively engaged in industry associations and the rulemaking processes as the agencies implement their obligations and new rules pursuant to the new law.

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
In October 1992, Congress passed EPACT, which among other things, required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for pipelines regulated by FERC pursuant to the ICA. FERC responded to this mandate by issuing several orders, including Order No. 561 that enables common carrier pipelines to charge rates up to their ceiling levels, which are adjusted annually based on an inflation index. Specifically, the indexing methodology requires a pipeline to adjust the ceiling level for its rates annually by the inflation index established by the FERC. FERC reviews the indexing methodology every five years, and in 2020, the indexing methodology for the five years beginning July 1, 2021 was changed to be the Producer Price Index for Finished Goods plus 0.78%; however, after considering rehearing requests, the FERC revised its decision and adjusted the five-year index to the Producer Price Index minus 0.21%. The new ceiling levels and revised tariff rates implementing the revised index are required to be filed with FERC effective March 1, 2022. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline’s filed rate, the pipeline is required to reduce its rate to comply with the lower ceiling unless doing so would reduce a rate “grandfathered” under EPACT below the grandfathered level. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances. The ceiling levels calculated for our interstate NGL pipelines are typically increased each year pursuant to the indexing methodology, but may be subject to decrease, which occurred in 2016 and 2021 and resulted in the decrease in many of the tariff rates for such pipelines. The ceiling levels for our interstate NGL pipelines will be further decreased effective March 1, 2022, as a result of the revised 2021 index; however, many of the tariff rates are below the ceiling level and will remain unchanged. The index effective July 1, 2022, is expected to be positive based on estimates of the Producer's Price Index for Finished Goods.
Intrastate NGL Pipeline Regulation
NGL and other common carrier petroleum pipelines that provide intrastate transportation services are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate petroleum pipelines to file tariffs and their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases. For example, certain of our pipelines have tariffs filed with the Railroad Commission for their intrastate NGL transportation services. The intrastate tarriffs for many of our intrastate NGL pipelines rely on the FERC indexing methodology for annual adjustments to rates when the index is positive and remain unchanged when the index is negative.

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
•requiring changes or additions to our equipment or facilities, or changes to our operations, pursuant to government-promulgated regulations to protect the environment, including air quality and reduction of greenhouse gases;
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
The overall trend in federal and state environmental programs is to expand regulatory requirements, placing more restrictions and limitations on activities that may affect the environment. Thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations, participate as applicable in the public process to ensure such new requirements are well-founded and reasonable or seek to revise them if they are not, and to manage the costs of such compliance. We also actively participate in industry groups that help formulate recommendations for addressing existing or future regulations.
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. Below is a discussion of the more significant environmental laws and regulations that relate to our business.
Impact of Air Quality Standards and Climate Change
A number of states have adopted or considered programs to reduce greenhouse gases, or GHGs, which includes methane. Depending on the particular program or jurisdiction, we could be required to purchase and surrender allowances, either for GHG emissions resulting from our operations (e.g., compressor units) or from downstream combustion of fuels (e.g., NGLs or natural gas) that we process, or we may otherwise be required by regulation to take steps to reduce emissions of GHGs.
At the federal level, the EPA has taken several actions to regulate emissions of GHGs. In 2010, the EPA found that certain GHGs “endanger” public health and welfare and that GHG vehicle emissions contribute to the GHG pollution threatening public health and welfare, thus triggering regulation of GHG emissions from mobile sources such as cars and trucks. The EPA's 2010 action on the GHG vehicle emission rule triggered regulation of carbon dioxide and other GHG emissions from stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting. Most recently, in 2016, the EPA proposed PSD and Title V permitting regulations that would address control of GHG emissions if certain thresholds are met. While EPA has not finalized the rule, states such as Colorado have adopted similar requirements. The EPA also has issued various rules relating to the mandatory reporting of GHG emissions, including mandatory reporting requirements of GHGs from petroleum and natural gas systems, which encompasses all segments of the oil and gas sector.

The EPA has adopted federal new source performance standards (“NSPS”) for new and modified oil and gas sector sources that regulate emissions of VOCs and methane from these sources. EPA promulgated the NSPS for VOCs in 2012 and the NSPS for VOCs and methane in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, require, among other things, control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. In November 2021, EPA proposed regulations that expand the scope and breadth of the existing regulations. The 2021 proposed rules include provisions that: 1) extend emission control and reduction requirements under this part of the Clean Air Act to existing sources, which is a first; and 2) expand and tighten the existing emission reduction requirements for new or modified sources adopted in 2012 and 2016. EPA has also requested information for a supplemental proposal in 2022 that may expand or modify the 2021 proposed rules.

States’ efforts to comply with the National Ambient Air Quality Standard (“NAAQS”) for ozone, which is set by the EPA, also may have an impact on our operations. States or areas of a state that are not in attainment with the ozone NAAQS are required to approve implementation plans that reduce emissions of ozone precursors in order to achieve compliance with the NAAQS, which plans can impose emissions control requirements and associated costs on us or on our customers. In October 2015, the EPA finalized a reduction of the ambient ozone standard from 75 parts per billion to 70 parts per billion under the Clean Air Act, and in December 2018 EPA published a final rule “Implementation of the 2015 National Ambient Air Quality Standards for Ozone: Nonattainment Area State Implementation Plan Requirements.” The EPA in October 2016 issued Control Techniques Guidelines (“CTGs”) for emissions of volatile organic compounds from oil and gas sector sources that were to be implemented or utilized by states in ozone nonattainment areas. Under the Trump Administration, the EPA on December 31, 2020, issued a final rule retaining the 2015 standard at 70 parts per billion. However, in late 2021, the EPA communicated that it would reconsider the 2020 decision to retain the ozone NAAQS with the intention of completing the reconsideration by the end of 2023. If the ozone NAAQS is lowered, it may result in additional actions by states requiring further emission controls and associated costs.
In relation to addressing the ozone NAAQS but more specifically greenhouse gas emissions, on January 29, 2019, the New Mexico governor issued an executive order establishing an interagency Climate Change Task Force and directing the Energy, Minerals and Natural Resources Department (“EMNRD”) and the New Mexico Environment Department (“NMED”) to develop a statewide, enforceable regulatory framework to reduce methane emissions from new and existing sources in the oil and gas sector. The Oil Conservation Division ("OCD") adopted the EMNRD rules in mid-2021, which institute gas capture requirements for both upstream and midstream operators, prohibit routine flaring, and require operation plans for operators of gas gathering systems. The NMED proposed draft regulations to the Environmental Improvement Board (“EIB”) in May 2021 crafted with the intention of preventing the state falling into non-attainment with the ozone NAAQS by controlling ozone precursor pollutants, including volatile organic compounds (“VOCs”) and nitrogen oxides (“NOx”), from the oil and gas industry, which regulations are also anticipated to control or reduce methane emissions. The evidentiary hearing before the EIB was completed October 1, 2021, with the final rules anticipated in spring 2022. Although the EIB has yet to finalize the rule, we anticipate that the NMED rule will impose additional operational costs and potential regulatory compliance and enforcement risks.

Similarly, Colorado has undertaken various rulemakings to address compliance with and attainment of the ozone NAAQS, including regulations in 2019 and 2020 to reduce emissions of NOx and VOCs from the oil and gas sector. These regulations, as an example, impose emissions standards on our compressor engines in the Ozone Non-Attainment Area, which, in turn, requires the installation of emissions control technologies and work practice standards to manage emissions. Further, in 2019 the Colorado legislature enacted HB19-1261 establishing statewide greenhouse gas emission reduction goals and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021 the governor issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels. In 2021, Governor Polis signed HB21-1266 into law, which includes environmental justice provisions and requirements for adoption of rules for reduction of greenhouse gas (“GHG”) emissions from “oil and gas exploration, production, processing, transmission, and storage operations” by at least 36% by 2025 and 60% by 2030 below a 2005 baseline. These administrative and regulatory actions have been and will be pursued by various state agencies, including the Colorado Energy Office and the Colorado Air Quality Control Commission (“AQCC”). In December 2021, the AQCC adopted regulations to reduce GHGs from the oil and gas sector through myriad requirements to address emissions and control requirements, including emissions reduction requirements for production well sites, and capture requirements for pigging activities and capture and control requirements for equipment blowdowns. The AQCC also adopted requirements for a Steering Committee to assess methods and feasibility to reduce GHG emissions from industrial combustion of hydrocarbon fuels, specifically including oil and gas sector compression equipment to gather and transport natural gas, ultimately resulting in plans and regulations for oil and gas sector industrial combustion equipment to achieve the HB21-1266 reduction goals.

The regulations in New Mexico and Colorado collectively are anticipated to impose near- and longer-term obligations and costs on our producer customers as well as on our own midstream equipment and facilities. These rulemaking proceedings to reduce greenhouse gas emissions could increase costs on or inhibit or adversely influence the ability of our producer customers to develop and operate production wells. These rulemaking proceedings could increase costs for us to operate our compressor stations or gas plants in the respective states, and they could affect the types of equipment or the manner in which we operate our midstream equipment. These rulemaking proceedings, or future related rulemaking proceedings, have the potential to result in some manner of greenhouse gas emissions caps in the state, or greenhouse gas sector-specific performance standards, either of which could result in increased costs on our producer customers or increased costs on us to operate our facilities, and could affect the types of equipment that we operate or the manner in which it is operated. These rulemaking proceedings have the potential to affect the operations and production of our customers, which can in turn affect our operations, and they also have the potential to affect our costs and facility operations, either of which could adversely affect our financial results or have such an effect on our operations.
The Clean Air Act imposes substantial potential civil and criminal penalties for non-compliance. State laws for the control of air pollution also provide varying administrative, civil and potentially criminal penalties and liabilities. The permitting, regulatory compliance and reporting programs, including those detailed above, taken as a whole, increase the costs and complexity of oil and gas operations with potential to adversely affect the cost of doing business for our customers resulting in reduced demand for our gas processing and transportation services, and which may also require us to incur certain capital and operating expenditures in the future to meet regulatory requirements or for air pollution control equipment, for example, in connection with obtaining and maintaining operating permits and approvals for air emissions associated with our facilities and operations.
Hazardous Substances and Waste
Our operations are subject to environmental laws and regulations relating to the management and release of hazardous substances, or solid or hazardous wastes, or petroleum hydrocarbons. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and may impose strict liability or joint and several liability for the investigation and remediation of areas at a facility where hazardous substances, or in some cases hydrocarbons, may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred and companies that disposed or arranged for the disposal of, or transported the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from the responsible parties the costs that the agency incurs. Despite the “petroleum exclusion” of CERCLA Section 101(14), which encompasses natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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
We currently own or lease properties where petroleum hydrocarbons are being or have been handled for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under the other locations where these petroleum hydrocarbons and wastes have been taken for treatment or disposal. In addition, certain of these properties may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons or other wastes was not under our control. These properties and wastes disposed or released thereon may be subject to CERCLA, RCRA and analogous state laws, or separate state laws that address hydrocarbon releases. Under these laws, we could be required to remove or remediate releases of hydrocarbon materials, or previously disposed wastes (including wastes disposed of or released by prior owners or operators), or to clean up contaminated property (including contaminated groundwater) or to contribute to or perform remedial operations to prevent future contamination. We are not currently aware of any facts, events or conditions relating to the application of such requirements that could reasonably have a material impact on our financial condition or results of operations.
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

Human Capital Management
We recognize that our continued ability to attract and retain highly skilled employees, while maintaining an industry-leading corporate culture, helps to ensure our long-term competitive advantage and our ability to create value for our unitholders. We take pride in our dedicated efforts to create and support a vibrant and safe culture that provides opportunities for our employees to thrive professionally and in their communities. We are committed to promoting an organizational culture that encourages the highest ethical standards of personal, professional, and business conduct.
Our commitment to our purpose of building connections to enable better lives; our vision of being the safest, most reliable, low-cost midstream service provider; and our cultural hallmarks of trust, connection, inspiration, problem-solving, and achievement guide our actions and behaviors. Dedication to our cultural hallmarks are weighted equally to the performance metrics utilized in each leader’s and employee’s annual review process, ensuring that what we do matters as much as how we do it.
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which is managed by its general partner, DCP Midstream GP, LLC, (the “General Partner”), which is 100% owned by DCP Midstream, LLC. We do not have any employees. As of December 31, 2021, 1,788 employees of DCP Services, LLC, a wholly-owned subsidiary of DCP Midstream, LLC, provided support for our operations pursuant to the Services and Employee Secondment Agreement between DCP Services, LLC and us (the “Services Agreement”). For additional information, refer to Item 10. “Directors, Executive Officers and Corporate Governance” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K.
Benefits and compensation
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our goals and create long term value for our unitholders. We incentivize our employees by providing market competitive total compensation packages, including salaries, bonuses, opportunities for equity ownership, and benefits, including comprehensive medical plan options; dental, vision and life insurance; 401(k) savings matches and retirement contributions; vacation, sick, personal and wellness days; tuition and gym membership reimbursement, voluntary insurance, an employee-matching charitable gifts program, an employee assistance program and additional programs through DCP Perks. We use voluntary turnover as a key measure to track and reduce the turnover of key and critical employees, which was 7.9% in 2021.
Training and development
We believe that the high performance of our employees is a byproduct of our employees honing the skills and tools necessary to manage change and prepare for the future, and we are dedicated to the continual growth of our employees through training and development programs. We provide growth opportunities to all employees through programs ranging from individual development plans, rotational programs, tuition reimbursement, and a focused effort on succession planning tailored to each employee’s unique vision of success. Our performance review and talent development process is one in which managers provide regular feedback and coaching to assist with the development of our employees, including the use of individual development plans to assist with individual career development.
Safety, Health and Wellness
Safety is the first tenet of our vision to be the safest, most reliable, low-cost midstream service provider, and is our highest value. The importance of the safety of our employees and contractors is exemplified in our compensation structure, as every executive and employee has been directly incentivized to achieve industry-leading safety performance since 2007. Our Start SAFE Finish SAFE (“SSFS”) program provides a framework to ensure employees and contractors are starting and finishing each task or job safely. In conjunction with our SSFS program, we also have an environmental, health and safety management system database that is used to track and communicate safety related activities and events, such as audits, injuries, incidents, and near misses, including incident investigation observations and responsive actions. The Company uses the employee Total Recordable Incident Rate (“TRIR”) which is the number of Occupational Safety and Health Administration (OSHA) recordable injuries per 200,000 hours worked as an indicator of its performance. DCP is consistently a leader in the midstream industry for safety performance. In 2021 the company had a TRIR of 0.33.

Our COVID-19 pandemic response focused on increased cleaning procedures, social distancing guidelines, symptom check stations, limiting outside visitors, increased personal protection equipment, modified work schedules to limit employees in the offices, and remote working for all corporate employees.

We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health through tools and resources to help them improve their health and encourage engagement in healthy behaviors.
Inclusion and Diversity
We are committed to advancing inclusion and diversity (“I&D”) in our workplace and driving accountability for progress throughout the Company. Our leadership is dedicated to maintaining an inclusive workplace that is free from harassment and discrimination and providing advancement opportunities for all employees. In 2020, we established an internal I&D committee that is comprised of over 100 volunteers, and sponsored by our Chief Executive Officer ("CEO") and Chief Human Resources Officer ("CHRO"), the purpose of which is "to create equity and belonging for everyone, everywhere”. To inform the recommended actions of the I&D committee, we conducted a voluntary, company-wide inclusion survey with a 76% response rate, an employee satisfaction score of 80, and a belonging score of 75, both higher than external benchmarks. Additionally, we support a variety of internal employee resource groups, including our Leadership Development Network, and the Business Women’s Network. Notably, in the fourth quarter of 2020, we appointed the first female director to the board of directors of our General Partner.
The Company demonstrated corporate leadership on inclusion and diversity by setting the following forward-looking goals during 2021. Our Inclusion and Diversity strategy consists of a 2028 target to ensure our workforce and leadership fully represents the gender and racial demographics of the industry within the communities in which we operate. A 2031 target to ensure that our internal leadership succession pipeline reflects the gender and racial demographics of the industry within the communities where we operate. Ensure representation of our veteran communities aligns with national demographics. As well as, maintain employee satisfaction and belonging scores above industry benchmark.

As part of our work to meet these goals, we piloted immersive, virtual reality experiences across our organization. As a result, we have partnered with Moth+Flame and the National Urban League to create and roll-out field-focused content to further our employees’ understanding and engagement in our I&D efforts. Finally, our CEO became a member of “CEO in Action” in June of 2021, joining over 2,000 CEOs in the commitment to making I&D a business imperative through clear strategy, deliberate focus and sustained action.
General
We make certain filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments and exhibits to those reports, which are available free of charge on the internet at www.sec.gov or through our website, www.dcpmidstream.com, as soon as reasonably practicable after they are filed with the SEC. Our annual reports to unitholders, press releases and recent analyst presentations are also available free of charge on our website. Information regarding our ESG, corporate responsibility and sustainability initiatives is also available on our website at www.dcpmidstream.com/sustainability. We have also posted our Code of Business Ethics, board committee charters and other corporate governance documents on our website. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

Item 1A. Risk Factors

Risk Factors Summary
The following is a summary of the principal risk factors that could adversely affect our business, operations and financial results. These risks include, but are not limited to, the following:

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
Limited partner interests are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in similar businesses. You should consider carefully the following risk factors together with all of the other information included in this Annual Report on Form 10-K for the year ended December 31, 2021 in evaluating an investment in our common units.

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

Since the beginning of 2020, the COVID-19 pandemic has disrupted economies around the world, including the oil, gas and NGL industry in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health and safety measures. The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, additional or modified government actions, new information that may emerge concerning the severity of COVID-19, the actions taken to contain the spread of COVID-19 and treat its impact, and the availability and acceptance of vaccines to mitigate the spread of COVID-19, among others.

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

The COVID-19 pandemic continues to evolve, and the extent to which the pandemic may impact our business, financial condition, liquidity, results of operations and prospects will depend highly on future developments, which are very uncertain and cannot be predicted with confidence. Additionally, the extent and duration of the impact of COVID-19 pandemic on our unit price is uncertain and may make us look less attractive to investors and, as a result, there may be a less active trading market for our units, our unit prices may be more volatile, and our ability to raise capital could be impaired.

Our cash flow is affected by natural gas, NGL and crude oil prices.

Our business is affected by natural gas, NGL and crude oil prices. The prices of natural gas, NGLs and crude oil have historically been volatile, and we expect this volatility to continue.

The level of drilling activity is dependent on economic and business factors beyond our control. Among the factors that impact drilling decisions are commodity prices, the liquids content of the natural gas production, drilling requirements for producers to hold leases, the cost of finding and producing natural gas and crude oil and the general condition of the financial markets. Commodity prices experienced volatility during 2021, as illustrated by the following table:

	Year Ended December 31, 2021		December 31, 2021
	Daily High	Daily Low
Commodity:
NYMEX Natural Gas ($/MMBtu)	$6.31	$2.45	$3.73
NGLs ($/Gallon)	$1.14	$0.59	$0.94
Crude Oil ($/Bbl)	$84.65	$47.62	$75.21

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
•actions taken by foreign oil and gas producing and importing nations, including the ability or willingness of OPEC and OPEC+ to set and maintain pricing and production levels for oil, which, for example, had a pronounced effect on global oil prices and the volatility thereof in 2020 during the onset and spread of the COVID-19 pandemic;
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

We periodically evaluate long-lived assets for impairment. Our impairment analyses for long-lived assets require management to apply judgment in evaluating whether events and circumstances are present that indicate an impairment may have occurred. If we believe an impairment may have occurred judgments are then applied in estimating future cash flows as well as asset fair values, including forecasting useful lives of the assets, assessing the probability of different outcomes, and selecting the discount rate that reflects the risk inherent in future cash flows. In estimating cash flows, we incorporate current market information (including forecasted volumes and commodity prices), as well as historical and other factors. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to impairment charges. Adverse changes in our business or the overall operating environment, such as lower commodity prices, may affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

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

We identify as primary natural gas suppliers those suppliers individually representing 10% or more of our total natural gas and NGLs supply. In 2021, our two largest suppliers of natural gas accounted for 27% of our total natural gas supply. While some of these customers are subject to long-term contracts, we may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all. The loss of all or even a portion of the natural gas and NGL volumes supplied by these customers, as a result of competition or otherwise, could have a material adverse effect on our business.

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

Although many of our natural gas facilities currently are not subject to pipeline integrity requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with non-exempt pipelines. Such costs and liabilities might relate to repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, or new requirements that may be imposed as a result of the Pipeline Safety and Job Creation Act, as well as lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, we may be affected by the testing, maintenance and repair of pipeline facilities downstream from our own facilities. With the exception of our Wattenberg pipeline, our NGL pipelines are also subject to integrity management and other safety regulations imposed by the Railroad Commission.

We currently estimate that we will incur costs of approximately $121 million between 2022 and 2026 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines. This does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, nor is it inclusive of estimated costs to implement the Final Gathering Rule (as defined and discussed in further detail below).

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

We are exposed to the credit risks of our producer customers and counterparties, and any material nonpayment or nonperformance by our producer customers or counterparties could reduce our ability to make distributions to our unitholders.

We are subject to risks of loss resulting from nonpayment or nonperformance by our producer customers and counterparties. Any material nonpayment or nonperformance by our producer customers or counterparties could reduce our ability to make distributions to our unitholders. Furthermore, some of our producer customers or counterparties may be highly leveraged and subject to their own operating and regulatory risks, which could increase the risk that they may default on their obligations to us. Additionally, a decline in the availability of credit to producers in and surrounding our geographic footprint could decrease the level of capital investment and growth that would otherwise bring new volumes to our existing assets and facilities. Our customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices, or financial difficulties that could impact their creditworthiness and ability to perform their contractual obligations, including their ability to pay us.

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

We do not own some of the land on which our pipelines and facilities are located, which may subject us to increased costs or disruptions to our operations.

Our pipelines and facilities are located either on land that we own in fee, or on land in which our right to use such land for our operations is derived from leases, easements, rights of way, permits, or licenses from landowners or governmental authorities either in perpetuity or for a specific period of time. We may become subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights of way or if such rights of way lapse or terminate. Certain of our leases contain renewal provisions that allow for our continued use and access of the subject land and, although we review and renew our leases as a routine business matter, there may be instances where we may not be able to renew our contract leases on commercially reasonable terms or may have to commence eminent domain proceedings to establish our right to continue to use the land. Any loss of rights with respect to land on which we operate, could disrupt our ability to continue operations thereon and adversely affect our business, results of operations, and financial position.

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

The Biden Administration has signaled an intention to take a more rigorous approach to environmental regulations as well as permitting reviews, particularly as they related to air quality and climate issues. It is expected that enforcement under the Biden EPA will be more common and EPA will seek greater penalties and injunctive relief requirements than under the Trump EPA. President Biden issued Executive Order 13990 in January 2021, which directed executive departments and agencies to review all existing regulations, orders, guidance documents, policies and any other similar action taken during the previous Administration that are inconsistent with President Biden’s plan to elevate climate issues and, as appropriate, suspend, revise, or rescind those that are inconsistent with that plan. Those initial actions included the revocation of certain prior Executive Orders concerning federal regulation executed by the previous Administration, as well as new Executive Orders directing a focused regulatory freeze and review of rulemaking actions taken by the prior Administration. In addition, in January 2021, President Biden issued Executive Order 14088 which imposed a moratorium on new oil and gas leases on public lands and offshore waters, pending a comprehensive review and reconsideration of oil and gas permitting and leasing practices, prompting the Bureau of Land Management to cancel all first and second quarter lease sales in 2021. That same Order directed a government-wide effort to address climate change by reducing greenhouse gas emissions and achieving net-zero global carbon emissions by mid-century or before. That effort is designed to infuse climate policy in all aspects of federal decision-making, including specific directives that touch for example on foreign policy, national security, financial regulation, federal procurement, infrastructure, and environmental justice.

The moratorium on new oil and gas leases has been challenged in court, including in Louisiana federal district court in a lawsuit filed in March 2021 by officials representing 13 states and in Wyoming federal district court in a similar lawsuit by officials representing the State of Wyoming and various trade organizations. In June 2021, the court ordered that plans be resumed for oil and gas lease sales for the Gulf of Mexico and Alaska. The Bureau of Land Management proceeded with an oil and gas lease sale on approximately eighty million acres of the Gulf of Mexico in November 2021. Meanwhile, the Biden Administration has appealed the Louisiana federal district court’s ruling to the 5th Circuit Court of Appeals. Other judicial challenges are ongoing. For example, North Dakota filed a lawsuit in federal district court in North Dakota in July 2021, seeking to compel the Biden Administration to reschedule two lease sales that were canceled in North Dakota and to restrain the Administration from revoking other sales in the future.

In November 2021, the U.S. Department of the Interior published a report in response to Executive Order 14088 that proposed reforms to the federal oil and gas leasing program that would increase royalties, rental rates, bonus bids and minimum bond amounts for oil and gas leases on public lands. Some of the proposed changes can be made through future lease sale notices, such as royalty increases, while other policies will require an act of Congress. The report stopped short of recommending a permanent ban on leasing public lands, and includes a number of proposed reforms that, if pursued administratively, might draw legal challenge as exceeding the agency’s statutory authority. Nonetheless, it is expected that climate and environmental justice considerations may well become part of future federal oil and gas lease permitting decisions.

On November 15, 2021, PHMSA published a Final Rule amending the gas pipeline safety regulations at 49 CFR Parts 191 and 192 to extend regulation over larger diameter gas gathering pipelines located in rural (Class 1) locations (the “Final Gathering Rule”). The Final Gathering Rule imposes Part 191 or Part 192 requirements on such rural gathering pipelines. All rural gathering pipelines will be subject to annual and incident reporting under Part 191, while those pipelines over 8.625 inches in diameter that are operated at a maximum allowable operating pressure ("MAOP") of more than 20% of specified minimum yield strength ("SMYS") or, where SMYS is not known, where the MAOP exceeds 125 psig, must also comply with certain Part 192 requirements. The applicable Part 192 requirements increase with increased diameter and with proximity to buildings intended for human occupancy or impacted sites. For gathering pipelines between 8.625 inches and 16 inches in diameter, the new regulations require annual and incident reporting, as well as design and construction standards, damage prevention, and emergency planning on new pipelines or those that are repaired or replaced or otherwise substantially changed. If the potential impact radius of the pipeline segment includes a building intended for human occupancy or an impacted site, corrosion control, line markers, public awareness and leakage survey and repair for pipelines of less than 12.75 inches in diameter are also added, and MAOP requirements and standards for plastic pipelines for lines are added for pipelines between 12.75 inches and 16 inches in diameter. Pipelines of more than 16 inches in diameter are subject to all of the above, whether or not the potential impact radius includes any structures intended for human occupancy or impacted sites. The Part 191 reporting requirements of the Final Gathering Rule take effect on May 16, 2022, with the remaining Part 192 requirements taking effect on November 15, 2022 or May 16, 2023.

In November 2021, EPA proposed the expansion of the federal new source performance standards (“NSPS”) for new and modified, and existing, oil and gas sector sources that regulate emissions of VOCs and methane from these sources. EPA had promulgated enhanced NSPS regulations for VOCs in 2012 and the NSPS for VOCs and methane in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, among other things, require control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations. The 2021 proposed rules include provisions that: 1) extend emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expand and tighten the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. EPA has also requested information for a supplemental proposal in 2022 that may expand or modify the 2021 proposed rules.

The Biden Administration is also pursuing the enactment of sweeping legislative policy and spending priorities, including the Build Back Better Act, which as passed by the House in November includes a number of provisions that could impact oil and gas development generally while also incentivizing investment in certain renewable energy projects. At present, the legislation is pending in the Senate.

In the event federal executive or legislative initiatives result in increased federal lease costs or requirements, restrictions or prohibitions that apply to our areas of operations, our customers may incur increased compliance costs or may experience delays or curtailment in the pursuit of their exploration, development, or production activities, and possibly be limited or precluded in the drilling of certain wells. Any adverse impact on our customers’ activities could have a corresponding negative impact on our throughput volumes. In addition, certain administrative rules and legislative proposals specifically target existing law and direct future federal rulemaking activity that may, if adopted, directly impact our ability to competitively locate, construct, maintain, and operate our own assets. Accordingly, such restrictions or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

State agency rulemakings in New Mexico could increase our operational costs, and potentially impact new oil and gas development activity by our producer customers.

On January 29, 2019, the New Mexico governor issued an executive order establishing an interagency Climate Change Task Force and directing the Energy, Minerals and Natural Resources Department (“EMNRD”) and the New Mexico Environment Department (“NMED”) to develop a statewide, enforceable regulatory framework to reduce methane emissions from new and existing sources in the oil and gas sector. Following a year-long stakeholder process by both agencies, the Oil Conservation Division ("OCD") adopted the EMNRD rules in mid-2021, which institute gas capture requirements for both upstream and midstream operators, prohibit routine flaring, and require operation plans for operators of gas gathering systems.

NMED proposed draft regulations to the Environmental Improvement Board (“EIB”) in May 2021 regarding regulations and control of ozone precursor pollutants, including volatile organic compounds (“VOCs”) and nitrogen oxides (“NOx”), from the oil and gas industry, which are also anticipated to control or reduce methane emissions. The evidentiary hearing before the EIB was completed October 1, 2021, with the final rules anticipated in spring 2022. The EMNRD rules impose additional operational requirements and costs, and potential regulatory compliance and enforcement risk, on our facilities and operations. Although the EIB has yet to finalize the rule, we anticipate that the NMED rule will impose additional operational costs and potential regulatory compliance and enforcement risks. Similarly, our customers are expected to incur compliance costs of their own under these rules and may, if out of compliance, experience delays or curtailment in the pursuit of their exploration, development, or production activities. Any adverse impact on our customers’ activities could have a corresponding negative impact on our throughput volumes. Accordingly, such restrictions or prohibitions could have an adverse effect on our business, prospects, results of operations, financial condition, cash flows and ability to make distributions to our unitholders.

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

On April 16, 2019, the Colorado governor signed into law Senate Bill 19-181 (“SB-181”), which amended existing laws and enacted new laws concerning the conduct of oil and gas operations in Colorado. The bill changed the mandate of the Colorado Oil and Gas Conservation Commission (the “COGCC”) to regulate oil and gas development in a manner that protects the public health, safety, welfare, and the environment and wildlife, from the previous mandate to foster the development and production of oil and gas. Other key elements of SB-181 include granting local governments ability to regulate facility siting and surface impacts of oil and gas operations as well as the ability to inspect and impose fines for leaks, spills, and emissions, and requiring the Colorado Department of Public Health and Environment (the “CDPHE”) to adopt additional rules that call for the minimization and continual monitoring of emissions at oil and gas facilities. SB-181 also requires the COGCC to conduct rulemakings concerning the cumulative impacts of oil and gas development, additional flowline regulations, as well as other matters.

The COGCC completed the most significant rulemaking to implement SB-181 in late 2020, with a final SB-181 rulemaking concerning financial assurance to be completed in early 2022. These new rules are focused on upstream oil and gas development, and as a whole touch on nearly every aspect of oil and gas development activity. Due to the scope and complexity of the rules, the COGCC has issued guidance materials that will be central to achieving successful rule implementation. Although our customers have expressed confidence in their ability to conform to the rules and move forward with predictable development plans, the number of drilling permits issued by the COGCC slowed considerably in 2021 as staff began reviewing permit applications in accordance with the new rules. We expect the approval of well permit applications to improve as operators and COGCC staff both gain experience with the new regulatory regime, and because our customers are increasingly focused on permitting comprehensive area plans that will allow for the approval of a larger number of wells as part of larger long-term development plans.

While much of our oil and gas infrastructure in Colorado is not located near populous areas, the population in Colorado continues to grow, which may result in populated areas coming closer to existing and proposed oil and gas development. Notably, Weld County has exercised the authority granted under SB-181 to enact its own local siting and permitting regulatory framework, in a manner that is intended to and has allowed for continued oil and gas development in the jurisdiction where the majority of our assets are located. However, local regulations enacted under SB-181 do not supplant the COGCC’s authority over well permitting and approval, and thus even in Weld County our customers may experience additional costs or delays associated with obtaining those state permits. Any such impact on new oil and gas development, would, as production from existing and previously permitted wells depletes, lead to a reduction in demand for our gathering, processing, and transportation services in the state, which reduction, over time, may be material.

In addition, in 2019 the Colorado legislature enacted HB19-1261 establishing statewide greenhouse gas emission reduction goals and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021 the governor issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels. In 2021, the governor signed HB21-1266 into law, which includes environmental justice provisions and requirements for adoption of rules for reduction of greenhouse gas (“GHG”) emissions from “oil and gas exploration, production, processing, transmission, and storage operations” by at least 36% by 2025 and 60% by 2030 below a 2005 baseline. These administrative and regulatory actions have been and will be pursued by various state agencies, including the Colorado Energy Office and the Colorado Air Quality Control Commission (“AQCC”). In December 2021, the AQCC adopted regulations to reduce GHGs from the oil and gas sector through myriad requirements to address emissions and control requirements, including emissions reduction requirements for production well sites, and capture requirements for pigging activities and capture and control requirements for equipment blowdowns. The AQCC also adopted requirements for a Steering Committee to assess methods and feasibility to reduce GHG emissions from industrial combustion of hyrdrocarbon fuels, specifically including oil and gas sector compression equipment to gather and transport natural gas, ultimately resulting in plans and regulations for oil and gas sector industrial combustion equipment to achieve the HB21-1266 reduction goals. These regulations collectively are anticipated to impose near- and longer-term obligations and costs on our producer customers as well as on our own midstream equipment and facilities. These rulemaking proceedings to reduce greenhouse gas emissions could increase costs on or inhibit or adversely influence the ability of our producer customers to develop and operate production wells. These rulemaking proceedings could increase costs for us to operate our compressor stations or gas plants in the state, and they could affect the types of equipment or the manner in which we operate our midstream equipment. These rulemaking proceedings, or future related rulemaking proceedings, have the potential to result in some manner of greenhouse gas emissions caps in the state, or greenhouse gas sector-specific performance standards, either of which could result in increased costs on our producer customers or increased costs on us to operate our facilities, and could affect the types of equipment that we operate or the manner in which it is operated. These rulemaking proceedings have the potential to affect the operations and production of our customers, which can in turn affect our operations, and they also have the potential to affect our costs and facility operations, either of which could adversely affect our financial results or have such an effect on our operations.

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

EPA had promulgated enhanced New Source Performance Standards (“NSPS”) regulations for the oil and gas sector to control volatile organic compounds (“VOCs”) in 2012, and an NSPS for VOCs and methane in the oil and gas sector in 2016. The regulations, contained in 40 CFR Part 60, Subpart OOOO and OOOOa, among other things, require control of VOC and methane emissions from subject sources through ensuring adequate design, requiring installation of emission controls, and institution of leak detection and repair programs. EPA’s 2016 regulatory action imposed leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposed additional emission reduction requirements on specific pieces of oil and gas equipment, and was a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. In November 2021, EPA proposed revisions of the federal NSPS for oil and gas sector sources that regulate emissions of VOCs and methane. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations, including: 1) the extension of emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expansion and tightening of the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. EPA has also requested information for a supplemental proposal in 2022 that may expand or modify the 2021 proposed rules.

States’ efforts to comply with the National Ambient Air Quality Standard (“NAAQS”) for ozone, which is set by the EPA, also may have an impact on our operations. States or areas of a state that are not in attainment with the ozone NAAQS are required to approve implementation plans that reduce emissions of ozone precursors in order to achieve compliance with the NAAQS, which plans can impose emissions control requirements and associated costs on us or on our customers. The EPA revised and lowered the ozone NAAQS from 75 to 70 parts per billion in 2015, and on December 31, 2020, the EPA issued a final rule retaining the 2015 standard. In late 2021, the EPA communicated that it would reconsider the 2020 decision to retain the ozone NAAQS with the intention of completing the reconsideration by the end of 2023. If the ozone NAAQS is lowered, it may result in additional actions by states requiring further emission controls and associated costs. States are required to evaluate compliance with 70 parts per billion standard and, if not met, to adopt implementation plans to reduce emissions of ozone-forming pollutants, like VOCs and nitrogen oxides (“NOx”), that are emitted from, among others, the oil and gas industry. Persistent non-attainment status, such as for ozone, can result in lower major source permitting thresholds (making it more costly and complex to site and permit major new or modified facilities) and additional emissions control requirements. In October 2016, the EPA also finalized Control Techniques Guidelines (“CTGs”) for VOC emissions from existing oil and natural gas equipment and processes in moderate ozone non-attainment areas. These CTGs provide recommendations for states and local air agencies to consider when determining what emissions control requirements apply to sources in the non-attainment areas.

In Colorado, including Weld County, EPA has classified the Denver Metro/North Front Range as “serious” nonattainment for the 2008 ozone standard and “marginal” nonattainment for the 2015/2020 ozone standard. Based on recent ambient air data, it is expected that the area will be classified as “severe” nonattainment for the 2008 ozone standard sometime in 2022. The nonattainment status of this area has resulted in reduction of the major source threshold and adoptions of regulations designed to reduce ozone precursor emissions, including regulations adopting provisions of the CTGs and other regulations focused on reducing VOC and NOx emissions from the oil and gas industry. Further rulemakings from the Colorado Air Quality Control Commission are expected to reduce emissions of VOCs and NOx from the oil and gas sector as part of the State’s Implementation Plan to come into compliance with the ozone standards.

New Mexico instituted a rulemaking in 2021 with the intention of preventing the state from falling into non-attainment with the ozone NAAQS by controlling ozone precursor pollutants, VOCs and NOx, from the oil and gas industry, which regulations are also anticipated to control or reduce methane emissions. The evidentiary hearing before the New Mexico Environmental Improvement Board was completed October 1, 2021, with the final rules anticipated in spring 2022. Although the Environmental Improvement Board has yet to finalize the rule, we anticipate that the rule will impose additional operational costs and potential regulatory compliance and enforcement risks.

States can initiate and promulgate regulations affecting oil and gas operations and associated emissions, either as a matter of their own statutory authority and programs or when implementing federal programs, such as the federal ozone ambient air quality standard or the federal Regional Haze regulation. Judicial challenges to new regulatory measures can occur, and we cannot predict the outcome of such challenges. New regulatory suspensions, revisions, or rescissions, as well as new regulations, and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. Collectively, implementation of more stringent regulations could require modifications to the operations of our exploration and production customers, as well as our operations, including the installation of new equipment and new emissions management practices, which could result in significant additional costs, both increased capital expenditures and operating costs. These regulations could also affect the permitting of, or the emissions control requirements in permits for our customers’ facilities and equipment, or our facilities and equipment. The incurrence of such expenditures and costs by our customers could also result in reduced production by those customers and thus translate into reduced demand for our services, which could in turn have an adverse effect on our business and cash available for distributions.

We may incur significant costs in the future associated with proposed climate change regulation and legislation.

The United States Congress and some states where we have operations may consider legislation or regulations related to greenhouse gas emissions, including methane emissions, which may compel reductions of such emissions. In addition, there have been international conventions and efforts to establish standards for the reduction of greenhouse gases globally, including the Paris accords in December 2015. The conditions for entry into force of the Paris accords were met on October 5, 2016 and the Agreement went into force 30 days later on November 4, 2016. More recently, at the United Nations Climate Change Conference in Glasgow (COP26) in 2021, the United States and the European Union announced the Global Methane Pledge that aims to limit methane emissions by 30% compared with 2020 levels.

At the federal level, legislative proposals have included or could include limitations, or caps, on the amount of greenhouse gas that can be emitted, as well as a system of emissions allowances. For example, legislation passed by the U.S. House of Representatives in 2010, which was not taken up by the Senate, would have placed the entire burden of obtaining allowances for the carbon content of NGLs on the owners of NGLs at the point of fractionation. Most recently with respect to legislation, in 2021 the Biden Administration proposed the Build Back Better Act, which as passed by the House in November includes a number of provisions that could impact oil and gas development generally with respect to climate change and costs and requirements associated with greenhouse gas emissions, while also incentivizing investment in certain renewable energy projects. At present, the legislation is pending in the Senate. In 2011, EPA proposed greenhouse gas permitting requirements for stationary sources under certain Clean Air Act programs at both the federal and state levels, including the Prevention of Significant Deterioration (“PSD”) program and Title V permitting, although that rule was challenged. Following from that challenge, in 2016 the EPA proposed PSD and Title V permitting regulations that would address control of GHG emissions if certain thresholds are met. While EPA has not finalized the rule, states such as Colorado have adopted similar requirements. Separately, in 2011 EPA issued rules requiring reporting of greenhouse gases, on an annual basis, for certain onshore natural gas and oil production facilities, and in October 2015, EPA amended and expanded those greenhouse gas reporting requirements to all segments of the oil and gas industry effective January 1, 2016. In June 2013, President Obama announced a climate action plan that targeted methane emissions from the oil and gas industry as part of a comprehensive interagency methane reduction strategy, and in June 2016, the EPA expanded the NSPS regulations for new or modified oil and gas sources of VOCs to include methane emissions, which, among other things, imposes leak detection and repair requirements for VOCs and methane on producer well site equipment and on midstream equipment such as compressor and booster stations, imposes additional emission reduction requirements on specific pieces of oil and gas equipment, and is a regulatory pre-condition to the EPA acting to regulate existing oil and gas methane sources in the future under Section 111(d) of the Clean Air Act. In November 2021, EPA proposed revisions to the federal NSPS for oil and gas sector sources that regulate emissions of VOCs and methane. EPA’s November 2021 proposed regulations would expand the scope and breadth of the existing regulations, including: 1) the extension of emission control and reduction requirements under this part of the Clean Air Act to existing oil and gas sources, which is a first; and 2) expansion and tightening of the existing emission reduction requirements for new or modified oil and gas sources adopted in 2012 and 2016. EPA has also requested information for a supplemental proposal in 2022 that may expand or modify the 2021 proposed rules.

Similarly, some states can initiate and promulgate regulations affecting oil and gas operations and associated greenhouse gas emissions as a matter of their own statutory authority and programs. For example, in 2019, the Colorado legislature passed House Bill 19-1261, the “Climate Action Plan to Reduce Pollution” that sets greenhouse gas emission reduction targets for the state, and included agency authorities and mandates to promulgate regulations to achieve greenhouse gas reduction goals. In January 2021 the governor issued the “Greenhouse Gas Pollution Reduction Roadmap,” which describes state actions and the regulatory pathway to achieve the HB19-1261 greenhouse gas reduction goals. The Greenhouse Gas Reduction Roadmap specifies, among other things, intended reductions by economic sector, including the oil and gas sector as well as the “residential, commercial and industrial” sector that includes emissions from the combustion of fuels. In 2021, Governor Polis signed HB21-1266 into law, which includes environmental justice provisions and requirements for adoption of rules for reduction of greenhouse gas (“GHG”) emissions from “oil and gas exploration, production, processing, transmission, and storage operations” by at least 36% by 2025 and 60% by 2030 below a 2005 baseline. These administrative and regulatory actions have been and will be pursued by various state agencies, including the Colorado Energy Office and the Colorado Air Quality Control Commission (“AQCC”). In December 2021, the AQCC adopted regulations to reduce GHGs from the oil and gas sector through myriad requirements to address emissions and control requirements, including emissions reduction requirements for production well sites, and capture requirements for pigging activities and capture and control requirements for equipment blowdowns. The AQCC also adopted requirements for a Steering Committee to assess methods and feasibility to reduce GHG emissions from industrial combustion of hydrocarbon fuels, specifically including oil and gas sector compression equipment to gather and transport natural gas, ultimately resulting in plans and regulations for oil and gas sector industrial combustion equipment to achieve the HB21-1266 reduction goals.

New regulations, as well as new regulatory suspensions, revisions, or rescissions, and conflicting state and federal regulatory mandates may inhibit our ability to accurately forecast the costs associated with future regulatory compliance. To the extent legislation is enacted or additional regulations are promulgated that regulate greenhouse gas emissions, it could significantly increase our costs to (i) acquire allowances; (ii) design, permit and construct new large facilities; (iii) operate and maintain our facilities; (iv) install new emission controls or institute emission reduction measures; and (v) manage a greenhouse gas emissions program. If such legislation becomes law or additional rules are promulgated in the United States or any states in which we have operations and we are unable to pass these costs through as part of our services, it could have an adverse effect on our business and cash available for distributions.

Increased regulation of hydraulic fracturing could result in reductions, delays or increased costs in drilling and completing new oil and natural gas wells, which could adversely impact our revenues by decreasing the volumes of natural gas and natural gas liquids that we gather, process and transport.

Certain of our customers’ natural gas is developed from formations requiring hydraulic fracturing as part of the completion process. Fracturing is a process where water, sand, and chemicals are injected under pressure into subsurface formations to stimulate hydrocarbon production. While the underground injection of fluids is regulated by the EPA under the Safe Drinking Water Act, or SDWA, hydraulic fracturing is excluded from regulation except where the injection fluid is diesel fuel. The EPA has published an interpretive memorandum and permitting guidance related to regulation of fracturing fluids using this regulatory authority. Over the past several years, the EPA has finalized various regulatory programs directed at hydraulic fracturing. For example, in June 2016, the EPA issued regulations under the federal Clean Water Act to further regulate wastewater discharges from hydraulic fracturing and other natural gas production to publicly-owned treatment works. States can propose or promulgate regulations or enact initiatives or legislation imposing conditions or restrictions on hydraulic fracturing practices or oil and gas well development using hydraulic fracturing or horizontal drilling techniques. The adoption of new laws or regulations imposing reporting obligations on, or otherwise limiting or regulating, the hydraulic fracturing process could make it more difficult for our customers to complete oil and natural gas wells in shale formations and increase their costs of compliance. Several states in which our customers operate have also adopted regulations requiring disclosure of fracturing fluid components or otherwise regulate their use more closely. In Oklahoma, induced seismicity from injection of fluids in wastewater disposal wells has resulted in regulatory limitations on wastewater disposal into such wells. The implementation of rules relating to hydraulic fracturing could result in increased expenditures for our exploration and production customers, which could cause them to reduce their production and thereby result in reduced demand for our services by these customers.

President Biden has taken action to roll back many of the policies and regulations that the Trump administration had put in place to ease burdens on the development or use of domestically produced energy resources. President Biden issued Executive Order 13990 on January 20, 2021, directing executive departments and agencies to review all existing regulations, orders, guidance documents, policies and any other similar action taken during the Trump administration that are inconsistent with President Biden’s plan to elevate climate issues and, as appropriate, suspend, revise, or rescind those that are inconsistent with that plan. Our customers will continue to be subject to uncertainty associated with new regulatory measures as well as new regulatory suspensions, revisions, or rescissions and conflicting state and federal regulatory mandates, which could adversely affect their production and thereby result in reduced demand for our services by these customers.

Construction of new assets is subject to regulatory, environmental, political, legal, economic, civil protest, and other risks that may adversely affect our financial results.

The construction of new midstream facilities or additions or modifications to our existing midstream asset systems involves numerous regulatory, environmental, political, legal, and economic uncertainties beyond our control and may require the expenditure of significant amounts of capital. For example, public participation in review and permitting processes can introduce uncertainty and additional costs associated with project timing and completion. Relatedly, civil protests regarding environmental and social issues, including construction of infrastructure associated with fossil fuels, may lead to increased legislative and regulatory initiatives and review at federal, state, and local levels of government that could prevent or delay the construction of such infrastructure and realization of associated revenues. Construction expenditures may occur over an extended period of time, yet we will not receive any material increases in cash flow until the project is completed and fully operational. Moreover, our cash flow from a project may be delayed or may not meet our expectations. These projects may not be completed on schedule or within budgeted cost, or at all. We may construct facilities to capture anticipated future growth in production in a region in which such growth does not materialize. Since we are not engaged in the exploration for, and development of, natural gas and oil reserves, we often do not have access to third party estimates of potential reserves in an area prior to constructing facilities in such area. To the extent we rely on estimates of future production in our decision to construct new systems or additions to our systems, such estimates may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of future production. As a result, these facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our results of operations and financial condition. The construction of new systems or additions to our existing gathering and transportation assets may require us to obtain new rights-of-way prior to constructing these facilities. We may be unable to obtain such rights-of-way to connect new natural gas supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. The construction of new systems or additions to our existing gathering and transportation assets may also require us to obtain various regulatory approvals. For example, under the NGA and the National Environmental Policy Act of 1969, FERC has broad authority to approve the construction of new interstate natural gas pipeline facilities, including imposing environmental conditions on certificates of public convenience and necessity. New pipeline infrastructure projects could face increased scrutiny and enhanced regulatory reviews by federal, state and/or environmental regulators due to an increased focus on climate change policies and the fossil fuel industry. While we do not currently have projects pending that are subject to material risk, any governmental or regulatory actions that place additional burdens and/or costs on future projects, could adversely impact our ability to develop new infrastructure. The construction of new systems or additions to our existing gathering and transportation assets may require us to rely on third parties downstream of our facilities to have available capacity for our delivered natural gas and NGLs. If such third-party facilities are not constructed or operational at the time that the addition to our facilities is completed, we may experience adverse effects on our results of operations and financial condition. The construction of additional systems may require greater capital investment if the commodity prices of certain supplies, such as steel, increase. Construction also subjects us to risks related to the ability to construct projects within anticipated costs, including the risk of cost overruns resulting from inflation or increased costs of equipment, materials, labor, or other factors beyond our control that could adversely affect results of operations, financial position or cash flows.

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
It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR altogether may affect our financing costs in the future.

The Credit Agreement and the Securitization Facility both bear interest based on pricing grids tied to the London Interbank Offered Rate (“LIBOR”). Additionally, our three series of preferred limited partner units convert from fixed percentage distributions to distributions that accumulate an annual floating rate of the three-month LIBOR plus a spread of 5.148% (Series A starting in December 2022), 4.919% (Series B starting in June 2023), and 4.882% (Series C starting in October 2023), respectively. In May 2023, our 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 (our "Subordinated Notes") are to convert from a fixed percentage of interest to interest based on an annual floating rate of the three-month LIBOR plus a spread of 3.85%. On December 31, 2021, however, ICE Benchmark Administration Limited (the “IBA”), the administrator for LIBOR, permanently ceased publishing LIBOR with respect to one-week and two-month U.S. dollar LIBOR settings, and will permanently cease publishing LIBOR with respect to all other U.S. dollar LIBOR settings (overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings) on June 30, 2023. Accordingly, in the near future, LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms will cause LIBOR to be replaced with a new benchmark or and may cause LIBOR to perform differently than in the past during the transition period. The Credit Agreement contemplates a process for transitioning from LIBOR, and the Securitization Facility has been amended to provide for the transition from LIBOR, but the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the Credit Agreement and the Securitization Facility, could increase the cost of our variable rate indebtedness.
In addition, any other legal or regulatory changes made by the United Kingdom's Financial Conduct Authority (the "FCA"), the IBA, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination. This could result in LIBOR no longer being determined and published. Because one-week and two-month U.S. dollar LIBOR rates become unavailable on December 31, 2021, and all other U.S. dollar LIBOR rates will be unavailable after June 30, 2023, after such times, the interest rate on our Credit Agreement and Securitization Facility will need to be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on any outstanding debt under the Credit Agreement or the Securitization Facility if U.S. dollar LIBOR were available in its current form. Further, the same costs and risks that led to the discontinuation or unavailability of U.S. dollar LIBOR may make one or more alternative methods of calculating interest impossible or impracticable to determine. As a result, any of these consequences may have an adverse effect on our financing costs.
Finally, our Subordinated Notes are to convert from a fixed percentage of interest to interest based on an annual floating rate of three-month LIBOR plus a spread of 3.85% in May 2023. The Subordinated Notes have no fallback provisions providing for an alternative interest rate when LIBOR becomes unavailable after June 30, 2023. In April 2021, the State of New

York approved legislation covering contracts that are governed by New York law and have no fallback provisions for determination of interest rates upon LIBOR becoming unavailable. That legislation provides a statutory framework to replace LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”). In December 2021, the United States House of Representatives passed HR 4616, which also provides such a statutory framework that, for the most part, parallels the New York legislation. For the federal legislation to become law, it must be passed by the United States Senate and signed by the President. There can be no assurance that the Senate will pass such legislation, that the President will sign such legislation, or as to the final form of any federal legislation. Because the Subordinated Notes are governed by New York law, the New York legislation will apply to the determination of the replacement rate for LIBOR under the Subordinated Notes, unless federal legislation is passed that preempts the New York legislation. There can be no assurance about how the legislation that is adopted will be implemented, or as to the ultimate replacement interest rate that will apply to our Subordinated Notes when LIBOR becomes unavailable.

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
The 3.875% Senior Notes due 2023, 5.375% Senior Notes due 2025, 5.625% Senior Notes due 2027, 5.125% Senior Notes due 2029, 8.125% Senior Notes due 2030, 3.25% Senior Notes due 2032, 6.450% Senior Notes due 2036, 6.750% Senior Notes due 2037, and 5.60% Senior Notes due 2044, or the Senior Notes, are senior unsecured obligations of DCP Operating and rank equally in right of payment with all of its other existing and future senior unsecured debt and effectively junior to any of its future secured indebtedness to the extent of the collateral securing such indebtedness. The 5.85% Fixed-to-Floating Rate Junior Subordinated Notes due 2043 are junior subordinated obligations of DCP Operating and rank junior in right of payment with all of its other existing and future senior unsecured debt. All of our operating assets are owned by our subsidiaries, and none of these subsidiaries guarantee DCP Operating’s obligations with respect to the notes. Creditors of DCP Operating’s subsidiaries may have claims with respect to the assets of those subsidiaries that rank effectively senior to the notes. In the event of any distribution or payment of assets of such subsidiaries in any dissolution, winding up, liquidation, reorganization or bankruptcy proceeding, the claims of those creditors would be satisfied prior to making any such distribution or payment to DCP Operating in respect of its direct or indirect equity interests in such subsidiaries. Consequently, after satisfaction of the claims of such creditors, there may be little or no amounts left available to make payments in respect of our notes. As of December 31, 2021, DCP Operating’s subsidiaries had no debt for borrowed money owing to any unaffiliated third parties, other than the amounts borrowed under the Securitization Facility. Such subsidiaries are not prohibited under the indentures governing the notes from incurring indebtedness in the future.

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

As of December 31, 2021, our consolidated principal indebtedness was $5,435 million. Our significant indebtedness and any additional debt we may incur in the future may adversely affect our liquidity and therefore our ability to make interest payments on our notes and distributions on our units.

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

The unitholders may be unable to remove our general partner without its consent because our general partner and its affiliates own a significant percentage of our outstanding units. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. As of December 31, 2021, our general partner and its affiliates owned approximately 57% of our outstanding common units.

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

Our Partnership Agreement requires us to distribute all of our “available cash” each quarter to our common unitholders. “Available cash” is defined in our Partnership Agreement and described in Note 16 of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data.". As a result, we do not expect to accumulate significant amounts of cash. Depending on the timing and amount of our cash distributions, these distributions could significantly reduce the cash available to us in subsequent periods to make payments on the Preferred Units.

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

Public Law 115-97, known as the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Tax Cuts and Jobs Act") provides a deduction under Code Section 199A to a non-corporate common unitholder, for taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, equal to 20% of his or her allocable share of our “qualified business income.” For purposes of this deduction, our “qualified business income” is equal to the sum of the net amount of our items of income, gain, deduction and loss to the extent such items are included or allowed in the determination of taxable income for the year, excluding, however, certain specified types of passive investment income (such as capital gains and dividends); and any gain recognized upon a disposition of our units to the extent such gain is attributable to certain assets, such as depreciation recapture and our “inventory items,” and is thus treated as ordinary income under Section 751 of the Code. This law also includes certain new limitations on the use of losses and other deductions to offset taxable income. Various aspects of this deduction and these limitations may be modified by administrative, legislative or judicial interpretations at any time, which may or may not be applied retroactively.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% (or 50% for 2020, as amended by the Coronavirus Aid, Relief and Economic Security Act on March 27, 2020) of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion that is not required to be capitalized as part of cost of goods sold.

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

Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. Gain recognized from a sale or other disposition of our units by a non-U.S. person will be subject to federal income tax as income effectively connected with a U.S. trade or business. Moreover, the transferee of our units (or the transferee's broker, if applicable) is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Recent final Treasury regulations provide for the application of this withholding rule to open market transfers of interest in publicly traded partnerships beginning on January 1, 2023. Under these regulations, the “amount realized” for purposes of this withholding is the gross proceeds paid or credited upon the transfer.

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
Our principal executive offices are located at 6900 E. Layton Avenue, Suite 900, Denver, Colorado 80237, our telephone number is 303-595-3331 and our website address is www.dcpmidstream.com.

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
Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “DCP”. As of February 16, 2022, there were approximately 34 unitholders of record of our common units. This number does not include unitholders whose common units are held in trust by other entities.

Securities Authorized for Issuance Under Equity Compensation Plans
The information relating to our equity compensation plans required by Item 5 is incorporated by reference to such information as set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” contained herein.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses performance during the fiscal years ended December 31, 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 performance and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K, but rather can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the U.S. economy began to experience pronounced effects of the COVID-19 pandemic. The pandemic caused by the COVID-19 virus and its variant strains ("COVID-19") has disrupted the U.S. economy since the first quarter of 2020 and immediately resulted in a decline in demand for our products. We began to see improvement in demand for our natural gas and NGL products and services beginning late in the second half of 2020, which continued through 2021. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. The extent of the continuing impact of the COVID-19 pandemic remain uncertain due to numerous factors outside of the Company's control, including but not limited to the severity, duration and resurgence of the outbreak, new variants, the effectiveness of public safety measures, distribution and effectiveness of vaccines, and supply chain pressures. Management continues to monitor the COVID-19 pandemic, however, the degree to which these factors will impact our business and our results of operations in 2022 and beyond remains uncertain and the related financial impact of any such disruption cannot be reasonably estimated at this time.
We have taken measures to address the COVID-19 pandemic in order to maintain essential business functions at our plants and critical infrastructure with minimal disruptions. Our current continuity plan specifically addresses technology, communications, and remote operations. We continue to prioritize safe and reliable operations and have not experienced a disruption to operations or incurred significant additional costs as a result of the COVID-19 pandemic.
Our business is impacted by commodity prices and volumes. We mitigate a significant portion of commodity price risk on an overall Partnership basis through our fee-based assets and by executing on our hedging program. Various factors impact both commodity prices and volumes, and as indicated in Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” we have sensitivities to certain cash and non-cash changes in commodity prices. Commodity prices have rebounded due to increasing demand and tightening supply from the lows seen at the start of the pandemic. However, domestic exploration, development and production remain limited, and are growing slower than demand and our natural gas throughput and NGL volumes continue to be impacted as a result.
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

We intend to be a proactive participant in the transition to a lower carbon energy future. In August 2021, we announced two goals for companywide greenhouse gas (GHG) emission intensity reductions targets. By 2030, our goal is to reduce our total Scope 1 and Scope 2 greenhouse gas emissions by 30% from the 2018 baseline utilizing the energy infrastructure council GPA Midstream Association Reporting Template Protocol. By 2050, our goal is to achieve net zero greenhouse gas emissions. We plan to achieve those targets through a two-pronged approach focused on cleaning the core, or increased efficiency and modernization of existing operations, and leveraging our existing strategy and infrastructure to establish adjacent lines of business, capture growing market opportunities, and capitalize on green energy growth. We are working to continuously improve operational and energy efficiency through resource and energy conservation throughout our operations and made progress towards our goals by reducing Scope 1 and Scope 2 GHG emissions across our operations by approximately 15% from the 2018 baseline through 2020. Additionally, we reduced our methane emissions by 23% over the same period of time. While we believe all of these goals align with our long-term growth strategy, financial and operational priorities, they are aspirational and may change, and there is no guarantee that they will be met.
Our business is primarily driven by the level of production of natural gas by producers and of NGLs from processing plants connected to our pipelines and fractionators. These volumes can be impacted negatively by, among other things, reduced drilling activity, depressed commodity prices, severe weather disruptions, operational outages and ethane rejection. Upstream producers reduced capital expenditures during 2021 and their response to changes in commodity prices and demand remain uncertain.
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
The global economic outlook continues to be a cause for concern for U.S. financial markets and businesses and investors alike. This uncertainty may contribute to volatility in financial and commodity markets.
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
During 2022, our strategic objectives are to generate Excess Free Cash Flows (a non-GAAP measure defined in “Reconciliation of Non-GAAP Measures - Excess Free Cash Flows”) and reduce leverage. We believe the key elements to generating Excess Free Cash Flows are the diversity of our asset portfolio, our fee-based business which represents a significant portion of our estimated margins, plus our hedged commodity position, the objective of which is to protect against downside risk in our Excess Free Cash Flows. We will continue to pursue incremental revenue, cost efficiencies and operating improvements of our assets through process and technology improvements.
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2022 plan includes sustaining capital expenditures of between $100 million and $140 million and expansion capital expenditures of between $100 million and $150 million.

Recent Events
Senior Notes
On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.95% Senior Notes due April 1, 2022 using borrowings under our Revolving Credit Facility and AR Securitization Facility.
Common and Preferred Distributions
On January 24, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution will be paid on February 14, 2022 to unitholders of record on February 4, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2022 to unitholders of record on March 1, 2022. The Series C distribution will be paid on April 15, 2022 to unitholders of record on April 1, 2022.
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
Our Gathering and Processing segment operating results are impacted by market conditions causing variability in natural gas, crude oil and NGL prices. The midstream natural gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices and global demand. The number of active oil and gas drilling rigs in the United States increased, from 351 on December 31, 2020 to 586 on December 31, 2021. Although the prevailing price of residue natural gas has less short-term significance to our operating results than the price of NGLs, in the long-term, the growth and sustainability of our business depends on commodity prices being at levels sufficient to provide incentives and capital for producers to explore for and produce natural gas.
The prices of NGLs, crude oil and natural gas can be extremely volatile for periods of time, and may not always have a close relationship. Due to our hedging program, changes in the relationship of the price of NGLs and crude oil may cause our commodity price exposure to vary, which we have attempted to capture in our commodity price sensitivities in Item 7A in this 2021 Form 10-K, “Quantitative and Qualitative Disclosures about Market Risk.” Our results may also be impacted as a result of non-cash lower of cost or net realizable value inventory or imbalance adjustments, which occur when the market value of commodities decline below our carrying value.
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
Weather
The economic impact of severe weather may negatively affect the nation’s short-term energy supply and demand, and may result in commodity price volatility. Wide fluctuations in the price of natural gas caused by extreme weather events may increase our working capital requirements in order to fund settlements or margin requirements on open positions on commodities exchanges. Additionally, severe weather may restrict or prevent us from fully utilizing our assets, by damaging our assets, interrupting utilities, and through possible NGL and natural gas curtailments downstream of our facilities, which could restrict our production. These impacts may linger past the time of the actual weather event. Although we carry insurance on the vast majority of our assets, insurance may be inadequate to cover our loss in some instances, and in certain circumstances we have been unable to obtain insurance on commercially reasonable terms, if at all.

Climate change may have a long-term impact on our operations. For example, our facilities that are located in low lying areas such as the gulf coast of Texas and Louisiana may be at increased risk due to flooding, rising sea levels, or disruption to operations from more frequent and severe weather events. Changes in climate or weather patterns may hinder exploration and production activities or increase the cost of production of oil and gas resources and consequently affect throughput volumes entering our systems. Changes in climate or weather may also impact demand for energy products and services or alter the overall energy demand by fuel.

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

Impact of Inflation

We anticipate that an increase in labor costs, along with increased supply chain costs primarily related to inflationary pressures that began in the latter half of 2021, will have an impact on our operations in 2022. However, these cost increases should be partially offset by benefits to our commodity sales, transportation and processing prices. However, inflationary pressures on interest rates impact our business, as well as the broader economy and energy business. Consequently, our costs for chemicals, utilities, materials and supplies, labor and major equipment purchases may increase during periods of general business inflation or periods of relatively high energy commodity prices.

Other
The above factors, including sustained deterioration in commodity prices and volumes, other market declines or a decline in our common unit price, may negatively impact our results of operations, and may increase the likelihood of a non-cash impairment charge or non-cash lower of cost or net realizable value inventory adjustments.

How We Evaluate Our Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include the following: (1) volumes; (2) adjusted gross margin and segment adjusted gross margin; (3) operating and maintenance expense, and general and administrative expense; (4) adjusted EBITDA; (5) adjusted segment EBITDA; (6) Distributable Cash Flow and (7) Excess Free Cash Flow. Adjusted gross margin, segment adjusted gross margin, adjusted EBITDA, adjusted segment EBITDA, Distributable Cash Flow and Excess Free Cash Flow are non-GAAP measures. To the extent permitted, we present certain non-GAAP measures and reconciliations of those measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP. These non-GAAP measures may not be comparable to a similarly titled measure of another company because other entities may not calculate these non-GAAP measures in the same manner.
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

Results of Operations

Consolidated Overview
The following table and discussion provides a summary of our consolidated results of operations for the years ended December 31, 2021 and 2020. The results of operations by segment are discussed in further detail following this consolidated overview discussion. Discussions for the year ended December 31, 2020 versus the year ended December 31, 2019 can be found in our Annual Report Form 10-K for the year ended December 31, 2020 and should be read in conjunction with the discussions below.

	Year Ended December 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues (a):
Logistics and Marketing	$9,734	$5,530	$4,204	76%
Gathering and Processing	6,894	3,479	3,415	98%
Inter-segment eliminations	(5,921)	(2,707)	3,214	*
Total operating revenues	10,707	6,302	4,405	70%
Purchases and related costs
Logistics and Marketing	(9,596)	(5,197)	4,399	85%
Gathering and Processing	(5,590)	(2,253)	3,337	*
Inter-segment eliminations	5,921	2,707	3,214	*
Total purchases	(9,265)	(4,743)	4,522	95%
Operating and maintenance expense	(659)	(607)	52	9%
Depreciation and amortization expense	(364)	(376)	(12)	(3%)
General and administrative expense	(223)	(253)	(30)	(12%)
Asset impairments	(31)	(746)	(715)	(96%)
Other income (expense), net	5	(15)	(20)	*
Loss on sale of assets, net	(5)	—	5	*
Restructuring costs	—	(9)	(9)	*
Earnings from unconsolidated affiliates (b)	535	447	88	20%
Interest expense	(299)	(302)	(3)	(1%)
Income tax expense	(6)	—	6	*
Net income attributable to noncontrolling interests	(4)	(4)	—	—%
Net income (loss) attributable to partners	$391	$(306)	$697	*
Other data:
Adjusted gross margin (c):
Logistics and Marketing	$138	$333	$(195)	(59%)
Gathering and Processing	1,304	1,226	78	6%
Total adjusted gross margin	$1,442	$1,559	$(117)	(8%)

Non-cash commodity derivative mark-to-market	$(125)	$55	$(180)	*
NGL pipelines throughput (MBbls/d) (d)	652	661	(9)	(1%)
Gas pipelines throughput (TBtu/d) (d)	1.0	1.1	(0.1)	(9%)
Natural gas wellhead (MMcf/d) (d)	4,196	4,558	(362)	(8%)
NGL gross production (MBbls/d) (d)	398	400	(2)	(1%)
* Percentage change is not meaningful.
(a) Operating revenues include the impact of trading and marketing gains (losses), net.
(b) Earnings for certain unconsolidated affiliates include the amortization of the net difference between the carrying amount of the investments and the underlying equity of the entities and the other than temporary impairment of $61 million taken on the equity investment in Discovery Producer Services LLC in the first quarter of 2020.

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

Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Total Operating Revenues — Total operating revenues increased $4,405 million in 2021 compared to 2020, primarily as a result of the following:
•$4,204 million increase for our Logistics and Marketing segment, primarily due to higher commodity prices and an increase in transportation, processing and other, partially offset by lower gas and NGL volumes, and unfavorable commodity derivative activity; and
•$3,415 million increase for our Gathering and Processing segment, primarily due to higher commodity prices, an increase in transportation, processing and other, and increased volumes in the DJ Basin, partially offset by unfavorable commodity derivative activity, and lower volumes in the South, Permian, and Midcontinent regions.
These increases were partially offset by:
•$3,214 million change in inter-segment eliminations, which relate to sales of gas and NGL volumes from our Gathering and Processing segment to our Logistics and Marketing segment, primarily due to higher commodity prices.
Total Purchases — Total purchases increased $4,522 million in 2021 compared to 2020, primarily as a result of the following:
•$4,399 million increase for our Logistics and Marketing segment for the commodity price and volume changes discussed above; and
•$3,337 million increase for our Gathering and Processing segment for the commodity price and volume changes discussed above.
These increases were partially offset by:
•$3,214 million change in inter-segment eliminations, for the reasons discussed above.
General and Administrative Expense — General and administrative expense decreased in 2021 compared to 2020, primarily as a result of reduced headcount and benefits, and higher fees in 2020.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent and South regions of our Gathering and Processing segment, and long-lived assets in South Texas in our Logistics and Marketing segment. Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill related to our North region.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement. Other expense in 2020 was primarily related to asset write-offs and pipeline linefill adjustments.
Loss on Sale of Assets, net — The net loss on sale of assets in 2021 primarily represent the sale of gathering systems in the Midcontinent region.
Restructuring Costs — Restructuring costs decreased in 2021 compared to 2020, primarily as a result of our reduction in force in the second quarter of 2020.
Earnings from Unconsolidated Affiliates — Earnings from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020.
Income Tax Expense — Income tax expense changed in 2021 compared to 2020 based on forecasted reversals of temporary differences using our future expected apportionment in Texas.

Net Income (Loss) Attributable to Partners — Net income (loss) attributable to partners increased in 2021 compared to 2020 for all of the reasons discussed above.
Adjusted Gross Margin — Adjusted gross margin decreased $117 million in 2021 compared to 2020, primarily as a result of the following:
•$195 million decrease for our Logistics and Marketing segment, primarily as a result of unfavorable commodity derivative activity, unfavorable NGL marketing and storage activity, and a decrease related to Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, partially offset by an increase in gas pipeline and storage marketing margins due to more favorable commodity spreads, and an increase in NGL pipeline margins.
This decrease was partially offset by:
•$78 million increase for our Gathering and Processing segment, primarily as a result of higher commodity prices and higher volumes in the DJ Basin, partially offset by unfavorable commodity derivative activity attributable to our corporate equity hedge program, lower gathering and processing margins, lower volumes in the South, Permian, and Midcontinent regions, and the negative impact of Winter Storm Uri resulting in producer shut-ins.
Supplemental Information on Unconsolidated Affiliates
The following tables present financial information related to unconsolidated affiliates during the years ended December 31, 2021 and 2020, respectively:
Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$274	$279
DCP Southern Hills Pipeline, LLC	91	78
Gulf Coast Express LLC	63	66
Front Range Pipeline LLC	38	38
Texas Express Pipeline LLC	19	18
Mont Belvieu 1 Fractionator	17	12
Discovery Producer Services LLC (a)	16	(63)
Cheyenne Connector, LLC	12	6
Mont Belvieu Enterprise Fractionator	3	11
Other	2	2
Total earnings from unconsolidated affiliates	$535	$447
(a) Includes an other than temporary impairment of $61 million taken on the investment in the first quarter of 2020.

Distributions received from unconsolidated affiliates were as follows:

	Year Ended December 31,
	2021	2020
	(millions)
DCP Sand Hills Pipeline, LLC	$293	$335
DCP Southern Hills Pipeline, LLC	102	92
Gulf Coast Express LLC	78	81
Front Range Pipeline LLC	42	49
Texas Express Pipeline LLC	21	22
Mont Belvieu 1 Fractionator	17	14
Discovery Producer Services LLC	29	14
Cheyenne Connector, LLC	17	7
Mont Belvieu Enterprise Fractionator	1	12
Other	4	5
Total distributions from unconsolidated affiliates	$604	$631

Results of Operations — Logistics and Marketing Segment

The results of operations for our Logistics and Marketing segment are as follows:

	Year Ended December 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent

Operating revenues:
Sales of natural gas, NGLs and condensate	$9,931	$5,355	$4,576	85%
Transportation, processing and other	65	51	14	27%
Trading and marketing (losses) gains, net	(262)	124	(386)	*
Total operating revenues	9,734	5,530	4,204	76%
Purchases and related costs	(9,596)	(5,197)	4,399	85%
Operating and maintenance expense	(38)	(36)	2	6%
Depreciation and amortization expense	(12)	(13)	(1)	(8%)
General and administrative expense	(6)	(7)	(1)	(14%)
Asset impairments	(13)	—	13	*
Other income (expense), net	6	(10)	(16)	*
Earnings from unconsolidated affiliates (a)	519	510	9	2%
Gain on sale of assets, net	2	—	(2)	*
Segment net income attributable to partners	$596	$777	$(181)	(23%)
Other data:
Segment adjusted gross margin (b)	$138	$333	$(195)	(59%)
Non-cash commodity derivative mark-to-market	$(19)	$78	$(97)	*
NGL pipelines throughput (MBbls/d) (c)	652	661	(9)	(1%)
Gas pipelines throughput (TBtu/d) (c)	1.0	1.1	(0.1)	(9%)
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
Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Total Operating Revenues — Total operating revenues increased $4,204 million in 2021 compared to 2020, primarily as a result of the following:
•$5,485 million increase as a result of higher commodity prices before the impact of derivative activity; and
•$14 million increase in transportation, processing and other.
These increases were partially offset by:
•$909 million decrease attributable to lower gas and NGL volumes; and
•$386 million decrease as a result of commodity derivative activity attributable to an increase in unrealized cash settlement losses of $97 million and an increase in realized commodity derivative losses of $289 million due to movements in forward prices of commodities.
Purchases and Related Costs — Purchases and related costs increased $4,399 million in 2021 compared to 2020, for the reasons discussed above.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in South Texas where we determined a triggering event occurred due to a negative outlook for long-term volume forecasts.
Other Income (Expense) — Other income in 2021 was primarily a result of a contractual settlement. Other expense in 2020 primarily relates to pipeline linefill adjustments.
Segment Adjusted Gross Margin — Segment adjusted gross margin decreased $195 million in 2021 compared to 2020, primarily as a result of the following:
•$386 million decrease as a result of commodity derivative activity as discussed above, which includes an increase in unrealized derivatives losses of $97 million due to forward price movements of commodities in 2021; and
•$27 million decrease as a result of unfavorable NGL marketing and storage activity in 2021; and
•$5 million decrease as a result of Winter Storm Uri, which adversely impacted our gas marketing pipeline assets, net of a large favorable offset at gas storage margins.
These decreases were partially offset by:
•$210 million increase as a result of increased gas pipeline and storage marketing margins due to more favorable commodity spreads in 2021; and
•$13 million increase as a result of NGL pipeline margins.

Results of Operations — Gathering and Processing Segment

The results of operations for our Gathering and Processing segment are as follows:

	Year Ended December 31,		Variance 2021 vs. 2020
	2021	2020	Increase (Decrease)	Percent
	(millions, except operating data)
Operating revenues:
Sales of natural gas, NGLs and condensate	$6,776	$3,042	$3,734	*
Transportation, processing and other	474	405	69	17%
Trading and marketing (losses) gains, net	(356)	32	(388)	*
Total operating revenues	6,894	3,479	3,415	98%
Purchases and related costs	(5,590)	(2,253)	3,337	*
Operating and maintenance expense	(603)	(554)	49	9%
Depreciation and amortization expense	(325)	(333)	(8)	(2%)
General and administrative expense	(15)	(22)	(7)	(32%)
Asset impairments	(18)	(746)	(728)	*
Other expense, net	(1)	(3)	(2)	(67%)
Loss on sale of assets, net	(7)	—	7	*
Earnings (loss) from unconsolidated affiliates (a)	16	(63)	79	*
Segment net income (loss)	351	(495)	846	*
Segment net income attributable to noncontrolling interests	(4)	(4)	—	—%
Segment net income (loss) attributable to partners	$347	$(499)	$846	*
Other data:
Segment adjusted gross margin (b)	$1,304	$1,226	$78	6%
Non-cash commodity derivative mark-to-market	$(106)	$(23)	$(83)	*
Natural gas wellhead (MMcf/d) (c)	4,196	4,558	(362)	(8%)
NGL gross production (MBbls/d) (c)	398	400	(2)	(1%)
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
(c) For entities not wholly-owned by us, includes our share, based on our ownership percentage, of the wellhead and NGL production

Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Total Operating Revenues — Total operating revenues increased $3,415 million in 2021 compared to 2020, primarily as a result of the following:
•$3,999 million increase attributable to higher commodity prices, before the impact of derivative activity; and
•$69 million increase in transportation, processing and other.
These increases were partially offset by:

•$388 million decrease as a result of commodity derivative activity attributable to an increase in unrealized commodity derivative losses of $83 million due to movements in forward prices of commodities in 2021 and an increase in realized cash settlement losses of $305 million; and
•$265 million decrease as a result of lower volumes in the South, Permian, and Midcontinent regions, partially offset by increased volumes in the DJ Basin.
Purchases and Related Costs — Purchases and related costs increased $3,337 million in 2021 compared to 2020, primarily as a result of the commodity price and volume changes discussed above.
General and Administrative Expense — General and administrative expense decreased in 2021 compared to 2020, primarily due to higher fees in 2020.
Asset Impairments — Asset impairments in 2021 relate to long-lived assets in the Midcontinent and South regions. Asset impairments in 2020 relate to long-lived assets in the Permian and South regions and goodwill in the North region.
Loss on Sale of Assets, net — The net loss on sale of assets in 2021 primarily represent the sale of gathering systems in the Midcontinent region.
Earnings (Loss) from Unconsolidated Affiliates — Earnings (loss) from unconsolidated affiliates increased in 2021 compared to 2020, primarily as a result of an impairment in our equity investment in Discovery in 2020.
Segment Adjusted Gross Margin — Segment adjusted gross margin increased $78 million in 2021 compared to 2020, primarily as a result of the following:
•$555 million increase as a result of higher commodity prices.
This increase was partially offset by:
•$323 million decrease as a result of unfavorable commodity derivative activity attributable to our corporate equity hedge program; and
•$119 million decrease due to lower gathering and processing margins, and lower volumes in the South, Permian, and Midcontinent regions, partially offset by higher volumes in the DJ Basin; and
•$35 million decrease as a result of Winter Storm Uri, reflecting reduced volumes due to producer shut-ins, commodity derivative activity associated with swaps, and the net impact of producer payments and marketing activity.

Liquidity and Capital Resources
We expect our sources of liquidity to include:
•cash generated from operations;
•cash distributions from our unconsolidated affiliates;
•borrowings under our Credit Agreement;
•proceeds from asset rationalization;
•debt offerings;
•borrowings under term loans, securitization agreements or other credit facilities; and
•issuances of additional common units, preferred units or other securities.
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
Senior Notes — On November 19, 2021, we issued $400 million aggregate principal amount of 3.250% Senior Notes due February 2032, unless redeemed prior to maturity. We used the net proceeds from the offering to repay indebtedness under our revolving credit facility and for general partnership purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2022.
On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.95% Senior Notes due April 1, 2022 using borrowings under our Revolving Credit Facility and AR Securitization Facility.

Credit Agreement — As of December 31, 2021, we had unused borrowing capacity of $1,383 million, net of $17 million of letters of credit, under the Credit Agreement, of which $1,383 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date. As of February 16, 2022, we had unused borrowing capacity of $1,120 million, net of $263 million of outstanding borrowings and $17 million of letters of credit under the Credit Agreement. Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid.

Accounts Receivable Securitization Facility — As of December 31, 2021, we had $260 million of outstanding borrowings under our Securitization Facility at LIBOR market index rates plus a margin. On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024 and to provide for an alternative interest rate under the Securitization Facility based on SOFR upon LIBOR becoming unavailable. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million borrowing capacity at LIBOR market interest rates plus a margin. Such interest rates will change as described above upon LIBOR becoming unavailable.
Issuance of Securities — In October 2020, we filed a shelf registration statement with the SEC that became effective upon filing and allows us to issue an indeterminate number of common units, preferred units, debt securities, and guarantees of debt securities. During the year ended December 31, 2021, we issued $400 million in aggregate principal amount of our 3.25% Senior Notes due February 2032 pursuant to this shelf registration statement.
In October 2020, we also filed a shelf registration statement with the SEC, which allows us to issue up to $750 million in common units pursuant to our at-the-market program. During the year ended December 31, 2021, we did not issue any common units pursuant to this registration statement, and $750 million remained available for future sales.
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

The Company qualifies for alternative disclosure under Rule 13-01 of Regulation S-X, because the combined financial information of the subsidiary issuer and parent guarantor, excluding investments in subsidiaries that are not issuers or guarantors, reflect no material assets, liabilities or results of operations apart from their respective financing activities and investments in non-guarantor subsidiaries. Summarized financial information is presented as follows. The only assets, liabilities and results of operations of the subsidiary issuer and parent guarantor on a combined basis, independent of their respective investments in non-guarantor subsidiaries are:

•Accounts payable and other current liabilities of $81 million and $87 million as of December 31, 2021 and December 31, 2020, respectively;
•Balances related to debt of $5.174 billion and $5.273 billion as of December 31, 2021 and December 31, 2020, respectively; and
•Interest expense, net of $296 million and $297 million for the year ended December 31, 2021 and 2020, respectively.

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
Working Capital — Working capital is the amount by which current assets exceed current liabilities. Current assets are reduced in part by our quarterly distributions, which are required under the terms of our Partnership Agreement based on

Available Cash, as defined in the Partnership Agreement. In general, our working capital is impacted by changes in the prices of commodities that we buy and sell, inventory levels, and other business factors that affect our net income and cash flows. Our working capital is also impacted by the timing of operating cash receipts and disbursements, cash collateral we may be required to post with counterparties to our commodity derivative instruments, borrowings of and payments on debt and the Securitization Facility, capital expenditures, and increases or decreases in other long-term assets. We expect that our future working capital requirements will be impacted by these same recurring factors. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal, which negatively impacted our working capital at December 31, 2021. We believe the amounts due to us are owed and are vigorously pursuing legal avenues to collect these receivables.
We had working capital deficits of $261 million and $613 million as of December 31, 2021 and December 31, 2020, respectively, driven by current maturities of long term debt of $355 million and $505 million, respectively. We had a net derivative working capital deficit of $59 million as of December 31, 2021 and surplus of $7 million as of December 31, 2020.

Cash Flow — Operating, investing and financing activities were as follows:

	Year Ended December 31,
	2021	2020	2019
	(millions)
Net cash provided by operating activities	$646	$1,099	$859
Net cash used in investing activities	$(110)	$(259)	$(760)
Net cash used in financing activities	$(591)	$(785)	$(99)

Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Operating Activities — Net cash provided by operating activities decreased $453 million in 2021 compared to the same period in 2020. The changes in net cash provided by operating activities are attributable to our net income (loss) adjusted for non-cash charges and changes in working capital as presented in the consolidated statements of cash flows. At December 31, 2021, a substantial portion of this was due to increased collateral cash deposits to fund margin requirements on open positions on commodities exchanges that we enter into to mitigate a portion of our natural gas and NGL price risk. During February 2021, Winter Storm Uri resulted in lower regional volumes and abnormally high gas prices for a period of days. A majority of our receivables associated with Winter Storm Uri have been collected. Certain counterparty billings during this time are under dispute and are taking longer to collect than normal. For additional information regarding fluctuations in our earnings and distributions from unconsolidated affiliates, please read “Supplemental Information on Unconsolidated Affiliates” under “Results of Operations”.
Investing Activities — Net cash used in investing activities decreased $149 million in 2021 compared to the same period in 2020, primarily as a result of lower capital expenditures and lower investments in unconsolidated affiliates.
Financing Activities — Net cash used in financing activities decreased $194 million in 2021 compared to the same period in 2020, primarily as a result of higher distributions in the first quarter of 2020 and higher net payments of debt.
Contractual Obligations — Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, leases, and other long-term liabilities. See Notes 13 and 14 to the Consolidated Financial Statements included in Item 1 "Financial Statements" for amounts outstanding on December 31, 2021, related to leases and debt.
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
We incur capital expenditures for our consolidated entities and our unconsolidated affiliates. Our 2022 plan includes sustaining capital expenditures of between $100 million and $140 million and expansion capital expenditures of between $100 million and $150 million.
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

Cash Distributions to Unitholders — Our Partnership Agreement requires that, within 45 days after the end of each quarter, we distribute all Available Cash, as defined in the Partnership Agreement. We made cash distributions to our common unitholders and general partner of $325 million and $406 million during the years ended December 31, 2021 and 2020, respectively.
On January 24, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution was paid on February 14, 2022 to unitholders of record on February 4, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2022 to unitholders of record on March 1, 2022. The Series C distribution will be paid on April 15, 2022 to unitholders of record on April 1, 2022.
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
Excess Free Cash Flow is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, and is useful to investors and management as a measure of our ability to generate cash. Once business needs and obligations are met, including cash reserves to provide funds for distribution payments on our units and the proper conduct of our business, which includes cash reserves for future capital expenditures and anticipated credit needs, this cash can be used to reduce debt, reinvest in the company for future growth, or return to unitholders.

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

The following table sets forth our reconciliation of certain non-GAAP measures:

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Non-GAAP Measures	(millions)

Reconciliation of gross margin to adjusted gross margin:

Operating revenues	$10,707	$6,302	$7,625
Cost of revenues
Purchases and related costs	8,093	3,627	4,933
Purchases and related costs from affiliates	188	166	223
Transportation and related costs from affiliates	984	950	866
Depreciation and amortization expense	364	376	404
Gross margin	1,078	1,183	1,199
Depreciation and amortization expense	364	376	$404
Adjusted gross margin	$1,442	$1,559	$1,603

Reconciliation of segment gross margin to segment adjusted gross margin:

Logistics and Marketing segment:
Operating revenues	$9,734	$5,530	$6,856
Cost of revenues
Purchases and related costs	9,596	5,197	6,602
Depreciation and amortization expense	12	13	19
Segment gross margin	126	320	$235
Depreciation and amortization expense	12	13	$19
Segment adjusted gross margin	$138	$333	$254

Gathering and Processing segment:
Operating revenues	$6,894	$3,479	$4,319
Cost of revenues
Purchases and related costs	5,590	2,253	2,970
Depreciation and amortization expense	325	333	355
Segment gross margin	979	893	994
Depreciation and amortization expense	325	333	355
Segment adjusted gross margin	$1,304	$1,226	$1,349

	Year Ended December 31,
	2021	2020	2019
	(millions)
Reconciliation of net income attributable to partners to adjusted segment EBITDA:

Logistics and Marketing segment:
Segment net income attributable to partners (a)	$596	$777	$605
Non-cash commodity derivative mark-to-market	19	(78)	29
Depreciation and amortization expense, net of noncontrolling interest	12	13	19
Distributions from unconsolidated affiliates, net of earnings	56	106	44
Asset impairments	13	—	35
Other (income) expense	(2)	2	10
Adjusted segment EBITDA	$694	$820	$742

Gathering and Processing segment:
Segment net income (loss) attributable to partners	$347	$(499)	$22
Non-cash commodity derivative mark-to-market	106	23	49
Depreciation and amortization expense, net of noncontrolling interest	324	332	354
Distributions from unconsolidated affiliates, net of earnings	13	78	22
Asset impairments	18	746	212
Other expense	9	3	76
Adjusted segment EBITDA	$817	$683	$735

(a) We recognized no lower of cost or net realizable value adjustment for the year ended December 31, 2021. We recognized $6 million of lower of cost or net realizable value adjustments for the year ended December 31, 2020.

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

Critical Accounting Estimates

Our financial statements reflect the selection and application of accounting policies that require management to make estimates and assumptions. Management believes that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our significant accounting policies are described further in Note 2 of the Notes to Consolidated Financial Statements in Item 8. "Financial Statements and Supplementary Data."

Impairment of long-lived assets - We evaluate property, plant and equipment, operating lease right-of-use (“ROU”) assets and other finite-lived assets for impairment when facts and circumstances indicate that the carrying values of such assets may not be recoverable.

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

We estimate fair value measurements to record impairment to certain long-lived assets and to determine fair value disclosures in accordance with Accounting Standards Codification ("ASC") 360 and 820. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach. The fair value of our operating asset groups is estimated using a discounted cash flow model as quoted market prices are not available. For other long-lived assets, fair value is determined using an approach that is appropriate based on the relevant facts and circumstances, which may include discounted cash flows or comparable transactions analyses.

Determining whether impairment indicators exist, estimating the undiscounted cash flows and fair value of the Company’s long lived assets for impairment testing requires significant judgment. The assumptions used to assess impairment consider historical trends, macroeconomic and industry conditions, and projections consistent with the Company’s operating strategy. Our undiscounted cash flow forecasts contain uncertainties because they require management to make assumptions and to apply judgment in estimating future cash flows including forecasting projected revenues and margins based on the future volumes of gas or other applicable throughputs, future commodity prices, operating costs, forecasting useful lives of the assets, assessing the probability of different outcomes, and with respect to asset fair values selecting an appropriate discount rate to estimate the present value of those projected cash flows. The discount rate is selected based on the return we believe a market participant would require that appropriately reflects the risks associated with the cash flows when determining a purchase price for the asset groups.

Using the impairment review methodology described herein, we recorded $31 million of impairment charges on long-lived assets during the year ended December 31, 2021. These estimates are sensitive to change and if actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to additional impairment charges that could be material. If our forecast indicates lower commodity prices in future periods at a level and duration that results in producers curtailing or redirecting drilling in areas where we operate this may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.

Impairment of investments in unconsolidated affiliates - We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the fair value of such investment may have experienced a decline to less than its carrying value and the impairment is other than temporary.

We estimate fair value measurements to record impairment to certain unconsolidated affiliates and to determine fair value disclosures in accordance with ASC 323 and 820. These significant estimates, judgments, inputs, and assumptions include, when applicable, the selection of an appropriate valuation method depending on the nature of the respective asset, such as the income approach, the market or sales comparison approach. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that allows for recovery. The fair value of our unconsolidated affiliates is primarily estimated using a discounted cash flow model as quoted market prices are not available.

Determining whether impairment indicators exist and estimating the fair value of the Company’s unconsolidated affiliates for impairment testing requires significant judgment. The assumptions used to assess other than temporary impairment consider historical trends, macroeconomic and industry conditions, and projections consistent with the Company’s operating strategy. Our fair value calculations contain uncertainties because they require management to make assumptions and to apply judgment in estimating future cash flows including forecasting projected revenues and margins based on the future volumes of gas or other applicable throughputs, future commodity prices, operating costs, forecasting useful lives of the assets, assessing the probability of different outcomes, and with respect to asset fair values selecting an appropriate discount rate to estimate the present value of those projected cash flows. The discount rate is selected based on the return we believe a market participant would require that appropriately reflects the risks associated with the cash flows.

Using the impairment review methodology described herein, we have not recorded any significant impairment charges on investments in unconsolidated affiliates during the year ended December 31, 2021. These estimates are sensitive to change and if actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to impairment charges that could be material. If the estimated fair value of our unconsolidated affiliates is less than the carrying value, we would recognize an impairment loss for the excess of the carrying value over the estimated fair value only if the loss is other than temporary. A period of lower commodity prices may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on the investee's operations and cash flows.

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
Commodity prices experienced volatility during 2021, as illustrated in Item 1A. Risk Factors - “Our cash flow is affected by natural gas, NGL and condensate prices.” A decline in commodity prices could result in a decrease in exploration and development activities in certain fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas processing and treating plants, which could lead to further reduced utilization of these assets.
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
The following tables set forth additional information about our fixed price swaps used to mitigate a portion of our natural gas and NGL price risk associated with our percent-of-proceeds arrangements and our condensate price risk associated with our gathering and processing operations. Our positions as of February 16, 2022 were as follows:
Commodity Swaps

Period	Commodity	Notional Volume - Short Positions	Reference Price	Price Range
January 2022 — December 2022	Natural Gas	(142,500) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$2.40-$5.90/MMBtu
January 2023 — December 2023	Natural Gas	(17,500) MMBtu/d (d)	NYMEX Final Settlement Price (a)	$2.80-$3.25/MMBtu
January 2022 — December 2022	NGLs	(9,622) Bbls/d (e)	Mt.Belvieu (b)	$.54-$1.30/Gal
January 2022 — February 2022	Crude Oil	(5,988) Bbls/d (e)	NYMEX crude oil futures (c)	$45.46-$65.56/Bbl
March 2022 — February 2023	Crude Oil	(4,025) Bbls/d (e)	NYMEX crude oil futures (c)	$46.86-$82.07/Bbl
March 2023 — December 2023	Crude Oil	(1,961) Bbls/d (e)	NYMEX crude oil futures (c)	$60.37-$74.18/Bbl

(a) NYMEX final settlement price for natural gas futures contracts (NG).
(b) The average monthly OPIS price for Mt. Belvieu TET/Non-TET.
(c) Monthly average of the daily close prices for the prompt month NYMEX light, sweet crude oil futures contract (CL).
(d) Average MMBtu/d per time period.
(e) Average Bbls/d per time period.
Our sensitivities for 2022 as shown in the table below are estimated based on our average estimated commodity price exposure and commodity cash flow protection activities for the calendar year 2022, and exclude the impact of non-cash mark-to-market changes on our commodity derivatives. We utilize direct product crude oil, natural gas and NGL derivatives to mitigate a portion of our condensate, natural gas and NGL commodity price exposure. These sensitivities are associated with our condensate, natural gas and NGL volumes that are currently unhedged.

Commodity Sensitivities Net of Cash Flow Protection Activities

	Per Unit Decrease	Unit of Measurement	Estimated Decrease in Annual Net Income Attributable to Partners
			(millions)
NGL prices	$0.01	Gallon	$5
Natural gas prices	$0.10	MMBtu	$2
Crude oil prices	$1.00	Barrel	$3
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

We estimate the following sensitivities related to the non-cash mark-to-market on our commodity derivatives associated with our open position on our commodity cash flow protection activities:
Non-Cash Mark-To-Market Commodity Sensitivities

	Per Unit Increase	Unit of Measurement	Estimated Mark-to- Market Impact (Decrease in Net Income Attributable to Partners)
			(millions)
NGL prices	$0.01	Gallon	$1
Natural gas prices	$0.10	MMBtu	$5
Crude oil prices	$1.00	Barrel	$1
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

The following tables set forth additional information about our derivative instruments, used to mitigate a portion of our natural gas price risk associated with our inventory within our natural gas storage operations as of December 31, 2021:
Inventory

Period ended	Commodity	Notional Volume - Long Positions		Fair Value (millions)	Weighted Average Price

December 31, 2021	Natural Gas	11,394,892	MMBtu	$43	$3.74/MMBtu

Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range

January 2022 — March 2022	Natural Gas	(17,765,000)	MMBtu	$17	$3.53-$6.33/MMBtu
January 2022 — February 2022	Natural Gas	6,022,500	MMBtu	$—	$3.66-$4.39/MMBtu

Natural Gas Asset Based Trading and Marketing - Our trading and marketing activities are subject to commodity price fluctuations in response to changes in supply and demand, market conditions and other factors.

We may enter into physical contracts and financial instruments with the objective of realizing a positive margin from the purchase and sale of commodity-based instruments. The following table sets forth our commodity derivative instruments as of December 31, 2021:
Commodity Swaps

Period	Commodity	Notional Volume - (Short)/Long Positions		Fair Value (millions)	Price Range (a)
January 2022 — December 2025	Natural Gas	(71,077,500)	MMBtu	$(7)	$0.05-$0.60/MMBtu
January 2022 — October 2026	Natural Gas	72,210,000	MMBtu	$(4)	$0.19-$1.70/MMBtu

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

Fair Value of Contracts as of December 31, 2021
Sources of Fair Value	Total	Maturity in 2022
	(millions)
Prices supported by quoted market prices and other external sources	$(74)	$(56)
Prices based on models or other valuation techniques	(5)	(3)
Total	$(79)	$(59)

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
Interest Rate Risk
Interest rates on Credit Agreement and Securitization Facility borrowings, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. We may mitigate a portion of our future interest rate risk with interest rate swaps that reduce our exposure to market rate fluctuations by converting variable interest rates on our debt to fixed interest rates and locking in rates on our anticipated future fixed-rate debt, respectively. Additionally, see the risk factor “It is unclear how changes in the regulation of LIBOR or the discontinuation of LIBOR altogether may affect our financing costs in the future.” in Item 1A. Risk Factors.
At December 31, 2021, the effective weighted-average interest rate on our outstanding debt was 5.23%.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Gulf Coast Express Pipeline, LLC, an investment which is accounted for by the Partnership using the equity method. The accompanying consolidated financial statements of the Partnership include its equity investment in Gulf Coast Express Pipeline, LLC of $422 million as of December 31, 2021, and its equity earnings in Gulf Coast Express Pipeline, LLC of $63 million for the year ended December 31, 2021. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf Coast Express Pipeline LLC, is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property, Plant and Equipment, Net - Determination of Impairment Indicators– Refer to Notes 2, 9 and 12 to the financial statements

Critical Audit Matter Description

The Partnership periodically evaluates whether the carrying value of long-lived assets has been impaired when circumstances indicate the carrying value of long-lived assets may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment including a significant adverse change in the business climate, a current period operating or cash flow loss combined with a history of losses, a significant adverse change in the extent or manner in which an asset is used, or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life.

The Partnership’s determination of whether impairment indicators exist for long lived assets requires management to apply significant judgment. When events or circumstances exist that indicate the carrying value of long-lived assets may not be recoverable, the Partnership evaluates its long-lived assets for impairment by comparing the carrying amount of the applicable asset group to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

If management determines the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value.

The property, plant, and equipment, net balance was $7,701 million as of December 31, 2021. The Partnership recorded $31 million of impairment charges related to property, plant and equipment during the year ended December 31, 2021 as the carrying value of the respective asset groups were determined to be not recoverable.

We identified the identification of impairment indicators for property, plant and equipment as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of property, plant and equipment may not be recoverable.

This required a high degree of auditor judgment, including an increased extent of effort related to evaluating indicators of impairment and auditing whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of impairment indicators for long-lived assets included the following, among others:

•We tested the effectiveness of internal controls over financial reporting related to management’s identification of possible impairment indicators for long-lived assets that may indicate the carrying amount of long-lived assets may not be recoverable.
•We evaluated management’s analysis of impairment indicators by:
•Assessing whether long-lived assets having indicators of impairment were appropriately identified
•Considering industry and analysts reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation or other factors that may represent impairment indicators not previously contemplated in management's analysis
•Evaluating management’s judgments around historical trends, macroeconomic and industry conditions, and whether projections are consistent with the Partnership’s operating strategy
•Evaluating management’s forecasts by comparing such forecasts to: information included in the Partnership's public disclosures, recent results of operations, trends in operational data for asset groups such as measures of profitability over recent years and quarters
•Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life
•Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets

/s/ Deloitte & Touche LLP

Denver, Colorado
February 18, 2022

We have served as the Partnership’s auditor since 2004.

Report of Independent Registered Public Accounting Firm

Board of Directors and Members
Gulf Coast Express Pipeline LLC
Houston, Texas

Opinion on the Financial Statements

We have audited the balance sheets of Gulf Coast Express Pipeline LLC (the “Company”) as of December 31, 2021 and 2020, the related statements of income, members’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston Texas
February 16, 2022

DCP MIDSTREAM, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS	(millions)
Current assets:
Cash and cash equivalents	$1	$52

Accounts receivable:
Trade, net of allowance for credit losses of $2 and $2 million, respectively	1,029	572
Affiliates	389	238
Other	7	10
Inventories	77	38
Unrealized gains on derivative instruments	86	63
Collateral cash deposits	128	14
Other	32	21
Total current assets	1,749	1,008
Property, plant and equipment, net	7,701	7,993
Intangible assets, net	39	44
Investments in unconsolidated affiliates	3,578	3,641
Unrealized gains on derivative instruments	10	16
Operating lease assets	104	85
Other long-term assets	199	170
Total assets	$13,380	$12,957
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$977	$536
Affiliates	205	161
Other	16	23
Current debt	355	505
Unrealized losses on derivative instruments	145	56
Accrued interest	79	85
Accrued taxes	51	59
Accrued wages and benefits	60	70
Capital spending accrual	7	4
Other	115	122
Total current liabilities	2,010	1,621
Long-term debt	5,078	5,119
Unrealized losses on derivative instruments	30	7
Deferred income taxes	34	30
Operating lease liabilities	93	76
Other long-term liabilities	259	243
Total liabilities	7,504	7,096
Commitments and contingent liabilities (see note 21)
Equity:
Series A preferred limited partners (500,000 preferred units authorized, issued and outstanding, respectively)	489	489
Series B preferred limited partners (6,450,000 preferred units authorized, issued and outstanding, respectively)	156	156
Series C preferred limited partners (4,400,000 preferred units authorized, issued and outstanding, respectively)	106	106
Limited partners (208,373,672 and 208,351,528 common units authorized, issued and outstanding, respectively)	5,106	5,090
Accumulated other comprehensive loss	(6)	(7)
Total partners’ equity	5,851	5,834
Noncontrolling interests	25	27
Total equity	5,876	5,861
Total liabilities and equity	$13,380	$12,957

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(millions, except per unit amounts)
Operating revenues:
Sales of natural gas, NGLs and condensate	$7,681	$4,603	$6,023
Sales of natural gas, NGLs and condensate to affiliates	3,105	1,088	1,176
Transportation, processing and other	539	455	439
Trading and marketing (losses) gains, net	(618)	156	(13)
Total operating revenues	10,707	6,302	7,625
Operating costs and expenses:
Purchases and related costs	8,093	3,627	4,933
Purchases and related costs from affiliates	188	166	223
Transportation and related costs from affiliates	984	950	866
Operating and maintenance expense	659	607	728
Depreciation and amortization expense	364	376	404
General and administrative expense	223	253	275
Asset impairments	31	746	247
Other (income) expense, net	(5)	15	8
Loss on sale of assets, net	5	—	80
Restructuring costs	—	9	11
Total operating costs and expenses	10,542	6,749	7,775
Operating income (loss)	165	(447)	(150)
Earnings from unconsolidated affiliates	535	447	474
Interest expense, net	(299)	(302)	(304)
Income (loss) before income taxes	401	(302)	20
Income tax (expense) benefit	(6)	—	1
Net income (loss)	395	(302)	21
Net income attributable to noncontrolling interests	(4)	(4)	(4)
Net income (loss) attributable to partners	391	(306)	17
Series A preferred limited partners' interest in net income	(37)	(37)	(37)
Series B preferred limited partners' interest in net income	(13)	(13)	(13)
Series C preferred limited partners' interest in net income	(9)	(9)	(9)
General partner’s interest in net income	—	—	(118)
Net income (loss) allocable to limited partners	$332	$(365)	$(160)
Net income (loss) per limited partner unit — basic and diluted	$1.59	$(1.75)	$(1.05)
Weighted-average limited partner units outstanding — basic	208.4	208.3	153.1
Weighted-average limited partner units outstanding — diluted	208.6	208.3	153.1
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(millions)
Net income (loss)	$395	$(302)	$21
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	1	—	1
Total other comprehensive income	1	—	1
Total comprehensive income (loss)	396	(302)	22
Total comprehensive income attributable to noncontrolling interests	(4)	(4)	(4)
Total comprehensive income (loss) attributable to partners	$392	$(306)	$18
See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Partners' Equity
	Series A Preferred Limited Partners	Series B Preferred Limited Partners	Series C Preferred Limited Partners	Limited Partners	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	(millions)
Balance, January 1, 2021	$489	$156	$106	$5,090	$(7)	$27	$5,861
Net income	37	13	9	332	—	4	395
Other comprehensive income	—	—	—	—	1	—	1
Distributions to unitholders	(37)	(13)	(9)	(325)	—	—	(384)
Distributions to noncontrolling interests	—	—	—	—	—	(6)	(6)
Equity based compensation	—	—	—	9	—	—	9
Balance, December 31, 2021	$489	$156	$106	$5,106	$(6)	$25	$5,876
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

DCP MIDSTREAM, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(millions)
OPERATING ACTIVITIES:
Net income (loss)	$395	$(302)	$21
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	364	376	404
Earnings from unconsolidated affiliates	(535)	(447)	(474)
Distributions from unconsolidated affiliates	604	631	540
Net unrealized losses (gains) on derivative instruments	125	(55)	78
Asset impairments	31	746	247
Loss on sale of assets, net	5	—	80
Other, net	26	22	21
Change in operating assets and liabilities, which (used) provided cash:
Accounts receivable	(605)	62	170
Inventories	(39)	3	9
Accounts payable	478	(47)	(133)
Other assets and liabilities	(203)	110	(104)
Net cash provided by operating activities	646	1,099	859
INVESTING ACTIVITIES:
Capital expenditures	(108)	(160)	(519)
Investments in unconsolidated affiliates	(5)	(107)	(450)
Distributions from unconsolidated affiliates	—	6	—
Proceeds from sale of assets	3	2	209
Net cash used in investing activities	(110)	(259)	(760)
FINANCING ACTIVITIES:
Proceeds from debt	4,721	4,407	5,971
Payments of debt	(4,916)	(4,713)	(5,372)
Costs incurred related to conversion of GP economic interest and IDRs	—	—	(3)
Distributions to preferred limited partners	(59)	(59)	(59)
Distributions to limited partners and general partner	(325)	(406)	(618)
Distributions to noncontrolling interests	(6)	(5)	(5)
Debt issuance costs	(6)	(8)	(13)
Other	—	(1)	—
Net cash used in financing activities	(591)	(785)	(99)
Net change in cash, cash equivalents and restricted cash	(55)	55	—
Cash, cash equivalents and restricted cash, beginning of period	56	1	1
Cash, cash equivalents and restricted cash, end of period	$1	$56	$1

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1	$52	$1
Restricted cash included in other current assets	—	4	—
Total cash, cash equivalents, and restricted cash	$1	$56	$1

See accompanying notes to consolidated financial statements.

DCP MIDSTREAM, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019

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
Our operations and activities are managed by our general partner, DCP Midstream GP, LP, which in turn is managed by its general partner, DCP Midstream GP, LLC, which we refer to as the General Partner, and which is 100% owned by DCP Midstream, LLC. DCP Midstream, LLC and its subsidiaries and affiliates, collectively referred to as DCP Midstream, LLC, is owned 50% by Phillips 66 and 50% by Enbridge Inc. and its affiliates, or Enbridge. DCP Midstream, LLC directs our business operations through its ownership and control of the General Partner. As of December 31, 2021, DCP Midstream, LLC, together with our general partner, owned approximately 57% of us through limited partner interests.
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
Intangible Assets - Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts, and related relationships. These intangible assets are amortized on a straight-line basis over the period of expected future benefit. Intangible assets are removed from the gross carrying amount and the total of accumulated amortization in the period in which they become fully amortized.
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
Practical expedients - We apply certain practical expedients in Accounting Standards Codification ("ASC") 842, Leases and we do not recognize ROU assets and lease liabilities for short-term leases and, instead, record them in a manner similar to operating leases under legacy lease accounting guidelines. A short-term lease is one with a maximum lease term of 12 months or less and does not include a purchase option the lessee is reasonably certain to exercise. We combine lease and nonlease components relating to our office and warehouse leases, as applicable.

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

Our service contracts sometimes have terms that extend beyond one year, and are recognized over time. The performance obligation for most of our service contracts encompasses a series of distinct services performed on discrete daily quantities of natural gas or NGLs for purposes of allocating variable consideration and recognizing revenue while the customer simultaneously receives and consumes the benefits of the services provided. Revenue is recognized over time consistent with the transfer of goods or services over time to the customer based on daily volumes delivered or stored. Consideration is generally variable, and the transaction price cannot be determined at the inception of the contract, because the volume of natural gas or NGLs for which the service is provided is only specified on a daily or monthly basis. The transaction price is determined at the time the service is provided and the uncertainty is resolved. Customers usually pay monthly based on the services performed the previous month.

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
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2021, 2020 and 2019. We had significant transactions with affiliates for the years ended December 31, 2021, 2020 and 2019.

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
The FASB has issued certain accounting updates which were assessed and either determined to be not applicable or are not expected to have a significant impact on our financial statements.

4. Dispositions
During 2021 we divested several non-core assets in our Midcontinent region of our Gathering and Processing segment and in West Texas in our Logistics and Marketing segment. We received proceeds of $3 million and recognized a net loss on sale of assets and businesses of $5 million during 2021.
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

5. Revenue Recognition
We disaggregate our revenue from contracts with customers by type of contract for each of our reportable segments, as we believe it best depicts the nature, timing and uncertainty of our revenue and cash flows. The following tables set forth our revenue by those categories:

	Year Ended December 31, 2021
	Logistics and Marketing	Gathering and Processing	Eliminations	Total
	(millions)
Sales of natural gas	$3,798	$2,824	$(2,614)	$4,008
Sales of NGLs and condensate (a)	6,133	3,952	(3,307)	6,778
Transportation, processing and other	65	474	—	539
Trading and marketing losses, net (b)	(262)	(356)	—	(618)
Total operating revenues	$9,734	$6,894	$(5,921)	$10,707
(a)    Includes $2,111 million for the year ended December 31, 2021 of revenues from physical sales contracts and buy-sell exchange transactions in our Logistics and Marketing segment, which is net of $2,590 million of buy-sell purchases related to buy-sell revenues of $2,857 million which are not within the scope of FASB ASC 606 "Revenue from Contractors with Customer" ("Topic 606").
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
(b)   Not within the scope of Topic 606.
The revenue expected to be recognized in the future related to performance obligations that are not satisfied is approximately $442 million as of December 31, 2021. Our remaining performance obligations primarily consist of minimum volume commitment fee arrangements and are expected to be recognized through 2031 with a weighted average remaining life of three years as of December 31, 2021. As a practical expedient permitted by Topic 606, this amount excludes variable consideration as well as remaining performance obligations that have original expected durations of one year or less, as applicable. Our remaining performance obligations also exclude estimates of variable rate escalation clauses in our contracts with customers.

6. Contract Liabilities
Our contract liabilities consist of deferred revenue received from reimbursable projects. The noncurrent portion of deferred revenue is included in other long-term liabilities on our consolidated balance sheets.

The following table summarizes changes in contract liabilities included in our consolidated balance sheets:

	December 31,
	2021	2020
	(millions)
Balance, beginning of period	$35	$33
Additions	1	3
Revenue recognized (a)	(2)	(1)
Balance, end of period	$34	$35
(a) Deferred revenue recognized is included in transportation, processing and other on the consolidated statements of operations.
The contract liabilities disclosed in the table above will be recognized as revenue as the obligations are satisfied over their average remaining contract life, which is 35 years as of December 31, 2021.

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

	Year Ended December 31,
	2021	2020	2019
	(millions)
Employee related costs charged by DCP Midstream, LLC
Operating and maintenance expense	$157	$160	$197
General and administrative expense	$149	$165	$189
Restructuring costs	$—	$9	$11
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

Unconsolidated Affiliates
We have entered into transportation agreements with DCP Sand Hills Pipeline, LLC, or Sand Hills, DCP Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, Texas Express Pipeline LLC, or Texas Express, Gulf Coast Express Pipeline, LLC, or Gulf Coast and Cheyenne Connector LLC, or Cheyenne Connector. Under the terms of these agreements, which expire between 2028 and 2030, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.
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
Summary of Transactions with Affiliates
The following table summarizes our transactions with affiliates:

	Year Ended December 31,
	2021	2020	2019
	(millions)
Phillips 66 (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$3,000	$1,037	$1,140
Purchases and related costs from affiliates	$62	$96	$142
Transportation and related costs from affiliates	$158	$113	$67
Operating and maintenance and general administrative expenses	$14	$11	$13
Enbridge (including its affiliates):
Sales of natural gas, NGLs and condensate to affiliates	$2	$2	$(2)
Purchases and related costs from affiliates	$40	$20	$26
Transportation and related costs from affiliates	$1	$1	$1
Operating and maintenance and general administrative expenses	$1	$2	$2
Unconsolidated affiliates:
Sales of natural gas, NGLs and condensate to affiliates	$103	$49	$38
Transportation, processing, and other to affiliates	$18	$13	$4
Purchases and related costs from affiliates	$86	$50	$70
Transportation and related costs from affiliates	$825	$836	$783

 We had balances with affiliates as follows:

	December 31, 2021	December 31, 2020
	(millions)
Phillips 66 (including its affiliates):
Accounts receivable	$361	$217
Accounts payable	$114	$89
Other assets	$1	$1
Enbridge (including its affiliates):
Accounts payable	$4	$2
Unconsolidated affiliates:
Accounts receivable	$28	$21
Accounts payable	$87	$70
8. Inventories
Inventories were as follows:

	December 31, 2021	December 31, 2020
	(millions)
Natural gas	$43	$18
NGLs	34	20
Total inventories	$77	$38

We recognize lower of cost or net realizable value adjustments when the carrying value of our inventories exceeds their net realizable value. These non-cash charges are a component of purchases and related costs in the consolidated statements of operations. We recognized zero, $6 million, and $10 million of lower of cost or net realizable value adjustments for the years ended December 31, 2021, 2020, and 2019, respectively.

9. Property, Plant and Equipment
A summary of property, plant and equipment by classification is as follows:

	Depreciable Life	December 31, 2021	December 31, 2020
		(millions)
Gathering and transmission systems	20 — 50 Years	$7,645	$7,680
Processing, storage and terminal facilities	35 — 60 Years	5,057	4,986
Other	3 — 30 Years	585	585
Finance lease assets	2 — 5 Years	28	25
Construction work in progress		103	144
Property, plant and equipment		13,418	13,420
Accumulated depreciation		(5,717)	(5,427)
Property, plant and equipment, net		$7,701	$7,993
Capitalized interest on construction projects was $2 million, $7 million, and $13 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Depreciation expense was $358 million, $370 million, and $396 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2021 (a)	2020 (a)
	(millions)
Balance, beginning of period	$150	$141
Accretion expense	10	$9
Dispositions	(2)	$—
Balance, end of period	$158	$150
(a) Asset retirement obligations are included in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statement of operations. Accretion expense for the year ended December 31, 2019 was $9 million.

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
The significant decline in commodity prices and demand for oil and gas products decreased forecasted cash flows such that, while in excess of asset book value on an undiscounted basis, they were not sufficient to recover the value of allocated goodwill in the North reporting unit.
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
The carrying amount of goodwill in each of our reportable segments was as follows:

	Gathering and Processing	Logistics and Marketing	Total
	(millions)
Balance, December 31, 2019	$159	$—	$159
Impairment	(159)	—	(159)
Balance, December 31, 2020	$—	$—	$—

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,	December 31,
	2021	2020
	(millions)
Gross carrying amount	$110	$111
Accumulated amortization	(71)	(67)
Intangible assets, net	$39	$44

We recorded amortization expense of $6 million, $6 million and $8 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, the remaining amortization periods ranged from approximately 1 year to 13 years, with a weighted-average remaining period of approximately 10 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2022	$4
2023	4
2024	4
2025	4
2026	4
Thereafter	19
Total	$39

11. Investments in Unconsolidated Affiliates
The following table summarizes our investments in unconsolidated affiliates:

		Carrying Value as of
	Percentage Ownership	December 31, 2021	December 31, 2020
		(millions)
DCP Sand Hills Pipeline, LLC	66.67%	$1,703	$1,723
DCP Southern Hills Pipeline, LLC	66.67%	728	734
Gulf Coast Express LLC	25.00%	422	436
Front Range Pipeline LLC	33.33%	195	198
Texas Express Pipeline LLC	10.00%	94	97
Mont Belvieu 1 Fractionator	20.00%	6	7
Discovery Producer Services LLC	40.00%	231	244
Cheyenne Connector, LLC	50.00%	148	152
Mont Belvieu Enterprise Fractionator	12.50%	28	26
Panola Pipeline Company, LLC	15.00%	20	21
Other	Various	3	3
Total investments in unconsolidated affiliates		$3,578	$3,641

The following table represents the excess (deficit) of the carrying amount of the investment over (under) the underlying equity of our investments in unconsolidated affiliates as of December 31, 2021 and 2020:

	Excess (Deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
	December 31, 2021	December 31, 2020
	(millions)
DCP Sand Hills Pipeline, LLC	$590	$605
DCP Southern Hills Pipeline, LLC	$132	$135
Gulf Coast Express Pipeline LLC	$1	$1
Front Range Pipeline LLC	$4	$4
Texas Express Pipeline LLC	$2	$2
Discovery Producer Services LLC	$1	$(8)
Cheyenne Connector, LLC	$4	$4

Carrying amounts in excess or deficit of the underlying equity of our unconsolidated affiliates are amortized over the life of the underlying long-lived assets of the affiliate.

Earnings from investments in unconsolidated affiliates were as follows:

	Year Ended December 31,
	2021	2020	2019
	(millions)
DCP Sand Hills Pipeline, LLC	$274	$279	$287
DCP Southern Hills Pipeline, LLC	91	78	77
Gulf Coast Express LLC	63	66	27
Front Range Pipeline LLC	38	38	32
Texas Express Pipeline LLC	19	18	16
Mont Belvieu 1 Fractionator	17	12	13
Discovery Producer Services LLC (a)	16	(63)	6
Cheyenne Connector, LLC	12	6	—
Mont Belvieu Enterprise Fractionator	3	11	14
Other	2	2	2
Total earnings from unconsolidated affiliates	$535	$447	$474
(a) See Note 12 for further discussion.
The following tables summarize the combined financial information of our investments in unconsolidated affiliates:

	Year Ended December 31,
	2021	2020	2019
	(millions)
Statements of operations:
Operating revenue	$2,110	$2,049	$1,798
Operating expenses	$844	$746	$695
Net income	$1,261	$1,297	$1,103

	December 31, 2021	December 31, 2020
	(millions)
Balance sheets:
Current assets	$429	$355
Long-term assets	7,277	7,510
Current liabilities	(200)	(177)
Long-term liabilities	(254)	(258)
Net assets	$7,252	$7,430

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
The following table presents the financial instruments carried at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets:
Commodity derivatives	$24	$62	$—	$86	$21	$42	$—	$63
Short-term investments (a)	$4	$1	$—	$5	$—	$—	$—	$—
Long-term assets:
Commodity derivatives	$—	$8	$2	$10	$1	$13	$2	$16
Investments in marketable securities (a)	$28	$—	$—	$28	22	$1	$—	$23
Current liabilities:
Commodity derivatives	$(42)	$(100)	$(3)	$(145)	$(19)	$(34)	$(3)	$(56)
Long-term liabilities:
Commodity derivatives	$(1)	$(25)	$(4)	$(30)	$—	$(6)	$(1)	$(7)
(a) $5 million and $4 million recorded within "other" current assets and $28 million and $19 million recorded within "Other long-term assets" as of December 31, 2021 and December 31, 2020, respectively.
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year ended December 31, 2021 (a):
Beginning balance	$—	$2	$(3)	$(1)
Net unrealized losses included in earnings	—	—	(10)	(6)
Transfers out of Level 3	—	—	3	3
Settlements	—	—	7	—
Ending balance	$—	$2	$(3)	$(4)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$1	$(3)	$(4)
Year ended December 31, 2020 (a):
Beginning balance	$4	$—	$(1)	$(3)
Net unrealized (losses) gains included in earnings	(1)	5	5	2
Transfers out of Level 3	—	(3)	—	—
Settlements	(3)	—	(7)	—
Ending balance	$—	$2	$(3)	$(1)
Net unrealized gains (losses) on derivatives still held included in earnings	$—	$2	$(3)	$(1)
(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the years ended December 31, 2021 and 2020.
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

	December 31, 2021
Product Group	Fair Value	Valuation Techniques	Unobservable Input	Forward Curve Range	Weighted Average (a)
	(millions)
Assets
Natural gas	$2	Market approach	Longer dated forward curve prices	$2.22-$3.37	$2.86	Per MMBtu
Liabilities
NGLs	$(4)	Market approach	Longer dated forward curve prices	$0.30-$1.82	$0.93	Per gallon
Natural gas	$(3)	Market approach	Longer dated forward curve prices	$2.17-$3.55	$2.57	Per MMBtu
(a) Unobservable inputs were weighted by the instrument's notional amounts.
Nonfinancial Assets and Liabilities
We utilize fair value to perform impairment tests as required on our property, plant and equipment, goodwill, equity investments in unconsolidated affiliates, and intangible assets. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3 in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would be classified within Level 3.
During the year ended December 31, 2021 we determined that a triggering event occurred due to a negative outlook for long-term future throughput volume forecasts for certain assets within the South region of our Gathering and Processing segment and our Logistics and Marketing segment as our expectation for future use of the assets changed. As such, we recognized impairments of long lived assets of $24 million in our consolidated statements of operations. We also recognized a $7 million impairment associated with certain non-core assets held for sale in the Midcontinent region of our Gathering and Processing segment that were sold in July 2021. During the year ended December 31, 2020, we determined that triggering events had occurred with respect to specific asset groups as a result of the impact of commodity prices on the respective recently prepared budget forecasts, coupled with a negative outlook for long-term production volume forecasts for these asset groups. For each of the respective asset groups we determined that the carrying value exceeded the respective undiscounted cash flows. We used the income approach to calculate the fair value of the asset group and compared it to the carrying value. The primary inputs to our calculation were forecasted gathering and processing volumes, future commodity pricing and the discount rate. The impairment amount recorded represented the difference between the fair and carrying values. As a result, we recognized a $587 million impairment loss associated with certain asset groups in the Permian and South regions of our Gathering and Processing segment, including $11 million related to customer contract intangible assets, and an other than temporary impairment of $61 million of our equity investment in Discovery Producer Services LLC (“Discovery”). We may identify additional triggering events requiring future evaluations of the recoverability of the carrying value of our long-lived assets and investments that could result in future impairments. Such impairments could have significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.
The following table presents certain assets and asset groups measured at fair value on a non-recurring basis, by consolidated balance sheet caption as of the date of measurement.

		Asset Impairments
	Fair Value	2021	2020
	(millions)

Long-lived assets	$1	$31
Long-lived assets (a)	96		$587
Goodwill	—		159
Direct investment in unconsolidated affiliate	256		61
Total		$31	$807
(a) Includes $11 million related to customer contract intangible assets.

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
We determine the fair value of our fixed-rate senior notes and junior subordinated notes based on quotes obtained from bond dealers. The carrying value of borrowings under the Credit Agreement and the Securitization Facility approximate fair value as their interest rates are based on prevailing market interest rates. We classify the fair values of our outstanding debt balances within Level 2 of the valuation hierarchy. As of December 31, 2021 and December 31, 2020, the carrying value and fair value of our total debt, including current maturities, were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
	(millions)

Total debt	$5,445	$6,107	$5,635	$5,938
(a) Excludes unamortized issuance costs and finance lease liabilities.

13. Leases
We have operating leases for transportation agreements, office space, and field equipment. We have finance leases for field equipment and vehicles. Our leases have remaining lease terms ranging from less than one year to 19 years, some of which may include options to extend leases up to 20 years, and some of which may include options to terminate the leases in less than one year. Extension options on certain compressors and field equipment were included in the lease terms used to calculate our operating lease assets and liabilities as it is reasonably certain that we exercise those options. Operating and finance leases are included on our consolidated balance sheet as follows:

	Location in Consolidated Balance Sheet	As of
		December 31, 2021	December 31, 2020
		(millions)
Assets
Operating lease assets	Operating lease assets	$104	$85
Finance lease assets	Property, plant and equipment	28	25
Total right of use assets		$132	$110

Liabilities
Current liabilities
Operating lease liabilities	Other current liabilities	$26	$24
Finance lease liabilities	Current debt	5	5
Noncurrent liabilities
Operating lease liabilities	Operating lease liabilities	$93	$76
Finance lease liabilities	Long-term debt	21	22
Total lease liabilities		$145	$127
Variable lease costs primarily consist of common area maintenance on our office spaces and variable transportation costs. The components of lease expense are as follows:

	Location in Consolidated Statement of Operations	Year Ended December 31,
		2021	2020
		(millions)
Operating lease cost	Operating and maintenance expense	$28	$27
Finance lease cost
Amortization of right of use assets	Depreciation and amortization expense	3	2
Interest on lease liabilities	Interest expense	1	1
Variable lease cost	Operating and maintenance expense	6	6
Short term lease cost	Operating and maintenance expense	4	4
Total lease cost		$42	$40

Maturities of operating and finance lease liabilities under non-cancelable leases as of December 31, 2021 are as follows:

	Future Minimum Lease Payments as of December 31, 2021
	Operating Leases	Finance Leases
	(millions)
2022	$29	$6
2023	28	6
2024	19	7
2025	15	3
2026	9	5
Thereafter	33	5
Total lease payments	$133	$32
Less imputed interest	(14)	(6)
Total lease liabilities	$119	$26
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2021	2020
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30	$27
Operating cash flows from finance leases	5	4
Financing cash flows from finance leases	1	1
Right-of-use assets obtained in exchange for operating lease obligations:	$44	$13
Right-of-use assets obtained in exchange for finance lease obligations:	$4	$5

Other information related to operating leases as follows:
Weighted average remaining lease term	6 years	6 years
Weighted average discount rate	4.00%	4.00%

Other information related to finance leases as follows:
Weighted average remaining lease term	4 years	5 years
Weighted average discount rate	3.00%	3.00%

14. Debt

	December 31, 2021	December 31, 2020
	(millions)
Senior notes:
Issued September 2011, interest at 4.750% payable semi-annually, due September 2021	$—	$500
Issued March 2012, interest at 4.950% payable semi-annually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semi-annually, due March 2023	500	500
Issued July 2018 and January 2019, interest at 5.375% payable semi-annually, due July 2025	825	825
Issued June 2020, interest at 5.625% payable semi-annually, due July 2027	500	500
Issued May 2019, interest at 5.125% payable semi-annually, due May 2029	600	600
Issued August 2000, interest at 8.125% payable semi-annually, due August 2030 (a)	300	300
Issued November 2021, interest at 3.250% payable semi-annually, due February 2032	400	—
Issued October 2006, interest at 6.450% payable semi-annually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semi-annually, due September 2037	450	450
Issued March 2014, interest at 5.600% payable semi-annually, due April 2044	400	400
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semi-annually, due May 2043	550	550
Accounts receivable securitization facility:
Accounts receivable securitization facility, interest at 1.000% as of December 31, 2021, due August 2024	260	350
Fair value adjustments related to interest rate swap fair value hedges (a)	16	17
Unamortized issuance costs	(38)	(38)
Unamortized discount, net	(6)	(7)
Finance lease liabilities	26	27
Total debt	5,433	5,624
Current finance lease liabilities	5	5
Current debt	350	500
Total long-term debt	$5,078	$5,119
(a) The swaps associated with this debt were previously terminated. The remaining long-term fair value related to the swaps is being amortized as a reduction to interest expense through 2030, the original maturity date of the debt.

Senior Notes Issuance
On November 19, 2021, we issued $400 million aggregate principal amount 3.250% Senior Notes due February 2032, unless redeemed prior to maturity. We received proceeds of $396 million, net of underwriters' fees and related expenses, which we used to repay indebtedness under our revolving credit facility and for general partnership purposes. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2022.

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

Senior Notes Redemption
On June 30, 2021, we repaid, at par, prior to maturity all $500 million aggregate principal amount outstanding of our 4.750% Senior Notes due September 2021 using borrowings under our Revolving Credit Facility.
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
Our cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid. Indebtedness under the Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.35% based on our current credit rating; or (2) (a) the base rate which shall be the higher of the prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1.00%, plus (b) an applicable margin of 0.35% based on our current credit rating. The Credit Agreement incurs an annual facility fee of 0.275% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $1.4 billion revolving credit facility. On December 31, 2021, one-week and two-month U.S. dollar LIBOR settings became permanently unavailable, and all other U.S. dollar LIBOR settings (overnight, one-month, three-month, six-month and 12-month U.S. dollar LIBOR settings) will become permanently unavailable on June 30, 2023.
As of December 31, 2021, we had unused borrowing capacity of $1,383 million, net of $17 million of letters of credit, under the Credit Agreement, of which $1,383 million would have been available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the case of a default, amounts borrowed under our Credit Agreement will not become due prior to the December 9, 2024 maturity date.
Accounts Receivable Securitization Facility
On August 2, 2021 we entered into an amendment to our Securitization Facility to extend the term of the facility until August 12, 2024 and to provide for an alternative interest rate under the Securitization Facility based on SOFR upon LIBOR becoming unavailable. The amendment also includes Environmental, Social, and Governance linked Key Performance Indicators that increase or decrease certain fees based on our safety performance relative to our peers, and year-over-year change in our greenhouse gas emissions intensity rate. The Securitization Facility provides for up to $350 million of borrowing capacity through August 2024 at LIBOR market index rates plus a margin. Such interest rates will change as described above upon LIBOR becoming unavailable. Under this Securitization Facility, certain of the Partnership’s wholly owned subsidiaries sell or contribute receivables to another of the Partnership’s consolidated subsidiaries, DCP Receivables LLC (“DCP Receivables”), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility.
DCP Receivables’ sole activity consists of purchasing receivables from the Partnership’s wholly owned subsidiaries that participate in the Securitization Facility and providing these receivables as collateral for DCP Receivables’ borrowings under the Securitization Facility.  DCP Receivables is a separate legal entity and the accounts receivable of DCP Receivables, up to the amount of the outstanding debt under the Securitization Facility, are not available to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. Any excess receivables are eligible to satisfy the claims of creditors of the Partnership, its subsidiaries selling receivables under the Securitization Facility, or their affiliates. The amount available for borrowing may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Securitization Facility. As of December 31, 2021, DCP Receivables had approximately $1,175 of our accounts receivable securing borrowings of $260 million under the Securitization Facility.

The maturities of our debt as of December 31, 2021 are as follows:

Debt Maturities
(millions)
2022	$350
2023	500
2024	260
2025	825
2026	—
Thereafter	3,500
Total debt	$5,435

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

A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow us to lock in a margin supported by the injection, withdrawal, and storage capacity of our natural gas storage assets. We may execute basis spread transactions to mitigate the risk of sale and purchase price differentials across our system. A basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas, including injections and withdrawals from storage. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost or net realizable value for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

Commodity Cash Flow Hedges
In order for our natural gas storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of our storage caverns, we may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when we bring the storage caverns into operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income (AOCI), until the cavern is emptied and the base gas is sold. The balance in AOCI of our previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2021.

Commodity Cash Flow Protection Activities
We are exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of our gathering, processing, sales and storage activities. For gathering, processing and storage services, we may receive cash or commodities as payment for these services, depending on the contract type. We may enter into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with our gathering, processing and sales activities, thereby stabilizing our cash flows. As of December 31, 2021 our derivative financial instruments used to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices extend through the end of 2023. The commodity derivative instruments used for our hedging programs are a combination of direct NGL product, crude oil and natural gas hedges. Crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange floating price risk for a fixed price. The type of instrument used to mitigate a portion of the risk may vary depending on our risk management objectives. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains and (losses), net.

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
•Additionally, in some cases, our ISDA contracts contain cross-default provisions that could constitute a credit-risk related contingent feature. These provisions apply if we default in making timely payments under other credit arrangements and the amount of the default is above certain predefined thresholds, which are significantly high and are generally consistent with the terms of our Credit Agreement. As of December 31, 2021, we were not a party to any agreements that would trigger the cross-default provisions.
Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2021, we had $5 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2021, we have not been required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2021, the net liability position would be offset by contracts in a net asset position reducing our net liability to $2 million.
Collateral
As of December 31, 2021, we had cash deposits of $128 million, included in collateral cash deposits in our consolidated balance sheets. Additionally, as of December 31, 2021, we held letters of credit of $131 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

	December 31, 2021			December 31, 2020
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Financial Instruments	Net Amount
	(millions)
Assets:
Commodity derivatives	$96	$—	$96	$79	$—	$79
Liabilities:
Commodity derivatives	$(175)	$—	$(175)	$(63)	$—	$(63)

Summarized Derivative Information
The fair value of our derivative instruments that are marked-to-market each period, as well as the location of each within our consolidated balance sheets, by major category, is summarized below. We have no derivative instruments that are designated as hedging instruments for accounting purposes as of December 31, 2021 and December 31, 2020.

Balance Sheet Line Item	December 31, 2021	December 31, 2020	Balance Sheet Line Item	December 31, 2021	December 31, 2020
	(millions)			(millions)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$86	$63	Unrealized losses on derivative instruments — current	$(145)	$(56)
Unrealized gains on derivative instruments — long-term	10	16	Unrealized losses on derivative instruments — long-term	(30)	(7)
Total	$96	$79	Total	$(175)	$(63)

The following summarizes the balance and activity within AOCI relative to our interest rate, commodity and foreign currency cash flow hedges as of and for the year ended December 31, 2021:

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
For the years ended December 31, 2021 and 2020, no derivative losses attributable to the ineffective portion or to amounts excluded from effectiveness testing were recognized in trading and marketing gains or losses, net or interest expense in our consolidated statements of operations. For the years ended December 31, 2021 and 2020, no derivative losses were reclassified from AOCI to trading and marketing gains or losses, net or interest expense as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in the value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

Commodity Derivatives: Statements of Operations Line Item	Year Ended December 31,
	2021	2020	2019
	(millions)
Realized (losses) gains	$(493)	$101	$65
Unrealized (losses) gains	(125)	55	(78)
Trading and marketing (losses) gains, net	$(618)	$156	$(13)
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

	December 31, 2021
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)	Net Short Position (Bbls)	Net (Short) Long Position (MMBtu)
2022	(1,133,000)	(76,565,200)	(5,080,635)	(7,015,000)
2023	(446,000)	912,500	(1,344,000)	(830,000)
2024	—	—	(1,455,000)	(2,280,000)
2025	—	—	(1,440,000)	9,530,000
2026	—	—	(1,440,000)	535,000

	December 31, 2020
	Crude Oil	Natural Gas	Natural Gas Liquids	Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Net Short Position (MMBtu)	Net Short Position (Bbls)	Net Long (Short) Position (MMBtu)
2021	(1,969,000)	(69,887,800)	(9,857,339)	(7,130,000)
2022	(214,000)	(36,500,000)	(1,422,842)	10,950,000
2023	—	—	(1,440,000)	3,650,000
2024	—	—	(1,440,000)	2,140,000
2025	—	—	(1,320,000)	1,825,000

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
Common Units — During the years ended December 31, 2021 and 2020, we issued no common units pursuant to our at-the-market program. As of December 31, 2021, $750 million of common units remained available for sale pursuant to our at-the-market program.
Our general partner is entitled to a percentage of all quarterly distributions equal to its limited partner interest, together with DCP Midstream, LLC, of approximately 57% as of December 31, 2021.
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
Distributions — The following table presents our cash distributions paid in 2021, 2020, and 2019:

Payment Date	Per Unit Distribution	Total Cash Distribution
		(millions)
Distributions to common unitholders
November 12, 2021	$0.39	$81
August 13, 2021	$0.39	$81
May 14, 2021	$0.39	$82
February 12, 2021	$0.39	$81
November 13, 2020	$0.39	$81
August 14, 2020	$0.39	$82
May 15, 2020	$0.39	$81
February 14, 2020	$0.78	$162
November 14, 2019	$0.78	$155
August 14, 2019	$0.78	$154
May 15, 2019	$0.78	$155
February 14, 2019	$0.78	$154

Distributions to Series A Preferred unitholders
December 15, 2021	$36.8750	$19
June 15, 2021	$36.8750	$18
December 15, 2020	$36.8750	$19
June 15, 2020	$36.8750	$18
December 16, 2019	$36.8750	$19
June 17, 2019	$36.8750	$18

Distributions to Series B Preferred unitholders
December 15, 2021	$0.4922	$3
September 15, 2021	$0.4922	$4
June 15, 2021	$0.4922	$3
March 15, 2021	$0.4922	$3
December 15, 2020	$0.4922	$4
September 15, 2020	$0.4922	$3
June 15, 2020	$0.4922	$3
March 16, 2020	$0.4922	$3

December 16, 2019	$0.4922	$4
September 16, 2019	$0.4922	$3
June 17, 2019	$0.4922	$3
March 15, 2019	$0.4922	$3

Distributions to Series C Preferred unitholders
October 15, 2021	$0.4969	$3
July 15, 2021	$0.4969	$2
April 15, 2021	$0.4969	$2
January 15, 2021	$0.4969	$2
October 15, 2020	$0.4969	$2
July 15, 2020	$0.4969	$3
April 15, 2020	$0.4969	$2
January 15, 2020	$0.4969	$2
October 15, 2019	$0.4969	$2
July 15, 2019	$0.4969	$3
April 15, 2019	$0.4969	$2
January 15, 2019	$0.5576	$2

17. Equity-Based Compensation

On April 28, 2016, the unitholders of the Partnership approved the 2016 Long-Term Incentive Plan (the “2016 LTIP” or, the “LTIP”). The 2016 plan authorizes up to 900,000 common units to be available for issuance under awards to employees, officers, and non-employee directors of the General Partner and its affiliates. Awards under the 2016 LTIP may include unit options, phantom units, restricted units, distribution equivalent rights ("DERs"), unit bonuses, common unit awards, and performance awards.  The 2016 LTIP will expire on the earlier of the date it is terminated by the board of directors of the General Partner or the date that all common units available under the plan have been paid or issued.

Under DCP Midstream, LLC's Long-Term Incentive Plan ("DCP Midstream LTIP"), awards may be granted to key employees. The DCP Midstream LTIP provides for the grant of Strategic Performance Units ("SPUs") and Phantom Units. The SPUs and Phantom Units consist of a notional unit based on the fair market value of a common unit of the Partnership.

Since we have the intent and ability to settle certain awards within our control in units, we classify them as equity awards based on their fair value. The fair value of our equity awards is determined based on the closing price of our common units on the grant date. Compensation expense on equity awards is recognized ratably over each vesting period. We account for other awards which are subject to settlement in cash, including DERs, as liability awards. Compensation expense on these awards is recognized ratably over each vesting period, and will be re-measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of our common units at each measurement date. Phantom Units issued in 2020 and thereafter are designed to pay out proportionally in cash and DCP Common LP Units.

Equity-based compensation expense was $20 million, $11 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents the fair value of unvested unit-based awards related to the SPUs and Phantom Units:

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2021 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
SPUs	3	$7	0% - 11%	2
Phantom Units	1 - 3	$7	0% - 11%	1

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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2019	251,319	$43.33
Granted	222,440	$30.60
Forfeited	(40,348)	$34.95
Vested (a)	(83,054)	$56.80
Outstanding at December 31, 2019	350,357	$33.02
Granted	296,700	$23.71
Forfeited	(76,183)	$27.45
Vested (b)	(141,613)	$36.23
Outstanding at December 31, 2020	429,261	$26.52
Granted	323,460	$19.44
Forfeited	(54,641)	$21.32
Vested (c)	(173,171)	$30.60
Outstanding at December 31, 2021	524,909	$21.35	$27.48
Expected to vest	481,926	$21.35	27.48

(a) The 2017 grants vested at 120%.
(b) The 2018 grants vested at 152%.
(c) The 2019 grants vested at 150%
The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2019	83,054	$6	$9
Vested or paid in cash in 2020	141,613	$4	$6
Vested or paid in cash in 2021	173,171	$7	$4

Phantom Units - Phantom Units generally cliff vest at the end of three years and include the right to receive DERs, during the vesting period, as applicable, based on the number of units granted. The DERs are paid quarterly in arrears. Phantom Units may be settled by issuing units or in cash payments equal to the fair value of the awards, which is based on the market prices of our stock near the end of the performance periods. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2019	231,706	$42.55
Granted	281,930	$30.52
Forfeited	(43,170)	$34.14
Vested	(171,881)	$40.92
Outstanding at December 31, 2019	298,585	$33.35
Granted	671,040	$20.07
Forfeited	(78,320)	$22.99
Vested	(123,817)	$36.25
Outstanding at December 31, 2020	767,488	$22.33
Granted	403,130	$21.64
Forfeited	(221,480)	$20.43
Vested	(362,116)	$24.88
Outstanding at December 31, 2021	587,022	$20.99	$22.80
Expected to vest	523,046	$20.98	$22.80

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2019	171,881	$6	$5
Vested or paid in cash in 2020	123,817	$3	$6
Vested or paid in cash in 2021	362,116	$5	$3

18. Benefits

We do not have our own employees. The employees supporting our operations are employees of DCP Services, LLC, for which we incur charges under the Services Agreement. All DCP Services, LLC employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in the 401(k) and retirement plan, to which a range of 4% to 7% of each eligible employee’s qualified earnings is contributed to the retirement plan, based on years of service. All new employees are automatically enrolled in the 401(k) plan at a 6% contribution level. Employees can opt out of this contribution level or change it at any time. Additionally, DCP Services, LLC matches employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2021, 2020 and 2019, we expensed plan contributions of $24 million, $26 million and $31 million, respectively.

DCP Services, LLC offers certain eligible executives the opportunity to participate in the Executive Deferred Compensation ("EDC") Plan. The EDC Plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The EDC Plan also has make-whole provisions for plan participants who may otherwise be limited in the amount that we can contribute to the 401(k) plan on the participant’s behalf.

19. Net Income or Loss per Limited Partner Unit
We have the ability to elect to settle restricted phantom units at our discretion in either cash or common units. For restricted phantom units granted during 2021 and 2020, we have the ability and intent to settle vested units through the issuance of common units. There were 304,270 restricted phantom units outstanding as of December 31, 2020 that were not included in the calculation of diluted net loss per unit for the year ended December 31, 2020 because including them would have been anti-dilutive.
Basic and diluted net income per limited partner unit was calculated as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
	(millions, except per unit amounts)

Net income (loss) attributable to limited partners	$332	$(365)	$(160)
Weighted average limited partner units outstanding, basic	208,366,254	208,338,544	153,116,233
Dilutive effects of nonvested restricted phantom units	233,804	—	—
Weighted average limited partner units outstanding, diluted	208,600,058	208,338,544	153,116,233
Net income (loss) per limited partner unit, basic and diluted	$1.59	$(1.75)	$(1.05)

20. Income Taxes

We are structured as a master limited partnership with sufficient qualifying income, which is a pass-through entity for federal income tax purposes.

Income tax expense consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(millions)
Current:
State income tax expense	$(1)	$—	$(1)
Deferred:
State income tax (expense) benefit	(5)	—	2
Total income tax (expense) benefit	$(6)	$—	$1

As of December 31, 2021 and 2020, we had state deferred tax liabilities of $34 million and $30 million, respectively. The state deferred tax liabilities are primarily associated with Texas franchise taxes.

Our effective tax rate differs from statutory rates, primarily due to being structured as a master limited partnership, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states, primarily Texas. The State of Texas imposes a margin tax that is assessed at 0.75%, of taxable margin apportioned to Texas for each year ended December 31, 2021, 2020 and 2019.

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
Environment, Health and Safety — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, fractionating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to the environment, health and safety. As an owner or operator of these facilities, we must comply with laws and regulations at the federal, state and, in some cases, local levels that relate to worker health and safety, public health and safety, pipeline safety, air and water quality, solid and hazardous waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities incorporates compliance with environmental laws and regulations, health and safety standards applicable to workers and the public, and safety standards applicable to our various facilities. In addition, there is increasing focus from (i) regulatory bodies and communities, and through litigation, on hydraulic fracturing and the real or perceived environmental or public health impacts of this technique, which indirectly presents some risk to our available supply of natural gas and the resulting supply of NGLs; (ii) regulatory bodies regarding pipeline system safety which could impose additional regulatory burdens and increase the cost of our operations; (iii) state and federal regulatory officials regarding the emission of greenhouse gases and other air emissions associated with our operations or the materials managed as part of our business, which could impose regulatory burdens and increase the cost of our operations; and (iv) regulatory bodies and communities that could prevent or delay the development of fossil fuel energy infrastructure such as pipelines, plants, and other facilities used in our business. Failure to comply with these various health, safety and environmental laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these existing laws and regulations will not have a material adverse effect on our results of operations, financial position or cash flows.
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

•In 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of our gas processing plants, which we had self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant's air permit would be revised to include the flare and emissions limits for such flare in addition to us paying an administrative penalty as well as an economic benefit payment generally covering the period when the flare was required to be included in the facility air permit. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020 CDPHE issued a Notice of Violation in relation to amine treater emissions at this gas processing plant, which we had self-disclosed to CDPHE in April 2020. We are still exchanging information and holding discussions with CDPHE as to this and the foregoing flare-related enforcement matter, including possible settlement terms, although these matters, which have since been combined, may end up in formal legal proceedings. It is possible that resolution of this matter may include an administrative penalty and economic benefit payment, further revising the facility air permit, or installation of emissions management equipment, or a combination of these, that could, in the aggregate, exceed the disclosure threshold amount described above, although we do not believe that resolution of this matter would have a material adverse effect on our results of operations, financial position, or cash flows.

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

The following tables set forth our segment information:
Year Ended December 31, 2021

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$9,734	$6,894	$—	$(5,921)	$10,707
Adjusted gross margin (a)	$138	$1,304	$—	$—	$1,442
Operating and maintenance expense	(38)	(603)	(18)	—	(659)
General and administrative expense	(6)	(15)	(202)	—	(223)
Depreciation and amortization expense	(12)	(325)	(27)	—	(364)
Asset impairments	(13)	(18)	—	—	(31)
Other income (expense), net	6	(1)	—	—	5
Gain (loss) on sale of assets, net	2	(7)	—	—	(5)
Earnings from unconsolidated affiliates	519	16	—	—	535
Interest expense	—	—	(299)	—	(299)
Income tax expense	—	—	(6)	—	(6)
Net income (loss)	$596	$351	$(552)	$—	$395
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$596	$347	$(552)	$—	$391
Non-cash derivative mark-to-market	$(19)	$(106)	$—	$—	$(125)
Capital expenditures	$7	$93	$8	$—	$108
Investments in unconsolidated affiliates, net	$5	$—	$—	$—	$5

Year Ended December 31, 2020:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$5,530	$3,479	$—	$(2,707)	$6,302
Adjusted gross margin (a)	$333	$1,226	$—	$—	$1,559
Operating and maintenance expense	(36)	(554)	(17)	—	(607)
General and administrative expense	(7)	(22)	(224)	—	(253)
Depreciation and amortization expense	(13)	(333)	(30)	—	(376)
Asset impairments	—	(746)	—	—	(746)
Other expense, net	(10)	(3)	(2)	—	(15)
Restructuring costs	—	—	(9)	—	(9)
Earnings (loss) from unconsolidated affiliates	510	(63)	—	—	447
Interest expense	—	—	(302)	—	(302)
Net income (loss)	$777	$(495)	$(584)	$—	$(302)
Net (loss) attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$777	$(499)	$(584)	$—	$(306)
Non-cash derivative mark-to-market	$78	$(23)	$—	$—	$55
Non-cash lower of cost or net realizable value adjustments	$6	$—	$—	$—	$6
Capital expenditures	$4	$140	$16	$—	$160
Investments in unconsolidated affiliates, net	$101	$—	$—	$—	$101

Year Ended December 31, 2019:

	Logistics and Marketing	Gathering and Processing	Other	Eliminations	Total
	(millions)
Total operating revenue	$6,856	$4,319	$—	$(3,550)	$7,625
Adjusted gross margin (a)	$254	$1,349	$—	$—	$1,603
Operating and maintenance expense	(42)	(664)	(22)	—	(728)
General and administrative expense	(8)	(23)	(244)	—	(275)
Depreciation and amortization expense	(19)	(355)	(30)	—	(404)
Asset impairments	(35)	(212)	—	—	(247)
Other expense, net	(3)	(5)	—	—	(8)
Loss on sale of assets, net	(10)	(70)	—	—	(80)
Restructuring costs	—	—	(11)	—	(11)
Earnings from unconsolidated affiliates	468	6	—	—	474
Interest expense	—	—	(304)	—	(304)
Income tax expense	—	—	1	—	1
Net income (loss)	$605	$26	$(610)	$—	$21
Net income attributable to noncontrolling interests	—	(4)	—	—	(4)
Net income (loss) attributable to partners	$605	$22	$(610)	$—	$17
Non-cash derivative mark-to-market	$(29)	$(49)	$—	$—	$(78)
Non-cash lower of cost or net realizable value adjustments	$10	$—	$—	$—	$10
Capital expenditures	$29	$474	$16	$—	$519
Investments in unconsolidated affiliates, net	$450	$—	$—	$—	$450

	December 31,	December 31,
	2021	2020
	(millions)
Segment long-term assets:
Gathering and Processing	$7,515	$7,788
Logistics and Marketing	3,887	3,929
Other (b)	229	232
Total long-term assets	11,631	11,949
Current assets	1,749	1,008
Total assets	$13,380	$12,957

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
(b) Other long-term assets not allocable to segments consist of corporate leasehold improvements and other long-term assets

24. Supplemental Cash Flow Information

	Year Ended December 31,
	2021	2020	2019
	(millions)
Cash paid for interest:
Cash paid for interest, net of amounts capitalized	$297	$283	$258
Cash paid for income taxes, net of income tax refunds	$3	$3	$3
Non-cash investing and financing activities:
Property, plant and equipment acquired with accounts payable and accrued liabilities	$10	$7	$45
Other non-cash changes in property, plant and equipment	$(9)	$(3)	$(2)
Other non-cash activities:
Operating lease assets arising from the implementation of Topic 842	$—	$—	$84
Right-of-use assets obtained in exchange for operating and finance lease liabilities	$48	$18	$82

25. Subsequent Events
On January 24, 2022, we announced that the board of directors of the General Partner declared a quarterly distribution on our common units of $0.39 per common unit. The distribution was paid on February 14, 2022 to unitholders of record on February 4, 2022.
On the same date, the board of directors of the General Partner declared a quarterly distribution on our Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The Series B distributions will be paid on March 15, 2022 to unitholders of record on March 1, 2022. The Series C distribution will be paid on April 15, 2022 to unitholders of record on April 1, 2022.
On January 3, 2022, we repaid, at par, prior to maturity all $350 million of aggregate principal amount outstanding of our 4.950% Senior Notes due April 1, 2022 using borrowings under our Revolving Credit Facility and AR Securitization Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosures during the year ended December 31, 2021.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to the management of our general partner, including our general partner’s principal executive and principal financial officers (whom we refer to as the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure. The management of our general partner evaluated, with the participation of the Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued their report, included immediately following, regarding our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Partnership and our report dated February 18, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 18, 2022

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

On February 16, 2022, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of DCP Midstream, LLC, which owns DCP Midstream GP, LLC, the general partner of the general partner of the Partnership, established compensation levels for named executive officers of the Company (the “NEOs”) for the 2022 fiscal year, to be effective as of March 21, 2022:

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen	$775,935	100%	450%	$5,043,578
Sean P. O'Brien	$503,327	80%	250%	$2,164,306
Don A. Baldridge	$451,743	80%	255%	$1,965,082
William L. Johnson	$440,725	70%	190%	$1,586,610
George R. Green	$414,800	70%	150%	$1,327,360

The Compensation Committee also established the performance criteria for certain compensation arrangements for the NEOs for the 2022 fiscal year. The performance criteria relate to grants to the NEOs under the 2016 LTIP and awards to the NEOs under the STI.

The 2016 LTIP provides for the grant of cash and common unit-settled phantom units and cash-settled dividend equivalent rights. The phantom units consist of a notional unit based on the fair market value of a common unit of the Partnership. The phantom units will be granted half in restricted phantom units (“RPUs”) that will settle in common units, and half in strategic performance units (“SPUs”) that will settle in cash. RPUs will vest at the end of a three-year vesting period. SPUs will vest in an amount ranging from 0% to 200% depending on the level of achievement, as determined by the Compensation Committee, during a three-year performance period comprised of the following measures and weightings: (a) 25% for distributable cash flow per common unit of the Partnership for the 3rd year of the performance period, (b) 25% for the average of each of the three annual distributable cash flow per common unit generated during the performance period, and (c) 50% for the relative total shareholder return of the Partnership as compared to the following peer group:

Antero Midstream Corporation	Genesis Energy, L.P.	ONEOK, Inc.
Cheniere Energy, Inc.	Holly Energy Partners, L.P.	Phillips 66 Partners LP
Crestwood Equity Partners LP	Magellan Midstream Partners, L.P.	Shell Midstream Partners, L.P.
DT Midstream, Inc	MPLX LP	Targa Resources Corp.
EnLink Midstream, LLC	NuStar Energy L.P.	Western Midstream Partners, LP
Equitrans Midstream Corporation

The foregoing description of the SPU and RPU grants is qualified in its entirety by reference to the terms of the grant agreements.

The 2022 payout opportunity for STI awards will be based on the level of performance achieved by the Partnership on annual strategic priorities and goals including the financial metrics of distributable cash flow, constant price cash generation, and cost; safety and environmental objectives relating to recordable injury rates, process safety events, and greenhouse gas emissions; and operational excellence measures such as plant efficiency and reliability, and a culture and people scorecard with criteria relating to employee engagement, inclusion and diversity, and employee development.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

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

Name	Age	Position with DCP Midstream GP, LLC

Wouter T. van Kempen	52	Chairman of the Board, President, Chief Executive Officer, and Director
Sean P. O'Brien	52	Group Vice President and Chief Financial Officer
Don A. Baldridge	52	President, Operations
William L. Johnson	50	President, Operations
George R. Green	41	Group Vice President and General Counsel
Allen C. Capps	51	Director
Heather Crowder	52	Director
Fred J. Fowler	75	Director
William F. Kimble	62	Director
Brian Mandell	58	Director
Stephen J. Neyland	54	Director
Bill W. Waycaster	83	Director

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

Don A. Baldridge was appointed President, Operations of DCP Midstream GP, LLC in February 2017. Mr. Baldridge has also been a President of DCP Midstream, LLC overseeing the commercial, marketing, and logistics businesses since March 2013 and before that was Vice President, Natural Gas and NGL Marketing of DCP Midstream, LLC since February 2011. Mr. Baldridge previously served as Vice President, Business Development of DCP Midstream, LLC from January 2009 until February 2011. Mr. Baldridge joined DCP Midstream, LLC in March 2005. Mr. Baldridge brings more than 25 years of experience in the energy industry, including commercial, trading and business development activities.

William L. Johnson was appointed President, Operations, of DCP Midstream GP, LLC in November 2021. Prior to this appointment, Mr. Johnson served as Group Vice President and Chief Transformation Officer for DCP Midstream GP, LLC since January 2017, where he was responsible for engineering, projects, information technology, operations technology, digital solutions, and DCP Midstream GP, LLC's integrated collaboration center. Prior to that, Mr. Johnson served as Vice President of Operations for the North and Permian regions. He also previously served as the Vice President of Technical Services, responsible for regional engineering, corporate reliability, compression services, and measurement. Before joining DCP Midstream GP, LLC in 2011, Mr. Johnson held management positions in project engineering, operations, reliability and maintenance, turnarounds, corporate engineering, and plant management at multiple chemical and refining plant sites as well as at the corporate headquarters for Arco Chemical, Lyondell, and LyondellBasell.

George R. Green was appointed Group Vice President and General Counsel of DCP Midstream GP, LLC in January 2021. Mr. Green joined the Company's legal department in 2014 and has since held roles of increasing responsibility. He served as Vice President and Deputy General Counsel of DCP Midstream GP, LLC directly prior to his current role. Before joining the Company, he was an attorney in private practice where he represented clients in business disputes, contract claims, product liability cases, and environmental matters.

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

Heather Crowder was appointed a director of DCP Midstream GP, LLC in November 2020. Ms. Crowder currently serves as Vice President and General Tax Officer for Phillips 66, a role she has held since January 1, 2018. Before joining Phillips 66 in May 2016, Ms. Crowder served as Managing Tax Counsel, Corporate, for five years at ConocoPhillips. Prior to joining

ConocoPhillips in 2011, Ms. Crowder worked for 15 years at KPMG LLP ("KPMG") where she ultimately became a partner in 2008.

Fred J. Fowler was appointed a director of DCP Midstream GP, LLC in March 2015. Mr. Fowler is the former president and chief executive officer of Spectra Energy, retiring from that position in December 2008. Prior to Spectra Energy’s separation from Duke Energy Corporation in December 2006, Mr. Fowler served as group president for Duke Energy’s gas transmission business since April 2006. Prior to that, Mr. Fowler served as president and chief operating officer of Duke Energy Corporation since November 2002. Mr. Fowler began his career in the energy industry in 1968. Mr. Fowler served as vice chairman of the board of directors of TEPPCO Partners, L.P. from March 1998 to February 2003 and as chairman of the board of directors of our General Partner from April 2007 to January 2009. Mr. Fowler served on the board of directors of Ovintiv Inc. (formerly known as Encana Corp.) until April 28, 2021 and served on the board of directors of PG&E Corporation until June 30, 2020.

William F. Kimble was appointed a director of DCP Midstream GP, LLC in June 2015. Mr. Kimble retired in February 2015 from KPMG, one of the largest audit, tax and advisory services firms in the world. Mr. Kimble served as KPMG’s Office Managing Partner for the Atlanta office and Managing Partner - Southeastern United States, where he was responsible for the firm’s audit, advisory and tax operations from 2009 until his retirement. Mr. Kimble was also responsible for moderating KPMG’s Audit Committee Institute and Audit Committee Chair Sessions. Until his retirement, Mr. Kimble had been with KPMG or its predecessor firm since 1986. During his tenure with KPMG, Mr. Kimble held numerous senior leadership positions, including Global Chairman of Industrial Markets. Mr. Kimble also served as KPMG’s Energy Sector Leader for approximately ten years and was the executive director of KPMG’s Global Energy Institute. Mr. Kimble currently serves on the board of directors of Liberty Oilfield Services Inc. and its audit committee and previously served on the board of directors of PRGX Global, Inc. and its audit committee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires DCP Midstream GP, LLC’s directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of our common units and our other equity securities and to furnish us with copies of such reports. To our knowledge, based solely on a review of the copies of reports and amendments thereto filed electronically with the SEC or furnished to us and written representations of our directors and executive officers that no other reports were required, all Section 16(a) filing requirements applicable to such reporting persons were complied with on a timely basis during the fiscal year ended December 31, 2021.

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

Sustainability Committee

The board of directors of our General Partner has a sustainability committee. The sustainability committee is currently comprised of all members of our board of directors excluding Mr. van Kempen, our Chairman and CEO. The sustainability committee provides oversight to ensure that environmental, social, and governance opportunities and risks are incorporated into our long-term business strategy. The sustainability committee also oversees the development of our sustainability disclosures and reporting and strategic response to stakeholder expectations and concerns regarding sustainability.

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

Copies of our Corporate Governance Guidelines, Code of Business Ethics and Audit Committee Charter are available on our website at www.dcpmidstream.com. Copies of these items are also available free of charge in print to any person who sends a request to the office of the Corporate Secretary of DCP Midstream at 6900 E. Layton Avenue, Suite 900, Denver, Colorado 80237. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Unitholders or interested parties may communicate with any and all members of our board, or any committee of our board, by transmitting correspondence to one or more directors by name or to the chairman of the board or any committee of the board at the following address: Name of the Director(s), c/o Corporate Secretary, DCP Midstream, 6900 E. Layton Avenue, Suite 900, Denver, Colorado 80237.

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
•based on the foregoing reviews and discussions, recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC; and
•approved the reappointment of Deloitte & Touche LLP to serve as our independent auditors based on an annual consideration of, among other factors, the following: their historical and recent performance on our audit, the quality and candor of their communications with the audit committee and management, the depth of expertise of their audit team and the value provided by their national office, the appropriateness of their fees, how effectively they maintained their independence, their tenure as our independent auditors, their knowledge of our operations, accounting policies and practices, and internal control over financial reporting, and external data relating to audit quality and performance by them and their peer firms.

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

We have entered into the Services Agreement with DCP Midstream, LLC pursuant to which, among other matters, DCP Services, LLC makes available its employees who manage and operate our assets and serve as the executive officers, including the named executive officers, or NEOs, of our General Partner. For the year ended December 31, 2021, the NEOs of our General Partner were Wouter T. van Kempen, Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer); Sean P. O’Brien, Group Vice President and Chief Financial Officer (Principal Financial Officer); Don A. Baldridge, President, Operations; William L. Johnson, President, Operations, who was appointed to the position vacated by the October 30, 2021 departure of Corey D. Walker, former President, Operations; and George R. Green, Group Vice President and General Counsel.

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

Methodology - Advisors and Peer Companies

The compensation committee reviews data from market surveys provided by independent consultants to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our NEOs as well as the compensation package for our non-employee directors. With respect to NEO compensation, the compensation committee also considers individual performance, levels of responsibility, skills and experience. Management, on behalf of the compensation committee, generally engages the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the NEOs. We consider Mercer to be independent of the Partnership and therefore, the work performed by Mercer does not create a conflict of interest. The Mercer study is based on compensation for a group of peer companies with similar operations obtained from public documents as well as multiple survey sources, including the current Mercer Benchmark Database and the Mercer Total Compensation Survey for the Energy Sector. The Mercer study is comprised of the following peer companies:

Crestwood Equity Partners LP	MPLX LP
Enable Midstream Partners LP	NuStar Energy L.P.
EnLink Midstream, LLC	ONEOK, Inc.
Genesis Energy, L.P.	Targa Resources Corp.
Magellan Midstream Partners, L.P.	Western Midstream Partners, LP

Studies such as this generally include only the most highly compensated officers of each company, which correlates with the NEOs. The results of the Mercer study as well as other factors such as targeted performance objectives serve as a benchmark for establishing total annual direct compensation packages for the NEOs. Peer data from the Mercer study and the data point that represents the 50th percentile of the market in the surveys are used.
Components of Compensation
The total annual direct compensation program for the NEOs consists of three components: (1) base salary; (2) a short-term cash incentive, or STI, which is based on a percentage of annual base salary; and (3) a long-term incentive consisting of a grant of performance units and phantom units, which are based on a percentage of annual base salary. In February 2020, the compensation committee approved the following base salary, short-term incentive targets, and long-term incentive targets for our NEOs, except for Messrs. Johnson and Green, who were not NEOs prior to the most recently completed fiscal year, that were to be effective March 23, 2020 as shown in our Annual Report on Form 10-K for the fiscal year ended 2020. However, in response to the COVID-19 pandemic and the global demand destruction that impacted our industry, we implemented various cost reductions including voluntary reductions of base salary adjustments, which were eventually reinstated on February 18, 2021 as follows:

Name and Principal Position	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
Wouter T. van Kempen, Chairman, President & CEO	$730,000	100%	375%	$4,197,500
Sean P. O'Brien, Group Vice President & Chief Financial Officer	$473,530	75%	245%	$1,988,826
Don A. Baldridge, President, Operations	$425,000	75%	250%	$1,806,250
Corey D. Walker, Former President, Operations	$425,000	75%	250%	$1,806,250

In October, all of the NEOs received a 2.5% merit increase to base salary, except for Mr. Green, who received a market-based adjustment effective in August 2021 to his total compensation as shown below. In November 2021, the Compensation Committee established the compensation set forth below for Mr. Johnson in connection with his appointment as President, Operations.

Name	Base Salary	Short-Term Incentive Target	Long-Term Incentive Target	Total
William L. Johnson	$425,000	70%	190%	$1,530,000
George R. Green	$400,000	60%	120%	$1,120,000

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

Short-Term Cash Incentive - Under the STI plan, annual cash incentives are provided to executives to promote the achievement of our performance objectives. Target incentive opportunities for executives under the STI plan are established as a percentage of base salary. Incentive amounts are intended to provide total cash compensation at the market median for executive officers in comparable positions when target performance is achieved, below the market median when performance is less than target and above the market median when performance exceeds target. The Mercer study is used to determine the competitiveness of the incentive opportunity for comparable positions. STI payments generally occur in March of each year for the prior fiscal year’s performance.

The 2021 STI objectives were initially designed and proposed by our Chairman of the Board, President, and CEO and subsequently approved by the compensation committee. All STI objectives are tied to the performance of the Partnership and are subject to change each year based on annual strategic priorities and goals. The 2021 objectives comprising the total STI opportunity for the NEOs are described below.

Financial objectives (60% of total STI):

•Distributable Cash Flow. An objective intended to capture the annual amount of cash that is available for the quarterly distributions to our unitholders. For this objective, we established a range of performance from a minimum of $710 million to a maximum of $850 million.
•Constant Price Cash Generation. An objective intended to capture the cash generated from operations for the Partnership excluding the effect of commodity prices. For this objective, we established a range of performance from a minimum of $1,080 million to a maximum of $1,180 million.
•Cost. An objective intended to capture the ongoing operating and general and administrative costs of the Partnership. For this objective, we established a range of performance from a minimum of $910 million to a maximum of $855 million.

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

Safety & Environmental objectives (20% of total STI):

•Total Recordable Injury Rate (TRIR). An objective of both employee and contractor incident rates covering the assets of the Partnership. For this objective, the maximum level of performance is a TRIR of 0.21 and the minimum level of performance is a TRIR of 0.44.
•Process Safety Event Rate (PSE Rate). An objective using Tier 1 and 2 process safety events covering the assets of the Partnership. For this objective, the maximum level of performance is a PSE Rate of 0.70 and a minimum level of performance is a PSE Rate of 1.30.
•Total Emissions. An objective of air emissions, natural gas vented or flared, covering the assets of the Partnership. For this objective, we have established certain levels of emissions at such assets.

The payout on the Partnership objectives range from 0% if the minimum level of performance is not achieved, 50% if the minimum level of performance is achieved, 100% if the target level of performance is achieved and 200% if the maximum level of performance is achieved. When the performance level falls between these percentages, the payout will be evaluated using straight-line interpolation with the final percentages determined by the compensation committee.

Early in 2022, management prepared a report on the achievement of the Partnership objectives during 2021. These results were then reviewed and approved by the compensation committee. The level of performance achieved in 2021 for each of the STI objectives was as follows:

STI Objectives	Level of Performance Achieved
Distributable Cash Flow	At Maximum
Constant Price Cash Generation	Below Minimum
Cost	Between Target and Maximum
Operations/ICC	Between Minimum and Target
Workforce of Today	Between Minimum and Target
Culture & People	Between Minimum and Target
Total Recordable Injury Rate (TRIR)	Between Minimum and Target
Process Safety Event Rate (PSE Rate)	Between Target and Maximum
Total Emissions	At Maximum

Long-Term Incentive Plan - The LTIP has the objective of providing a focus on long-term value creation and enhancing executive retention. Under the LTIP, phantom units, which are notional units based on the fair market value of our common units, are issued where half of such phantom units are strategic performance units, or SPUs, and half are restricted phantom units, or RPUs. The SPUs will vest at a multiple based upon the level of achievement of certain performance objectives over a three-year performance period, or the Performance Period, and will settle in cash. The RPUs will vest if the executive officer remains employed at the end of a three-year vesting period, or the Vesting Period, or earlier in the case of death, disability, retirement, or layoff. Our RPUs have historically settled in cash; however, starting with the 2020 grants, RPUs will be settled through the issuance of common units. The SPU and RPU awards are granted annually with a three-year Performance Period and Vesting Period, respectively. We believe this program promotes retention of the executive officers and focuses the executive officers on the goal of long-term value creation.

For 2021, the SPUs had the following three performance measures: (1) a quarter is measured against three-year distributable cash flow, or DCF, as defined in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” per common unit of the Partnership over the Performance Period, which DCF per common unit will be determined using our 2022 financial statements; (2) a quarter is measured against the average of three one-year distributable cash flow measures during the performance period and (3) the remaining half is measured against relative total shareholder return, or RTSR, defined as total shareholder return of the Partnership over the three-year Performance Period relative to the following peer group:

Antero Midstream Corporation	Genesis Energy, L.P.	ONEOK, Inc.
Cheniere Energy, Inc.	Holly Energy Partners, L.P.	Phillips 66 Partners LP
Crestwood Equity Partners LP	Magellan Midstream Partners, L.P.	Shell Midstream Partners, L.P.
Enable Midstream Partners, LP	MPLX LP	Targa Resources Corp.
EnLink Midstream, LLC	NGL Energy Partners L.P.	TC Pipelines, LP
Equitrans Midstream Corporation	NuStar Energy L.P.	Western Midstream Partners, LP

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

Our practice is to determine the dollar amount of long-term incentive compensation that we want to provide, and to then grant a number of SPUs and RPUs that have a fair market value equal to that amount on the date of grant, which is based on the average closing price of our common units on the NYSE for the 20 trading days ending two days prior to the date of grant under the LTIP. Target long-term incentive opportunities for executives under the plan are established as a percentage of base salary, using the Mercer study data for individuals in comparable positions.

In the event an award recipient’s employment is terminated after one hundred and eighty days following the grant date for reasons of death, disability, retirement, or layoff, the recipient’s: (i) SPUs will contingently vest on a pro rata basis for time worked over the Performance Period and final performance, measured at the end of the Performance Period, will determine the payout and (ii) RPUs will become fully vested and payable. Termination of employment for any other reason will result in the forfeiture of any unvested units and unearned DERs.

Unit Ownership Guidelines - In order to further align the interests of our officers with the interests of our unitholders, we have adopted guidelines that our officers beneficially own common units having a value as set forth in the table below. Officers are expected to reach this guideline within five years of becoming subject to the guidelines and to maintain such minimum ownership level during the tenure of their position. DCP common units owned, unvested common unit settled RPUs, and investments in DCP common units in the Executive Deferred Compensation Plan are included when determining whether an executive has met the required ownership levels. Compliance with the unit ownership guidelines is reviewed annually. All NEOs currently comply with these unit ownership guidelines or are on track to comply within the applicable five-year period as shown below.

Position	Multiple of Base Salary under Guidelines	Actual Multiple as of December 31, 2021
Wouter T. van Kempen	5x	15x
Sean P. O'Brien	3x	6x
Don A. Baldridge	3x	7x
William L. Johnson	3x	4x
George R. Green	3x	0.8x

Anti-Hedging and Anti-Pledging Policy - All of our officers, employees, and directors are subject to our Insider Trading Policy, which, among other things, prohibits directly or indirectly (i) holding our securities in a margin account, (ii) engaging in short sales of our securities, (iii) the purchase or sale of derivative instruments or other hedges including, but not limited to, exchange funds, forwards, swaps, options, puts, calls, collars, and (iv) pledging our securities as collateral. This policy covers our securities received as part of a compensation program as well as our securities acquired personally.

Clawback Policy - In 2021, we adopted an Incentive Compensation Clawback Policy. Our policy provides that incentive-based compensation (cash and equity) paid to our current and former officers may be recovered in the event of a restatement of our financial results, or under certain other circumstances, such as an officer’s fraud or misconduct that causes or is reasonably likely to cause us financial or reputational harm. In connection with such events, the Board or Compensation Committee will have the authority to require the reimbursement or forfeiture of any incentive compensation, including payments under the short-term cash incentive plan and payments and grants under the long-term incentive plan. In addition, we will take action to modify the clawback policy to comply with Section 10(D) of the Exchange Act and NYSE rules should the SEC adopt and implement final rules related thereto.

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

Board of Directors Report on Compensation

Our General Partner’s board of directors does not have a compensation committee. The board of directors of the General Partner has reviewed and discussed with management the “Compensation Discussion and Analysis” presented above. Members of management with whom the board of directors had discussions are the Chairman of the Board, President, and Chief Executive Officer of the General Partner and the Group Vice President and Chief Human Resources Officer of DCP Midstream, LLC. In addition, we engaged the services of Mercer, a compensation consultant, to conduct a study to assist us in establishing overall compensation packages for the executives. Based on this review and discussion, the board of directors of the General Partner recommended that the “Compensation Discussion and Analysis” referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

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

Board of Directors
Wouter T. van Kempen (Chairman)
Allen C. Capps
Heather Crowder
Fred J. Fowler
William F. Kimble
Brian Mandell
Stephen J. Neyland
Bill W. Waycaster

The following tables and accompanying narrative disclosures provide information regarding compensation of our named executive officers, or NEOs, as of December 31, 2021.

Summary Compensation Table

The following table summarizes the compensation awarded to, earned by or paid to the named executive officers of our General Partner for the services they provided to our business:

Name and Principal Position	Year	Salary	LTI Awards (a)	Non-Equity Incentive Plan Compensation (b)	All Other Compensation (c)	Total
Wouter T. van Kempen, Chairman of the Board, President and Chief Executive Officer
	2021	$718,208	$2,737,587	$1,106,040	$913,087	$5,474,922
	2020	$670,154	$2,737,447	$1,007,130	$858,090	$5,272,821
	2019	$691,742	$2,467,198	$1,003,026	$925,285	$5,087,251

Sean P. O’Brien, Group Vice President and Chief Financial Officer
	2021	$469,341	$1,160,238	$492,808	$416,010	$2,538,397
	2020	$454,186	$1,160,324	$511,925	$396,208	$2,522,643
	2019	$453,846	$1,034,276	$493,558	$463,715	$2,445,395

Don A. Baldridge, President, Operations
	2021	$421,240	$1,062,596	$442,302	$348,141	$2,274,279
	2020	$404,533	$1,062,441	$455,959	$316,805	$2,239,738
	2019	$399,975	$706,663	$434,973	$377,289	$1,918,900

William L. Johnson, President, Operations
	2021	$390,435	$467,869	$440,020	$240,328	$1,538,652
	2020	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—

George R. Green, Group Vice President and General Counsel
	2021	$364,692	$276,053	$382,927	$78,024	$1,101,696
	2020	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$—

Corey D. Walker, Former President, Operations (d)
	2021	$354,221	$1,062,596	$—	$372,359	$1,789,176
	2020	$338,365	$4,239,236	$564,380	$745,405	$5,887,386
	2019	$—	$—	$—	$—	$—

(a) The amounts in this column reflect the grant date fair value of strategic performance units, or SPUs, and restricted phantom units, or RPUs granted under the LTIP, and are computed in accordance with the provisions of the FASB Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”, or ASC 718. SPU awards are subject to performance conditions and the amounts shown are for target performance because target is the probable outcome. For SPUs granted in 2021, the performance conditions are between 0% if the minimum level of performance is not achieved to 200% if the maximum level of performance is achieved. The maximum value payable on the SPUs based on the 2021 grant date fair value, assuming the SPUs vested at the highest level of performance conditions, would be $2,737,621 for Wouter T. van Kempen, $1,160,121 for Sean P. O’Brien, $1,062,668 for Don A. Baldridge, $467,853 for William L. Johnson, $276,053 for George R. Green, and $1,062,668 for Corey D. Walker.
(b) Includes amounts payable under the STI Plan, including any amounts voluntarily deferred into the nonqualified deferred compensation plan. These amounts are expected to be paid in March 2022.
(c) Includes DERs, Partnership contributions to the defined contribution plan, Partnership contributions to the nonqualified deferred compensation plan and accrued vacation, as described in more detail below.
(d) Mr. Walker resigned effective October 30, 2021.

All Other Compensation

“All Other Compensation” in the summary compensation table includes the following for 2021:

Name	Company contributions to defined contribution plans	Company contributions to nonqualified deferred compensation program	DERs	Other (a)	Total
Wouter T. van Kempen	$31,900	$347,477	$533,710	$—	$913,087
Sean P. O’Brien	$31,900	$158,606	$225,504	$—	$416,010
Don A. Baldridge	$34,800	$121,661	$191,680	$—	$348,141
William L. Johnson	$31,900	$89,760	$118,668	$—	$240,328
George R. Green	$29,000	$15,535	$33,489	$—	$78,024
Corey D. Walker	$29,000	$7,816	$322,663	$12,880	$372,359

(a) Accrued vacation payments in connection with Mr. Walker’s departure effective October 30, 2021.
Grants of Plan-Based Awards
Following are the grants of plan-based awards to the NEOs during the year ended December 31, 2021:

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (a)			Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date (b)	Minimum ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#)	Maximum (#)	Grant Date Fair Value of LTIP Awards ($)
Wouter T. van Kempen	N/A	$—	$718,208	$1,436,415	—	—	—	$—
SPUs		$—	$—	$—	—	70,510	141,020	$1,368,811
RPUs		$—	$—	$—	64,360	64,360	64,360	$1,368,776
Sean P. O’Brien	N/A	$—	$352,006	$704,012	—	—	—	$—
SPUs		$—	$—	$—	—	29,880	59,760	$580,060
RPUs		$—	$—	$—	27,280	27,280	27,280	$580,177
Don A. Baldridge	N/A	$—	$315,930	$631,861	—	—	—	$—
SPUs		$—	$—	$—	—	27,370	54,740	$531,334
RPUs		$—	$—	$—	24,980	24,980	24,980	$531,262
William L. Johnson	N/A	$—	$273,304	$546,608	—	—	—	$—
SPUs		$—	$—	$—	—	12,050	24,100	$233,927
RPUs		$—	$—	$—	11,000	11,000	11,000	$233,943
George R. Green	N/A	$—	$218,815	$437,631	—	—	—	$—
SPUs		$—	$—	$—	—	7,110	14,220	$138,026
RPUs		$—	$—	$—	6,490	6,490	6,490	$138,026
Corey D. Walker	N/A	$—	$265,666	$531,332	—	—	—	$—
SPUs (c)		$—	$—	$—	—	27,370	54,740	$531,334
RPUs (c)		$—	$—	$—	24,980	24,980	24,980	$531,262

(a) Amounts shown represent amounts under the STI. If minimum levels of performance are not met, then the payout for one or more of the components of the STI may be zero.
(b) Grant Date is not applicable with respect to Non-Equity Incentive Plan Awards. The SPUs awarded on January 1, 2021 under the LTIP will vest in their entirety on December 31, 2023 if the specified performance conditions are satisfied or, if minimum levels of performance are not met, then the payout may be zero. The RPUs awarded on February 28, 2021 under the LTIP will vest in their entirety on February 27, 2024 if the NEO is still employed by DCP, or earlier in the case of death, disability, retirement or layoff.
(c) Reflects STI and units awarded in 2021. All STI and units forfeited upon his departure effective October 30, 2021.

Outstanding Equity Awards at Fiscal Year-End
Following are the outstanding equity awards for the NEOs as of December 31, 2021:

	Outstanding LTIP Awards
Name	Equity Incentive Plan Awards: Unearned Units That Have Not Vested (a)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested (b)
Wouter T. van Kempen	388,880	$11,311,187
Sean P. O’Brien	164,820	$4,794,048
Don A. Baldridge	150,940	$4,390,333
William L. Johnson	83,910	$2,412,660
George R. Green	29,930	$865,018
Corey D. Walker (c)	—	$—
(a) SPUs awarded in 2020 and 2021 vest in their entirety over a range of 0% to 200% on December 31, 2022 and 2023, respectively, if the specified performance conditions are satisfied. RPUs awarded in 2020 and 2021 vest in their entirety on February 27, 2023 and February 27, 2024, respectively, if still employed. To determine the outstanding awards, the calculation of the number of SPUs that are expected to vest is based on assumed performance of 200% as the previous fiscal year performance has exceeded target performance.
(b) Value calculated based on the closing price on the NYSE on December 31, 2021 of our common units of $27.48. The disclosed value includes distribution equivalents earned but not vested as of December 31, 2021 with respect to SPUs awarded in 2020 and 2021. Distribution equivalents accrued in 2021 on outstanding SPUs are also reported within “All Other Compensation” in the Summary Compensation Table.
(c) All outstanding units forfeited upon his departure effective October 30, 2021.

Stock Awards Vested

Following are the stock awards vested for the NEOs for the year ended December 31, 2021:

	Stock Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting (a)
Wouter T. van Kempen	97,502	$3,135,725
Sean P. O’Brien	40,874	$1,315,380
Don A. Baldridge	27,927	$916,622
William L. Johnson	16,819	$567,823
George R. Green	3,170	$108,971
Corey D. Walker (b)	—	$322,663
(a) Value calculated based on the average closing prices on the NYSE for the last 20 trading days in 2021 of our common units of $25.76. The disclosed value includes distribution equivalents accrued as of December 31, 2021 with respect to SPUs awarded in 2019 and distribution equivalents paid in 2021 on RPUs awarded in 2019, 2020 and 2021. The distribution equivalents attributable to 2021 for such SPUs, and the distribution equivalents attributable to all of such RPUs, are also reported within “All Other Compensation” in the Summary Compensation Table.
(b) Reflects distribution equivalents attributable to 2021 for RPUs granted in 2020 and 2021. All units and accrued distribution equivalents, with respect to SPUs, forfeited upon Mr. Walker's departure.

Nonqualified Deferred Compensation

Following is the nonqualified deferred compensation for the NEOs for the year ended December 31, 2021:

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawal/ Distributions	Aggregate Balance at December 31, 2021 (d)
Wouter T. van Kempen	$157,023	$347,477	$2,495,758	$—	$10,646,931
Sean P. O’Brien	$151,175	$158,606	$512,463	$(672,852)	$2,256,569
Don A. Baldridge	$69,642	$121,661	$569,791	$—	$3,441,245
William L. Johnson	$51,120	$89,760	$480,528	$—	$1,692,481
George R. Green	$14,588	$15,535	$9,551	$—	$46,713
Corey D. Walker	$50,794	$7,816	$14,794	$—	$80,717
(a) These amounts are included in the Summary Compensation Table for the year 2021 as follows: $35,910 for Mr. van Kempen, $42,124 for Mr. Baldridge, $19,522 for Mr. Johnson, and $14,588 for Mr. Green.
(b) These amounts are included in the Summary Compensation Table for the year 2021.
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

The following table presents payments in the event of retirement, death, or disability, as may be applicable, as of the last business day of 2021:

	2021 STI	2019 LTI	Accelerated LTIP	Total
Wouter T. van Kempen	$1,106,040	$2,891,211	$5,182,485	$9,179,736
Sean P. O’Brien	$492,808	$1,212,031	$2,196,642	$3,901,481
Don A. Baldridge	$442,302	$828,115	$2,011,437	$3,281,854
William L. Johnson	$440,020	$498,730	$1,335,070	$2,273,820
George R. Green	$382,927	$93,999	$376,674	$853,600
Corey D. Walker (a)	$—	$—	$—	$—
(a) Not applicable due to Mr. Walker's departure effective October 30, 2021.

The following table presents additional payments in the event of termination for reasons other than cause as of the last business day of 2021:

Severance
Wouter T. van Kempen	$1,496,500
Sean P. O’Brien	$728,052
Don A. Baldridge	$653,438
William L. Johnson	$637,500
George R. Green	$600,000
Corey D. Walker (a)	$—
(a) Not applicable due to Mr. Walker's departure effective October 30, 2021.

CEO Pay Ratio

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Wouter T. van Kempen, the Chairman of the Board, President, and CEO of our General Partner:

For 2021, our last completed fiscal year, the median of the annual total compensation of all employees of our company (other than our CEO) was $127,232 and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,474,922. Based on this information, for 2021, Mr. van Kempen’s total annual compensation was 43 times that of the median of the annual total compensation of all employees.

As permitted by the SEC rules, the median employee utilized for the pay ratio disclosure for the fiscal year ended 2021 is the same employee identified for our prior pay ratio disclosure for the fiscal year ended 2020 because there were no changes during our fiscal year ended 2021 with respect to our employee population, employee compensation arrangements, or to the same median employee’s circumstances that we reasonably believe would result in a significant change to this pay ratio disclosure. In preparing this pay ratio disclosure, we took the following steps:

•We determined that, as of December 31, 2021, our employee population consisted of 1,788 individuals with all of these individuals located in the United States (as reported in Item 1, Business, in this Annual Report on Form 10-K). This population consisted of our full-time, part-time, and temporary employees.

•In originally identifying the "median employee" for purposes of our prior pay ratio disclosure for the fiscal year ended 2020, we compared the 2020 earnings eligible under the short-term incentive plan plus the short-term incentive earned in 2019 that was paid in 2020 as reflected in our payroll records for 2020. We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the "median employee."

•With respect to calculating the total annual compensation disclosed above for the median employee, we combined all of the elements of such employee’s total compensation for 2021.

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

For 2021, the board approved an annual compensation package for non-employee directors, consisting of an annual $90,000 cash retainer and an annual grant of common units that approximate $100,000 of value on the date of grant. Chairpersons of committees of the board received an additional annual cash retainer of $20,000. All cash retainers are paid on a quarterly basis in arrears. Directors did not receive additional fees for attending meetings of the board or its committees. The directors were reimbursed for out-of-pocket expenses associated with their membership on the board of directors.

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

The following table sets forth the compensation earned by the General Partner’s non-employee directors for the year ended December 31, 2021:

Name	Fees Earned in Cash	Unit Awards (a)	Total
Fred J. Fowler (d)	$95,000	$100,233	$195,233
William F. Kimble (b)	$110,000	$100,233	$210,233
Bill W. Waycaster (c)	$110,000	$100,233	$210,233
(a) The amounts in this column reflect the grant date fair value of common unit awards computed in accordance with ASC 718.
(b) Mr. Kimble earned an additional $20,000 in fees as the audit committee chair.
(c) Mr. Waycaster earned an additional $20,000 in fees as the special committee chair.
(d) Mr. Fowler earned an additional $5,000 in fees as the sustainability committee chair commencing December 2021.
Each director is entitled to be fully indemnified by us for his actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

As discussed above, our General Partner’s board of directors does not maintain a compensation committee. In 2021, the compensation committee of the board of directors of DCP Midstream, LLC, the owner of our General Partner, determined all elements of compensation for our NEOs. Only Mr. van Kempen was a director and a NEO of our General Partner. Further Mr. van Kempen is a non-voting member of the board of directors of DCP Midstream, LLC; however, he is not a member of the compensation committee thereof, nor did he participate in deliberations of such board with regard to his own compensation. During 2021, none of our NEOs served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board of directors, the board of directors of DCP Midstream, LLC, or the compensation committee of the board of directors of DCP Midstream, LLC.

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
The percentage of total common units beneficially owned is based on 208,378,739 outstanding common units and the percentage of Series A Preferred Units beneficially owned is based on 500,000 outstanding Series A Preferred Units as of February 16, 2022. None of the named beneficial owners set forth in the table below owns any of the 6,450,000 outstanding Series B Preferred Units or any of the 4,400,000 outstanding Series C Preferred Units as of February 16, 2022.

Name of Beneficial Owner (a)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
DCP Midstream, LLC (b)	117,762,526	56.5%	—	—
DCP Midstream GP, LP (c)	66,887,618	32.1%	—	—
ALPS Advisors, Inc. (d)	11,603,538	5.6%	—	—
Wouter T. van Kempen	67,040	*	750	*
Sean P. O'Brien	16,500	*	—	—
Don A. Baldridge	20,689	*	50	*
William L. Johnson	5,870	*	—	—
George R. Green	763	*	—	—
Allen C. Capps	—	—	—	—
Heather Crowder	—	—	—	—
Fred J. Fowler	57,900	*	—	—
William F. Kimble	23,800	*	—	—
Brian Mandell	—	—	—	—
Stephen J. Neyland	—	—	—	—
Bill W. Waycaster	23,800	*	—	—
All directors and executive officers as a group (12 persons)	216,362	*	800	*
_____________
* Less than 1%.
(a)Unless otherwise indicated, the address for all beneficial owners in this table is 6900 E. Layton Ave, Suite 900, Denver, Colorado 80237.
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
(d)As reported on Schedule 13G/A filed with the SEC on February 3, 2022 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 11,603,538 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by unitholders (1)	535,360	$—	286,396
Equity compensation plans not approved by unitholders	—	—	—
Total	535,360	$—	286,396

1.This information relates to our 2016 LTIP, which was approved by unitholders at a special meeting on April 28, 2016. For more information on our 2016 LTIP, refer to Note 17. "Equity-Based Compensation" in the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Distributions and Payments to our General Partner and its Affiliates
The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with our ongoing operation and any future liquidation. These distributions and payments are determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

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
Transportation Arrangements
The Texas Express, Front Range, Sand Hills, Southern Hills, Gulf Coast Express and Cheyenne Connector pipelines have in place transportation agreements with us, which expire between 2028 and 2030, pursuant to which we have committed to transport minimum throughput volumes at rates defined in each respective pipeline’s tariffs.
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

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services rendered by Deloitte & Touche LLP, or Deloitte, our principal accountant, for the audit of our financial statements, and the fees billed for other services rendered by Deloitte:

	Year Ended December 31,
Type of Fees	2021	2020
	(millions)
Audit fees (a)	$3	$3
Audit-related and tax fees (b)(c)	$—	$1
(a)Audit fees are fees billed by Deloitte for professional services for the integrated audit of our consolidated financial statements included in our annual report on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory and regulatory filings.
(b)Audit-related fees include assurance and related services performed by Deloitte to comply with generally accepted auditing standards and including comfort and consent letters in connection with SEC filings and financing transactions.
(c)Deloitte Tax was engaged to review the Federal tax return of the Partnership and prepare and process the K-1 schedule for holders for the year ended December 31, 2020 for a total fixed fee of $285,000. Subsequent to this engagement Deloitte has not provided any services to us related to tax compliance, tax services, and tax planning.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

Our Consolidated Financial Statements are included under Part II, Item 8 of this Annual Report. For a listing of these statements and accompanying footnotes, see "Index to Financial Statements."

All other financial statement schedules have been omitted, since they either are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the information is otherwise included in the consolidated financial statements and accompanying notes.

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

Exhibit Number		Description
2.13	*#
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

Exhibit Number		Description
4.5	*
Seventh Supplemental Indenture dated as of July 17, 2018 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on July 17, 2018).

4.6	*
Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 10, 2019).

4.7	*
Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on June 24, 2020).

4.8	*
Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 20, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee (attached as Exhibit 4.3 to DCP Midstream, LP's Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 19, 2021)

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

Exhibit Number		Description
4.19	*
Form of Unit Certificate for 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on May 11, 2018).

4.20	*
Form of Unit Certificate for 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (attached as Exhibit 4.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on October 4, 2018).

4.21		Description of Securities of DCP Midstream, LP.
10.1	*
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

10.7	*+
DCP Services, LLC 2008 Long-Term Incentive Plan, as amended and restated effective March 1, 2017 (attached as Exhibit 10.3 to DCP Midstream, LP’s Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 10, 2017).

10.8	*+
Form of Strategic Performance Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.12 to DCP Midstream, LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

10.9	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Services, LLC 2008 Long-Term Incentive Plan (attached as Exhibit 10.13 to DCP Midstream LP's Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 21, 2020).

10.10	*+
Form of Strategic Performance Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.11	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 7, 2020).

10.12	*+
Form of Strategic Performance Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.1 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 6, 2021).

10.13	*+
Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan (attached as Exhibit 10.2 to DCP Midstream, LP's Quarterly Report on Form 10-Q (File No. 001-32678) filed with the SEC on May 6, 2021).

10.14	+	Form of Restricted Phantom Unit Grant Agreement under the DCP Midstream, LP 2016 Long-Term Incentive Plan
10.15	*+	DCP Midstream, LP Executive Deferred Compensation Plan (attached as Exhibit 10.18 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).
10.16	*+
DCP Midstream, LP Executive Deferred Compensation Plan Adoption Agreement (attached as Exhibit 10.19 to DCP Midstream, LP’s Annual Report on Form 10-K (File No. 001-32678) filed with the SEC on February 15, 2017).

Exhibit Number		Description
10.17	*+
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

10.22	*
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

10.25	*
Third Amendment to Receivables Financing Agreement, dated April 22, 2021, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as structuring Agent (attached as Exhibit 10.4 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 2, 2021).

10.26	*
Fourth Amendment to Receivables Financing Agreement, dated August 2, 2021, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank National association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as structuring Agent (attached as Exhibit 10.5 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 2, 2021).

10.27	*
Receivables Sale and Contribution Agreement, dated August 13, 2018, between the originators from time to time party thereto and DCP Receivables LLC (attached as Exhibit 10.2 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on August 14, 2018).

10.28	*
Equity Restructuring Agreement, dated November 6, 2019, between DCP Midstream GP, LP and DCP Midstream, LP. (attached as Exhibit 10.1 to DCP Midstream, LP’s Current Report on Form 8-K (File No. 001-32678) filed with the SEC on November 8, 2019).

21.1		List of Subsidiaries of DCP Midstream, LP.
22		List of Guaranteed Securities
23.1		Consent of Deloitte & Touche LLP on Consolidated Financial Statements of DCP Midstream, LP and the effectiveness of DCP Midstream, LP's internal control over financial reporting.
23.2		Consent of BDO USA, LLP on Financial Statements of Gulf Coast Express Pipeline LLC.
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the Annual Report on Form 10-K of DCP Midstream, LP for the year ended December 31, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DCP Midstream, LP

	By:	DCP Midstream GP, LP its General Partner

	By:	DCP Midstream GP, LLC its General Partner

February 18, 2022	By:	/s/ Wouter T. van Kempen
		Name:	Wouter T. van Kempen
		Title:	President and Chief Executive Officer
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

Signature	Title (Position with DCP Midstream GP, LLC)	Date

/s/ Wouter T. van Kempen	Chief Executive Officer, President, Chairman of the Board and Director	February 18, 2022
Wouter T. van Kempen	(Principal Executive Officer)

/s/ Sean P. O'Brien	Group Vice President and Chief Financial Officer	February 18, 2022
Sean P. O'Brien	(Principal Financial Officer)

/s/ Richard A. Loving	Chief Accounting Officer	February 18, 2022
Richard A. Loving	(Principal Accounting Officer)

/s/ Allen C. Capps	Director	February 18, 2022
Allen C. Capps

/s/ Heather Crowder	Director	February 18, 2022
Heather Crowder

/s/ Fred J. Fowler	Director	February 18, 2022
Fred J. Fowler

/s/ William F. Kimble	Director	February 18, 2022
William F. Kimble

/s/ Brian Mandell	Director	February 18, 2022
Brian Mandell

/s/ Stephen J. Neyland	Director	February 18, 2022
Stephen J. Neyland

/s/ Bill Waycaster	Director	February 18, 2022
Bill Waycaster